Form 10-K
period 2011-12-31
YUM BRANDS INC
filed 2012-02-21
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2011

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ✓   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):  Large accelerated filer:  [✓] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No _✓

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 11, 2011 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was $24,430,261,521.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 14, 2012 was 460,414,239 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 17, 2012 are incorporated by reference into Part III.

Forward-Looking Statements

In this Form 10-K, as well as in other written reports and oral statements that we make from time to time, we present “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe harbor provisions.

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

YUM! Brands, Inc. (referred to herein as “YUM”, the “Registrant” or the “Company”), was incorporated under the laws of the state of North Carolina in 1997.  The principal executive offices of YUM are located at 1441 Gardiner Lane, Louisville, Kentucky  40213, and the telephone number at that location is (502) 874-8300. Our website address is http://www.yum.com.

YUM, together with its subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company.  The terms “we,” “us” and “our” are also used in the Form 10-K to refer to the Company.  Throughout this Form 10-K, the terms “restaurants,” “stores” and “units” are used interchangeably. While YUM! Brands, Inc., referred to as the Company, does not directly own or operate any restaurants, throughout this document we may refer to restaurants as being Company-operated.

(a)	General Development of Business

In January 1997, PepsiCo announced its decision to spin-off its restaurant businesses to shareholders as an independent public company.  Effective October 6, 1997, PepsiCo disposed of its restaurant businesses by distributing all of the outstanding shares of Common Stock of YUM to its shareholders.  On May 16, 2002, following receipt of shareholder approval, the Company changed its name from TRICON Global Restaurants, Inc. to YUM! Brands, Inc.

(b)	Financial Information about Operating Segments

YUM consists of five operating segments:  YUM Restaurants China ("China" or “China Division”), YUM Restaurants International (“YRI” or “International Division”), Taco Bell U.S., KFC U.S. and Pizza Hut U.S.  The China Division includes only mainland China, and the International Division includes the remainder of our international operations. For financial reporting purposes, management considers the three U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment (“U.S.”).   In December 2011, the Company sold the Long John Silver's ("LJS") and A&W All-American Food Restaurants ("A&W") brands to key franchisee leaders and strategic investors in separate transactions. Financial information prior to these transactions reflects our ownership of these brands.

Operating segment information for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 21 through 47 and in the related Consolidated Financial Statements in Part II, Item 8, pages 48 through 93.

(c)	Narrative Description of Business

General

YUM is the world’s largest quick service restaurant (“QSR”) company based on number of system units, with approximately 37,000 units in more than 120 countries and territories.  Primarily through the three concepts of KFC, Pizza Hut and Taco Bell (the “Concepts”), the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items.  Units are operated by a Concept or by independent franchisees or licensees under the terms of franchise or license agreements.  Franchisees can range in size from individuals owning just one restaurant to large publicly traded companies.  In addition, the Company owns non-controlling interests in Chinese entities who operate in a manner similar to KFC franchisees, as well as a non-controlling interest in Little Sheep Group Limited ("Little Sheep"), a casual dining concept headquartered in Inner Mongolia, China. On February 1, 2012, we acquired a controlling interest in Little Sheep. See Notes 4 and 21 for details.

The China Division, based in Shanghai, China, comprises approximately 4,500 system restaurants, primarily Company-owned KFCs and Pizza Huts.  In 2011, the China Division recorded revenues of approximately $5.6 billion and Operating Profit of $908 million. The International Division, based in Dallas, Texas, comprises approximately 14,500 system restaurants, primarily franchised KFCs and Pizza Huts, operating in over 120 countries outside the U.S.  In 2011 YRI recorded revenues of approximately $3.3 billion and Operating Profit of $673 million. We have approximately 18,000 system restaurants in the U.S. and recorded revenues of approximately $3.8 billion and Operating Profit of $589 million in 2011.

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

The franchise programs of the Company are designed to assure consistency and quality, and the Company is selective in granting franchises.  Under standard franchise agreements, franchisees supply capital – initially by paying a franchise fee to YUM, purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business.  Franchisees then contribute to the Company’s revenues through the payment of royalties based on a percentage of sales.

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

•
KFC operates in 115 countries and territories throughout the world.  As of year end 2011, KFC had 3,701 units in China, 8,920 units in YRI and 4,780 units in the U.S.  Approximately 79 percent of the China units, 11 percent of the YRI units and 10 percent of the U.S. units are Concept-owned.

•
As of year end 2011, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken-on-the-bone as their primary product offering, with a 39 percent market share in that segment, which is over twice as large as that of its closest national competitor. (Source: The NPD Group, Inc./CREST®, year ending December 2011, based on consumer spending)

•
KFC restaurants across the world offer fried and non-fried chicken products such as sandwiches, chicken strips, chicken-on-the-bone and other chicken products marketed under a variety of names. KFC restaurants also offer a variety of side items suited to local preferences and tastes.  Restaurant decor throughout the world is characterized by the image of the Colonel.

Pizza Hut

•
The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened.  Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products.

•
Pizza Hut operates in 97 countries and territories throughout the world. As of year end 2011, Pizza Hut had 764 units in China, 5,383 units in YRI and 7,600 units in the U.S. All of the China units and approximately 11 percent of the YRI units and 6 percent of the U.S. units are Concept-owned.

•	Pizza Hut operates in the delivery and casual dining segments around the world. Outside of the U.S., Pizza Hut often uses unique branding to differentiate its delivery and casual dining businesses.

•
As of year end 2011, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 15 percent market share in that segment. (Source: The NPD Group, Inc./CREST®, year ending December 2011, based on consumer spending)

•
Pizza Hut features a variety of pizzas which are marketed under varying names.  Each of these pizzas is offered with a variety of different toppings suited to local preferences and tastes.  Many Pizza Huts also offer pasta and chicken wings, including over 3,000 stores offering wings under the brand WingStreet, primarily in the U.S. Pizza Hut units feature a distinctive red roof logo on their signage.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold.

•
Taco Bell operates in 27 countries and territories throughout the world. As of year end 2011, there were 5,670 Taco Bell units in the U.S. and 275 in YRI.  Approximately 21 percent of the U.S. units and 1 percent of the YRI units are Concept-owned.

•
As of year end 2011, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 50 percent market share in that segment. (Source: The NPD Group, Inc./CREST®, year ending December 2011, based on consumer spending)

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, quesadillas, salads, nachos and other related items.  Taco Bell units feature a distinctive bell logo on their signage.

Restaurant Operations

Through its Concepts, YUM develops, operates, franchises and licenses a worldwide system of both traditional and non-traditional QSR restaurants.  Traditional units feature dine-in, carryout and, in some instances, drive-thru or delivery services.  Non-traditional units, which are typically licensed outlets, include express units and kiosks which have a more limited menu, usually lower sales volumes and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

Restaurant management structure varies by Concept and unit size.  Generally, each Concept-owned restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant.  Most of the employees work on a part-time basis.  Each Concept issues detailed manuals, which may then be customized to meet local regulations and customs, covering all aspects of restaurant operations, including food handling and product preparation procedures, food safety and quality, equipment maintenance, facility standards and accounting control procedures.  The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our proprietary core systemwide program for training, measuring and rewarding employee performance against key customer measures.  CHAMPS is intended to align the operating processes of our entire system around one set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Coaches.  Area Coaches typically work with approximately six to twelve restaurants.  Various senior operators visit Concept-owned restaurants from time to time to help ensure adherence to system standards and mentor restaurant team members.

Supply and Distribution

The Company’s Concepts, including Concept units operated by its franchisees, are substantial purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken, cheese, beef and pork products, paper and packaging materials.

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

China Division In China, we work with approximately 500 independent suppliers, mostly China-based, providing a wide range of products. We own most of the distribution system which includes approximately 20 logistics centers.

International Division  Throughout YRI we and our franchisees use decentralized sourcing and distribution systems involving many different global, regional, and local suppliers and distributors.  In our YRI markets we have approximately 1,500 suppliers, including U.S.-based suppliers that export to many countries.

U.S. Division  The Company, along with the representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, are members in the Unified FoodService Purchasing Co-op, LLC (the “Unified Co-op”) which was created for the purpose of purchasing certain restaurant products and equipment in the U.S.  The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment.  This arrangement combines the purchasing power of the Concept-owned and franchisee restaurants in the U.S. which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function.  The Company also believes that the Unified Co-op has resulted, and should continue to result, in closer alignment of interests and a stronger relationship with its franchisee community.

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third-party distribution companies.  McLane Company, Inc. (“McLane”) is the exclusive distributor for the majority of items used in Concept-owned restaurants and for a substantial number of franchisee and licensee stores.  The Company entered into an agreement with McLane effective January 1, 2011 relating to distribution to Concept-owned restaurants.  This agreement extends through December 31, 2016 and generally restricts Concept-owned restaurants from using alternative distributors for most products.

Trademarks and Patents

The Company and its Concepts own numerous registered trademarks and service marks.  The Company believes that many of these marks, including its Kentucky Fried Chicken®, KFC®, Pizza Hut® and Taco Bell® marks, have significant value and are materially important to its business.  The Company’s policy is to pursue registration of its important marks whenever feasible and to oppose vigorously any infringement of its marks.

The use of these marks by franchisees and licensees has been authorized in our franchise and license agreements.  Under current law and with proper use, the Company’s rights in its marks can generally last indefinitely.  The Company also has certain patents on restaurant equipment which, while valuable, are not material to its business.

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 21 through 47 and the Consolidated Statements of Cash Flows in Part II, Item 8, page 51.

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

Competition

The retail food industry, in which our Concepts compete, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to food quality, price, service, convenience, location and concept.  The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Each of the Concepts competes with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.  Given the various types and vast number of competitors, our Concepts do not constitute a significant portion of the retail food industry in terms of number of system units or system sales, either on a worldwide or individual country basis.

Research and Development (“R&D”)

The Company’s subsidiaries operate R&D facilities in Shanghai, China (China Division); Dallas, Texas (Pizza Hut U.S. and YRI); Irvine, California (Taco Bell); Louisville, Kentucky (KFC U.S.) and several other locations outside the U.S.  The Company expensed $34 million, $33 million and $31 million in 2011, 2010 and 2009, respectively, for R&D activities.  From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2011, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Division.  The Company and its U.S. Division are subject to various federal, state and local laws affecting its business.  Each of the Concepts’ restaurants in the U.S. must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety, fire and zoning agencies in the state and/or municipality in which the restaurant is located.  In addition, each Concept must comply with various state and federal laws that regulate the franchisor/franchisee relationship.  To date, the Company has not been materially adversely affected by such licensing and regulation or by any difficulty, delay or failure to obtain required licenses or approvals.

The Company and each Concept are also subject to federal and state laws governing such matters as immigration, employment and pay practices, overtime, tip credits and working conditions.  The bulk of the Concepts’ employees are paid on an hourly basis at rates related to the federal and state minimum wages. The Company has not been materially adversely affected by such laws to date.

The Company and each Concept are also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees younger than 18 years of age.  The Company has not been materially adversely affected by such laws to date.

The Company and each Concept are also subject to laws relating to information security, privacy, cashless payments, and consumer credit, protection and fraud. The Company has not been materially adversely affected by such laws to date.

The Company and each Concept are also subject to laws relating to nutritional content, nutritional labeling, product safety and menu labeling. The Company has not been materially adversely affected by such laws to date.

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

International and China Divisions.  The Company’s restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting U.S. restaurants, including laws and regulations concerning information security, labor, health, sanitation and safety.  The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.  International compliance with environmental requirements has not had a material adverse effect on the Company’s results of operations, capital expenditures or competitive position.

See Item 1A "Risk Factors" on page 8 for a discussion of risks relating to federal, state, local and international regulation of our business.

Employees

As of year end 2011, the Company and its Concepts employed approximately 466,000 persons, approximately 87 percent of whom were part-time.    The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company and its Concepts consider their employee relations to be good.

(d)	Financial Information about Geographic Areas

Financial information about our significant geographic areas (China Division, International Division and U.S.) is incorporated herein by reference from Selected Financial Data in Part II, Item 6, pages 19 and 20; MD&A in Part II, Item 7, pages 21 through 47; and in the related Consolidated Financial Statements in Part II, Item 8, pages 48 through 93.

(e)	Available Information

The Company makes available through the Investor Relations section of its internet website at www.yum.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission ("SEC").  Our Corporate Governance Principles and our Code of Conduct are also located within this section of the website.  The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.  These documents, as well as our SEC filings, are available in print to any shareholder who requests a copy from our Investor Relations Department.

Item 1A.	Risk Factors.

You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements and historical trends.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis or salmonella, and food safety issues have occurred in the past, and could occur in the future.  Any report or publicity linking us or one of our Concept restaurants, including restaurants operated by our franchisees, to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our Concepts’ brands and reputations as well as our revenues and profits.  If a customer of our Concepts or franchisees becomes ill from food-borne illnesses, we and our franchisees may temporarily close some restaurants, which would decrease our revenues.  In addition, instances of food-borne illness, food tampering or food contamination solely involving our suppliers or distributors or solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.  Such instances of food-borne illness, food tampering and food contamination may not be within our control.  The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

Our China operations subject us to risks that could negatively affect our business.

A significant and growing portion of our restaurants are located in China.  As a consequence, our financial results are increasingly dependent on our results in China, and our business is increasingly exposed to risks there.  These risks include changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), income and non-income based tax rates and laws and consumer preferences, as well as changes in the regulatory environment and increased competition.  In addition, our results of operations in China and the value of our Chinese assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

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

A significant portion of our Concepts’ restaurants are operated in foreign countries and territories outside of the U.S. and China, and we intend to continue expansion of our international operations.  As a result, our business is increasingly exposed to risks inherent in foreign operations.  These risks, which can vary substantially by country, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment, income and non-income based tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  More specifically, an increase in the value of the United States Dollar relative to other currencies, such as the Australian Dollar, the British Pound, the Canadian Dollar and the Euro, could have an adverse effect on our reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

We may not attain our target development goals, and aggressive development could cannibalize existing sales.

Our growth strategy depends in large part on our ability to increase our net restaurant count in markets outside the United States, especially China and other emerging markets.  The successful development of new units will depend in large part on our ability and the ability of our franchisees to open new restaurants and to operate these restaurants on a profitable basis.  We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably.  Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants.  Other risks which could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our franchisees’, ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified personnel and meet construction schedules.

Our franchisees also frequently depend upon financing from banks and other financial institutions in order to construct and open new restaurants.  If it becomes more difficult or expensive for our franchisees to obtain financing to develop new restaurants, our planned growth could slow and our future revenue and operating cash flows could be adversely impacted.

In addition, the new restaurants could impact the sales of our existing restaurants nearby.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant operations, there can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

Changes in commodity and other operating costs could adversely affect our results of operations.

Any increase in certain commodity prices, such as food, supply and energy costs, could adversely affect our operating results.  Because our Concepts and their franchisees provide competitively priced food, our ability to pass along commodity price increases to our customers is limited.  Significant increases in gasoline prices could also result in a decrease of customer traffic at our restaurants or the imposition of fuel surcharges by our distributors, each of which could adversely affect our profit margins.  Our operating expenses also include employee wages and benefits and insurance costs (including workers’ compensation, general liability, property and health) which may increase over time. Any such increase could adversely affect our profit margins.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The products sold by our Concepts and their franchisees are sourced from a wide variety of domestic and international suppliers. We are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices.  Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants.  Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, problems in production or distribution, the inability of our vendors to obtain credit, political instability in the countries in which foreign suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers' or distributors' failure to meet our standards, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements or other conditions beyond our control.  A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to restaurant operations.  In addition, failure by a principal distributor for our Concepts and/or our franchisees to meet its service requirements could lead to a disruption of service or supply until a new distributor is engaged, and any disruption could have an adverse effect on our business.

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

We are in the process of refranchising restaurants in the U.S., which could reduce the percentage of Company ownership of KFCs, Pizza Huts, and Taco Bells in the U.S. from approximately 13% at the end of 2011 to approximately 8%.  Our ability to execute this plan will depend on, among other things, whether we receive fair offers for these restaurants, whether we can find suitable buyers and how quickly we can consummate the sales.  In addition, financing for restaurant purchases can be expensive or difficult to obtain.  If buyers cannot obtain financing at attractive prices – or if they are unable to obtain financing at any price – our refranchising program could be delayed.

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

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation.  We are currently a defendant in cases containing class action allegations in which the plaintiffs have brought claims under federal and state wage and hour and other laws.  Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated.  Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact reported earnings.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.

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

The impact of potentially limited credit availability on third-party vendors such as our suppliers cannot be predicted.  The inability of our suppliers to access financing, or the insolvency of suppliers, could lead to disruptions in our supply chain which could adversely impact our sales, cost of sales and financial condition.

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

We are also subject to the Americans with Disabilities Act in the U.S. and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.  The expenses associated with any facilities modifications required by these laws could be material.  Our operations in the U.S. are also subject to the U.S. Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, family leave mandates and a variety of similar state laws that govern these and other employment law matters.  The compliance costs associated with these laws and evolving regulations could be substantial, and any failure or alleged failure to comply with these laws could lead to litigation, which could increase our expenses and adversely affect our financial condition.

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

We are also subject to increasing environmental regulations, which could result in increased taxation or future restrictions on or increases in costs associated with food and other restaurant supplies, transportation and utilities, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations.  Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.  Compliance with these laws and regulations could be costly and could increase our exposure to litigation or governmental investigations or proceedings.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact the Company's results of operations and financial condition.

A significant percentage of our profits are earned outside the U.S. and taxed at lower rates than the U.S. statutory rates.  Historically, the cash we generate outside the U.S. has principally been used to fund our international development. However, if the cash generated by our U.S. business is not sufficient to meet the Company's need for cash in the U.S., we may need to repatriate a greater portion of our international earnings to the U.S. in the future. Such international earnings would be subject to U.S. tax at the point in time we did not believe they were permanently invested outside the U.S. This could cause our worldwide effective tax rate to increase materially.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. We are also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to such income and non-income based taxes inside and outside of the U.S. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties.  There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

We are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Such changes could increase our taxes and have an adverse effect on our operating results and financial condition.

Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation.

We receive and maintain certain personal information about our customers and employees.  The use of this information by us is regulated by applicable law, as well as by certain third-party contracts.  If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as our restaurant operations and results of operations and financial condition.  Additionally, we could be subject to litigation or the imposition of penalties.  As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

The retail food industry in which we operate is highly competitive.

The retail food industry in which we operate is highly competitive with respect to price and quality of food products, new product development, price, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties.  If consumer or dietary preferences change, or our restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our business could be adversely affected.  We also face growing competition as a result of convergence in grocery, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes.  In addition, in the retail food industry, labor is a primary operating cost component.  Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees, which could adversely impact our profit margins.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2011 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2011, the Company’s Concepts owned more than 1,200 units and leased land, building or both for nearly 6,200 units worldwide.  These units are further detailed as follows:

•	The China Division leased land, building or both in more than 3,700 units.

•	The International Division owned approximately 400 units and leased land, building or both in nearly 1,200 units.

•	The U.S. Division owned more than 800 units and leased land, building or both in nearly 1,300 units.

Company restaurants in China are generally leased for initial terms of 10 to 15 years and generally do not have renewal options.  Historically, the Company has either been able to renew its China Division leases or enter into competitive leases at replacement sites without a significant impact on our operations, cash flows or capital resources. Company restaurants in the International Division with leases have initial lease terms and renewal options that vary by country. Company restaurants in the U.S. with leases are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with shorter renewal options.    The Company currently has approximately 800 units worldwide that it leases or subleases to franchisees, principally in the U.S., U.K. and Mexico.

The China Division leases their corporate headquarters and research facilities in Shanghai, China. The Pizza Hut U.S. and YRI corporate headquarters and a research facility in Dallas, Texas are owned by Pizza Hut.  Taco Bell leases its corporate headquarters and research facility in Irvine, California. The KFC U.S. and YUM corporate headquarters and a research facility in Louisville, Kentucky are owned by the Company.  In addition, YUM leases office facilities for the U.S. Division shared service center in Louisville, Kentucky.  Additional information about the Company’s properties is included in the Consolidated Financial Statements in Part II, Item 8, pages 48 through 93.

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

Franchisees

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

Employees

At any given time, the Company or its Concepts employ hundreds of thousands of persons, primarily in its restaurants. In addition, each year thousands of persons seek employment with the Company and its restaurants.  From time to time, disputes arise regarding employee hiring, compensation, termination and promotion practices.

Like other retail employers, the Company has been faced in a few states with allegations of class-wide wage and hour, employee classification and other labor law violations.

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

Item 4.	Mine Safety Disclosures.

Not applicable

Executive Officers of the Registrant

The executive officers of the Company as of February 20, 2012, and their ages and current positions as of that date are as follows:

David C. Novak, 59, is Chairman of the Board, Chief Executive Officer and President of YUM.  He has served in this position since January 2001.

Jing-Shyh S. Su, 59, is Vice-Chairman of the Board of YUM and Chairman and Chief Executive Officer of YUM Restaurants China.  He has served in this position since May 2010. He has served as Vice-Chairman of the Board of YUM since March 2008, and he served as President of YUM Restaurants China from 1997 to May 2010.

Scott O. Bergren, 65, is Chief Executive Officer of Pizza Hut U.S. and YUM Chief Innovation Officer.  He has served in this position since February 2011.  Prior to this position, Mr. Bergren served as President and Chief Concept Officer of Pizza Hut, a position he held beginning in November 2006.  Mr. Bergren served as Chief Marketing Officer of KFC and YUM from August 2003 to November 2006.

Jonathan D. Blum, 53, is Senior Vice President and Chief Public Affairs Officer of YUM.  He has served in this position since July 1997.

Anne P. Byerlein, 53, is Chief People Officer of YUM.  She has served in this position since December 2002.

Christian L. Campbell, 61, is Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer of YUM.  He has served as Senior Vice President, General Counsel and Secretary since September 1997 and Chief Franchise Policy Officer since January 2003.

Richard T. Carucci, 54, is Chief Financial Officer of YUM.  He has served in this position since March 2005. From October 2004 to February 2005, he served as Senior Vice President, Finance and Chief Financial Officer - Designate of YUM.

Greg Creed, 54, is Chief Executive Officer of Taco Bell.  He has served in this position since February 2011.  Prior to this position, Mr. Creed served as President and Chief Concept Officer of Taco Bell, a position he held beginning in December 2006.  Mr. Creed served as Chief Operating Officer of YUM from December 2005 to November 2006.

Roger Eaton, 51, is YUM Chief Operations Officer.  He has served in this position since November 2011.  Prior to this position, Mr. Eaton served as Chief Executive Officer of KFC U.S. and YUM Operational Excellence Officer from February 2011 to November 2011. He was President and Chief Concept Officer of KFC from June 2008 to February 2011.  Mr. Eaton served as Chief Operating and Development Officer of YUM from April 2008 to June 2008 and as Chief Operating and Development Officer - Designate from January 2008 until April 2008.  From 2000 until January 2008, he was Senior Vice President/Managing Director of YUM Restaurants International South Pacific.

Muktesh Pant, 57, is Chief Executive Officer of YRI. He has served in this position since December 2011.  Prior to this position he served as President of YRI from May 2010 to December 2011 and as President of Global Brand Building for YUM from February 2009 to December 2011.  He served as the Chief Marketing Officer of YRI from July 2005 to May 2010.  Mr. Pant was the Global Chief Concept Officer-YUM and President of Taco Bell International from February 2008 to January 2009.  From December 2006 to January 2008 he was the Chief Concept Officer of Taco Bell International.

David E. Russell, 42, is Vice President and Corporate Controller of YUM. He has served in this position since February 2011. From November 2010 to February 2011, Mr. Russell served as Vice President, Controller-Designate.  From January 2008 to November 2010, he served as Vice President and Assistant Controller and from 2005 to 2008 he served as Senior Director, Finance.

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

2011
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$52.85	$46.40	$—	$0.25
Second	56.69	49.42	0.50	0.25
Third	56.75	47.82	—	0.25
Fourth	59.58	48.12	0.57	0.285

2010
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$38.64	$32.72	$0.21	$0.21
Second	43.94	37.92	0.21	0.21
Third	44.35	38.53	—	0.21
Fourth	51.90	43.85	0.50	0.25

In 2011, the Company declared two cash dividends of $0.25 per share and two cash dividends of $0.285 per share of Common Stock, one of which had a distribution date of February 3, 2012.  In 2010, the Company declared two cash dividends of $0.21 per share and two cash dividends of $0.25 per share of Common Stock, one of which was paid in 2011.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income.

As of February 14, 2012, there were 67,435 registered holders of record of the Company’s Common Stock.

The Company had no sales of unregistered securities during 2011, 2010 or 2009.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2011 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased(thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 10	647	$50.80	647	$343
9/4/11 – 10/1/11
Period 11	1,794	$49.73	1,794	$253
10/2/11 – 10/29/11
Period 12	753	$53.75	753	$963
10/30/11 – 11/26/11
Period 13	435	$56.93	435	$938
11/27/11 – 12/31/11
Total	3,629	$51.62	3,629	$938

On January 27, 2011, our Board of Directors authorized share repurchases through July 2012, of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. On November 18, 2011, our Board of Directors authorized additional share repurchases through May 2013 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended December 31, 2011, all share repurchases were made pursuant to the January 2011 authorization.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 29, 2006 to December 30, 2011, the last trading day of our 2011 fiscal year.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 29, 2006 and that all dividends were reinvested.

	12/29/2006	12/28/2007	12/26/2008	12/24/2009	12/23/2010	12/30/2011
YUM!	$100	$133	$107	$128	$183	$222
S&P 500	$100	$106	$64	$85	$97	$99
S&P Consumer Discretionary	$100	$87	$56	$83	$105	$111

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2011	2010	2009	2008	2007
Summary of Operations
Revenues
Company sales	$10,893	$9,783	$9,413	$9,843	$9,100
Franchise and license fees and income	1,733	1,560	1,423	1,461	1,335
Total	12,626	11,343	10,836	11,304	10,435
Closures and impairment income (expenses)(a)	(135)	(47)	(103)	(43)	(35)
Refranchising gain (loss)(a)	(72)	(63)	26	5	11
Operating Profit(b)	1,815	1,769	1,590	1,517	1,357
Interest expense, net	156	175	194	226	166
Income before income taxes	1,659	1,594	1,396	1,291	1,191
Net Income – including noncontrolling interest	1,335	1,178	1,083	972	909
Net Income – YUM! Brands, Inc.	1,319	1,158	1,071	964	909
Basic earnings per common share	2.81	2.44	2.28	2.03	1.74
Diluted earnings per common share	2.74	2.38	2.22	1.96	1.68
Diluted earnings per common share before Special Items(c)	2.87	2.53	2.17	1.91	1.68
Cash Flow Data
Provided by operating activities	$2,170	$1,968	$1,404	$1,521	$1,551
Capital spending, excluding acquisitions and investments	940	796	797	935	726
Proceeds from refranchising of restaurants	246	265	194	266	117
Repurchase shares of Common Stock	752	371	—	1,628	1,410
Dividends paid on Common Stock	481	412	362	322	273
Balance Sheet
Total assets	$8,834	$8,316	$7,148	$6,527	$7,188
Long-term debt	2,997	2,915	3,207	3,564	2,924
Total debt	3,317	3,588	3,266	3,589	3,212
Other Data
Number of stores at year end
Company	7,437	7,271	7,666	7,568	7,625
Unconsolidated Affiliates	587	525	469	645	1,314
Franchisees(d)	26,928	27,852	26,745	25,911	24,297
Licensees	2,169	2,187	2,200	2,168	2,109
System(d)	37,121	37,835	37,080	36,292	35,345
China Division system sales growth(e)
Reported	35%	18%	11%	33%	34%
Local currency(f)	29%	17%	10%	22%	28%
YRI system sales growth(e)
Reported	13%	10%	(4)%	10%	15%
Local currency(f)	8%	4%	5%	8%	10%
U.S. same store sales growth(e)	(1)%	1%	(5)%	2%	—%
Shares outstanding at year end	460	469	469	459	499
Cash dividends declared per Common Stock	$1.07	$0.92	$0.80	$0.72	$0.45
Market price per share at year end	$59.01	$49.66	$35.38	$30.28	$38.54

Fiscal year 2011 includes 53 weeks and fiscal years 2010, 2009, 2008 and 2007 include 52 weeks. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for discussion of the impact of the 53rd week in fiscal year 2011.

The selected financial data should be read in conjunction with the Consolidated Financial Statements.

(a)	See Note 4 for discussion of Refranchising and Store Closure and Impairment Activity.

(b)
Fiscal years 2011, 2010 and 2009 include the impact of Special Items described in further detail within our MD&A. Fiscal year 2009 also included a non-cash charge of $12 million to write-off goodwill related to our Pizza Hut Korea business. Fiscal year 2008 also included a pre-tax gain of $100 million related to the sale of our interest in our unconsolidated affiliate in Japan.

(c)
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this document, the Company has provided non-GAAP measurements which present operating results on a basis before Special Items.  The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.  The 2011, 2010 and 2009 Special Items are discussed in further detail within the MD&A.

(d)	Franchisee and System units at 2011 reflect the LJS and A&W divestitures. See Restaurant Unit Activity within our MD&A for further detail.

(e)
System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants.  Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all our revenue drivers, Company and franchise same-store sales as well as net unit development.  Same-store sales growth includes the estimated growth in sales of all restaurants that have been open one year or more.

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

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements on pages 48 through 93 (“Financial Statements”) and the Forward-Looking Statements on page 2 and the Risk Factors set forth in Item 1A.  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

•
The Company provides the percentage changes excluding the impact of foreign currency translation (“FX” or “Forex”).  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

•
System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants.  Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit development.

•	Same-store sales is the estimated growth in sales of all restaurants that have been open one year or more.

•
Company restaurant profit is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Company restaurant profit divided by Company sales.

•	Operating margin is defined as Operating Profit divided by Total revenue.

All Note references herein refer to the Notes to the Financial Statements on pages 54 through 93.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified.

Description of Business

YUM is the world’s largest restaurant company in terms of system restaurants with approximately 37,000 restaurants in more than 120 countries and territories operating under the KFC, Pizza Hut or Taco Bell brands.  In December of 2011 we sold our Long John Silver's ("LJS") and A&W All American Food Restaurants ("A&W") brands to key franchise leaders and strategic investors in separate transactions. The results for these businesses through the sale dates are included in the Company's results for 2011, 2010 and 2009. The Company’s restaurant brands – KFC, Pizza Hut and Taco Bell – are the global leaders in the chicken, pizza and Mexican-style food categories, respectively.  Of the approximately 37,000 restaurants, 20% are operated by the Company, 74% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of three reporting segments:  China Division ("China"), YUM Restaurants International (“YRI” or “International Division”) and the United States.  The China Division includes only mainland China, and YRI includes the remainder of our international operations.  The China Division, YRI and Taco Bell U.S. now represent approximately 90% of the Company’s operating profits, excluding Corporate and unallocated income and expenses.

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China.  Additionally, the Company owns and operates the distribution system for its restaurants in China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Additionally, on February 1, 2012 we acquired an additional 66% interest in

Little Sheep Group Ltd. ("Little Sheep"), a leading casual dining concept in China. This acquisition brought our total ownership to approximately 93% of the business. Our ongoing earnings growth model in China includes double-digit percentage unit growth, system sales growth of at least 13%, same-store sales growth of at least 5% and moderate leverage of our General and Administrative (“G&A”) infrastructure, which we expect to drive Operating Profit growth of 15%.

Drive Aggressive International Expansion and Build Strong Brands Everywhere – The Company and its franchisees opened over 900 new restaurants in 2011 in the Company’s International Division, representing 12 straight years of opening over 700 restaurants, making YRI one of the leading international retail developers in terms of units opened.  The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including France, Germany, Russia and across Africa.  The International Division’s Operating Profit has experienced a 9-year compound annual growth rate of 12%.  Our ongoing earnings growth model for YRI includes Operating Profit growth of 10% driven by 3-4% unit growth, system sales growth of 6%, at least 2-3% same-store sales growth, margin improvement and leverage of our G&A infrastructure.

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

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via dividends and share repurchases.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  The Company’s dividend and share repurchase programs have returned over $2.1 billion and $6.7 billion to shareholders, respectively, since 2004.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend at a double-digit rate each year since inception in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual expectations for the next several years.  Details of our 2012 Guidance by division as presented on December 7, 2011 can be found online at http://www.yum.com.

2011 Highlights

●	Worldwide system sales grew 7% prior to foreign currency translation, including 29% in China and 8% at YRI. System sales in the U.S. were flat.

●	Same-store sales grew 19% in China, 3% at YRI and declined 1% in the U.S.

●	Record International development with 1,561 new restaurants including 656 in China and 905 at YRI.

●
Worldwide operating profit grew 8%, including a positive impact from foreign currency translation of $77 million. Prior to foreign currency translation, operating profit grew 4%, including 15% in China and 9% at YRI, offsetting a 12% decline in the U.S.

●	Worldwide restaurant margin declined 0.9 points to 16.0%.

●	Increased annual dividend rate to $1.14 per share and repurchased 14.3 million shares totaling $733 million at an average price of $51.

●	Increased return on invested capital to over 22%

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Amount			% B/(W)
	2011	2010	2009	2011		2010
Company sales	$10,893	$9,783	$9,413	11		4
Franchise and license fees and income	1,733	1,560	1,423	11		10
Total revenues	$12,626	$11,343	$10,836	11		5
Company restaurant profit	$1,753	$1,663	$1,479	6		12
% of Company sales	16.1%	17.0%	15.7%	(0.9)	ppts.	1.3	ppts.
Operating Profit	$1,815	$1,769	$1,590	3		11
Interest expense, net	156	175	194	11		9
Income tax provision	324	416	313	22		(33)
Net Income – including noncontrolling interest	1,335	1,178	1,083	13		9
Net Income – noncontrolling interest	16	20	12	18		(60)
Net Income – YUM! Brands, Inc.	$1,319	$1,158	$1,071	14		8
Diluted EPS(a)	$2.74	$2.38	$2.22	15		7
Diluted EPS before Special Items(a)	$2.87	$2.53	$2.17	14		17
Reported Effective tax rate	19.5%	26.1%	22.4%
Effective tax rate before Special Items	24.2%	25.3%	23.1%

(a)	See Note 3 for the number of shares used in these calculations.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Special Items

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results in 2011, 2010 and 2009 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including: U.S. refranchising gains (losses), the depreciation reduction arising from the impairment of KFC restaurants we offered to sell in 2010 that remained Company restaurants for some or all of the periods presented, charges relating to U.S. G&A productivity initiatives and realignment of resources, investments in our U.S. Brands and a 2009 U.S. Goodwill impairment charge.  Special Items also include losses and other costs related to the LJS and A&W divestitures, the losses associated with refranchising equity markets outside the U.S., the depreciation reduction from the impairment of Pizza Hut UK restaurants upon our decision to refranchise these restaurants in 2011 and the 2009 gain upon our acquisition of additional ownership in, and consolidation of, the operating entity that owns the KFCs in Shanghai, China.  These amounts are further described below.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally, and Special Items are not included in our China, YRI or U.S. segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in 2011, 2010 and 2009 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Year
	12/31/2011	12/25/2010	12/26/2009
Detail of Special Items
U.S. Refranchising gain (loss)	$(17)	$(18)	$34
Depreciation reduction from KFC U.S. restaurants impaired upon offer to sell	10	9	—
Charges relating to U.S. G&A productivity initiatives and realignment of resources	(21)	(9)	(16)
Investments in our U.S. Brands	—	—	(32)
LJS and A&W Goodwill impairment charge	—	—	(26)
Losses and other costs relating to the LJS and A&W divestitures	(86)	—	—
Losses associated with refranchising equity markets outside the U.S.	(76)	(59)	(10)
Depreciation reduction from Pizza UK restaurants impaired upon decision to sell	3	—	—
Gain upon consolidation of a former unconsolidated affiliate in China	—	—	68
Special Items Income (Expense)	(187)	(77)	18
Tax Benefit (Expense) on Special Items(a)	123	7	5
Special Items Income (Expense), net of tax	$(64)	$(70)	$23
Average diluted shares outstanding	481	486	483
Special Items diluted EPS	$(0.13)	$(0.15)	$0.05
Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$2,002	$1,846	$1,572
Special Items Income (Expense)	(187)	(77)	18
Reported Operating Profit	$1,815	$1,769	$1,590
Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$2.87	$2.53	$2.17
Special Items EPS	(0.13)	(0.15)	0.05
Reported EPS	$2.74	$2.38	$2.22
Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	24.2%	25.3%	23.1%
Impact on Tax Rate as a result of Special Items(a)	(4.7)%	0.8%	(0.7)%
Reported Effective Tax Rate	19.5%	26.1%	22.4%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Business Transformation

The U.S. business transformation measures in 2011, 2010 and 2009 included: continuation of our U.S. refranchising; G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs); a reduced emphasis on multi-branding as a long-term growth strategy; and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.

In the years ended December 31, 2011 and December 25, 2010, we recorded pre-tax losses of $17 million and $18 million from refranchising in the U.S., respectively. In the year ended December 26, 2009, we recorded a pre-tax refranchising gain of $34 million in the U.S. The losses recorded in the years ended December 31, 2011 and December 25, 2010 are primarily the net result of gains from restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company-operated KFC restaurants. The non-cash impairment charges that we recorded related to our offers to refranchise these Company-operated KFC restaurants in the U.S. decreased depreciation expense versus what we would have otherwise recorded by $10 million and $9 million in the years ended December 31, 2011 and December 25, 2010, respectively. This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants. Refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs), we recorded pre-tax charges of $21 million, $9 million and $16 million in the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively.

As a result of a decline in future profit expectations for our LJS and A&W U.S. businesses due in part to the impact of a reduced emphasis on multi-branding, we recorded a non-cash charge of $26 million, which resulted in no related income tax benefit, in Closures and impairment expenses in the fourth quarter of 2009 to write-off goodwill associated with our LJS and A&W U.S. businesses we owned at the time.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $32 million, pre-tax, in the year ended December 26, 2009 related to investments in our U.S. Brands. These investments reflected our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken. The reimbursements were recorded as a reduction to Franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchisee relationship.

LJS and A&W Divestitures

During the fourth quarter of 2011 we sold the Long John Silver's and A&W All American Food Restaurants brands to key franchise leaders and strategic investors in separate transactions.

We recognized $86 million of pre-tax losses and other costs primarily in Closures and impairment (income) expenses during 2011 as a result of these transactions. Additionally, we recognized $104 million of tax benefits related to tax losses associated with the transactions.

In 2011, these businesses contributed 5% to both System sales and Franchise and license fees and income for the U.S. segment, and 1% to both System sales and Franchise and license fees and income for the YRI segment. While these businesses contributed 1% to both the U.S. and YRI segments' Operating Profit in 2011, the impact on our consolidated Operating Profit was not significant.

Refranchising of Equity Markets Outside the U.S.

During the year ended December 31, 2011, we decided to refranchise or close all of our remaining Company-operated Pizza Hut restaurants in the UK market. While an asset group comprising approximately 350 dine-in restaurants did not meet the criteria for held-for-sale classification as of December 31, 2011, our decision to sell was considered an impairment indicator.  As such we reviewed this asset group for potential impairment and determined that its carrying value was not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  Accordingly, we wrote this asset group down to our estimate of its fair value, which is based on the sales price we would expect to receive from a buyer.  This fair value determination considered current market conditions, trends in the Pizza Hut UK business, and prices for similar transactions in the restaurant industry and resulted in a pre-tax, non-cash write-down of $74 million which was recorded to Refranchising (gain) loss.  This impairment charge decreased depreciation expense versus what would have otherwise been recorded by approximately $3 million in 2011. This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the YRI segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants. We will continue to review the asset group for any further necessary impairment until the date it is sold.  The write-down does not include any allocation of the Pizza Hut UK reporting unit goodwill in the asset group carrying value. This additional non-cash write-down would be recorded, consistent with our historical policy, if the asset group ultimately meets the criteria to be classified as held for sale.  Upon the ultimate sale of the restaurants, depending on the form of the transaction, we could also be required to record a charge for the fair value of any guarantee of future lease payments for any leases we assign to a franchisee and for the cumulative foreign currency translation adjustment associated with Pizza Hut UK. The decision to refranchise or close all remaining Pizza Hut restaurants in the UK was considered to be a goodwill impairment indicator. We determined that the fair value of our Pizza Hut UK reporting unit exceeded its carrying value and as such there was no impairment of the approximately $100 million in goodwill attributable to this reporting unit. We also recorded a $2 million loss in Refranchising (gain) loss for obligations that we believe are probable related to the proposed refranchising of Pizza Hut UK.

In the fourth quarter of 2010 we recorded a $52 million loss on the refranchising of our Mexico equity market as we sold all of our Company-operated restaurants, comprised of 222 KFC and 123 Pizza Huts, to an existing Latin American franchise partner.  The buyer is also serving as the master franchisee for Mexico which had 102 KFCs and 53 Pizza Hut franchise restaurants at the time of the transaction.  The write-off of goodwill included in this loss was minimal as our Mexico reporting unit included an insignificant amount of goodwill. This loss did not result in a related income tax benefit.

During the year ended December 26, 2009 we recognized a non-cash $10 million refranchising loss as a result of our decision to offer to refranchise our KFC Taiwan equity market.  During the year ended December 25, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our December 25, 2010 financial statements a non-cash write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  Neither of these losses resulted in a related income tax benefit. The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which included a deduction for the anticipated royalties the franchisee was estimated to pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consisted of expected net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into in connection with this refranchising transaction.  We believe the terms of the franchise agreement entered into in connection with the Taiwan refranchising were substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, was determined not to be impaired subsequent to the refranchising as the fair value of the Taiwan reporting unit exceeded its carrying amount.

Consolidation of a Former Unconsolidated Affiliate in Shanghai, China

On May 4, 2009 we acquired an additional 7% ownership in the entity that operates more than 200 KFCs in Shanghai, China for $12 million, increasing our ownership to 58%.  Prior to our acquisition of this additional interest, this entity was accounted for as an unconsolidated affiliate under the equity method of accounting.  Concurrent with the acquisition we received additional rights in the governance of the entity and thus we began consolidating the entity upon acquisition.  As required by GAAP, we remeasured our previously held 51% ownership in the entity, which had a recorded value of $17 million at the date of acquisition, at fair value and recognized a gain of $68 million accordingly.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense in our 2009 Consolidated Statement of Income.

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the restaurants owned by the unconsolidated affiliate. Subsequent to the date of the acquisition, we reported the results of operations for the entity in the appropriate line items of our Consolidated Statements of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded in Net Income – noncontrolling interests.  For the year ended December 25, 2010, the consolidation of the existing restaurants upon acquisition increased Company sales by $98 million, decreased Franchise and license fees and income by $6 million and increased Operating Profit by $3 million versus the year ended December 26, 2009.  The impact of the acquisition on Net Income – YUM! Brands, Inc. was not significant to the year ended December 25, 2010.

Extra Week in 2011

Our fiscal calendar results in a 53rd week every five or six years. Fiscal year 2011 included a 53rd week in the fourth quarter for all our U.S. businesses and certain of our YRI businesses that report on a period, as opposed to a monthly, basis. Our China Division reports on a monthly basis and thus did not have a 53rd week.

See the System Sales Growth section within our MD&A for further discussion on the impact of 53rd week on system sales. The following table summarizes the estimated impact of the 53rd week on revenues and operating profit:

	U.S.	YRI	Unallocated	Total
Revenues
Company sales	$43	$29	$—	$72
Franchise and license fees	13	6	—	19
Total Revenues	$56	$35	$—	$91
Operating profit
Franchise and license fees	$13	$6	$—	$19
Restaurant profit	9	6	—	15
General and administrative expenses	(4)	(4)	(1)	(9)
Operating profit(a)	$18	$8	$(1)	$25

(a)	The $25 million benefit was offset throughout 2011 by investments, including franchise development incentives, as well as higher-than-normal spending, such as restaurant closures in the U.S. and YRI.

Acquisition of Controlling Interest in Little Sheep

On February 1, 2012 we paid $584 million to acquire an additional 66% interest in Little Sheep, a leading Chinese casual dining concept with approximately 450 system-wide restaurants headquartered in Inner Mongolia, China. This acquisition brought our total ownership to approximately 93% of the business. We expect that the consolidation of Little Sheep will increase our revenue in China in 2012 by approximately 5%, with only a corresponding modest impact to Operating profit given the transaction and transition related costs we expect to incur in our initial year of ownership.

YRI Acquisitions

On October 31, 2011 YRI acquired 68 KFC restaurants from an existing franchisee in South Africa for $71 million.

On July 1, 2010, we completed the exercise of our option with our Russian partner to purchase their interest in the co-branded Rostik’s-KFC restaurants across Russia and the Commonwealth of Independent States.  As a result, we acquired company ownership of 50 restaurants and gained full rights and responsibilities as franchisor of 81 restaurants, which our partner previously managed as master franchisee.   We paid cash of $60 million, net of settlement of a long-term note receivable of $11 million, and assumed long-term debt of $10 million which was subsequently repaid.  The remaining balance of the purchase price of $12 million will be paid in cash by July 2012.

The impact of consolidating these businesses on all line-items within our Consolidated Statement of Income was insignificant to the comparison of our year-over-year results and is not expected to materially impact our results going forward.

Pizza Hut South Korea Goodwill Impairment

As a result of a decline in future profit expectations for our Pizza Hut South Korea business, we recorded a goodwill impairment charge of $12 million for this market during 2009.  This charge was recorded in Closure and impairment (income) expenses in our Consolidated Statement of Income and was allocated to our International Division for performance reporting purposes.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  In the U.S., we are targeting Company ownership of KFC, Pizza Hut and Taco Bell restaurants of about 8%, down from its current level of 13%, with our primary remaining focus being refranchising at KFC and Taco Bell to about 5% and 16% Company ownership, respectively.    Consistent with this strategy, 404, 404 and 541 Company restaurants in the U.S. were sold to franchisees in the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively. At December 31, 2011, we have offered for refranchising approximately 250 KFCs in the U.S.  Additionally, we have offered for refranchise all remaining Company-owned restaurants in the Pizza Hut UK business (approximately 420 restaurants remaining as of December 31, 2011) and during 2010, we refranchised all Company-owned KFCs and Pizza Huts in Mexico (345 restaurants) and KFCs in Taiwan (124 restaurants).

The following table summarizes our worldwide refranchising activities:

	2011	2010	2009
Number of units refranchised	529	949	613
Refranchising proceeds, pre-tax	$246	$265	$194
Refranchising (gain) loss, pre-tax	$72	$63	$(26)

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A that we no longer incurred as a result of stores that were operated by us for all or a portion of the respective previous year and were no longer operated by us as of the last day of the respective current year.

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

The following table summarizes the impact of refranchising on Total revenues as described above:

	2011
	China	YRI	U.S.	Worldwide
Decreased Company sales	$(36)	$(311)	$(404)	$(751)
Increased Franchise and license fees and income	6	25	27	58
Decrease in Total revenues	$(30)	$(286)	$(377)	$(693)

	2010
	China	YRI	U.S.	Worldwide
Decreased Company sales	$(20)	$(183)	$(401)	$(604)
Increased Franchise and license fees and income	3	9	25	37
Decrease in Total revenues	$(17)	$(174)	$(376)	$(567)

The following table summarizes the impact of refranchising on Operating Profit as described above:

	2011
	China	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(5)	$(25)	$(43)	$(73)
Increased Franchise and license fees and income	6	25	27	58
Increased Franchise and license expenses	(2)	(2)	(2)	(6)
Decreased G&A	—	21	6	27
Increase (decrease) in Operating Profit	$(1)	$19	$(12)	$6

	2010
	China	YRI	U.S.	Worldwide
Decreased Restaurant profit	$(3)	$(5)	$(44)	$(52)
Increased Franchise and license fees and income	3	9	25	37
Increased Franchise and license expenses	—	—	—	—
Decreased G&A	—	9	6	15
Increase (decrease) in Operating Profit	$—	$13	$(13)	$—

Internal Revenue Service Proposed Adjustment

On June 23, 2010 the Company received a Revenue Agent Report from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $170 million.  Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006.  The potential additional taxes for these later years, through 2011, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $350 million plus net interest to date of approximately $25 million.

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

International Reporting Change

In the first quarter of 2012, we will begin reporting information for our India business as a standalone reporting segment separate from YRI as a result of changes to our management reporting structure. While our consolidated results will not be impacted, we will restate our historical segment information during 2012 for consistent presentation. This new segment will also include the franchise businesses in the neighboring countries of Bangladesh, Mauritius, Nepal and Sri Lanka.

Restaurant Unit Activity

Worldwide	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2009	26,745	7,666	469	34,880
New Builds	952	607	62	1,621
Acquisitions	(110)	110	—	—
Refranchising	949	(949)	—	—
Closures	(668)	(163)	(6)	(837)
Other	(16)	—	—	(16)
Balance at end of 2010	27,852	7,271	525	35,648

New Builds	1,058	749	73	1,880
Acquisitions	(137)	137	—	—
Refranchising	529	(529)	—	—
Closures	(743)	(191)	(11)	(945)
LJS & A&W Divestitures(b)	(1,633)	—	—	(1,633)
Other	2	—	—	2
Balance at end of 2011	26,928	7,437	587	34,952
% of Total	77%	21%	2%	100%

China	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2009	118	2,866	469	3,453
New Builds	3	442	62	507
Acquisitions	—	—	—	—
Refranchising	33	(33)	—	—
Closures	(1)	(47)	(6)	(54)
Other	—	—	—	—
Balance at end of 2010	153	3,228	525	3,906
New Builds	4	579	73	656
Acquisitions	—	—	—	—
Refranchising	47	(47)	—	—
Closures	(3)	(55)	(11)	(69)
Other	—	—	—	—
Balance at end of 2011	201	3,705	587	4,493
% of Total	4%	83%	13%	100%

YRI	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2009	11,808	2,000	—	13,808
New Builds	801	83	—	884
Acquisitions	(53)	53	—	—
Refranchising	512	(512)	—	—
Closures	(346)	(65)	—	(411)
Other	—	—	—	—
Balance at end of 2010	12,722	1,559	—	14,281

New Builds	823	82	—	905
Acquisitions	(86)	86	—	—
Refranchising	78	(78)	—	—
Closures	(333)	(56)	—	(389)
LJS & A&W Divestitures(b)	(347)	—	—	(347)
Other	3	—	—	3
Balance at end of 2011	12,860	1,593	—	14,453
% of Total	89%	11%	—%	100%

U.S.	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2009	14,819	2,800	—	17,619
New Builds	148	82	—	230
Acquisitions	(57)	57	—	—
Refranchising	404	(404)	—	—
Closures	(321)	(51)	—	(372)
Other	(16)	—	—	(16)
Balance at end of 2010	14,977	2,484	—	17,461

New Builds	231	88	—	319
Acquisitions	(51)	51	—	—
Refranchising	404	(404)	—	—
Closures	(407)	(80)	—	(487)
LJS & A&W Divestitures(b)	(1,286)	—	—	(1,286)
Other	(1)	—	—	(1)
Balance at end of 2011	13,867	2,139	—	16,006
% of Total	87%	13%	—%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,169, 125 and 2,044 licensed units, respectively, at December 31, 2011.  While there are no licensed units in China, we have excluded from the Worldwide and China totals 7 Company-owned units that are similar to licensed units. The units excluded offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information at this time.

(b)
The reductions to Worldwide, YRI and U.S. totals of 1,633, 347 and 1,286, respectively during 2011 represent the number of LJS and A&W units as of the beginning of 2011. Therefore, 2011 New Builds and Closures exclude any activity related to LJS and A&W.

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

	2011 vs. 2010
	China	YRI	U.S.	Worldwide
Same store sales growth (decline)	19%	3%	(1)%	3%
Net unit growth and other	10	4	(1)	3
Foreign currency translation	6	5	N/A	3
53rd week impact	N/A	1	2	1
% Change	35%	13%	—%	10%
% Change, excluding forex and 53rd week	29%	7%	(2)%	6%
	2010 vs. 2009
	China	YRI	U.S.	Worldwide
Same store sales growth (decline)	6%	—%	1%	2%
Net unit growth and other	11	4	1	2
Foreign currency translation	1	6	N/A	3
% Change	18%	10%	2%	7%
% Change, excluding forex	17%	4%	N/A	4%

Company-Operated Store Results

The following tables detail the key drivers of the year-over-year changes of Company sales and Restaurant profit for each reportable segment by year.  Store portfolio actions represent the net impact of new unit openings, acquisitions, refranchisings and store closures on Company sales or Restaurant profit.  The impact of new unit openings and acquisitions represent the actual Company sales or Restaurant profit for the periods the Company operated the restaurants in the current year but did not operate them in the prior year.  The impact of refranchisings and store closures represent the actual Company sales or Restaurant profit for the periods in the prior year while the Company operated the restaurants but did not operate them in the current year.

The dollar changes in Company Restaurant profit by year were as follows:

China
	2011 vs. 2010
Income / (Expense)	2010	Store Portfolio Actions	Other	FX	2011
Company sales	$4,081	$436	$720	$250	$5,487
Cost of sales	(1,362)	(150)	(346)	(89)	(1,947)
Cost of labor	(587)	(96)	(166)	(41)	(890)
Occupancy and other	(1,231)	(159)	(107)	(71)	(1,568)
Restaurant profit	$901	$31	$101	$49	$1,082
Restaurant margin	22.1%				19.7%

	2010 vs. 2009
Income / (Expense)	2009	Store Portfolio Actions	Other	FX	2010
Company sales	$3,352	$484	$207	$38	$4,081
Cost of sales	(1,175)	(162)	(12)	(13)	(1,362)
Cost of labor	(447)	(78)	(56)	(6)	(587)
Occupancy and other	(1,025)	(160)	(35)	(11)	(1,231)
Restaurant profit	$705	$84	$104	$8	$901
Restaurant margin	21.0%				22.1%

In 2011, the increase in China Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units partially offset by lapping the benefit of our participation in the World Expo in 2010.  Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 18% which was driven by transaction growth partially offset by a negative impact from sales mix shift and a new business tax that took effect December 2010, wage rate inflation of 20% as well as commodity inflation of $90 million, or 8%.

In 2010, the increase in China Company sales and Restaurant profit associated with store portfolio actions was primarily driven by the development of new units and the acquisition of additional interest in and consolidation of a former China unconsolidated affiliate during 2009 (See Note 4 for further discussion) and $16 million in Restaurant profit from our brands’ participation in the World Expo during 2010. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 6% and commodity deflation of $26 million partially offset by labor inflation.

YRI
	2011 vs. 2010
Income / (Expense)	2010	Store Portfolio Actions	Other	FX	53rd Week	2011
Company sales	$2,347	$(148)	$62	$116	$29	$2,406
Cost of sales	(753)	67	(36)	(38)	(9)	(769)
Cost of labor	(591)	34	(21)	(30)	(8)	(616)
Occupancy and other	(727)	49	(9)	(33)	(6)	(726)
Restaurant profit	$276	$2	$(4)	$15	$6	$295
Restaurant margin	11.7%					12.3%

	2010 vs. 2009
Income / (Expense)	2009	Store Portfolio Actions	Other	FX	2010
Company sales	$2,323	$(49)	$(10)	$83	$2,347
Cost of sales	(758)	19	17	(31)	(753)
Cost of labor	(586)	20	(8)	(17)	(591)
Occupancy and other	(724)	21	—	(24)	(727)
Restaurant profit	$255	$11	$(1)	$11	$276
Restaurant margin	10.9%				11.7%

In 2011, the decrease in YRI Company sales associated with store portfolio actions was driven by refranchising, primarily Mexico, partially offset by new unit development. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 3% offset by commodity inflation and higher labor costs.

In 2010, the decrease in YRI Company sales associated with store portfolio actions was driven by refranchising, primarily KFC Taiwan, partially offset by new unit development. The increase in Restaurant profit associated with store portfolio actions was driven by new unit development partially offset by refranchising. Another significant factor impacting Restaurant profit during the year was labor inflation. Company same-store sales were flat for the year.

U.S.
	2011 vs. 2010
Income / (Expense)	2010	Store Portfolio Actions	Other	FX	53rd Week	2011
Company sales	$3,355	$(322)	$(76)	N/A	$43	$3,000
Cost of sales	(976)	95	(23)	N/A	(13)	(917)
Cost of labor	(994)	101	(7)	N/A	(12)	(912)
Occupancy and other	(908)	95	13	N/A	(9)	(809)
Restaurant profit	$477	$(31)	$(93)	N/A	$9	$362
Restaurant margin	14.2%					12.1%

	2010 vs. 2009
Income / (Expense)	2009	Store Portfolio Actions	Other	FX	2010
Company sales	$3,738	$(378)	$(5)	N/A	$3,355
Cost of sales	(1,070)	103	(9)	N/A	(976)
Cost of labor	(1,121)	126	1	N/A	(994)
Occupancy and other	(1,028)	115	5	N/A	(908)
Restaurant profit	$519	$(34)	$(8)	N/A	$477
Restaurant margin	13.9%				14.2%

In 2011, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were commodity inflation of $55 million, or 6%, Company same-store sales declines of 3%, including a negative impact from sales mix shift, and higher self-insurance costs.

In 2010, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising. Other significant factors impacting Restaurant profit were a negative impact from sales mix shift, partially offset by commodity deflation of $7 million. Company same-store sales were flat for the year.

Franchise and license fees and income

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation		% Increase (Decrease) excluding foreign currency translation and 53rd week
	2011	2010	2009	2011	2010	2011	2010	2011
China	$79	$54	$55	45	—	38	(1)	38
YRI	868	741	665	17	11	12	6	11
U.S.	786	765	735	3	4	N/A	N/A	1
Unallocated	—	—	(32)	—	NM	N/A	N/A	N/A
Worldwide	$1,733	$1,560	$1,423	11	10	8	7	7

China Franchise and license fees and income for 2011 was positively impacted by 12% due to the impact of refranchising. Excluding the effects of refranchising and foreign currency translation, the increase was driven by same-store sales and new unit development. China Franchise and license fees and income for 2010 was negatively impacted by 10% related to the acquisition of additional interest in, and consolidation of, an entity that operated the KFCs in Shanghai, China during 2009. See Note 4.

YRI Franchise and license fees and income for 2011 was positively impacted by 3% due to the effects of refranchising. Excluding the effects of refranchising, 53rd week and foreign currency translation, the increase was driven by net new unit development and same-store sales. YRI Franchise and license fees and income for 2010 was positively impacted by 1% due to the impact of refranchising. Excluding the impacts of refranchising and foreign currency translation, the increase was driven by net new unit development.

U.S. Franchise and license fees and income for 2011 was positively impacted by 3% due to the effects of refranchising. Excluding the effects of refranchising and 53rd week, the remaining decrease was driven by store closures and same-store sales declines, partially offset by new unit development. U.S. Franchise and license fees and income for 2010 was positively impacted by 3% due to the impact of refranchising. Excluding the impact of refranchising, the increase was driven by same-store sales, partially offset by store closures.

General and Administrative Expenses

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation		% Increase (Decrease) excluding foreign currency translation and 53rd week
	2011	2010	2009	2011	2010	2011	2010	2011
China	$275	$216	$188	27	15	22	15	22
YRI	422	378	362	12	4	8	1	7
U.S.	450	492	482	(8)	2	N/A	N/A	(9)
Unallocated	225	191	189	18	1	N/A	N/A	17
Worldwide	$1,372	$1,277	$1,221	7	5	5	3	5

The increase in China G&A expenses for 2011, excluding the impact of foreign currency translation, was driven by increased compensation costs due to wage inflation and higher headcount.

The increase in China G&A expenses for 2010, excluding the impact of foreign currency translation, was driven by increased compensation costs resulting from wage inflation and higher headcount and the impact of the consolidation of a former unconsolidated affiliate during 2009 (See Note 4 for further discussion).

The increase in YRI G&A expenses for 2011, excluding the impact of foreign currency translation and 53rd week, was driven by increased investment in strategic growth markets, including the acquisition of our Russia business in 2010, partially offset by G&A savings from refranchising all of our remaining company restaurants in Mexico.

The increase in YRI G&A expenses for 2010, excluding the impact of foreign currency translation, was driven by increased investment in strategic growth markets, including costs related to the Russia acquisition (See Note 4 for further discussion), partially offset by G&A savings from refranchising all of our remaining company restaurants in Taiwan.

The decrease in U.S. G&A expenses for 2011, excluding the impact of 53rd week, was driven by lapping of higher litigation and incentive compensation costs in 2010 and G&A savings from the actions taken as part of our U.S. business transformation measures.

The increase in U.S. G&A expenses for 2010 was driven by increased litigation and incentive compensation costs, partially offset by G&A savings from the actions taken as part of our U.S. business transformation measures and lower project spending.

The increase in Unallocated G&A expenses for 2011, excluding the impact of 53rd week, was driven primarily by actions taken as part of our U.S. business transformation measures and costs related to the LJS and A&W divestitures.

The increase in Unallocated G&A expenses for 2010 was driven by increased litigation and incentive compensation costs, partially offset by G&A savings from the actions taken as part of our U.S. business transformation measures.

Worldwide Franchise and License Expenses

Franchise and license expenses increased 32% in 2011.  The increase was driven by higher franchise-related rent expense and depreciation (primarily at YRI), Pizza Hut U.S. franchise development incentives, higher provision for U.S. past-due receivables (primarily at KFC) and 2011 bi-annual YRI franchise convention costs.

Franchise and license expenses decreased 7% in 2010.  The decrease was driven by lower provision for U.S. past-due receivables (primarily at KFC and Pizza Hut) and lapping 2009 international franchise convention costs.

Worldwide Other (Income) Expense	2011	2010	2009
Equity income from investments in unconsolidated affiliates	$(47)	$(42)	$(36)
Gain upon consolidation of a former unconsolidated affiliate in China(a)	—	—	(68)
Foreign exchange net (gain) loss and other	(6)	(1)	—
Other (income) expense	$(53)	$(43)	$(104)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in China.

Worldwide Closure and Impairment Expenses and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the Closure and impairment expenses and Refranchising (gain) loss by reportable operating segment.

Operating Profit

	Amount			% B/(W)				% B/(W) excluding foreign currency translation
	2011	2010	2009	2011		2010		2011	2010
China	$908	$755	$596	20		27		15	26
YRI	673	589	497	14		19		9	11
United States	589	668	647	(12)		3		N/A	N/A
Unallocated Franchise and license fees and income	—	—	(32)	NM		NM		N/A	N/A
Unallocated Occupancy and Other	14	9	—	58		NM		N/A	N/A
Unallocated and corporate expenses	(223)	(194)	(189)	(15)		(3)		N/A	N/A
Unallocated Closures and impairment expense	(80)	—	(26)	NM		NM		N/A	N/A
Unallocated Other income (expense)	6	5	71	NM		NM		N/A	N/A
Unallocated Refranchising gain (loss)	(72)	(63)	26	NM		NM		N/A	N/A
Operating Profit	$1,815	$1,769	$1,590	3		11		(2)	9
China Operating margin	16.3%	18.3%	17.5%	(2.0)	ppts.	0.8	ppts.	(2.0)	0.8
YRI Operating margin	20.6%	19.1%	16.6%	1.5	ppts.	2.5	ppts.	1.4	2.0
United States Operating margin	15.5%	16.2%	14.5%	(0.7)	ppts.	1.7	ppts.	N/A	N/A

China Division Operating Profit increased 20% in 2011, including a 5% favorable impact from foreign currency translation. Excluding foreign currency, the increase was driven by the impact of same-store sales growth and net unit development, partially offset by higher restaurant operating costs, higher G&A expenses and lapping the effect of our brands' participation in the World Expo in 2010.
China Division Operating Profit increased 27% in 2010, including a 1% favorable impact from foreign currency translation. The increase was driven by the impact of same-store sales growth and new unit development, partially offset by higher G&A costs. Operating Profit in 2010 benefited $16 million from our brands' participation in the World Expo.
YRI Division Operating Profit increased 14% in 2011, including a favorable impact from foreign currency translation of 5%. Excluding the favorable impact from foreign currency translation, the increase of 9% was driven by the impact of same-store sales growth, new unit development and refranchising, partially offset by higher restaurant operating costs and G&A expenses.
YRI Division Operating Profit increased 19% in 2010, including an 8% favorable impact from foreign currency translation. Excluding the favorable impact from foreign currency translation, the increase was driven by the impact of new unit development and refranchising.
U.S. Operating Profit decreased 12% in 2011. The decrease was driven by higher restaurant operating costs, higher franchise and license expenses and same-store sales declines, partially offset by lower G&A expenses.
U.S. Operating Profit increased 3% in 2010. The increase was driven by lower Closure and impairment costs, partially offset by increased litigation costs.
Unallocated and corporate expenses increased 15% in 2011. The increase was driven by actions taken as part of our U.S. Business transformation measures, as well as costs incurred related to the LJS and A&W divestitures.
Unallocated and corporate expenses increased 3% in 2010 due to higher litigation and incentive compensation costs, partially offset by G&A savings from the actions taken as part of our U.S. business transformation measures.
Unallocated Closures and impairment expense in 2011 includes $80 million of losses related to the LJS and A&W divestitures.
Unallocated Other income (expense) in 2009 includes a $68 million gain upon acquisition of additional ownership, and consolidation of, the entity that operates KFCs in Shanghai, China. See Note 4 for further discussion.
Unallocated Refranchising gain (loss) in 2011, 2010 and 2009 is discussed in Note 4.

Interest Expense, Net

	2011	2010	2009
Interest expense	$184	$195	$212
Interest income	(28)	(20)	(18)
Interest expense, net	$156	$175	$194

The decrease in Interest expense, net for 2011 was primarily driven by lower interest rates on outstanding borrowings in 2011 versus 2010. Additionally, interest income increased due to higher cash balances.

The decrease in Interest expense, net for 2010 was driven by both a decrease in average net borrowings and a decline in interest rates on the variable portion of our debt.

Income Taxes

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2011		2010		2009
U.S. federal statutory rate	$580	35.0%	$558	35.0%	$489	35.0%
State income tax, net of federal tax benefit	2	0.1	12	0.7	14	1.0
Statutory rate differential attributable to foreign operations	(218)	(13.1)	(235)	(14.7)	(159)	(11.4)
Adjustments to reserves and prior years	24	1.4	55	3.5	(9)	(0.6)
Net benefit from LJS and A&W divestitures	(72)	(4.3)	—	—	—	—
Change in valuation allowances	22	1.3	22	1.4	(9)	(0.7)
Other, net	(14)	(0.9)	4	0.2	(13)	(0.9)
Income Tax Provision	$324	19.5%	$416	26.1%	$313	22.4%

Statutory rate differential attributable to foreign operations.  This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits.  The favorable impact is primarily attributable to a majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

In 2011 and 2010, the benefit was positively impacted by the recognition of excess foreign tax credits generated by our intent to repatriate current year foreign earnings.

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

In 2011, $22 million of net tax expense was driven by $15 million for valuation allowances recorded against deferred tax assets generated during the current year and $7 million of tax expense resulting from a change in judgment regarding the future use of certain foreign deferred tax assets that existed at the beginning of the year. These amounts exclude $45 million in valuation allowance additions related to capital losses recognized as a result of the LJS and A&W divestitures, which are presented within Net Benefit from LJS and A&W divestitures.

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

Net benefit from LJS and A&W divestitures. This item includes a one-time $117 million tax benefit, including approximately $8 million state benefit, recognized on the LJS and A&W divestitures in 2011, partially offset by $45 million of valuation allowance, including approximately $4 million state expense, related to capital loss carryforwards recognized as a result of the divestitures. In addition, we recorded $32 million of tax benefits on $86 million of pre-tax losses and other costs which resulted in $104 million of total net tax benefits related to the divestitures.

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

Consolidated Cash Flows

Net cash provided by operating activities was $2,170 million compared to $1,968 million in 2010.  The increase was primarily driven by higher operating profit before Special Items.

In 2010, net cash provided by operating activities was $1,968 million compared to $1,404 million in 2009.  The increase was primarily driven by higher operating profit before Special Items and decreased pension contributions.

Net cash used in investing activities was $1,006 million versus $579 million in 2010.  The increase was driven by an increase in Restricted cash and higher capital spending.

In 2010, net cash used in investing activities was $579 million versus $727 million in 2009.   The decrease was driven by lapping the 2009 acquisition of a non-controlling interest in Little Sheep, and increased proceeds from refranchising, partially offset by the 2010 acquisition of our partner’s interest in Rostik’s-KFC.  See Note 4 for further discussion.

Net cash used in financing activities was $1,413 million versus $337 million in 2010.  The increase was driven by lower net borrowings and an increase in share repurchases.

In 2010, net cash used in financing activities was $337 million versus $542 million in 2009.  The decrease was driven by higher net borrowings, partially offset by an increase in share repurchases.

Consolidated Financial Condition
The increase in Restricted cash was due to $300 million in funds placed in escrow which were restricted to the acquisition of an additional 66% interest in Little Sheep. See Notes 4 and 21.

The decrease in Intangible assets was primarily due to the LJS and A&W divestitures. See Note 4.

The decrease in Short-term borrowings was primarily due to the maturity of $650 million of Senior Unsecured Notes in April 2011, offset by $263 million of Senior Unsecured Notes due in June 2012 being classified as short term as of December 31, 2011.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our extensive franchise operations which require a limited YUM investment.  Net cash provided by operating activities has exceeded $1 billion in each of the last ten fiscal years, including over $2 billion in 2011.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  However, unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  Additionally, as of December 31, 2011 we had approximately $1.1 billion in unused capacity under our revolving credit facilities that expire in November 2012, primarily related to a domestic facility. We are in the process of renewing these facilities.

China and YRI represented more than 70% of the Company’s operating profit in 2011 (excluding Corporate and unallocated income and expenses) and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax-efficient manner.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment-grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets cost-effectively if necessary.  Based on the amount and composition of our debt at December 31, 2011, which included no borrowings outstanding under our credit facilities, our interest expense would not materially increase on a full-year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

During 2011, we invested $940 million in capital spending, including approximately $405 million in China, $256 million in YRI and $279 million in the U.S.  For 2012, we estimate capital spending will be approximately $1 billion.

During the year ended December 31, 2011 we repurchased shares for $752 million, which includes the effect of $19 million in share repurchases with trade dates prior to the 2010 fiscal year end but cash settlement dates subsequent to the 2010 fiscal year.  In January 2011, our Board of Directors authorized  share repurchases through July 2012 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock, and on November 18, 2011, our Board of Directors authorized additional share repurchases through May 2013 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.  At December 31, 2011, we had remaining capacity to repurchase up to approximately $938 million of outstanding Common Stock (excluding applicable transaction fees) under these authorizations. Shares are repurchased opportunistically as part of our regular capital structure decisions.

During the year ended December 31, 2011, we paid cash dividends of $481 million.  Additionally, on November 18, 2011 our Board of Directors approved cash dividends of $0.285 per share of Common Stock to be distributed on February 3, 2012 to shareholders of record at the close of business on January 13, 2012.  The Company is targeting an ongoing annual dividend payout ratio of 35% to 40% of net income.

In connection with the proposal to acquire an additional 66% of Little Sheep, we placed $300 million in escrow to demonstrate availability of funds to acquire additional shares in this business. The funds placed in escrow were restricted to the pending acquisition of Little Sheep and are separately presented in our Consolidated Balance Sheet as of December 31, 2011 and in our Consolidated Statement of Cash Flows for the year ended December 31, 2011. In February 2012, the funds were released from escrow upon our acquisition of Little Sheep. See Notes 4 and 21 for details.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 24 participating banks with commitments ranging from $20 million to $93 million.  We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 31, 2011, our unused Credit Facility totaled $727 million net of outstanding letters of credit of $423 million.  There were no borrowings outstanding under the Credit Facility at December 31, 2011.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate

(“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated international revolving credit facility (the “ICF”) which matures in November 2012 and includes six banks with commitments ranging from $35 million to $90 million.  We believe the syndication reduces our dependency on any one bank.  There was available credit of $350 million and no borrowings outstanding under the ICF at the end of 2011.  The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends upon YUM’s performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at December 31, 2011 with a considerable amount of cushion.

We are in the process of renewing these facilities.

Our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2012 through 2037 and interest rates ranging from 2.38% to 7.70%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $3.0 billion at December 31, 2011 including $263 million in Senior Unsecured Notes due in July 2012.

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

Contractual Obligations

In addition to any discretionary spending we may choose to make, our significant contractual obligations and payments as of December 31, 2011 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$4,774	$414	$339	$814	$3,207
Capital leases(b)	437	65	53	52	267
Operating leases(b)	5,337	612	1,116	956	2,653
Purchase obligations(c)	797	695	77	16	9
Other(d)	72	37	16	7	12
Total contractual obligations	$11,417	$1,823	$1,601	$1,845	$6,148

(a)
Debt amounts include principal maturities and expected interest payments.  Rates utilized to determine interest payments for variable rate debt are based on the LIBOR forward yield curve.  Excludes a fair value adjustment of $26 million included in debt related to interest rate swaps that hedge the fair value of a portion of our debt.  See Note 10.

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

(d)	Other consists of 2012 pension plan funding obligations and projected payments for deferred compensation.

We have not included in the contractual obligations table approximately $327 million of long-term liabilities for unrecognized tax benefits relating to various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.  These liabilities also include potential payments that would be refunded in a future year and for which we anticipate that over time there will be no net cash outflow.

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and UK.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plans are paid by the Company as incurred.  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time to time to improve the Plan’s funded status.  At December 31, 2011 the Plan was in a net underfunded position of $248 million.  The UK pension plans are in a net underfunded position of $4 million at our 2011 measurement date.

Based on the current funding status of the Plan and our UK pension plans, we currently estimate that we will be required to contribute approximately $30 million to the Plan in 2012. No required contributions to the UK pension plans are expected in 2012.  Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumption.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions in 2012 and beyond.

Our post-retirement plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $5 million in 2011 and no future funding amounts are included in the contractual obligations table.  See Note 14 for further details about our pension and post-retirement plans.

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

Off-Balance Sheet Arrangements

We have agreed to provide financial support, if required, to an entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $14 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at December 31, 2011.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to satisfy our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $63 million with an additional $17 million available for lending at December 31, 2011.

Our unconsolidated affiliates had approximately $75 million and $70 million of debt outstanding as of December 31, 2011 and December 25, 2010, respectively.

New Accounting Pronouncements Not Yet Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)-Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for the Company in its first quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2011-04, but currently believes there will be no significant impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in its first quarter of fiscal 2012 and will be applied retrospectively. The Company currently believes there will be no significant impact on its consolidated financial statements as a result of adopting this standard.

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

Impairment or Disposal of Long-Lived Assets

We review long-lived assets of restaurants (primarily PP&E and allocated intangible assets subject to amortization) that are currently operating semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable restaurants.  For restaurant assets that are deemed to not be recoverable, we write down the impaired restaurant to its estimated fair value.  Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant, which are reduced by future royalties a franchisee would pay, and discount rate.  The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant.  Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

We perform an impairment evaluation at a restaurant group level if it is more likely than not that we will refranchise restaurants as a group.  Expected net sales proceeds are generally based on actual bids from the buyer, if available, or anticipated bids given the discounted projected after-tax cash flows, reduced by future royalties a franchisee would pay, for the group of restaurants.  The after-tax cash flows used in determining the anticipated bids incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement as well as expectations as to the useful lives of the restaurant assets.  Historically, these anticipated bids have been reasonably accurate estimations of the proceeds ultimately received.

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

We have certain definite-lived intangible assets that are not attributable to a specific restaurant, such as trademark/brand intangible assets and franchise contract rights, which are amortized over their expected useful lives.  We base the expected useful lives of our trademark/brand intangible assets on a number of factors including the competitive environment, our future development plans for the applicable Concept and the level of franchisee commitment to the Concept.  We generally base the expected useful lives of our franchise contract rights on their respective contractual terms including renewals when appropriate.

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

The fair values of each of our reporting units were substantially in excess of their respective carrying values as of the 2011 goodwill impairment test that was performed at the beginning of the fourth quarter.

When we refranchise restaurants, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising versus the portion of the reporting unit that will be retained.  The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which include a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transaction. Appropriate adjustments are made to the fair value amount being disposed if such franchise agreement is determined to not be at prevailing market rates.  When determining whether such franchise agreement is at prevailing market rates our primary consideration is consistency with the terms of our current franchise agreements both within the country that the restaurants are being refranchised in and around the world.  The Company believes consistency in royalty rates as a percentage of sales is appropriate as the Company and franchisee share in the impact of near-term fluctuations in sales results with the acknowledgment that over the long-term the royalty rate represents an appropriate rate for both parties.

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

During 2011, the Company's reporting units with the most significant refranchising activity and recorded goodwill were our KFC U.S. operating segment and our Pizza Hut United Kingdom (“U.K.”) business unit.  Within our KFC U.S. operating segment, 264 restaurants were refranchised (representing 34% of beginning-of-year company units) and $8 million in goodwill was written off (representing 7% of beginning-of-year goodwill). Within our Pizza Hut U.K. business unit, 47 delivery restaurants were refranchised (representing 10% of beginning-of-year company units) and $4 million in goodwill was written off (representing 4% of beginning-of-year goodwill).

See Note 2 for a further discussion of our policies regarding goodwill.

Allowances for Franchise and License Receivables/Guarantees

Franchise and license receivable balances include royalties, initial fees and other ancillary receivables such as rent and fees for support services.  Our reserve for franchisee or licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  This methodology results in an immaterial amount of unreserved past due receivable balances at December 31, 2011.  As such, we believe our allowance for franchise and license receivables is adequate to cover potential exposure from uncollectible receivable balances at December 31, 2011.

We issue certain guarantees on behalf of franchisees primarily as a result of 1) assigning our interest in obligations under operating leases, primarily as a condition to the refranchising of certain Company restaurants, 2) facilitating franchisee development and 3) equipment financing arrangements to facilitate the launch of new sales layers by franchisees.  We recognize a liability for the fair value of such guarantees upon inception of the guarantee and upon any subsequent modification, such as franchise lease renewals, when we remain contingently liable.  The fair value of a guarantee is the estimated amount at which the liability could be settled in a current transaction between willing unrelated parties.

The present value of the minimum payments of the assigned leases, discounted at our pre-tax cost of debt, is approximately $550 million, at December 31, 2011.  Current franchisees are the primary lessees under the vast majority of these leases.  Additionally, we have guaranteed approximately $17 million of franchisee loans for various programs.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under assigned leases and certain of the loan programs.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these guarantees and, historically, we have not been required to make significant payments for guarantees.  If payment on these guarantees becomes probable and estimable, we record a liability for our exposure under these guarantees.  At December 31, 2011 we have recorded an immaterial liability for our exposure under these guarantees which we consider to be probable and estimable.  If we begin to be required to perform under these guarantees to a greater extent, our results of operations could be negatively impacted.

See Note 2 for a further discussion of our policies regarding franchise and license operations.

See Note 19 for a further discussion of our guarantees.

Self-Insured Property and Casualty Losses

We record our best estimate of the remaining cost to settle incurred self-insured workers' compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively "property and casualty losses").  The estimate is based on the results of an independent actuarial study and considers historical claim frequency and severity as well as changes in factors such as our business environment, benefit levels, medical costs and the regulatory environment that could impact overall self-insurance costs.  Additionally, our reserve includes a risk margin to cover unforeseen events that may occur over the several years required to settle claims, increasing our confidence level that the recorded reserve is adequate.

See Note 19 for a further discussion of our insurance programs.

Pension Plans

Certain of our employees are covered under defined benefit pension plans.  The most significant of these plans are in the U.S.  We have recorded the under-funded status of $383 million for these U.S. plans as a pension liability in our Consolidated Balance Sheet as of December 31, 2011.  These U.S. plans had a projected benefit obligation (“PBO”) of $1,381 million and a fair value of plan assets of $998 million at December 31, 2011.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBO using a discount rate of 4.90% at December 31, 2011.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s with cash flows that mirror our expected benefit payment cash flows under the plan.  We excluded from the model those corporate debt instruments flagged by Moody’s for a potential downgrade and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased our U.S. plans’ PBO by approximately $107 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBO by approximately $121 million at our measurement date.

The pension expense we will record in 2012 is also impacted by the discount rate we selected at our measurement date.  We expect pension expense for our U.S. plans to increase approximately $36 million in 2012.  The increase is primarily driven by an increase in amortization of net loss due to a decrease in the discount rate.  A 50 basis-point change in our discount rate assumption at our measurement date would impact our 2012 U.S. pension expense by approximately $17 million.

The assumption we make regarding our expected long-term rates of return on plan assets also impacts our pension expense.  Our estimated long-term rate of return on U.S. plan assets represents the weighted-average of historical returns for each asset category, adjusted for an assessment of current market conditions.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2012 pension expense, at December 31, 2011 was 7.25%.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A one percentage-point change in our expected long-term rate of return on plan assets assumption would impact our 2012 U.S. pension expense by approximately $10 million.

A decrease in discount rates over time along with actual asset returns below expected returns have largely contributed to an unrecognized pre-tax actuarial net loss of $540 million included in Accumulated other comprehensive income (loss) for the U.S. plans at December 31, 2011.  For purposes of determining 2011 pension expense, our funded status was such that we recognized $31 million of net loss in net periodic benefit cost.  We will recognize approximately $63 million of such loss in 2012.

See Note 14 for further discussion of our pension plans.

Stock Options and Stock Appreciation Rights Expense

Compensation expense for stock options and stock appreciation rights (“SARs”) is estimated on the grant date using a Black-Scholes option pricing model.  Our assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 15.  Additionally, we estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized.  Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

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

Stock option and SAR grants under the RGM Plan typically cliff-vest after four years and grants made to executives under our other stock award plans typically have a graded vesting schedule and vest 25% per year over four years.  We use a single weighted-average expected term for our awards that have a graded vesting schedule.  We re-evaluate our expected term assumptions using historical exercise and post-vesting employment termination behavior on a regular basis.  We have determined that five years and six years are appropriate expected terms for awards to restaurant-level employees and to executives, respectively.

Upon each stock award grant we re-evaluate the expected volatility, including consideration of both historical volatility of our stock as well as implied volatility associated with our traded options.  We have estimated pre-vesting forfeitures based on historical data.  Based on such data, we believe that approximately 50% of all awards granted under the RGM Plan will be forfeited and approximately 25% of all awards granted to above-store executives will be forfeited.

Income Taxes

At December 31, 2011, we had valuation allowances of $368 million to reduce our $1.3 billion of deferred tax assets to amounts that will more likely than not be realized.  The net deferred tax assets primarily relate to temporary differences in currently profitable U.S. federal and state, and foreign jurisdictions as well as U.S. federal and state tax credit carryovers that may be carried forward for ten years. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities.  We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income Tax Provision when it is more likely than not that the position would be sustained upon examination by these tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At December 31, 2011 we had $348 million of unrecognized tax benefits, $197 million of which, if recognized, would impact the effective tax rate.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

Additionally, we have not provided deferred tax for investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis, totaling approximately $1.7 billion at December 31, 2011, as we believe the excess is essentially permanently invested.  If our intentions regarding the duration of theses investments change, deferred tax may need to be provided on this excess that could materially impact the provision for income taxes.

See Note 17 for a further discussion of our income taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to financial market risks associated with interest rates, foreign currency exchange rates and commodity prices.  In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of financial and commodity derivative instruments to hedge our underlying exposures.  Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use.

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S.  We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.  These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt.  Accordingly, any change in fair value associated with interest rate swaps is offset by the opposite impact on the related debt.

At December 31, 2011 and December 25, 2010 a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $5 million and $8 million, respectively, in income before income taxes.  The estimated reductions are based upon the current level of variable rate debt and assume no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents.  In addition, the fair value of our derivative financial instruments at December 31, 2011 and December 25, 2010 would decrease approximately $16 million and $22 million, respectively.  The fair value of our Senior Unsecured Notes at December 31, 2011 and December 25, 2010 would decrease approximately $228 million and $191 million, respectively.  Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration.

Foreign Currency Exchange Rate Risk

Changes in foreign currency exchange rates impact the translation of our reported foreign currency denominated earnings, cash flows and net investments in foreign operations and the fair value of our foreign currency denominated financial instruments. Historically, we have chosen not to hedge foreign currency risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. We attempt to minimize the exposure related to our net investments in foreign operations by financing those investments with local currency debt when practical.  In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Consequently, foreign currency denominated financial instruments consist primarily of intercompany short-term receivables and payables.  At times, we utilize forward contracts to reduce our exposure related to these intercompany short-term receivables and payables.  The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is minimized.

The combined Operating Profits of China and YRI constitute more than 70% of our Operating Profit in 2011, excluding unallocated income (expenses).  In addition, the Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $3.0 billion as of December 31, 2011. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 31, 2011 Operating Profit would have decreased approximately $170 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  The estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices.  Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  We manage our exposure to this risk primarily through pricing agreements with our vendors.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL INFORMATION

Page Reference
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	49

Consolidated Statements of Income for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009	50

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009	51

Consolidated Balance Sheets as of December 31, 2011 and December 25, 2010	52

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009	53

Notes to Consolidated Financial Statements	54-93

Management’s Responsibility for Financial Statements	94

Financial Statement Schedules

No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the above-listed financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (YUM) as of December 31, 2011 and December 25, 2010, and the related consolidated statements of income, cash flows, and shareholders' equity (deficit) and comprehensive income (loss) for each of the fiscal years in the three-year period ended December 31, 2011. We also have audited YUM's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. YUM's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on YUM's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 31, 2011 and December 25, 2010, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Louisville, Kentucky
February 20, 2012

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009
(in millions, except per share data)
	2011	2010	2009
Revenues
Company sales	$10,893	$9,783	$9,413
Franchise and license fees and income	1,733	1,560	1,423
Total revenues	12,626	11,343	10,836
Costs and Expenses, Net
Company restaurants
Food and paper	3,633	3,091	3,003
Payroll and employee benefits	2,418	2,172	2,154
Occupancy and other operating expenses	3,089	2,857	2,777
Company restaurant expenses	9,140	8,120	7,934
General and administrative expenses	1,372	1,277	1,221
Franchise and license expenses	145	110	118
Closures and impairment (income) expenses	135	47	103
Refranchising (gain) loss	72	63	(26)
Other (income) expense	(53)	(43)	(104)
Total costs and expenses, net	10,811	9,574	9,246

Operating Profit	1,815	1,769	1,590

Interest expense, net	156	175	194

Income Before Income Taxes	1,659	1,594	1,396

Income tax provision	324	416	313
Net Income – including noncontrolling interest	1,335	1,178	1,083
Net Income – noncontrolling interest	16	20	12
Net Income – YUM! Brands, Inc.	$1,319	$1,158	$1,071

Basic Earnings Per Common Share	$2.81	$2.44	$2.28

Diluted Earnings Per Common Share	$2.74	$2.38	$2.22

Dividends Declared Per Common Share	$1.07	$0.92	$0.80

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009
(in millions)
	2011	2010	2009
Cash Flows – Operating Activities
Net Income – including noncontrolling interest	$1,335	$1,178	$1,083
Depreciation and amortization	628	589	580
Closures and impairment (income) expenses	135	47	103
Refranchising (gain) loss	72	63	(26)
Contributions to defined benefit pension plans	(63)	(52)	(280)
Gain upon consolidation of a former unconsolidated affiliate in China	—	—	(68)
Deferred income taxes	(137)	(110)	72
Equity income from investments in unconsolidated affiliates	(47)	(42)	(36)
Distributions of income received from unconsolidated affiliates	39	34	31
Excess tax benefit from share-based compensation	(66)	(69)	(59)
Share-based compensation expense	59	47	56
Changes in accounts and notes receivable	(39)	(12)	3
Changes in inventories	(75)	(68)	27
Changes in prepaid expenses and other current assets	(25)	61	(7)
Changes in accounts payable and other current liabilities	144	61	(62)
Changes in income taxes payable	109	104	(95)
Other, net	101	137	82
Net Cash Provided by Operating Activities	2,170	1,968	1,404
Cash Flows – Investing Activities
Capital spending	(940)	(796)	(797)
Proceeds from refranchising of restaurants	246	265	194
Acquisitions and investments	(81)	(62)	(139)
Sales of property, plant and equipment	30	33	34
Increase in restricted cash	(300)	—	—
Other, net	39	(19)	(19)
Net Cash Used in Investing Activities	(1,006)	(579)	(727)
Cash Flows – Financing Activities
Proceeds from long-term debt	404	350	499
Repayments of long-term debt	(666)	(29)	(528)
Revolving credit facilities, three months or less, net	—	(5)	(295)
Short-term borrowings by original maturity
More than three months – proceeds	—	—	—
More than three months – payments	—	—	—
Three months or less, net	—	(3)	(8)
Repurchase shares of Common Stock	(752)	(371)	—
Excess tax benefit from share-based compensation	66	69	59
Employee stock option proceeds	59	102	113
Dividends paid on Common Stock	(481)	(412)	(362)
Other, net	(43)	(38)	(20)
Net Cash Used in Financing Activities	(1,413)	(337)	(542)
Effect of Exchange Rates on Cash and Cash Equivalents	21	21	(15)
Net Increase (Decrease) in Cash and Cash Equivalents	(228)	1,073	120
Change in Cash and Cash Equivalents due to consolidation of an entity in China	—	—	17
Cash and Cash Equivalents – Beginning of Year	1,426	353	216
Cash and Cash Equivalents – End of Year	$1,198	$1,426	$353

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 31, 2011 and December 25, 2010
(in millions)
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$1,198	$1,426
Accounts and notes receivable, net	286	256
Inventories	273	189
Prepaid expenses and other current assets	338	269
Deferred income taxes	112	61
Advertising cooperative assets, restricted	114	112
Total Current Assets	2,321	2,313

Property, plant and equipment, net	4,042	3,830
Goodwill	681	659
Intangible assets, net	299	475
Investments in unconsolidated affiliates	167	154
Restricted cash	300	—
Other assets	475	519
Deferred income taxes	549	366
Total Assets	$8,834	$8,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,874	$1,602
Income taxes payable	142	61
Short-term borrowings	320	673
Advertising cooperative liabilities	114	112
Total Current Liabilities	2,450	2,448

Long-term debt	2,997	2,915
Other liabilities and deferred credits	1,471	1,284
Total Liabilities	6,918	6,647

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 460 shares and 469 shares issued in 2011 and 2010, respectively	18	86
Retained earnings	2,052	1,717
Accumulated other comprehensive loss	(247)	(227)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,823	1,576
Noncontrolling interests	93	93
Total Shareholders’ Equity	1,916	1,669
Total Liabilities and Shareholders’ Equity	$8,834	$8,316

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Earnings	Income(Loss)	Interests	Total
Balance at December 27, 2008	459	$7	$303	$(418)	$14	$(94)

Net Income			1,071		12	1,083
Foreign currency translation adjustment				176		176
Pension and post-retirement benefit plans (net of tax impact of $9 million)				13		13
Net unrealized gain on derivative instruments (net of tax impact of $3 million)				5		5
Comprehensive Income						1,277
Purchase of subsidiary shares from noncontrolling interest					70	70
Dividends declared			(378)		(7)	(385)
Employee stock option and SARs exercises (includes tax impact of $57 million)	10	168				168
Compensation-related events (includes tax impact of $2 million)	—	78				78
Balance at December 26, 2009	469	$253	$996	$(224)	$89	$1,114

Net Income			1,158		20	1,178
Foreign currency translation adjustment				8	4	12
Pension and post-retirement benefit plans (net of tax impact of $7 million)				(10)		(10)
Net unrealized loss on derivative instruments (net of tax impact of $1 million)				(1)		(1)
Comprehensive Income						1,179
Dividends declared			(437)		(20)	(457)
Repurchase of shares of Common Stock	(10)	(390)				(390)
Employee stock option and SARs exercises (includes tax impact of $73 million)	9	168				168
Compensation-related events (includes tax impact of $7 million)	1	55				55
Balance at December 25, 2010	469	$86	$1,717	$(227)	$93	$1,669

Net Income			1,319		16	1,335
Foreign currency translation adjustment				85	6	91
Pension and post-retirement benefit plans (net of tax impact of $65 million)				(106)		(106)
Net unrealized gain on derivative instruments (net of tax impact of less than $1 million)				1		1
Comprehensive Income						1,321
Dividends declared			(501)		(22)	(523)
Repurchase of shares of Common Stock	(14)	(250)	(483)			(733)
Employee stock option and SARs exercises (includes tax impact of $71 million)	5	119				119
Compensation-related events (includes tax impact of $5 million)	—	63				63
Balance at December 31, 2011	460	$18	$2,052	$(247)	$93	$1,916

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) comprises the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM is the world’s largest quick service restaurant company based on the number of system units, with approximately 37,000 units of which approximately 50% are located outside the U.S. in more than 120 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

Through our widely-recognized Concepts, we develop, operate, franchise and license a system of both traditional and non-traditional quick service restaurants.  Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, tasty and attractive food at competitive prices.  Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service.  Non-traditional units, which are principally licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.  We also operate multibrand units, where two or more of our Concepts are operated in a single unit.

YUM consists of five operating segments:  YUM Restaurants China ("China" or “China Division”), YUM Restaurants International (“YRI” or “International Division”), KFC U.S., Pizza Hut U.S., and Taco Bell U.S.  The China Division includes mainland China, and the International Division includes the remainder of our international operations. For financial reporting purposes, management considers the three U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment (“U.S.”).  In December 2011 we sold our Long John Silver's ("LJS") and A&W All American Food Restaurants ("A&W") brands to key franchise leaders and strategic investors in separate transactions. The results for these businesses through the sale date are included in the Company's results for 2011, 2010 and 2009. As a result of changes to our management reporting structure, in the first quarter of 2012 we will begin reporting information for our India business as a standalone reporting segment separated from YRI. While our consolidated results will not be impacted, we will restate our historical segment information during 2012 for consistent presentation.

Note 2 – Summary of Significant Accounting Policies

Our preparation of the accompanying Consolidated Financial Statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The Company evaluated subsequent events through the date the Consolidated Financial Statements were issued and filed with the Securities and Exchange Commission.

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

Our most significant variable interests are in entities that operate restaurants under our Concepts’ franchise and license arrangements.  We do not generally have an equity interest in our franchisee or licensee businesses with the exception of certain entities in China as discussed below.  Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees and licensees.  However, we do have variable interests in certain franchisees through real estate lease arrangements with them to which we are a party.  At the end of 2011, YUM has future lease payments due from franchisees, on a nominal basis, of approximately $320 million.  As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

See Note 19 for additional information on an entity that operates a franchise lending program that is a VIE in which we have a variable interest but for which we are not the primary beneficiary and thus do not consolidate.

Certain investments in entities that operate KFCs in China as well as our investment in Little Sheep Group Limited ("Little Sheep"), a Chinese casual dining concept headquartered in Inner Mongolia, China, are accounted for by the equity method.  These entities are not VIEs and our lack of majority voting rights precludes us from controlling these affiliates.  Thus, we do not consolidate these affiliates, instead accounting for them under the equity method.  Our share of the net income or loss of those unconsolidated affiliates is included in Other (income) expense.  Subsequent to fiscal year 2011, we acquired an additional 66% interest in Little Sheep. As a result, we will begin consolidating this business in 2012. In the second quarter of 2009 we began consolidating the entity that operates the KFCs in Shanghai, China, which was previously accounted for using the equity method.  The increase in cash related to the consolidation of this entitiy's cash balance of $17 million is presented as a single line item on our 2009 Consolidated Statement of Cash Flows.

We report Net income attributable to the non-controlling interest in the entity that operates the KFCs in Beijing, China and since its consolidation, the Shanghai entity, separately on the face of our Consolidated Statements of Income.  The portion of equity in these entities not attributable to the Company is reported within equity, separately from the Company’s equity on the Consolidated Balance Sheets.

See Note 4 for a further description of the accounting upon acquisition of additional interest in the Shanghai entity.

We participate in various advertising cooperatives with our franchisees and licensees established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both Company-operated and franchise restaurants and are generally based on a percent of restaurant sales.  We maintain certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of our voting rights, we consolidate certain of these cooperatives for which we are the primary beneficiary.  The Advertising cooperatives assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used to settle obligations of the respective cooperative.  The Advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs for which creditors do not have recourse to the general credit of the primary beneficiary.  Therefore, we report all assets and liabilities of these advertising cooperatives that we consolidate as Advertising cooperative assets, restricted and Advertising cooperative liabilities in the Consolidated Balance Sheet.  As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions.  Thus, we do not reflect franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

Fiscal Year.  Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.   Our subsidiaries operate on similar fiscal calendars except that China and certain other international subsidiaries operate on a monthly calendar, and thus never have a 53rd week, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  All of our international businesses except China close one period or one month earlier to facilitate consolidated reporting.

Fiscal year 2011 included 53 weeks for our U.S. businesses and a portion of our YRI business. The 53rd week added $91 million to total revenues, $15 million to Restaurant profit and $25 million to Operating Profit in our 2011 Consolidated Statement of Income. The $25 million benefit was offset throughout 2011 by investments, including franchise development incentives, as well as higher-than-normal spending, such as restaurant closures in the U.S. and YRI.

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

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2011. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Franchise and License Operations.  We execute franchise or license agreements for each unit operated by third parties which set out the terms of our arrangement with the franchisee or licensee.  Our franchise and license agreements typically require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales.  Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

The internal costs we incur to provide support services to our franchisees and licensees are charged to General and Administrative (“G&A”) expenses as incurred.  Certain direct costs of our franchise and license operations are charged to franchise and license expenses.  These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we lease or sublease to franchisees, franchise and license marketing funding, amortization expense for franchise-related intangible assets and certain other direct incremental franchise and license support costs.

Revenue Recognition.  Revenues from Company-operated restaurants are recognized when payment is tendered at the time of sale.  The Company presents sales net of sales-related taxes.  Income from our franchisees and licensees includes initial fees, continuing fees, renewal fees and rental income from restaurants we lease or sublease to them.  We recognize initial fees received from a franchisee or licensee as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store.  We recognize continuing fees based upon a percentage of franchisee and licensee sales and rental income as earned.  We recognize renewal fees when a renewal agreement with a franchisee or licensee becomes effective.  We present initial fees collected upon the sale of a restaurant to a franchisee in Refranchising (gain) loss.

Direct Marketing Costs.  We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred which are generally based on a percentage of sales.  Our advertising expenses were $593 million, $557 million and $548 million in 2011, 2010 and 2009, respectively.  We report substantially all of our direct marketing costs in Occupancy and other operating expenses.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses.  Research and development expenses were $34 million, $33 million and $31 million in 2011, 2010 and 2009, respectively.

Share-Based Employee Compensation.  We recognize all share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant.  This compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest.  We present this compensation cost consistent with the other compensation costs for the employee recipient in either Payroll and employee benefits or G&A expenses.

Legal Costs. Settlement costs are accrued when they are deemed probable and estimable. Anticipated legal fees related to self-insured workers' compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, "property and casualty losses") are accrued when deemed probable and estimable. Legal fees not related to self-insured property and casualty losses are recognized as incurred.

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

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless our intent is to refranchise restaurants as a group.  We review our long-lived assets of such individual restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We use two consecutive years of operating losses as our primary indicator of potential impairment for our semi-annual impairment testing of these restaurant assets.  We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets.  For restaurant assets that are not deemed to be recoverable, we write-down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets and is determined by discounting the estimated future after-tax cash flows of the restaurant, which include a deduction for the royalty the franchisee would pay us.  The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement.  The discount rate used in the fair value calculation is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets.  The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

In executing our refranchising initiatives, we most often offer groups of restaurants for sale.  When we believe a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment.  We evaluate the recoverability of these restaurant assets at the date it is considered more likely than not that they will be refranchised by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants.  For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants, which is based on the expected net sales proceeds.  To the extent ongoing agreements to be entered into with the franchisee simultaneous with the refranchising are expected to contain terms, such as royalty rates, not at prevailing market rates, we consider the off-market terms in our impairment evaluation.  We recognize any such impairment charges in Refranchising (gain) loss.  We classify restaurants as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise; (b) the restaurants can be immediately removed from operations; (c) we have begun an active program to locate a buyer; (d) the restaurant is being actively marketed at a reasonable market price; (e) significant changes to the plan of sale are not likely; and (f) the sale is probable within one year.  Restaurants classified as held for sale are recorded at the lower of their carrying value or fair value less cost to sell.  We recognize estimated losses on restaurants that are classified as held for sale in Refranchising (gain) loss.

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

When we decide to close a restaurant, it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date.  Other costs incurred when closing a restaurant such as costs of disposing of the assets as well as other facility-related expenses from previously closed stores are generally expensed as incurred.  Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any.  Any costs recorded upon store closure as well as any subsequent adjustments to liabilities for remaining lease obligations as a result of lease termination or changes in estimates of sublease income are recorded in Closures and impairment (income) expenses.   To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is also recorded in Closures and impairment (income) expenses.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, sublease income and refranchising proceeds.  Accordingly, actual results could vary significantly from our estimates.

Impairment of Investments in Unconsolidated Affiliates.  We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary.  In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.  We recorded no impairment associated with our investments in unconsolidated affiliates during 2011, 2010 and 2009.

Guarantees.  We recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.  The majority of our guarantees are issued as a result of assigning our interest in obligations under operating leases as a condition to the refranchising of certain Company restaurants.  We recognize a liability for the fair value of such lease guarantees upon refranchising and upon subsequent renewals of such leases when we remain contingently liable.  The related expense and any subsequent changes in the guarantees are included in Refranchising (gain) loss.  The related expense and subsequent changes in the guarantees for other franchise support guarantees not associated with a refranchising transaction are included in Franchise and license expense.

Income Taxes.  We record deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Additionally, in determining the need for recording a valuation allowance against the carrying amount of deferred tax assets, we consider the amount of taxable income and periods over which it must be earned, actual levels of past taxable income and known trends and events or transactions that are expected to affect future levels of taxable income.  Where we determine that it is more likely than not that all or a portion of an asset will not be realized, we record a valuation allowance.

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

Receivables.  The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees and licensees as a result of franchise, license and lease agreements.  Trade receivables consisting of royalties from franchisees and licensees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Consolidated Balance Sheets.  Our provision for uncollectible franchise and licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  Additionally, we monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it probable that our franchisees or licensees will be unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.  Net provisions for uncollectible franchise and license trade receivables of $7 million, $3 million and $11 million were included in Franchise and license expenses in 2011, 2010 and 2009, respectively.  The allowance for doubtful accounts, net of the aforementioned provisions, decreased during 2011 primarily due to write-offs and as a result of the LJS and A&W divestitures. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

	2011	2010
Accounts and notes receivable	$308	$289
Allowance for doubtful accounts	(22)	(33)
Accounts and notes receivable, net	$286	$256

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time to time.  As these receivables primarily relate to our ongoing business agreements with franchisees and licensees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it probable that our franchisees or licensees will be unable to make their required payments.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and Notes Receivable while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $15 million (net of an allowance of $4 million) and $57 million (net of an allowance of $30 million) at December 31, 2011 and December 25, 2010, respectively.    The decline was primarily due to direct financing lease receivables sold as part of the LJS and A&W divestitures. Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has traditionally been insignificant.

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

We expense rent associated with leased land or buildings while a restaurant is being constructed whether rent is paid or we are subject to a rent holiday.  Additionally, certain of the Company's operating leases contain predetermined fixed escalations of the minimum rent during the lease term.  For leases with fixed escalating payments and/or rent holidays, we record rent expense on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term.  Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense when attainment of the contingency is considered probable (e.g. when Company sales occur).

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

If we record goodwill upon acquisition of a restaurant(s) from a franchisee and such restaurant(s) is then sold within two years of acquisition, the goodwill associated with the acquired restaurant(s) is written off in its entirety.  If the restaurant is refranchised two years or more subsequent to its acquisition, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising and the portion of the reporting unit that will be retained.  The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transition.  Appropriate adjustments are made if such franchise agreement includes terms that are determined to not be at prevailing market rates.  The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements.  As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations.  As a result, the percentage of a reporting unit’s goodwill that will be written off in a refranchising transaction will be less than the percentage of the reporting unit’s company restaurants that are refranchised in that transaction and goodwill can be allocated to a reporting unit with only franchise restaurants.

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

Our definite-lived intangible assets that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  An intangible asset that is deemed not recoverable on a undiscounted basis is written down to its estimated fair value, which is our estimate of the price a willing buyer would pay for the intangible asset based on discounted expected future after-tax cash flows.  For purposes of our impairment analysis, we update the cash flows that were initially used to value the definite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

Derivative Financial Instruments.  We use derivative instruments primarily to hedge interest rate and foreign currency risks.  These derivative contracts are entered into with financial institutions.  We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

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

Common Stock Share Repurchases.  From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings.  Due to the large number of share repurchases and the increase in the market value of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $483 million in share repurchases were recorded as a reduction in Retained Earnings in 2011. Our Common Stock balance was such that no share repurchases impacted Retained Earnings in 2010.  There were no shares of our Common Stock repurchased during 2009.  See Note 16 for additional information.

Pension and Post-retirement Medical Benefits.  We measure and recognize the overfunded or underfunded status of our pension and post-retirement plans as an asset or liability in our Consolidated Balance Sheet as of our fiscal year end.  The funded status represents the difference between the projected benefit obligations and the fair value of plan assets.  The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of future salary increases, as applicable.  The difference between the projected benefit obligations and the fair value of plan assets that has not previously been recognized in our Consolidated Statement of Income is recorded as a component of Accumulated other comprehensive income (loss).

Note 3 – Earnings Per Common Share (“EPS”)

	2011	2010	2009
Net Income – YUM! Brands, Inc.	$1,319	$1,158	$1,071
Weighted-average common shares outstanding (for basic calculation)	469	474	471
Effect of dilutive share-based employee compensation	12	12	12
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	481	486	483
Basic EPS	$2.81	$2.44	$2.28
Diluted EPS	$2.74	$2.38	$2.22
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.2	2.2	13.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 – Items Affecting Comparability of Net Income and Cash Flows

U.S. Business Transformation

As part of our plan to transform our U.S. business we took several measures in 2011, 2010 and 2009 ("the U.S. business transformation measures"). These measures include: continuation of our U.S. refranchising; General and Administrative ("G&A") productivity initiatives and realignment of resources (primarily severance and early retirement costs); and investments in our U.S. Brands made on behalf of our franchisees such as equipment purchases.

For information on our U.S. refranchising, see the Refranchising (Gain) Loss section on pages 63 and 64.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs), we recorded pre-tax charges of $21 million, $9 million and $16 million in the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively.  The unpaid current liability for the severance portion of these charges was $18 million and $1 million as of December 31, 2011 and December 25, 2010, respectively.  Severance payments in the years ended December 31, 2011, December 25, 2010 and December 26, 2009 totaled approximately $4 million, $7 million and $26 million, respectively.

Additionally, the Company recognized a reduction to Franchise and license fees and income of $32 million in the year ended December 26, 2009 related to investments in our U.S. Brands.  These investments reflected our reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken.  The reimbursements were recorded as a reduction to Franchise and license fees and income as we would not have provided the reimbursements absent the ongoing franchise relationship.

As a result of a decline in future profit expectations for our LJS and A&W U.S. businesses due in part to the impact of a reduced emphasis on multi-branding, we recorded a non-cash charge of $26 million, which resulted in no related income tax benefit, in the fourth quarter of 2009 to write-off goodwill associated with our LJS and A&W U.S. businesses we owned at the time.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.  Additionally, we are not including the depreciation reduction of $10 million and $9 million for the years ended December 31, 2011 and December 25, 2010, respectively, arising from the impairment of the KFCs offered for sale in the year ended December 25, 2010 within our U.S. segment for performance reporting purposes.  Rather, we are recording such reduction as a credit within unallocated Occupancy and other operating expenses resulting in depreciation expense for the impaired restaurants we continue to own being recorded in the U.S. segment at the rate at which it was prior to the impairment charge being recorded.

LJS and A&W Divestitures

During the fourth quarter of 2011 we sold the Long John Silver's and A&W All American Food Restaurants brands to key franchise leaders and strategic investors in separate transactions.

We recognized $86 million of pre-tax losses and other costs primarily in Closures and impairment (income) expenses during 2011 as a result of these transactions. Additionally, we recognized $104 million of tax benefits related to tax losses associated with the transactions.

We are not including the pre-tax losses and other costs in our U.S. and YRI segments for performance reporting purposes as we do not believe they are indicative of our ongoing operations. In 2011, these businesses contributed 5% and 1% to Franchise and license fees and income for the U.S. and YRI segments, respectively. While these businesses contributed 1% to both the U.S. and YRI segments' Operating Profit in 2011, the impact on our consolidated Operating Profit was not significant.

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

Under the equity method of accounting, we previously reported our 51% share of the net income of the unconsolidated affiliate (after interest expense and income taxes) as Other (income) expense in the Consolidated Statements of Income.  We also recorded a franchise fee for the royalty received from the stores owned by the unconsolidated affiliate. From the date of the acquisition, we have reported the results of operations for the entity in the appropriate line items of our Consolidated Statements of Income.  We no longer recorded franchise fee income for these restaurants nor did we report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner’s ownership percentage is recorded in Net Income – noncontrolling interests.  For the year ended December 25, 2010, the consolidation of the existing restaurants upon acquisition increased Company sales by $98 million, decreased Franchise and license fees and income by $6 million and increased Operating Profit by $3 million versus the year ended December 26, 2009.  The impact of the acquisition on Net Income – YUM! Brands, Inc. was not significant to the year ended December 25, 2010.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2009 would not have been significant.

Little Sheep Initial Investment and Pending Acquisition

During 2009, our China Division paid approximately $103 million, in several tranches, to purchase 27% of the outstanding common shares of Little Sheep and obtain Board of Directors representation.  We began reporting our investment in Little Sheep using the equity method of accounting, and this investment is included in Investments in unconsolidated affiliates on our Consolidated

Balance Sheets.  Equity income recognized from our investment in Little Sheep was not significant in the years ended December 31, 2011, December 25, 2010 or December 26, 2009.

In May 2011, we announced our intent to acquire an additional 66% controlling interest in Little Sheep. As a result, we placed $300 million in escrow and provided a $300 million letter of credit to demonstrate availability of funds to acquire the additional shares in this business. The funds placed in escrow were restricted to the pending acquisition of Little Sheep and are separately presented in our Consolidated Balance Sheet as of December 31, 2011 and in our Consolidated Statement of Cash Flows for the year ended December 31, 2011. See Note 21 for information regarding the completion of this acquisition subsequent to year-end.

YRI Acquisitions

On October 31, 2011, YRI acquired 68 KFC restaurants from an existing franchisee in South Africa for $71 million.

On July 1, 2010, we completed the exercise of our option with our Russian partner to purchase their interest in the co-branded Rostik’s-KFC restaurants across Russia and the Commonwealth of Independent States.  As a result, we acquired company ownership of 50 restaurants and gained full rights and responsibilities as franchisor of 81 restaurants, which our partner previously managed as master franchisee.  We paid cash of $60 million, net of settlement of a long-term note receivable of $11 million, and assumed long-term debt of $10 million which was subsequently repaid.  The remaining balance of the purchase price of $12 million will be paid in cash in July 2012.

The impact of consolidating these businesses on all line-items within our Consolidated Statement of Income was insignificant to the comparison of our year-over-year results.

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Refranchising (gain) loss
	2011	2010	2009
China	$(14)	$(8)	$(3)
YRI (a)(b)(c)	69	53	11
U.S. (d)	17	18	(34)
Worldwide	$72	$63	$(26)

(a)
During the year ended December 31, 2011 we decided to refranchise or close all of our remaining Company-operated Pizza Hut restaurants in the UK market. While an asset group comprising approximately 350 dine-in restaurants did not meet the criteria for held-for-sale classification as of December 31, 2011, our- decision to sell was considered an impairment indicator. As such we reviewed this asset group for potential impairment and determined that its carrying value was not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  Accordingly, we wrote this asset group down to our estimate of its fair value, which is based on the sales price we would expect to receive from a buyer.  This fair value determination considered current market conditions, trends in the Pizza Hut UK business, and prices for similar transactions in the restaurant industry and resulted in a non-cash pre-tax write-down of $74 million which was recorded to Refranchising (gain) loss. This impairment charge decreased depreciation expense versus what would have otherwise been recorded by $3 million in 2011. This depreciation reduction was not allocated to the YRI segment, resulting in depreciation expense in the YRI segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants. We will continue to review the asset group for any further necessary impairment until the date it is sold.  The write-down does not include any allocation of the Pizza Hut UK reporting unit goodwill in the asset group carrying value.  This additional non-cash write-down would be recorded, consistent with our historical policy, if the asset group ultimately meets the criteria to be classified as held for sale.  Upon the ultimate sale of the restaurants, depending on the form of the transaction, we could also be required to record a charge for the fair value of any guarantee of future lease payments for any leases we assign to a franchisee and for the cumulative foreign currency translation adjustment associated with Pizza Hut UK. The decision to refranchise or close all remaining Pizza Hut restaurants in the UK was considered to be a goodwill impairment indicator. We determined that the fair value of our

Pizza Hut UK reporting unit exceeded its carrying value and as such there was no impairment of the approximately $100 million in goodwill attributable to the reporting unit.

(b)
In the year ended December 25, 2010 we recorded a $52 million loss on the refranchising of our Mexico equity market as we sold all of our Company-owned restaurants, comprised of 222 KFCs and 123 Pizza Huts, to an existing Latin American franchise partner.  The buyer is serving as the master franchisee for Mexico which had 102 KFC and 53 Pizza Hut franchise restaurants at the time of the transaction.  The write-off of goodwill included in this loss was minimal as our Mexico reporting unit included an insignificant amount of goodwill.  This loss did not result in any related income tax benefit.

(c)
During the year ended December 26, 2009 we recognized a non-cash $10 million refranchising loss as a result of our decision to offer to refranchise our KFC Taiwan equity market.  During the year ended December 25, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our December 25, 2010 financial statements a non-cash write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  Neither of these losses resulted in a related income tax benefit. The amount of goodwill write-off was based on the relative fair values of the Taiwan business disposed of and the portion of the business that was retained.  The fair value of the business disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which include a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreement entered into in connection with this refranchising transaction. The fair value of the Taiwan business retained consists of expected, net cash flows to be derived from royalties from franchisees, including the royalties associated with the franchise agreement entered into in connection with this refranchising transaction.  We believe the terms of the franchise agreement entered into in connection with the Taiwan refranchising are substantially consistent with market.  The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired as the fair value of the Taiwan reporting unit exceeded its carrying amount.

(d)
U.S. refranchising losses in the years ended December 31, 2011 and December 25, 2010 are primarily due to losses on sales of and offers to refranchise KFCs in the U.S.  There were approximately 250 and 600 KFC restaurants offered for refranchising as of December 31, 2011 and December 25, 2010, respectively. While we did not yet believe these KFCs met the criteria to be classified as held for sale, we did, consistent with our historical practice, review the restaurants for impairment as a result of our offer to refranchise.  We recorded impairment charges where we determined that the carrying value of restaurant groups to be sold was not recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  For those restaurant groups deemed impaired, we wrote such restaurant groups down to our estimate of their fair values, which were based on the sales price we would expect to receive from a franchisee for each restaurant group.  This fair value determination considered current market conditions, real-estate values, trends in the KFC U.S. business, prices for similar transactions in the restaurant industry and preliminary offers for the restaurant groups to date.  The non-cash impairment charges that were recorded related to our offers to refranchise these company-operated KFC restaurants in the U.S. decreased depreciation expense versus what would have otherwise been recorded by $10 million and $9 million in the years ended December 31, 2011 and December 25, 2010, respectively. These depreciation reductions were not allocated to the U.S. segment resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants.  We will continue to review the restaurant groups for any further necessary impairment until the date they are sold.  The aforementioned non-cash impairment charges do not include any allocation of the KFC reporting unit goodwill in the restaurant group carrying value.  This additional non-cash write-down would be recorded, consistent with our historical policy, if the restaurant groups, or any subset of the restaurant groups, ultimately meet the criteria to be classified as held for sale.  We will also be required to record a charge for the fair value of our guarantee of future lease payments for leases we assign to the franchisee upon any sale.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below. These tables exclude $80 million of net losses recorded in 2011 related to the LJS and A&W divestitures and a $26 million goodwill impairment charge recorded in 2009 related to the LJS and A&W businesses we previously owned. Neither of these amounts were allocated to segments for performance reporting purposes:

	2011
	China	YRI	U.S.	Worldwide
Store closure (income) costs(a)	$(1)	$4	$4	$7
Store impairment charges	13	18	17	48
Closure and impairment (income) expenses	$12	$22	$21	$55

	2010
	China	YRI	U.S.	Worldwide
Store closure (income) costs(a)	$—	$2	$3	$5
Store impairment charges	16	12	14	42
Closure and impairment (income) expenses	$16	$14	$17	$47

	2009
	China	YRI	U.S.	Worldwide
Store closure (income) costs(a)	$(4)	$—	$13	$9
Store impairment charges (b)	13	22	33	68
Closure and impairment (income) expenses	$9	$22	$46	$77

(a)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

(b)	The 2009 store impairment charges for YRI include $12 million of goodwill impairment for our Pizza Hut South Korea market.

The following table summarizes the 2011 and 2010 activity related to reserves for remaining lease obligations for closed stores.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	CTA/ Other	Ending Balance
2011 Activity	$28	(12)	17	2	(1)	$34
2010 Activity	$27	(12)	8	—	5	$28

Note 5 – Supplemental Cash Flow Data

	2011	2010	2009
Cash Paid For:
Interest	$199	$190	$209
Income taxes	349	357	308
Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$58	$16	$7
Increase (decrease) in accrued capital expenditures	55	51	(17)

Note 6 – Franchise and License Fees and Income

	2011	2010	2009
Initial fees, including renewal fees	$68	$54	$57
Initial franchise fees included in Refranchising (gain) loss	(21)	(15)	(17)
	47	39	40
Continuing fees and rental income	1,686	1,521	1,383
	$1,733	$1,560	$1,423

Note 7 – Other (Income) Expense

	2011	2010	2009
Equity income from investments in unconsolidated affiliates	$(47)	$(42)	$(36)
Gain upon consolidation of a former unconsolidated affiliate in China(a)	—	—	(68)
Foreign exchange net (gain) loss and other	(6)	(1)	—
Other (income) expense	$(53)	$(43)	$(104)

(a)	See Note 4 for further discussion of the consolidation of a former unconsolidated affiliate in Shanghai, China.

Note 8 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2011	2010
Income tax receivable	$150	$115
Assets held for sale	24	23
Other prepaid expenses and current assets	164	131
	$338	$269

Property, Plant and Equipment	2011	2010
Land	$527	$542
Buildings and improvements	3,856	3,709
Capital leases, primarily buildings	316	274
Machinery and equipment	2,568	2,578
Property, Plant and equipment, gross	7,267	7,103
Accumulated depreciation and amortization	(3,225)	(3,273)
Property, Plant and equipment, net	$4,042	$3,830

Depreciation and amortization expense related to property, plant and equipment was $599 million, $565 million and $553 million in 2011, 2010 and 2009, respectively.

Accounts Payable and Other Current Liabilities	2011	2010
Accounts payable	$712	$540
Accrued capital expenditures	229	174
Accrued compensation and benefits	440	357
Dividends payable	131	118
Accrued taxes, other than income taxes	112	95
Other current liabilities	250	318
	$1,874	$1,602

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	China	YRI	U.S.	Worldwide
Balance as of December 26, 2009
Goodwill, gross	$82	$249	$352	$683
Accumulated impairment losses	—	(17)	(26)	(43)
Goodwill, net	82	232	326	640
Acquisitions (a)	—	37	—	37
Disposals and other, net(b)	3	(17)	(4)	(18)
Balance as of December 25, 2010
Goodwill, gross	85	269	348	702
Accumulated impairment losses	—	(17)	(26)	(43)
Goodwill, net	85	252	322	659
Acquisitions(c)	—	32	—	32
Disposals and other, net(b)	3	(2)	(11)	(10)
Balance as of December 31, 2011(d)
Goodwill, gross	88	299	311	698
Accumulated impairment losses	—	(17)	—	(17)
Goodwill, net	$88	$282	$311	$681

(a)
We recorded goodwill in our YRI segment related to the July 1, 2010 exercise of our option with our Russian partner to purchase their interest in the co-branded Rostik’s-KFC restaurants across Russia and the Commonwealth of Independent States.  See Note 4.

(b)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

(c)	We recorded goodwill in our YRI segment related to the acquisition of 68 stores in South Africa. See Note 4.

(d)	As a result of the LJS and A&W divestitures in 2011, we disposed of $26 million of goodwill that was fully impaired in 2009.

Intangible assets, net for the years ended 2011 and 2010 are as follows:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Franchise contract rights	$130	$(77)	$163	$(83)
Trademarks/brands	28	(12)	234	(57)
Lease tenancy rights	58	(12)	56	(12)
Favorable operating leases	29	(13)	27	(10)
Reacquired franchise rights	167	(33)	143	(20)
Other	5	(2)	5	(2)
	$417	$(149)	$628	$(184)

Indefinite-lived intangible assets
Trademarks/brands	$31		$31

Amortization expense for all definite-lived intangible assets was $31 million in 2011, $29 million in 2010 and $25 million in 2009.  Amortization expense for definite-lived intangible assets will approximate $21 million annually in 2012, $19 million in 2013, $17 million in 2014 and $16 million in 2015 and 2016. The LJS and A&W divestitures impacted Trademarks/brands by $164 million (net of accumulation amortization of $48 million) and decreased future amortization expense by approximately $8 million annually.

Note 10 – Short-term Borrowings and Long-term Debt

	2011	2010
Short-term Borrowings
Current maturities of long-term debt	$315	$668
Current portion of fair value hedge accounting adjustment (See Note 12)	5	5
Unsecured International Revolving Credit Facility, expires November 2012	—	—
Unsecured Revolving Credit Facility, expires November 2012	—	—
	$320	$673

Long-term Debt
Senior Unsecured Notes	$3,012	$3,257
Capital lease obligations (See Note 11)	279	236
Other	—	64
	3,291	3,557
Less current maturities of long-term debt	(315)	(668)
Long-term debt excluding long-term portion of hedge accounting adjustment	2,976	2,889
Long-term portion of fair value hedge accounting adjustment (See Note 12)	21	26
Long-term debt including hedge accounting adjustment	$2,997	$2,915

Our primary bank credit agreement comprises a $1.15 billion syndicated senior unsecured revolving credit facility (the “Credit Facility”) which matures in November 2012 and includes 24 participating banks with commitments ranging from $20 million to $93 million.  Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 31, 2011, our unused Credit Facility totaled $727 million net of outstanding letters of credit of $423 million.  There were no borrowings outstanding under the Credit Facility at December 31,

2011.  The interest rate for borrowings under the Credit Facility ranges from 0.25% to 1.25% over the London Interbank Offered Rate (“LIBOR”) or is determined by an Alternate Base Rate, which is the greater of the Prime Rate or the Federal Funds Rate plus 0.50%.  The exact spread over LIBOR or the Alternate Base Rate, as applicable, depends on our performance under specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

We also have a $350 million, syndicated revolving International credit facility (the “ICF”) which matures in November 2012 and includes 6 banks with commitments ranging from $35 million to $90 million.  There was available credit of $350 million and no borrowings outstanding under the ICF at the end of 2011.  The interest rate for borrowings under the ICF ranges from 0.31% to 1.50% over LIBOR or is determined by a Canadian Alternate Base Rate, which is the greater of the Citibank, N.A., Canadian Branch’s publicly announced reference rate or the “Canadian Dollar Offered Rate” plus 0.50%.  The exact spread over LIBOR or the Canadian Alternate Base Rate, as applicable, depends on our performance under specified financial criteria. Interest on any outstanding borrowings under the ICF is payable at least quarterly.

The Credit Facility and the ICF are unconditionally guaranteed by our principal domestic subsidiaries.  Additionally, the ICF is unconditionally guaranteed by YUM.  These agreements contain financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s balance sheet and cash flows, we were able to comply with all debt covenant requirements at December 31, 2011 with a considerable amount of cushion.

We are in the process of renewing the Credit Facility and ICF.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2012 through 2037 and stated interest rates ranging from 2.38% to 7.70%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.

In the fourth quarter of 2011, we issued Chinese Yuan Renminbi 350 million ($56 million) aggregate principal amount 2.38% Senior Unsecured Notes that are due September 29, 2014. During the third quarter of 2011, we issued $350 million aggregate principal amount of 3.75% 10 year Senior Unsecured Notes.  During the second quarter of 2011 we repaid $650 million of Senior Unsecured Notes upon their maturity primarily with existing cash on hand.

The following table summarizes all Senior Unsecured Notes issued that remain outstanding at December 31, 2011:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount (in millions)	Stated	Effective(b)
June 2002	July 2012	$263	7.70%	8.06%
April 2006	April 2016	$300	6.25%	6.03%
October 2007	March 2018	$600	6.25%	6.38%
October 2007	November 2037	$600	6.88%	7.29%
August 2009	September 2015	$250	4.25%	4.44%
August 2009	September 2019	$250	5.30%	5.59%
August 2010	November 2020	$350	3.88%	4.01%
August 2011	November 2021	$350	3.75%	3.88%
September 2011	September 2014	$56	2.38%	2.92%

(a)	Interest payments commenced six months after issuance date and are payable semi-annually thereafter.

(b)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.  Excludes the effect of any swaps that remain outstanding as described in Note 12.

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

The annual maturities of short-term borrowings and long-term debt as of December 31, 2011, excluding capital lease obligations of $279 million and fair value hedge accounting adjustments of $26 million, are as follows:

Year ended:
2012	$263
2013	—
2014	56
2015	250
2016	300
Thereafter	2,150
Total	$3,019

Interest expense on short-term borrowings and long-term debt was $184 million, $195 million and $212 million in 2011, 2010 and 2009, respectively.

Note 11 – Leases

At December 31, 2011 we operated more than 7,400 restaurants, leasing the underlying land and/or building in nearly 6,200 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  Our longest lease expires in 2151.  We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2012	$65	$612	$3	$49
2013	27	578	2	42
2014	26	538	2	39
2015	26	494	2	35
2016	26	462	2	31
Thereafter	267	2,653	14	139
	$437	$5,337	$25	$335

At December 31, 2011 and December 25, 2010, the present value of minimum payments under capital leases was $279 million and $236 million, respectively.  At December 31, 2011, unearned income associated with direct financing lease receivables was $14 million.

The details of rental expense and income are set forth below:

	2011	2010	2009
Rental expense
Minimum	$625	$565	$541
Contingent	233	158	123
	$858	$723	$664
Rental income	$66	$44	$38

Note 12 – Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At December 31, 2011, our interest rate swaps outstanding had notional amounts of $550 million and have been designated as fair value hedges of a portion of our debt.  The Company's interest rate swaps meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item.  At December 31, 2011, foreign currency forward contracts outstanding had a total notional amount of $459 million.

The fair values of derivatives designated as hedging instruments for the years ended December 31, 2011 and December 25, 2010 were:

	Fair Value		Consolidated Balance Sheet Location
	2011	2010
Interest Rate Swaps - Asset	$10	$8	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	22	33	Other assets
Foreign Currency Forwards - Asset	3	7	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(1)	(3)	Accounts payable and other current liabilities
Total	$34	$45

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $5 million and $21 million to Short-term borrowings and Long-term debt, respectively at December 31, 2011 and as an addition of $5 million and $26 million to Short-term borrowings and Long-term debt, respectively at December 25, 2010.  During the years ended December 31, 2011 and December 25, 2010, Interest expense, net was reduced by $24 million and $33 million, respectively for recognized gains on these interest rate swaps.

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Other Comprehensive Income (“OCI”) and reclassified into income from OCI in the years ended December 31, 2011 and December 25, 2010.

	2011	2010
Gains (losses) recognized into OCI, net of tax	$2	$32
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$1	$33

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the years ended December 31, 2011 and December 25, 2010.

Additionally, we had a net deferred loss of $12 million and $13 million, net of tax, as of December 31, 2011 and December 25, 2010, respectively within Accumulated OCI due to treasury locks and forward-starting interest rate swaps that have been cash settled, as well as outstanding foreign currency forward contracts.  The majority of this loss arose from the settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being reclassified into earnings through 2037 to interest expense.  In each of 2011, 2010 and 2009 an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At December 31, 2011 and December 25, 2010, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 13 – Fair Value Disclosures

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the years ended December 31, 2011 or December 25, 2010.

	Fair Value
	Level	2011	2010
Foreign Currency Forwards, net	2	$2	$4
Interest Rate Swaps, net	2	32	41
Other Investments	1	15	14
Total		$49	$59

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities and their fair value is determined based on the closing market prices of the respective mutual funds as of December 31, 2011 and December 25, 2010.

The following tables present the fair values for those assets and liabilities measured at fair value during 2011 or 2010 on a non-recurring basis, and that remain on our Consolidated Balance Sheet as of December 31, 2011 or December 25, 2010. Total losses include losses recognized from all non-recurring fair value measurements during the years ended December 31, 2011 and December 25, 2010 for assets and liabilities that remain on our Consolidated Balance Sheet as of December 31, 2011 or December 25, 2010:

		Fair Value Measurements Using			Total Losses
	As of December 31, 2011	Level 1	Level 2	Level 3	2011
Long-lived assets held for use	$50	—	—	50	128

		Fair Value Measurements Using			Total Losses
	As of December 25, 2010	Level 1	Level 2	Level 3	2010
Long-lived assets held for use	$184	—	—	184	110

Long-lived assets held for use presented in the tables above include restaurants or groups of restaurants that were impaired either as a result of our semi-annual impairment review or when it was more likely than not a restaurant or restaurant group would be refranchised. Of the $128 million in impairment charges shown in the table above for the year ended December 31, 2011, $95 million was included in Refranchising (gain) loss and $33 million was included in Closures and impairment (income) expenses in the Consolidated Statements of Income.

Of the $110 million impairment charges shown in the table above for the year ended December 25, 2010, $80 million was included in Refranchising (gain) loss and $30 million was included in Closures and impairment (income) expenses in the Consolidated Statements of Income.

At December 31, 2011 the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.5 billion, compared to their carrying value of $3.0 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 14 – Pension, Retiree Medical and Retiree Savings Plans

Pension Benefits

We sponsor noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plans are paid by the Company as incurred.  During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.  Benefits are based on years of service and earnings or stated amounts for each year of service.  We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the UK.  Our plans in the UK have previously been amended such that new employees are not eligible to participate in these plans. Additionally, in 2011 one of our UK plans was frozen such that existing participants can no longer earn future service credits. This resulted in a curtailment gain of $10 million which was credited to Accumulated other comprehensive income (loss).

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our U.S. pension plans and significant International pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year ends.

	U.S. Pension Plans		International Pension Plans
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$1,108	$1,010	$187	$176
Service cost	24	25	5	6
Interest cost	64	62	10	9
Participant contributions	—	—	1	2

Curtailment gain	(7)	(2)	(10)	—
Settlement loss	—	1	—	—
Special termination benefits	5	1	—	—
Exchange rate changes	—	—	1	(9)
Benefits paid	(40)	(57)	(2)	(4)
Settlement payments	—	(9)	—	—
Actuarial (gain) loss	227	77	(5)	7
Benefit obligation at end of year	$1,381	$1,108	$187	$187
Change in plan assets
Fair value of plan assets at beginning of year	$907	$835	$164	$141
Actual return on plan assets	83	108	10	14
Employer contributions	53	35	10	17
Participant contributions	—	—	1	2
Settlement payments	—	(9)	—	—
Benefits paid	(40)	(57)	(2)	(4)
Exchange rate changes	—	—	—	(6)
Administrative expenses	(5)	(5)	—	—
Fair value of plan assets at end of year	$998	$907	$183	$164
Funded status at end of year	$(383)	$(201)	$(4)	$(23)

Amounts recognized in the Consolidated Balance Sheet:
	U.S. Pension Plans		International Pension Plans
	2011	2010	2011	2010
Accrued benefit asset - non-current	$—	$—	$8	$—
Accrued benefit liability – current	(14)	(10)	—	—
Accrued benefit liability – non-current	(369)	(191)	(12)	(23)
	$(383)	$(201)	$(4)	$(23)

Amounts recognized as a loss in Accumulated Other Comprehensive Income:
	U.S. Pension Plans		International Pension Plans
	2011	2010	2011	2010
Actuarial net loss	$540	$359	$30	$46
Prior service cost	3	4	—	—
	$543	$363	$30	$46

The accumulated benefit obligation for the U.S. and International pension plans was $1,496 million and $1,212 million at December 31, 2011 and December 25, 2010, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	U.S. Pension Plans		International Pension Plans
	2011	2010	2011	2010
Projected benefit obligation	$1,381	$1,108	$—	$—
Accumulated benefit obligation	1,327	1,057	—	—
Fair value of plan assets	998	907	—	—

Information for pension plans with a projected benefit obligation in excess of plan assets:
	U.S. Pension Plans		International Pension Plans
	2011	2010	2011	2010
Projected benefit obligation	$1,381	$1,108	$99	$187
Accumulated benefit obligation	1,327	1,057	87	155
Fair value of plan assets	998	907	87	164

Our funding policy with respect to the U.S. Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the U.S. Plan’s funded status.  We currently estimate that we will be required to contribute approximately $30 million to the U.S. Plan in 2012.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations.  We do not believe we will be required to make significant contributions to any pension plan outside of the U.S. in 2012.

We do not anticipate any plan assets being returned to the Company during 2012 for any plans.

Components of net periodic benefit cost:

	U.S. Pension Plans			International Pension Plans
Net periodic benefit cost	2011	2010	2009	2011	2010	2009
Service cost	$24	$25	$26	$5	$6	$5
Interest cost	64	62	58	10	9	7
Amortization of prior service cost(a)	1	1	1	—	—	—
Expected return on plan assets	(71)	(70)	(59)	(12)	(9)	(7)
Amortization of net loss	31	23	13	2	2	2
Net periodic benefit cost	$49	$41	$39	$5	$8	$7
Additional loss recognized due to: Settlement(b)	$—	$3	$2	$—	$—	$—
Special termination benefits(c)	$5	$1	$4	$—	$—	$—

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)	Settlement loss results from benefit payments from a non-funded plan exceeding the sum of the service cost and interest cost for that plan during the year.

(c)	Special termination benefits primarily related to the U.S. business transformation measures taken in 2011, 2010 and 2009.

Pension losses in accumulated other comprehensive income (loss):
	U.S. Pension Plans		International Pension Plans
	2011	2010	2011	2010
Beginning of year	$363	$346	$46	$48
Net actuarial (gain) loss	219	43	(5)	2
Curtailment gain	(7)	(2)	(10)	—
Amortization of net loss	(31)	(23)	(2)	(2)
Amortization of prior service cost	(1)	(1)	—	—
Exchange rate changes	—	—	1	(2)
End of year	$543	$363	$30	$46

The estimated net loss for the U.S. and International pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2012 is $63 million and $1 million, respectively.  The estimated prior service cost for the U.S. pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2012 is $1 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	U.S. Pension Plans		International Pension Plans
	2011	2010	2011	2010
Discount rate	4.90%	5.90%	4.75%	5.40%
Rate of compensation increase	3.75%	3.75%	3.85%	4.42%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	U.S. Pension Plans			International Pension Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.90%	6.30%	6.50%	5.40%	5.50%	5.51%
Long-term rate of return on plan assets	7.75%	7.75%	8.00%	6.64%	6.66%	7.20%
Rate of compensation increase	3.75%	3.75%	3.75%	4.41%	4.42%	4.12%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

Plan Assets

The fair values of our pension plan assets at December 31, 2011 by asset category and level within the fair value hierarchy are as follows:

	U.S. Pension Plans	International Pension Plans
Level 1:
Cash(a)	$1	$—
Level 2:
Cash Equivalents(a)	62	—
Equity Securities – U.S. Large cap(b)	324	—
Equity Securities – U.S. Mid cap(b)	54	—
Equity Securities – U.S. Small cap(b)	54	—
Equity Securities – Non-U.S.(b)	88	109
Fixed Income Securities – U.S. Corporate(b)	263	—
Fixed Income Securities – Non-U.S. Corporate(b)	—	23
Fixed Income Securities – U.S. Government and Government Agencies(c)	164	—
Fixed Income Securities – Other(b)(c)	39	11
Other Investments(b)	—	40
Total fair value of plan assets(d)	$1,049	$183

(a)	Short-term investments in money market funds

(b)	Securities held in common trusts

(c)	Investments held by the Plan are directly held

(d)	Excludes net payable of $51 million in the U.S. for purchases of assets included in the above that were settled after year end

Our primary objectives regarding the investment strategy for the Plan’s assets, which make up 85% of total pension plan assets at the 2011 measurement date, are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements.  To achieve these objectives, we are using a combination of active and passive investment strategies.  Our equity securities, currently targeted at 55% of our investment mix, consist primarily of low-cost index funds focused on achieving long-term capital appreciation.  We diversify our equity risk by investing in several different U.S. and foreign market index funds.  Investing in these index funds provides us with the adequate liquidity required to fund benefit payments and plan expenses.  The fixed income asset allocation, currently targeted at 45% of our mix, is actively managed and consists of long-duration fixed income securities that help to reduce exposure to interest rate variation and to better correlate asset maturities with obligations.

A mutual fund held as an investment by the Plan includes shares of YUM common stock valued at $0.7 million at December 31, 2011 and $0.6 million at December 25, 2010 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:	U.S. Pension Plans	International Pension Plans
2012	$68	$1
2013	50	1
2014	47	1
2015	50	1
2016	51	1
2017 - 2021	309	8

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on the measurement date and include benefits attributable to estimated future employee service.

Retiree Medical Benefits

Our post-retirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents, and includes retiree cost-sharing provisions.  During 2001, the plan was amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in this plan.  Employees hired prior to September 30, 2001 are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.  We fund our post-retirement plan as benefits are paid.

At the end of 2011 and 2010, the accumulated post-retirement benefit obligation was $86 million and $78 million, respectively.  The actuarial loss recognized in Accumulated other comprehensive loss was $12 million at the end of 2011 and $6 million at the end of 2010.  The net periodic benefit cost recorded in 2011, 2010 and 2009 was $6 million, $6 million and $7 million, respectively, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  2011, 2010 and 2009 costs each included less than $1 million of special termination benefits primarily related to the U.S. business transformation measures described in Note 4.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2011 and 2010 are 7.5% and 7.7%, respectively, with expected ultimate trend rates of 4.5% reached in 2028.

There is a cap on our medical liability for certain retirees.  The cap for Medicare-eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached in 2014; once the cap is reached, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post-retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $7 million and in aggregate for the five years thereafter are $29 million.

Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $14 million in 2011, $15 million in 2010 and $16 million in 2009.

Note 15 – Share-based and Deferred Compensation Plans

Overview

At year end 2011, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan (collectively the “LTIPs”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”).  Under all our plans, the exercise price of stock options and stock appreciation rights (“SARs”) granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the LTIPs include stock options, incentive stock options, SARs, restricted stock, stock units, restricted stock units (“RSUs”), performance restricted stock units, performance share units (“PSUs”) and performance units.  Through December 31, 2011, we have issued only stock options, SARs, RSUs and PSUs under the LTIPs.  While awards under the LTIPs can have varying vesting provisions and exercise periods, outstanding awards under the LTIPs vest in periods ranging from immediate to 5 years. Stock options and SARs expire ten years after grant.

Potential awards to employees under the RGM Plan include stock options, SARs, restricted stock and RSUs.  Through December 31, 2011, we have issued only stock options and SARs under this plan.  RGM Plan awards granted have a four-year cliff vesting period and expire ten years after grant.  Certain RGM Plan awards are granted upon attainment of performance conditions in the previous year.  Expense for such awards is recognized over a period that includes the performance condition period.

Potential awards to employees under SharePower include stock options, SARs, restricted stock and RSUs.  Through December 31, 2011, we have issued only stock options and SARs under this plan.  These awards generally vest over a period of four years and expire no longer than ten years after grant.

At year end 2011, approximately 19 million shares were available for future share-based compensation grants under the above plans.

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

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2012.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate	2.0%	2.4%	1.9%
Expected term (years)	5.9	6.0	5.9
Expected volatility	28.2%	30.0%	32.3%
Expected dividend yield	2.0%	2.5%	2.6%

We believe it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term.  These groups consist of grants made primarily to restaurant-level employees under the RGM Plan, which cliff-vest after four years and expire ten years after grant, and grants made to executives under our other stock award plans, which typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our restaurant-level employees and our executives exercised the awards on average after five years and six years, respectively.

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our traded options.  The expected dividend yield is based on the annual dividend yield at the time of grant.

The fair values of RSU and PSU awards are based on the closing price of our stock on the date of grant.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	36,438		$26.91
Granted	5,023		49.59
Exercised	(6,645)		20.33
Forfeited or expired	(1,308)		35.52
Outstanding at the end of the year	33,508	(a)	$31.28	5.96	$929
Exercisable at the end of the year	18,709		$26.00	4.48	$618

(a)	Outstanding awards include 8,161 options and 25,347 SARs with average exercise prices of $21.56 and $34.41, respectively.

The weighted-average grant-date fair value of stock options and SARs granted during 2011, 2010 and 2009 was $11.78, $8.21 and $7.29, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2011, December 25, 2010 and December 26, 2009, was $226 million, $259 million and $217 million, respectively.

As of December 31, 2011, there was $82 million of unrecognized compensation cost related to stock options and SARs, which will be reduced by any forfeitures that occur, related to unvested awards that is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.  The total fair value at grant date of awards vested during 2011, 2010 and 2009 was $43 million, $47 million and $52 million, respectively.

RSUs and PSUs

As of December 31, 2011, there was $10 million of unrecognized compensation cost related to 1.0 million unvested RSUs and PSUs.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2011	2010	2009
Options and SARs	$49	$40	$48
Restricted Stock Units	5	5	7
Performance Share Units	5	2	1
Total Share-based Compensation Expense	$59	$47	$56
Deferred Tax Benefit recognized	$18	$13	$17

EID compensation expense not share-based	$2	$4	$4

Cash received from stock option exercises for 2011, 2010 and 2009, was $59 million, $102 million and $113 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with stock options and SARs exercised for 2011, 2010 and 2009 totaled $72 million, $82 million and $68 million, respectively.

Note 16 – Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2011 and 2010.  All amounts exclude applicable transaction fees.  There were no shares of our Common Stock repurchased during 2009.

	Shares Repurchased (thousands)					Dollar Value of Shares Repurchased
Authorization Date	2011		2010		2009	2011		2010		2009
November 2011	—		—		—	$—		$—		$—
January 2011	10,864		—		—	562		—		—
March 2010	3,441		2,161		—	171		107		—
September 2009	—		7,598		—	—		283		—
Total	14,305	(a)	9,759	(a)	—	$733	(a)	$390	(a)	$—

(a)
2011 amount excludes and 2010 amount includes the effect of $19 million in share repurchases (0.4 million shares) with trade dates prior to the 2010 fiscal year end but cash settlement dates subsequent to the 2010 fiscal year.

As of December 31, 2011, we have $188 million available for future repurchases under our January 2011 share repurchase authorization.  Additionally, on November 18, 2011, our Board of Directors authorized share repurchases through May 2013 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. No shares have been repurchased under the November 2011 authorization as of December 31, 2011.

Accumulated Other Comprehensive Income (Loss) – Comprehensive income is Net Income plus certain other items that are recorded directly to Shareholders’ Equity.  The following table gives further detail regarding the composition of accumulated other comprehensive loss at December 31, 2011 and December 25, 2010.  Refer to Note 14 for additional information about our pension and post-retirement plan accounting and Note 12 for additional information about our derivative instruments.

	2011	2010
Foreign currency translation adjustment	$140	$55
Pension and post-retirement losses, net of tax	(375)	(269)
Net unrealized losses on derivative instruments, net of tax	(12)	(13)
Total accumulated other comprehensive loss	$(247)	$(227)

Note 17 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2011	2010	2009
U.S.	$266	$345	$269
Foreign	1,393	1,249	1,127
	$1,659	$1,594	$1,396

The details of our income tax provision (benefit) are set forth below:

		2011	2010	2009
Current:	Federal	$78	$155	$(21)
	Foreign	374	356	251
	State	9	15	11
		$461	$526	241

Deferred:	Federal	(83)	(82)	92
	Foreign	(40)	(29)	(30)
	State	(14)	1	10
		(137)	(110)	72
		$324	$416	$313

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2011		2010		2009
U.S. federal statutory rate	$580	35.0%	$558	35.0%	$489	35.0%
State income tax, net of federal tax benefit	2	0.1	12	0.7	14	1.0
Statutory rate differential attributable to foreign operations	(218)	(13.1)	(235)	(14.7)	(159)	(11.4)
Adjustments to reserves and prior years	24	1.4	55	3.5	(9)	(0.6)
Net benefit from LJS and A&W divestitures	(72)	(4.3)	—	—	—	—
Change in valuation allowances	22	1.3	22	1.4	(9)	(0.7)
Other, net	(14)	(0.9)	4	0.2	(13)	(0.9)
Effective income tax rate	$324	19.5%	$416	26.1%	$313	22.4%

Statutory rate differential attributable to foreign operations.  This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits.  The favorable impact is primarily attributable to a majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

In 2011 and 2010, the benefit was positively impacted by the recognition of excess foreign tax credits generated by our intent to repatriate current year foreign earnings.

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

In 2011, $22 million of net tax expense was driven by $15 million for valuation allowances recorded against deferred tax assets generated during the current year and $7 million of tax expense resulting from a change in judgment regarding the future use of certain foreign deferred tax assets that existed at the beginning of the year. These amounts exclude $45 million in valuation allowance additions related to capital losses recognized as a result of the LJS and A&W divestitures, which are presented within Net Benefit from LJS and A&W divestitures.

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

Net benefit from LJS and A&W divestitures. This item includes a one-time $117 million tax benefit, including approximately $8 million state benefit, recognized on the LJS and A&W divestitures in 2011, partially offset by $45 million of valuation allowance, including approximately $4 million state expense, related to capital loss carryforwards recognized as a result of the divestitures. In addition, we recorded $32 million of tax benefits on $86 million of pre-tax losses and other costs, which resulted in $104 million of total net tax benefits related to the divestitures.

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

The details of 2011 and 2010 deferred tax assets (liabilities) are set forth below:

	2011	2010
Operating losses and tax credit carryforwards	$590	$335
Employee benefits	259	171
Share-based compensation	106	102
Self-insured casualty claims	47	50
Lease-related liabilities	137	166
Various liabilities	72	89
Deferred income and other	49	97
Gross deferred tax assets	1,260	1,010
Deferred tax asset valuation allowances	(368)	(306)
Net deferred tax assets	$892	$704
Intangible assets, including goodwill	$(147)	$(211)
Property, plant and equipment	(92)	(108)
Other	(53)	(29)
Gross deferred tax liabilities	$(292)	$(348)
Net deferred tax assets (liabilities)	$600	$356

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current	$112	$61
Deferred income taxes – long-term	549	366
Accounts payable and other current liabilities	(16)	(20)
Other liabilities and deferred credits	(45)	(51)
	$600	$356

We have investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis.  We have not provided deferred tax on the portion of the excess that we believe is essentially permanent in duration.  This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.  We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $1.7 billion at December 31, 2011.  A determination of the deferred tax liability on this amount is not practicable.

At December 31, 2011, the Company has foreign operating and capital loss carryforwards of $1.0 billion and U.S. federal and state operating loss and tax credit carryforwards of $2.0 billion.  These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire as follows:

	Year of Expiration
	2012	2013-2016	2017-2031	Indefinitely	Total
Foreign	$4	$66	$136	$833	$1,039
U.S. federal and state	22	192	1,770	5	1,989
	$26	$258	$1,906	$838	$3,028

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $348 million and $308 million of unrecognized tax benefits at December 31, 2011 and December 25, 2010, respectively, $197 million and $227 million of which, if recognized, would affect the 2011 and 2010 effective income tax rates, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2011	2010
Beginning of Year	$308	$301
Additions on tax positions - current year	85	45
Additions for tax positions - prior years	38	35
Reductions for tax positions - prior years	(58)	(19)
Reductions for settlements	(8)	(41)
Reductions due to statute expiration	(22)	(10)
Foreign currency translation adjustment	5	(3)
End of Year	$348	$308

The Company believes it is reasonably possible its unrecognized tax benefits may decrease by approximately $89 million in the next twelve months, including approximately $39 million which, if recognized upon audit settlement or statute expiration, would affect the 2012 effective tax rate. Each position is individually insignificant.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous foreign jurisdictions.  The following table summarizes our major jurisdictions and the tax years that are either currently under audit or remain open and subject to examination:

Jurisdiction	Open Tax Years
U.S. Federal	2004 – 2011
China	2008 – 2011
United Kingdom	2003 – 2011
Mexico	2005 – 2011
Australia	2007 – 2011

In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 31, 2011, each of which is individually insignificant.

The accrued interest and penalties related to income taxes at December 31, 2011 and December 25, 2010 are set forth below:

	2011	2010
Accrued interest and penalties	$53	$48

During 2011, 2010 and 2009, a net benefit of $2 million, expense of $13 million and expense of $6 million, respectively, for interest and penalties was recognized in our Consolidated Statements of Income as components of its income tax provision.

On June 23, 2010, the Company received a Revenue Agent Report from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $170 million.  Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006.  The potential additional taxes for these later years, through 2011, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $350 million plus net interest to date of approximately $25 million.

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

Note 18 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts. KFC, Pizza Hut and Taco Bell operate in 115, 97, and 27 countries and territories, respectively.  Our five largest international markets based on operating profit in 2011 are China, Asia Franchise, Australia, Latin America Franchise, and United Kingdom.

We identify our operating segments based on management responsibility.  The China Division includes only mainland China and YRI includes the remainder of our international operations.  We consider our KFC, Pizza Hut and Taco Bell operating segments in the U.S. to be similar and therefore have aggregated them into a single reportable operating segment. Our U.S. and YRI segment results also include the operating results of our LJS and A&W businesses while we owned those businesses.

	Revenues
	2011	2010	2009
China	$5,566	$4,135	$3,407
YRI	3,274	3,088	2,988
U.S.	3,786	4,120	4,473
Unallocated Franchise and license fees and income(a)(b)	—	—	(32)
	$12,626	$11,343	$10,836

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2011	2010	2009
China (c)	$908	$755	$596
YRI	673	589	497
U.S.	589	668	647
Unallocated Franchise and license fees and income(a)(b)	—	—	(32)
Unallocated Occupancy and other(b)(d)	14	9	—
Unallocated and corporate expenses(b)(e)	(223)	(194)	(189)
Unallocated Closures and impairment expense(b)(f)	(80)	—	(26)
Unallocated Other income (expense)(b)(g)	6	5	71
Unallocated Refranchising gain (loss)(b)(h)	(72)	(63)	26
Operating Profit	1,815	1,769	1,590
Interest expense, net	(156)	(175)	(194)
Income Before Income Taxes	$1,659	$1,594	$1,396

	Depreciation and Amortization
	2011	2010	2009
China	$257	$225	$184
YRI	186	159	165
U.S.	177	201	216
Corporate(d)	8	4	15
	$628	$589	$580

	Capital Spending
	2011	2010	2009
China	$405	$272	$271
YRI	256	259	251
U.S.	256	241	270
Corporate	23	24	5
	$940	$796	$797

	Identifiable Assets
	2011	2010	2009
China (i)	$2,527	$2,289	$1,632
YRI	2,899	2,649	2,448
U.S.	2,070	2,398	2,575
Corporate(j)	1,338	980	493
	$8,834	$8,316	$7,148

	Long-Lived Assets(k)
	2011	2010	2009
China	$1,546	$1,269	$1,172
YRI	1,635	1,548	1,524
U.S.	1,805	2,095	2,260
Corporate	36	52	45
	$5,022	$4,964	$5,001

(a)	Amount consists of reimbursements to KFC franchisees for installation costs of ovens for the national launch of Kentucky Grilled Chicken. See Note 4.

(b)	Amounts have not been allocated to the U.S., YRI or China Division segments for performance reporting purposes.

(c)	Includes equity income from investments in unconsolidated affiliates of $47 million, $42 million and $36 million in 2011, 2010 and 2009, respectively, for China.

(d)
2011 and 2010 include depreciation reductions arising from the impairment of KFC restaurants we offered to sell of $10 million and $9 million, respectively. 2011 includes a depreciation reduction arising from the impairment of Pizza Hut UK restaurants we decided to sell in 2011 of $3 million.  See Note 4.

(e)
2011, 2010 and 2009 include approximately $21 million, $9 million and $16 million, respectively, of charges relating to U.S. general and administrative productivity initiatives and realignment of resources.  See Note 4.

(f)	2011 represents net losses resulting from the LJS and A&W divestitures. 2009 includes a $26 million charge to write-off goodwill associated with our LJS and A&W businesses in the U.S. See Note 9.

(g)	2009 includes a $68 million gain related to the acquisition of additional interest in and consolidation of a former unconsolidated affiliate in China. See Note 4.

(h)	See Note 4 for further discussion of Refranchising gain (loss).

(i)	China includes investments in 4 unconsolidated affiliates totaling $167 million, $154 million and $144 million, for 2011, 2010 and 2009, respectively.

(j)	Primarily includes cash, deferred tax assets and property, plant and equipment, net, related to our office facilities.

(k)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

See Note 4 for additional operating segment disclosures related to impairment and store closure (income) costs.

Note 19 – Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of December 31, 2011, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $625 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2011 was approximately $550 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 31, 2011 and December 25, 2010 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants in the U.S. and, to a lesser extent, in connection with the Company’s refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $14 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at December 31, 2011.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $63 million at December 31, 2011 with an additional $17 million available for lending at December 31, 2011.  We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties.

In addition to the guarantee described above, YUM has provided guarantees of $17 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were approximately $32 million at December 31, 2011.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates.  At December 31, 2011 there are no guarantees outstanding for unconsolidated affiliates.  Our unconsolidated affiliates had total revenues of approximately $1.1 billion for the year ended December 31, 2011 and assets and debt of approximately $525 million and $75 million, respectively, at December 31, 2011.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ coverage including property and casualty losses.  To mitigate the cost of our exposures for certain property and casualty losses, we self-insure the risks of loss up to defined maximum per occurrence retentions on a line-by-line basis.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.

The following table summarizes the 2011 and 2010 activity related to our self-insured property and casualty reserves as of December 31, 2011.

	Beginning Balance	Expense	Payments	Ending Balance
2011 Activity	$150	55	(65)	$140
2010 Activity	$173	46	(69)	$150

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
On September 15, 2011, the parties entered into a Memorandum of Understanding setting forth the terms upon which the parties had agreed to settle this matter. On October 5, 2011, the arbitrator granted the parties' Joint Motion for Preliminary Approval of the Settlement. On December 12, 2011, the arbitrator granted final approval of the settlement. The payments associated with the settlement have been made. As the settlement was largely consistent with our previous reserve position, the settlement did not significantly impact our results of operations in the year ended December 31, 2011.

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
On January 29, 2010, the court granted the plaintiffs' class certification motion with respect to the unpaid overtime claims of RGMs and Market Training Managers but denied class certification on the meal period claims. The court has ruled that this case will be tried to the bench rather than a jury. Trial began on February 15, 2012.
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
On May 19, 2009 the court granted Taco Bell's motion to consolidate these matters, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint on June 29, 2009, and on March 30, 2010 the court approved the parties' stipulation to dismiss the Company from the action. Plaintiffs filed their motion for class certification on the vacation and final pay claims on December 30, 2010, and the class certification hearing took place in June 2011. Taco Bell also filed, at the invitation of the court, a motion to stay the proceedings until the California Supreme Court rules on two cases concerning meal and rest breaks. On August 22, 2011, the court granted Taco Bell's motion to stay the meal and rest break claims. On September 26, 2011, the court issued its order denying the certification of the remaining vacation and final pay claims. The plaintiffs have not moved for class certification on the remaining claims in the consolidated complaint.
Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.
On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court. The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination, and seeks restitution and late payment penalties on behalf of herself and similarly situated employees. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case. The state court granted Taco Bell's motion to stay the Rosales case on May 28, 2010. After the denial of class certification in the In Re Taco Bell Wage and Hour Actions, the court granted the plaintiff leave to amend her lawsuit, which the plaintiff filed and served on January 4, 2012. Taco Bell filed its responsive pleading on February 8, 2012.
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
On June 20, 2011, the United States Supreme Court issued its ruling in Wal-Mart Stores, Inc. v. Dukes. The Supreme Court held that the class in that case was improperly certified. The same legal theory was used to certify the class in the Moeller case, and Taco Bell filed a motion to decertify the class on August 3, 2011. During the exemplar trial, the court observed that the restaurant had been in full compliance with all laws since March, 2010, and Taco Bell argues in its decertification motion that, in light of the decision in the Dukes case, no damages class can be certified and that injunctive relief is not appropriate, regardless of class status. On October 19, 2011, plaintiffs filed a motion to amend the certified class to include a damages class. Discovery regarding the putative damages class is proceeding, after which the parties will complete briefing on Taco Bell's motion to decertify and plaintiffs' motion to amend the class.
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
On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado. The complaint alleged that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the FLSA and Colorado state law. On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers. However, on March 11, 2010, the court granted Pizza Hut's pending motion to dismiss for failure to state a claim, with leave to amend. On March 31, 2010, plaintiffs filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserts state-law class action claims under the laws of sixteen different states. Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time. On August 9, 2010, the court granted plaintiffs' motion to amend. Pizza Hut filed another motion to dismiss the Second Amended Complaint. On July 15, 2011, the Court granted Pizza Hut's motion with respect to plaintiffs' state law claims, but allowed the FLSA claims to go forward. Plaintiffs filed their Motion for Conditional Certification on August 31, 2011 to which Pizza Hut filed its opposition on October 5, 2011. A decision on plaintiffs' Motion for Conditional Certification is expected during 2012.
Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of these cases cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.
On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the United States District Court for the District of Colorado. The plaintiff seeks to represent a nationwide class, with the exception of California, of salaried assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours worked in a week. The plaintiff also purports to represent a separate class of Colorado assistant managers under Colorado state law, which provides for daily overtime after 12 hours worked in a day. The Company has been dismissed from the case without prejudice. Taco Bell filed its answer on September 20, 2010, and the parties commenced class discovery, which is currently on-going. Taco Bell moved to compel arbitration of certain employees in the Colorado class. The court denied the motion as premature because no class has yet been certified. On September 16, 2011, the plaintiffs filed their motion for conditional certification under the FLSA. The plaintiffs did not move for certification of a separate class of Colorado assistant managers under Colorado state law. Taco Bell opposed the motion. The court heard the motion on January 10, 2012, granted conditional certification and ordered the notice of the opt-in class be sent to the putative class members. Taco Bell expects the notices to be sent by the end of February 2012. Putative class members will have 90 days in which to elect to participate in the lawsuit. After further discovery, Taco Bell plans to seek decertification of the class.
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

Note 20 – Selected Quarterly Financial Data (Unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,051	$2,431	$2,854	$3,557	$10,893
Franchise and license fees and income	374	385	420	554	1,733
Total revenues	2,425	2,816	3,274	4,111	12,626
Restaurant profit	360	386	494	513	1,753
Operating Profit(a)	401	419	488	507	1,815
Net Income – YUM! Brands, Inc.	264	316	383	356	1,319
Basic earnings per common share	0.56	0.67	0.82	0.77	2.81
Diluted earnings per common share	0.54	0.65	0.80	0.75	2.74
Dividends declared per common share	—	0.50	—	0.57	1.07

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$1,996	$2,220	$2,496	$3,071	$9,783
Franchise and license fees and income	349	354	366	491	1,560
Total revenues	2,345	2,574	2,862	3,562	11,343
Restaurant profit	340	366	479	478	1,663
Operating Profit(b)	364	421	544	440	1,769
Net Income – YUM! Brands, Inc.	241	286	357	274	1,158
Basic earnings per common share	0.51	0.61	0.76	0.58	2.44
Diluted earnings per common share	0.50	0.59	0.74	0.56	2.38
Dividends declared per common share	0.21	0.21	—	0.50	0.92

(a)
Includes net losses of $65 million primarily related to the LJS and A&W divestitures, $88 million primarily related to refranchising international markets and $28 million primarily related to the U.S. business transformation measures and U.S. refranchising in the first, third and fourth quarters of 2011, respectively. See Note 4.  The fourth quarter of 2011 also includes the $25 million impact of the 53rd week. See Note 2.

(b)
Includes net losses of $66 million and $19 million in the first and fourth quarters of 2010, respectively, related primarily to the U.S. business transformation measures and refranchising international markets.  See Note 4.

Note 21 – Subsequent Event

On February 1, 2012, subsequent to the end of the fourth quarter, we paid $584 million to acquire an additional 66% interest in Little Sheep, which brought our total ownership to approximately 93% of the business. Upon acquisition, we have voting control of Little Sheep and thus will begin to consolidate its results.

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

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition.  The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.  Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 31, 2011 provide reasonable assurance that our assets are reasonably safeguarded.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2011.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements: Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2)
Financial Statement Schedules:  No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements thereto filed as a part of this Form 10-K.

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

Date:	February 20, 2012

YUM! BRANDS, INC.

By:	/s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Novak	Chairman of the Board,	February 20, 2012
David C. Novak	Chief Executive Officer and President
(principal executive officer)

/s/ Richard T. Carucci	Chief Financial Officer	February 20, 2012
Richard T. Carucci	(principal accounting officer)

/s/ David E. Russell	Vice President and Corporate Controller	February 20, 2012
David E. Russell	(principal accounting officer)

/s/ David W. Dorman	Director	February 20, 2012
David W. Dorman

/s/ Massimo Ferragamo	Director	February 20, 2012
Massimo Ferragamo

/s/ J. David Grissom	Director	February 20, 2012
J. David Grissom

/s/ Bonnie G. Hill	Director	February 20, 2012
Bonnie G. Hill

/s/ Robert Holland, Jr.	Director	February 20, 2012
Robert Holland, Jr.

/s/ Kenneth G. Langone	Director	February 20, 2012
Kenneth G. Langone

/s/ Jonathan S. Linen	Director	February 20, 2012
Jonathan S. Linen

/s/ Thomas C. Nelson	Director	February 20, 2012
Thomas C. Nelson

/s/ Thomas M. Ryan	Director	February 20, 2012
Thomas M. Ryan

/s/ Jing-Shyh S. Su	Vice-Chairman of the Board	February 20, 2012
Jing-Shyh S. Su

/s/ Robert D. Walter	Director	February 20, 2012
Robert D. Walter

YUM! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, effective May 26, 2011, which is incorporated herein by reference from Exhibit 3.1 to YUM's Report on Form 8-K filed on May 31, 2011.

3.2	Amended and restated Bylaws of YUM, effective May 26, 2011, which are incorporated herein by reference from Exhibit 3.2 to YUM's Report on Form 8-K filed on May 31, 2011.

4.1
Indenture, dated as of May 1, 1998, between YUM and J.P. Morgan Chase Bank, National Association, successor in interest to The First National Bank of Chicago, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on May 13, 1998.

	(i)	7.70% Senior Notes due July 1, 2012 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on July 2, 2002.

	(ii)	6.25% Senior Notes due April 15, 2016 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed on April 17, 2006.

(iii)
6.25% Senior Notes due March 15, 2018 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed on October 22, 2007.

(iv)
6.875% Senior Notes due November 15, 2037 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 to YUM's Report on Form 8-K filed on October 22, 2007.

(v)
4.25% Senior Notes due September 15, 2015 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on August 25, 2009.

(vi)
5.30% Senior Notes due September 15, 2019 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on August 25, 2009.

(vii)
3.875% Senior Notes due November 1, 2020 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed on August 31, 2010.

	(viii)	3.750% Senior Notes due November 1, 2021 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed August 29, 2011.

10.1 +
Master Distribution Agreement between Unified Foodservice Purchasing Co-op, LLC, for and on behalf of itself as well as the Participants, as defined therein (including certain subsidiaries of Yum! Brands, Inc.) and McLane Foodservice, Inc., effective as of January 1, 2011 and Participant Distribution Joinder Agreement between Unified Foodservice Purchasing Co-op, LLC, McLane Foodservice, Inc., and certain subsidiaries of Yum! Brands, Inc., which are incorporated herein by reference from Exhibit 10.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended September 4, 2010.

10.2
Amended and Restated Credit Agreement, dated November 29, 2007 among YUM, the lenders party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Lead Arrangers and Bookrunners and Citibank N.A., as Syndication Agent, which is incorporated herein by reference from Exhibit 10.6 to YUM's Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.3†
YUM Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.3.1†
YUM Director Deferred Compensation Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through November 14, 2008, which is incorporated by reference from Exhibit 10.7.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.4†
YUM 1997 Long Term Incentive Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.8 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.5†
YUM Executive Incentive Compensation Plan, as effective May 20, 2004, and as Amended through the Second Amendment, as effective May 21, 2009, which is incorporated herein by reference from Exhibit A of YUM's Definitive Proxy Statement on Form DEF 14A for the Annual Meeting of Shareholders held on May 21, 2009.

10.6†
YUM Executive Income Deferral Program, as effective October 7, 1997, and as amended through May 16, 2002, which is incorporated herein by reference from Exhibit 10.10 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.6.1†
YUM! Brands Executive Income Deferral Program, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through June 30, 2009, which is incorporated by reference from Exhibit 10.10.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.7†
YUM! Brands Pension Equalization Plan, Plan Document for the Pre-409A Program, as effective January 1, 2005, and as Amended through December 31, 2010, which is incorporated by reference from Exhibit 10.7 to Yum's Quarterly Report on Form 10-Q for the quarter ended March 19, 2011.

10.7.1†
YUM! Brands, Inc. Pension Equalization Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through December 30, 2008, which is incorporated by reference from Exhibit 10.13.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.8†	Form of Directors' Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9†
Amended and restated form of Severance Agreement (in the event of a change in control), which is incorporated herein by reference from Exhibit 10.17 to YUM's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

10.9.1†
YUM! Brands, Inc. 409A Addendum to Amended and restated form of Severance Agreement, as effective December 31, 2008, which is incorporated by reference from Exhibit 10.17.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.10†
YUM Long Term Incentive Plan, as Amended through the Fourth Amendment, as effective November 21, 2008, which is incorporated by reference from Exhibit 10.18 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.11	Second Amended and Restated YUM Purchasing Co-op Agreement, dated as of January 1, 2012, between YUM and the Unified FoodService Purchasing Co-op, LLC, as filed herewith.

10.12†
YUM Restaurant General Manager Stock Option Plan, as effective April 1, 1999, and as amended through June 23, 2003, which is incorporated herein by reference from Exhibit 10.22 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.13†
YUM SharePower Plan, as effective October 7, 1997, and as amended through June 23, 2003, which is incorporated herein by reference from Exhibit 10.23 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.14†	Form of YUM Director Stock Option Award Agreement, which is incorporated herein by reference from Exhibit 10.25 to YUM's Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.15†	Form of YUM 1999 Long Term Incentive Plan Award Agreement, which is incorporated herein by reference from Exhibit 10.26 to YUM's Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.16†
YUM! Brands, Inc. International Retirement Plan, as in effect January 1, 2005, which is incorporated herein by reference from Exhibit 10.27 to YUM's Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

10.17†
Letter of Understanding, dated July 13, 2004, and as amended on May 18, 2011, by and between the Company and Samuel Su, which is incorporated herein by reference from Exhibit 10.28 to YUM's Annual Report on Form 10-K for the fiscal year ended December 25, 2004, and from Item 5.02 of Form 8-K on May 24, 2011.

10.18†	Form of 1999 Long Term Incentive Plan Award Agreement (Stock Appreciation Rights) which is incorporated by reference from Exhibit 99.1 to YUM's Report on Form 8-K as filed on January 30, 2006.

10.19
Amended and Restated Credit Agreement, dated November 29, 2007, among YUM, the lenders party thereto, Citigroup Global Markets Ltd. and J.P. Morgan Securities Inc., as Lead Arrangers and Bookrunners, and Citigroup International Plc and Citibank, N.A., Canadian Branch, as Facility Agents, which is incorporated herein by reference from Exhibit 10.30 to YUM's Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.20†
YUM! Brands Leadership Retirement Plan, as in effect January 1, 2005, which is incorporated herein by reference from Exhibit 10.32 to YUM's Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

10.20.1†
YUM! Brands Leadership Retirement Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through December, 2009, which is incorporated by reference from Exhibit 10.21.1 to YUM's Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.21†
1999 Long Term Incentive Plan Award (Restricted Stock Unit Agreement) by and between the Company and David C. Novak, dated as of January 24, 2008, which is incorporated herein by reference from Exhibit 10.33 to YUM's Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.22†	YUM! Performance Share Plan, as effective January 1, 2009, which is incorporated by reference from Exhibit 10.24 to YUM's Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.23†
YUM! Brands Third Country National Retirement Plan, as effective January 1, 2009, which is incorporated by reference from Exhibit 10.25 to YUM's Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.24†
2010 YUM! Brands Supplemental Long Term Disability Coverage Summary, as effective January 1, 2010, which is incorporated by reference from Exhibit 10.26 to YUM's Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.25†

1999 Long Term Incentive Plan Award (Restricted Stock Unit Agreement) by and between the Company and Jing-Shyh S. Su, dated as of May 20, 2010, which is incorporated by reference from Exhibit 10.27 to YUM's Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1
Certification of the Chairman, Chief Executive Officer and President pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+
Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

†	Indicates a management contract or compensatory plan.