Form 10-Q
period 2012-03-24
YUM BRANDS INC
filed 2012-04-25
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 24, 2012

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

 The number of shares outstanding of the Registrant’s Common Stock as of April 20, 2012 was 460,558,880 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/24/2012	3/19/2011
Company sales	$2,344	$2,051
Franchise and license fees and income	399	374
Total revenues	2,743	2,425
Costs and Expenses, Net
Company restaurants
Food and paper	767	662
Payroll and employee benefits	513	461
Occupancy and other operating expenses	624	568
Company restaurant expenses	1,904	1,691
General and administrative expenses	272	255
Franchise and license expenses	26	30
Closures and impairment (income) expenses	1	69
Refranchising (gain) loss	(26)	(2)
Other (income) expense	(79)	(19)
Total costs and expenses, net	2,098	2,024
Operating Profit	645	401
Interest expense, net	37	43
Income Before Income Taxes	608	358
Income tax provision	147	91
Net Income – including noncontrolling interests	461	267
Net Income – noncontrolling interests	3	3
Net Income – YUM! Brands, Inc.	$458	$264

Basic Earnings Per Common Share	$0.99	$0.56

Diluted Earnings Per Common Share	$0.96	$0.54

Dividends Declared Per Common Share	$0.285	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/24/2012	3/19/2011

Net income - including noncontrolling interests	$461	$267
Other comprehensive income, net of tax
Foreign currency translation adjustment (net of tax impact of $2 million and $6 million, respectively)	14	48
Reclassification of pension and post-retirement losses to net income (net of tax impact of $6 million and $2 million, respectively)	9	5
Net unrealized loss on derivative instruments (net of tax impact of less than $1 million)	(1)	—
Other comprehensive income, net of tax	22	53
Comprehensive income - including noncontrolling interests	483	320
Comprehensive income - noncontrolling interests	3	3
Comprehensive Income - Yum! Brands, Inc.	$480	$317

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/24/2012	3/19/2011
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$461	$267
Depreciation and amortization	138	123
Closures and impairment (income) expenses	1	69
Refranchising (gain) loss	(26)	(2)
Contributions to defined benefit pension plans	(8)	(3)
Gain upon acquisition of Little Sheep	(74)	—
Deferred income taxes	(4)	(60)
Equity income from investments in unconsolidated affiliates	(13)	(16)
Excess tax benefits from share-based compensation	(28)	(8)
Share-based compensation expense	11	13
Changes in accounts and notes receivable	29	11
Changes in inventories	27	34
Changes in prepaid expenses and other current assets	(15)	(25)
Changes in accounts payable and other current liabilities	(124)	(14)
Changes in income taxes payable	70	85
Other, net	39	34
Net Cash Provided by Operating Activities	484	508

Cash Flows – Investing Activities
Capital spending	(184)	(173)
Proceeds from refranchising of restaurants	102	14
Acquisitions	(540)	(1)
Proceeds from sales of property, plant and equipment	4	—
Decrease in restricted cash	300	—
Increase in short-term investments	(79)	—
Other, net	(5)	4
Net Cash Used in Investing Activities	(402)	(156)

Cash Flows – Financing Activities
Repayments of long-term debt	(3)	(4)
Repurchase shares of Common Stock	(78)	(152)
Excess tax benefits from share-based compensation	28	8
Employee stock option proceeds	16	9
Dividends paid on Common Stock	(131)	(118)
Other, net	(20)	(4)
Net Cash Used in Financing Activities	(188)	(261)
Effect of Exchange Rates on Cash and Cash Equivalents	7	12
Net Increase (Decrease) in Cash and Cash Equivalents	(99)	103
Cash and Cash Equivalents - Beginning of Period	1,198	1,426
Cash and Cash Equivalents - End of Period	$1,099	$1,529

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	3/24/2012	12/31/2011
ASSETS
Current Assets
Cash and cash equivalents	$1,099	$1,198
Accounts and notes receivable, net	341	286
Inventories	291	273
Prepaid expenses and other current assets	427	338
Deferred income taxes	128	112
Advertising cooperative assets, restricted	139	114
Total Current Assets	2,425	2,321

Property, plant and equipment, net	4,041	4,042
Goodwill	962	681
Intangible assets, net	811	299
Investments in unconsolidated affiliates	33	167
Restricted cash	—	300
Other assets	531	475
Deferred income taxes	540	549
Total Assets	$9,343	$8,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,752	$1,874
Income taxes payable	181	142
Short-term borrowings	319	320
Advertising cooperative liabilities	139	114
Total Current Liabilities	2,391	2,450

Long-term debt	3,006	2,997
Other liabilities and deferred credits	1,667	1,471
Total Liabilities	7,064	6,918

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 460 shares issued in 2012 and 2011	5	18
Retained earnings	2,362	2,052
Accumulated other comprehensive income (loss)	(225)	(247)
Total Shareholders’ Equity – YUM! Brands, Inc.	2,142	1,823
Noncontrolling interests	137	93
Total Shareholders’ Equity	2,279	1,916
Total Liabilities and Shareholders’ Equity	$9,343	$8,834

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”).  Except as disclosed herein, there has been no material change in the information disclosed in our Consolidated Financial Statements included in the 2011 Form 10-K.

YUM! Brands, Inc. and Subsidiaries (collectively referred to as “YUM” or the “Company”) is comprised primarily by the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  References to YUM throughout these Notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

YUM’s business consists of four reporting segments:  YUM Restaurants China (“China” or “China Division”), YUM Restaurants International (“YRI” or “International Division”), United States ("U.S." or "U.S. Division") and YUM Restaurants India ("India" or "India Division").  The China Division includes mainland China and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations.

Beginning the first quarter of 2012, our India Division is being reported as a standalone reporting segment separate from YRI as a result of changes to our management reporting structure. While our consolidated results are not impacted, our historical segment information has been restated to be consistent with the current period presentation.

Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  Our subsidiaries operate on similar fiscal calendars except that certain international subsidiaries operate on a monthly calendar, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  Our international subsidiaries that operate on a monthly calendar, including China and India, are not impacted by the addition of a 53rd week.  All of our international businesses except China close one period or one month earlier to facilitate consolidated reporting.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2011 Form 10-K, our financial position as of March 24, 2012, and the results of our operations, comprehensive income and cash flows for the quarters ended March 24, 2012 and March 19, 2011. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	3/24/2012	3/19/2011
Net Income – YUM! Brands, Inc.	$458	$264

Weighted-average common shares outstanding (for basic calculation)	465	473
Effect of dilutive share-based employee compensation	13	13
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	478	486
Basic EPS	$0.99	$0.56
Diluted EPS	$0.96	$0.54
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.9	2.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 24, 2012 and March 19, 2011, as indicated below.  All amounts exclude applicable transaction fees.

		Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2012	2011		2012	2011		2012
March 2010	March 2011	—	2,873		$—	$142		$—
January 2011	June 2012	1,219	—		78	—		110
November 2011	May 2013	—	—		—	—		750
Total		1,219	2,873	(a)	$78	$142	(a)	$860

(a)
Amount excludes the effect of $19 million in share repurchases (0.4 million shares) with trade dates prior to the 2010 fiscal year end but cash settlement dates subsequent to the 2010 fiscal year end and includes the effect of $9 million in share repurchases (0.2 million shares) with trade dates prior to March 19, 2011 but with settlement dates subsequent to March 19, 2011.

Note 4 - Items Affecting Comparability of Net Income and/or Cash Flows

Little Sheep Acquisition

On February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Limited (“Little Sheep”) for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%.  The acquisition was driven by our strategy to build leading brands across China in every significant category.  Prior to our acquisition of this additional interest, our 27% interest in Little Sheep was accounted for under the equity method of accounting.  As a result of the acquisition we obtained voting control of Little Sheep, and thus we began consolidating Little Sheep upon acquisition.  As required by GAAP, we remeasured our previously held 27% ownership in Little Sheep, which had a recorded value of $107 million at the date of acquisition, at fair value based on Little Sheep's traded share price immediately prior to our offer and recognized a non-cash gain of $74 million.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Condensed Consolidated Statement of Income during the quarter ended March 24, 2012 and was not allocated to any segment for performance reporting purposes.

Other than the $74 million non-cash gain discussed above, the consolidation of Little Sheep did not impact Operating Profit or Net Income - YUM! Brands, Inc. for the quarter ended March 24, 2012. While we have not yet completed our allocation of the purchase price, our Condensed Consolidated Balance Sheet at March 24, 2012 reflects the consolidation of this entity using preliminary amounts, including approximately $300 million of goodwill and $500 million of other intangible assets.

The proforma impact on our results of operations if the acquisition had been completed as of the beginning of 2011 would not have been significant.

LJS and A&W Divestitures

During the fourth quarter of 2011 we sold the Long John Silver's and A&W All American Food Restaurants brands to key franchise leaders and strategic investors in separate transactions. During the quarter ended March 19, 2011 we recognized $68 million of pre-tax losses and other costs primarily in Closures and impairment (income) expenses as a result of our decision to sell these businesses. In the full year 2011, these businesses contributed 5% and 1% to Franchise and license fees and income for the U.S. and YRI segments, respectively. While these businesses contributed 1% to both the U.S. and YRI segments' Operating Profit in full year 2011, the impact on our consolidated Operating Profit was not significant.

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended
	3/24/2012	3/19/2011
China	$(2)	$(1)
YRI(a)	21	—
U.S.(b)	(45)	(1)
India	—	—
Worldwide	$(26)	$(2)

(a)
During the quarter ended September 3, 2011, we decided to refranchise or close all of our remaining company operated Pizza Hut dine-in restaurants in the UK market. While the asset group comprising approximately 350 stores we anticipate selling did not meet the criteria for held for sale classification as of September 3, 2011, our decision to sell was considered an impairment indicator. As such we reviewed the asset group for potential impairment and determined that its carrying value was not fully recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  Accordingly, we wrote the asset group down to our estimate of its fair value, which was based on the sales price we would expect to receive from a buyer.  This fair value determination considered current market conditions, trends in the Pizza Hut UK business, and prices for similar transactions in the restaurant industry and resulted in a non-cash write down of $74 million which was recorded to Refranchising (gain) loss. The decision to refranchise or close all remaining Pizza Hut dine-in restaurants in the UK was considered to be a goodwill impairment indicator. We determined that the fair value of our Pizza Hut UK reporting unit exceeded its carrying value and as such there was no goodwill impairment.

Based on bids received in 2012, we recorded an additional non-cash pre-tax impairment charge of $20 million to Refranchising (gain) loss for the quarter ended March 24, 2012. The asset group continues not to meet all of the held for sale criteria as of March 24, 2012.

These impairment charges decreased depreciation expense versus what would have otherwise been recorded by $3 million for the quarter ended March 24, 2012. Neither the impairment charges nor the depreciation reduction were allocated to the YRI segment, resulting in depreciation expense in the YRI segment results continuing to be recorded at the rate at which it was prior to these impairment charges being recorded for these restaurants.

(b)	In the quarter ended March 24, 2012, U.S. Refranchising (gain) loss primarily relates to gains on the sales of Taco Bell restaurants.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below. This table excludes $66 million of net losses recorded in the quarter ended March 19, 2011 related to the decision to divest the LJS and A&W businesses. This amount was not allocated to segments for performance reporting purposes.

	Quarter ended March 24, 2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs (a)	$—	$—	$(1)	$—	$(1)
Store impairment charges	1	1	—	—	2
Closure and impairment (income) expenses	$1	$1	$(1)	$—	$1

	Quarter ended March 19, 2011
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs (a)	$(1)	$1	$1	$—	$1
Store impairment charges	1	1	—	—	2
Closure and impairment (income) expenses	$—	$2	$1	$—	$3

(a)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

Note 5 - Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company in the first quarter of fiscal 2012. The measurement provisions of this ASU did not impact our financial statements and all necessary disclosures have been complied with in this Form 10-Q.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for the Company in its first quarter of fiscal 2012 and applied retrospectively. All necessary disclosures have been complied with in this Form 10-Q.

Note 6 - Other (Income) Expense

	Quarter ended
	3/24/2012	3/19/2011
Equity income from investments in unconsolidated affiliates	$(13)	$(16)
Gain upon acquisition of Little Sheep	(74)	—
Foreign exchange net (gain) loss and other(a)	8	(3)
Other (income) expense	$(79)	$(19)

(a)	Includes $6 million of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

Note 7 - Supplemental Balance Sheet Information

Receivables

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

	3/24/2012	12/31/2011
Accounts and notes receivable	$364	$308
Allowance for doubtful accounts	(23)	(22)
Accounts and notes receivable, net	$341	$286

Property, Plant and Equipment

	3/24/2012	12/31/2011
Property, plant and equipment, gross	$7,274	$7,267
Accumulated depreciation and amortization	(3,233)	(3,225)
Property, plant and equipment, net	$4,041	$4,042

Assets held for sale at March 24, 2012 and December 31, 2011 total $20 million and $24 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interests as of December 31, 2011	$93
Net Income – noncontrolling interests	3
Foreign currency translation adjustment	—
Dividends declared	(20)
Noncontrolling interest - Little Sheep acquisition	61
Noncontrolling interests as of March 24, 2012	$137

Note 8 - Short-term Borrowings and Long-term Debt

On March 22, 2012, the Company executed a five-year syndicated senior unsecured revolving credit facility (the “Credit Facility”) totaling $1.3 billion which replaced a syndicated senior unsecured revolving domestic credit facility in the amount of $1.15 billion and a syndicated revolving international credit facility of $350 million that were both set to expire in November 2012. The Credit Facility includes 24 participating banks with commitments ranging from $23 million to $115 million. Under the terms of the Credit Facility, the Company may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker's acceptances, where applicable.  At March 24, 2012, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $88 million.  There were no borrowings outstanding under the Credit Facility at March 24, 2012. The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility depends upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company's strong balance sheet and cash flows we were able to comply with all debt covenant requirements at March 24, 2012 with a considerable amount of cushion.

The Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

Note 9 - Income Taxes

	Quarter ended
	3/24/2012	3/19/2011
Income taxes	$147	$91
Effective tax rate	24.1%	25.2%

Our effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our first quarter effective tax rate was lower than the prior year driven by the positive impact of the $74 million gain recognized upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense. This was partially offset by lapping prior year favorability resulting from the 37% tax benefit related to the $66 million non-cash write down of LJS and A&W in the quarter ended March 19, 2011.

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006. The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries. The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately$175 million. Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006. The potential additional taxes for these later years, through 2011, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $350 million plus net interest of approximately $25 million.

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

Note 10 - Reportable Operating Segments

We identify our operating segments based on management responsibility.  The China Division includes mainland China and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations.  We consider our KFC-U.S., Pizza Hut-U.S. and Taco Bell-U.S. operating segments to be similar and therefore have aggregated them into a single reportable operating segment.

The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	3/24/2012	3/19/2011
China	$1,218	$906
YRI	708	653
U.S.	800	853
India	17	13
	$2,743	$2,425

	Quarter ended
Operating Profit	3/24/2012	3/19/2011
China(a)	$256	$215
YRI	168	158
United States	158	123
India	1	—
Unallocated Occupancy and other	4	3
Unallocated and corporate expenses	(42)	(38)
Unallocated Other income (expense)(b)	74	4
Unallocated impairment expense(c)	—	(66)
Unallocated Refranchising gain (loss)(d)	26	2
Operating Profit	$645	$401
Interest expense, net	(37)	(43)
Income Before Income Taxes	$608	$358

(a)	Includes equity income from investments in unconsolidated affiliates of $13 million and $16 million for the quarters ended March 24, 2012 and March 19, 2011, respectively.

(b)	Includes gain on acquisition of additional interest in Little Sheep for the quarter ended March 24, 2012. See Note 4.

(c)	Amount represents impairment charges resulting from our decision to divest the LJS and A&W businesses in 2011. See Note 4.

(d)	Includes U.S. refranchising gains of $45 million partially offset by an impairment charge of $20 million related to our Pizza Hut UK dine-in business for the quarter ended March 24, 2012. See Note 4.

Note 11 - Pension Benefits

We sponsor noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plan are paid by the Company as incurred.  During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.  We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the UK.  Our plans in the UK have previously been amended such that new employees are not eligible to participate in those plans and, during 2011, one of our UK plans was frozen such that existing participants can no longer earn future service credits.

The components of net periodic benefit cost associated with our U.S. pension plans and significant international pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	3/24/2012	3/19/2011	3/24/2012	3/19/2011
Service cost	$6	$5	$—	$1
Interest cost	15	15	2	2
Expected return on plan assets	(16)	(16)	(2)	(2)
Amortization of net loss	15	7	—	—
Net periodic benefit cost	$20	$11	$—	$1

We made no contributions to the Plan during the quarter ended March 24, 2012. Subsequent to March 24, 2012, we made a contribution of $33 million to the Plan. While we are not required to make further contributions to the Plan in 2012, we may choose to make additional discretionary contributions as part of our overall capital structure strategy. We contributed $7 million to one of our UK plans during the quarter ended March 24, 2012. We do not anticipate making any additional significant contributions to any plan outside of the U.S. in 2012.

Note 12 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At March 24, 2012, our interest rate derivative instruments outstanding had notional amounts of $550 million and have been designated as fair value hedges of a portion of our debt.  These fair value hedges meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item.  At March 24, 2012, foreign currency forward contracts outstanding had a total notional amount of $547 million.

The fair values of derivatives designated as hedging instruments as of March 24, 2012 and December 31, 2011 were:

	3/24/2012	12/31/2011	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$5	$10	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	22	22	Other assets
Foreign Currency Forwards - Asset	—	3	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(3)	(1)	Accounts payable and other current liabilities
Total	$24	$34

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $3 million and $20 million to Short-term borrowings and Long-term debt, respectively, at March 24, 2012 and as an addition of $5 million and $21 million to Short-term borrowings and Long-term debt, respectively at December 31, 2011.  During the quarters ended March 24, 2012 and March 19, 2011, Interest expense, net was reduced by $4 million and $8 million , respectively, for recognized gains on these interest rate swaps.

Changes in fair value of derivative instruments:

	Quarter ended
	3/24/2012	3/19/2011
Beginning Balance	$34	$45
Changes in fair value recognized into Other Comprehensive Income ("OCI")	(5)	(10)
Changes in fair value recognized into income	2	4
Cash settlements	(7)	(7)
Ending Balance	$24	$32

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into OCI and reclassified into income from OCI:

	Quarter ended
	3/24/2012	3/19/2011
Gains (losses) recognized into OCI, net of tax	$(4)	$(6)
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$(3)	$(6)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters ended March 24, 2012 and March 19, 2011.

Additionally, we had a net deferred loss of $13 million, net of tax, as of March 24, 2012 within Accumulated OCI due primarily to treasury locks and forward starting interest rate swaps that were cash settled in prior years.  The majority of this loss arose from the 2007 settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being recognized in interest expense through 2037 consistent with interest payments made on the related Senior Unsecured Notes.  In the quarters ended March 24, 2012 and March 19, 2011, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At March 24, 2012, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 13 - Fair Value Disclosures

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the quarter ended March 24, 2012.

	Fair Value
	Level	3/24/2012	12/31/2011
Foreign Currency Forwards, net	2	$(3)	$2
Interest Rate Swaps, net	2	27	32
Other Investments	1	16	15
Total		$40	$49

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.   The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities where employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities in Other assets in our Condensed Consolidated Balance Sheets and their fair value was determined based on the closing market prices of the respective mutual funds as of March 24, 2012 and December 31, 2011.

In the quarter ended March 24, 2012 as a result of our acquisition of Little Sheep, we remeasured our previously held 27% ownership, which had a recorded value of $107 million at the date of acquisition, at fair value (Level 2) based on Little Sheep's traded share price immediately prior to our offer we made in April 2011 and recognized a non-cash gain of $74 million.

In the quarter ended March 24, 2012, we recorded a non cash pre-tax impairment charge of $20 million to Refranchising (gain) loss to adjust the carrying amount of the Pizza Hut UK dine-in business asset group to fair value (Level 2) based on bids received from prospective buyers.

In the quarter ended March 19, 2011 we recorded a $66 million impairment charge in Closure and impairment (income) expense to write down the trademarks and franchise contract rights of A&W and LJS as a result of our decision during that quarter to sell those brands. The asset groups comprising these brands were deemed impaired on a held-for-use basis and the fair value measurements used in our impairment evaluations included an estimate of the sales prices we anticipated receiving from the sale of the brands. We sold these businesses in the fourth quarter of 2011.

At March 24, 2012 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.5 billion (Level 2), compared to their carrying value of $3.0 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.
Note 14 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 24, 2012, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $650 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 24, 2012 was approximately $575 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at March 24, 2012 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants in the U.S. and, to a lesser extent, in connection with the Company’s refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $14 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at March 24, 2012.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $62 million at March 24, 2012 with an additional $18 million available for lending at March 24, 2012. We have determined that we are not required to consolidate this entity as we share the power to direct this entity's lending activity with other parties.

In addition to the guarantee program described above, YUM has provided guarantees of $21 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were approximately $40 million at March 24, 2012.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ loss exposures including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we self-insure the risks of loss up to defined maximum per occurrence retentions on a line-by-line basis.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially-determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of March 24, 2012 and December 31, 2011, we had liabilities recorded for self-insured property and casualty losses of $143 million and $140 million, respectively.

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

Due to the inherent volatility of actuarially-determined property and casualty loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material to our growth in quarterly and annual Net Income.  We believe that we have recorded reserves for property and casualty losses at a level which has substantially mitigated the potential negative impact of adverse developments and/or volatility.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. We provide reserves for such claims and contingencies when payment is probable and reasonably estimable.

On August 4, 2006, a putative class action lawsuit against Taco Bell Corp. styled Rajeev Chhibber vs. Taco Bell Corp. was filed in Orange County Superior Court. On August 7, 2006, another putative class action lawsuit styled Marina Puchalski v. Taco Bell Corp. was filed in San Diego County Superior Court. Both lawsuits were filed by a Taco Bell RGM purporting to represent all current and former RGMs and Market Training Managers (MTMs) who worked at corporate-owned restaurants in California since August 2002.  The lawsuits allege violations of California's wage and hour laws involving unpaid overtime and meal period violations and seek unspecified amounts in damages and penalties.  The cases were consolidated in San Diego County as of September 7, 2006.

On January 29, 2010, the court granted plaintiffs' class certification motion with respect to the unpaid overtime claims of RGMs and MTMs but denied class certification on the meal period claims. The court has ruled that this case will be tried to the bench rather than a jury. Trial testimony began on February 14, 2012.
Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. We have provided for a reasonable estimate of the cost of this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.
Taco Bell was named as a defendant in a number of putative class action suits filed in 2007, 2008, 2009 and 2010 alleging violations of California labor laws including unpaid overtime, failure to timely pay wages on termination, failure to pay accrued vacation wages, failure to pay minimum wage, denial of meal and rest breaks, improper wage statements, unpaid business expenses, wrongful termination, discrimination, conversion and unfair or unlawful business practices in violation of California Business & Professions Code §17200. Plaintiffs also seek penalties for alleged violations of California's Labor Code under California's Private Attorneys General Act and statutory “waiting time” penalties and allege violations of California's Unfair Business Practices Act. Plaintiffs seek to represent a California state-wide class of hourly employees.
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
On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court. The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination, and seeks restitution and late payment penalties on behalf of herself and similarly situated employees. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case. The state court granted Taco Bell's motion to stay the Rosales case on May 28, 2010. After the denial of class certification in the In Re Taco Bell Wage and Hour Actions, the court granted plaintiff leave to amend her lawsuit, which plaintiff filed and served on January 4, 2012. Taco Bell filed its responsive pleading on February 8, 2012, and plaintiff filed a Second Amended Complaint on March 15, 2012.
Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.
On October 2, 2009, a putative class action, styled Domonique Hines v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties.  Plaintiff is a former non-managerial KFC restaurant employee.  KFC filed an answer on October 28, 2009, in which it denied plaintiff's claims and allegations.  KFC removed the action to the United States District Court for the Southern District of California on October 29, 2009.  Plaintiff filed a motion for class certification on May 20, 2010 and KFC filed a brief in opposition.  On October 22, 2010, the District Court granted plaintiff's motion to certify a class on the meal and rest break claims, but denied the motion to certify a class regarding alleged off-the-clock work. On November 1, 2010, KFC filed a motion requesting a stay of the case pending a decision from the California Supreme Court regarding the applicable standard for employer provision of meal and rest breaks. On January 14, 2011, the District Court stayed the entire action pending a decision from the California Supreme Court. In light of the California Supreme Court's decision in April 2012, the court has scheduled a status conference for May 21, 2012.
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
On December 16, 2009, the court denied Taco Bell's motion for summary judgment on the ADA claims and ordered plaintiff to file a definitive list of remaining issues and to select one restaurant to be the subject of a trial. The exemplar trial for that restaurant began on June 6, 2011. The trial was bifurcated and the first stage addressed whether violations existed at the restaurant. Twelve alleged violations of the ADA and state law were tried. On October 5, 2011, the court issued its trial decision. The court found liability for the twelve items, finding that they were once out of compliance with applicable state and/or federal accessibility standards. The court also found that classwide injunctive relief is warranted. The court declined to order injunctive relief at this time, however, citing the pendency of Taco Bell's motions to decertify both the injunctive and damages class. In a separate order, the court vacated the date previously set for an exemplar trial for damages on the single restaurant.
On June 20, 2011, the United States Supreme Court issued its ruling in Wal-Mart Stores, Inc. v. Dukes. The Supreme Court held that the class in that case was improperly certified. The same legal theory was used to certify the class in the Moeller case, and Taco Bell filed a motion to decertify the class on August 3, 2011. During the exemplar trial, the court observed that the restaurant had been in full compliance with all laws since March 2010, and Taco Bell argues in its decertification motion that, in light of the decision in the Dukes case, no damages class can be certified and that injunctive relief is not appropriate, regardless of class status. On October 19, 2011, plaintiffs filed a motion to amend the certified class to include a damages class. Briefing on Taco Bell's motion to decertify and plaintiffs' motion to amend the class is complete. No hearing has been scheduled by the court.
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
On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the United States District Court for the District of Colorado. The plaintiff seeks to represent a nationwide class, with the exception of California, of salaried assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours worked in a week. The plaintiff also purports to represent a separate class of Colorado assistant managers under Colorado state law, which provides for daily overtime after 12 hours worked in a day. The Company has been dismissed from the case without prejudice. Taco Bell filed its answer on September 20, 2010, and the parties commenced class discovery, which is currently on-going. On September 16, 2011, plaintiffs filed their motion for conditional certification under the FLSA. The plaintiffs did not move for certification of a separate class of Colorado assistant managers under Colorado state law. Taco Bell opposed the motion. The court heard the motion on January 10, 2012, granted conditional certification and ordered the notice of the opt-in class be sent to the putative class members. The notice was sent to class members on February 24, 2012. After further discovery, Taco Bell plans to seek decertification of the class.
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

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Note Regarding Forward-Looking Statements and our annual report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”).  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

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

Description of Business

YUM is the world’s largest restaurant company based on number of system units, with over 37,000 units in more than 120 countries and territories operating primarily under the KFC, Pizza Hut and Taco Bell brands.  The Company’s primary restaurant brands – KFC, Pizza Hut and Taco Bell – are the global leaders in the quick-service chicken, pizza and Mexican-style food categories, respectively.  Of the over 37,000 restaurants, 74% are operated by franchisees and unconsolidated affiliates, 20% are operated by the Company and 6% are operated by licensees.

YUM’s business consists of four reporting segments:  YUM Restaurants China (“China” or “China Division”), YUM Restaurants International (“YRI” or “International Division”), United States (“U.S.”) and YUM Restaurants India ("India" or "India Division").  The China Division includes mainland China and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations.  The China Division, YRI and Taco Bell-U.S. now represent approximately 90% of the Company’s operating profits.  Our KFC-U.S. and Pizza Hut-U.S. businesses continue to produce strong cash flows.

Beginning the first quarter of 2012, our India Division is being reported as a standalone reporting segment separate from YRI as a result of changes to our management reporting structure. While our consolidated results are not impacted, our historical segment information has been restated to be consistent with the current period presentation.

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China.  Additionally, the Company owns and operates the distribution system for its restaurants in China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and making progress with the emerging restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Additionally, on February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Limited ("Little Sheep"), a leading casual dining concept in China. This acquisition brought our total ownership to 93% of the business. Our ongoing earnings growth model in China includes double digit percentage unit growth, system sales growth of at least 13%, same-store sales growth of at least 5% and moderate leverage of our General and Administrative (“G&A”) infrastructure, which we expect to drive Operating Profit growth of 15%.

Drive Aggressive International Expansion and Build Strong Brands Everywhere – The Company and its franchisees opened over 900 new restaurants in 2011 outside the U.S. and China, representing 12 straight years of opening over 700 restaurants, and YRI is one of the leading international retail developers in terms of units opened.  The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including France, Germany, Russia and across Africa.  The International Division’s Operating Profit has experienced a 9-year compound annual growth rate of 12%.  Our ongoing earnings growth model for YRI includes Operating Profit growth of 10% driven by 3-4% unit growth, system sales growth of 6%, at least 2-3% same-store sales growth, margin improvement and leverage of our G&A infrastructure.

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

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via dividends and share repurchases.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  The Company’s dividend and share repurchase programs have returned over $2.3 billion and $6.8 billion to shareholders, respectively, since 2004.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend at a double-digit rate each year since inception in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual expectations for the next several years.  Details of our 2012 Guidance by division as presented on December 7, 2011 can be found online at http://www.yum.com.

Quarter Ended March 24, 2012 Highlights

•	Worldwide Operating Profit grew 15% prior to foreign currency translation, including 14% in China, 9% at YRI and 27% in the U.S.

•	Worldwide system sales grew 7% prior to foreign currency translation, including 28% in China, 8% at YRI and 1% in the U.S.

•	Same-store sales grew 14% in China, 5% at YRI and 5% in the U.S.

•	International development of 297 new restaurants, including 168 in China.

•	Worldwide restaurant margin increased 1.2 percentage points to 18.6%.

•	Foreign currency translation positively impacted operating profit by $8 million.

•
On February 1, 2012, we acquired a controlling interest in Little Sheep Group Limited, the leading hot-pot casual-dining concept based in China. Little Sheep operating results for February through April will be included in our second quarter results.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended
	3/24/2012	3/19/2011	% B/(W)
Company sales	$2,344	$2,051	14
Franchise and license fees and income	399	374	7
Total revenues	$2,743	$2,425	13
Company restaurant profit	$440	$360	22

% of Company sales	18.8%	17.6%	1.2	ppts.

Operating Profit	$645	$401	61
Interest expense, net	37	43	14
Income tax provision	147	91	(62)
Net Income – including noncontrolling interests	$461	$267	72
Net Income – noncontrolling interests	3	3	3
Net Income – YUM! Brands, Inc.	$458	$264	73

Diluted earnings per share (a)	$0.96	$0.54	76

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters ended March 24, 2012 and March 19, 2011 and/or could impact comparability with the remainder of our results in 2012 or beyond.  Certain of these factors were previously discussed in our 2011 Form 10-K.

Special Items

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results in 2012 and 2011 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including the U.S. refranchising gain (loss) and certain Other Special Items (see below), the gain on the acquisition of Little Sheep, the loss associated with the planned refranchising of the Pizza Hut UK dine-in business and the losses and other costs in 2011 relating to our decision to divest the LJS and A&W brands. Other Special Items include the depreciation reductions from restaurants impaired upon our decision and/or offer to refranchise that remained Company stores for some or all of the periods presented and charges relating to U.S. General and Administrative ("G&A") productivity initiatives and realignment of resources.  These amounts are further described below.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters ended March 24, 2012 and March 19, 2011 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended
	3/24/2012	3/19/2011
Detail of Special Items
U.S. Refranchising gain (loss)	$45	$1
Gain upon acquisition of Little Sheep	74	—
Loss associated with the planned refranchising of the Pizza Hut UK dine-in business	(21)	—
Losses and other costs relating to the LJS and A&W divestitures	—	(68)
Other Special Items	3	2
Total Special Items Income (Expense)	$101	$(65)
Tax Benefit (Expense) on Special Items(a)	(7)	24
Special Items Income (Expense), net of tax	$94	$(41)
Average diluted shares outstanding	478	486
Special Items diluted EPS	$0.20	$(0.09)

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$544	$466
Special Items Income (Expense)	101	(65)
Reported Operating Profit	$645	$401

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.76	$0.63
Special Items EPS	0.20	(0.09)
Reported EPS	$0.96	$0.54

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	27.5%	27.1%
Impact on Tax Rate as a result of Special Items(a)	(3.4)%	(1.9)%
Reported Effective Tax Rate	24.1%	25.2%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Business Transformation Measures

The U.S. business transformation measures in 2012 and 2011 included continuation of our U.S. refranchising and G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs).  We do not believe these measures are indicative of our ongoing operations and are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes.

In the quarters ended March 24, 2012 and March 19, 2011, we recorded net pre-tax gains of $45 million and $1 million, respectively, from refranchising in the U.S.  The gain in the quarter ended March 24, 2012 was primarily related to the refranchising of Taco Bells. Refranchising activity is more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

As a result of the non-cash impairment charges recorded primarily in 2010 related to our offers to refranchise Company operated KFC restaurants in the U.S., depreciation expense decreased versus what would have otherwise been recorded by $1 million and $3 million in the quarters ended March 24, 2012 and March 19, 2011, respectively, for such restaurants that remained Company units during some or all of the periods presented.  This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants.  These amounts are classified as Other Special Items in the table above.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) we recorded pre-tax charges of $1 million in both the quarters ended March 24, 2012 and March 19, 2011. These amounts are classified as Other Special Items in the table above.

Little Sheep Acquisition

On February 1, 2012 we acquired an additional 66% interest in Little Sheep for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%.  The acquisition was driven by our strategy to build leading brands across China in every significant category.  Prior to our acquisition of this additional interest, our 27% interest in Little Sheep was accounted for under the equity method of accounting.  As a result of the acquisition we obtained voting control of Little Sheep, and thus we began consolidating Little Sheep upon acquisition.  As required by GAAP, we remeasured our previously held 27% ownership in the entity, which had a recorded value of $107 million at the date of acquisition, at fair value based on Little Sheep's traded share price immediately prior to our offer and recognized a non-cash gain of $74 million.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Condensed Consolidated Statement of Income during the quarter ended March 24, 2012 and was not allocated to any segment for performance reporting purposes.

Other than the $74 million non-cash gain discussed above, the consolidation of Little Sheep did not impact Operating Profit or Net Income - YUM! Brands, Inc. for the quarter ended March 24, 2012. We expect Little Sheep to impact China revenues by approximately 5% in 2012. We only expect a modest benefit, if any, to Operating Profit for the remainder of 2012 from the consolidation of Little Sheep, including the impact of transaction and transition costs, compared to the income we would have recognized under the equity method of accounting when our ownership was 27%. While we have not yet completed our allocation of the purchase price, our Condensed Consolidated Balance Sheet at March 24, 2012 reflects the consolidation of this entity using preliminary amounts, including approximately $300 million of goodwill and approximately $500 million of other intangible assets.

Pizza Hut United Kingdom ("UK") Refranchising

During the quarter ended September 3, 2011, we decided to refranchise or close all of our remaining company operated Pizza Hut dine-in restaurants in the UK market. While the asset group comprising approximately 350 stores we anticipate selling did not meet the criteria for held for sale classification as of September 3, 2011, our decision to sell was considered an impairment indicator. As such we reviewed the asset group for potential impairment and determined that its carrying value was not fully recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  Accordingly, we wrote the asset group down to our estimate of its fair value, which was based on the sales price we would expect to receive from a buyer.  This fair value determination considered current market conditions, trends in the Pizza Hut UK business, and prices for similar transactions in the restaurant industry and resulted in a non-cash write down of $74 million which was recorded to Refranchising (gain) loss. The decision to refranchise or close all remaining Pizza Hut dine-in restaurants in the UK was considered to be a goodwill impairment indicator. We determined that the fair value of our Pizza Hut UK reporting unit exceeded its carrying value and as such there was no goodwill impairment.

Based on bids received in 2012, we recorded an additional non cash pre-tax impairment charge of $20 million to Refranchising (gain) loss for the quarter ended March 24, 2012. The asset group did not meet all of the held for sale criteria as of March 24, 2012.

These impairment charges decreased depreciation expense versus what would have otherwise been recorded by $3 million for the quarter ended March 24, 2012. Neither the impairment charges nor the depreciation reduction were allocated to the YRI segment, resulting in depreciation expense in the YRI segment results continuing to be recorded at the rate at which it was prior to these impairment charges being recorded for these restaurants. The depreciation reduction is classified as Other Special Items in the table above.

LJS and A&W Divestitures

During the fourth quarter of 2011 we sold the Long John Silver's and A&W All American Food Restaurants brands to key franchise leaders and strategic investors in separate transactions. Upon our initial decision to divest these businesses during the quarter ended March 19, 2011 we recognized $68 million of pre-tax impairments and other costs primarily in Closures and impairment (income) expenses. In the full year 2011, these businesses contributed 5% to both System sales and Franchise and license fees and income for the U.S. segment, and 1% to both System sales and Franchise and license fees and income for the YRI segment. While these businesses contributed 1% to both the U.S. and YRI segments' Operating Profit in full year 2011, the impact on our consolidated Operating Profit was not significant.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates ("FX rates") positively impacted the translation of our foreign currency denominated Operating Profit in our China Division by $11 million, while FX rates negatively impacted Operating profit in our YRI Division by $3 million for the quarter ended March 24, 2012.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  In the U.S., we are targeting Company ownership of KFC, Pizza Hut and Taco Bell restaurants of about 8%, down from its current level of 13%, with our primary remaining focus being refranchising at KFC and Taco Bell to about 5% and 16% Company ownership, respectively. Consistent with this strategy, 126 Company restaurants in the U.S. were sold to franchisees in the quarter ended March 24, 2012. As described above, we have offered for refranchising all remaining Company-owned restaurants in the Pizza Hut UK dine-in business.

The following table summarizes our worldwide refranchising activities:

	Quarter ended
	3/24/2012	3/19/2011
Number of units refranchised	139	21
Refranchising proceeds, pre-tax	$102	$14
Refranchising (gain) loss, pre-tax	$(26)	$(2)

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline and franchise and license expenses can increase over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A that we no longer incurred as a result of stores that were operated by us for all or some portion of the respective comparable period in 2011 and were no longer operated by us as of the last day of the current quarter.

The impact on Operating Profit arising from refranchising is the net of (a) the estimated reductions in Restaurant profit and G&A expenses and (b) the increase in franchise fees and expenses from the restaurants that have been refranchised.  The tables presented below reflect the impacts on Total revenues and on Operating Profit from stores that were operated by us for all or some portion of the prior year period and were no longer operated by us as of the last day of the current quarter.  In these tables, Decreased Company sales and Decreased Restaurant profit represents the amount of Company sales or Restaurant profit earned by the refranchised restaurants during the period we owned them in the prior year but did not own them in the current year.  Increased Franchise and license fees and income represents the franchise and license fees from the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year. Increased Franchise and license expenses represent primarily rent and depreciation where we continue to own or lease the underlying property for the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year.

The following table summarizes the impact of refranchising on Total revenues as described above:

	Quarter ended 3/24/12
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(9)	$(20)	$(111)	$—	$(140)
Increased Franchise and license fees and income	2	2	8	—	12
Decrease in Total revenues	$(7)	$(18)	$(103)	$—	$(128)

The following table summarizes the impact of refranchising on Operating Profit as described above:

	Quarter ended 3/24/12
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(2)	$(2)	$(7)	$—	$(11)
Increased Franchise and license fees and income	2	2	8	—	12
Increased Franchise and license expenses	(1)	(1)	(1)	—	(3)
Decreased G&A	—	—	2	—	2
Increase (decrease) in Operating Profit	$(1)	$(1)	$2	$—	$—

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006. The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries. The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $175 million. Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006. The potential additional taxes for these later years, through 2011, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $350 million plus net interest of approximately $25 million.

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

China Value Added Tax Regulation

A new tax regulation has recently been issued in China which addresses the imposition of a Value Added Tax on certain food sales where the food is not consumed on the premises where sold.  The applicability of the regulation, if any, to the sales under certain of our restaurant distribution methods is unclear at this time. While we do not anticipate that the regulation will have a material impact on our results of operations or cash flows, we currently cannot quantify the potential impact, if any, until we have further clarity as to its applicability.

Restaurant Unit Activity

Worldwide	Franchisees	Company (a)	UnconsolidatedAffiliates	Total Excluding Licensees (a)
Beginning of year	26,928	7,437	587	34,952
New Builds	143	184	12	339
Refranchising	139	(139)	—	—
Closures	(130)	(26)	—	(156)
End of quarter(b)	27,080	7,456	599	35,135
% of Total	77%	21%	2%	100%

China	Franchisees	Company (a)	UnconsolidatedAffiliates	Total Excluding Licensees(a)
Beginning of year	201	3,705	587	4,493
New Builds	—	156	12	168
Refranchising	8	(8)	—	—
Closures	—	(12)	—	(12)
End of quarter(b)	209	3,841	599	4,649
% of Total	4%	83%	13%	100%

YRI	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	12,476	1,511	—	13,987
New Builds	112	11	—	123
Refranchising	5	(5)	—	—
Closures	(78)	(11)	—	(89)
End of quarter	12,515	1,506	—	14,021
% of Total	89%	11%	—%	100%

United States	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	13,867	2,139	—	16,006
New Builds	27	15	—	42
Refranchising	126	(126)	—	—
Closures	(51)	(3)	—	(54)
End of quarter	13,969	2,025	—	15,994
% of Total	87%	13%	—%	100%

India	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	384	82	—	466
New Builds	4	2	—	6
Refranchising	—	—	—	—
Closures	(1)	—	—	(1)
End of quarter	387	84	—	471
% of Total	82%	18%	—%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,166, 126 and 2,040 licensed units, respectively, at March 24, 2012.  While there are no licensed units in China, we have excluded from the Worldwide and China totals 7 Company-owned units that are similar to licensed units.   The units excluded offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As license units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information at this time.

(b)	Excludes 503 Little Sheep units acquired on February 1, 2012.

System Sales Growth

The following table details the key drivers of system sales growth for each reportable segment for the quarter.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 3/24/12 vs. Quarter ended 3/19/11
	China	YRI	U.S.	India	Worldwide
Same-store sales growth (decline)	14%	5%	5%	8%	6%
Net unit growth and other(a)	14	3	(4)	26	1
Foreign currency translation	6	(2)	—	(14)	1
% Change	34%	6%	1%	20%	8%
% Change, excluding forex	28%	8%	NA	34%	7%

(a)	Includes a 1%, 5% and 2% negative impact for YRI, U.S., and Worldwide, respectively, related to the divestiture of the LJS and A&W brands.

Company Operated Store Results

The following tables detail the key drivers of the quarter-over-quarter changes of Company sales and Restaurant profit for each reportable segment.  Store portfolio actions represent the net impact of new unit openings, acquisitions, refranchisings and store closures on Company sales and Restaurant profit.  The impact of new unit openings and acquisitions represent the actual Company sales and Restaurant profit for the periods the Company operated the restaurants in the current year but did not operate them in the prior year.  The impact of refranchisings and store closures represent the actual Company sales and Restaurant profit for the periods in the prior year while the Company operated the restaurants but did not operate them in the current year.

The dollar changes in Company sales and Restaurant profit were as follows:

China
	Quarter ended
Income / (Expense)	3/19/2011	Store Portfolio Actions	Other	FX	3/24/2012
Company sales	$893	$122	$132	$52	$1,199
Cost of sales	(309)	(42)	(44)	(18)	(413)
Cost of labor	(123)	(24)	(33)	(8)	(188)
Occupancy and other	(237)	(42)	(23)	(14)	(316)
Restaurant profit	$224	$14	$32	$12	$282
Restaurant Margin	25.1%				23.6%

In the quarter ended March 24, 2012, the increase in China Company sales and Restaurant profit associated with store portfolio actions was primarily driven by new unit development.  Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 14% partially offset by wage rate inflation of 17% as well as commodity inflation of 10%.

YRI
	Quarter ended
Income / (Expense)	3/19/2011	Store Portfolio Actions	Other	FX	3/24/2012
Company sales	$467	$30	$19	$(7)	$509
Cost of sales	(144)	(17)	(9)	3	(167)
Cost of labor	(121)	(3)	(7)	1	(130)
Occupancy and other	(142)	(7)	(3)	2	(150)
Restaurant profit	$60	$3	$—	$(1)	$62
Restaurant Margin	12.8%				12.2%

In the quarter ended March 24, 2012, the increase in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by the acquisition of restaurants in South Africa in the fourth quarter of 2011 and new unit development partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 4% partially offset by commodity and wage rate inflation.

U.S.
	Quarter ended
Income / (Expense)	3/19/2011	Store Portfolio Actions	Other	FX	3/24/2012
Company sales	$681	$(95)	$36	N/A	$622
Cost of sales	(205)	32	(9)	N/A	(182)
Cost of labor	(216)	30	(7)	N/A	(193)
Occupancy and other	(188)	30	1	N/A	(157)
Restaurant profit	$72	$(3)	$21	N/A	$90
Restaurant Margin	10.7%				14.4%

In the quarter ended March 24, 2012, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were same-store sales growth of 5% partially offset by higher restaurant-level incentive compensation and pension costs.

Franchise and License Fees and Income

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	3/24/2012	3/19/2011
China	$19	$13	40	33
YRI	199	186	7	9
U.S.	178	172	4	N/A
India	3	3	12	24
Worldwide	$399	$374	7	7

China Franchise and license fees and income for the quarter ended March 24, 2012 was positively impacted by 13% due to the impact of refranchising. Excluding the impacts of refranchising and foreign currency translation, the increase in the quarter ended March 24, 2012 was driven by same-store sales and new unit development.
YRI Franchise and license fees and income for the quarter ended March 24, 2012 was positively impacted by 1% due to the impact of refranchising. Excluding the impacts of refranchising and foreign currency translation, the increase in the quarter ended March 24, 2012 was driven by new unit development and same-store sales, partially offset by the impacts of closures and the Company's acquisitions of franchise restaurants.
U.S. Franchise and license fees and income for the quarter ended March 24, 2012 was positively impacted by 5% due to the impact of refranchising. Excluding the impact of refranchising, the decrease in the quarter ended March 24, 2012 was due to the impact of the divestiture of the LJS and A&W brands and store closures, which was almost fully offset by the impact of same-store sales.

General and Administrative Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	3/24/2012	3/19/2011
China	$48	$37	28	23
YRI	82	76	8	9
U.S.	96	101	(4)	N/A
India	4	3	12	27
Unallocated	42	38	10	N/A
Worldwide	$272	$255	7	6

The increase in China G&A expenses for the quarter ended March 24, 2012, excluding the impact of foreign currency translation, was driven by increased compensation costs due to wage inflation and higher headcount.

The increase in YRI G&A expenses for the quarter ended March 24, 2012, excluding the impact of foreign currency translation, was driven by increased investment in strategic growth markets, including the acquisition of stores in South Africa in 2011, and increased compensation costs.

The decrease in U.S. G&A expenses for the quarter ended March 24, 2012 was driven by the divestiture of the LJS and A&W brands and refranchising partially offset by higher pension costs.

The increase in Unallocated G&A expenses for the quarter ended March 24, 2012 was driven primarily by higher pension costs and higher meeting and convention costs.

Worldwide Other (Income) Expense

	Quarter ended
	3/24/2012	3/19/2011
Equity income from investments in unconsolidated affiliates	$(13)	$(16)
Gain upon acquisition of Little Sheep(a)	(74)	—
Foreign exchange net (gain) loss and other(b)	8	(3)
Other (income) expense	$(79)	$(19)

(a)    See Note 4 for further discussion of the acquisition of Little Sheep.

(b)	Includes $6 million of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of Refranchising (gain) loss and Store Closure and Impairment Activity by reportable operating segment.

Operating Profit

	Quarter ended
	3/24/12	3/19/11	% B/(W)
China	$256	$215	19
YRI	168	158	7
U.S.	158	123	27
India	1	—	NM
Unallocated and corporate expenses	(42)	(38)	(10)
Unallocated Occupancy and other	4	3	39
Unallocated Closures and impairment expenses	—	(66)	NM
Unallocated Other income (expense)	74	4	NM
Unallocated Refranchising gain (loss)	26	2	NM
Operating Profit	$645	$401	61
China Operating margin	21.0%	23.7%	(2.7)	ppts.
YRI Operating margin	23.7%	24.1%	(0.4)	ppts.
U.S. Operating margin	19.7%	14.5%	5.2	ppts.
India Operating margin	5.3%	1.5%	3.8	ppts.

China Operating Profit increased 19% in the quarter ended March 24, 2012, including a 5% favorable impact from foreign currency translation. Excluding the favorable impact from foreign currency translation, China Operating Profit increased 14% in the quarter ended March 24, 2012. The increase was driven by the impact of same-store sales growth and new unit development, partially offset by higher restaurant operating costs and G&A expenses. Leap year added an extra day in the quarter ended March 24, 2012 and resulted in an additional $5 million of Operating Profit. This was offset by deal costs related to the acquisition of Little Sheep.

YRI Operating Profit increased 7% in the quarter ended March 24, 2012, including a 2% unfavorable impact from foreign currency translation. Excluding the unfavorable impact from foreign currency translation, YRI Operating Profit increased 9% in the quarter ended March 24, 2012. The increase in the quarter ended March 24, 2012 was driven by the impact of same-store sales growth and new unit development, partially offset by higher restaurant operating costs and G&A expenses.

U.S. Operating Profit increased 27% in the quarter ended March 24, 2012. The increase was driven by the impact of same-store sales growth partially offset by higher pension costs.

Unallocated Closure and impairment expenses for the quarter ended March 19, 2011 includes a non-cash impairment charge of $66 million related to our decision to divest the LJS and A&W businesses.

Unallocated Other income (expense) for the quarter ended March 24, 2012 includes a non-cash gain of $74 million related to our acquisition of Little Sheep. See Note 4.

Unallocated Refranchising gain (loss) for the quarter ended March 24, 2012 includes $45 million of pre-tax gains related to our U.S. refranchising and a non-cash pre-tax impairment charge of $20 million related to our planned refranchising of our remaining Company operated Pizza Hut dine-in restaurants in the United Kingdom. See Note 4.

Interest Expense, Net

	Quarter ended
	3/24/2012	3/19/2011	% B/(W)
Interest expense	$40	$48	17
Interest income	(3)	(5)	(46)
Interest expense, net	$37	$43	14

Interest expense, net decreased $6 million or 14% for the quarter ended March 24, 2012. This decrease was primarily driven by lower interest rates and reduced outstanding borrowings.

Income Taxes

	Quarter ended
	3/24/2012	3/19/2011
Income taxes	$147	$91
Effective tax rate	24.1%	25.2%

Our effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our first quarter effective tax rate was lower than the prior year driven by the positive impact of the non-cash $74 million gain recognized upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense. This was partially offset by lapping prior year favorability resulting from the 37% tax benefit related to the $66 million non-cash write down of LJS and A&W in the quarter ended March 19, 2011.

Consolidated Cash Flows

Net cash provided by operating activities was $484 million versus $508 million in 2011. The decrease was primarily driven by the timing of cash payments for operating expenses, partially offset by higher operating profit before Special Items.

Net cash used in investing activities was $402 million versus $156 million in 2011. The increase was primarily driven by the acquisition of Little Sheep and release of related restricted cash. See Note 4.

Net cash used in financing activities was $188 million versus $261 million in 2011. The decrease was driven by lower share repurchases.

Consolidated Financial Condition

The increase in our Goodwill and Intangible assets, net and the decrease in Investment in unconsolidated affiliates are primarily the result of the Little Sheep acquisition and related preliminary purchase price allocation. See Note 4.

The decrease in Restricted cash was due to the release of $300 million in funds placed in escrow in 2011 which were restricted to the acquisition of additional shares in Little Sheep. See Note 4.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new and existing restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of March 24, 2012 we also had approximately $1.2 billion in unused capacity under a revolving credit facility that expires in 2017.

Our China Division and YRI represented more than 70% of the Company’s operating profit in 2011 and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner. If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment-grade ratings from Standard & Poor’s Rating Services (BBB) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at March 24, 2012, which included no borrowings outstanding under our credit facilities, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the quarter ended March 24, 2012, we invested $184 million in capital spending, including approximately $107 million in the China Division, $41 million in the International Division, $34 million in the U.S. and $2 million in the India Division.

In the quarter ended March 24, 2012, we repurchased shares for $78 million.  At March 24, 2012, we had remaining capacity to repurchase up to approximately $860 million (excluding applicable transaction fees) of our outstanding Common Stock through June 2012 and May 2013 under the January 2011 and the November 2011 authorizations, respectively.

During the quarter ended March 24, 2012, we paid cash dividends of $131 million.  Additionally, on March 23, 2012 our Board of Directors approved a cash dividend of $0.285 per share of Common Stock, to be distributed on May 4, 2012 to shareholders of record at the close of business on April 13, 2012.  The Company is targeting an ongoing annual dividend payout ratio of 35% to 40% of net income.

Borrowing Capacity

On March 22, 2012, the Company executed a five-year syndicated senior unsecured revolving credit facility (the “Credit Facility”) totaling $1.3 billion which replaced a syndicated senior unsecured revolving domestic credit facility in the amount of $1.15 billion and a syndicated revolving international credit facility of $350 million that were both set to expire in November of 2012. The Credit Facility includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At March 24, 2012, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $88 million.  There were no borrowings outstanding under the Credit Facility at March 24, 2012. The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at March 24, 2012 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2012 through 2037 and interest rates ranging from 2.38% to 7.70%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $3 billion at March 24, 2012, including $263 million in Senior Unsecured Notes due in July 2012.

The Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

Recently Adopted Accounting Pronouncements

See Note 5 for further details of recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 24, 2012 to the disclosures made in Item 7A of the Company’s 2011 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 24, 2012.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or circumstances.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially.  Important factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 and the Risk Factors and Part II, Item 1A of this report, (ii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011 and (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2011.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  In making these statements, we are not undertaking to address or update any risk factor set forth herein in future filings or communications regarding our business results.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 24, 2012 and the related condensed consolidated statements of income, comprehensive income and cash flows for the twelve weeks ended March 24, 2012 and March 19, 2011. These condensed consolidated financial statements are the responsibility of YUM's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 31, 2011, and the related consolidated statements of income, cash flows and shareholders' equity (deficit) and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 20, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

 As discussed in Note 5 to the condensed consolidated financial statements, in 2012 YUM changed its method of presenting comprehensive income due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board.

/s/ KPMG LLP
Louisville, Kentucky
April 25, 2012

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends.   Other than the risk noted below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain aspects of the recently-acquired Little Sheep business could create additional risk.

On February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Limited (“Little Sheep”) increasing our ownership to 93%.  We have limited or no experience with certain aspects of the Little Sheep business, including the methods of cooking involved in “hot pot” restaurants, the manufacturing of soup base seasoning for store and retail use as well as the minority ownership by Little Sheep of a meat processing facility in Inner Mongolia.  Risks related to these aspects of Little Sheep's business could have a material adverse impact on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 24, 2012 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 1
1/1/12-1/28/12	302	$60.25	302	$920

Period 2
1/29/12-2/25/12	678	$64.90	678	$876

Period 3
2/26/12-3/24/12	239	$65.64	239	$860
Total	1,219	$63.89	1,219	$860

In January 2011, our Board of Directors authorized share repurchases, through June 30, 2012, of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.  During the quarter ended March 24, 2012, all share repurchases were made under this authorization.

In November 2011, our Board of Directors authorized share repurchases through May 2013 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended March 24, 2012, no shares were repurchased under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

Exhibit 10.26
Credit Agreement, dated March 22, 2012 among YUM, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Lead Arrangers and Bookrunners and HSBC Bank USA, National Association, US Bank, National Association and Fifth Third Bank, as Documentation Agents.

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

YUM! BRANDS, INC.
(Registrant)

Date:	April 25, 2012	/s/ David E. Russell
Vice President, Corporate Controller
(Principal Accounting Officer)