Form 10-Q
period 2012-06-16
YUM BRANDS INC
filed 2012-07-24
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 16, 2012

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

 The number of shares outstanding of the Registrant’s Common Stock as of July 17, 2012 was 455,850,070 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to Date
Revenues	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Company sales	$2,762	$2,431	5,106	$4,482
Franchise and license fees and income	406	385	805	759
Total revenues	3,168	2,816	5,911	5,241
Costs and Expenses, Net
Company restaurants
Food and paper	916	792	1,683	1,454
Payroll and employee benefits	623	548	1,136	1,009
Occupancy and other operating expenses	800	705	1,424	1,273
Company restaurant expenses	2,339	2,045	4,243	3,736
General and administrative expenses	346	308	618	563
Franchise and license expenses	26	33	52	63
Closures and impairment (income) expenses	4	19	5	88
Refranchising (gain) loss	(13)	5	(39)	3
Other (income) expense	(7)	(13)	(86)	(32)
Total costs and expenses, net	2,695	2,397	4,793	4,421
Operating Profit	473	419	1,118	820
Interest expense, net	38	35	75	78
Income Before Income Taxes	435	384	1,043	742
Income tax provision	102	62	249	153
Net Income – including noncontrolling interests	333	322	794	589
Net Income – noncontrolling interests	2	6	5	9
Net Income – YUM! Brands, Inc.	$331	$316	$789	$580

Basic Earnings Per Common Share	$0.71	$0.67	$1.70	$1.23

Diluted Earnings Per Common Share	$0.69	$0.65	$1.65	$1.20

Dividends Declared Per Common Share	$0.285	$0.50	$0.57	$0.50

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to Date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011

Net income - including noncontrolling interests	$333	$322	$794	$589
Other comprehensive income, net of tax
Foreign currency translation adjustment	(33)	70	(17)	124
Reclassification of pension and post-retirement losses to net income	16	9	31	16
Net unrealized gain (loss) on derivative instruments	1	1	—	1
Tax on other comprehensive income	(4)	(3)	(12)	(11)
Other comprehensive income, net of tax	(20)	77	2	130
Comprehensive income - including noncontrolling interests	313	399	796	719
Comprehensive income - noncontrolling interests	—	8	3	11
Comprehensive Income - Yum! Brands, Inc.	$313	$391	$793	$708

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/16/2012	6/11/2011
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$794	$589
Depreciation and amortization	279	269
Closures and impairment (income) expenses	5	88
Refranchising (gain) loss	(39)	3
Contributions to defined benefit pension plans	(43)	(11)
Gain upon acquisition of Little Sheep	(74)	—
Deferred income taxes	(10)	(48)
Equity income from investments in unconsolidated affiliates	(22)	(27)
Distributions of income received from unconsolidated affiliates	15	16
Excess tax benefits from share-based compensation	(46)	(22)
Share-based compensation expense	23	26
Changes in accounts and notes receivable	16	9
Changes in inventories	14	20
Changes in prepaid expenses and other current assets	(9)	(23)
Changes in accounts payable and other current liabilities	(118)	(71)
Changes in income taxes payable	70	72
Other, net	69	33
Net Cash Provided by Operating Activities	924	923

Cash Flows – Investing Activities
Capital spending	(406)	(330)
Proceeds from refranchising of restaurants	132	49
Acquisitions	(542)	(1)
Changes in restricted cash	300	(300)
Increase in short-term investments	(82)	—
Other, net	2	3
Net Cash Used in Investing Activities	(596)	(579)

Cash Flows – Financing Activities
Repayments of long-term debt	(15)	(658)
Revolving credit facilities, three months or less, net	—	350
Repurchase shares of Common Stock	(289)	(319)
Excess tax benefits from share-based compensation	46	22
Employee stock option proceeds	22	22
Dividends paid on Common Stock	(262)	(234)
Other, net	(41)	(23)
Net Cash Used in Financing Activities	(539)	(840)
Effect of Exchange Rates on Cash and Cash Equivalents	(3)	25
Net Increase (Decrease) in Cash and Cash Equivalents	(214)	(471)
Cash and Cash Equivalents - Beginning of Period	1,198	1,426
Cash and Cash Equivalents - End of Period	$984	$955

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	6/16/2012	12/31/2011
ASSETS
Current Assets
Cash and cash equivalents	$984	$1,198
Accounts and notes receivable, net	323	286
Inventories	305	273
Prepaid expenses and other current assets	390	338
Deferred income taxes	125	112
Advertising cooperative assets, restricted	104	114
Total Current Assets	2,231	2,321

Property, plant and equipment, net	4,102	4,042
Goodwill	1,010	681
Intangible assets, net	733	299
Investments in unconsolidated affiliates	42	167
Restricted cash	—	300
Other assets	512	475
Deferred income taxes	547	549
Total Assets	$9,177	$8,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,770	$1,874
Income taxes payable	123	142
Short-term borrowings	316	320
Advertising cooperative liabilities	104	114
Total Current Liabilities	2,313	2,450

Long-term debt	2,995	2,997
Other liabilities and deferred credits	1,597	1,471
Total Liabilities	6,905	6,918

Redeemable noncontrolling interest	45	—

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 458 and 460 shares issued in 2012 and 2011, respectively	—	18
Retained earnings	2,378	2,052
Accumulated other comprehensive income (loss)	(243)	(247)
Total Shareholders’ Equity – YUM! Brands, Inc.	2,135	1,823
Noncontrolling interests	92	93
Total Shareholders’ Equity	2,227	1,916
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$9,177	$8,834

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

Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  Our subsidiaries operate on similar fiscal calendars except that certain international subsidiaries operate on a monthly calendar, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  Our international subsidiaries that operate on a monthly calendar, including China and India, are not impacted by the addition of a 53rd week.  Certain of our international businesses close one period or one month earlier to facilitate consolidated reporting.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2011 Form 10-K, our financial position as of June 16, 2012, and the results of our operations and comprehensive income for the quarters and years to date ended June 16, 2012 and June 11, 2011, and cash flows for the years to date ended June 16, 2012 and June 11, 2011. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Net Income – YUM! Brands, Inc.	$331	$316	$789	$580

Weighted-average common shares outstanding (for basic calculation)	465	471	465	472
Effect of dilutive share-based employee compensation	12	13	13	13
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	477	484	478	485
Basic EPS	$0.71	$0.67	$1.70	$1.23
Diluted EPS	$0.69	$0.65	$1.65	$1.20
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	3.5	4.7	2.7	3.5

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 16, 2012 and June 11, 2011, as indicated below.  All amounts exclude applicable transaction fees.

		Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2012	2011		2012	2011		2012
March 2010	March 2011	—	3,441		$—	$171		$—
January 2011	June 2012	2,787	2,620		188	137		—
November 2011	May 2013	1,528	—		101	—		649
Total		4,315	6,061	(a)	$289	$308	(a)	$649

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

Note 4 - Items Affecting Comparability of Net Income and/or Cash Flows

Little Sheep Acquisition

On February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Limited (“Little Sheep”) for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%.  The acquisition was driven by our strategy to build leading brands across China in every significant category.  Prior to our acquisition of this additional interest, our 27% interest in Little Sheep was accounted for under the equity method of accounting.  As a result of the acquisition we obtained voting control of Little Sheep, and thus we began consolidating Little Sheep upon acquisition.  As required by GAAP, we remeasured our previously held 27% ownership in Little Sheep, which had a recorded value of $107 million at the date of acquisition, at fair value based on Little Sheep's traded share price immediately prior to our offer to purchase the business and recognized a non-cash gain of $74 million.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Condensed Consolidated Statement of Income during the quarter ended March 24, 2012 and was not allocated to any segment for performance reporting purposes.

We recorded the following assets acquired and liabilities assumed upon acquisition of Little Sheep as a result of our preliminary purchase price allocation:

Current assets, including cash of $44	$113
Property, plant and equipment	68
Goodwill	332
Intangible assets, including indefinite-lived trademark of $428	452
Other assets	33
Total assets acquired	998

Deferred taxes	118
Other liabilities	54
Total liabilities assumed	172
Redeemable noncontrolling interest	45
Other noncontrolling interests	16
Net assets acquired	$765

As part of the acquisition, YUM granted an option to the shareholder that holds the remaining 7% ownership interest in Little Sheep that would require us to purchase their remaining shares owned upon exercise. This noncontrolling interest has been recorded as a Redeemable noncontrolling interest in the Condensed Consolidated Balance Sheet. The Redeemable noncontrolling interest is reported at its fair value of $45 million at the date of acquisition, which is based on the Little Sheep traded share price immediately prior to our offer to purchase the additional interest.

Goodwill recorded results from the value expected to be generated from applying YUM's processes and knowledge in China to the Little Sheep business. The goodwill is not expected to be deductible for income tax purposes and has been allocated to the China segment as a separate reporting unit.

Under the equity method of accounting, we previously reported our 27% share of the net income of Little Sheep as Other (income) expense in the Consolidated Statements of Income. From the date of the acquisition, we have reported the results of operations for the entity in the appropriate line items of our Consolidated Statement of Income.  We no longer report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner's ownership percentage is recorded as Net Income - noncontrolling interest. Little Sheep reports on a one month lag, and as a result, their consolidated results are included in the China Division from the beginning of the quarter ended June 16, 2012. The consolidation of Little Sheep increased China Division revenues by 4% and 2% for the quarter and year to date ended June 16, 2012 versus the prior periods, respectively. Other than the $74 million non-cash gain discussed above, the consolidation of Little Sheep was not significant to Operating Profit or Net Income - YUM! Brands, Inc. for the quarter and year to date ended June 16, 2012.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2011 would not have been significant

LJS and A&W Divestitures

During the fourth quarter of 2011 we sold the Long John Silver's ("LJS") and A&W All American Food Restaurants ("A&W")brands to key franchise leaders and strategic investors in separate transactions. During the quarter ended March 19, 2011, we recognized $68 million of pre-tax losses and other costs primarily in Closures and impairment (income) expenses as a result of our decision to sell these businesses. In the full year 2011, these businesses contributed 5% and 1% to Franchise and license fees and income for the U.S. and YRI segments, respectively. While these businesses contributed 1% to both the U.S. and YRI segments' Operating Profit in full year 2011, the impact on our consolidated Operating Profit was not significant.

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended		Year to date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
China	$(2)	$(2)	$(4)	$(3)
YRI(a)	(2)	(1)	19	(1)
U.S.(b)	(9)	8	(54)	7
India	—	—	—	—
Worldwide	$(13)	$5	$(39)	$3

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

Based on bids received in 2012, we recorded an additional non-cash pre-tax impairment charge of $20 million to Refranchising (gain) loss in the quarter ended March 24, 2012. While we continue to market the Pizza Hut dine-in restaurants in the UK for sale, the asset group continues not to meet all of the held for sale criteria as of June 16, 2012.

These impairment charges decreased depreciation expense versus what would have otherwise been recorded by $3 million and $6 million for the quarter and year to date ended June 16, 2012, respectively. Neither the impairment charges nor the depreciation reduction were allocated to the YRI segment, resulting in depreciation expense in the YRI segment results continuing to be recorded at the rate at which it was prior to these impairment charges being recorded for these restaurants.

(b)	In the quarter and year to date ended June 16, 2012, U.S. Refranchising (gain) loss primarily relates to gains on the sales of Taco Bell restaurants.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below. This table excludes $66 million of net losses recorded in the year to date ended June 11, 2011 related to the decision to divest the LJS and A&W businesses. This amount was not allocated to segments for performance reporting purposes.

	Quarter ended June 16, 2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs (a)	$(2)	$(2)	$(1)	$—	$(5)
Store impairment charges	4	1	4	—	9
Closure and impairment (income) expenses	$2	$(1)	$3	$—	$4

	Quarter ended June 11, 2011
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs (a)	$—	$—	$2	$—	$2
Store impairment charges	3	7	7	—	17
Closure and impairment (income) expenses	$3	$7	$9	$—	$19

	Year to date ended June 16, 2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(2)	$(2)	$(2)	$—	$(6)
Store impairment charges	5	2	4	—	11
Closure and impairment (income) expenses	$3	$—	$2	$—	$5

	Year to date ended June 11, 2011
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(1)	$1	$3	$—	$3
Store impairment charges	4	8	7	—	19
Closure and impairment (income) expenses	$3	$9	$10	$—	$22

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

Note 5 - Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company in the first quarter of fiscal 2012. The measurement provisions of this ASU did not impact our financial statements and all necessary disclosures have been complied with in these Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for the Company in its first quarter of fiscal 2012 and applied retrospectively. All necessary disclosures have been complied with in these Financial Statements.

Note 6 - Other (Income) Expense

	Quarter ended		Year to date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Equity income from investments in unconsolidated affiliates	$(9)	$(11)	$(22)	$(27)
Gain upon acquisition of Little Sheep	—	—	(74)	—
Foreign exchange net (gain) loss and other(a)	2	(2)	10	(5)
Other (income) expense	$(7)	$(13)	$(86)	$(32)

(a)	Includes $6 million for the year to date ended June 16, 2012 of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

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

	6/16/2012	12/31/2011
Accounts and notes receivable	$343	$308
Allowance for doubtful accounts	(20)	(22)
Accounts and notes receivable, net	$323	$286

Property, Plant and Equipment

	6/16/2012	12/31/2011
Property, plant and equipment, gross	$7,358	$7,267
Accumulated depreciation and amortization	(3,256)	(3,225)
Property, plant and equipment, net	$4,102	$4,042

Assets held for sale at June 16, 2012 and December 31, 2011 total $16 million and $24 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interests as of December 31, 2011	$93
Net Income – noncontrolling interests	5
Foreign currency translation adjustment	(2)
Dividends declared	(20)
Noncontrolling interests - Little Sheep acquisition(a)	16
Noncontrolling interests as of June 16, 2012	$92

(a)    Represents restaurant-level noncontrolling interests of consolidated subsidiaries of Little Sheep.

Note 8 - Short-term Borrowings and Long-term Debt

On March 22, 2012, the Company executed a five-year syndicated senior unsecured revolving credit facility (the “Credit Facility”) totaling $1.3 billion which replaced a syndicated senior unsecured revolving domestic credit facility in the amount of $1.15 billion and a syndicated revolving international credit facility of $350 million that were both set to expire in November 2012. The Credit Facility includes 24 participating banks with commitments ranging from $23 million to $115 million. Under the terms of the Credit Facility, the Company may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker's acceptances, where applicable.  At June 16, 2012, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $88 million.  There were no borrowings outstanding under the Credit Facility at June 16, 2012. The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility depends upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company's strong balance sheet and cash flows we were able to comply with all debt covenant requirements at June 16, 2012 with a considerable amount of cushion.

The Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

Note 9 - Income Taxes

	Quarter ended		Year to date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Income taxes	$102	$62	$249	$153
Effective tax rate	23.7%	16.4%	23.9%	20.7%

Our effective tax rates are generally lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our second quarter 2012 rate was higher than the prior year primarily due to lapping the more favorable impact of changes to audit reserves in certain foreign jurisdictions.

Year to date, our effective tax rate was higher than the prior year due to lapping the favorable impact of the item mentioned above, and lapping prior year favorability resulting from the 37 percent tax benefit related to the $66 million non-cash impairment of LJS and A&W intangible assets in the first quarter 2011. This was partially offset by the positive impact of the $74 million gain recognized upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense.

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006. The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries. The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $200 million. Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006. The potential additional taxes for these later years, through 2011, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $350 million plus net interest of approximately $25 million.

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

The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	6/16/2012	6/11/2011	6/16/2012	6/11/2011
China	$1,556	$1,180	$2,774	$2,086
YRI	770	735	1,478	1,388
U.S.	818	883	1,618	1,736
India	24	18	41	31
	$3,168	$2,816	$5,911	$5,241

	Quarter ended		Year to date
Operating Profit	6/16/2012	6/11/2011	6/16/2012	6/11/2011
China(a)	$182	$182	$438	$397
YRI	150	146	318	304
United States	166	132	324	255
India	(2)	(1)	(1)	(1)
Unallocated Occupancy and other(b)	5	3	9	6
Unallocated and corporate expenses	(41)	(41)	(83)	(79)
Unallocated Other income (expense)(c)	—	3	74	7
Unallocated impairment expense(d)	—	—	—	(66)
Unallocated Refranchising gain (loss)(e)	13	(5)	39	(3)
Operating Profit	$473	$419	$1,118	$820
Interest expense, net	(38)	(35)	(75)	(78)
Income Before Income Taxes	$435	$384	$1,043	$742

(a)
Includes equity income from investments in unconsolidated affiliates of $9 million and $11 million for the quarters ended June 16, 2012 and June 11, 2011, respectively, and $22 million and $27 million for the years to date ended June 16, 2012 and June 11, 2011, respectively.

(b)
Amounts represent depreciation reduction recognized as a result of our decisions to refranchise Company operated Pizza Hut dine-in restaurants in the UK (see Note 4) and Company operated KFC restaurants in the U.S.

(c)	Includes $74 million non-cash gain on acquisition of additional interest in Little Sheep for the year to date ended June 16, 2012. See Note 4.

(d)	Amount represents impairment charges resulting from our decision to divest the LJS and A&W businesses in 2011. See Note 4.

(e)
Includes U.S. refranchising gains of $54 million partially offset by an impairment charge of $20 million related to our Pizza Hut UK dine-in business for the year to date ended June 16, 2012. See Note 4.

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant international pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Service cost	$6	$6	$1	$2
Interest cost	15	15	2	2
Expected return on plan assets	(16)	(17)	(3)	(3)
Amortization of net loss	14	7	—	1
Net periodic benefit cost	$19	$11	$—	$2

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Service cost	$12	$11	$1	$3
Interest cost	30	30	4	4
Expected return on plan assets	(32)	(33)	(5)	(5)
Amortization of net loss	29	14	—	1
Net periodic benefit cost	$39	$22	$—	$3

We made contributions of $33 million to the Plan during the quarter ended June 16, 2012. While we are not required to make further contributions to the Plan in 2012, we may choose to make additional discretionary contributions as part of our overall capital structure strategy. We contributed $8 million to one of our UK plans during the year to date ended June 16, 2012, and anticipate making additional contributions to the same plan of approximately $7 million in 2012.

Note 12 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At June 16, 2012, our interest rate derivative instruments outstanding had notional amounts of $550 million and have been designated as fair value hedges of a portion of our debt.  These fair value hedges meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item.  At June 16, 2012, foreign currency forward contracts outstanding had a total notional amount of $546 million.

The fair values of derivatives designated as hedging instruments as of June 16, 2012 and December 31, 2011 were:

	6/16/2012	12/31/2011	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$5	$10	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	23	22	Other assets
Foreign Currency Forwards - Asset	14	3	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(1)	(1)	Accounts payable and other current liabilities
Total	$41	$34

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $22 million to Long-term debt at June 16, 2012 and as an addition of $5 million and $21 million to Short-term borrowings and Long-term debt, respectively at December 31, 2011.  During the quarter and year to date ended June 16, 2012, Interest expense, net was reduced by $4 million and $8 million, respectively, for recognized gains on these interest rate swaps. During the quarter and year to date ended June 11, 2011, Interest expense, net was reduced by $5 million and $13 million, respectively, for recognized gains on these interest rate swaps.

Changes in fair value of derivative instruments:

	Year to date
	6/16/2012	6/11/2011
Beginning Balance	$34	$45
Changes in fair value recognized into Other Comprehensive Income ("OCI")	11	(17)
Changes in fair value recognized into income	4	13
Cash settlements	(8)	(18)
Ending Balance	$41	$23

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into OCI and reclassified into income from OCI:

	Quarter ended		Year to date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Gains (losses) recognized into OCI, net of tax	$11	$(4)	$7	$(10)
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$10	$(5)	$7	$(11)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters and years to date ended June 16, 2012 and June 11, 2011.

Additionally, we had a net deferred loss of $12 million, net of tax, as of June 16, 2012 within Accumulated OCI due primarily to treasury locks and forward-starting interest rate swaps that were cash settled in prior years.  The majority of this loss arose from the 2007 settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being recognized in interest expense through 2037 consistent with interest payments made on the related Senior Unsecured Notes.  In the quarters and years to date ended June 16, 2012 and June 11, 2011, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At June 16, 2012, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 13 - Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the year to date ended June 16, 2012.

	Fair Value
	Level	6/16/2012	12/31/2011
Foreign Currency Forwards, net	2	$13	$2
Interest Rate Swaps, net	2	28	32
Other Investments	1	16	15
Total		$57	$49

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.   The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities where employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities in Other assets in our Condensed Consolidated Balance Sheets and their fair value was determined based on the closing market prices of the respective mutual funds as of June 16, 2012 and December 31, 2011.

Non-Recurring Fair Value Measurements

In the quarter and year to date ended June 16, 2012, we recorded restaurant-level impairment charges of $6 million to write down long-lived assets of certain restaurants to their estimated fair values. The long-lived assets of these restaurants were deemed to be impaired on a held-for-use basis. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). The $6 million impairment charge in the quarter and year to date ended June 16, 2012 was recorded in Closures and impairment (income) expenses and resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising.

In the quarter ended March 24, 2012, we recorded a non-cash pre-tax impairment charge of $20 million to Refranchising (gain) loss to adjust the carrying amount of the Pizza Hut UK dine-in business asset group to fair value (Level 2) based on bids received from prospective buyers.

The remaining net book value of these assets measured at fair value during the quarter and year to date ended June 16, 2012 subsequent to these impairments is not significant.

In the quarter ended March 24, 2012 as a result of our acquisition of Little Sheep, we remeasured our previously held 27% ownership, which had a recorded value of $107 million at the date of acquisition, at fair value (Level 2) based on Little Sheep's traded share price immediately prior to our offer we made to purchase the business and recognized a non-cash gain of $74 million.

In the quarter and year to date ended June 11, 2011, we recorded impairment charges of $22 million to write down long-lived assets of certain restaurants or groups of restaurants to their estimated fair values. The long-lived assets of these restaurants were deemed to be impaired on a held-for-use basis. Of the $22 million impairment charge recorded in the quarter and year to date ended June 11, 2011, $15 million was recorded in Closures and impairment (income) expenses and $7 million was recorded in Refranchising (gain) loss.

The $15 million of impairment charges in Closures and impairment (income) expenses recorded in both the quarter and year to date ended June 11, 2011 resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs. The $7 million of impairment charges in Refranchising (gain) loss recorded in both the quarter and year to date ended June 11, 2011 related to writing down the assets of restaurants or restaurant groups offered for refranchising and deemed to be impaired on a held-for-use basis. The fair value measurements used in our impairment evaluation were based on estimates of the sales prices we anticipated receiving from a franchisee for the restaurant or restaurant groups.

In the year to date ended June 11, 2011, we recorded a $66 million impairment charge in Closure and impairment (income) expense to write down the trademarks and franchise contract rights of A&W and LJS as a result of our decision to sell those brands. The asset groups comprising these brands were deemed impaired on a held-for-use basis and the fair value measurements used in our impairment evaluations included an estimate of the sales prices we anticipated receiving from the sale of the brands (Level 2). We sold these businesses in the fourth quarter of 2011.

At June 16, 2012 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.5 billion (Level 2), compared to their carrying value of $3 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.
Note 14 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 16, 2012, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $650 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 16, 2012 was approximately $575 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at June 16, 2012 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants in the U.S. and, to a lesser extent, in connection with the Company’s refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $14 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at June 16, 2012.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool were $63 million at June 16, 2012 with an additional $17 million available for lending at June 16, 2012. We have determined that we are not required to consolidate this entity as we share the power to direct this entity's lending activity with other parties.

In addition to the guarantee program described above, YUM has provided guarantees of $29 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were approximately $49 million at June 16, 2012.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ loss exposures including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we self-insure the risks of loss up to defined maximum per occurrence retentions on a line-by-line basis.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially-determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of June 16, 2012 and December 31, 2011, we had liabilities recorded for self-insured property and casualty losses of $143 million and $140 million, respectively.

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

On January 29, 2010, the court granted plaintiffs’ class certification motion with respect to the unpaid overtime claims of RGMs and MTMs but denied class certification on the meal period claims. The court ruled that the case would be tried to the bench rather than a jury. Trial testimony began on February 14, 2012.

On June 1, 2012, the parties entered into a Memorandum of Understanding setting forth the terms upon which the parties agreed to settle this matter. On June 4, 2012, the court granted plaintiffs’ motion for Preliminary Approval of the Settlement. The Final Approval Hearing is scheduled for August 17, 2012. The incremental costs associated with the settlement were recorded in the quarter ended June 16, 2012.

Taco Bell was named as a defendant in a number of putative class action suits filed in 2007, 2008, 2009 and 2010 alleging violations of California labor laws including unpaid overtime, failure to timely pay wages on termination, failure to pay accrued vacation wages, failure to pay minimum wage, denial of meal and rest breaks, improper wage statements, unpaid business expenses, wrongful termination, discrimination, conversion and unfair or unlawful business practices in violation of California Business & Professions Code §17200. Plaintiffs also seek penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act and statutory “waiting time” penalties and allege violations of California’s Unfair Business Practices Act. Plaintiffs seek to represent a California state-wide class of hourly employees.

On May 19, 2009 the court granted Taco Bell’s motion to consolidate these matters, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint on June 29, 2009, and on March 30, 2010 the court approved the parties’ stipulation to dismiss the Company from the action. Plaintiffs filed their motion for class certification on the vacation and final pay claims on December 30, 2010, and the class certification hearing took place in June 2011. Taco Bell also filed a motion to stay the proceedings until the California Supreme Court ruled on two cases concerning meal and rest breaks, and the court granted Taco Bell’s motion to stay the meal and rest break claims on August 22, 2011. On September 26, 2011, the court issued its order denying the certification of the remaining vacation and final pay claims. On April 12, 2012, the California Supreme Court issued its ruling in Brinker Restaurant Corp. v. Superior Court of San Diego concerning meal and rest breaks. Thereafter, the court vacated the stay and ordered the parties to file briefs concerning certification of a class for the meal and rest break claims. A hearing is scheduled for August 3, 2012.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court. The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination, and seeks restitution and late payment penalties on behalf of herself and similarly situated employees. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case. The state court granted Taco Bell’s motion to stay the Rosales case on May 28, 2010. After the denial of class certification in the In Re Taco Bell Wage and Hour Actions, the court granted plaintiff leave to amend her lawsuit, which plaintiff filed and served on January 4, 2012. Taco Bell filed its responsive pleading on February 8, 2012, and plaintiff filed a Second Amended Complaint on March 15, 2012. Taco Bell again filed a responsive pleading and thereafter plaintiff filed a Third Amended Complaint on June 11, 2012. Taco Bell intends to answer the Third Amended Complaint and begin discovery.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 2, 2009, a putative class action, styled Domonique Hines v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties. Plaintiff is a former non-managerial KFC restaurant employee. KFC filed an answer denying plaintiff’s claims and allegations and removed the action to the United States District Court for the Southern District of California on October 29, 2009. Plaintiff filed a motion for class certification in May 2010, and the District Court granted plaintiff’s motion to certify a class on the meal and rest break claims but denied the motion to certify a class regarding alleged off-the-clock work in October 2010. On November 1, 2010, KFC filed a motion requesting a stay of the case pending a decision from the California Supreme Court regarding the applicable standard for employer provision of meal and rest breaks. In January 2011, the District Court stayed the entire action pending a decision from the California Supreme Court in Brinker Restaurant Corp. v. Superior Court of San Diego. Subsequent to the California Supreme Court’s decision in April 2012, the stay was vacated. On May 25, 2012, KFCC filed a motion to decertify the class in light of the Brinker decision. KFC’s motion will be heard on August 20, 2012.

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

On December 16, 2009, the court denied Taco Bell’s motion for summary judgment on the ADA claims and ordered plaintiff to file a definitive list of remaining issues and to select one restaurant to be the subject of a trial. The exemplar trial for that restaurant began on June 6, 2011. The trial was bifurcated and the first stage addressed whether violations existed at the restaurant. Twelve alleged violations of the ADA and state law were tried. On October 5, 2011, the court issued its trial decision. The court found liability for the twelve items, finding that they were once out of compliance with applicable state and/or federal accessibility standards. The court also found that classwide injunctive relief is warranted. The court declined to order injunctive relief at this time, however, citing the pendency of Taco Bell’s motions to decertify both the injunctive and damages class. In a separate order, the court vacated the date previously set for an exemplar trial for damages on the single restaurant.

On June 20, 2011, the United States Supreme Court issued its ruling in Wal-Mart Stores, Inc. v. Dukes. The Supreme Court held that the class in that case was improperly certified. The same legal theory was used to certify the class in the Moeller case, and Taco Bell filed a motion to decertify the class on August 3, 2011. During the exemplar trial, the court observed that the restaurant had been in full compliance with all laws since March 2010, and Taco Bell argues in its decertification motion that, in light of the decision in the Dukes case, no damages class can be certified and that injunctive relief is not appropriate, regardless of class status. On October 19, 2011, plaintiffs filed a motion to amend the certified class to include a damages class. Briefing on Taco Bell’s motion to decertify and plaintiffs’ motion to amend the class is complete. No hearing has been scheduled by the court.

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

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado. The complaint alleged that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law. On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers. However, on March 11, 2010, the court granted Pizza Hut’s pending motion to dismiss for failure to state a claim, with leave to amend. On March 31, 2010, plaintiffs filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserted state-law class action claims under the laws of sixteen different states. Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time. On August 9, 2010, the court granted plaintiffs’ motion to amend. Pizza Hut filed another motion to dismiss the Second Amended Complaint. On July 15, 2011, the Court granted Pizza Hut’s motion with respect to plaintiffs’ state law claims, but allowed the FLSA claims to go forward. Plaintiffs filed their Motion for Conditional Certification on August 31, 2011, and the Court granted plaintiffs’ motion April 21, 2012. The opt-in period will close on August 23, 2012.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the United States District Court for the District of Colorado. The plaintiff seeks to represent a nationwide class, with the exception of California, of salaried assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours worked in a week. The plaintiff also purports to represent a separate class of Colorado assistant managers under Colorado state law, which provides for daily overtime after 12 hours worked in a day. The Company has been dismissed from the case without prejudice. Taco Bell filed its answer on September 20, 2010, and the parties commenced class discovery, which is currently on-going. On September 16, 2011, plaintiffs filed their motion for conditional certification under the FLSA. The plaintiffs did not move for certification of a separate class of Colorado assistant managers under Colorado state law. The court heard the motion on January 10, 2012, granted conditional certification and ordered the notice of the opt-in class be sent to the putative class members. The notice was sent to class members on February 24, 2012, and the opt-in period ended on May 21, 2012. Approximately 488 individuals submitted opt-in forms. After further discovery, Taco Bell plans to seek decertification of the class.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

We are engaged in various other legal proceedings and have certain unresolved claims pending, the ultimate liability for which, if any, cannot be determined at this time. However, based upon consultation with legal counsel, we are of the opinion that such proceedings and claims are not expected to have a material adverse effect, individually or in the aggregate, on our consolidated financial statements.

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

•
System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants that operate our concepts, except for the franchise restaurants of Little Sheep for which we do not receive a sales-based royalty.  Sales of franchise, unconsolidated affiliate and license restaurants, other than Little Sheep franchise restaurants, generate ongoing franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit development.

•	Same-store sales is the estimated growth in sales of all restaurants that have been open one year or more except for Little Sheep restaurants as they were previously not in the YUM system.

•
Company restaurant profit is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Company restaurant profit divided by Company sales.

•	Operating margin is defined as Operating Profit divided by Total revenues.

All Note references herein refer to the accompanying Notes to the Condensed Consolidated Financial Statements.  Tabular amounts are displayed in millions except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Description of Business

YUM is the world’s largest restaurant company based on number of system units, with nearly 38,000 units in more than 120 countries and territories operating primarily under the KFC, Pizza Hut and Taco Bell brands.  The Company’s primary restaurant brands – KFC, Pizza Hut and Taco Bell – are the global leaders in the quick-service chicken, pizza and Mexican-style food categories, respectively.  Of the nearly 38,000 restaurants, 74% are operated by franchisees and unconsolidated affiliates, 20% are operated by the Company and 6% are operated by licensees.

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

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurants, respectively, in mainland China.  Additionally, the Company owns and operates the distribution system for its KFC and Pizza Hut restaurants in China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and making progress with the emerging restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Additionally, on February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Limited ("Little Sheep"), a leading casual dining concept in China,which brought our total ownership to 93% of the business. Our ongoing earnings growth model in China includes double digit percentage unit growth, system sales growth of at least 13%, same-store sales growth of at least 5% and moderate leverage of our General and Administrative (“G&A”) infrastructure, which we expect to drive Operating Profit growth of 15%.

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

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders through dividends and share repurchases.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  As of June 16, 2012, the Company’s dividend and share repurchase programs have returned over $2.4 billion and $7.0 billion to shareholders, respectively, since 2004.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend at a double-digit rate each year since inception in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual expectations for the next several years.  Details of our 2012 Guidance by division as presented on December 7, 2011 can be found online at http://www.yum.com.

Quarter Ended June 16, 2012 Highlights

•	Second-quarter EPS grew 1% to $0.67 per share, excluding Special Items; Reported EPS for the quarter was $0.69.

•
Worldwide operating profit, excluding Special Items, grew 7% prior to foreign currency translation, including 26% in the U.S. and 6% at YRI. Operating profit declined 4% in China. Worldwide operating profit increased 8% after foreign currency translation.

•
Worldwide restaurant margin, excluding Special Items, declined 0.6 percentage points to 15.2%, including declines of 4.1 percentage points in China and 1.1 percentage points at YRI. Restaurant margin increased 5.8 percentage points in the U.S.

•	Worldwide system sales grew 8% prior to foreign currency translation, including 27% in China, 7% at YRI and 1% in the U.S.

◦
Excluding the acquisition of Little Sheep and the 2011 divestiture of Long John Silver's and A&W All-American Restaurants, worldwide system sales growth was 10%, including 23% in China, 8% at YRI and 7% in the U.S.

•	Same-store sales grew 10% in China, 4% at YRI and 7% in the U.S.

•	International development of 342 new restaurants including 160 new units in China and 172 new units at YRI; 81% of this development occurred in emerging markets.

•	Worldwide effective tax rate prior to Special Items increased to 23.9% from 16.7%. The increase in the tax rate negatively impacted EPS growth by 10 percentage points.

•	The resolution of a California employment lawsuit at Taco Bell resulted in a pre-tax charge of $17 million to the U.S. division for the quarter, or $0.02 of EPS.

All preceding comparisons are versus the same period a year ago.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended				Year to date
	6/16/2012	6/11/2011	% B/(W)		6/16/2012	6/11/2011	% B/(W)
Company sales	$2,762	$2,431	14		$5,106	$4,482	14
Franchise and license fees and income	406	385	6		805	759	6
Total revenues	$3,168	$2,816	12		$5,911	$5,241	13
Company restaurant profit	$423	$386	9		$863	$746	16

% of Company sales	15.3%	15.9%	(0.6)	ppts.	16.9%	16.7%	0.2	ppts.

Operating Profit	$473	$419	13		$1,118	$820	36
Interest expense, net	38	35	(4)		75	78	6
Income tax provision	102	62	(64)		249	153	(63)
Net Income – including noncontrolling interests	$333	$322	4		$794	$589	35
Net Income – noncontrolling interests	2	6	78		5	9	49
Net Income – YUM! Brands, Inc.	$331	$316	5		$789	$580	36

Diluted earnings per share (a)	$0.69	$0.65	6		$1.65	$1.20	38

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended June 16, 2012 and June 11, 2011 and/or could impact comparability with the remainder of our results in 2012 or beyond.  Certain of these factors were previously discussed in our 2011 Form 10-K.

Special Items

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results in 2012 and 2011 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including the U.S. refranchising gain (loss) and certain Other Special Items (see below), the gain on the acquisition of Little Sheep, the loss associated with the planned refranchising of the Pizza Hut UK dine-in business and the losses and other costs in 2011 relating to our decision to divest the Long John Silver's ("LJS") and A&W All American Food Restaurants ("A&W") brands. Other Special Items include the depreciation reductions from Pizza Hut U.K. and KFC U.S. restaurants impaired upon our decision and/or offer to refranchise that remained Company stores for some or all of the periods presented, gains from real estate sales related to our previously refranchised Mexico business and charges relating to U.S. G&A productivity initiatives and realignment of resources.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters and years to date ended June 16, 2012 and June 11, 2011 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended		Year to date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Detail of Special Items
U.S. Refranchising gain (loss)	$9	$(8)	54	$(7)
Gain upon acquisition of Little Sheep	—	—	74	—
Loss associated with the planned refranchising of the Pizza Hut UK dine-in business	(2)	—	(23)	—
Losses and other costs relating to the LJS and A&W divestitures	—	(1)	—	(69)
Other Special Items	7	3	10	5
Total Special Items Income (Expense)	14	(6)	115	(71)
Tax Benefit (Expense) on Special Items(a)	(2)	2	(9)	26
Special Items Income (Expense), net of tax	$12	$(4)	$106	$(45)
Average diluted shares outstanding	477	484	478	485
Special Items diluted EPS	$0.02	$(0.01)	$0.22	$(0.09)

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$459	$425	$1,003	$891
Special Items Income (Expense)	14	(6)	115	(71)
Reported Operating Profit	$473	$419	$1,118	$820

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.67	$0.66	$1.43	$1.29
Special Items EPS	0.02	(0.01)	0.22	(0.09)
Reported EPS	$0.69	$0.65	$1.65	$1.20

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	23.9%	16.7%	25.9%	22.1%
Impact on Tax Rate as a result of Special Items(a)	(0.2)%	(0.3)%	(2.0)%	(1.4)%
Reported Effective Tax Rate	23.7%	16.4%	23.9%	20.7%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

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

In the quarters ended June 16, 2012 and June 11, 2011, we recorded net pre-tax gains of $9 million and net pre-tax losses of $8 million, respectively, from refranchising in the U.S.  In the years to date ended June 16, 2012 and June 11, 2011, we recorded net pre-tax gains of $54 million and net pre-tax losses of $7 million, respectively, from refranchising in the U.S. The gains in the quarter and year to date ended June 16, 2012 were primarily related to the refranchising of Taco Bells. Refranchising activity is more fully discussed in Note 4 and the Store Portfolio Strategy Section of this MD&A.

As a result of the non-cash impairment charges recorded primarily in 2010 related to our offers to refranchise Company operated KFC restaurants in the U.S., depreciation expense decreased versus what would have otherwise been recorded by $1 million and $2 million in the quarter and year to date ended June 16, 2012, respectively and $3 million and $6 million in the quarter and year to date ended June 11, 2011, respectively, for such restaurants that remained Company units during some or all of the periods presented.  This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants.  The depreciation reduction is classified as Other Special Items in the table above.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) we recorded pre-tax charges of $1 million in both the years to date ended June 16, 2012 and June 11, 2011. These amounts are classified as Other Special Items in the table above.

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

Under the equity method of accounting, we previously reported our 27% share of the net income of Little Sheep as Other (income) expense in the Consolidated Statements of Income. From the date of the acquisition, we have reported the results of operations for the entity in the appropriate line items of our Consolidated Statement of Income.  We no longer report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner's ownership percentage is recorded as Net Income - noncontrolling interest. Little Sheep reports on a one month lag and, as a result, their consolidated results are included in the China Division from the beginning of the quarter ended June 16, 2012. The consolidation of Little Sheep increased China Division revenues by 4% and 2% for the quarter and year to date ended June 16, 2012 versus the prior year periods, respectively. Other than the $74 million non-cash gain discussed above, the consolidation of Little Sheep was not significant to Operating Profit or Net Income - YUM! Brands, Inc. for the quarter and year to date ended June 16, 2012. We expect the consolidation of Little Sheep to increase China revenues by approximately 4% in 2012. We do not expect any significant impact to Operating Profit for the remainder of 2012 from the consolidation of Little Sheep compared to the income we recognized under the equity method of accounting when our ownership was 27% in 2011.

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

Based on bids received in 2012, we recorded an additional non-cash pre-tax impairment charge of $20 million to Refranchising (gain) loss in the quarter ended March 24, 2012. While we continue to market the Pizza Hut dine-in restaurants in the UK for sale, the asset group continues not to meet all of the held for sale criteria as of June 16, 2012. It is reasonably possible that the restaurants will be refranchised with terms that include incentives provided to the buyer that could result in an additional charge upon closing.

These impairment charges decreased depreciation expense versus what would have otherwise been recorded by $3 million and $6 million for the quarter and year to date ended June 16, 2012, respectively. Neither the impairment charges nor the depreciation reduction were allocated to the YRI segment, resulting in depreciation expense in the YRI segment results continuing to be recorded at the rate at which it was prior to these impairment charges being recorded for these restaurants. The depreciation reduction is classified as Other Special Items in the table above.

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

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates ("FX rates") positively impacted the translation of our foreign currency denominated Operating Profit in our China Division by $6 million and $18 million for the quarter and year to date ended June 16, 2012, respectively, while FX rates negatively impacted Operating profit in our YRI Division by $5 million and $8 million for the quarter and year to date ended June 16, 2012, respectively.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  In the U.S., we are targeting Company ownership of KFC, Pizza Hut and Taco Bell restaurants of 10% or slightly less, down from its current level of 12%, with our primary remaining focus being refranchising at KFC and Taco Bell to about 5% and 16% Company ownership, respectively. Consistent with this strategy, 164 Company restaurants in the U.S. were sold to franchisees in the year to date ended June 16, 2012. As described above, we have offered for refranchising all remaining Company-owned restaurants in the Pizza Hut UK dine-in business.

The following table summarizes our worldwide refranchising activities:

	Quarter ended		Year to date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Number of units refranchised	61	112	200	133
Refranchising proceeds, pre-tax	$30	$35	$132	$49
Refranchising (gain) loss, pre-tax	$(13)	$5	$(39)	$3

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

The following table summarizes the impact of refranchising on Total revenues as described above:

	Quarter ended 6/16/2012
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(11)	$(20)	$(140)	$—	$(171)
Increased Franchise and license fees and income	2	2	10	—	14
Decrease in Total revenues	$(9)	$(18)	$(130)	$—	$(157)

	Year to date 6/16/2012
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(20)	$(40)	$(251)	$—	$(311)
Increased Franchise and license fees and income	4	4	18	—	26
Decrease in Total revenues	$(16)	$(36)	$(233)	$—	$(285)

The following table summarizes the impact of refranchising on Operating Profit as described above:

	Quarter ended 6/16/2012
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(1)	$(1)	$(13)	$—	$(15)
Increased Franchise and license fees and income	2	2	10	—	14
Increased Franchise and license expenses	(1)	(1)	(1)	—	(3)
Decreased G&A	—	1	2	—	3
Increase (decrease) in Operating Profit	$—	$1	$(2)	$—	$(1)

	Year to date 6/16/2012
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(3)	$(3)	$(20)	$—	$(26)
Increased Franchise and license fees and income	4	4	18	—	26
Increased Franchise and license expenses	(2)	(2)	(2)	—	(6)
Decreased G&A	—	1	4	—	5
Increase (decrease) in Operating Profit	$(1)	$—	$—	$—	$(1)

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

The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $200 million. Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006. The potential additional taxes for these later years, through 2011, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $350 million plus net interest of approximately $25 million.

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

Restaurant Unit Activity

Worldwide	Franchisees	Company (a)	UnconsolidatedAffiliates	Total Excluding Licensees (a)
Beginning of year	26,928	7,437	587	34,952
New Builds	359	352	28	739
Acquisitions (b)	275	200	—	475
Refranchising	200	(200)	—	—
Closures	(283)	(56)	(2)	(341)
Other	(3)	—	—	(3)
End of quarter(b)	27,476	7,733	613	35,822
% of Total	77%	21%	2%	100%

China	Franchisees	Company (a)	UnconsolidatedAffiliates	Total Excluding Licensees(a)
Beginning of year	201	3,705	587	4,493
New Builds	4	296	28	328
Acquisitions (b)	277	198	—	475
Refranchising	13	(13)	—	—
Closures	(10)	(33)	(2)	(45)
Other	—	—	—	—
End of quarter(b)	485	4,153	613	5,251
% of Total	9%	79%	12%	100%

YRI	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	12,476	1,511	—	13,987
New Builds	269	26	—	295
Acquisitions	(2)	2	—	—
Refranchising	23	(23)	—	—
Closures	(160)	(15)	—	(175)
Other	(2)	—	—	(2)
End of quarter	12,604	1,501	—	14,105
% of Total	89%	11%	—%	100%

United States	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	13,867	2,139	—	16,006
New Builds	74	26	—	100
Acquisitions	—	—	—	—
Refranchising	164	(164)	—	—
Closures	(110)	(8)	—	(118)
Other	(1)	—	—	(1)
End of quarter	13,994	1,993	—	15,987
% of Total	88%	12%	—%	100%

India	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	384	82	—	466
New Builds	12	4	—	16
Acquisitions	—	—	—	—
Refranchising	—	—	—	—
Closures	(3)	—	—	(3)
Other	—	—	—	—
End of quarter	393	86	—	479
% of Total	82%	18%	—%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,150, 126 and 2,024 licensed units, respectively, at June 16, 2012.  While there are no licensed units in China, we have excluded from the Worldwide and China totals 7 Company-owned units that are similar to licensed units.   The units excluded offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As license units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information at this time.

(b)	Reflects 475 Little Sheep units acquired on February 1, 2012.

System Sales Growth

The following table details the key drivers of system sales growth for each reportable segment for the quarter.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 6/16/12 vs. Quarter ended 6/11/11
	China	YRI	U.S.	India	Worldwide
Same-store sales growth (decline)	10%	4%	7%	7%	6%
Net unit growth and other(a)	17	3	(6)	25	2
Foreign currency translation	4	(3)	—	(13)	(1)
% Change	31%	4%	1%	19%	7%
% Change, excluding forex	27%	7%	1%	32%	8%

	Year to date 6/16/12 vs. Year to date 6/11/11
	China	YRI	U.S.	India	Worldwide
Same store sales growth (decline)	12%	4%	6%	7%	6%
Net unit growth and other(b)	16	3	(5)	26	2
Foreign currency translation	4	(2)	—	(14)	(1)
% Change	32%	5%	1%	19%	7%
% Change, excluding forex	28%	7%	1%	33%	8%

(a)
Includes a 1% and 6% negative impact for YRI and the U.S., respectively, related to the divestiture of the LJS and A&W brands and a 4% positive impact for China related to the acquisition of Little Sheep. Combined these items had a 2% net negative impact for Worldwide system sales for the quarter ended June 16, 2012.

(b)
Includes a 1% and 5% negative impact for YRI and theU.S., respectively, related to the divestiture of the LJS and A&W brands and a 2% positive impact for China related to the acquisition of Little Sheep. Combined these items had a 2% net negative impact for Worldwide system sales for the year to date ended June 16, 2012.

Company Operated Store Results

The following tables detail the key drivers of the quarter-over-quarter and year-over-year changes of Company sales and Restaurant profit for each reportable segment.  Store portfolio actions represent the net impact of new unit openings, acquisitions, refranchisings and store closures on Company sales and Restaurant profit.  The impact of new unit openings and acquisitions represent the actual Company sales and Restaurant profit for the periods the Company operated the restaurants in the current year but did not operate them in the prior year.  The impact of refranchisings and store closures represent the actual Company sales and Restaurant profit for the periods in the prior year while the Company operated the restaurants but did not operate them in the current year.

The dollar changes in Company sales and Restaurant profit were as follows:

China
	Quarter ended
Income / (Expense)	6/11/2011	Store Portfolio Actions	Other	FX	6/16/2012
Company sales	$1,164	$210	$113	$48	$1,535
Cost of sales	(397)	(77)	(45)	(17)	(536)
Cost of labor	(191)	(51)	(42)	(9)	(293)
Occupancy and other	(347)	(79)	(26)	(14)	(466)
Restaurant profit	$229	$3	$—	$8	$240
Restaurant Margin	19.7%				15.6%

	Year to date
Income / (Expense)	6/11/2011	Store Portfolio Actions	Other	FX	6/16/2012
Company sales	$2,057	$332	$245	$100	$2,734
Cost of sales	(706)	(119)	(89)	(35)	(949)
Cost of labor	(314)	(75)	(75)	(17)	(481)
Occupancy and other	(584)	(121)	(49)	(28)	(782)
Restaurant profit	$453	$17	$32	$20	$522
Restaurant Margin	22.0%				19.1%

In the quarter ended June 16, 2012, the increase in China Company sales and Restaurant profit associated with store portfolio actions was primarily driven by new unit development and the acquisition of Little Sheep, partially offset by restaurant closures.  Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 10% offset by wage rate inflation of 13%, commodity inflation of 6% and higher rent and utilities.

In the year to date ended June 16, 2012, the increase in China Company sales and Restaurant profit associated with store portfolio actions was primarily driven by new unit development and the acquisition of Little Sheep, partially offset by restaurant closures.  Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 12% partially offset by wage rate inflation of 15%, commodity inflation of 7% and higher rent and utilities.

YRI
	Quarter ended
Income / (Expense)	6/11/2011	Store Portfolio Actions	Other	FX	6/16/2012
Company sales	$549	$34	$12	$(18)	$577
Cost of sales	(173)	(17)	(5)	6	(189)
Cost of labor	(142)	(4)	(4)	5	(145)
Occupancy and other	(164)	(7)	(9)	5	(175)
Restaurant profit	$70	$6	$(6)	$(2)	$68
Restaurant Margin	12.9%				11.8%

	Year to date
Income / (Expense)	6/11/2011	Store Portfolio Actions	Other	FX	6/16/2012
Company sales	$1,016	$64	$31	$(25)	$1,086
Cost of sales	(317)	(34)	(14)	9	(356)
Cost of labor	(263)	(7)	(11)	6	(275)
Occupancy and other	(306)	(14)	(12)	7	(325)
Restaurant profit	$130	$9	$(6)	$(3)	$130
Restaurant Margin	12.9%				12.0%

In the quarter and year to date ended June 16, 2012, the increase in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by the acquisition of restaurants in South Africa in the fourth quarter of 2011 and new unit development partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 2% and 3% in the quarter and year to date ended June 16, 2012, respectively, which was more than offset by the combination of commodity and wage inflation and increased rent and utilities. From an individual market standpoint, increased costs in Thailand and sales de-leverage in France negatively impacted overall YRI margins.

U.S.
	Quarter ended
Income / (Expense)	6/11/2011	Store Portfolio Actions	Other	FX	6/16/2012
Company sales	$703	$(124)	$51	N/A	$630
Cost of sales	(216)	41	(7)	N/A	(182)
Cost of labor	(213)	38	(7)	N/A	(182)
Occupancy and other	(191)	37	(2)	N/A	(156)
Restaurant profit	$83	$(8)	$35	N/A	$110
Restaurant Margin	11.7%				17.5%

	Year to date
Income / (Expense)	6/11/2011	Store Portfolio Actions	Other	FX	6/16/2012
Company sales	$1,384	$(219)	$87	N/A	$1,252
Cost of sales	(421)	73	(16)	N/A	(364)
Cost of labor	(429)	68	(14)	N/A	(375)
Occupancy and other	(379)	67	(1)	N/A	(313)
Restaurant profit	$155	$(11)	$56	N/A	$200
Restaurant Margin	11.2%				16.0%

In the quarter and year to date ended June 16, 2012, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were same-store sales growth of 9% and 7% in the quarter and year to date ended June 16, 2012, respectively, combined with the positive impact of sales mix shifts, partially offset by higher restaurant-level incentive compensation costs.

Franchise and License Fees and Income

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	6/16/2012	6/11/2011
China	$21	$16	38	33
YRI	193	186	4	7
U.S.	188	180	4	N/A
India	4	3	13	25
Worldwide	$406	$385	6	7

	Year to date		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	6/16/2012	6/11/2011
China	$40	$29	39	33
YRI	392	372	5	8
U.S.	366	352	4	N/A
India	7	6	13	24
Worldwide	$805	$759	6	7

China Franchise and license fees and income for the quarter and year to date ended June 16, 2012 was positively impacted by 12% and 13%, respectively, due to refranchising. Excluding the impacts of refranchising and foreign currency translation, the increases in the quarter and year to date ended June 16, 2012 were driven by positive franchise same-store sales and new unit development.

YRI Franchise and license fees and income for the quarter and year to date ended June 16, 2012 was positively impacted by 1% due to refranchising. Excluding the impacts of refranchising and foreign currency translation, the increases in the quarter and year to date ended June 16, 2012 were driven by new unit development and positive franchise same-store sales, partially offset by the impacts of closures and the Company's acquisitions of franchise restaurants.

U.S. Franchise and license fees and income for the quarter and year to date ended June 16, 2012 was negatively impacted by 6% due to the divestitures of the LJS and A&W brands and was positively impacted by 5% due to the impact of refranchising. Excluding the impacts of those divestitures and refranchising, the increases in the quarter and year to date ended June 16, 2012 were driven by positive franchise same-store sales and new unit development, partially offset by franchise store closures.

General and Administrative Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	6/16/2012	6/11/2011
China	$81	$67	23	19
YRI	102	91	10	13
U.S.	116	102	13	N/A
India	6	6	32	47
Unallocated	41	42	(4)	N/A
Worldwide	$346	$308	12	13

	Year to date		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	6/16/2012	6/11/2011
China	$129	$104	25	21
YRI	184	167	9	11
U.S.	212	203	4	N/A
India	10	9	24	40
Unallocated	83	80	3	N/A
Worldwide	$618	$563	10	10

The increase in China G&A expenses for the quarter and year to date ended June 16, 2012, excluding the impact of foreign currency translation, was driven by increased compensation costs due to higher headcount and wage inflation and additional G&A from the Little Sheep acquisition.

The increase in YRI G&A expenses for the quarter and year to date ended June 16, 2012, excluding the impact of foreign currency translation, was driven by increased investment in strategic growth markets, including the acquisition of restaurants in South Africa in 2011 and headquarter restructuring costs.

The increase in U.S. G&A expenses for the quarter and year to date ended June 16, 2012 was driven by higher litigation, including settlement charges of $17 million, and pension and incentive compensation costs, partially offset by the divestiture of the LJS and A&W brands and our restaurant refranchising initiatives.

The decrease in Unallocated G&A expenses for the quarter ended June 16, 2012 was driven primarily by lower compensation, meeting and convention costs and lapping costs related to the divestiture of the LJS and A&W brands partially offset by higher pension costs.

The increase in Unallocated G&A expenses for the year to date ended June 16, 2012 was driven primarily by higher pension and incentive compensation costs partially offset by lapping costs related to the divestiture of the LJS and A&W brands.

Worldwide Other (Income) Expense

	Quarter ended		Year to date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Equity income from investments in unconsolidated affiliates	$(9)	$(11)	$(22)	$(27)
Gain upon acquisition of Little Sheep(a)	—	—	(74)	—
Foreign exchange net (gain) loss and other(b)	2	(2)	10	(5)
Other (income) expense	$(7)	$(13)	$(86)	$(32)

(a)	See Note 4 for further discussion of the acquisition of Little Sheep.

(b)	Includes $6 million for the year to date ended June 16, 2012 of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of Refranchising (gain) loss and Store Closure and Impairment Activity by reportable operating segment.

Operating Profit

	Quarter ended				Year to date
	6/16/2012	6/11/2011	% B/(W)		6/16/2012	6/11/2011	% B/(W)
China	$182	$182	—		$438	$397	10
YRI	150	146	3		318	304	5
U.S.	166	132	26		324	255	27
India	(2)	(1)	NM		(1)	(1)	NM
Unallocated and corporate expenses	(41)	(41)	2		(83)	(79)	4
Unallocated Occupancy and other	5	3	69		9	6	53
Unallocated Closures and impairment expenses	—	—	—		—	(66)	NM
Unallocated Other income (expense)	—	3	89		74	7	NM
Unallocated Refranchising gain (loss)	13	(5)	NM		39	(3)	NM
Operating Profit	$473	$419	13		$1,118	$820	36
China Operating margin	11.6%	15.4%	(3.8)	ppts.	15.8%	19.0%	(3.2)	ppts.
YRI Operating margin	19.5%	19.9%	(0.4)	ppts.	21.5%	21.9%	(0.4)	ppts.
U.S. Operating margin	20.4%	15.0%	5.4	ppts.	20.1%	14.8%	5.3	ppts.

China Division Operating Profit was flat in the quarter ended June 16, 2012, including a 4% favorable impact from foreign currency translation. Excluding the favorable impact from foreign currency translation, China Division Operating Profit decreased 4% in the quarter ended June 16, 2012. The decrease was driven by higher restaurant operating costs and G&A expenses, partially offset by the impact of same-store sales growth and new unit development.

China Division Operating Profit increased 10% in the year to date ended June 16, 2012, including a 4% favorable impact from foreign currency translation. Excluding the favorable impact from foreign currency translation, China Division Operating Profit increased 6% in the year to date ended June 16, 2012. The increase was driven by the impact of same-store sales growth and new unit development, partially offset by higher restaurant operating costs and G&A expenses. Leap year added an extra day in the year to date ended June 16, 2012 and resulted in an additional $5 million of Operating Profit. This was offset by deal costs related to the acquisition of Little Sheep.

YRI Division Operating Profit increased 3% and 5% in the quarter and year to date ended June 16, 2012, respectively, including a 3% and 2% unfavorable impact from foreign currency translation in the quarter and year to date ended June 16, 2012, respectively.

Excluding the unfavorable impacts from foreign currency translation, YRI Division Operating Profit increased 6% and 7% in the quarter and year to date ended June 16, 2012, respectively. The increases were driven by the impact of system same-store sales growth and new unit development and lower closure and impairment expenses, partially offset by higher restaurant operating costs and G&A expenses.

U.S. Operating Profit increased 26% and 27% in the quarter and year to date ended June 16, 2012, respectively. The increases in the quarter and year to date ended June 16, 2012 were driven by the impacts of system same-store sales growth, lower closure and impairment expenses and new unit development, partially offset by higher G&A expenses. For the quarter and year to date ended June 16, 2012, the impact of the LJS and A&W divestitures on Operating Profit was negligible as lower franchise revenues were offset by the related decrease in G&A and franchise and license expenses.

Unallocated Occupancy and other for the quarter and year to date ended June 16, 2012 and June 11, 2011 represents the depreciation reduction recognized as a result of our decisions to refranchise Company operated Pizza Hut dine-in restaurants in the UK (see Note 4) and Company operated KFC restaurants in the U.S.

Unallocated Closure and impairment expenses for the year to date ended June 11, 2011 represents a non-cash impairment charge of $66 million related to our decision to divest the LJS and A&W businesses.

Unallocated Other income (expense) for the year to date ended June 16, 2012 includes a non-cash gain of $74 million related to our acquisition of Little Sheep. See Note 4.

Unallocated Refranchising gain (loss) for the quarter and year to date ended June 16, 2012 includes pre-tax gains of $9 million and $54 million, respectively, related to our U.S. refranchising. Additionally, the year to date ended June 16, 2012 includes a pre-tax non-cash impairment charge of $20 million related to our planned refranchising of our remaining Company operated Pizza Hut dine-in restaurants in the UK. See Note 4.

Interest Expense, Net

	Quarter ended			Year to date
	6/16/2012	6/11/2011	% B/(W)	6/16/2012	6/11/2011	% B/(W)
Interest expense	$42	$41	—	$82	$89	9
Interest income	(4)	(6)	(24)	(7)	(11)	(34)
Interest expense, net	$38	$35	(4)	$75	$78	6

Interest expense was flat for the quarter ended June 16, 2012 due to higher average borrowings compared to the prior year quarter, offset by lower interest rates. Interest expense decreased 9% for the year to date ended June 16, 2012 due to lower interest rates and lower average borrowings outstanding compared to the prior year to date.

Income Taxes

	Quarter ended		Year to date
	6/16/2012	6/11/2011	6/16/2012	6/11/2011
Income taxes	$102	$62	$249	$153
Effective tax rate	23.7%	16.4%	23.9%	20.7%

Our effective tax rates are generally lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our second quarter 2012 rate was higher than the prior year primarily due to lapping the more favorable impact of changes to audit reserves in certain foreign jurisdictions.

Year to date, our effective tax rate was higher than the prior year due to lapping the favorable impact of the item mentioned above, and lapping prior year favorability resulting from the 37% tax benefit related to the $66 million non-cash impairment of LJS and A&W intangible assets in the first quarter 2011. This was partially offset by the positive impact in 2012 of the $74 million gain recognized upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense.

Consolidated Cash Flows

Net cash provided by operating activities was $924 million versus $923 million in 2011. Higher operating profit before Special Items was offset by the timing of cash payments for operating expenses and pension contributions.

Net cash used in investing activities was $596 million versus $579 million in 2011. The increase was primarily driven by the acquisition of Little Sheep and an increase in short-term investments, partially offset by of the release of restricted cash. See Note 4.

Net cash used in financing activities was $539 million versus $840 million in 2011. The decrease was driven by net borrowing activity year over year.

Consolidated Financial Condition

The changes in our Goodwill, Intangible assets, net, Restricted cash, Other liabilities and deferred credits, Investments in unconsolidated affiliates and Redeemable noncontrolling interest are primarily the result of the Little Sheep acquisition and related preliminary purchase price allocation. See Note 4.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new and existing restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of June 16, 2012 we also had approximately $1.2 billion in unused capacity under a revolving credit facility that expires in 2017.

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

We currently have investment-grade ratings from Standard & Poor’s Rating Services (BBB) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets if necessary.  Based on the amount and composition of our debt at June 16, 2012, which included no borrowings outstanding under our credit facilities, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the year to date ended June 16, 2012, we invested $406 million in capital spending, including approximately $244 million in the China Division, $95 million in the International Division, $62 million in the U.S. and $5 million in the India Division.

In the year to date ended June 16, 2012, we repurchased shares for $289 million.  At June 16, 2012, we had remaining capacity to repurchase up to approximately $650 million (excluding applicable transaction fees) of our outstanding Common Stock through May 2013 under the November 2011 authorization.

During the year to date ended June 16, 2012, we paid cash dividends of $262 million.  Additionally, on May 17, 2012 our Board of Directors approved a cash dividend of $0.285 per share of Common Stock, to be distributed on August 3, 2012 to shareholders of record at the close of business on July 13, 2012.  The Company is targeting an ongoing annual dividend payout ratio of 35% to 40% of net income.

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

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At June 16, 2012, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $88 million.  There were no borrowings outstanding under the Credit Facility at June 16, 2012. The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at June 16, 2012 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2012 through 2037 and interest rates ranging from 2.38% to 7.70%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $3 billion at June 16, 2012, including $263 million in Senior Unsecured Notes that were repaid in July 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 16, 2012 to the disclosures made in Item 7A of the Company’s 2011 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 16, 2012.

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

We have reviewed the accompanying condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (“YUM”) as of June 16, 2012, the related condensed consolidated statements of income and comprehensive income for the twelve and twenty-four weeks ended June 16, 2012 and June 11, 2011, and the related condensed consolidated statements of cash flows for the twenty-four weeks ended June 16, 2012 and June 11, 2011. These condensed consolidated financial statements are the responsibility of YUM's management.

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
July 23, 2012

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 16, 2012 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 4
3/25/12-4/21/12	105	$69.72	105	$853

Period 5
4/22/12-5/19/12	1,265	$70.55	1,265	$764

Period 6
5/20/12-6/16/12	1,726	$66.06	1,726	$649
Total	3,096	$68.02	3,096	$649

In January 2011, our Board of Directors authorized share repurchases, through June 30, 2012, of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.  During the quarter ended June 16, 2012, 1.6 million shares were repurchased, exhausting such authorization.

In November 2011, our Board of Directors authorized share repurchases through May 2013 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended June 16, 2012, 1.5 million shares were repurchased under this authorization.

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

YUM! BRANDS, INC.
(Registrant)

Date:	July 23, 2012	/s/ David E. Russell
Vice President, Corporate Controller
(Principal Accounting Officer)