Form 10-Q
period 2012-09-08
YUM BRANDS INC
filed 2012-10-16
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 8, 2012

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

 The number of shares outstanding of the Registrant’s Common Stock as of October 10, 2012 was 451,808,634 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to Date
Revenues	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Company sales	$3,142	$2,854	$8,248	$7,336
Franchise and license fees and income	427	420	1,232	1,179
Total revenues	3,569	3,274	9,480	8,515
Costs and Expenses, Net
Company restaurants
Food and paper	1,029	970	2,712	2,424
Payroll and employee benefits	650	600	1,786	1,609
Occupancy and other operating expenses	864	790	2,288	2,063
Company restaurant expenses	2,543	2,360	6,786	6,096
General and administrative expenses	332	310	950	873
Franchise and license expenses	32	41	84	104
Closures and impairment (income) expenses	4	25	9	113
Refranchising (gain) loss	(2)	66	(41)	69
Other (income) expense	(11)	(16)	(97)	(48)
Total costs and expenses, net	2,898	2,786	7,691	7,207
Operating Profit	671	488	1,789	1,308
Interest expense, net	32	32	107	110
Income Before Income Taxes	639	456	1,682	1,198
Income tax provision	161	67	410	220
Net Income – including noncontrolling interests	478	389	1,272	978
Net Income – noncontrolling interests	7	6	12	15
Net Income – YUM! Brands, Inc.	$471	$383	$1,260	$963

Basic Earnings Per Common Share	$1.02	$0.82	$2.72	$2.05

Diluted Earnings Per Common Share	$1.00	$0.80	$2.65	$1.99

Dividends Declared Per Common Share	$—	$—	$0.57	$0.50

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to Date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011

Net income - including noncontrolling interests	$478	$389	$1,272	$978
Other comprehensive income, net of tax
Foreign currency translation adjustment	(21)	2	(38)	126
Reclassification of pension and post-retirement losses to net income	15	8	46	24
Net unrealized gain (loss) on derivative instruments	—	(1)	—	—
Tax on other comprehensive income	(4)	(2)	(16)	(13)
Other comprehensive income, net of tax	(10)	7	(8)	137
Comprehensive income - including noncontrolling interests	468	396	1,264	1,115
Comprehensive income - noncontrolling interests	7	7	10	18
Comprehensive Income - Yum! Brands, Inc.	$461	$389	$1,254	$1,097

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/8/2012	9/3/2011
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$1,272	$978
Depreciation and amortization	429	426
Closures and impairment (income) expenses	9	113
Refranchising (gain) loss	(41)	69
Contributions to defined benefit pension plans	(46)	(12)
Gain upon acquisition of Little Sheep	(74)	—
Deferred income taxes	86	(72)
Equity income from investments in unconsolidated affiliates	(38)	(40)
Distributions of income received from unconsolidated affiliates	38	37
Excess tax benefits from share-based compensation	(52)	(33)
Share-based compensation expense	35	40
Changes in accounts and notes receivable	7	(19)
Changes in inventories	27	9
Changes in prepaid expenses and other current assets	(14)	(29)
Changes in accounts payable and other current liabilities	28	142
Changes in income taxes payable	86	55
Other, net	66	39
Net Cash Provided by Operating Activities	1,818	1,703

Cash Flows – Investing Activities
Capital spending	(678)	(553)
Proceeds from refranchising of restaurants	187	119
Acquisitions	(542)	(1)
Changes in restricted cash	300	(300)
Other, net	(14)	(5)
Net Cash Used in Investing Activities	(747)	(740)

Cash Flows – Financing Activities
Proceeds from long-term debt	—	349
Repayments of long-term debt	(280)	(662)
Short-term borrowings, three months or less, net	2	—
Revolving credit facilities, three months or less, net	10	—
Repurchase shares of Common Stock	(688)	(562)
Excess tax benefits from share-based compensation	52	33
Employee stock option proceeds	27	30
Dividends paid on Common Stock	(393)	(350)
Other, net	(52)	(33)
Net Cash Used in Financing Activities	(1,322)	(1,195)
Effect of Exchange Rates on Cash and Cash Equivalents	(5)	42
Net Decrease in Cash and Cash Equivalents	(256)	(190)
Cash and Cash Equivalents - Beginning of Period	1,198	1,426
Cash and Cash Equivalents - End of Period	$942	$1,236

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	9/8/2012	12/31/2011
ASSETS
Current Assets
Cash and cash equivalents	$942	$1,198
Accounts and notes receivable, net	302	286
Inventories	291	273
Prepaid expenses and other current assets	323	338
Deferred income taxes	108	112
Advertising cooperative assets, restricted	113	114
Total Current Assets	2,079	2,321

Property, plant and equipment, net	4,119	4,042
Goodwill	1,006	681
Intangible assets, net	713	299
Investments in unconsolidated affiliates	58	167
Restricted cash	—	300
Other assets	528	475
Deferred income taxes	471	549
Total Assets	$8,974	$8,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,828	$1,874
Income taxes payable	98	142
Short-term borrowings	18	320
Advertising cooperative liabilities	113	114
Total Current Liabilities	2,057	2,450

Long-term debt	3,003	2,997
Other liabilities and deferred credits	1,575	1,471
Total Liabilities	6,635	6,918

Redeemable noncontrolling interest	45	—

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 452 and 460 shares issued in 2012 and 2011, respectively	—	18
Retained earnings	2,450	2,052
Accumulated other comprehensive income (loss)	(253)	(247)
Total Shareholders’ Equity – YUM! Brands, Inc.	2,197	1,823
Noncontrolling interests	97	93
Total Shareholders’ Equity	2,294	1,916
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,974	$8,834

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2011 Form 10-K, our financial position as of September 8, 2012, and the results of our operations and comprehensive income for the quarters and years to date ended September 8, 2012 and September 3, 2011, and cash flows for the years to date ended September 8, 2012 and September 3, 2011. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Net Income – YUM! Brands, Inc.	$471	$383	$1,260	$963

Weighted-average common shares outstanding (for basic calculation)	460	469	463	471
Effect of dilutive share-based employee compensation	12	12	13	12
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	472	481	476	483
Basic EPS	$1.02	$0.82	$2.72	$2.05
Diluted EPS	$1.00	$0.80	$2.65	$1.99
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	3.5	4.8	3.0	3.9

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 8, 2012 and September 3, 2011, as indicated below.  All amounts exclude applicable transaction fees.

		Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2012		2011		2012		2011		2012
March 2010	March 2011	—		3,441		$—		$171		$—
January 2011	June 2012	2,787		7,235		188		374		—
November 2011	May 2013	7,986		—		514		—		236
Total		10,773	(a)	10,676	(b)	$702	(a)	$545	(b)	$236

(a)	Amount includes the effect of $14 million in share repurchases (0.2 million shares) with trade dates prior to September 8, 2012 but with settlement dates subsequent to September 8, 2012.

(b)
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

Under the equity method of accounting, we previously reported our 27% share of the net income of Little Sheep as Other (income) expense in the Consolidated Statements of Income. From the date of the acquisition, we have reported the results of operations for the entity in the appropriate line items of our Condensed Consolidated Statement of Income.  We no longer report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner's ownership percentage is recorded as Net Income - noncontrolling interest. Little Sheep reports on a one month lag, and as a result, their consolidated results are included in the China Division from the beginning of the quarter ended June 16, 2012. The consolidation of Little Sheep increased China Division revenues by 3% and decreased China Division Operating Profit by 1% for both the quarter and year to date ended September 8, 2012 versus the prior periods, respectively.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2011 would not have been significant.

Repayments and Issuances of Senior Unsecured Notes

On July 2, 2012, we repaid $263 million of Senior Unsecured Notes upon their maturity primarily with cash on hand.

On August 22, 2011, we issued $350 million aggregate principal amount of 3.75% Senior Unsecured Notes that are due on November 1, 2021.

On April 15, 2011, we repaid $650 million of Senior Unsecured Notes upon their maturity primarily with cash on hand.

LJS and A&W Divestitures

During the fourth quarter of 2011 we sold the Long John Silver's ("LJS") and A&W All American Food Restaurants ("A&W")brands to key franchise leaders and strategic investors in separate transactions. During the quarter and year to date ended September 3, 2011, we recognized $17 million and $86 million, respectively, of pre-tax losses and other costs primarily in Closures and impairment (income) expenses as a result of our decision to sell these businesses. Additionally, during the quarter ended September 3, 2011, we recognized $53 million of tax benefits primarily related to tax losses associated with the divestitures. In the full year 2011, these businesses contributed 5% and 1% to Franchise and license fees and income for the U.S. and YRI segments, respectively. While these businesses contributed 1% to both the U.S. and YRI segments' Operating Profit in full year 2011, the impact on our consolidated Operating Profit was not significant.

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended		Year to date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
China	$(3)	$(5)	$(7)	$(8)
YRI(a)	—	75	19	74
U.S.(b)	1	(4)	(53)	3
India	—	—	—	—
Worldwide	$(2)	$66	$(41)	$69

(a)
During the quarter ended September 3, 2011, we decided to refranchise or close all of our remaining company operated Pizza Hut dine-in restaurants in the UK market. While the asset group comprising approximately 350 stores we anticipate selling did not meet the criteria for held for sale classification as of September 3, 2011, our decision to sell was considered an impairment indicator. As such we reviewed the asset group for potential impairment and determined that its carrying value was not fully recoverable based upon our estimate of expected refranchising proceeds and holding period cash flows anticipated while we continue to operate the restaurants as company units.  Accordingly, we wrote the asset group down to our estimate of its fair value, which was based on the sales price we would expect to receive from a buyer.  This fair value determination considered current market conditions, trends in the Pizza Hut UK business, and prices for similar transactions in the restaurant industry and resulted in a non-cash pre-tax write down of $74 million which was recorded to Refranchising (gain) loss. The decision to refranchise or close all remaining Pizza Hut dine-in restaurants in the UK was considered to be a goodwill impairment indicator. We determined that the fair value of our Pizza Hut UK reporting unit exceeded its carrying value and as such there was no goodwill impairment.

Based on bids received in 2012, we recorded an additional non-cash pre-tax impairment charge of $20 million to Refranchising (gain) loss in the quarter ended March 24, 2012. While we continue to market the Pizza Hut dine-in restaurants in the UK for sale, the asset group continues not to meet all of the held for sale criteria as of the quarter ended September 8, 2012.

These impairment charges decreased depreciation expense versus what would have otherwise been recorded by $3 million and $9 million for the quarter and year to date ended September 8, 2012, respectively. Neither the impairment charges nor the depreciation reduction were allocated to the YRI segment, resulting in depreciation expense in the YRI segment results continuing to be recorded at the rate at which it was prior to these impairment charges being recorded for these restaurants.

(b)	The year to date ended September 8, 2012, U.S. Refranchising (gain) loss primarily relates to gains on the sales of Taco Bell restaurants.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below. This table excludes $16 million and $82 million of net losses recorded in the quarter and year to date ended September 3, 2011, respectively, related to the decision to divest the LJS and A&W businesses. These amounts were not allocated to segments for performance reporting purposes.

	Quarter ended September 8, 2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs (a)	$(1)	$1	$—	$—	$—
Store impairment charges	2	1	1	—	4
Closure and impairment (income) expenses	$1	$2	$1	$—	$4

	Quarter ended September 3, 2011
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs (a)	$(1)	$2	$(1)	$—	$—
Store impairment charges	1	7	1	—	9
Closure and impairment (income) expenses	$—	$9	$—	$—	$9

	Year to date ended September 8, 2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(3)	$(1)	$(2)	$—	$(6)
Store impairment charges	7	3	5	—	15
Closure and impairment (income) expenses	$4	$2	$3	$—	$9

	Year to date ended September 3, 2011
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(2)	$3	$2	$—	$3
Store impairment charges	5	15	8	—	28
Closure and impairment (income) expenses	$3	$18	$10	$—	$31

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

Note 5 - Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company in the first quarter of fiscal 2012. The measurement provisions of this ASU did not impact our financial statements and all necessary disclosures have been complied with in these Financial Statements.

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

Note 6 - Other (Income) Expense

	Quarter ended		Year to date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Equity income from investments in unconsolidated affiliates	$(16)	$(13)	$(38)	$(40)
Gain upon acquisition of Little Sheep	—	—	(74)	—
Foreign exchange net (gain) loss and other(a)	5	(3)	15	(8)
Other (income) expense	$(11)	$(16)	$(97)	$(48)

(a)	Includes $6 million for the year to date ended September 8, 2012 of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

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

	9/8/2012	12/31/2011
Accounts and notes receivable	$321	$308
Allowance for doubtful accounts	(19)	(22)
Accounts and notes receivable, net	$302	$286

Property, Plant and Equipment

	9/8/2012	12/31/2011
Property, plant and equipment, gross	$7,338	$7,267
Accumulated depreciation and amortization	(3,219)	(3,225)
Property, plant and equipment, net	$4,119	$4,042

Assets held for sale at September 8, 2012 and December 31, 2011 total $32 million and $24 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interests as of December 31, 2011	$93
Net Income – noncontrolling interests	12
Foreign currency translation adjustment	(2)
Dividends declared	(22)
Noncontrolling interests - Little Sheep acquisition(a)	16
Noncontrolling interests as of September 8, 2012	$97

(a)    Represents restaurant-level noncontrolling interests of Little Sheep's consolidated subsidiaries.

Note 8 - Short-term Borrowings and Long-term Debt

On March 22, 2012, the Company executed a five-year syndicated senior unsecured revolving credit facility (the “Credit Facility”) totaling $1.3 billion which replaced a syndicated senior unsecured revolving domestic credit facility in the amount of $1.15 billion and a syndicated revolving international credit facility of $350 million that were both set to expire in November 2012. The Credit Facility includes 24 participating banks with commitments ranging from $23 million to $115 million. Under the terms of the Credit Facility, the Company may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker's acceptances, where applicable.  At September 8, 2012, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $88 million and outstanding borrowings of $10 million. The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility depends upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company's strong balance sheet and cash flows we were able to comply with all debt covenant requirements at September 8, 2012 with a considerable amount of cushion.

The Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

Note 9 - Income Taxes

	Quarter ended		Year to date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Income taxes	$161	$67	$410	$220
Effective tax rate	25.1%	14.6%	24.4%	18.4%

Our effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our effective tax rate for the quarter ended September 8, 2012 was higher than the prior year primarily due to lapping the one-time $53 million tax benefit recognized as a result of tax losses associated with the LJS and A&W divestitures.

Year to date, our effective tax rate was higher than the prior year due to lapping the favorable impact of the item mentioned above and lapping favorability resulting from the 37% tax benefit related to the $82 million non-cash impairment of LJS and A&W intangible assets in the year to date ended September 3, 2011. This was partially offset by the positive impact of the $74 million gain recognized in 2012 upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense.

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006. The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries. The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $210 million. Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006. The potential additional taxes for these later years, through 2011, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $350 million plus net interest of approximately $25 million.

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

The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	9/8/2012	9/3/2011	9/8/2012	9/3/2011
China	$1,988	$1,600	$4,762	$3,686
YRI	769	779	2,247	2,167
U.S.	787	873	2,405	2,609
India	25	22	66	53
	$3,569	$3,274	$9,480	$8,515

	Quarter ended		Year to date
Operating Profit	9/8/2012	9/3/2011	9/8/2012	9/3/2011
China(a)	$374	$301	$812	$698
YRI	173	163	491	467
United States	162	143	486	398
India	—	—	(1)	(1)
Unallocated Occupancy and other(b)	3	2	12	8
Unallocated and corporate expenses	(41)	(43)	(124)	(122)
Unallocated Other income (expense)(c)	(2)	4	72	11
Unallocated impairment expense(d)	—	(16)	—	(82)
Unallocated Refranchising gain (loss)(e)	2	(66)	41	(69)
Operating Profit	$671	$488	$1,789	$1,308
Interest expense, net	(32)	(32)	(107)	(110)
Income Before Income Taxes	$639	$456	$1,682	$1,198

(a)
Includes equity income from investments in unconsolidated affiliates of $16 million and $13 million for the quarters ended September 8, 2012 and September 3, 2011, respectively, and $38 million and $40 million for the years to date ended September 8, 2012 and September 3, 2011, respectively.

(b)
Amounts represent depreciation reduction recognized as a result of our decisions to refranchise Company operated Pizza Hut dine-in restaurants in the UK (see Note 4) and Company operated KFC restaurants in the U.S.

(c)	Includes $74 million non-cash gain on acquisition of additional interest in Little Sheep for the year to date ended September 8, 2012. See Note 4.

(d)	Amounts represent impairment charges resulting from our decision to divest the LJS and A&W businesses in 2011. See Note 4.

(e)
Includes U.S. refranchising gains of $53 million partially offset by an impairment charge of $20 million related to our Pizza Hut UK dine-in business for the year to date ended September 8, 2012. Includes refranchising losses of $76 million related to our Pizza Hut UK dine-in business for the quarter and year to date ended September 3, 2011. See Note 4.

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant international pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Service cost	$6	$6	$—	$1
Interest cost	15	14	2	3
Expected return on plan assets	(17)	(16)	(2)	(3)
Amortization of net loss	15	7	—	—
Amortization of prior service cost	1	1	—	—
Net periodic benefit cost	$20	$12	$—	$1

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Service cost	$18	$17	$1	$4
Interest cost	45	44	6	7
Expected return on plan assets	(49)	(49)	(7)	(8)
Amortization of net loss	44	21	—	1
Amortization of prior service cost	1	1	—	—
Net periodic benefit cost	$59	$34	$—	$4

We made contributions of $33 million to the Plan during the year to date ended September 8, 2012. While we are not required to make further contributions to the Plan in 2012, we may choose to make additional discretionary contributions as part of our overall capital structure strategy. We contributed $11 million to our UK plans during the year to date ended September 8, 2012, and anticipate making additional contributions to the Pizza Hut UK plan of approximately $7 million in the fourth quarter of 2012.

Note 12 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At September 8, 2012, our interest rate derivative instruments outstanding had notional amounts of $300 million and have been designated as fair value hedges of a portion of our debt.  These fair value hedges meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item.  At September 8, 2012, foreign currency forward contracts outstanding had a total notional amount of $554 million.

The fair values of derivatives designated as hedging instruments as of September 8, 2012 and December 31, 2011 were:

	9/8/2012	12/31/2011	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$—	$10	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	26	22	Other assets
Foreign Currency Forwards - Asset	27	3	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	—	(1)	Accounts payable and other current liabilities
Total	$53	$34

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $23 million to Long-term debt at September 8, 2012 and as an addition of $5 million and $21 million to Short-term borrowings and Long-term debt, respectively at December 31, 2011.  During the quarter and year to date ended September 8, 2012, Interest expense, net was reduced by $2 million and $10 million, respectively, for recognized gains on these interest rate swaps. During the quarter and year to date ended September 3, 2011, Interest expense, net was reduced by $5 million and $18 million, respectively, for recognized gains on these interest rate swaps.

Changes in fair value of derivative instruments:

	Year to date
	9/8/2012	9/3/2011
Beginning of Year Balance	$34	$45
Changes in fair value recognized into Other Comprehensive Income ("OCI")	25	(20)
Changes in fair value recognized into income	7	19
Cash settlements	(13)	(21)
Ending Balance	$53	$23

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Accumulated OCI and reclassified into income from Accumulated OCI into income:

	Quarter ended		Year to date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Gains (losses) recognized into Accumulated OCI, net of tax	$9	$(2)	$16	$(12)
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$9	$(1)	$16	$(12)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters and years to date ended September 8, 2012 and September 3, 2011.

Additionally, we had a net deferred loss of $12 million, net of tax, as of September 8, 2012 within Accumulated OCI due primarily to treasury locks and forward-starting interest rate swaps that were cash settled in prior years.  The majority of this loss arose from the 2007 settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being recognized in interest expense through 2037 consistent with interest payments made on the related Senior Unsecured Notes.  In the quarters and years to date ended September 8, 2012 and September 3, 2011, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At September 8, 2012, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 13 - Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the year to date ended September 8, 2012.

	Fair Value
	Level	9/8/2012	12/31/2011
Foreign Currency Forwards, net	2	$27	$2
Interest Rate Swaps, net	2	26	32
Other Investments	1	17	15
Total		$70	$49

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.   The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities where employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities in Other assets in our Condensed Consolidated Balance Sheets and their fair value was determined based on the closing market prices of the respective mutual funds as of September 8, 2012 and December 31, 2011.

Non-Recurring Fair Value Measurements

(Gains) losses recognized from all non-recurring fair value measurements during the quarters and years to date ended September 8, 2012 and September 3, 2011:

	Quarter ended
	September 8, 2012	September 3, 2011
Restaurant-level impairment (Level 3)	$—	$6
Refranchising related impairment - Pizza Hut UK (Level 3) (a)	—	74
Refranchising related impairment - other (Level 3) (a)	4	20
A&W and LJS Impairment (Level 2) (a)	—	16
Total	$4	$116

	Year to date
	September 8, 2012	September 3, 2011
Restaurant-level impairment (Level 3)	$6	$21
Refranchising related impairment - Pizza Hut UK (Level 3) (a)	—	74
Refranchising related impairment - Pizza Hut UK (Level 2) (a)	20	—
Refranchising related impairment - other (Level 3) (a)	4	27
A&W and LJS impairment (Level 2) (a)	—	82
Gain on Little Sheep acquisition (Level 2) (a)	(74)	—
Total	$(44)	$204

(a)
See Note 4 for further discussions of Refranchising (gain) loss, including our decision to refranchise Company operated Pizza Hut dine-in restaurants in the UK, the acquisition of Little Sheep and the LJS and A&W divestitures.

Refranchising related impairment results from writing down the assets of restaurants or restaurant groups offered for refranchising, including certain instances where a decision has been made to refranchise restaurants that are deemed to be impaired. The fair value measurements used in our impairment evaluation were based on estimates of the sales prices we anticipated receiving from a buyer for the restaurant or restaurant groups (Level 3) or actual bids received from potential buyers (Level 2).

Restaurant-level impairment charges are recorded in Closures and impairment (income) expenses and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs. The remaining net book value of these assets measured at fair value during the quarters and years to date ended September 8, 2012 and September 3, 2011 subsequent to these impairments is not significant.

At September 8, 2012 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.3 billion (Level 2), compared to their carrying value of $2.8 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Note 14 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2066.  As of September 8, 2012, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $675 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 8, 2012 was approximately $625 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at September 8, 2012 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants in the U.S. and, to a lesser extent, in connection with the Company’s refranchising programs.  As part of this agreement, we have provided a partial guarantee of approximately $14 million and two letters of credit totaling approximately $23 million in support of the franchisee loan program at September 8, 2012.  One such letter of credit could be used if we fail to meet our obligations under our guarantee.  The other letter of credit could be used, in certain circumstances, to fund our participation in the funding of the franchisee loan program.  The total loans outstanding under the loan pool totaled $62 million at September 8, 2012 with an additional $18 million available for lending at September 8, 2012. We have determined that we are not required to consolidate this entity as we share the power to direct this entity's lending activity with other parties.

In addition to the guarantee program described above, YUM has provided guarantees of $43 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were approximately $63 million at September 8, 2012.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ loss exposures including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we self-insure the risks of loss up to defined maximum per occurrence retentions on a line-by-line basis.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially-determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of September 8, 2012 and December 31, 2011, we had liabilities recorded for self-insured property and casualty losses of $147 million and $140 million, respectively.

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

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

Taco Bell was named as a defendant in a number of putative class action suits filed in 2007, 2008, 2009 and 2010 alleging violations of California labor laws including unpaid overtime, failure to timely pay wages on termination, failure to pay accrued vacation wages, failure to pay minimum wage, denial of meal and rest breaks, improper wage statements, unpaid business expenses, wrongful termination, discrimination, conversion and unfair or unlawful business practices in violation of California Business & Professions Code §17200. Some plaintiffs also seek penalties for alleged violations of California's Labor Code under California's Private Attorneys General Act as well as statutory “waiting time” penalties and allege violations of California's Unfair Business Practices Act. Plaintiffs seek to represent a California state-wide class of hourly employees.

On May 19, 2009 the court granted Taco Bell's motion to consolidate these matters, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint on June 29, 2009, and on March 30, 2010 the court approved the parties' stipulation to dismiss the Company from the action. Plaintiffs filed their motion for class certification on the vacation and final pay claims on December 30, 2010, and the class certification hearing took place in June 2011. Taco Bell also filed a motion to stay the proceedings until the California Supreme Court ruled on two cases concerning meal and rest breaks, and the court granted Taco Bell's motion to stay the meal and rest break claims on August 22, 2011. On September 26, 2011, the court issued its order denying the certification of the remaining vacation and final pay claims. On April 12, 2012, the California Supreme Court issued its ruling in Brinker Restaurant Corp. v. Superior Court of San Diego concerning meal and rest breaks. Thereafter, the court vacated the stay and ordered the parties to file briefs concerning certification of a class for the meal and rest break claims. A hearing is scheduled for October 19, 2012.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court. The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination, and seeks restitution and late payment penalties on behalf of herself and similarly situated employees. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case. The state court granted Taco Bell's motion to stay the Rosales case on May 28, 2010. After the denial of class certification in the In Re Taco Bell Wage and Hour Actions, the court granted plaintiff leave to amend her lawsuit, which plaintiff filed and served on January 4, 2012. Taco Bell filed its responsive pleading on February 8, 2012, and plaintiff filed a Second Amended Complaint on March 15, 2012. Taco Bell again filed a responsive pleading and thereafter plaintiff filed a Third Amended Complaint on June 11, 2012. Taco Bell has answered the Third Amended Complaint and commenced discovery.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On October 2, 2009, a putative class action, styled Domonique Hines v. KFC U.S. Properties, Inc., was filed in California state court on behalf of all California hourly employees alleging various California Labor Code violations, including rest and meal break violations, overtime violations, wage statement violations and waiting time penalties. Plaintiff is a former non-managerial KFC restaurant employee. KFC filed an answer denying plaintiff's claims and allegations and removed the action to the United States District Court for the Southern District of California on October 29, 2009. Plaintiff filed a motion for class certification in May 2010, and the District Court granted plaintiff's motion to certify a class on the meal and rest break claims but denied the motion to certify a class regarding alleged off-the-clock work in October 2010. On November 1, 2010, KFC filed a motion requesting a stay of the case pending a decision from the California Supreme Court regarding the applicable standard for employer provision of meal and rest breaks. In January 2011, the District Court stayed the entire action pending a decision from the California Supreme Court in Brinker Restaurant Corp. v. Superior Court of San Diego. Subsequent to the California Supreme Court's decision in April 2012, the stay was vacated. On May 25, 2012, KFC filed a motion to decertify the class in light of the Brinker decision. On August 15, 2012, the parties entered into a Joint Stipulation of Class Settlement and Class Settlement Agreement and Release setting forth the terms upon which the parties agreed to settle this matter. The Final Approval Hearing is scheduled for January 8, 2013. The costs associated with the settlement were recorded in the quarter ended September 8, 2012.

On December 17, 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the United States District Court for the Northern District of California styled Moeller, et al. v. Taco Bell Corp. On August 4, 2003, plaintiffs filed an amended complaint alleging, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 220 company-owned restaurants in California accessible to the class. Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class. Plaintiffs contend that there may be in excess of 100,000 individuals in the class.

On February 23, 2004, the District Court granted plaintiffs' motion for class certification. The class included claims for injunctive relief and minimum statutory damages.

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

On December 16, 2009, the court denied Taco Bell's motion for summary judgment on the ADA claims and ordered plaintiffs to to select one restaurant to be the subject of a trial. The trial for the exemplar restaurant began on June 6, 2011, and on October 5, 2011, the court issued Findings of Fact and Conclusions of Law ruling that plaintiffs established that classwide injunctive relief was warranted with regard to maintaining compliance as to corporate Taco Bell restaurants in California. The court declined to order injunctive relief at the time, however, citing the pendency of Taco Bell's motions to decertify both the injunctive and damages class. The court also found that twelve specific items at the exemplar store were once out of compliance with applicable state and/or federal accessibility standards.

On June 20, 2011, the United States Supreme Court issued its ruling in Wal-Mart Stores, Inc. v. Dukes. The Supreme Court held that the class in that case was improperly certified. The same legal theory was used to certify the class in the Moeller case, and Taco Bell filed a motion to decertify the class on August 3, 2011. On July 26, 2012, the court granted Taco Bell's motion to decertify the previously certified state law damages class but denied Taco Bell's motion to decertify the ADA injunctive relief class. On September 13, 2012, the court set a discovery and briefing schedule concerning the trials of the four individual plaintiffs' state law damages claims, which the court stated will be tried before holding further proceedings regarding the possible issuance of an injunction. On September 17, 2012, the court issued an order modifying its October 2011 Findings of Facts and Conclusions of Law deleting the statement that an injunction was warranted. Plaintiffs have appealed that order.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. Further, Taco Bell intends to vigorously oppose plaintiffs' appeal. Taco Bell has taken steps to address potential architectural and structural compliance issues at the restaurants in accordance with applicable state and federal disability access laws. The costs associated with addressing these issues have not significantly impacted our results of operations. It is not possible at this time to reasonably estimate the probability or amount of liability for monetary damages on a class wide basis to Taco Bell.

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado. The complaint alleged that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law. On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers. However, on March 11, 2010, the court granted Pizza Hut's pending motion to dismiss for failure to state a claim, with leave to amend. On March 31, 2010, plaintiffs filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserted state-law class action claims under the laws of sixteen different states. Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time. On August 9, 2010, the court granted plaintiffs' motion to amend. Pizza Hut filed another motion to dismiss the Second Amended Complaint. On July 15, 2011, the Court granted Pizza Hut's motion with respect to plaintiffs' state law claims, but allowed the FLSA claims to go forward. Plaintiffs filed their Motion for Conditional Certification on August 31, 2011, and the Court granted plaintiffs' motion April 21, 2012. The opt-in period closed on August 23, 2012, and the parties are working to finalize the list of opt-ins. The final number has yet to be determined but is expected to be between approximately 5,400 and 5,800.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the United States District Court for the District of Colorado. The plaintiff seeks to represent a nationwide class, with the exception of California, of salaried assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours worked in a week. The plaintiff also purports to represent a separate class of Colorado assistant managers under Colorado state law, which provides for daily overtime after 12 hours worked in a day. The Company has been dismissed from the case without prejudice. Taco Bell filed its answer on September 20, 2010, and the parties commenced class discovery, which is currently on-going. On September 16, 2011, plaintiffs filed their motion for conditional certification under the FLSA. The plaintiffs did not move for certification of a separate class of Colorado assistant managers under Colorado state law. The court heard the motion on January 10, 2012, granted conditional certification and ordered the notice of the opt-in class be sent to the putative class members. The notice was sent to class members on February 24, 2012, and the opt-in period ended on May 21, 2012. Approximately 488 individuals submitted opt-in forms. The court granted Taco Bell's request for written and deposition discovery of the class. After further discovery, Taco Bell plans to seek decertification of the class.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On July 27, 2012, a putative class action lawsuit, styled Agustine Castillo v. Taco Bell of America, LLC and Taco Bell Corp., was filed in the United States District Court for the Eastern District of New York. The plaintiff seeks to represent a nationwide class of salaried assistant general managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours worked in a week. The plaintiff also seeks to represent a statewide class of salaried assistant general managers who allegedly did not receive compensation for all hours worked. The plaintiff's counsel in this action is the same as plaintiffs' counsel in the Whittington lawsuit.

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

Note 15 - Subsequent Events

On October 9, 2012, the Company began informing certain former employees with deferred vested balances in the YUM Retirement Plan of a limited opportunity to voluntarily elect an early payout of their pension benefits. The payout can be in the form of a lump sum payment equal to the present value of the participant's pension benefit or through a monthly annuity. These former employees will have until November 30, 2012 to make their election. The Company expects to make the lump sum payments and commence the monthly annuity payments beginning in December 2012 and intends to fund the payments from existing pension plan assets.

The Company expects to record a pre-tax non-cash settlement charge in the fourth quarter of 2012 between $25 million and $75 million as a result of these payouts. The amount of the charge will depend upon the number of participants electing the lump sum payment option.

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

•
System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants that operate our concepts, except for franchise restaurants for which we do not receive a sales-based royalty.  Sales of franchise, unconsolidated affiliate and license restaurants typically generate ongoing franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit development.

•	Same-store sales is the estimated growth in sales of all restaurants that have been open and in the YUM system for one year or more.

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

Description of Business

YUM is the world’s largest restaurant company based on number of system restaurants, with over 38,000 restaurants in more than 120 countries and territories operating primarily under the KFC, Pizza Hut and Taco Bell brands.  The Company’s primary restaurant brands – KFC, Pizza Hut and Taco Bell – are the global leaders in the quick-service chicken, pizza and Mexican-style food categories, respectively.  Of the more than 38,000 restaurants, 74% are operated by franchisees and unconsolidated affiliates, 20% are operated by the Company and 6% are operated by licensees.

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

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders through dividends and share repurchases.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  As of September 8, 2012, the Company’s dividend and share repurchase programs have returned over $2.5 billion and $7.4 billion to shareholders, respectively, since 2004.  The Company is targeting an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend at a double-digit rate each year since inception in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual expectations for the next several years.  Details of our 2012 Guidance by division as presented on December 7, 2011 can be found online at http://www.yum.com.

Quarter Ended September 8, 2012 Highlights

•
Worldwide operating profit, excluding Special Items, grew 18% prior to foreign currency translation, including 22% in China, 14% at YRI and 13% in the U.S. Worldwide operating profit increased 16% after foreign currency translation.

•
Worldwide restaurant margin, excluding Special Items, increased 1.9 percentage points to 18.9%, including increases of 0.1 percentage points in China, 1.0 percentage point at YRI and 4.6 percentage points in the U.S. Restaurant margin increased 0.6 percentage points in China excluding Little Sheep.

•	Worldwide system sales grew 6%, prior to foreign currency translation, including 22% in China, 4% at YRI and 1% in the U.S.
○
Worldwide system sales growth was 8%, excluding the acquisition of Little Sheep and the 2011 divestiture of Long John Silver's and A&W All-American Restaurants, including 19% in China, 5% at YRI and 6% in the U.S.

•	Same-store sales grew 6% in China, 2% at YRI and 6% in the U.S.

•	International development of 394 new restaurants, including 192 new units in China and 181 new units at YRI; 86% of this development occurred in emerging markets.

All preceding comparisons are versus the same period a year ago.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended				Year to date
	9/8/2012	9/3/2011	% B/(W)		9/8/2012	9/3/2011	% B/(W)
Company sales	$3,142	$2,854	10		$8,248	$7,336	12
Franchise and license fees and income	427	420	2		1,232	1,179	5
Total revenues	$3,569	$3,274	9		$9,480	$8,515	11
Company restaurant profit	$599	$494	21		$1,462	$1,240	18

% of Company sales	19.1%	17.3%	1.8	ppts.	17.7%	16.9%	0.8	ppts.

Operating Profit	$671	$488	38		$1,789	$1,308	37
Interest expense, net	32	32	(7)		107	110	2
Income tax provision	161	67	NM		410	220	(86)
Net Income – including noncontrolling interests	$478	$389	23		$1,272	$978	30
Net Income – noncontrolling interests	7	6	(21)		12	15	20
Net Income – YUM! Brands, Inc.	$471	$383	23		$1,260	$963	31

Diluted earnings per share (a)	$1.00	$0.80	25		$2.65	$1.99	33

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended September 8, 2012 and September 3, 2011 and/or could impact comparability with the remainder of our results in 2012 or beyond.  Certain of these factors were previously discussed in our 2011 Form 10-K.

Special Items

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results in 2012 and 2011 on a basis before Special Items.  Included in Special Items are the impact of measures we took to transform our U.S. business (“the U.S. business transformation measures”) including the U.S. refranchising gain (loss), the gain on the acquisition of Little Sheep, the impairment charges and deal costs associated with the planned refranchising of the Pizza Hut UK dine-in business and the losses, other costs and tax benefits in 2011 relating to our divestiture of the Long John Silver's ("LJS") and A&W All American Food Restaurants ("A&W") brands. Other Special Items include the depreciation reductions from Pizza Hut UK and KFC U.S. restaurants impaired upon our decision or offer to refranchise that remained Company stores for some or all of the periods presented, gains from real estate sales related to our previously refranchised Mexico business and charges relating to U.S. G&A productivity initiatives and realignment of resources.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters and years to date ended September 8, 2012 and September 3, 2011 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended		Year to date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Detail of Special Items
U.S. Refranchising gain (loss)	$(1)	$4	$53	$(3)
Gain upon acquisition of Little Sheep	—	—	74	—
Loss associated with the planned refranchising of the Pizza Hut UK dine-in business	(1)	(76)	(24)	(76)
Losses and other costs relating to the LJS and A&W divestitures	—	(17)	—	(86)
Other Special Items	5	1	15	6
Total Special Items Income (Expense)	3	(88)	118	(159)
Tax Benefit (Expense) on Special Items(a)	—	70	(9)	96
Special Items Income (Expense), net of tax	$3	$(18)	$109	$(63)
Average diluted shares outstanding	472	481	476	483
Special Items diluted EPS	$0.01	$(0.03)	$0.23	$(0.13)

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$668	$576	$1,671	$1,467
Special Items Income (Expense)	3	(88)	118	(159)
Reported Operating Profit	$671	$488	$1,789	$1,308

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.99	$0.83	$2.42	$2.12
Special Items EPS	0.01	(0.03)	0.23	(0.13)
Reported EPS	$1.00	$0.80	$2.65	$1.99

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	25.1%	25.1%	25.6%	23.3%
Impact on Tax Rate as a result of Special Items(a)	—%	(10.5)	(1.2)%	(4.9)
Reported Effective Tax Rate	25.1%	14.6%	24.4%	18.4%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

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

In the year to date ended September 8, 2012, we recorded net pre-tax gains of $53 million from refranchising in the U.S., primarily related to the refranchising of Taco Bells. Refranchising activity is more fully discussed in Note 4 and the Store Portfolio Strategy Section of this MD&A.

As a result of the non-cash impairment charges recorded primarily in 2010 related to our offers to refranchise Company-operated KFC restaurants in the U.S., depreciation expense decreased versus what would have otherwise been recorded by $1 million and $3 million in the quarter and year to date ended September 8, 2012, respectively and $2 million and $8 million in the quarter and year to date ended September 3, 2011, respectively, for such restaurants that remained Company units during some or all of the periods presented.  This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants.  The depreciation reduction is classified as Other Special Items in the table above.

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

Under the equity method of accounting, we previously reported our 27% share of the net income of Little Sheep as Other (income) expense in the Consolidated Statements of Income. From the date of the acquisition, we have reported the results of operations for the entity in the appropriate line items of our Condensed Consolidated Statement of Income.  We no longer report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner's ownership percentage is recorded as Net Income - noncontrolling interest. Little Sheep reports on a one month lag and, as a result, their consolidated results are included in the China Division from the beginning of the quarter ended June 16, 2012. The consolidation of Little Sheep increased China Division Revenues by 3% and decreased China Division Operating Profit by 1% for both the quarter and year to date ended September 8, 2012 versus the prior year periods, respectively. Additionally, the consolidation of Little Sheep decreased China Division Restaurant Margin by 0.5 and 0.4 percentage points for the quarter and year to date ended September 8, 2012, respectively.

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

Based on bids received in 2012, we recorded an additional non-cash pre-tax impairment charge of $20 million to Refranchising (gain) loss in the quarter ended March 24, 2012. While we continue to market the Pizza Hut dine-in restaurants in the UK for sale, the asset group continues not to meet all of the held for sale criteria as of the quarter ended September 8, 2012. We anticipate that the restaurants will be refranchised in the fourth quarter of 2012 with terms that may include incentives provided to the buyer that would result in an additional non-cash charge upon closing. The amount of any charge will be dependent upon the terms of an agreement with the buyer.

The impairment charges previously recorded decreased depreciation expense versus what would have otherwise been recorded by $3 million and $9 million for the quarter and year to date ended September 8, 2012, respectively. Neither the impairment charges nor the depreciation reduction were allocated to the YRI segment, resulting in depreciation expense in the YRI segment results continuing to be recorded at the rate at which it was prior to these impairment charges being recorded for these restaurants. The depreciation reduction is classified as Other Special Items in the table above.

LJS and A&W Divestitures

During the fourth quarter of 2011 we sold the Long John Silver's and A&W All American Food Restaurants brands to key franchise leaders and strategic investors in separate transactions. During the quarter and year to date ended September 3, 2011, we recognized $17 million and $86 million, respectively, of pre-tax losses and other costs primarily in Closures and impairment (income) expenses as a result of our decision to sell these businesses. Additionally, we recorded $53 million of tax benefits in the quarter ended September 3, 2011 related to these divestitures. In the full year 2011, these businesses contributed 5% to both system sales and Franchise and license fees and income for the U.S. segment, and 1% to both system sales and Franchise and license fees and income for the YRI segment. While these businesses contributed 1% to both the U.S. and YRI segments' Operating Profit in full year 2011, the impact on our consolidated Operating Profit was not significant.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our China Division by $5 million and $23 million for the quarter and year to date ended September 8, 2012, respectively, while foreign currency exchange rates negatively impacted Operating profit in our YRI Division by $12 million and $21 million for the quarter and year to date ended September 8, 2012, respectively.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  In the U.S., we are targeting Company ownership of KFC, Pizza Hut and Taco Bell restaurants of less than 10%, down from its current level of 11%. Consistent with this strategy, 340 Company restaurants in the U.S. were sold to franchisees in the year to date ended September 8, 2012. As described above, we have offered for refranchising all remaining Company-owned restaurants in the Pizza Hut UK dine-in business.

The following table summarizes our worldwide refranchising activities:

	Quarter ended		Year to date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Number of units refranchised	196	55	396	188
Refranchising proceeds, pre-tax	$55	$70	$187	$119
Refranchising (gain) loss, pre-tax	$(2)	$66	$(41)	$69

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

The impact on Operating Profit arising from refranchising is the net of (a) the estimated reductions in Restaurant profit and G&A expenses and (b) the increase in franchise fees and expenses from the restaurants that have been refranchised.  The tables presented below reflect the impacts on Total revenues and on Operating Profit from stores that were operated by us for all or some portion of the prior year period and were no longer operated by us as of the last day of the current quarter.  In these tables, Decreased Company sales and Decreased Restaurant profit represents the amount of Company sales or Restaurant profit earned by the refranchised restaurants during the period we owned them in the prior year but did not own them in the current year.  Increased Franchise and license fees and income represents the franchise and license fees and rent income from the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year. Increased Franchise and license expenses represent primarily rent and depreciation where we continue to own or lease the underlying property for the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year.

The following table summarizes the impact of refranchising on Total revenues as described above:

	Quarter ended 9/8/12
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(15)	$(18)	$(136)	$—	$(169)
Increased Franchise and license fees and income	3	3	8	—	14
Decrease in Total revenues	$(12)	$(15)	$(128)	$—	$(155)

	Year to date 9/8/12
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(35)	$(58)	$(387)	$—	$(480)
Increased Franchise and license fees and income	7	7	26	—	40
Decrease in Total revenues	$(28)	$(51)	$(361)	$—	$(440)

The following table summarizes the impact of refranchising on Operating Profit as described above:

	Quarter ended 9/8/12
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(3)	$(2)	$(9)	$—	$(14)
Increased Franchise and license fees and income	3	3	8	—	14
Increased Franchise and license expenses	(1)	(1)	(1)	—	(3)
Decreased G&A	—	—	2	—	2
Decrease in Operating Profit	$(1)	$—	$—	$—	$(1)

	Year to date 9/8/12
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(6)	$(5)	$(29)	$—	$(40)
Increased Franchise and license fees and income	7	7	26	—	40
Increased Franchise and license expenses	(3)	(3)	(3)	—	(9)
Decreased G&A	—	1	6	—	7
Decrease in Operating Profit	$(2)	$—	$—	$—	$(2)

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (“RAR”) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006. The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries. The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $210 million. Furthermore, if the IRS prevails it is likely to make similar claims for years subsequent to fiscal 2006. The potential additional taxes for these later years, through 2011, computed on a similar basis to the 2004-2006 additional taxes, would be approximately $350 million plus net interest of approximately $25 million.

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

YUM Retirement Plan Early Payouts

On October 9, 2012, the Company began informing certain former employees with deferred vested balances in the YUM Retirement Plan of a limited opportunity to voluntarily elect an early payout of their pension benefits. The payout can be in the form of a lump sum payment equal to the present value of the participant's pension benefit or through a monthly annuity. These former employees will have until November 30, 2012 to make their election. The Company expects to make the lump sum payments and commence the monthly annuity payments beginning in December 2012 and intends to fund the payments from existing pension plan assets.

The Company expects to record a pre-tax non-cash settlement charge as a Special Item in the fourth quarter of 2012 between $25 million and $75 million as a result of these payouts. The amount of the charge will depend upon the number of participants electing the lump sum payment option.

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

Restaurant Unit Activity

Worldwide	Franchisees	Company (a)	UnconsolidatedAffiliates	Total Excluding Licensees (a)
Beginning of year	26,928	7,437	587	34,952
New Builds	603	559	46	1,208
Acquisitions (b)	274	201	—	475
Refranchising	396	(396)	—	—
Closures	(448)	(92)	(6)	(546)
Other	(2)	—	—	(2)
End of quarter	27,751	7,709	627	36,087
% of Total	77%	21%	2%	100%

China	Franchisees	Company (a)	UnconsolidatedAffiliates	Total Excluding Licensees
Beginning of year	201	3,705	587	4,493
New Builds	5	469	46	520
Acquisitions (b)	276	199	—	475
Refranchising	30	(30)	—	—
Closures	(19)	(61)	(6)	(86)
Other	—	—	—	—
End of quarter	493	4,282	627	5,402
% of Total	9%	79%	12%	100%

YRI	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	12,476	1,511	—	13,987
New Builds	437	39	—	476
Acquisitions	(2)	2	—	—
Refranchising	26	(26)	—	—
Closures	(243)	(19)	—	(262)
Other	(1)	—	—	(1)
End of quarter	12,693	1,507	—	14,200
% of Total	89%	11%	—%	100%

United States	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	13,867	2,139	—	16,006
New Builds	133	42	—	175
Acquisitions	—	—	—	—
Refranchising	340	(340)	—	—
Closures	(178)	(12)	—	(190)
Other	(1)	—	—	(1)
End of quarter	14,161	1,829	—	15,990
% of Total	89%	11%	—%	100%

India	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees
Beginning of year	384	82	—	466
New Builds	28	9	—	37
Acquisitions	—	—	—	—
Refranchising	—	—	—	—
Closures	(8)	—	—	(8)
Other	—	—	—	—
End of quarter	404	91	—	495
% of Total	82%	18%	—%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,151, 126 and 2,025 licensed units, respectively, at September 8, 2012.  License units excluded have significantly lower average unit sales volumes, offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadium and amusement parks where a full scale traditional outlet would not be practical or efficient. As our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information at this time. While there are no licensed units in China, we have excluded from the Worldwide and China totals 7 Company-owned units that are similar to licensed units.

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

	Quarter ended 9/8/12 vs. Quarter ended 9/3/11
	China	YRI	U.S.	India	Worldwide
Same-store sales growth (decline)	6%	2%	6%	5%	4%
Net unit growth and other(a)	16	2	(5)	24	2
Foreign currency translation	1	(6)	N/A	(23)	(2)
% Change	23%	(2)%	1%	6%	4%
% Change, excluding forex	22%	4%	N/A	29%	6%

	Year to date 9/8/12 vs. Year to date 9/3/11
	China	YRI	U.S.	India	Worldwide
Same store sales growth (decline)	9%	3%	6%	6%	5%
Net unit growth and other(a)	16	3	(5)	25	2
Foreign currency translation	4	(4)	N/A	(17)	(1)
% Change	29%	2%	1%	14%	6%
% Change, excluding forex	25%	6%	N/A	31%	7%

(a)
For both the quarter and year to date ended September 8, 2012, system sales growth includes a 1% and 5% negative impact for YRI and the U.S., respectively, related to the LJS and A&W divestitures and a 3% positive impact for China related to the acquisition of Little Sheep. Combined these items had a 2% net negative impact for Worldwide system sales for both the quarter and year to date ended September 8, 2012. For the quarter ended September 8, 2012, YRI system sales were also estimated to be negatively impacted by about 1% due to the timing of Ramadan.

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

The dollar changes in Company sales and Restaurant profit were as follows:

China
	Quarter ended
Income / (Expense)	9/3/2011	Store Portfolio Actions	Other	FX	9/8/2012
Company sales	$1,577	$263	$95	$23	$1,958
Cost of sales	(568)	(91)	3	(6)	(662)
Cost of labor	(242)	(56)	(32)	(4)	(334)
Occupancy and other	(431)	(93)	(12)	(7)	(543)
Restaurant profit	$336	$23	$54	$6	$419
Restaurant Margin	21.3%				21.4%

	Year to date
Income / (Expense)	9/3/2011	Store Portfolio Actions	Other	FX	9/8/2012
Company sales	$3,634	$595	$340	$123	$4,692
Cost of sales	(1,274)	(210)	(86)	(41)	(1,611)
Cost of labor	(556)	(131)	(107)	(21)	(815)
Occupancy and other	(1,015)	(214)	(61)	(35)	(1,325)
Restaurant profit	$789	$40	$86	$26	$941
Restaurant Margin	21.7%				20.0%

In the quarter ended September 8, 2012, the increase in China Company sales associated with store portfolio actions was primarily driven by new unit development and the acquisition of Little Sheep, partially offset by restaurant closures.  The increase in China Restaurant profit associated with store portfolio actions was primarily driven by new unit development, partially offset by restaurant closures. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 6%, partially offset by wage rate inflation of 8%, commodity inflation of 2% and higher rent and utilities.
In the year to date ended September 8, 2012, the increase in China Company sales associated with store portfolio actions was primarily driven by new unit development and the acquisition of Little Sheep, partially offset by restaurant closures.  The increase in China Restaurant profit associated with store portfolio actions was primarily driven by new unit development, partially offset by restaurant closures. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 9%, partially offset by wage rate inflation of 12%, commodity inflation of 5% and higher rent and utilities.

YRI
	Quarter ended
Income / (Expense)	9/3/2011	Store Portfolio Actions	Other	FX	9/8/2012
Company sales	$568	$34	$5	$(42)	$565
Cost of sales	(181)	(20)	1	15	(185)
Cost of labor	(150)	(3)	3	10	(140)
Occupancy and other	(166)	(7)	(4)	12	(165)
Restaurant profit	$71	$4	$5	$(5)	$75
Restaurant Margin	12.3%				13.3%

	Year to date
Income / (Expense)	9/3/2011	Store Portfolio Actions	Other	FX	9/8/2012
Company sales	$1,584	$98	$36	$(67)	$1,651
Cost of sales	(498)	(54)	(13)	24	(541)
Cost of labor	(413)	(10)	(8)	16	(415)
Occupancy and other	(472)	(21)	(16)	19	(490)
Restaurant profit	$201	$13	$(1)	$(8)	$205
Restaurant Margin	12.7%				12.4%

In the quarter and year to date ended September 8, 2012, the increase in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by the acquisition of restaurants in South Africa in the fourth quarter of 2011 and new unit development, partially offset by refranchising. Company sales and/or Restaurant profit in the quarter ended September 8, 2012 were primarily impacted by Company same-store sales growth of 1%. Significant other factors impacting Company sales and/or Restaurant profit in the year to date ended September 8, 2012 were Company same-store sales growth of 2%, which was offset by the combination of commodity and wage inflation and increased rent and utilities.

U.S.
	Quarter ended
Income / (Expense)	9/3/2011	Store Portfolio Actions	Other	9/8/2012
Company sales	$691	$(120)	$27	$598
Cost of sales	(213)	40	—	(173)
Cost of labor	(206)	37	(5)	(174)
Occupancy and other	(188)	38	(1)	(151)
Restaurant profit	$84	$(5)	$21	$100
Restaurant Margin	12.1%			16.7%

	Year to date
Income / (Expense)	9/3/2011	Store Portfolio Actions	Other	9/8/2012
Company sales	$2,075	$(339)	$114	$1,850
Cost of sales	(634)	113	(16)	(537)
Cost of labor	(635)	105	(19)	(549)
Occupancy and other	(567)	105	(2)	(464)
Restaurant profit	$239	$(16)	$77	$300
Restaurant Margin	11.5%			16.2%

In the quarter and year to date ended September 8, 2012, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were same-store sales growth of 5% and 6%, including the positive impact of less discounting, in the quarter and year to date ended September 8, 2012, respectively, as well as supply chain efficiencies, partially offset by higher restaurant-level incentive compensation costs.

Franchise and License Fees and Income

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	9/8/2012	9/3/2011
China	$30	$23	32	30
YRI	204	211	(3)	4
U.S.	189	182	4	N/A
India	4	4	4	22
Worldwide	$427	$420	2	5

	Year to date		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	9/8/2012	9/3/2011
China	$70	$52	36	31
YRI	596	583	2	6
U.S.	555	534	4	N/A
India	11	10	9	24
Worldwide	$1,232	$1,179	5	7

China Franchise and license fees and income for the quarter and year to date ended September 8, 2012 was positively impacted by 12% and 13%, respectively, due to refranchising. Excluding the impacts of refranchising and foreign currency translation, the increases in the quarter and year to date ended September 8, 2012 were driven by positive franchise same-store sales and new unit development.

YRI Franchise and license fees and income for the quarter and year to date ended September 8, 2012 was negatively impacted by 1% due to the Company's acquisitions of franchise restaurants and 1% due to the LJS and A&W divestitures, and was positively impacted by 1% due to refranchising. Excluding the impacts of acquisitions, refranchising, divestitures and foreign currency translation, the increases in the quarter and year to date ended September 8, 2012 were driven by new unit development and positive franchise same-store sales, partially offset by franchise store closures.

U.S. Franchise and license fees and income for both the quarter and year to date ended September 8, 2012 was negatively impacted by 5% due to the LJS and A&W divestitures and was positively impacted by 5% due to refranchising. Excluding the impacts of the divestitures and refranchising, the increases in the quarter and year to date ended September 8, 2012 were driven by positive franchise same-store sales and new unit development, partially offset by franchise store closures.

General and Administrative Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	9/8/2012	9/3/2011
China	$84	$67	24	23
YRI	91	96	(4)	2
U.S.	110	99	11	N/A
India	6	5	(2)	19
Unallocated	41	43	(4)	N/A
Worldwide	$332	$310	7	9

	Year to date		% Increase (Decrease)	% Increase (Decrease) Excluding forex
	9/8/2012	9/3/2011
China	$213	$171	25	22
YRI	275	263	4	8
U.S.	322	302	7	N/A
India	16	14	14	31
Unallocated	124	123	—	N/A
Worldwide	$950	$873	9	10

The increase in China G&A expenses for the quarter and year to date ended September 8, 2012, excluding the impact of foreign currency translation, was driven by increased compensation costs due to higher headcount and wage inflation and additional G&A as a result of consolidating Little Sheep.

The increase in YRI G&A expenses for the quarter ended September 8, 2012, excluding the impact of foreign currency translation, was driven by increased investment in strategic growth markets, including the acquisition of restaurants in South Africa in 2011.

The increase in YRI G&A expenses for the year to date ended September 8, 2012, excluding the impact of foreign currency translation, was driven by increased investment in strategic growth markets, including the acquisition of restaurants in South Africa in 2011 and headquarter restructuring costs.

The increase in U.S. G&A expenses for the quarter ended September 8, 2012 was driven by higher incentive compensation costs, pension costs and state audit reserves, partially offset by the LJS and A&W divestitures and our restaurant refranchising initiatives.

The increase in U.S. G&A expenses for the year to date ended September 8, 2012 was driven by higher pension costs, litigation costs, incentive compensation costs and state audit reserves, partially offset by the LJS and A&W divestitures and our restaurant refranchising initiatives.

The decrease in Unallocated G&A expenses for the quarter ended September 8, 2012 was driven primarily by lower litigation costs, lapping costs related to the LJS and A&W divestitures and lower compensation costs, partially offset by a charge related to the expiration of a purchase option associated with a lease and higher pension costs.

The increase in Unallocated G&A expenses for the year to date ended September 8, 2012 was driven primarily by higher pension costs and a charge related to the expiration of a purchase option associated with a lease, partially offset by the LJS and A&W divestitures and lower litigation costs.

Worldwide Other (Income) Expense

	Quarter ended		Year to date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Equity income from investments in unconsolidated affiliates	$(16)	$(13)	$(38)	$(40)
Gain upon acquisition of Little Sheep(a)	—	—	(74)	—
Foreign exchange net (gain) loss and other(b)	5	(3)	15	(8)
Other (income) expense	$(11)	$(16)	$(97)	$(48)

(a)	See Note 4 for further discussion of the acquisition of Little Sheep.

(b)	Includes $6 million for the year to date ended September 8, 2012 of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of Refranchising (gain) loss and Store Closure and Impairment Activity by reportable operating segment.

Operating Profit

	Quarter ended				Year to date
	9/8/2012	9/3/2011	% B/(W)		9/8/2012	9/3/2011	% B/(W)
China	$374	$301	24		$812	$698	16
YRI	173	163	7		491	467	5
U.S.	162	143	13		486	398	22
India	—	—	NM		(1)	(1)	NM
Unallocated and corporate expenses	(41)	(43)	3		(124)	(122)	(1)
Unallocated Occupancy and other	3	2	62		12	8	56
Unallocated Closures and impairment expenses	—	(16)	NM		—	(82)	NM
Unallocated Other income (expense)	(2)	4	NM		72	11	NM
Unallocated Refranchising gain (loss)	2	(66)	NM		41	(69)	NM
Operating Profit	$671	$488	38		$1,789	$1,308	37
China Operating margin	18.8%	18.9%	(0.1)	ppts.	17.1%	18.9%	(1.8)	ppts.
YRI Operating margin	22.5%	20.8%	1.7	ppts.	21.9%	21.5%	0.4	ppts.
U.S. Operating margin	20.5%	16.3%	4.2	ppts.	20.2%	15.3%	4.9	ppts.

China Operating Profit increased 24% in the quarter ended September 8, 2012, including a 2% favorable impact from foreign currency translation. Excluding the favorable impact from foreign currency translation, China Operating Profit increased 22% in the quarter ended September 8, 2012. The increase was driven by the impact of same store sales growth and new unit development, partially offset by higher restaurant operating costs and G&A expenses.

China Operating Profit increased 16% in the year to date ended September 8, 2012, including a 3% favorable impact from foreign currency translation. Excluding the favorable impact from foreign currency translation, China Operating Profit increased 13% in the year to date ended September 8, 2012. The increase was driven by the impact of same store sales growth and new unit development, partially offset by higher restaurant operating costs and G&A expenses. Leap year added an extra day in the year to date ended September 8, 2012 and resulted in an additional $5 million of Operating Profit. This was offset by deal costs related to the acquisition of Little Sheep.

YRI Operating Profit increased 7% in the quarter ended September 8, 2012, including a 7% unfavorable impact from foreign currency translation. Excluding the unfavorable impact from foreign currency translation, YRI Operating Profit increased 14% in the quarter ended September 8, 2012. The increase was driven by the impact of same store sales growth and new unit development. Favorability from lapping prior year higher closure and impairment expenses was fully offset by the negative impacts of higher restaurant operating costs and closures.

YRI Operating Profit increased 5% in the year to date ended September 8, 2012, including a 5% unfavorable impact from foreign currency translation. Excluding the unfavorable impact from foreign currency translation, YRI Operating Profit increased 10% in the year to date ended September 8, 2012. The increase was driven by the impact of same store sales growth, new unit development and lower closure and impairment expenses, partially offset by higher restaurant operating costs and G&A expenses.

U.S. Operating Profit increased 13% and 22% in the quarter and year to date ended September 8, 2012, respectively. The increases in the quarter and year to date ended September 8, 2012 were driven by the impacts of same store sales growth and new unit development, partially offset by higher G&A expenses.

Unallocated Closure and impairment expenses for the quarter and year to date ended September 3, 2011 includes non-cash impairment charges of $16 million and $82 million, respectively, related to the LJS and A&W divestitures.

Unallocated Other income (expense) for the year to date ended September 8, 2012 includes a non-cash gain of $74 million related to our acquisition of Little Sheep. See Note 4.

Unallocated Refranchising gain (loss) for the year to date ended September 8, 2012 is driven primarily by $53 million of pre-tax gains related to our U.S. refranchising, partially offset by a pre-tax non-cash impairment charge of $20 million related to our planned refranchising of our remaining Company operated Pizza Hut UK dine-in restaurants. Unallocated Refranchising gain (loss) for the quarter and year to date ended September 3, 2011 includes a $76 million charge related to our decision to sell our Company operated Pizza Hut dine-in restaurants in the UK. See Note 4.

Interest Expense, Net

	Quarter ended			Year to date
	9/8/2012	9/3/2011	% B/(W)	9/8/2012	9/3/2011	% B/(W)
Interest expense	$36	$40	4	$118	$129	8
Interest income	(4)	(8)	(48)	(11)	(19)	(40)
Interest expense, net	$32	$32	(7)	$107	$110	2

Interest expense decreased 4% for the quarter and 8% for the year to date ended September 8, 2012 due to lower interest rates and lower average borrowings outstanding compared to the prior quarter and year to date.

Income Taxes

	Quarter ended		Year to date
	9/8/2012	9/3/2011	9/8/2012	9/3/2011
Income taxes	$161	$67	$410	$220
Effective tax rate	25.1%	14.6%	24.4%	18.4%

Our effective tax rates were lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our effective tax rate for the quarter ended September 8, 2012 was higher than the prior year primarily due to lapping the one-time $53 million tax benefit recognized as a result of tax losses associated with the LJS and A&W divestitures.

Year to date, our effective tax rate was higher than the prior year due to lapping the favorable impact of the item mentioned above and lapping favorability resulting from the 37% tax benefit related to the $82 million non-cash impairment of LJS and A&W intangible assets in the year to date ended September 3, 2011. This was partially offset by the positive impact of the $74 million gain recognized upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense.

Consolidated Cash Flows

Net cash provided by operating activities was $1,818 million versus $1,703 million in 2011. Higher operating profit before Special Items was offset by the timing of cash payments for operating expenses.

Net cash used in investing activities was $747 million versus $740 million in 2011. The increase was primarily driven by the acquisition of Little Sheep and increased capital spending in China, partially offset by the release of restricted cash related to the Little Sheep acquisition and higher proceeds from refranchising. See Note 4.

Net cash used in financing activities was $1,322 million versus $1,195 million in 2011. The increase was driven by increased share repurchases.

Consolidated Financial Condition

The changes in our Goodwill, Intangible assets, net, Restricted cash, Other liabilities and deferred credits, Investments in unconsolidated affiliates and Redeemable noncontrolling interest are primarily the result of the Little Sheep acquisition and related preliminary purchase price allocation. See Note 4.

The decrease in Short-term borrowings was primarily due to the maturity of $263 million of Senior Unsecured Notes in July 2012.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company-owned restaurants and from our extensive franchise operations which require a limited YUM investment.  Net cash provided by operating activities has exceeded $1 billion in each of the last ten fiscal years, including over $2 billion in 2011.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  However, unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new and existing restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of September 8, 2012 we also had approximately $1.2 billion in unused capacity under a revolving credit facility that expires in 2017.

On July 2, 2012, we repaid $263 million of Senior Unsecured Notes upon their maturity primarily with existing cash on hand.

China and YRI represented more than 70% of the Company’s operating profit in 2011 and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner. If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities, we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment-grade ratings from Standard & Poor’s Rating Services (BBB) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets, if necessary.  Based on the amount and composition of our debt at September 8, 2012, which included $10 million outstanding under our credit facility, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the year to date ended September 8, 2012, we invested $678 million in capital spending, including approximately $409 million in China, $158 million in YRI, $101 million in the U.S., and $10 million in India.

In the year to date ended September 8, 2012, we repurchased shares for $702 million, which includes the effect of $14 million of share repurchases with trade dates prior to September 8, 2012 but settlement dates subsequent to September 8, 2012.  At September 8, 2012, we had remaining capacity to repurchase up to $236 million (excluding applicable transaction fees) of our outstanding Common Stock through May 2013 under the November 2011 authorization.

During the year to date ended September 8, 2012, we paid cash dividends of $393 million.  Additionally, on September 20, 2012 our Board of Directors approved a cash dividend of $0.335 per share of Common Stock, to be distributed on November 2, 2012 to shareholders of record at the close of business on October 12, 2012.  The Company is targeting an ongoing annual dividend payout ratio of 35% to 40% of net income.

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

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At September 8, 2012, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $88 million and outstanding borrowings of $10 million. The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at September 8, 2012 with a considerable amount of cushion.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2015 through 2037 and interest rates ranging from 2.38% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at September 8, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 8, 2012 to the disclosures made in Item 7A of the Company’s 2011 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 8, 2012.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or circumstances.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially.  Important factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 and the Risk Factors in Part II, Item 1A of this report, (ii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011 and (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2011.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  In making these statements, we are not undertaking to address or update any risk factor set forth herein in future filings or communications regarding our business results.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (“YUM”) as of September 8, 2012, the related condensed consolidated statements of income and comprehensive income for the twelve and thirty-six weeks ended September 8, 2012 and September 3, 2011, and the related condensed consolidated statements of cash flows for the thirty-six weeks ended September 8, 2012 and September 3, 2011. These condensed consolidated financial statements are the responsibility of YUM's management.

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
October 15, 2012

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 8, 2012 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 7
6/17/12-7/14/12	2,363	$63.47	2,363	$500

Period 8
7/15/12-8/11/12	1,769	$64.65	1,769	$385

Period 9
8/12/12-9/8/12	2,326	$64.33	2,326	$236
Total	6,458	$64.10	6,458	$236

In November 2011, our Board of Directors authorized share repurchases through May 2013 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended September 8, 2012 all share repurchases were made under this authorization.

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

YUM! BRANDS, INC.
(Registrant)

Date:	October 15, 2012	/s/ David E. Russell
Vice President, Corporate Controller
(Principal Accounting Officer)