Form 10-K
period 2012-12-29
YUM BRANDS INC
filed 2013-02-20
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 29, 2012

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 16, 2012 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $29,700,000,000.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 12, 2013 was 450,729,244 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 15, 2013 are incorporated by reference into Part III.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or circumstances.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected.  Factors that could cause our actual results to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  In making these statements, we are not undertaking to address or update any of our forward-looking statements set forth herein in future filings or communications regarding our business results.

PART I

Item 1.	Business.

YUM! Brands, Inc. (referred to herein as “YUM”, the “Registrant” or the “Company”), was incorporated under the laws of the state of North Carolina in 1997.  The principal executive offices of YUM are located at 1441 Gardiner Lane, Louisville, Kentucky  40213, and the telephone number at that location is (502) 874-8300. Our website address is http://www.yum.com.

YUM, together with its subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company.  The terms “we,” “us” and “our” are also used in the Form 10-K to refer to the Company.  Throughout this Form 10-K, the terms “restaurants,” “stores” and “units” are used interchangeably. While YUM! Brands, Inc., referred to as the Company, does not directly own or operate any restaurants, throughout this document we may refer to restaurants as being Company-owned.

(a)	Financial Information about Operating Segments

YUM consists of six operating segments:  YUM Restaurants China ("China" or “China Division”), YUM Restaurants International (“YRI” or “International Division”), Taco Bell U.S., KFC U.S., Pizza Hut U.S. and YUM Restaurants India ("India" or "India Division").  The China Division includes mainland China, and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations.

For financial reporting purposes, management considers the three U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment (“U.S.”).  In 2012, our India Division began being reported as a standalone reporting segment separate from YRI as a result of changes to our management reporting structure. While our consolidated results are not impacted, our historical segment information has been restated to be consistent with the current period presentation. In December 2011, the Company sold the Long John Silver's ("LJS") and A&W All-American Food Restaurants ("A&W") brands to key franchisee leaders and strategic investors in separate transactions. Financial information prior to these transactions reflects our ownership of these brands.

Operating segment information for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 21 through 48 and in the related Consolidated Financial Statements in Part II, Item 8, pages 50 through 98.

(b)	Narrative Description of Business

General

YUM is the world’s largest quick service restaurant (“QSR”) company based on number of system units, with over 39,000 units in more than 125 countries and territories.  Primarily through the three concepts of KFC, Pizza Hut and Taco Bell (the “Concepts”), the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items.  Units are operated by a Concept or by independent franchisees or licensees under the terms of franchise or license agreements.  Franchisees can range in size from individuals owning just one restaurant to large publicly traded companies.

The China Division, based in Shanghai, China, comprises approximately 5,700 system restaurants, primarily Company-owned KFCs and Pizza Huts.  In 2012, the China Division recorded revenues of approximately $6.9 billion and Operating Profit of approximately $1 billion. On February 1, 2012, we acquired a controlling interest in Little Sheep Group Limited ("Little Sheep"), a casual dining concept headquartered in Inner Mongolia, China. See Note 4 for details. The Company also owns non-controlling interests in Chinese entities who operate in a manner similar to KFC franchisees. YRI, based in Plano, Texas, comprises approximately 14,600 system restaurants, primarily franchised KFCs and Pizza Huts, operating in over 120 countries outside the U.S., China and India.  In 2012 YRI recorded revenues of approximately $3.3 billion and Operating Profit of $715 million. We have approximately 18,000 system restaurants, primarily franchised restaurants, in the U.S. and recorded revenues of approximately $3.4 billion and Operating Profit of $666 million in 2012. The India Division, based in Delhi, India, comprises approximately 600 system restaurants. In 2012, India recorded revenues of approximately $100 million.

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

The franchise programs of the Company are designed to assure consistency and quality, and the Company is selective in granting franchises.  Under standard franchise agreements, franchisees supply capital – initially by paying a franchise fee to YUM, purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business.  Franchisees contribute to the Company’s revenues on an ongoing basis through the payment of royalties based on a percentage of sales.

The Company believes that it is important to maintain strong and open relationships with its franchisees and their representatives.  To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on key aspects of the business, including products, equipment, operational improvements and standards and management techniques.

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

•
KFC operates in 120 countries and territories throughout the world.  As of year end 2012, KFC had 4,260 units in China, 9,040 units in YRI, 4,618 units in the U.S. and 280 units in India.  Approximately 79 percent of the China units, 11 percent of the YRI units, 5 percent of the U.S. units and 40 percent of the India units are Company-owned.

•
As of year end 2012, KFC was the leader in the U.S. chicken QSR segment among companies featuring chicken-on-the-bone as their primary product offering, with a 38 percent market share in that segment, which is over twice as large as that of its closest national competitor. (Source: The NPD Group, Inc./CREST®, year ending December 2012, based on consumer spending)

•
KFC restaurants across the world offer fried and non-fried chicken products such as sandwiches, chicken strips, chicken-on-the-bone and other chicken products marketed under a variety of names. KFC restaurants also offer a variety of side items suited to local preferences and tastes.  Restaurant decor throughout the world is characterized by the image of the Colonel.

Pizza Hut

•
The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened.  Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products.

•
Pizza Hut operates in 97 countries and territories throughout the world. As of year end 2012, Pizza Hut had 987 units in China, 5,304 units in YRI, 7,756 units in the U.S. and 310 units in India. Nearly 100 percent of the China units and approximately 4 percent of the YRI units, 6 percent of the U.S. units, and 1 percent of the India units are Company-owned.

•	Pizza Hut operates in the delivery and casual dining segments around the world. Outside of the U.S., Pizza Hut often uses unique branding to differentiate its delivery and casual dining businesses.

•
As of year end 2012, Pizza Hut was the leader in the U.S. pizza QSR segment, with a 16 percent market share in that segment. (Source: The NPD Group, Inc./CREST®, year ending December 2012, based on consumer spending)

•
Pizza Hut features a variety of pizzas which are marketed under varying names.  Each of these pizzas is offered with a variety of different toppings suited to local preferences and tastes.  Many Pizza Huts also offer pasta and chicken wings, including over 3,800 stores offering wings under the brand WingStreet, primarily in the U.S. Pizza Hut units feature a distinctive red roof logo on their signage.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold.

•
Taco Bell operates in 27 countries and territories throughout the world. As of year end 2012, there were 5,695 Taco Bell units in the U.S., 282 units in YRI and 3 units in India.  Approximately 18 percent of the U.S. units, none of the YRI units and 100 percent of the India units are Company-owned.

•
As of year end 2012, Taco Bell was the leader in the U.S. Mexican QSR segment, with a 49 percent market share in that segment. (Source: The NPD Group, Inc./CREST®, year ending December 2012, based on consumer spending)

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, quesadillas, salads, nachos and other related items.  Taco Bell units feature a distinctive bell logo on their signage.

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

China Division In China, we work with approximately 650 independent suppliers, mostly China-based, providing a wide range of products. We own most of the distribution system which includes approximately 20 logistics centers. We also own a non-controlling interest in a meat processing facility in Inner Mongolia that supplies meat to our Little Sheep business.

International and India Divisions  Outside China and the U.S., we and our franchisees use decentralized sourcing and distribution systems involving many different global, regional, and local suppliers and distributors.  In our YRI markets and India Division, we have approximately 3,000 and 150 suppliers, respectively, including U.S.-based suppliers that export to many countries.

U.S. Division  The Company, along with the representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, are members in the Unified FoodService Purchasing Co-op, LLC (the “Unified Co-op”) which was created for the purpose of purchasing certain restaurant products and equipment in the U.S.  The core mission of the Unified Co-op is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment.  This arrangement combines the purchasing power of the Company-owned and franchisee restaurants in the U.S. which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function.  The Company also believes that the Unified Co-op fosters closer alignment of interests and a stronger relationship with its franchisee community.

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third-party distribution companies.  McLane Company, Inc. (“McLane”) is the exclusive distributor for the majority of items used in Company-owned restaurants and for a substantial number of franchisee and licensee stores.  The Company entered into an agreement with McLane effective January 1, 2011 relating to distribution to Company-owned restaurants.  This agreement extends through December 31, 2016 and generally restricts Company-owned restaurants from using alternative distributors for most products.

Trademarks and Patents

The Company and its Concepts own numerous registered trademarks and service marks.  The Company believes that many of these marks, including its Kentucky Fried Chicken®, KFC®, Pizza Hut®, Taco Bell® and Little Sheep marks, have significant value and are materially important to its business.  The Company’s policy is to pursue registration of its important marks whenever feasible and to oppose vigorously any infringement of its marks.

The use of these marks by franchisees and licensees has been authorized in our franchise and license agreements.  Under current law and with proper use, the Company’s rights in its marks can generally last indefinitely.  The Company also has certain patents on restaurant equipment which, while valuable, are not material to its business.

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 21 through 48 and the Consolidated Statements of Cash Flows in Part II, Item 8, page 54.

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

Research and Development (“R&D”)

The Company operates R&D facilities in Shanghai, China (China Division); Plano, Texas (Pizza Hut U.S. and YRI); Irvine, California (Taco Bell); Louisville, Kentucky (KFC U.S.) and several other locations outside the U.S.  The Company expensed

$30 million, $34 million and $33 million in 2012, 2011 and 2010, respectively, for R&D activities.  From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2012, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

International, China and India Divisions.  The Company’s restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting U.S. restaurants, including laws and regulations concerning information security, labor, health, sanitation and safety.  The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.  International compliance with environmental requirements has not had a material adverse effect on the Company’s results of operations, capital expenditures or competitive position.

See Item 1A "Risk Factors" on page 8 for a discussion of risks relating to federal, state, local and international regulation of our business.

Employees

As of year end 2012, the Company and its Concepts employed approximately 523,000 persons, approximately 85 percent of whom were part-time.    The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company and its Concepts consider their employee relations to be good.

(c)	Financial Information about Geographic Areas

Financial information about our significant geographic areas (China Division, International Division, the U.S. and India) is incorporated herein by reference from Selected Financial Data in Part II, Item 6, pages 19 and 20; MD&A in Part II, Item 7, pages 21 through 48; and in the related Consolidated Financial Statements in Part II, Item 8, pages 50 through 98.

(d)	Available Information

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

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis or salmonella, and food safety issues have occurred in the past, and could occur in the future.  Any report or publicity linking us or one of our Concept restaurants, including restaurants operated by our franchisees, to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our Concepts' brands and reputations as well as our revenues and profits.  If a customer of our Concepts or franchisees becomes ill from food-borne illnesses, we and our franchisees may temporarily close some restaurants, which would decrease our revenues.  In addition, instances of food-borne illness, food tampering or food contamination solely involving our suppliers or distributors or solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.  Such instances of food-borne illness, food tampering and food contamination may not be within our control.  The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our franchisees.

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

A significant portion of our Concepts' restaurants are operated in countries and territories outside of the U.S., and we intend to continue expansion of our international operations.  As a result, our business is increasingly exposed to risks inherent in foreign operations.  These risks, which can vary substantially by country, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment, income and non-income based tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  More specifically, an increase in the value of the U.S. Dollar relative to other currencies, such as the Australian Dollar, the British Pound, the Canadian Dollar and the Euro, could have an adverse effect on our reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

We may not attain our target development goals, and aggressive development could cannibalize existing sales.

Our growth strategy depends in large part on our ability to increase our net restaurant count in markets outside the U.S., especially China and other emerging markets.  The successful development of new units will depend in large part on our ability and the ability of our franchisees to open new restaurants and to operate these restaurants on a profitable basis.  We cannot guarantee that we, or our franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably.  Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants.  Other risks which could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our franchisees' ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified personnel and meet construction schedules.

Expansion into target markets could also be affected by our franchisees' ability to obtain financing to construct and open new restaurants.  If it becomes more difficult or expensive for our franchisees to obtain financing to develop new restaurants, our planned growth could slow and our future revenue and operating cash flows could be adversely impacted.

In addition, the new restaurants could impact the sales of our existing restaurants nearby.  There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

Changes in commodity and other operating costs could adversely affect our results of operations.

Any increase in certain commodity prices, such as food, supply and energy costs, could adversely affect our operating results.  Because our Concepts and their franchisees provide competitively priced food, our ability to pass along commodity price increases to our customers is limited.  Significant increases in gasoline prices could also result in a decrease of customer traffic at our restaurants or the imposition of fuel surcharges by our distributors, each of which could adversely affect our profit margins.  Our operating expenses also include employee wages and benefits and insurance costs (including workers' compensation, general liability, property and health) which may increase over time. Any such increase could adversely affect our profit margins.

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

Our operating results are closely tied to the success of our Concepts' franchisees.

A significant portion of our restaurants are operated by franchisees from whom we derive a significant portion of our revenue in the form of royalty payments. As a result, the success of our business depends in part upon the operational and financial success of our franchisees.  We have limited control over how our franchisees' businesses are run, and the inability of our franchisees to operate successfully could adversely affect our operating results through decreased royalty payments.

If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, it could result in financial distress, including insolvency or bankruptcy.  If a significant franchisee or a significant number of our franchisees become financially distressed, our operating results could be impacted through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to significant monetary damages and other remedies.

We are involved in a number of legal proceedings, which include consumer, employment, tort and other litigation.  We are currently a defendant in cases containing class action allegations in which the plaintiffs have brought claims under federal and state wage and hour, disability and other laws.  Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated.  Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact reported earnings.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.

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

Outbreaks of Avian Flu have occurred in the past, and it is possible that further outbreaks could occur and reach pandemic levels.  Future outbreaks could adversely affect the price and availability of poultry and cause customers to eat less chicken, which could negatively impact our profit margins, sales and revenues.  Widespread outbreaks could also affect our ability to attract and retain employees.

Furthermore, other viruses such as H1N1 or “swine flu” may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants.  We could also be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may affect our business.

Our success depends substantially on the value and perception of our brands.

Our success is dependent in large part upon our ability to maintain and enhance the value of our brands and our customers' connection to our brands.  Brand value is based in part on consumer perceptions on a variety of subjective qualities, and even isolated business incidents can erode brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation.  For example, our brands could be damaged by claims or perceptions about the quality of our products regardless of whether such claims or perceptions are accurate.  Consumer demand for our products and our brand value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower sales and, ultimately, profits.

Our results and financial condition could be affected by the success of our refranchising program.

We are in the process of refranchising restaurants in the U.S., which has reduced and is expected to continue to reduce the percentage of Company ownership of KFCs, Pizza Huts, and Taco Bells in the U.S. Once executed, the success of the refranchising program will depend on, among other things, buyers effectively operating these restaurants, the impact of contingent liabilities incurred in connection with refranchising, and whether the resulting ownership mix of Company-operated and franchisee-operated restaurants allows us to meet our financial objectives.  In addition, refranchising activity could vary significantly from quarter-to-quarter and year-to-year and that volatility could impact our reported earnings.

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

Our Concepts and their franchisees are subject to numerous laws and regulations around the world. These laws change regularly and are increasingly complex. For example, we are subject to:

•
The Americans with Disabilities Act in the U.S. and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas.

•
The U.S. Fair Labor Standards Act, which governs matters such as minimum wages, overtime and other working conditions, family leave mandates and a variety of similar state laws that govern these and other employment law matters.

•	Anti-bribery and corruption laws such as the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws.

•	New or changing laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling.

•	New or changing laws relating to state and local licensing.

•	New or changing laws and regulations relating to health, sanitation, food, workplace safety and fire safety and prevention.

•	New or changing laws and regulations relating to union organizing rights and activities.

•	New or changing laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud.

•	New or changing environmental regulations.

•	New or changing federal and state immigration laws and regulations in the U.S.

New laws or changes in law could result in increased taxes, and compliance with new or existing laws and regulations could impact our operations. In addition, the compliance costs associated with these laws and regulations could be substantial, and any failure or alleged failure to comply with these laws or regulations could increase our exposure to litigation and governmental investigations or proceedings, which could increase our expenses and adversely affect our reputation and financial condition. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

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

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. We are also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to such income and non-income based taxes inside and outside of the U.S. If the IRS or another taxing authority disagrees with our tax positions, we could face additional tax liability, including interest and penalties.  Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Such changes could increase our taxes and have an adverse effect on our operating results and financial condition.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2012 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2012, the Company’s Concepts owned nearly 900 units and leased land, building or both for nearly 6,700 units worldwide.  These units are further detailed as follows:

•	The China Division leased land, building or both in more than 4,500 units.

•	The International Division owned more than 100 units and leased land, building or both in more than 1,000 units.

•	The U.S. Division owned more than 700 units and leased land, building or both in more than 1,000 units.

•	The India Division leased land, building or both in more than 100 units.

Company restaurants in China are generally leased for initial terms of 10 to 15 years and generally do not have renewal options.  Historically, the Company has either been able to renew its China Division leases or enter into competitive leases at replacement sites without a significant impact on our operations, cash flows or capital resources. Company restaurants in the U.S. with leases are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with shorter renewal options.  Company restaurants outside of China and the U.S. with leases have initial lease terms and renewal options that vary by country. The Company currently has approximately 800 units worldwide that it leases or subleases to franchisees, principally in the U.S., U.K. and Mexico.

The China Division leases their corporate headquarters and research facilities in Shanghai, China. The Pizza Hut U.S. and YRI corporate headquarters and a research facility in Plano, Texas are owned by Pizza Hut.  Taco Bell leases its corporate headquarters and research facility in Irvine, California. The KFC U.S. and YUM corporate headquarters and a research facility in Louisville, Kentucky are owned by the Company.  In addition, YUM leases office facilities for the U.S. Division shared service center in

Louisville, Kentucky.  Additional information about the Company’s properties is included in the Consolidated Financial Statements in Part II, Item 8, pages 50 through 98.

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

Suppliers

The Company purchases food, paper, equipment and other restaurant supplies as well as certain services from numerous independent suppliers throughout the world.  These suppliers are required to meet and maintain compliance with the Company’s standards and specifications.  On occasion, disputes arise between the Company and its suppliers on a number of issues, including, but not limited to, general performance, compliance with product specifications and terms of procurement and service requirements.

Employees

At any given time, the Company or its Concepts employ hundreds of thousands of persons, primarily in its restaurants. In addition, each year thousands of persons seek employment with the Company and its restaurants.  From time to time, disputes arise regarding employee hiring, compensation, termination and promotion practices.

Like other retail employers, the Company has been faced with allegations of class-wide wage and hour, employee classification and other labor law violations.

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

Not applicable

Executive Officers of the Registrant

The executive officers of the Company as of February 19, 2013, and their ages and current positions as of that date are as follows:

David C. Novak, 60, is Chairman of the Board and Chief Executive Officer of YUM.  He has served in this position since January 2001.

Jing-Shyh S. Su, 60, is Vice-Chairman of the Board of YUM and Chairman and Chief Executive Officer of YUM Restaurants China.  He has served in this position since May 2010. He has served as Vice-Chairman of the Board of YUM since March 2008, and he served as President of YUM Restaurants China from 1997 to May 2010.

Scott O. Bergren, 66, is Chief Executive Officer of Pizza Hut U.S. and YUM Chief Innovation Officer.  He has served in this position since February 2011.  Prior to this position, Mr. Bergren served as President and Chief Concept Officer of Pizza Hut, a position he held beginning in November 2006.  Mr. Bergren served as Chief Marketing Officer of KFC and YUM from August 2003 to November 2006.

Jonathan D. Blum, 54, is Senior Vice President, Chief Public Affairs Officer and Global Nutrition Officer of YUM.  He has served as Senior Vice President and Chief Public Affairs Officer since July 1997. In March of 2012, his title and job responsibilities were expanded to include Global Nutrition Officer.

Anne P. Byerlein, 54, is Chief People Officer of YUM.  She has served in this position since December 2002.

Christian L. Campbell, 62, is Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer of YUM.  He has served as Senior Vice President, General Counsel and Secretary since September 1997 and Chief Franchise Policy Officer since January 2003.

Richard T. Carucci, 55, is President of YUM.  He has served in this position since May 2012. Prior to this position, Mr. Carucci served as Chief Financial Officer of YUM, a position he held beginning in March 2005.

Greg Creed, 55, is Chief Executive Officer of Taco Bell.  He has served in this position since February 2011.  Prior to this position, Mr. Creed served as President and Chief Concept Officer of Taco Bell, a position he held beginning in December 2006.

Roger Eaton, 52, is YUM Chief Operations Officer.  He has served in this position since November 2011.  Prior to this position, Mr. Eaton served as Chief Executive Officer of KFC U.S. and YUM Operational Excellence Officer from February 2011 to November 2011. He was President and Chief Concept Officer of KFC from June 2008 to February 2011.  Mr. Eaton served as Chief Operating and Development Officer of YUM from April 2008 to June 2008 and as Chief Operating and Development Officer - Designate of YUM from January 2008 until April 2008.  From 2000 until January 2008, he was Senior Vice President/Managing Director of YUM Restaurants International South Pacific.

Patrick Grismer, 51, is Chief Financial Officer of YUM. He has served in this position since May 2012. Prior to this position, Mr. Grismer served as Chief Planning and Control Officer, a position he held beginning January 2011. Previously, he served in a series of domestic and international finance positions including: Chief Financial Officer of YRI from June 2008 to January 2011; Vice President of Corporate Strategy and Investor Relations of YUM from September 2007 to June 2008; and Chief Financial Officer of Pizza Hut UK from May 2005 to September 2007.

Muktesh Pant, 58, is Chief Executive Officer of YRI. He has served in this position since December 2011.  Prior to this position he served as President of YRI from May 2010 to December 2011 and as President of Global Brand Building for YUM from February 2009 to December 2011.  He served as the Chief Marketing Officer of YRI from July 2005 to May 2010.  Mr. Pant was the Global Chief Concept Officer of YUM and President of Taco Bell International from February 2008 to January 2009.  From December 2006 to January 2008 he was the Chief Concept Officer of Taco Bell International.

David E. Russell, 43, is Vice President, Finance and Corporate Controller of YUM. He has served in this position since December 2012. He has been Vice President and Corporate Controller since February 2011. Effective December 2012, his duties and title were expanded to include Vice President, Finance. From November 2010 to February 2011, Mr. Russell served as Vice President, Controller-Designate.  From January 2008 to November 2010, he served as Vice President and Assistant Controller and from 2005 to 2008 he served as Senior Director, Finance.

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

2012
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$70.72	$58.57	$0.285	$0.285
Second	73.93	62.86	0.285	0.285
Third	67.53	61.95	—	0.285
Fourth	74.47	63.88	0.67	0.335

2011
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$52.85	$46.40	$—	$0.25
Second	56.69	49.42	0.50	0.25
Third	56.75	47.82	—	0.25
Fourth	59.58	48.12	0.57	0.285

In 2012, the Company declared two cash dividends of $0.285 per share and two cash dividends of $0.335 per share of Common Stock, one of which had a distribution date of February 1, 2013.  In 2011, the Company declared two cash dividends of $0.25 per share and two cash dividends of $0.285 per share of Common Stock, one of which had a distribution date of February 3, 2012.  The Company targets an annual dividend payout ratio of 35% to 40% of net income.

As of February 12, 2013, there were 65,133 registered holders of record of the Company’s Common Stock.

Issuer Purchases of Equity Securities

The following table provides information as of December 29, 2012 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased(thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 10	436	$66.55	436	$207
9/9/12 – 10/6/12
Period 11	1,204	$69.76	1,204	$123
10/7/12 - 11/3/12
Period 12	—	N/A	—	$1,123
11/4/12 - 12/1/12
Period 13	2,478	$68.59	2,478	$953
12/2/12 - 12/29/12
Total	4,118	$68.72	4,118	$953

On November 18, 2011, our Board of Directors authorized share repurchases through May 2013 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. On November 16, 2012, our Board of Directors authorized additional share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended December 29, 2012, all share repurchases were made pursuant to the November 2011 and November 2012 authorizations. As of December 29, 2012, we have remaining capacity to repurchase up to $953 million of Common Stock under the November 2012 authorization.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 28, 2007 to December 28, 2012, the last trading day of our 2012 fiscal year.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 28, 2007 and that all dividends were reinvested.

—YUM TR
--S&P 500 TR
- -S&P 500 CD TR
200.00
150.00
100.00
50.00

	12/28/2007	12/26/2008	12/24/2009	12/23/2010	12/30/2011	12/28/2012
YUM!	$100	$79	$92	$129	$153	$168
S&P 500	$100	$59	$76	$85	$85	$95
S&P Consumer Discretionary	$100	$63	$91	$114	$119	$142

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2012	2011	2010	2009	2008
Summary of Operations
Revenues
Company sales	$11,833	$10,893	$9,783	$9,413	$9,843
Franchise and license fees and income	1,800	1,733	1,560	1,423	1,461
Total	13,633	12,626	11,343	10,836	11,304
Closures and impairment income (expenses)(a)	(37)	(135)	(47)	(103)	(43)
Refranchising gain (loss)(a)	78	(72)	(63)	26	5
Operating Profit(b)	2,294	1,815	1,769	1,590	1,517
Interest expense, net	149	156	175	194	226
Income before income taxes	2,145	1,659	1,594	1,396	1,291
Net Income – including noncontrolling interest	1,608	1,335	1,178	1,083	972
Net Income – YUM! Brands, Inc.	1,597	1,319	1,158	1,071	964
Basic earnings per common share	3.46	2.81	2.44	2.28	2.03
Diluted earnings per common share	3.38	2.74	2.38	2.22	1.96
Diluted earnings per common share before Special Items(b)	3.25	2.87	2.53	2.17	1.91
Cash Flow Data
Provided by operating activities	$2,294	$2,170	$1,968	$1,404	$1,521
Capital spending, excluding acquisitions and investments	1,099	940	796	797	935
Proceeds from refranchising of restaurants	364	246	265	194	266
Repurchase shares of Common Stock	965	752	371	—	1,628
Dividends paid on Common Stock	544	481	412	362	322
Balance Sheet
Total assets	$9,011	$8,834	$8,316	$7,148	$6,527
Long-term debt	2,932	2,997	2,915	3,207	3,564
Total debt	2,942	3,317	3,588	3,266	3,589
Other Data
Number of stores at year end
Company	7,578	7,437	7,271	7,666	7,568
Unconsolidated Affiliates	660	587	525	469	645
Franchisees	28,608	26,928	27,852	26,745	25,911
Licensees	2,168	2,169	2,187	2,200	2,168
System	39,014	37,121	37,835	37,080	36,292
China system sales growth(c)
Reported	23%	35%	18%	11%	33%
Local currency(d)	20%	29%	17%	10%	22%
YRI system sales growth(c)
Reported	2%	12%	9%	(4)%	10%
Local currency(d)	5%	7%	4%	5%	8%
India system sales growth(c)
Reported	13%	36%	43%	10%	23%
Local currency(d)	29%	35%	36%	24%	23%
U.S. same store sales growth(c)	5%	(1)%	1%	(5)%	2%
Shares outstanding at year end	451	460	469	469	459
Cash dividends declared per Common Stock	$1.24	$1.07	$0.92	$0.80	$0.72
Market price per share at year end	$64.72	$59.01	$49.66	$35.38	$30.28

Fiscal years 2012, 2010, 2009 and 2008 include 52 weeks and fiscal year 2011 includes 53 weeks. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for discussion of the impact of the 53rd week in fiscal year 2011.

The selected financial data should be read in conjunction with the Consolidated Financial Statements.

(a)	See Note 4 for discussion of Refranchising Gain (Loss) and Store Closure and Impairment Activity.

(b)
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

2012, 2011 and 2010 Special Items are described in further detail within our MD&A. Special Items in 2009 and 2008 include the U.S. refranchising net gain of $34 million in 2009 and U.S. refranchising net loss of $5 million in 2008, charges of $16 million in 2009 and $49 million in 2008 relating to U.S. General and Administrative (“G&A”) productivity initiatives and realignment of resources, investments in our U.S. Brands of $32 million in 2009 and $7 million in 2008, a 2009 U.S. Goodwill impairment charge of $26 million, the 2009 loss of $10 million recognized as a result of our decision to offer to refranchise an equity market outside the U.S., the 2009 gain of $68 million upon our acquisition of additional ownership in, and consolidation of, the operating entity that owns the KFCs in Shanghai, China, and the 2008 gain of $100 million related to the sale of our unconsolidated affiliate in Japan. The items above resulted in cumulative net tax benefits of $5 million in 2009 and net tax expense of $14 million in 2008.

(c)
System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants that operate our concepts, except for non-company-owned restaurants for which we do not receive a sales-based royalty.  Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit development.  Same-store sales growth includes the estimated growth in sales of all restaurants that have been open and in the YUM system one year or more.

(d)
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

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements on pages 50 through 98 (“Financial Statements”) and the Forward-Looking Statements on page 2 and the Risk Factors set forth in Item 1A.  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

•
The Company provides the percentage changes excluding the impact of foreign currency translation (“FX” or “Forex”).  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

•
System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants that operate our Concepts, except for non-company-owned restaurants for which we do not receive a sales-based royalty.  Sales of franchise, unconsolidated affiliate and license restaurants generate franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit development.

•	Same-store sales is the estimated growth in sales of all restaurants that have been open and in the YUM system one year or more.

•
Company restaurant profit is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Company restaurant profit divided by Company sales.

•	Operating margin is defined as Operating Profit divided by Total revenue.

All Note references herein refer to the Notes to the Financial Statements on pages 57 through 97.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Description of Business

YUM is the world’s largest quick-service restaurant company in terms of system restaurants with over 39,000 restaurants in more than 125 countries and territories operating primarily under the KFC, Pizza Hut or Taco Bell brands.  In December of 2011 we sold our Long John Silver's ("LJS") and A&W All American Food Restaurants ("A&W") brands to key franchise leaders and strategic investors in separate transactions. The results for these businesses through the sale dates are included in the Company's results for 2011 and 2010. The Company’s primary restaurant brands – KFC, Pizza Hut and Taco Bell – are the global leaders in the chicken, pizza and Mexican-style food categories, respectively.  Of the over 39,000 restaurants, 19% are operated by the Company, 75% are operated by franchisees and unconsolidated affiliates and 6% are operated by licensees.

YUM’s business consists of four reporting segments:  YUM China ("China" or "China Division"), YUM Restaurants International (“YRI” or “International Division”), United States ("U.S.") and YUM Restaurants India ("India" or "India Division").  The China Division includes mainland China and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations.  The China Division, YRI and Taco Bell U.S. now represent approximately 85% of the Company’s operating profits, excluding Corporate and unallocated income and expenses.

In 2012, our India Division began being reported as a standalone reporting segment separate from YRI as a result of changes to our management reporting structure. While our consolidated results are not impacted, our historical segment information has been restated to be consistent with the current period presentation.

Strategies

The Company continues to focus on four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurant brands, respectively, in mainland China.  Additionally, the Company owns and operates the distribution system for its restaurants in China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growing economy and a population of 1.3 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants and testing the additional restaurant concepts of Pizza Hut Home Service (pizza delivery) and East Dawning (Chinese food).  Additionally, on February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Ltd. ("Little Sheep"), a leading casual dining concept in China. This acquisition brought our total ownership to approximately 93% of the business. Our ongoing earnings growth model in China includes double-digit percentage unit growth, mid-teen system sales growth, mid-single digit same-store sales growth and moderate leverage of our General and Administrative (“G&A”) infrastructure, which we expect to drive Operating Profit growth of 15%.

Drive Aggressive International Expansion and Build Strong Brands Everywhere – Outside the U.S. and China the Company and its franchisees opened over 1,000 new restaurants in 2012, representing 13 straight years of opening over 700 restaurants, and the Company is one of the leading international retail developers in terms of units opened.  The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including India, France, Germany, Russia and across Africa.  The International Division’s Operating Profit has experienced a 10-year compound annual growth rate of 12%.  Our ongoing earnings growth model for YRI includes Operating Profit growth of 10% driven by 3-4% unit growth, system sales growth of 6%, at least 2-3% same-store sales growth, margin improvement and leverage of our G&A infrastructure.

Dramatically Improve U.S. Brand Positions, Consistency and Returns – The Company continues to focus on improving its U.S. position through differentiated products and marketing and an improved customer experience.  The Company also strives to provide industry-leading new product innovation which adds sales layers and expands day parts.  We continue to evaluate our returns and ownership positions with an earn-the-right-to-own philosophy on Company-owned restaurants.  Our ongoing earnings growth model for the U.S. calls for Operating Profit growth of 5% driven by same-store sales growth of at least 2%, margin improvement and leverage of our G&A infrastructure.

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via dividends and share repurchases.  The Company has one of the highest returns on invested capital in the Quick Service Restaurants (“QSR”) industry.  The Company’s dividend and share repurchase programs have returned over $2.6 billion and $7.6 billion to shareholders, respectively, since 2004.  The Company targets an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend at a double-digit percentage rate each year since first initiating a dividend in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual targets for the next several years.   Consistent with these ongoing earnings growth rates, in December 2012 we indicated our expectation of at least 10% EPS growth for 2013. However, KFC China same-store sales turned sharply negative during the last two weeks in December as a result of adverse publicity from a poultry supply situation. We have made the assumptions that it will take time to restore consumer confidence and KFC China same-store sales will improve as the year progresses and will be positive in the fourth quarter. With these assumptions, for the full year, we estimate that China Restaurant margin will be in the mid-teens, China Operating Profit will be negative versus prior year and EPS, excluding Special Items, will decline by a mid-single digit percentage in 2013. This includes an expectation for a significant decline in EPS performance in the first half of the year followed by EPS growth in the second half. We expect to open at least 700 new units in China, which is unchanged from our previous guidance. See the China Results of Operations paragraph within the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for further discussion of the poultry supply situation's impact to the China Division's results of operations.

2012 Highlights

●	Worldwide system sales grew 5%, prior to foreign currency translation.
○ Worldwide system sales growth was 8%, excluding the 2011 divestiture of LJS and A&W, the 53rd-week impact and the acquisition of Little Sheep, including 17% in China, 7% at YRI and 5% in the U.S.
●	Same-store sales grew 4% in China, 3% at YRI and 5% in the U.S.
●	Worldwide restaurant margin increased 0.6 percentage points to 16.6%.
●	Worldwide operating profit grew 12%, prior to foreign currency translation.
●
Record International development with 1,976 new restaurants opened, including 889 new units in China, 949 new units at YRI and 138 in the India Division; 83% of this development occurred in emerging markets.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

		Amount		% B/(W)
	2012	2011	2010	2012		2011
Company sales	$11,833	$10,893	$9,783	9		11
Franchise and license fees and income	1,800	1,733	1,560	4		11
Total revenues	$13,633	$12,626	$11,343	8		11
Company restaurant profit	$1,981	$1,753	$1,663	13		6
% of Company sales	16.7%	16.1%	17.0%	0.6	ppts.	(0.9)	ppts.
Operating Profit	$2,294	$1,815	$1,769	26		3
Interest expense, net	149	156	175	5		11
Income tax provision	537	324	416	(66)		22
Net Income – including noncontrolling interest	1,608	1,335	1,178	20		13
Net Income – noncontrolling interest	11	16	20	35		18
Net Income – YUM! Brands, Inc.	$1,597	$1,319	$1,158	21		14
Diluted EPS(a)	$3.38	$2.74	$2.38	23		15
Diluted EPS before Special Items(a)	$3.25	$2.87	$2.53	13		14
Reported Effective tax rate	25.0%	19.5%	26.1%
Effective tax rate before Special Items	25.8%	24.2%	25.3%

(a)	See Note 3 for the number of shares used in these calculations.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Special Items

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results in 2012, 2011 and 2010 on a basis before Special Items.  Included in Special Items are the U.S. Refranchising gain (loss), the YUM Retirement Plan settlement charge in 2012, the gain upon acquisition of Little Sheep in 2012, the losses associated with refranchising equity markets outside the U.S. and the losses, other costs and tax benefits in 2011 relating to our divestiture of the LJS and A&W brands. Other Special Items Income (Expense) includes the depreciation reductions from Pizza Hut UK and KFC U.S. restaurants impaired upon our decision or offer to refranchise that remained Company stores for some or all of the periods presented, gains from real estate sales related to our previously refranchised Mexico business and charges relating to U.S. G&A productivity initiatives and realignment of resources.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally, and Special Items are not included in our China, YRI, U.S. or India segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in 2012, 2011 and 2010 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Year
	2012	2011	2010
Detail of Special Items
U.S. Refranchising gain (loss)	$122	$(17)	$(18)
YUM Retirement Plan settlement charge	(84)	—	—
Gain upon acquisition of Little Sheep	74	—	—
Losses associated with refranchising equity markets outside the U.S.	(70)	(76)	(59)
Losses and other costs relating to the LJS and A&W divestitures	—	(86)	—
Other Special Items Income (Expense)	16	(8)	—
Special Items Income (Expense)	58	(187)	(77)
Tax Benefit (Expense) on Special Items(a)	1	123	7
Special Items Income (Expense), net of tax	$59	$(64)	$(70)
Average diluted shares outstanding	473	481	486
Special Items diluted EPS	$0.13	$(0.13)	$(0.15)
Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$2,236	$2,002	$1,846
Special Items Income (Expense)	58	(187)	(77)
Reported Operating Profit	$2,294	$1,815	$1,769
Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$3.25	$2.87	$2.53
Special Items EPS	0.13	(0.13)	(0.15)
Reported EPS	$3.38	$2.74	$2.38
Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	25.8%	24.2%	25.3%
Impact on Tax Rate as a result of Special Items(a)	(0.8)%	(4.7)%	0.8%
Reported Effective Tax Rate	25.0%	19.5%	26.1%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Business Transformation

We took several measures in 2012, 2011 and 2010 to transform our U.S. business including refranchising and G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs).

In the year ended December 29, 2012, we recorded pre-tax refranchising gains of $122 million in the U.S., primarily due to gains on sales of Taco Bells. In the years ended December 31, 2011 and December 25, 2010, we recorded pre-tax losses of $17 million and $18 million from refranchising in the U.S., respectively. The losses recorded in the years ended December 31, 2011 and December 25, 2010 were primarily the net result of gains from restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company-operated KFC restaurants. The non-cash impairment charges that we recorded related to our offers to refranchise these Company-operated KFC restaurants in the U.S. decreased depreciation expense versus what we would have otherwise recorded by $3 million, $10 million and $9 million in the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively. This depreciation reduction was recorded as a Special Item, resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants. This depreciation reduction is classified within Other Special Items Income (Expense) in the table above. Refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs), we recorded pre-tax charges of $5 million, $21 million and $9 million in the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively. These charges are classified within Other Special Items in the above table.

YUM Retirement Plan Settlement Charge

During the fourth quarter of 2012, the Company allowed certain former employees with deferred vested balances in the YUM Retirement Plan ("the Plan") an opportunity to voluntarily elect an early payout of their pension benefits. We paid out $227 million, all of which was funded from existing pension plan assets.

As a result of settlement payments exceeding the sum of service and interest costs within the Plan in 2012, pursuant to our policy, we recorded a pre-tax settlement charge of $84 million in General and administrative expenses. See Note 14 for further discussion of our pension plans.

Little Sheep Acquisition

On February 1, 2012 we acquired an additional 66% interest in Little Sheep for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%.  The acquisition was driven by our strategy to build leading brands across China in every significant category.  Prior to our acquisition of this additional interest, our 27% interest in Little Sheep was accounted for under the equity method of accounting.  As a result of the acquisition we obtained voting control of Little Sheep, and thus we began consolidating Little Sheep upon acquisition.  As required by GAAP, we remeasured our previously held 27% ownership in the entity, which had a recorded value of $107 million at the date of acquisition, at fair value based on Little Sheep's traded share price immediately prior to our offer and recognized a non-cash gain of $74 million, which resulted in no related income tax expense.

Under the equity method of accounting, we previously reported our 27% share of the net income of Little Sheep as Other (income) expense in the Consolidated Statements of Income. Since the acquisition, we have reported the results of operations for the entity in the appropriate line items of our Consolidated Statement of Income.  We no longer report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner's ownership percentage is recorded as Net Income - noncontrolling interest. In 2012, the consolidation of Little Sheep increased China Division Revenues by 4%, decreased China Division Restaurant Margin by 0.4 percentage points and did not have a significant impact on China Division Operating Profit.

Refranchising of Equity Markets Outside the U.S.

During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the United Kingdom. The newly signed franchise agreement for these stores allows the franchisee to pay continuing franchise fees in the initial years of the agreement at a reduced rate. We agreed to allow the franchisee to pay these reduced fees in part as consideration for their assumption of lease liabilities related to underperforming stores that we anticipate they will close that were part of the refranchising. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront refranchising gain (loss). Accordingly, upon the closing of this refranchising we recognized a loss of $53 million representing the estimated value of these reduced continuing fees. The associated deferred credit is recorded within Other liabilities and deferred credits in our Consolidated Balance Sheet as of December 29, 2012 and will be amortized into YRI's Franchise and license fees and income over the next four years, including $16 million in 2013. This upfront loss largely contributed to a $70 million Refranchising loss we recognized in Special Items during 2012 as a result of this refranchising. Also included in that loss was the write-off of $14 million in goodwill allocated to the Pizza Hut UK reporting unit. The remaining carrying value of goodwill allocated to our Pizza Hut UK business of $87 million, after the aforementioned write-off, was determined not to be impaired as the fair value of the Pizza Hut UK reporting unit exceeded its carrying amount. An income tax benefit of $9 million was recorded in Special Items in 2012 as a result of this $70 million refranchising loss.

During 2011, we recorded a $76 million charge in Refranchising gain (loss) as a result of our decision to refranchise or close all of our remaining company-owned Pizza Hut UK dine-in restaurants, primarily to write down these restaurants' long-lived assets to their then estimated fair value. Impairment charges of Pizza Hut UK long-lived assets incurred as a result of this decision, including the charge mentioned in the previous sentence, reduced depreciation expense versus what would have otherwise been recorded by $13 million and $3 million for the years ended December 29, 2012 and December 31, 2011, respectively. The depreciation reduction is classified within Other Special Items Income (Expense) in the table above.

In 2010, we recorded a $52 million loss on the refranchising of our Mexico equity market as we sold all of our Company-owned restaurants, comprised of 222 KFC and 123 Pizza Huts, to an existing Latin American franchise partner.  The buyer is also serving as the master franchisee for Mexico which had 102 KFC and 53 Pizza Hut franchise restaurants at the time of the transaction.  The write-off of goodwill included in this loss was minimal as our Mexico reporting unit included an insignificant amount of goodwill. This loss did not result in a related income tax benefit. In 2012, within Other Special Items Income (Expense), we recorded gains of $3 million from real estate sales related to our previously refranchised business.

In 2010, we refranchised all of our remaining Company-owned restaurants in Taiwan, which consisted of 124 KFCs. We included in our December 25, 2010 financial statements a write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan. This loss did not result in a related income tax benefit. We believe the terms of the franchise agreement entered into in connection with the Taiwan refranchising were substantially consistent with market. The remaining carrying value of goodwill related to our Taiwan business of $30 million, was determined not to be impaired subsequent to the refranchising as the fair value of the Taiwan reporting unit exceeded its carrying amount.

The amount of goodwill write-off for the Pizza Hut UK and Taiwan reporting units was based on the relative fair values of the businesses disposed of and the portion of the businesses that were retained. The fair value of the businesses disposed of was determined by reference to the discounted value of the future cash flows expected to be generated by the restaurants and retained by the franchisee, which include a deduction for the anticipated royalties the franchisee will pay the Company associated with the franchise agreements entered into in connection with these refranchising transactions. The fair value retained by the Company includes future royalties to be received from the refranchised businesses. For Pizza Hut UK, the fair value retained also includes the anticipated future cash flows from our Pizza Hut UK delivery business, which is part of the Pizza Hut UK reporting unit, and was not impacted by the dine-in refranchising.

LJS and A&W Divestitures

In 2011, we sold the Long John Silver's and A&W All American Food Restaurants brands to key franchise leaders and strategic investors in separate transactions. In 2011, we recognized $86 million of pre-tax losses and other costs primarily in Closures and impairment (income) expenses as a result of our decision to sell these businesses. Additionally, we recognized $104 million of tax benefits related to these divestitures. In 2012, System sales and Franchise and license fees and income in the U.S. were negatively impacted by 5% and 6%, respectively, due to these divestitures while YRI's system sales and Franchise and license fees and income were both negatively impacted by 1%. While these divestitures negatively impacted both the U.S. and YRI segments' Operating Profit by 1% in 2012, the impact on our consolidated Operating Profit was not significant.

China Results of Operations

China Division same-store sales declined 6% in the fourth quarter of 2012. KFC China sales in the last two weeks of the year were significantly impacted by the intense media attention surrounding an investigation by the Shanghai FDA (SFDA) into poultry supply management at our China Division. The investigation was prompted by a report broadcast on China's national television, which showed that a few poultry farmers were ignoring laws and regulations by using excessive levels of antibiotics in chicken. Some of this chicken was purchased by two poultry suppliers of KFC China. On January 25, 2013, the SFDA concluded its investigation and released its recommendations to Yum! China to strengthen our poultry supply chain practices including refined voluntary self testing procedures, improved reporting and communications and enhanced supplier management. Our team in China has taken a comprehensive review of our current system and is in the process of incorporating all of the SFDA's recommendations.
January 2013 estimated same-store sales declined 37% for the China Division, including a 41% decline at KFC China. We estimate that the timing of Chinese New Year had a negative mid-teen impact on the China Division's January same-store sales growth and we expect the negative impact of Chinese New Year to reverse in February resulting in a decline of approximately 25% for January and February combined (China's first quarter). See the Strategies section of this MD&A for a discussion of the expected impact of this situation on China Division's results of operations for the full year 2013 and on YUM's 2013 EPS growth.

Extra Week in 2011

Our fiscal calendar results in a 53rd week every five or six years. Fiscal year 2011 included a 53rd week in the fourth quarter for all our U.S. businesses and certain of our YRI businesses that report on a period, as opposed to a monthly, basis. Our China and India Divisions report on a monthly basis and thus did not have a 53rd week in 2011.

See the System Sales Growth section within our MD&A for further discussion on the impact of 53rd week in 2011 on system sales. The following table summarizes the estimated impact of the 53rd week in 2011 on revenues and operating profit:

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

YRI Acquisitions

In 2011, YRI acquired 68 KFC restaurants from an existing franchisee in South Africa for $71 million.

In 2010, we completed the exercise of our option with our Russian partner to purchase their interest in the co-branded Rostik’s-KFC restaurants across Russia and the Commonwealth of Independent States.  As a result, we acquired company ownership of 50 restaurants and gained full rights and responsibilities as franchisor of 81 restaurants, which our partner previously managed as master franchisee.   We paid cash of $60 million, net of settlement of a long-term note receivable of $11 million, and assumed long-term debt of $10 million which was subsequently repaid. Of the remaining balance of the purchase price of $12 million, a payment of $9 million was made in July 2012 and the remainder is expected to be paid in cash during 2013.

The impact of consolidating these businesses on all line-items within our Consolidated Statement of Income was insignificant to the comparison of our year-over-year results and is not expected to materially impact our results going forward.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  In the U.S., we are targeting Company ownership of KFC, Pizza Hut and Taco Bell restaurants of about 10%, down from its current level of 11%, with our primary remaining focus being refranchising at Taco Bell to about 16% Company ownership from its current level of 20%.  Consistent with this strategy, 468, 404 and 404 Company restaurants in the U.S. were sold to franchisees in the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively. Additionally, in December 2012 we refranchised 331 remaining Company-owned dine-in restaurants in the Pizza Hut UK business and during 2010, we refranchised all Company-owned KFCs and Pizza Huts in Mexico (345 restaurants) and KFCs in Taiwan (124 restaurants).

The following table summarizes our worldwide refranchising activities:

	2012	2011	2010
Number of units refranchised	897	529	949
Refranchising proceeds, pre-tax	$364	$246	$265
Refranchising (gain) loss, pre-tax	$(78)	$72	$63

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline and franchise and license expense can increase over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A that we no longer incurred as a result of stores that were operated by us for all or a portion of the respective previous year and were no longer operated by us as of the last day of the respective current year.

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

The following table summarizes the impact of refranchising on Total revenues as described above:

	2012
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(54)	$(113)	$(606)	$—	$(773)
Increased Franchise and license fees and income	9	10	43	—	62
Decrease in Total revenues	$(45)	$(103)	$(563)	$—	$(711)

	2011
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(36)	$(311)	$(404)	$—	$(751)
Increased Franchise and license fees and income	6	25	27	—	58
Decrease in Total revenues	$(30)	$(286)	$(377)	$—	$(693)

The following table summarizes the impact of refranchising on Operating Profit as described above:

	2012
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(8)	$(7)	$(46)	$—	$(61)
Increased Franchise and license fees and income	9	10	43	—	62
Increased Franchise and license expenses	(4)	(4)	(6)	—	(14)
Decreased G&A	—	2	12	—	14
Increase (decrease) in Operating Profit	$(3)	$1	$3	$—	$1

	2011
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(5)	$(25)	$(43)	$—	$(73)
Increased Franchise and license fees and income	6	25	27	—	58
Increased Franchise and license expenses	(2)	(2)	(2)	—	(6)
Decreased G&A	—	21	6	—	27
Increase (decrease) in Operating Profit	$(1)	$19	$(12)	$—	$6

Internal Revenue Service Proposed Adjustments

On June 23, 2010, the Company received a Revenue Agent Report (RAR) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $220 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $30 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2012, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $130 million plus net interest to date of approximately $5 million.

We believe that the Company has properly reported taxable income and paid taxes in accordance with applicable laws and that the proposed adjustments are inconsistent with applicable income tax laws, Treasury Regulations and relevant case law.  We intend to defend our position vigorously and have filed a protest with the IRS.  As the final resolution of the proposed adjustments remains uncertain, the Company will continue to provide for its position in accordance with GAAP. There can be no assurance that payments due upon final resolution of this issue will not exceed our currently recorded reserve and such payments could have a material, adverse effect on our financial position.  Additionally, if increases to our reserves are deemed necessary due to future developments related to this issue, such increases could have a material, adverse effect on our results of operations as they are recorded.  The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution.

China Value Added Tax Regulation

A tax regulation was issued in November 2011 in China which addresses the imposition of a Value Added Tax on certain food sales where the food is not consumed on the premises where sold.  The applicability of the regulation, if any, to the sales under certain of our restaurant distribution methods is unclear at this time. While we do not anticipate that the regulation will have a material impact on our results of operations or cash flows, we currently cannot quantify the potential impact, if any, until we have further clarity as to its applicability.

Restaurant Unit Activity

Worldwide	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2010	27,852	7,271	525	35,648
New Builds	1,058	749	73	1,880
Acquisitions	(137)	137	—	—
Refranchising	529	(529)	—	—
Closures	(743)	(191)	(11)	(945)
LJS & A&W Divestitures(b)	(1,633)	—	—	(1,633)
Other	2	—	—	2
Balance at end of 2011	26,928	7,437	587	34,952

New Builds	1,274	989	82	2,345
Acquisitions(c)	268	204	—	472
Refranchising	897	(897)	—	—
Closures	(756)	(155)	(9)	(920)
Other	(3)	—	—	(3)
Balance at end of 2012	28,608	7,578	660	36,846
% of Total	78%	20%	2%	100%

China	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2010	153	3,228	525	3,906
New Builds	4	579	73	656
Refranchising	47	(47)	—	—
Closures	(3)	(55)	(11)	(69)
Balance at end of 2011	201	3,705	587	4,493

New Builds	25	782	82	889
Acquisitions(c)	273	199	—	472
Refranchising	53	(53)	—	—
Closures	(33)	(86)	(9)	(128)
Balance at end of 2012	519	4,547	660	5,726
% of Total	9%	79%	12%	100%

YRI	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2010	12,421	1,505	—	13,926
New Builds	735	53	—	788
Acquisitions	(86)	86	—	—
Refranchising	78	(78)	—	—
Closures	(329)	(55)	—	(384)
LJS & A&W Divestitures(b)	(346)	—	—	(346)
Other	3	—	—	3
Balance at end of 2011	12,476	1,511	—	13,987

New Builds	873	76	—	949
Acquisitions	(2)	2	—	—
Refranchising	376	(376)	—	—
Closures	(400)	(35)	—	(435)
Other	(1)	—	—	(1)
Balance at end of 2012	13,322	1,178	—	14,500
% of Total	92%	8%	—%	100%

U.S.	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2010	14,977	2,484	—	17,461
New Builds	231	88	—	319
Acquisitions	(51)	51	—	—
Refranchising	404	(404)	—	—
Closures	(407)	(80)	—	(487)
LJS & A&W Divestitures(b)	(1,286)	—	—	(1,286)
Other	(1)	—	—	(1)
Balance at end of 2011	13,867	2,139	—	16,006

New Builds	273	96	—	369
Refranchising	468	(468)	—	—
Closures	(312)	(34)	—	(346)
Other	(2)	—	—	(2)
Balance at end of 2012	14,294	1,733	—	16,027
% of Total	89%	11%	—%	100%

India	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2010	301	54	—	355
New Builds	88	29	—	117
Closures	(4)	(1)	—	(5)
LJS & A&W Divestitures(b)	(1)	—	—	(1)
Other	—	—	—	—
Balance at end of 2011	384	82	—	466

New Builds	103	35	—	138
Acquisitions	(3)	3	—	—
Closures	(11)	—	—	(11)
Balance at end of 2012	473	120	—	593
% of Total	80%	20%	—%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,168, 126 and 2,042 licensed units, respectively, at December 29, 2012.  While there are no licensed units in China, we have excluded from the Worldwide and China totals 7 Company-owned units that are similar to licensed units. There are no licensed units in India. The units excluded offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information at this time.

(b)
The reductions to Worldwide, YRI, U.S. and India totals of 1,633, 346,1,286 and 1, respectively during 2011 represent the number of LJS and A&W units as of the beginning of 2011. Therefore, 2011 New Builds and Closures exclude any activity related to LJS and A&W.

(c)	Includes 472 Little Sheep units acquired on February 1, 2012.

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

	2012 vs. 2011
	China	YRI	U.S.	India	Worldwide
Same store sales growth (decline)	4%	3%	5%	5%	4%
Net unit growth and other(a)	16	3	(4)	24	2
Foreign currency translation	3	(3)	N/A	(16)	(1)
53rd week in 2011	N/A	(1)	(2)	N/A	(1)
% Change	23%	2%	(1)%	13%	4%
% Change, excluding forex and 53rd week in 2011	20%	6%	—%	29%	6%
	2011 vs. 2010
	China	YRI	U.S.	India	Worldwide
Same store sales growth (decline)	19%	2%	(1)%	10%	3%
Net unit growth and other	10	4	(1)	25	3
Foreign currency translation	6	5	N/A	1	3
53rd week in 2011	N/A	1	2	N/A	1
% Change	35%	12%	—%	36%	10%
% Change, excluding forex and 53rd week in 2011	29%	6%	(2)%	35%	6%

(a)
For the year ended December 29, 2012, system sales growth includes a 1% and 5% negative impact for YRI and the U.S., respectively, related to the LJS and A&W divestitures and a 3% positive impact for China related to the acquisition of Little Sheep. Combined these items had a 2% net negative impact for Worldwide system sales for the year to date ended December 29, 2012.

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

The dollar changes in Company Restaurant profit by year were as follows:

China
	2012 vs. 2011
Income / (Expense)	2011	Store Portfolio Actions	Other	FX	2012
Company sales	$5,487	$910	$249	$151	$6,797
Cost of sales	(1,947)	(318)	3	(50)	(2,312)
Cost of labor	(890)	(207)	(134)	(28)	(1,259)
Occupancy and other	(1,568)	(336)	(45)	(44)	(1,993)
Restaurant profit	$1,082	$49	$73	$29	$1,233
Restaurant margin	19.7%				18.1%

	2011 vs. 2010
Income / (Expense)	2010	Store Portfolio Actions	Other	FX	2011
Company sales	$4,081	$436	$720	$250	$5,487
Cost of sales	(1,362)	(150)	(346)	(89)	(1,947)
Cost of labor	(587)	(96)	(166)	(41)	(890)
Occupancy and other	(1,231)	(159)	(107)	(71)	(1,568)
Restaurant profit	$901	$31	$101	$49	$1,082
Restaurant margin	22.1%				19.7%

In 2012, the increase in China Company sales associated with store portfolio actions was primarily driven by new unit development and the acquisition of Little Sheep, partially offset by restaurant closures. The increase in China Restaurant profit associated with store portfolio actions was primarily driven by new unit development, partially offset by restaurant closures. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 4%, which was partially offset by wage rate inflation of 10% and higher rent and utilities.
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

YRI
	2012 vs. 2011
Income / (Expense)	2011	Store Portfolio Actions	Other	FX	53rd Week in 2011	2012
Company sales	$2,341	$100	$72	$(82)	$(29)	$2,402
Cost of sales	(743)	(65)	(18)	30	9	(787)
Cost of labor	(608)	(3)	(15)	19	8	(599)
Occupancy and other	(700)	(16)	(18)	23	6	(705)
Restaurant profit	$290	$16	$21	$(10)	$(6)	$311
Restaurant margin	12.4%					12.9%

	2011 vs. 2010
Income / (Expense)	2010	Store Portfolio Actions	Other	FX	53rd Week in 2011	2011
Company sales	$2,310	$(171)	$57	$116	$29	$2,341
Cost of sales	(738)	77	(35)	(38)	(9)	(743)
Cost of labor	(587)	38	(21)	(30)	(8)	(608)
Occupancy and other	(711)	60	(10)	(33)	(6)	(700)
Restaurant profit	$274	$4	$(9)	$15	$6	$290
Restaurant margin	11.8%					12.4%

In 2012, the increase in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by the acquisition of restaurants in South Africa in the fourth quarter of 2011 and new unit development, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 3%, which was offset by the combination of higher labor costs and commodity inflation.

In 2011, the decrease in YRI Company sales associated with store portfolio actions was driven by refranchising, primarily Mexico, partially offset by new unit development. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 3% offset by commodity inflation and higher labor costs.

U.S.
	2012 vs. 2011
Income / (Expense)	2011	Store Portfolio Actions	Other	53rd Week in 2011	2012
Company sales	$3,000	$(535)	$128	$(43)	$2,550
Cost of sales	(917)	177	(13)	13	(740)
Cost of labor	(912)	165	(16)	12	(751)
Occupancy and other	(809)	164	(7)	9	(643)
Restaurant profit	$362	$(29)	$92	$(9)	$416
Restaurant margin	12.1%				16.3%

	2011 vs. 2010
Income / (Expense)	2010	Store Portfolio Actions	Other	53rd Week in 2011	2011
Company sales	$3,355	$(322)	$(76)	$43	$3,000
Cost of sales	(976)	95	(23)	(13)	(917)
Cost of labor	(994)	101	(7)	(12)	(912)
Occupancy and other	(908)	95	13	(9)	(809)
Restaurant profit	$477	$(31)	$(93)	$9	$362
Restaurant margin	14.2%				12.1%

In 2012, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were same-store sales growth of 5%, including the positive impact of less discounting, combined with the positive impact of sales mix shifts as well as supply chain efficiencies, partially offset by higher restaurant-level incentive compensation costs.

In 2011, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising.  Significant other factors impacting Company sales and/or Restaurant profit were commodity inflation of $55 million, or 6%, Company same-store sales declines of 3%, including a negative impact from sales mix shift, and higher self-insurance costs.

Franchise and license fees and income

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation		% Increase (Decrease) excluding foreign currency translation and 53rd week
	2012	2011	2010	2012	2011	2012	2011	2012	2011
China	$101	$79	$54	29	45	25	38	25	38
YRI	879	851	729	3	17	7	12	8	11
U.S.	802	786	765	2	3	N/A	N/A	4	1
India	18	17	12	6	39	18	39	18	39
Worldwide	$1,800	$1,733	$1,560	4	11	6	8	7	7

China Franchise and license fees and income increased 25% and 38% in 2012 and 2011, respectively, excluding the impact of foreign currency translation. The increases were driven by refranchising, new unit development and positive franchise same-store sales.

YRI Franchise and license fees and income increased 8% in 2012, excluding the impacts of foreign currency translation and the 53rd week in 2011. The increase was driven by new unit development and positive franchise same-store sales. YRI Franchise and license fees and income increased 11% in 2011, excluding the impacts of foreign currency translation and the 53rd week. The increase was driven by new unit development, refranchising and positive franchise same-store sales.

U.S. Franchise and license fees and income increased 4% in 2012, excluding the 53rd week in 2011. The increase was driven by refranchising, positive franchise same-store sales and new unit development, partially offset by the LJS and A&W divestitures and franchise store closures. U.S. Franchise and license fees and income increased 1% in 2011, excluding the 53rd week. The increase was driven by refranchising and new unit development, partially offset by franchise store closures and franchise same-store sales declines.

General and Administrative Expenses

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation		% Increase (Decrease) excluding foreign currency translation and 53rd week
	2012	2011	2010	2012	2011	2012	2011	2012	2011
China	$334	$275	$216	21	27	19	22	19	22
YRI	414	400	361	3	11	6	7	7	6
U.S.	467	450	492	4	(8)	N/A	N/A	5	(9)
India	24	22	17	9	28	25	29	25	29
Unallocated	271	225	191	21	18	N/A	N/A	22	17
Worldwide	$1,510	$1,372	$1,277	10	7	11	5	11	5

The increase in China G&A expenses for 2012, was driven by increased compensation costs due to higher headcount and wage inflation and additional G&A as a result of consolidating Little Sheep.

The increase in China G&A expenses for 2011 was driven by increased compensation costs due to wage inflation and higher headcount.

The increase in YRI G&A expenses for 2012 was driven by increased investment in strategic growth markets, including the acquisition of restaurants in South Africa in 2011, and increased compensation costs in the remaining markets.

The increase in YRI G&A expenses for 2011 was driven by increased investment in strategic growth markets, including the acquisition of our Russia business in 2010, partially offset by G&A savings from refranchising all of our remaining company restaurants in Mexico.

The increase in U.S. G&A expenses for 2012 was driven by higher pension costs, incentive compensation costs and litigation costs, partially offset by the LJS and A&W divestitures and our restaurant refranchising initiatives.

The decrease in U.S. G&A expenses for 2011 was driven by lapping of higher litigation and incentive compensation costs in 2010 and G&A savings from the actions taken as part of our U.S. business transformation measures.

The increase in Unallocated G&A expenses for 2012 was driven primarily by higher pension costs, including the YUM Retirement Plan settlement charge of $84 million, partially offset by lapping costs related to the actions taken as part of our U.S. business transformation measures, lower litigation costs and costs related to the LJS and A&W divestitures in 2011.

The increase in Unallocated G&A expenses for 2011 was driven primarily by actions taken as part of our U.S. business transformation measures and costs related to the LJS and A&W divestitures.

Franchise and License Expenses

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation		% Increase (Decrease) excluding foreign currency translation and 53rd week
	2012	2011	2010	2012	2011	2012	2011	2012	2011
China	$9	$4	$1	NM	NM	NM	NM	NM	NM
YRI	50	51	36	—	39	4	31	4	30
U.S.	74	92	70	(20)	32	N/A	N/A	(19)	32
India	—	—	—	—	—	—	—	—	—
Unallocated	—	(2)	3	78	NM	N/A	N/A	78	NM
Worldwide	$133	$145	$110	(8)	32	(7)	30	(7)	29

China Franchise and license expenses for 2012 and 2011 increased due to higher franchise-related rent expense and depreciation as a result of refranchising.
YRI Franchise and license expenses for 2012, excluding foreign currency translation, were higher due to higher franchise rent expense and depreciation as a result of refranchising, partially offset by lapping bi-annual franchise convention costs.
YRI Franchise and license expenses for 2011 were higher due to higher franchise-related rent expense and depreciation as a result of refranchising and 2011 bi-annual franchise convention costs.
U.S. Franchise and license expenses for 2012 were positively impacted by 15% due to the LJS and A&W divestitures. The remaining decrease was driven by lower franchise development incentives, partially offset by higher franchise-related rent expense and depreciation as a result of refranchising.
U.S. Franchise and license expenses for 2011 were higher due to higher franchise development incentives, higher provision for past-due receivables and increased franchise-related rent expense and depreciation as a result of refranchising.

Worldwide Other (Income) Expense	2012	2011	2010
Equity income from investments in unconsolidated affiliates	$(47)	$(47)	$(42)
Gain upon acquisition of Little Sheep(a)	(74)	—	—
Foreign exchange net (gain) loss and other(b)	6	(6)	(1)
Other (income) expense	$(115)	$(53)	$(43)

(a)	See Note 4 for further discussion of the acquisition of Little Sheep.

(b)	Includes $6 million for the year ended December 29, 2012 of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

Worldwide Closure and Impairment (Income) Expenses and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the Closure and impairment (income) expenses and Refranchising (gain) loss by reportable operating segment.

Operating Profit

	Amount			% B/(W)				% B/(W) excluding foreign currency translation
	2012	2011	2010	2012		2011		2012		2011
China	$1,015	$908	$755	12		20		9		15
YRI	715	673	592	6		14		10		8
United States	666	589	668	13		(12)		N/A		N/A
India	(1)	—	(3)	NM		NM		NM		NM

Unallocated Occupancy and Other	16	14	9	14		58		N/A		N/A
Unallocated and corporate expenses	(271)	(223)	(194)	(22)		(15)		N/A		N/A
Unallocated Closures and impairment expense	—	(80)	—	NM		NM		N/A		N/A
Unallocated Other income (expense)	76	6	5	NM		NM		N/A		N/A
Unallocated Refranchising gain (loss)	78	(72)	(63)	NM		NM		N/A		N/A
Operating Profit	$2,294	$1,815	$1,769	26		3		26		(2)
China Operating margin	14.7%	16.3%	18.3%	(1.6)	ppts.	(2.0)	ppts.	(1.7)	ppts.	(2.0)	ppts.
YRI Operating margin	21.8%	21.1%	19.5%	0.7	ppts.	1.6	ppts.	0.7	ppts.	1.6	ppts.
United States Operating margin	19.9%	15.5%	16.2%	4.4	ppts.	(0.7)	ppts.	N/A		N/A

China Division Operating Profit increased 9% in 2012, excluding foreign currency, driven by the impact of same-store sales growth and new unit development, partially offset by higher restaurant operating costs and higher G&A expenses. Leap year added an extra day in the year ended December 29, 2012 and resulted in an additional $5 million of Operating Profit. This was offset by deal costs related to the acquisition of Little Sheep.
China Division Operating Profit increased 15% in 2011, excluding foreign currency, driven by the impact of same-store sales growth and new unit development, partially offset by higher restaurant operating costs, higher G&A expenses, and lapping the effect of our brands' participation in the World Expo in 2010.
YRI Division Operating Profit increased 10% in 2012, excluding foreign currency, driven by the impact of same-store sales growth and new unit development, partially offset by higher restaurant operating costs and higher G&A expenses.

YRI Division Operating Profit increased 8% in 2011, excluding foreign currency, driven by the impact of same-store sales growth, new unit development and refranchising, partially offset by higher restaurant operating costs and G&A expenses.

U.S. Operating Profit increased 13% in 2012. The increase was driven by the impact of same-store sales growth and new unit development, partially offset by higher G&A expenses.

U.S. Operating Profit decreased 12% in 2011. The decrease was driven by higher restaurant operating costs, higher franchise and license expenses and same-store sales declines, partially offset by lower G&A expenses.

Unallocated and corporate expenses increased 22% in 2012. The increase was driven primarily by higher pension costs, including the YUM Retirement Plan settlement charge of $84 million, partially offset by lapping costs related to the actions taken as a part of our U.S. business transformation measures, higher litigation costs and costs related to the LJS and A&W divestitures in 2011.

Unallocated and corporate expenses increased 15% in 2011. The increase was driven by actions taken as part of our U.S. Business transformation measures, as well as costs incurred related to the LJS and A&W divestitures.

Unallocated Closures and impairment expense in 2011 includes $80 million of losses related to the LJS and A&W divestitures.

Unallocated Other income (expense) in 2012 includes a non-cash gain of $74 million related to our acquisition of Little Sheep. See Note 4.

Unallocated Refranchising gain (loss) in 2012, 2011 and 2010 is discussed in Note 4.

Interest Expense, Net

	2012	2011	2010
Interest expense	$169	$184	$195
Interest income	(20)	(28)	(20)
Interest expense, net	$149	$156	$175

The decrease in Interest expense, net for 2012 was primarily driven by lower average borrowings outstanding versus 2011.

The decrease in Interest expense, net for 2011 was primarily driven by lower interest rates on outstanding borrowings in 2011 versus 2010. Additionally, interest income increased due to higher cash balances.

Income Taxes

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2012		2011		2010
U.S. federal statutory rate	$751	35.0%	$580	35.0%	$558	35.0%
State income tax, net of federal tax benefit	4	0.2	2	0.1	12	0.7
Statutory rate differential attributable to foreign operations	(165)	(7.7)	(218)	(13.1)	(235)	(14.7)
Adjustments to reserves and prior years	(47)	(2.2)	24	1.4	55	3.5
Net benefit from LJS and A&W divestitures	—	—	(72)	(4.3)	—	—
Change in valuation allowances	14	0.6	22	1.3	22	1.4
Other, net	(20)	(0.9)	(14)	(0.9)	4	0.2
Income Tax Provision	$537	25.0%	$324	19.5%	$416	26.1%

Statutory rate differential attributable to foreign operations.  This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits.  The favorable impact is primarily attributable to a majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

In 2012, this benefit was negatively impacted by the repatriation of current year foreign earnings to the U.S. as we recognized additional tax expense, resulting from the related effective tax rate being lower than the U.S. federal statutory rate.

In 2011 and 2010, this benefit was positively impacted by the repatriation of current year foreign earnings as we recognized excess foreign tax credits, resulting from the related effective tax rate being higher than the U.S. federal statutory rate.

Adjustments to reserves and prior years.  This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. The impact of certain effects or changes may offset items reflected in the 'Statutory rate differential attributable to foreign operations' line.

In 2012, this item was favorably impacted by the resolution of uncertain tax positions in certain foreign jurisdictions.

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

Change in valuation allowances.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year.  The impact of certain changes may offset items reflected in the 'Statutory rate differential attributable to foreign operations' line.

In 2012, $14 million of net tax expense was driven by $16 million for valuation allowances recorded against deferred tax assets generated during the current year, partially offset by a $2 million net tax benefit resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

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

In 2010, the $22 million of net tax expense was driven by $25 million for valuation allowances recorded against deferred tax assets generated during the current year.  This expense was partially offset by a $3 million tax benefit resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

Other.  This item primarily includes the impact of permanent differences related to current year earnings as well as U.S. tax credits and deductions.

In 2012, this item was positively impacted by a one-time pre-tax gain of $74 million, with no related income tax expense, recognized on our acquisition of additional interest in, and consolidation of Little Sheep.

Consolidated Cash Flows

Net cash provided by operating activities was $2,294 million compared to $2,170 million in 2011.  The increase was primarily driven by higher operating profit before Special Items, partially offset by timing of cash payments for operating expenses and higher income taxes paid.

In 2011, net cash provided by operating activities was $2,170 million compared to $1,968 million in 2010.  The increase was primarily driven by higher operating profit before Special Items.

Net cash used in investing activities was $1,005 million versus $1,006 million in 2011.  The acquisition of Little Sheep, increased capital spending in China and the lapping of proceeds from the 2011 divestitures of LJS and A&W were offset by the release of restricted cash related to the Little Sheep acquisition and higher proceeds from refranchising in 2012.

In 2011, net cash used in investing activities was $1,006 million versus $579 million in 2010.   The increase was driven by an increase in Restricted cash and higher capital spending.

Net cash used in financing activities was $1,716 million versus $1,413 million in 2011.  The increase was driven by increased share repurchases.

In 2011, net cash used in financing activities was $1,413 million versus $337 million in 2010.  The increase was driven by lower net borrowings and an increase in share repurchases.

Consolidated Financial Condition

The changes in our Goodwill, Intangible assets, net, Restricted cash, Other liabilities and deferred credits, Investments in unconsolidated affiliates and Redeemable noncontrolling interest are primarily the result of the Little Sheep acquisition and related purchase price allocation. See Note 4.

The decrease in Short-term borrowings was primarily due to the maturity of $263 million of Senior Unsecured Notes in July 2012.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our extensive franchise operations which require a limited YUM investment.  Net cash provided by operating activities has exceeded $1 billion in each of the last eleven fiscal years, including over $2 billion in both 2012 and 2011.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  However, unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of December 29, 2012 we had approximately $1.2 billion in unused capacity under our revolving credit facility that expires in November 2017

China and YRI represented more than 70% of the Company’s segment operating profit in 2012 and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax-efficient manner.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment-grade ratings from Standard & Poor’s Rating Services (BBB) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets cost-effectively if necessary.  Based on the amount and composition of our debt at December 29, 2012, which included no borrowings outstanding under our revolving credit facility, our interest expense would not materially increase on a full-year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

During 2012, we invested $1,099 million in capital spending, including $655 million in China, $251 million in YRI, $175 million in the U.S. and $18 million in India.  For 2013, we estimate capital spending will be approximately $1.1 billion.

During the year ended December 29, 2012 we repurchased shares for $985 million, which includes the effect of $20 million in share repurchases with trade dates prior to the 2012 fiscal year end but cash settlement dates subsequent to the 2012 fiscal year.  On November 18, 2011, our Board of Directors authorized share repurchases through May 2013 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock, and on November 16, 2012, our Board of Directors authorized additional share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock.  At December 29, 2012, we had remaining capacity to repurchase up to $953 million of outstanding Common Stock (excluding applicable transaction fees) under the 2012 authorization. Shares are repurchased opportunistically as part of our regular capital structure decisions.

During the year ended December 29, 2012, we paid cash dividends of $544 million.  Additionally, on November 16, 2012 our Board of Directors approved cash dividends of $0.335 per share of Common Stock to be distributed on February 1, 2013 to shareholders of record at the close of business on January 11, 2013.  The Company targets an ongoing annual dividend payout ratio of 35% to 40% of net income.

On February 1, 2012, we acquired a controlling interest in Little Sheep Group Limited ("Little Sheep"), a casual dining concept headquartered in Inner Mongolia, China for $540 million, net of $44 million cash assumed. See Note 4 for details.

Borrowing Capacity

On March 22, 2012, the Company executed a five-year syndicated senior unsecured revolving credit facility (the “Credit Facility”) totaling $1.3 billion which replaced a syndicated senior unsecured revolving domestic credit facility in the amount of $1.15 billion and a syndicated revolving international credit facility of $350 million that were both set to expire in November of 2012. The Credit Facility includes 24 participating banks with commitments ranging from $23 million to $115 million and expires on March 31, 2017. We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 29, 2012, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $63 million. There were no borrowings outstanding under the Credit Facility at December 29, 2012. The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility depends upon our performance against specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at December 29, 2012 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2014 through 2037 and interest rates ranging from 2.38% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at December 29, 2012. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

Contractual Obligations

In addition to any discretionary spending we may choose to make, our significant contractual obligations and payments as of December 29, 2012 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$4,361	$144	$586	$542	$3,089
Capital leases(b)	280	18	37	36	189
Operating leases(b)	5,674	678	1,226	1,056	2,714
Purchase obligations(c)	749	649	82	9	9
Other(d)	52	11	15	12	14
Total contractual obligations	$11,116	$1,500	$1,946	$1,655	$6,015

(a)
Debt amounts include principal maturities and expected interest payments on a nominal basis.  Rates utilized to determine interest payments for variable rate debt are based on the LIBOR forward yield curve.  Debt amounts exclude a fair value adjustment of $22 million related to interest rate swaps that hedge the fair value of a portion of our debt.  See Note 10.

(b)	These obligations, which are shown on a nominal basis, relate to nearly 6,700 restaurants. See Note 11.

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

(d)	Other consists of projected payments for deferred compensation.

We have not included in the contractual obligations table approximately $292 million of long-term liabilities for unrecognized tax benefits relating to various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.  These liabilities are presented net of potential payments that would be refunded in a future year and for which we anticipate that over time there will be no net cash outflow.

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and UK.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plans are paid by the Company as incurred.  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time to time to improve the Plan’s funded status.  At December 29, 2012 the Plan was in a net underfunded position of $200 million.  The UK pension plans are in a net overfunded position of $33 million at our 2012 measurement date.

Based on the current funding status of the Plan and our UK pension plans, we currently estimate that we will not be required to make any contributions in 2013.  Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumption.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions in 2013 and beyond.

Our post-retirement plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $5 million in 2012 and no future funding amounts are included in the contractual obligations table.  See Note 14 for further details about our pension and post-retirement plans.

We have excluded from the contractual obligations table payments we may make for exposures for which we are self-insured, including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively “property and casualty losses”) and employee healthcare and long-term disability claims.  The majority of our recorded liability for self-insured property and casualty losses and employee healthcare and long-term disability claims represents estimated reserves for incurred claims that have yet to be filed or settled.

Off-Balance Sheet Arrangements

We have agreed to provide financial support, if required, to an entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants and, to a lesser extent, in connection with the Company’s historical refranchising programs.  We have provided guarantees of approximately $37 million in support of the franchisee loan program at December 29, 2012.   The total loans outstanding under the loan pool were $53 million with an additional $27 million available for lending at December 29, 2012.

Our unconsolidated affiliates had approximately $60 million and $75 million of debt outstanding as of December 29, 2012 and December 31, 2011, respectively.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-2), that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of Accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-2 is effective for fiscal years beginning after December 15, 2012. The Company currently believes there will be no significant impact on its consolidated financial statements as a result of adopting this standard.

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

Impairment or Disposal of Long-Lived Assets

We review long-lived assets of restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable restaurants.  For restaurant assets that are deemed to not be recoverable, we write down the impaired restaurant to its estimated fair value.  Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant, which are reduced by future royalties a franchisee would pay, and discount rate.  The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant.  Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

We perform an impairment evaluation at a restaurant group level if it is more likely than not that we will refranchise restaurants as a group.  Expected net sales proceeds are generally based on actual bids from the buyer, if available, or anticipated bids given the discounted projected after-tax cash flows, reduced by future royalties a franchisee would pay, for the group of restaurants.  Historically, these anticipated bids have been reasonably accurate estimations of the proceeds ultimately received. The after-tax cash flows used in determining the anticipated bids incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement as well as expectations as to the useful lives of the restaurant assets, including a deduction for the anticipated, future royalties we would receive under a franchise agreement with terms substantially at market entered into simultaneously with the refranchising transaction.

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

At December 29, 2012 we had indefinite-lived intangible assets of $440 million, $409 million of which was attributable to the Little Sheep trademark we acquired in 2012. We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying value, then the asset's fair value is compared to its carrying value. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset.  We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter and no impairment was recorded.

See Note 2 for a further discussion of our policies regarding the impairment or disposal of property, plant and equipment and intangible assets.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist.  Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our operating segments in the U.S., our YRI business units (which are aligned based on geography), our India Division and our China Division brands.  We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from company operations and franchise royalties.

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

We perform our annual goodwill impairment review as of the beginning of our fourth quarter. As of that date, our most significant goodwill balance was attributed to our Little Sheep reporting unit in the amount of $376 million. This goodwill was recorded upon our 2012 acquisition of the Little Sheep business largely due to the value we expect to generate from applying YUM's processes and knowledge in China to expand the Concept. The fair values of each of our other reporting units were substantially in excess of their respective carrying values as of the 2012 goodwill impairment testing date.

When we refranchise restaurants, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising versus the portion of the reporting unit that will be retained.  The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which include a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transaction. Appropriate adjustments are made to the fair value determinations if such franchise agreement is determined to not be at prevailing market rates.  When determining whether such franchise agreement is at prevailing market rates our primary consideration is consistency with the terms of our current franchise agreements both within the country that the restaurants are being refranchised in and around the world.  The Company believes consistency in royalty rates as a percentage of sales is appropriate as the Company and franchisee share in the impact of near-term fluctuations in sales results with the acknowledgment that over the long-term the royalty rate represents an appropriate rate for both parties.

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

During 2012, the Company's reporting units with the most significant refranchising activity and recorded goodwill were our Taco Bell U.S. and KFC U.S. operating segments and our Pizza Hut United Kingdom (“U.K.”) business unit.  Within our Taco Bell U.S. operating segment, 181 restaurants were refranchised (representing 15% of beginning-of-year company units) and $6 million in goodwill was written off (representing 5% of beginning-of-year goodwill). Within our KFC U.S. operating segment, 218 restaurants were refranchised (representing 47% of beginning-of-year company units) and $7 million in goodwill was written off (representing 5% of beginning-of-year goodwill). Within our Pizza Hut U.K. business unit, 359 dine-in and delivery restaurants were refranchised (representing 86% of beginning-of-year company units) and $16 million in goodwill was written off (representing 16% of beginning-of-year goodwill).  See Note 4 for a further discussion of our refranchising of Pizza Hut U.K.

See Note 2 for a further discussion of our policies regarding goodwill.

Allowances for Franchise and License Receivables/Guarantees

Franchise and license receivable balances include continuing fees, initial fees and other ancillary receivables such as rent and fees for support services.  Our reserve for franchisee or licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  This methodology results in an immaterial amount of unreserved past due receivable balances at December 29, 2012.  As such, we believe our allowance for franchise and license receivables is adequate to cover potential exposure from uncollectible receivable balances at December 29, 2012.

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

The present value of the minimum payments of the assigned leases, discounted at our pre-tax cost of debt, is approximately $675 million, at December 29, 2012.  Current franchisees are the primary lessees under the vast majority of these leases.  Additionally, we have guaranteed approximately $54 million of franchisee loans for various programs.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under assigned leases and certain of the loan programs.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these guarantees and, historically, we have not been required to make significant payments for guarantees.  If payment on these guarantees becomes probable and estimable, we record a liability for our exposure under these guarantees.  At December 29, 2012 we have recorded an immaterial liability for our exposure under these guarantees which we consider to be probable and estimable.  If we begin to be required to perform under these guarantees to a greater extent, our results of operations could be negatively impacted.

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

Pension Plans

Certain of our employees are covered under defined benefit pension plans.  The most significant of these plans are in the U.S.  We have recorded the under-funded status of $345 million for these U.S. plans as a pension liability in our Consolidated Balance Sheet as of December 29, 2012.  These U.S. plans had a projected benefit obligation (“PBO”) of $1,290 million and a fair value of plan assets of $945 million at December 29, 2012.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 4.40% at December 29, 2012.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or S&P with cash flows that mirror our expected benefit payment cash flows under the plan.  We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody's and S&P) and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased our U.S. plans’ PBOs by approximately $93 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $105 million at our measurement date.

The pension expense we will record in 2013 is also impacted by the discount rate we selected at our measurement date.  We expect pension expense for our U.S. plans to decrease approximately $8 million in 2013.  The decrease is primarily driven by a decrease in amortization of net loss due to lower net unrecognized losses in Accumulated other comprehensive income.  A 50 basis-point change in our discount rate assumption at our measurement date would impact our 2013 U.S. pension expense by approximately $13 million.

The assumption we make regarding our expected long-term rates of return on plan assets also impacts our pension expense.  Our estimated long-term rate of return on U.S. plan assets represents the weighted-average of historical returns for each asset category, adjusted for an assessment of current market conditions.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2013 pension expense, at December 29, 2012 was 7.25%.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A one percentage-point change in our expected long-term rate of return on plan assets assumption would impact our 2013 U.S. pension expense by approximately $8 million.

A decrease in discount rates over time along with actual asset returns below expected returns have largely contributed to an unrecognized pre-tax actuarial net loss of $421 million included in Accumulated other comprehensive income (loss) for the U.S. plans at December 29, 2012.  For purposes of determining 2012 pension expense, our funded status was such that we recognized $63 million of net loss in net periodic benefit cost.  We will recognize approximately $58 million of such loss in 2013.
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

Income Taxes

At December 29, 2012, we had valuation allowances of $358 million to reduce our $1.2 billion of deferred tax assets to amounts that will more likely than not be realized.  The net deferred tax assets primarily relate to temporary differences in currently profitable U.S. federal and state, and foreign jurisdictions as well as U.S. federal and state capital loss and tax credit carryovers that may be carried forward generally for five and ten years, respectively. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities.  We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income Tax Provision when it is more likely than not that the position would be sustained upon examination by these tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At December 29, 2012 we had $309 million of unrecognized tax benefits, $184 million of which, if recognized, would impact the effective tax rate.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

Additionally, we have not provided deferred tax for investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis, totaling approximately $2.6 billion at December 29, 2012, as we believe the excess is essentially permanently invested.  If our intentions regarding the duration of these investments change, deferred tax may need to be provided on this excess that could materially impact the provision for income taxes.

See Note 17 for a further discussion of our income taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to financial market risks associated with interest rates, foreign currency exchange rates and commodity prices.  In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of financial and commodity derivative instruments to hedge our underlying exposures.  Our policies prohibit the use of derivative instruments for trading purposes, and we have processes in place to monitor and control their use.

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

At December 29, 2012 and December 31, 2011 a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $3 million and $5 million, respectively, in income before income taxes.  The estimated reductions are based upon the current level of variable rate debt and assume no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents.  In addition, the fair value of our derivative financial instruments at December 29, 2012 and December 31, 2011 would decrease approximately $10 million and $16 million, respectively, as a result of the same hypothetical 100 basis-point increase and the fair value of our Senior Unsecured Notes at December 29, 2012 and December 31, 2011 would decrease approximately $225 million and $228 million, respectively.  Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration.

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

The combined Operating Profits of China, YRI and India constitute more than 70% of our segment Operating Profit in 2012, excluding unallocated income (expenses).  In addition, the Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $4.2 billion as of December 29, 2012. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 29, 2012 Operating Profit would have decreased approximately $190 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (YUM) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity (deficit) for each of the fiscal years in the three-year period ended December 29, 2012. We also have audited YUM's internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. YUM's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on YUM's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Louisville, Kentucky
February 19, 2013

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010
(in millions, except per share data)
	2012	2011	2010
Revenues
Company sales	$11,833	$10,893	$9,783
Franchise and license fees and income	1,800	1,733	1,560
Total revenues	13,633	12,626	11,343
Costs and Expenses, Net
Company restaurants
Food and paper	3,874	3,633	3,091
Payroll and employee benefits	2,620	2,418	2,172
Occupancy and other operating expenses	3,358	3,089	2,857
Company restaurant expenses	9,852	9,140	8,120
General and administrative expenses	1,510	1,372	1,277
Franchise and license expenses	133	145	110
Closures and impairment (income) expenses	37	135	47
Refranchising (gain) loss	(78)	72	63
Other (income) expense	(115)	(53)	(43)
Total costs and expenses, net	11,339	10,811	9,574

Operating Profit	2,294	1,815	1,769

Interest expense, net	149	156	175

Income Before Income Taxes	2,145	1,659	1,594

Income tax provision	537	324	416
Net Income – including noncontrolling interest	1,608	1,335	1,178
Net Income – noncontrolling interest	11	16	20
Net Income – YUM! Brands, Inc.	$1,597	$1,319	$1,158

Basic Earnings Per Common Share	$3.46	$2.81	$2.44

Diluted Earnings Per Common Share	$3.38	$2.74	$2.38

Dividends Declared Per Common Share	$1.24	$1.07	$0.92

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010
(in millions)
	Year Ended
	2012	2011	2010

Net income - including noncontrolling interests	$1,608	$1,335	$1,178
Other comprehensive income, net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature	27	88	7
Tax (expense) benefit	(3)	3	5
Reclassifications of currency translation adjustments into Net income	3	—	—
Tax (expense) benefit	—	—	—
Net unrealized losses arising during the year on pension and post-retirement plans	(19)	(205)	(48)
Tax (expense) benefit	9	77	18
Reclassification of pension and post-retirement losses to net income	156	34	28
Tax (expense) benefit	(57)	(12)	(8)
Net unrealized gain (loss) on derivative instruments	—	1	(2)
Tax (expense) benefit	—	—	1
Other comprehensive income, net of tax	116	(14)	1
Comprehensive income - including noncontrolling interests	1,724	1,321	1,179
Comprehensive income - noncontrolling interests	12	22	24
Comprehensive Income - Yum! Brands, Inc.	$1,712	1,299	$1,155

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010
(in millions)
	2012	2011	2010
Cash Flows – Operating Activities
Net Income – including noncontrolling interest	$1,608	$1,335	$1,178
Depreciation and amortization	645	628	589
Closures and impairment (income) expenses	37	135	47
Refranchising (gain) loss	(78)	72	63
Contributions to defined benefit pension plans	(119)	(63)	(52)
YUM Retirement Plan settlement charge	84	—	—
Gain upon consolidation of a former unconsolidated affiliate in China	(74)	—	—
Deferred income taxes	28	(137)	(110)
Equity income from investments in unconsolidated affiliates	(47)	(47)	(42)
Distributions of income received from unconsolidated affiliates	41	39	34
Excess tax benefit from share-based compensation	(98)	(66)	(69)
Share-based compensation expense	50	59	47
Changes in accounts and notes receivable	(18)	(39)	(12)
Changes in inventories	9	(75)	(68)
Changes in prepaid expenses and other current assets	(14)	(25)	61
Changes in accounts payable and other current liabilities	9	144	61
Changes in income taxes payable	126	109	104
Other, net	105	101	137
Net Cash Provided by Operating Activities	2,294	2,170	1,968
Cash Flows – Investing Activities
Capital spending	(1,099)	(940)	(796)
Proceeds from refranchising of restaurants	364	246	265
Acquisitions	(543)	(81)	(62)
Changes in restricted cash	300	(300)	—
Other, net	(27)	69	14
Net Cash Used in Investing Activities	(1,005)	(1,006)	(579)
Cash Flows – Financing Activities
Proceeds from long-term debt	—	404	350
Repayments of long-term debt	(282)	(666)	(29)
Revolving credit facilities, three months or less, net	—	—	(5)
Short-term borrowings by original maturity
More than three months – proceeds	—	—	—
More than three months – payments	—	—	—
Three months or less, net	—	—	(3)
Repurchase shares of Common Stock	(965)	(752)	(371)
Excess tax benefit from share-based compensation	98	66	69
Employee stock option proceeds	62	59	102
Dividends paid on Common Stock	(544)	(481)	(412)
Other, net	(85)	(43)	(38)
Net Cash Used in Financing Activities	(1,716)	(1,413)	(337)
Effect of Exchange Rates on Cash and Cash Equivalents	5	21	21
Net Increase (Decrease) in Cash and Cash Equivalents	(422)	(228)	1,073
Cash and Cash Equivalents – Beginning of Year	1,198	1,426	353
Cash and Cash Equivalents – End of Year	$776	$1,198	$1,426

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 29, 2012 and December 31, 2011
(in millions)
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$776	$1,198
Accounts and notes receivable, net	301	286
Inventories	313	273
Prepaid expenses and other current assets	272	338
Deferred income taxes	111	112
Advertising cooperative assets, restricted	136	114
Total Current Assets	1,909	2,321

Property, plant and equipment, net	4,250	4,042
Goodwill	1,034	681
Intangible assets, net	690	299
Investments in unconsolidated affiliates	72	167
Restricted cash	—	300
Other assets	575	475
Deferred income taxes	481	549
Total Assets	$9,011	$8,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,945	$1,874
Income taxes payable	97	142
Short-term borrowings	10	320
Advertising cooperative liabilities	136	114
Total Current Liabilities	2,188	2,450

Long-term debt	2,932	2,997
Other liabilities and deferred credits	1,579	1,471
Total Liabilities	6,699	6,918

Redeemable noncontrolling interest	59	—

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 451 shares and 460 shares issued in 2012 and 2011, respectively	—	18
Retained earnings	2,286	2,052
Accumulated other comprehensive income (loss)	(132)	(247)
Total Shareholders’ Equity – YUM! Brands, Inc.	2,154	1,823
Noncontrolling interests	99	93
Total Shareholders’ Equity	2,253	1,916
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$9,011	$8,834

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Deficit)
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Earnings	Income(Loss)	Interests	Total
Balance at December 26, 2009	469	$253	$996	$(224)	$89	$1,114

Net income			1,158		20	1,178
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $5 million)				8	4	12
Pension and post-retirement benefit plans (net of tax impact of $10 million)				(10)		(10)
Net unrealized loss on derivative instruments (net of tax impact of $1 million)				(1)		(1)
Comprehensive Income						1,179
Dividends declared			(437)		(20)	(457)
Repurchase of shares of Common Stock	(10)	(390)				(390)
Employee stock option and SARs exercises (includes tax impact of $73 million)	9	168				168
Compensation-related events (includes tax impact of $7 million)	1	55				55
Balance at December 25, 2010	469	$86	$1,717	$(227)	$93	$1,669

Net Income			1,319		16	1,335
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $3 million)				85	6	91
Pension and post-retirement benefit plans (net of tax impact of $65 million)				(106)		(106)
Net unrealized gain on derivative instruments (net of tax impact of less than $1 million)				1		1
Comprehensive Income						1,321
Dividends declared			(501)		(22)	(523)
Repurchase of shares of Common Stock	(14)	(250)	(483)			(733)
Employee stock option and SARs exercises (includes tax impact of $71 million)	5	119				119
Compensation-related events (includes tax impact of $5 million)	—	63				63
Balance at December 31, 2011	460	$18	$2,052	$(247)	$93	$1,916

Net Income			1,597		11	1,608
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $3 million)				23	1	24
Reclassification of translation adjustments into income				3		3
Pension and post-retirement benefit plans (net of tax impact of $48 million)				89		89
Comprehensive Income						1,724
Noncontrolling Interest - Little Sheep acquisition					16	16
Dividends declared			(569)		(22)	(591)
Repurchase of shares of Common Stock	(15)	(191)	(794)			(985)
Employee stock option and SARs exercises (includes tax impact of $89 million)	6	111				111
Compensation-related events (includes tax impact of $11 million)		62				62
Balance at December 29, 2012	451	$—	$2,286	$(132)	$99	$2,253

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprises primarily the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM is the world’s largest quick service restaurant company based on the number of system units, with over 39,000 units of which approximately 54% are located outside the U.S. in more than 125 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

YUM consists of six operating segments:  YUM Restaurants China ("China" or “China Division”), YUM Restaurants International (“YRI” or “International Division”), KFC U.S., Pizza Hut U.S., Taco Bell U.S., and YUM Restaurants India ("India" or "India Division").  The China Division includes mainland China, and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations. For financial reporting purposes, management considers the three U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment (“U.S.”).  As a result of changes to our management reporting structure, in 2012 we began reporting information for our India business as a standalone reporting segment separated from YRI. While our consolidated results are not impacted, our historical segment information has been restated to be consistent with the current period presentation. In December 2011 we sold our Long John Silver's ("LJS") and A&W All American Food Restaurants ("A&W") brands to key franchise leaders and strategic investors in separate transactions. The results for these businesses through the sale date are included in the Company's results for 2011 and 2010.

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

Our most significant variable interests are in entities that operate restaurants under our Concepts’ franchise and license arrangements.  We do not generally have an equity interest in our franchisee or licensee businesses with the exception of certain entities in China as discussed below.  Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees and licensees.  However, we do have variable interests in certain franchisees through real estate lease arrangements with them to which we are a party.  At the end of 2012, YUM has future lease payments due from franchisees, on a nominal basis, of approximately $430 million.  As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

See Note 19 for additional information on an entity that operates a franchise lending program that is a VIE in which we have a variable interest but for which we are not the primary beneficiary and thus do not consolidate.

Certain investments in entities that operate KFCs in China are accounted for by the equity method.  These entities are not VIEs and our lack of majority voting rights precludes us from controlling these affiliates.  Thus, we do not consolidate these affiliates, instead accounting for them under the equity method.  Our share of the net income or loss of those unconsolidated affiliates is included in Other (income) expense.  On February 1, 2012, we acquired an additional 66% interest in Little Sheep Group Limited ("Little Sheep"). As a result, we began consolidating this business, which was previously accounted for using the equity method. See Note 4 for a further description of the accounting upon acquisition of additional interest in Little Sheep.

We report Net income attributable to non-controlling interests, which include the minority shareholders of the entities that operate the KFCs in Beijing and Shanghai, China and the minority shareholders of Little Sheep, separately on the face of our Consolidated Statements of Income.  The portion of equity not attributable to the Company is reported within equity, separately from the Company’s equity on the Consolidated Balance Sheets. The shareholder that owns the remaining 7% ownership interest in Little Sheep holds an option that, if exercised, requires us to redeem their non-controlling interest. Redemption may occur any time after the third anniversary of the acquisition. This Redeemable non-controlling interest is classified outside permanent equity and recorded in the Consolidated Balance Sheet as the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income (loss) or its redemption value.

We participate in various advertising cooperatives with our franchisees and licensees established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both Company-owned and franchise restaurants and are generally based on a percent of restaurant sales.  We maintain certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of our voting rights, we consolidate certain of these cooperatives for which we are the primary beneficiary.  The Advertising cooperatives assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used to settle obligations of the respective cooperative.  The Advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs for which creditors do not have recourse to the general credit of the primary beneficiary.  Therefore, we report all assets and liabilities of these advertising cooperatives that we consolidate as Advertising cooperative assets, restricted and Advertising cooperative liabilities in the Consolidated Balance Sheet.  As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions.  Thus, we do not reflect franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

Fiscal Year.  Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  Our subsidiaries operate on similar fiscal calendars except that China, India and certain other international subsidiaries operate on a monthly calendar, and thus never have a 53rd week, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  YRI closes one period earlier to facilitate consolidated reporting.

Fiscal year 2011 included 53 weeks for our U.S. businesses and a portion of our YRI business. The 53rd week in 2011 added $91 million to total revenues, $15 million to Restaurant profit and $25 million to Operating Profit in our 2011 Consolidated Statement of Income. The $25 million benefit was offset throughout 2011 by investments, including franchise development incentives, as well as higher-than-normal spending, such as restaurant closures in the U.S. and YRI.

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the United States are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 29, 2012, net cumulative translation adjustment gains of $166 million are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet.

As we manage and share resources at either the country level for all of our brands in a country or, for some countries in which we have more significant operations, at the individual brand level within the country, cumulative translation adjustments are recorded and tracked at the foreign-entity level that represents either our entire operations within a country or the operations of our individual brands within that country. Translation adjustments recorded in Accumulated other comprehensive income (loss) are subsequently recognized as income or expense generally only upon sale or upon complete or substantially complete liquidation of the related investment in a foreign entity. For purposes of determining whether a sale or complete or substantially complete liquidation of an investment in a foreign entity has occurred, we consider those same foreign entities for which we record and track cumulative translation adjustments. Restaurant closures and refranchising transactions during the periods presented constituted disposals or sales of assets within our foreign entities and thus did not result in any translation adjustments being recognized as income or expense.

Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in Other (income) expense in our Consolidated Statement of Income.

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 29, 2012. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

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

Revenue Recognition.  Revenues from Company-owned restaurants are recognized when payment is tendered at the time of sale.  The Company presents sales net of sales-related taxes.  Income from our franchisees and licensees includes initial fees, continuing fees, renewal fees and rental income from restaurants we lease or sublease to them.  We recognize initial fees received from a franchisee or licensee as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store.  We recognize continuing fees based upon a percentage of franchisee and licensee sales and rental income as earned.  We recognize renewal fees when a renewal agreement with a franchisee or licensee becomes effective.  We present initial fees collected upon the sale of a restaurant to a franchisee in Refranchising (gain) loss.

While the majority of our franchise agreements are entered into with terms and conditions consistent with those at a prevailing market rate, there are instances when we enter into franchise agreements with terms that are not at market rates (for example, below-market continuing fees) for a specified period of time. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront refranchising gain (loss) and amortize that amount into Franchise and license fees and income over the period such terms are in effect. The value of terms that are not considered to be at market within franchise agreements is estimated based upon the difference between cash expected to be received under the franchise agreement and cash that would have been expected to be received under a franchise agreement with terms substantially consistent with market.

Direct Marketing Costs.  We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred which are generally based on a percentage of sales.  Our advertising expenses were $608 million, $593 million and $557 million in 2012, 2011 and 2010, respectively.  We report substantially all of our direct marketing costs in Occupancy and other operating expenses.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses.  Research and development expenses were $30 million, $34 million and $33 million in 2012, 2011 and 2010, respectively.

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

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless our intent is to refranchise restaurants as a group.  We review our long-lived assets of such individual restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We use two consecutive years of operating losses as our primary indicator of potential impairment for our semi-annual impairment testing of these restaurant assets.  We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets.  For restaurant assets that are not deemed to be recoverable, we write-down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets and is determined by discounting the estimated future after-tax cash flows of the restaurant, which include a deduction we would receive under a franchise agreement with terms substantially at market.  The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement.  The discount rate used in the fair value calculation is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets.  The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

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

Impairment of Investments in Unconsolidated Affiliates.  We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary.  In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.  We recorded no impairment associated with our investments in unconsolidated affiliates during 2012, 2011 and 2010.

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

Income Taxes.  We record deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss, capital loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Additionally, in determining the need for recording a valuation allowance against the carrying amount of deferred tax assets, we consider the amount of taxable income and periods over which it must be earned, actual levels of past taxable income and known trends and events or transactions that are expected to affect future levels of taxable income.  Where we determine that it is more likely than not that all or a portion of an asset will not be realized, we record a valuation allowance.

We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  We evaluate these amounts on a quarterly basis to insure that they have been appropriately adjusted for audit settlements and other events we believe may impact the outcome. Changes in judgment that result in subsequent recognition, derecognition or a change in measurement of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs.

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

Receivables.  The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees and licensees as a result of franchise, license and lease agreements.  Trade receivables consisting of royalties from franchisees and licensees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Consolidated Balance Sheets.  Our provision for uncollectible franchise and licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  Additionally, we monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it probable that our franchisees or licensees will be unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.  Uncollectible franchise and license trade receivables consisted of $1 million in net recoveries and $7 million and $3 million in net provisions which were included in Franchise and license expenses in 2012, 2011 and 2010, respectively.  Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

	2012	2011
Accounts and notes receivable	$313	$308
Allowance for doubtful accounts	(12)	(22)
Accounts and notes receivable, net	$301	$286

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time to time.  As these receivables primarily relate to our ongoing business agreements with franchisees and licensees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it probable that our franchisees or licensees will be unable to make their required payments.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and Notes Receivable while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $18 million (net of an allowance of $3 million) and $15 million (net of an allowance of $4 million) at December 29, 2012 and December 31, 2011, respectively.    Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has traditionally been insignificant.

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

Leases and Leasehold Improvements.  The Company leases land, buildings or both for nearly 6,700 of its restaurants worldwide.  Lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as capital or operating and the timing of recognition of rent expense over the duration of the lease.  We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably assured at the inception of the lease.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.  Leasehold improvements, which are a component of buildings and improvements described above, are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease.

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

Internal Development Costs and Abandoned Site Costs.  We capitalize direct costs associated with the site acquisition and construction of a Company unit on that site, including direct internal payroll and payroll-related costs.  Only those site-specific costs incurred subsequent to the time that the site acquisition is considered probable are capitalized.  If we subsequently make a determination that it is probable a site for which internal development costs have been capitalized will not be acquired or developed, any previously capitalized internal development costs are expensed and included in G&A expenses.

Goodwill and Intangible Assets.  From time to time, the Company acquires restaurants from one of our Concept’s franchisees or acquires another business.  Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed.  Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing.  Our reporting units are our operating segments in the U.S. (see Note 18), our YRI business units (which are aligned based on geography), our India Division, and our China Division brands.  Goodwill is assigned to reporting units that are expected to benefit from the synergies of the combination even though other assets or liabilities acquired may not be assigned to that reporting unit. The amount of goodwill assigned to a reporting unit that has not been assigned any of the other assets acquired or liabilities assumed is determined by comparing the fair value of the reporting unit before the acquisition to the fair value of the reporting unit after the acquisition.

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist.  We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company operations and franchise royalties.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit.  We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.  If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.  We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill.

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

We evaluate our indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist.  We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying value, then the asset's fair value is compared to its carrying value. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset.  We also perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter.

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

Common Stock Share Repurchases.  From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings.  Due to the large number of share repurchases and the increase in the market value of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $794 million and $483 million in share repurchases were recorded as a reduction in Retained Earnings in 2012 and 2011, respectively. Our Common Stock balance was such that no share repurchases impacted Retained Earnings in 2010.  See Note 16 for additional information.

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

We recognize settlement gains or losses only when the cost of all settlements in a year exceeds the sum of the service and interest costs within an individual plan.

Note 3 – Earnings Per Common Share (“EPS”)

	2012	2011	2010
Net Income – YUM! Brands, Inc.	$1,597	$1,319	$1,158
Weighted-average common shares outstanding (for basic calculation)	461	469	474
Effect of dilutive share-based employee compensation	12	12	12
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	473	481	486
Basic EPS	$3.46	$2.81	$2.44
Diluted EPS	$3.38	$2.74	$2.38
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	3.1	4.2	2.2

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 – Items Affecting Comparability of Net Income and Cash Flows

U.S. Business Transformation

As part of our plan to transform our U.S. business we took several measures in 2012, 2011 and 2010 ("the U.S. business transformation measures"). These measures included: continuation of our U.S. refranchising; General and Administrative ("G&A") productivity initiatives and realignment of resources (primarily severance and early retirement costs).

For information on our U.S. refranchising, see the Refranchising (Gain) Loss section on pages 67 and 68.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs), we recorded pre-tax charges of $5 million, $21 million and $9 million in the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively.  The unpaid current liability for the severance portion of these charges was $5 million and $18 million as of December 29, 2012 and December 31, 2011, respectively.  Severance payments in the years ended December 29, 2012, December 31, 2011 and December 25, 2010 totaled approximately $14 million, $4 million and $7 million respectively.

We are not including the impacts of these U.S. business transformation measures in our U.S. segment for performance reporting purposes as we do not believe they are indicative of our ongoing operations.  Additionally, we did not include the depreciation reduction of $3 million, $10 million and $9 million for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively, arising from the impairment of the KFCs offered for sale in the year ended December 25, 2010 within our U.S. segment for performance reporting purposes.  Rather, we recorded such reduction as a credit within unallocated Occupancy and other operating expenses resulting in depreciation expense for the impaired restaurants we continued to own being recorded in the U.S. segment at the rate at which it was prior to the impairment charge being recorded.

YUM Retirement Plan Settlement Charge

During the fourth quarter of 2012, the Company allowed certain former employees with deferred vested balances in the YUM Retirement Plan ("the Plan") an opportunity to voluntarily elect an early payout of their pension benefits. We paid out $227 million, all of which was funded from existing pension plan assets.

As a result of settlement payments exceeding the sum of service and interest costs within the Plan, pursuant to our policy, we recorded a pre-tax settlement charge of $84 million in General and administrative expenses in the fourth quarter of 2012 which was not allocated for segment reporting purposes. See Note 14 for further discussion of our pension plans.

LJS and A&W Divestitures

In 2011 we sold the Long John Silver's and A&W All American Food Restaurants brands to key franchise leaders and strategic investors in separate transactions.

We recognized $86 million of pre-tax losses and other costs primarily in Closures and impairment (income) expenses during 2011 as a result of these transactions. Additionally, we recognized $104 million of tax benefits related to tax losses associated with the transactions.

We are not including the pre-tax losses and other costs in our U.S. and YRI segments for performance reporting purposes as we do not believe they are indicative of our ongoing operations. In 2012, System sales and Franchise and license fees and income in the U.S. were negatively impacted by 5% and 6%, respectively, due to these divestitures while YRI's system sales and Franchise and license fees and income were both negatively impacted by 1%. While these divestitures negatively impacted both the U.S. and YRI segments' Operating Profit by 1% in 2012, the impact on our consolidated Operating Profit was not significant.

Little Sheep Acquisition

On February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Limited (“Little Sheep”) for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%.  The acquisition was driven by our strategy to build leading brands across China in every significant category.  Prior to our acquisition of this additional interest, our 27% interest in Little Sheep was accounted for under the equity method of accounting.  As a result of the acquisition we obtained voting control of Little Sheep, and thus we began consolidating Little Sheep upon acquisition.  As required by GAAP, we remeasured our previously held 27% ownership in Little Sheep, which had a recorded value of $107 million at the date of acquisition, at fair value based on Little Sheep's traded share price immediately prior to our offer to purchase the business and recognized a non-cash gain of $74 million.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Consolidated Statement of Income and was not allocated to any segment for performance reporting purposes.

We recorded the following assets acquired and liabilities assumed upon acquisition of Little Sheep as a result of our purchase price allocation:

Current assets, including cash of $44	$109
Property, plant and equipment	64
Goodwill	376
Intangible assets, including indefinite-lived trademark of $404	421
Other assets	35
Total assets acquired	1,005

Deferred taxes	105
Other liabilities	60
Total liabilities assumed	165
Redeemable noncontrolling interest	59
Other noncontrolling interests	16
Net assets acquired	$765

The fair values of intangible assets were determined using an income approach based on expected cash flows. The goodwill recorded resulted from the value expected to be generated from applying YUM's processes and knowledge in China, including YUM's development capabilities, to the Little Sheep business. The goodwill is not expected to be deductible for income tax purposes and has been allocated to the China operating segment.

As part of the acquisition, YUM granted an option to the shareholder that holds the remaining 7% ownership interest in Little Sheep that would require us to purchase their remaining shares owned upon exercise, which may occur any time after the third anniversary of the acquisition. This noncontrolling interest has been recorded as a Redeemable noncontrolling interest in the Consolidated Balance Sheet. The Redeemable noncontrolling interest is reported at its fair value of $59 million at the date of acquisition, which is based on the Little Sheep traded share price immediately subsequent to our offer to purchase the additional interest.

Under the equity method of accounting, we previously reported our 27% share of the net income of Little Sheep as Other (income) expense in the Consolidated Statements of Income. From the date of the acquisition, we have reported the results of operations for the entity in the appropriate line items of our Consolidated Statement of Income.  We no longer report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner's ownership percentage is recorded as Net Income - noncontrolling interest. Little Sheep reports on a one month lag, and as a result, their consolidated results are included in the China Division from the beginning of the quarter ended June 16, 2012. In 2012, the consolidation of Little Sheep increased China Division revenues by 4% and did not have a significant impact on China Division Operating Profit..

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2011 would not have been significant.

YRI Acquisitions

In 2011, YRI acquired 68 KFC restaurants from an existing franchisee in South Africa for $71 million.

In 2010, we completed the exercise of our option with our Russian partner to purchase their interest in the co-branded Rostik’s-KFC restaurants across Russia and the Commonwealth of Independent States.  As a result, we acquired company ownership of 50 restaurants and gained full rights and responsibilities as franchisor of 81 restaurants, which our partner previously managed as master franchisee.  We paid cash of $60 million, net of settlement of a long-term note receivable of $11 million, and assumed long-term debt of $10 million which was subsequently repaid.  Of the remaining balance of the purchase price of $12 million, a payment of $9 million was made in July 2012 and the remainder is expected to be paid in cash during 2013.

The impact of consolidating these businesses on all line-items within our Consolidated Statement of Income was insignificant to the comparison of our year-over-year results.

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Refranchising (gain) loss
	2012	2011	2010
China	$(17)	$(14)	$(8)
YRI (a)(b)(c)	61	69	53
U.S. (d)	(122)	17	18
India	—	—	—
Worldwide	$(78)	$72	$63

(a)
During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the United Kingdom. The newly signed franchise agreement for these stores allows the franchisee to pay continuing franchise fees in the initial years of the agreement at a reduced rate. We agreed to allow the franchisee to pay these reduced fees in part as consideration for their assumption of lease liabilities related to underperforming stores that we anticipate they will close that were part of the refranchising. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront refranchising gain (loss). Accordingly, upon the closing of this refranchising we recognized a loss of $53 million representing the estimated value of these reduced continuing fees. The associated deferred credit is recorded within Other liabilities and deferred credits in our Consolidated Balance Sheet as of December 29, 2012 and will be amortized into YRI's Franchise and license fees and income over the next 4 years, including $16 million in 2013. This upfront loss largely contributed to a $70 million Refranchising loss we recognized during 2012 as a result of this refranchising. Also included in that loss was the write-off of $14 million in goodwill allocated to the Pizza Hut UK reporting unit. The remaining carrying value of goodwill allocated to our Pizza Hut UK business of $87 million, after the aforementioned write-off, was determined not to be impaired as the fair value of the Pizza Hut UK reporting unit exceeded its carrying amount. An income tax benefit of $9 million was recorded in 2012 as a result of this $70 million refranchising loss.

During 2011, we recorded a $76 million charge in Refranchising gain (loss) as a result of our decision to refranchise or close all of our remaining company-owned Pizza Hut UK dine-in restaurants, primarily to write down these restaurants' long-lived assets to their then estimated fair value. Impairment charges of Pizza Hut UK long-lived assets incurred as a result of this decision, including the charge mentioned in the previous sentence, reduced depreciation expense versus what would have otherwise been recorded by $13 million and $3 million for the years ended December 29, 2012 and December 31, 2011, respectively.

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

(c)
During the year ended December 25, 2010 we refranchised all of our remaining company restaurants in Taiwan, which consisted of 124 KFCs.  We included in our December 25, 2010 financial statements a write-off of $7 million of goodwill in determining the loss on refranchising of Taiwan.  This loss did not result in a related income tax benefit. The remaining carrying value of goodwill related to our Taiwan business of $30 million, after the aforementioned write-off, was determined not to be impaired as the fair value of the Taiwan reporting unit exceeded its carrying amount.

(d)
U.S. Refranchising (gain) loss in the year ended December 29, 2012 is primarily due to gains on sales of Taco Bells. U.S. Refranchising (gain) loss in the years ended December 31, 2011 and December 25, 2010 is primarily due to losses on sales of and offers to refranchise KFCs in the U.S.  The non-cash impairment charges that were recorded related to our offers to refranchise these company-operated KFC restaurants in the U.S. decreased depreciation expense versus what would have otherwise been recorded by $3 million, $10 million and $9 million in the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively. These depreciation reductions were not allocated to the U.S. segment resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants.

See Note 2 for our policy for writing off goodwill in a refranchising transaction.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below. These tables exclude $80 million of net losses recorded in 2011 related to the LJS and A&W divestitures. This amount was not allocated to any segment for performance reporting purposes:

	2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(4)	$12	$—	$—	$8
Store impairment charges	13	7	9	—	29
Closure and impairment (income) expenses	$9	$19	$9	$—	$37

	2011
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(1)	$4	$4	$—	$7
Store impairment charges	13	18	17	—	48
Closure and impairment (income) expenses	$12	$22	$21	$—	$55

	2010
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$—	$2	$3	$—	$5
Store impairment charges	16	12	14	—	42
Closure and impairment (income) expenses	$16	$14	$17	$—	$47

(a)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

The following table summarizes the 2012 and 2011 activity related to reserves for remaining lease obligations for closed stores.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	CTA/ Other	Ending Balance
2012 Activity	$34	(14)	3	3	1	$27
2011 Activity	$28	(12)	17	2	(1)	$34

Note 5 – Supplemental Cash Flow Data

	2012	2011	2010
Cash Paid For:
Interest	$166	$199	$190
Income taxes	417	349	357
Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$17	$58	$16
Capital lease obligations relieved, primarily through divestitures	112	65	1
Increase (decrease) in accrued capital expenditures	35	55	51

Note 6 – Franchise and License Fees and Income

	2012	2011	2010
Initial fees, including renewal fees	$92	$83	$68
Initial franchise fees included in Refranchising (gain) loss	(24)	(21)	(15)
	68	62	53
Continuing fees and rental income	1,732	1,671	1,507
	$1,800	$1,733	$1,560

Note 7 – Other (Income) Expense

	2012	2011	2010
Equity income from investments in unconsolidated affiliates	$(47)	$(47)	$(42)
Gain upon acquisition of Little Sheep (a)	(74)	—	—
Foreign exchange net (gain) loss and other (b)	6	(6)	(1)
Other (income) expense	$(115)	$(53)	$(43)

(a)	See Note 4 for further details on the acquisition of Little Sheep.

(b)	Includes $6 million for the year ended December 29, 2012 of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

Note 8 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2012	2011
Income tax receivable	$55	$150
Assets held for sale(a)	56	24
Other prepaid expenses and current assets	161	164
	$272	$338

(a)	Primarily reflects restaurants we have offered for sale to franchisees.

Property, Plant and Equipment	2012	2011
Land	$469	$527
Buildings and improvements	4,093	3,856
Capital leases, primarily buildings	200	316
Machinery and equipment	2,627	2,568
Property, Plant and equipment, gross	7,389	7,267
Accumulated depreciation and amortization	(3,139)	(3,225)
Property, Plant and equipment, net	$4,250	$4,042

Depreciation and amortization expense related to property, plant and equipment was $629 million, $599 million and $565 million in 2012, 2011 and 2010, respectively.

Accounts Payable and Other Current Liabilities	2012	2011
Accounts payable	$684	$712
Accrued capital expenditures	264	229
Accrued compensation and benefits	487	440
Dividends payable	151	131
Accrued taxes, other than income taxes	103	112
Other current liabilities	256	250
	$1,945	$1,874

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	China	YRI	U.S.	India	Worldwide
Balance as of December 25, 2010
Goodwill, gross	$85	$269	$348	$—	$702
Accumulated impairment losses	—	(17)	(26)	—	(43)
Goodwill, net	85	252	322	—	659
Acquisitions (a)	—	32	—	—	32
Disposals and other, net(b)	3	(2)	(11)	—	(10)
Balance as of December 31, 2011(c)
Goodwill, gross	88	299	311	—	698
Accumulated impairment losses	—	(17)	—	—	(17)
Goodwill, net	88	282	311	—	681
Acquisitions(d)	376	—	—	—	376
Disposals and other, net(b)	2	(11)	(14)	—	(23)
Balance as of December 29, 2012
Goodwill, gross	466	288	297	—	1,051
Accumulated impairment losses	—	(17)	—	—	(17)
Goodwill, net	$466	$271	$297	$—	$1,034

(a)	We recorded goodwill in our YRI segment related to the acquisition of 68 stores in South Africa. See Note 4.

(b)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

(c)
As a result of the LJS and A&W divestitures in 2011, we disposed of $26 million of goodwill assigned to our LJS and A&W reporting unit that was previously fully impaired. Goodwill that was assigned to our KFC U.S. and Taco Bell U.S. reporting units upon the acquisition of LJS and A&W and that has not been previously included in the carrying amounts of restaurants disposed of was not impaired, totals approximately $130 million and remains on our Consolidated Balance Sheet at December 29, 2012.

(d)We recorded goodwill of $376 million related to our acquisition of Little Sheep. See Note 4.

Intangible assets, net for the years ended 2012 and 2011 are as follows:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Reacquired franchise rights	$163	$(47)	$167	$(33)
Franchise contract rights	131	(84)	130	(77)
Lease tenancy rights	57	(12)	58	(12)
Favorable operating leases	21	(11)	29	(13)
Other	51	(19)	33	(14)
	$423	$(173)	$417	$(149)

Indefinite-lived intangible assets
KFC trademark	$31		$31
Little Sheep trademark	409		—
	$440		$31

Amortization expense for all definite-lived intangible assets was $28 million in 2012, $31 million in 2011 and $29 million in 2010.  Amortization expense for definite-lived intangible assets will approximate $27 million in 2013, $24 million in 2014, $23 million annually in 2015 and 2016 and $21 million in 2017.

Note 10 – Short-term Borrowings and Long-term Debt

	2012	2011
Short-term Borrowings
Current maturities of long-term debt	$10	$315
Current portion of fair value hedge accounting adjustment (See Note 12)	—	5

	$10	$320

Long-term Debt
Senior Unsecured Notes	$2,750	$3,012
Unsecured Revolving Credit Facility, expires March 2017	—	—
Capital lease obligations (See Note 11)	170	279
	2,920	3,291
Less current maturities of long-term debt	(10)	(315)
Long-term debt excluding long-term portion of hedge accounting adjustment	2,910	2,976
Long-term portion of fair value hedge accounting adjustment (See Note 12)	22	21
Long-term debt including hedge accounting adjustment	$2,932	$2,997

In 2012, the Company executed a five-year syndicated senior unsecured revolving credit facility (the “Credit Facility”) totaling $1.3 billion which replaced a syndicated revolving domestic credit facility in the amount of $1.15 billion and a syndicated revolving international credit facility of $350 million that were both set to expire in November 2012. The Credit Facility includes 24 participating banks with commitments ranging from $23 million to $115 million and expires on March 31, 2017.  Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 29, 2012, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $63 million.  There were no borrowings outstanding under the Credit Facility at December 29, 2012.  The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the London Interbank Offered Rate (“LIBOR”).  The exact spread over LIBOR under the Credit Facility depends upon our performance against specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows, we were able to comply with all debt covenant requirements at December 29, 2012 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2014 through 2037 and stated interest rates ranging from 2.38% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

During the third quarter of 2012 we repaid $263 million of Senior Unsecured Notes upon their maturity primarily with existing cash on hand.

The following table summarizes all Senior Unsecured Notes issued that remain outstanding at December 29, 2012:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount (in millions)	Stated	Effective(b)
April 2006	April 2016	$300	6.25%	6.03%
October 2007	March 2018	$600	6.25%	6.38%
October 2007	November 2037	$600	6.88%	7.29%
August 2009	September 2015	$250	4.25%	4.44%
August 2009	September 2019	$250	5.30%	5.59%
August 2010	November 2020	$350	3.88%	4.01%
August 2011	November 2021	$350	3.75%	3.88%
September 2011	September 2014	$56	2.38%	2.89%

(a)	Interest payments commenced approximately six months after issuance date and are payable semi-annually thereafter.

(b)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.  Excludes the effect of any swaps that remain outstanding as described in Note 12.

The annual maturities of short-term borrowings and long-term debt as of December 29, 2012, excluding capital lease obligations of $170 million and fair value hedge accounting adjustments of $22 million, are as follows:

Year ended:
2013	$—
2014	56
2015	250
2016	300
2017	—
Thereafter	2,150
Total	$2,756

Interest expense on short-term borrowings and long-term debt was $169 million, $184 million and $195 million in 2012, 2011 and 2010, respectively.

Note 11 – Leases

At December 29, 2012 we operated nearly 7,600 restaurants, leasing the underlying land and/or building in nearly 6,700 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  Our longest lease expires in 2151.  We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2013	$18	$678	$2	$57
2014	18	634	2	52
2015	19	592	2	49
2016	19	556	2	45
2017	17	500	2	41
Thereafter	189	2,714	12	185
	$280	$5,674	$22	$429

At December 29, 2012 and December 31, 2011, the present value of minimum payments under capital leases was $170 million and $279 million, respectively.  At December 29, 2012, unearned income associated with direct financing lease receivables was $12 million.

The details of rental expense and income are set forth below:

	2012	2011	2010
Rental expense
Minimum	$721	$625	$565
Contingent	290	233	158
	$1,011	$858	$723
Rental income	$77	$66	$44

Note 12 – Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At December 29, 2012, our interest rate swaps outstanding had notional amounts of $300 million and have been designated as fair value hedges of a portion of our debt.  These fair value hedges meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item.  At December 29, 2012, foreign currency forward contracts outstanding had a total notional amount of $525 million.

The fair values of derivatives designated as hedging instruments for the years ended December 29, 2012 and December 31, 2011 were:

	Fair Value		Consolidated Balance Sheet Location
	2012	2011
Interest Rate Swaps - Asset	$—	$10	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	24	22	Other assets
Foreign Currency Forwards - Asset	—	3	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(5)	(1)	Accounts payable and other current liabilities
Total	$19	$34

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an additional $22 million to Long-term debt at December 29, 2012 and as an additional $5 million and $21 million to Short-term borrowings and Long-term debt, respectively at December 31, 2011.  During the years ended December 29, 2012 and December 31, 2011, Interest expense, net was reduced by $12 million and $24 million, respectively for recognized gains on these interest rate swaps.

Changes in fair value of derivative instruments:

	2012	2011
Beginning of Year Balance	$34	$45
Changes in fair value recognized into Other Comprehensive Income ("OCI")	(7)	(3)
Changes in fair value recognized into income	16	18
Cash receipts	(24)	(26)
Ending Balance	$19	$34

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into OCI and reclassified into income from OCI in the years ended December 29, 2012 and December 31, 2011.

	2012	2011
Gains (losses) recognized into OCI, net of tax	$(4)	$(2)
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$(4)	$(3)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the years ended December 29, 2012 and December 31, 2011.

Additionally, we had a net deferred loss of $12 million, net of tax, as of December 29, 2012 and December 31, 2011, respectively within Accumulated OCI due to treasury locks and forward-starting interest rate swaps that have been cash settled, as well as outstanding foreign currency forward contracts.  The majority of this loss arose from the settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being reclassified into earnings through 2037 to interest expense.  In each of 2012, 2011 and 2010 an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At December 29, 2012 and December 31, 2011, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 13 – Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the years ended December 29, 2012 or December 31, 2011.

	Fair Value
	Level	2012	2011
Foreign Currency Forwards, net	2	$(5)	$2
Interest Rate Swaps, net	2	24	32
Other Investments	1	17	15
Total		$36	$49

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities in Other assets in our Consolidated Balance Sheets and their fair value is determined based on the closing market prices of the respective mutual funds as of December 29, 2012 and December 31, 2011.

At December 29, 2012 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.3 billion (Level 2), compared to their carrying value of $2.8 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Non-Recurring Fair Value Measurements

The following table presents (income) expense recognized from all non-recurring fair value measurements during the year ended December 29, 2012 for assets and liabilities that remained on our Consolidated Balance Sheet as of December 29, 2012 or for all non-recurring fair value measurements during the year ended December 31, 2011 that remained on our Consolidated Balance Sheet as of December 31, 2011. These assets and liabilities include restaurants or groups of restaurants that were impaired either as a result of our semi-annual impairment review or when it was more likely than not a restaurant or restaurant group would be refranchised.

	2012	2011
Pizza Hut UK refranchising impairment (Level 3)(a)	$—	$74
Little Sheep acquisition gain (Level 2)(a)	(74)	—
Other refranchising impairment (Level 3)(b)	4	21
Restaurant-level impairment (Level 3)(b)	16	33
Total	$(54)	$128

(a)	See Note 4 for further discussions of Refranchising (gain) loss, including the Pizza Hut UK dine-in refranchising and the acquisition of Little Sheep.

(b)	The remaining net book value of these assets measured at fair value during the years ended December 29, 2012 and December 31, 2011 is not significant.

Refranchising impairment results from writing down the assets of restaurants or restaurant groups offered for refranchising, including certain instances where a decision has been made to refranchise restaurants that are deemed to be impaired. The fair value measurements used in our impairment evaluation are based on either actual bids received from potential buyers (Level 2), or on estimates of the sales prices we anticipated receiving from a buyer for the restaurant or restaurant groups (Level 3). To the extent ongoing agreements to be entered into with the franchisee simultaneous with the refranchising are expected to contain terms, such as royalty rates, not at prevailing market rates, we consider the off-market terms in our impairment evaluation.   If the asset group meets held-for-sale criteria, estimated costs to sell are included in the impairment charge.

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

Note 14 – Pension, Retiree Medical and Retiree Savings Plans

Pension Benefits

We sponsor noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plans are paid by the Company as incurred.  During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.  Benefits are based on years of service and earnings or stated amounts for each year of service.  During the fourth quarter of 2012, the Company allowed certain former employees with deferred vested balances in the Plan an opportunity to voluntarily elect an early payout of their pension benefits. We recorded a settlement charge of $84 million as a result of settlement payments from the Plan. We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the UK.  Our plans in the UK have previously been amended such that new employees are not eligible to participate in these plans. Additionally, in 2011 one of our UK plans was frozen such that existing participants can no longer earn future service credits. This resulted in a curtailment of $10 million which was recorded as Other comprehensive income.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our U.S. pension plans and significant International pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year ends.

	U.S. Pension Plans		International Pension Plans
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$1,381	$1,108	$187	$187
Service cost	26	24	2	5
Interest cost	66	64	8	10
Participant contributions	—	—	1	1
Plan amendments	5	—	—	—
Curtailments	(10)	(7)	—	(10)
PBO reduction in excess of settlement payments	(74)	—	—	—
Special termination benefits	3	5	—	—
Exchange rate changes	—	—	5	1
Benefits paid	(14)	(11)	(4)	(2)
Settlement payments(a)	(278)	(29)	—	—
Actuarial (gain) loss	185	227	(6)	(5)
Benefit obligation at end of year	$1,290	$1,381	$193	$187
Change in plan assets
Fair value of plan assets at beginning of year	$998	$907	$183	$164
Actual return on plan assets	144	83	21	10
Employer contributions	100	53	19	10
Participant contributions	—	—	1	1
Settlement payments(a)	(278)	(29)	—	—
Benefits paid	(14)	(11)	(4)	(2)
Exchange rate changes	—	—	6	—
Administrative expenses	(5)	(5)	—	—
Fair value of plan assets at end of year	$945	$998	$226	$183
Funded status at end of year	$(345)	$(383)	$33	$(4)

Amounts recognized in the Consolidated Balance Sheet:
	U.S. Pension Plans		International Pension Plans
	2012	2011	2012	2011
Prepaid benefit asset - non-current	$—	$—	$33	$8
Accrued benefit liability – current	(19)	(14)	—	—
Accrued benefit liability – non-current	(326)	(369)	—	(12)
	$(345)	$(383)	$33	$(4)

Losses recognized in Accumulated Other Comprehensive Income:
	U.S. Pension Plans		International Pension Plans
	2012	2011	2012	2011
Actuarial net loss	$421	$540	$14	$30
Prior service cost	7	3	—	—
	$428	$543	$14	$30

(a)	See Note 4 for discussion of the settlement payments and settlement loss related to the U.S. Plan's deferred vested benefit program.

The accumulated benefit obligation for the U.S. and International pension plans was $1,426 million and $1,496 million at December 29, 2012 and December 31, 2011, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	U.S. Pension Plans		International Pension Plans
	2012	2011	2012	2011
Projected benefit obligation	$1,290	$1,381	$—	$—
Accumulated benefit obligation	1,239	1,327	—	—
Fair value of plan assets	945	998	—	—

Information for pension plans with a projected benefit obligation in excess of plan assets:
	U.S. Pension Plans		International Pension Plans
	2012	2011	2012	2011
Projected benefit obligation	$1,290	$1,381	$—	$99
Accumulated benefit obligation	1,239	1,327	—	87
Fair value of plan assets	945	998	—	87

Our funding policy with respect to the U.S. Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the U.S. Plan’s funded status.  We currently do not plan to make any contributions to the U.S. plan in 2013.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations.  We do not plan to make any significant contributions to any pension plan outside of the U.S. in 2013.

We do not anticipate any plan assets being returned to the Company during 2013 for any plans.

Components of net periodic benefit cost:

	U.S. Pension Plans			International Pension Plans
Net periodic benefit cost	2012	2011	2010	2012	2011	2010
Service cost	$26	$24	$25	$2	$5	$6
Interest cost	66	64	62	8	10	9
Amortization of prior service cost(a)	1	1	1	—	—	—
Expected return on plan assets	(71)	(71)	(70)	(11)	(12)	(9)
Amortization of net loss	63	31	23	1	2	2
Net periodic benefit cost	$85	$49	$41	$—	$5	$8
Additional loss recognized due to: Settlements(b)	$89	$—	$3	$—	$—	$—
Special termination benefits(c)	$3	$5	$1	$—	$—	$—

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)
Settlement losses result from benefit payments exceeding the sum of the service cost and interest cost for each plan during the year. See Note 4 for discussion of the settlement payments and settlement loss related to the U.S. Plan's deferred vested benefit project.

(c)	Special termination benefits primarily related to the U.S. business transformation measures taken in 2012, 2011 and 2010.

Pension (gains) losses in Accumulated other comprehensive income (loss):
	U.S. Pension Plans		International Pension Plans
	2012	2011	2012	2011
Beginning of year	$543	$363	$30	$46
Net actuarial (gain) loss	117	219	(15)	(5)
Curtailments	(10)	(7)	—	(10)
Amortization of net loss	(63)	(31)	(1)	(2)
Amortization of prior service cost	(1)	(1)	—	—
Prior service cost	5	—	—	—
PBO reduction in excess of settlement payment	(74)	—	—	—
Settlement charges	(89)	—	—	—
Exchange rate changes	—	—	—	1
End of year	$428	$543	$14	$30

The estimated net loss for the U.S. and International pension plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic pension cost in 2013 is $58 million and less than $1 million, respectively.  The estimated prior service cost for the U.S. pension plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic pension cost in 2013 is $2 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	U.S. Pension Plans		International Pension Plans
	2012	2011	2012	2011
Discount rate	4.40%	4.90%	4.70%	4.75%
Rate of compensation increase	3.75%	3.75%	3.70%	3.85%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	U.S. Pension Plans			International Pension Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.90%	5.90%	6.30%	4.75%	5.40%	5.50%
Long-term rate of return on plan assets	7.25%	7.75%	7.75%	5.55%	6.64%	6.66%
Rate of compensation increase	3.75%	3.75%	3.75%	3.85%	4.41%	4.42%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category, adjusted for an assessment of current market conditions.

Plan Assets

The fair values of our pension plan assets at December 29, 2012 by asset category and level within the fair value hierarchy are as follows:

	U.S. Pension Plans	International Pension Plans
Level 1:
Cash(a)	$—	$9
Level 2:
Cash Equivalents(a)	42	—
Equity Securities – U.S. Large cap(b)	290	—
Equity Securities – U.S. Mid cap(b)	49	—
Equity Securities – U.S. Small cap(b)	49	—
Equity Securities – Non-U.S.(b)	100	131
Fixed Income Securities – U.S. Corporate(b)	247	—
Fixed Income Securities – Non-U.S. Corporate(b)	—	33
Fixed Income Securities – U.S. Government and Government Agencies(c)	153	—
Fixed Income Securities – Other(d)	30	16
Other Investments(b)	—	37
Total fair value of plan assets(e)	$960	$226

(a)	Short-term investments in money market funds

(b)	Securities held in common trusts

(c)	Investments held directly by the Plan

(d)	Includes securities held in common trusts and investments held directly by the Plan

(e)	Excludes net payable of $15 million in the U.S. for purchases of assets included in the above that were settled after December 29, 2012

Our primary objectives regarding the investment strategy for the Plan’s assets, which make up 81% of total pension plan assets at the 2012 measurement date, are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements.  To achieve these objectives, we are using a combination of active and passive investment strategies.  Our equity securities, currently targeted at 55% of our investment mix, consist primarily of low-cost index funds focused on achieving long-term capital appreciation.  We diversify our equity risk by investing in several different U.S. and foreign market index funds.  Investing in these index funds provides us with the adequate liquidity required to fund benefit payments and plan expenses.  The fixed income asset allocation, currently targeted at 45% of our mix, is actively managed and consists of long-duration fixed income securities that help to reduce exposure to interest rate variation and to better correlate asset maturities with obligations.

A mutual fund held as an investment by the Plan includes shares of YUM common stock valued at $0.7 million at December 29, 2012 and $0.7 million at December 31, 2011 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:	U.S. Pension Plans	International Pension Plans
2013	$87	$1
2014	54	1
2015	55	1
2016	55	1
2017	55	1
2018 - 2022	306	6

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

At the end of 2012 and 2011, the accumulated post-retirement benefit obligation was $83 million and $86 million, respectively.  The actuarial loss recognized in Accumulated other comprehensive loss was $8 million at the end of 2012 and $12 million at the end of 2011.  The net periodic benefit cost recorded in 2012, 2011 and 2010 was $6 million in each year, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  2012, 2011 and 2010 costs each included less than $1 million of special termination benefits primarily related to the U.S. business transformation measures described in Note 4.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2012 and 2011 are 7.4% and 7.5%, respectively, with expected ultimate trend rates of 4.5% reached in 2028.

There is a cap on our medical liability for certain retirees.  The cap for Medicare-eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached in 2014; once the cap is reached, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post-retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $6 million and in aggregate for the five years thereafter are $25 million.

Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $13 million in 2012, $14 million in 2011 and $15 million in 2010.

Note 15 – Share-based and Deferred Compensation Plans

Overview

At year end 2012, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan (collectively the “LTIPs”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”).  Under all our plans, the exercise price of stock options and stock appreciation rights (“SARs”) granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the LTIPs include stock options, incentive stock options, SARs, restricted stock, stock units, restricted stock units (“RSUs”), performance restricted stock units, performance share units (“PSUs”) and performance units.  Through December 29, 2012, we have issued only stock options, SARs, RSUs and PSUs under the LTIPs.  While awards under the LTIPs can have varying vesting provisions and exercise periods, outstanding awards under the LTIPs vest in periods ranging from immediate to 5 years. Stock options and SARs expire ten years after grant.

Potential awards to employees under the RGM Plan include stock options, SARs, restricted stock and RSUs.  Through December 29, 2012, we have issued only stock options and SARs under this plan.  RGM Plan awards granted have a four-year cliff vesting period and expire ten years after grant.  Certain RGM Plan awards are granted upon attainment of performance conditions in the previous year.  Expense for such awards is recognized over a period that includes the performance condition period.

Potential awards to employees under SharePower include stock options, SARs, restricted stock and RSUs.  Through December 29, 2012, we have issued only stock options and SARs under this plan.  These awards generally vest over a period of four years and expire no longer than ten years after grant.

At year end 2012, approximately 18 million shares were available for future share-based compensation grants under the above plans.

Our Executive Income Deferral (“EID”) Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation.  As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants.  These investment options are limited to cash, phantom shares of our Common Stock, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund.  Investments in cash and phantom shares of both index funds will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets. We recognize compensation expense for the appreciation or the depreciation, if any, of investments in cash and both of the index funds.  Deferrals into the phantom shares of our Common Stock will be distributed in shares of our Common Stock, under the LTIPs,  at a date as elected by the employee and therefore are classified in Common Stock on our Consolidated Balance Sheets.  We do not recognize compensation expense for the appreciation or the depreciation, if any, of investments in phantom shares of our Common Stock.  Our EID plan also allows participants to defer incentive compensation to purchase phantom shares of our Common Stock and receive a 33% Company match on the amount deferred.  Deferrals receiving a match are similar to a RSU award in that participants will generally forfeit both the match and incentive compensation amounts deferred if they voluntarily separate from employment during a vesting period that is two years from the date of deferral.  We expense the intrinsic value of the match and the incentive compensation over the requisite service period which includes the vesting period.

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2013.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2012	2011	2010
Risk-free interest rate	0.8%	2.0%	2.4%
Expected term (years)	6.0	5.9	6.0
Expected volatility	29.0%	28.2%	30.0%
Expected dividend yield	1.8%	2.0%	2.5%

We believe it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term.  These groups consist of grants made primarily to restaurant-level employees under the RGM Plan, which cliff-vest after four years and expire ten years after grant, and grants made to executives under our other stock award plans, which typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our restaurant-level employees and our executives exercised the awards on average after 5 years and 6 years, respectively.

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our traded options.  The expected dividend yield is based on the annual dividend yield at the time of grant.

The fair values of RSU and PSU awards are based on the closing price of our stock on the date of grant.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	33,508		$31.28
Granted	3,780		64.86
Exercised	(7,192)		23.75
Forfeited or expired	(1,484)		40.91
Outstanding at the end of the year	28,612	(a)	$37.05	5.90	$793
Exercisable at the end of the year	16,813		$30.05	4.60	$583

(a)	Outstanding awards include 4,671 options and 23,941 SARs with average exercise prices of $28.31 and $38.75, respectively.

The weighted-average grant-date fair value of stock options and SARs granted during 2012, 2011 and 2010 was $15.00, $11.78 and $8.21, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 29, 2012, December 31, 2011 and December 25, 2010, was $319 million, $226 million and $259 million, respectively.

As of December 29, 2012, there was $82 million of unrecognized compensation cost related to stock options and SARs, which will be reduced by any forfeitures that occur, related to unvested awards that is expected to be recognized over a remaining weighted-average period of approximately 1.9 years.  The total fair value at grant date of awards that vested during 2012, 2011 and 2010 was $42 million, $43 million and $47 million, respectively.

RSUs and PSUs

As of December 29, 2012, there was $8 million of unrecognized compensation cost related to 0.7 million unvested RSUs and PSUs.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2012	2011	2010
Options and SARs	$42	$49	$40
Restricted Stock Units	5	5	5
Performance Share Units	3	5	2
Total Share-based Compensation Expense	$50	$59	$47
Deferred Tax Benefit recognized	$15	$18	$13

EID compensation expense not share-based	$5	$2	$4

Cash received from stock option exercises for 2012, 2011 and 2010, was $62 million, $59 million and $102 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with stock options and SARs exercised for 2012, 2011 and 2010 totaled $105 million, $72 million and $82 million, respectively.

Note 16 – Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2012, 2011 and 2010.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)						Dollar Value of Shares Repurchased
Authorization Date	2012		2011		2010		2012		2011		2010
November 2012	1,069		—		—		$47		$—		$—
November 2011	11,035		—		—		750		—		—
January 2011	2,787		10,864		—		188		562		—
March 2010	—		3,441		2,161		—		171		107
September 2009	—		—		7,598		—		—		283
Total	14,891	(a)	14,305	(b)	9,759	(b)	$985	(a)	$733	(b)	$390	(b)

(a)	2012 amount includes the effect of $20 million in share repurchases (0.3 million shares) with trade dates prior to December 29, 2012 but with settlement dates subsequent to December 29, 2012.

(b)
2011 amount excludes and 2010 amount includes the effect of $19 million in share repurchases (0.4 million shares) with trade dates prior to the 2010 fiscal year end but cash settlement dates subsequent to the 2010 fiscal year.

On November 16, 2012, our Board of Directors authorized share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 29, 2012, we have $953 million available for future repurchases under our November 2012 share repurchase authorization.

Accumulated Other Comprehensive Income (Loss) – Comprehensive income is Net Income plus certain other items that are recorded directly to Shareholders’ Equity.  The following table gives further detail regarding the composition of Accumulated other comprehensive loss at December 29, 2012 and December 31, 2011.  Refer to Note 14 for additional information about our pension and post-retirement plan accounting and Note 12 for additional information about our derivative instruments.

	2012	2011
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature, net of tax	$166	$140
Pension and post-retirement losses, net of tax	(286)	(375)
Net unrealized losses on derivative instruments, net of tax	(12)	(12)
Total Accumulated other comprehensive loss	$(132)	$(247)

Changes in translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature include current year additions of $26 million, net of tax effects of $3 million, and reclassifications of currency translation adjustments of $3 million.

Note 17 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2012	2011	2010
U.S.	$504	$266	$345
Foreign	1,641	1,393	1,249
	$2,145	$1,659	$1,594

The details of our income tax provision (benefit) are set forth below:

		2012	2011	2010
Current:	Federal	$160	$78	$155
	Foreign	314	374	356
	State	35	9	15
		$509	$461	526

Deferred:	Federal	91	(83)	(82)
	Foreign	(57)	(40)	(29)
	State	(6)	(14)	1
		28	(137)	(110)
		$537	$324	$416

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2012		2011		2010
U.S. federal statutory rate	$751	35.0%	$580	35.0%	$558	35.0%
State income tax, net of federal tax benefit	4	0.2	2	0.1	12	0.7
Statutory rate differential attributable to foreign operations	(165)	(7.7)	(218)	(13.1)	(235)	(14.7)
Adjustments to reserves and prior years	(47)	(2.2)	24	1.4	55	3.5
Net benefit from LJS and A&W divestitures	—	—	(72)	(4.3)	—	—
Change in valuation allowances	14	0.6	22	1.3	22	1.4
Other, net	(20)	(0.9)	(14)	(0.9)	4	0.2
Effective income tax rate	$537	25.0%	$324	19.5%	$416	26.1%

Statutory rate differential attributable to foreign operations.  This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits.  The favorable impact is primarily attributable to a majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

In 2012, this benefit was negatively impacted by the repatriation of current year foreign earnings to the U.S. as we recognized additional tax expense, resulting from the related effective tax rate being lower than the U.S. federal statutory rate.

In 2011 and 2010, this benefit was positively impacted by the repatriation of current year foreign earnings as we recognized excess foreign tax credits, resulting from the related effective tax rate being higher than the U.S. federal statutory rate.

Adjustments to reserves and prior years.  This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. The impact of certain effects or changes may offset items reflected in the 'Statutory rate differential attributable to foreign operations' line.

In 2012, this item was favorably impacted by the resolution of uncertain tax positions in certain foreign jurisdictions.

Net benefit from LJS and A&W divestitures. This item includes a one-time $117 million tax benefit, including approximately $8 million U.S. state benefit, recognized on the LJS and A&W divestitures in 2011, partially offset by $45 million of valuation allowance, including approximately $4 million state expense, related to capital loss carryforwards recognized as a result of the divestitures. In addition, we recorded $32 million of tax benefits on $86 million of pre-tax losses and other costs, which resulted in $104 million of total net tax benefits related to the divestitures.

Change in valuation allowances.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year.  The impact of certain changes may offset items reflected in the 'Statutory rate differential attributable to foreign operations' line.

In 2012, $14 million of net tax expense was driven by $16 million for valuation allowances recorded against deferred tax assets generated during the current year, partially offset by a $2 million net tax benefit resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

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

Other.  This item primarily includes the impact of permanent differences related to current year earnings as well as U.S. tax credits and deductions.

In 2012, this item was positively impacted by a one-time pre-tax gain of $74 million, with no related income tax expense, recognized on our acquisition of additional interest in, and consolidation of Little Sheep..

The details of 2012 and 2011 deferred tax assets (liabilities) are set forth below:

	2012	2011
Operating losses and tax credit carryforwards	$495	$592
Employee benefits	251	260
Share-based compensation	108	106
Self-insured casualty claims	50	47
Lease-related liabilities	115	134
Various liabilities	82	75
Property, plant and equipment	39	55
Deferred income and other	57	35
Gross deferred tax assets	1,197	1,304
Deferred tax asset valuation allowances	(358)	(368)
Net deferred tax assets	$839	$936
Intangible assets, including goodwill	$(256)	$(167)
Property, plant and equipment	(95)	(121)
Other	(48)	(48)
Gross deferred tax liabilities	$(399)	$(336)
Net deferred tax assets (liabilities)	$440	$600

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current	$111	$112
Deferred income taxes – long-term	481	549
Accounts payable and other current liabilities	(5)	(16)
Other liabilities and deferred credits	(147)	(45)
	$440	$600

We have investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis.  We have not provided deferred tax on the portion of the excess that we believe is essentially permanent in duration.  This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.  We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $2.6 billion at December 29, 2012.  A determination of the deferred tax liability on this amount is not practicable.

At December 29, 2012, the Company has foreign operating and capital loss carryforwards of $1.0 billion and U.S. state operating loss, capital loss and tax credit carryforwards of $1.0 billion and U.S. federal capital loss and tax credit carryforwards of $0.2 billion.  These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire as follows:

	Year of Expiration
	2013	2014-2017	2018-2032	Indefinitely	Total
Foreign	$21	$66	$121	$836	$1,044
U.S. state	20	128	848	5	1,001
U.S. federal	—	107	103	—	210
	$41	$301	$1,072	$841	$2,255

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $309 million and $348 million of unrecognized tax benefits at December 29, 2012 and December 31, 2011, respectively, $184 million and $197 million of which, if recognized, would impact the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2012	2011
Beginning of Year	$348	$308
Additions on tax positions - current year	50	85
Additions for tax positions - prior years	23	38
Reductions for tax positions - prior years	(90)	(58)
Reductions for settlements	(6)	(8)
Reductions due to statute expiration	(16)	(22)
Foreign currency translation adjustment	—	5
End of Year	$309	$348

The Company believes it is reasonably possible its unrecognized tax benefits may decrease by approximately $43 million in the next twelve months, including approximately $28 million which, if recognized upon audit settlement or statute expiration, would affect the 2013 effective tax rate. Each of these positions is individually insignificant.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous foreign jurisdictions.  The following table summarizes our major jurisdictions and the tax years that are either currently under audit or remain open and subject to examination:

Jurisdiction	Open Tax Years
U.S. Federal	2004 – 2012
China	2009 – 2012
United Kingdom	2003 – 2012
Mexico	2006 – 2012
Australia	2008 – 2012

In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 29, 2012, each of which is individually insignificant.

The accrued interest and penalties related to income taxes at December 29, 2012 and December 31, 2011 are set forth below:

	2012	2011
Accrued interest and penalties	$50	$53

During 2012, 2011 and 2010, a net benefit of $3 million, net benefit of $2 million and net expense of $13 million, respectively, for interest and penalties was recognized in our Consolidated Statements of Income as components of its income tax provision.

On June 23, 2010, the Company received a Revenue Agent Report (RAR) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $220 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $30 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2012, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $130 million plus net interest to date of approximately $5 million.

We believe that the Company has properly reported taxable income and paid taxes in accordance with applicable laws and that the proposed adjustments are inconsistent with applicable income tax laws, Treasury Regulations and relevant case law.  We intend to defend our position vigorously and have filed a protest with the IRS.  As the final resolution of the proposed adjustments remains uncertain, the Company will continue to provide for its position in this matter based on the tax benefit that we believe is the largest amount that is more likely than not to be realized upon settlement of this issue.  There can be no assurance that payments due upon final resolution of this issue will not exceed our currently recorded reserve and such payments could have a material, adverse effect on our financial position.  Additionally, if increases to our reserves are deemed necessary due to future developments related to this issue, such increases could have a material, adverse effect on our results of operations as they are recorded.  The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution.

Note 18 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts. KFC, Pizza Hut and Taco Bell operate in 120, 97, and 27 countries and territories, respectively.  Our five largest international markets based on operating profit in 2012 are China, Asia Franchise, United Kingdom, Australia and Latin America Franchise.

We identify our operating segments based on management responsibility.  The China Division includes mainland China and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations.  We consider our KFC, Pizza Hut and Taco Bell operating segments in the U.S. to be similar and therefore have aggregated them into a single reportable operating segment. Our U.S. and YRI segment results also include the operating results of our LJS and A&W businesses prior to our disposal of those businesses in December 2011.

	Revenues
	2012	2011	2010
China	$6,898	$5,566	$4,135
YRI	3,281	3,192	3,039
U.S.	3,352	3,786	4,120
India	102	82	49
	$13,633	$12,626	$11,343

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2012	2011	2010
China (b)	$1,015	$908	$755
YRI	715	673	592
U.S.	666	589	668
India	(1)	—	(3)
Unallocated Occupancy and other(a)(c)	16	14	9
Unallocated and corporate expenses(a)(d)	(271)	(223)	(194)
Unallocated Closures and impairment expense(a)(e)	—	(80)	—
Unallocated Other income (expense)(a)(f)	76	6	5
Unallocated Refranchising gain (loss)(a)(g)	78	(72)	(63)
Operating Profit	2,294	1,815	1,769
Interest expense, net	(149)	(156)	(175)
Income Before Income Taxes	$2,145	$1,659	$1,594

	Depreciation and Amortization
	2012	2011	2010
China	$332	$257	$225
YRI	162	181	156
U.S.	141	177	201
India	6	5	3
Corporate(c)	4	8	4
	$645	$628	$589

	Capital Spending
	2012	2011	2010
China	$655	$405	$272
YRI	251	240	249
U.S.	173	256	241
India	18	16	10
Corporate	2	23	24
	$1,099	$940	$796

	Identifiable Assets
	2012	2011	2010
China (h)	$3,752	$2,527	$2,289
YRI	2,663	2,847	2,606
U.S.	1,844	2,070	2,398
India	68	52	43
Corporate(i)	684	1,338	980
	$9,011	$8,834	$8,316

	Long-Lived Assets(j)
	2012	2011	2010
China	$2,779	$1,546	$1,269
YRI	1,561	1,600	1,523
U.S.	1,555	1,805	2,095
India	47	35	25
Corporate	32	36	52
	$5,974	$5,022	$4,964

(a)	Amounts have not been allocated to the U.S., YRI or China Division segments for performance reporting purposes.

(b)	Includes equity income from investments in unconsolidated affiliates of $47 million, $47 million and $42 million in 2012, 2011 and 2010, respectively, for China.

(c)
2012, 2011 and 2010 include depreciation reductions arising from the impairment of KFC restaurants we offered to sell of $3 million, $10 million and $9 million, respectively. 2012 and 2011 include depreciation reductions arising from the impairment of Pizza Hut UK restaurants we decided to sell in 2011 of $13 million and $3 million, respectively.  See Note 4.

(d)
2012 includes the YUM Retirement Plan settlement charge of $84 million. 2012, 2011 and 2010 include approximately $5 million, $21 million and $9 million, respectively, of charges relating to U.S. general and administrative productivity initiatives and realignment of resources.  See Note 4.

(e)	2011 represents net losses resulting from the LJS and A&W divestitures. See Note 4.

(f)	2012 includes gain upon acquisition of Little Sheep of $74 million. See Note 4.

(g)	See Note 4 for further discussion of Refranchising gain (loss).

(h)	China includes investments in 3 unconsolidated affiliates totaling $72 million for 2012 and 4 unconsolidated affiliates totaling $167 million and $154 million, for 2011 and 2010, respectively.

(i)
Primarily includes cash, deferred tax assets and property, plant and equipment, net, related to our office facilities. 2011 includes $300 million of restricted cash related to the Little Sheep acquisition.

(j)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

See Note 4 for additional operating segment disclosures related to impairment and store closure (income) costs.

Note 19 – Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2066.  As of December 29, 2012, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $750 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 29, 2012 was approximately $675 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 29, 2012 and December 31, 2011 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants in the U.S. and, to a lesser extent, in connection with the Company’s refranchising programs.  We have provided guarantees of approximately $37 million in support of the franchisee loan program at December 29, 2012.  The total loans outstanding under the loan pool were $53 million at December 29, 2012 with an additional $27 million available for lending at December 29, 2012.  We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties.

In addition to the guarantees described above, YUM has provided guarantees of $54 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were approximately $72 million at December 29, 2012.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates.  At December 29, 2012 there are no guarantees outstanding for unconsolidated affiliates.  Our unconsolidated affiliates had total revenues of approximately $1.2 billion for the year ended December 29, 2012 and assets and debt of approximately $355 million and $60 million, respectively, at December 29, 2012.

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

The following table summarizes the 2012 and 2011 activity related to our self-insured property and casualty reserves as of December 29, 2012.

	Beginning Balance	Expense	Payments	Ending Balance
2012 Activity	$140	58	(56)	$142
2011 Activity	$150	55	(65)	$140

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

Beginning on January 24, 2013 four purported class actions were filed in the United States District Court for the Central District of California against the Company and certain of its executive officers. The complaints allege claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against defendants on behalf of a purported class of all persons who purchased or otherwise acquired the Company's publicly traded securities between October 9, 2012 and January 7, 2013, inclusive (the “class period”). Plaintiffs allege that during the class period, defendants purportedly made materially false and misleading statements concerning the Company's current and future business and financial condition, thereby inflating the prices at which the Company's securities traded. The complaints seek damages in an undefined amount. The Company denies liability and intends to vigorously defend against all claims in these complaints. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On January 24, 2013, a purported shareholder of the Company submitted a letter demanding that the board of directors initiate an investigation of alleged breaches of fiduciary duties by directors, officers and employees of the Company. The breaches of fiduciary duties are alleged to have arisen as a result of, among other alleged misconduct, the failure to implement proper controls in connection with the Company's purchases of poultry from suppliers to the Company's China operations.  On February 8, 2013, another purported shareholder of the Company filed a derivative action in the United States District Court for the Central District of California against various officers and directors of the Company asserting breaches of fiduciary duty in connection with an alleged scheme to mislead investors about the Company's growth prospects in China.  The shareholder plaintiff did not first submit a demand on the board of directors of the Company to bring this action as required under North Carolina law, and on February 13, 2013 the shareholder plaintiff requested voluntary dismissal of the complaint. The parties are awaiting the court's approval of this request.

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

On May 19, 2009 the court granted Taco Bell's motion to consolidate these matters, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint in June 2009, and in March 2010 the court approved the parties' stipulation to dismiss the Company from the action. Plaintiffs filed their motion for class certification on the vacation and final pay claims in December 2010, and on September 26, 2011 the court issued its order denying the certification of the vacation and final pay claims. Plaintiffs then sought to certify four separate meal and rest break classes. On January 2, 2013, the District Court rejected three of the proposed classes but granted certification with respect to the late meal break class.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court. The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination and seeks restitution and late payment penalties on behalf of herself and similarly situated employees. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case. The state court granted Taco Bell's motion to stay the Rosales case on May 28, 2010. After the September 2011 denial of class certification in the In Re Taco Bell Wage and Hour Actions, the court granted plaintiff leave to amend her lawsuit, which plaintiff filed and served on January 4, 2012. Taco Bell filed its responsive pleading on February 8, 2012, and plaintiff has since filed two additional amended complaints. Taco Bell has answered the Third Amended Complaint and commenced discovery.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On December 17, 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the United States District Court for the Northern District of California styled Moeller, et al. v. Taco Bell Corp. On August 4, 2003, plaintiffs filed an amended complaint alleging, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 200 Company-owned restaurants in California accessible to the class. Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class. Plaintiffs contend that there may be in excess of 100,000 individuals in the class. In February 2004, the District Court granted plaintiffs' motion for class certification. The class included claims for injunctive relief and minimum statutory damages.

In May 2007, a hearing was held on plaintiffs' Motion for Partial Summary Judgment seeking judicial declaration that Taco Bell was in violation of accessibility laws as to three specific issues: indoor seating, queue rails and door opening force. In August 2007, the court granted plaintiffs' motion in part with regard to dining room seating. In addition, the court granted plaintiffs' motion in part with regard to door opening force at some restaurants (but not all) and denied the motion with regard to queue lines.

On December 16, 2009, the court denied Taco Bell's motion for summary judgment on the ADA claims and ordered plaintiffs to select one restaurant to be the subject of a trial. The trial for the exemplar restaurant began on June 6, 2011, and on October 5, 2011 the court issued Findings of Fact and Conclusions of Law ruling that plaintiffs established that classwide injunctive relief was warranted with regard to maintaining compliance as to corporate Taco Bell restaurants in California. The court declined to order injunctive relief at the time, however, citing the pendency of Taco Bell's motions to decertify both the injunctive and damages class. The court also found that twelve specific items at the exemplar store were once out of compliance with applicable state and/or federal accessibility standards.

Taco Bell filed a motion to decertify the class in August 2011, and in July 2012, the court granted Taco Bell's motion to decertify the previously certified state law damages class but denied Taco Bell's motion to decertify the ADA injunctive relief class. On September 13, 2012, the court set a discovery and briefing schedule concerning the trials of the four individual plaintiffs' state law damages claims, which the court stated will be tried before holding further proceedings regarding the possible issuance of an injunction. On September 17, 2012, the court issued an order modifying its October 2011 Findings of Facts and Conclusions of Law deleting the statement that an injunction was warranted. Plaintiffs appealed that order. Briefing is complete, and the parties await a hearing date.

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

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the United States District Court for the District of Colorado. The complaint alleged that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law. On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers. However, on March 11, 2010, the court granted Pizza Hut's pending motion to dismiss for failure to state a claim, with leave to amend. On March 31, 2010, plaintiffs filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserted state-law class action claims under the laws of sixteen different states. Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time. On August 9, 2010, the court granted plaintiffs' motion to amend. Pizza Hut filed another motion to dismiss the Second Amended Complaint. On July 15, 2011, the Court granted Pizza Hut's motion with respect to plaintiffs' state law claims but allowed the FLSA claims to go forward. Plaintiffs filed their Motion for Conditional Certification on August 31, 2011, and the Court granted plaintiffs' motion April 21, 2012. The opt-in period closed on August 23, 2012, and the parties are working to finalize the list of opt-ins. The final number has yet to be determined but is expected to be approximately 6,000.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit. However, in view of the inherent uncertainties of litigation, the outcome of this case cannot be predicted at this time. Likewise, the amount of any potential loss cannot be reasonably estimated.

On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the United States District Court for the District of Colorado. The plaintiff seeks to represent a nationwide class, with the exception of California, of salaried assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours worked in a week. The plaintiff also purports to represent a separate class of Colorado assistant managers under Colorado state law, which provides for daily overtime after 12 hours worked in a day. The Company has been dismissed from the case without prejudice. Taco Bell filed its answer on September 20, 2010, and the parties commenced class discovery, which is currently on-going. On September 16, 2011, plaintiffs filed their motion for conditional certification under the FLSA. The court heard plaintiffs' motion for conditional certification under the FLSA on January 10, 2012, granted conditional certification and ordered the notice of the opt-in class be sent to the putative class members. Approximately 488 individuals submitted opt-in forms. The court granted Taco Bell's request for written and deposition discovery of the class. After further discovery, Taco Bell plans to seek decertification of the class. The plaintiffs are no longer pursuing their alleged Colorado state law claims.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. We have provided for a reasonable estimate of the cost of this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Consolidated Financial Statements.
On July 27, 2012, a putative class action lawsuit, styled Agustine Castillo v. Taco Bell of America, LLC and Taco Bell Corp., was filed in the United States District Court for the Eastern District of New York. The plaintiff seeks to represent a nationwide class of salaried assistant general managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours worked in a week. The plaintiff also seeks to represent a statewide class of salaried assistant general managers who allegedly did not receive compensation for all hours worked. The plaintiff's counsel in this action is the same as plaintiffs' counsel in the Whittington lawsuit. On January 4, 2013, Taco Bell filed a motion to dismiss or stay the action.

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

Note 20 – Selected Quarterly Financial Data (Unaudited)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,344	$2,762	$3,142	$3,585	$11,833
Franchise and license fees and income	399	406	427	568	1,800
Total revenues	2,743	3,168	3,569	4,153	13,633
Restaurant profit	440	423	599	519	1,981
Operating Profit(a)	645	473	671	505	2,294
Net Income – YUM! Brands, Inc.	458	331	471	337	1,597
Basic earnings per common share	0.99	0.71	1.02	0.74	3.46
Diluted earnings per common share	0.96	0.69	1.00	0.72	3.38
Dividends declared per common share	0.285	0.285	—	0.67	1.24

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,051	$2,431	$2,854	$3,557	$10,893
Franchise and license fees and income	374	385	420	554	1,733
Total revenues	2,425	2,816	3,274	4,111	12,626
Restaurant profit	360	386	494	513	1,753
Operating Profit(b)	401	419	488	507	1,815
Net Income – YUM! Brands, Inc.	264	316	383	356	1,319
Basic earnings per common share	0.56	0.67	0.82	0.77	2.81
Diluted earnings per common share	0.54	0.65	0.80	0.75	2.74
Dividends declared per common share	—	0.50	—	0.57	1.07

(a)
Includes a non-cash gain recognized upon acquisition of Little Sheep of $74 million in the first quarter, refranchising losses associated with the Pizza Hut UK dine-in business of $24 million and $46 million in the first and fourth quarters, respectively, net U.S. refranchising gains of $45 million and $69 million in the first and fourth quarters, respectively and the YUM Retirement Plan settlement charge of $84 million in the fourth quarter. See Note 4 for further discussion.

(b)
Includes losses related to the LJS and A&W divestitures of $68 million and $17 million in the first and third quarters, respectively and a refranchising loss associated with the Pizza Hut UK dine-in business of $76 million in the third quarter. The fourth quarter of 2011 also includes the $25 million impact of the 53rd week in 2011. See Note 4 for further discussion.

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

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition.  The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 29, 2012.  Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 29, 2012 provide reasonable assurance that our assets are reasonably safeguarded.

Patrick J. Grismer
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2012.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 29, 2012.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2012.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2012.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 29, 2012.

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

Date:	February 19, 2013

YUM! BRANDS, INC.

By:	/s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Novak	Chairman of the Board,	February 19, 2013
David C. Novak	Chief Executive Officer
(principal executive officer)

/s/ Patrick J. Grismer	Chief Financial Officer	February 19, 2013
Patrick J. Grismer	(principal financial officer)

/s/ David E. Russell	Vice President, Finance and Corporate Controller	February 19, 2013
David E. Russell	(principal accounting officer)

/s/ Michael J. Cavanagh	Director	February 19, 2013
Michael J. Cavanagh

/s/ David W. Dorman	Director	February 19, 2013
David W. Dorman

/s/ Massimo Ferragamo	Director	February 19, 2013
Massimo Ferragamo

/s/ Mirian Graddick-Weir	Director	February 19, 2013
Mirian Graddick-Weir

/s/ J. David Grissom	Director	February 19, 2013
J. David Grissom

/s/ Bonnie G. Hill	Director	February 19, 2013
Bonnie G. Hill

/s/ Jonathan S. Linen	Director	February 19, 2013
Jonathan S. Linen

/s/ Thomas C. Nelson	Director	February 19, 2013
Thomas C. Nelson

/s/ Thomas M. Ryan	Director	February 19, 2013
Thomas M. Ryan

/s/ Jing-Shyh S. Su	Vice-Chairman of the Board	February 19, 2013
Jing-Shyh S. Su

/s/ Robert D. Walter	Director	February 19, 2013
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

(vii) 3.750% Senior Notes due November 1, 2021 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed August 29, 2011.

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

10.2
Credit Agreement, dated March 22, 2012 among YUM, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as Lead Arrangers and Bookrunners and HSBC Bank USA, National Association, US Bank, National Association and Fifth Third Bank, as Documentation Agents, which is incorporated herein by reference from Exhibit 10.26 to YUM's Quarterly Report on Form 10-Q for quarter ended March 24, 2012.

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