Form 10-Q
period 2013-03-23
YUM BRANDS INC
filed 2013-04-29
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 23, 2013

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

 The number of shares outstanding of the Registrant’s Common Stock as of April 23, 2013 was 449,837,985 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/23/2013	3/24/2012
Company sales	$2,099	$2,344
Franchise and license fees and income	436	399
Total revenues	2,535	2,743
Costs and Expenses, Net
Company restaurant expenses
Food and paper	680	767
Payroll and employee benefits	490	513
Occupancy and other operating expenses	596	624
Company restaurant expenses	1,766	1,904
General and administrative expenses	273	272
Franchise and license expenses	30	26
Closures and impairment (income) expenses	4	1
Refranchising (gain) loss	(17)	(26)
Other (income) expense	(8)	(79)
Total costs and expenses, net	2,048	2,098
Operating Profit	487	645
Interest expense, net	31	37
Income Before Income Taxes	456	608
Income tax provision	120	147
Net Income – including noncontrolling interests	336	461
Net Income (loss) – noncontrolling interests	(1)	3
Net Income – YUM! Brands, Inc.	$337	$458

Basic Earnings Per Common Share	$0.74	$0.99

Diluted Earnings Per Common Share	$0.72	$0.96

Dividends Declared Per Common Share	$0.335	$0.285

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/23/2013	3/24/2012

Net Income - including noncontrolling interests	$336	$461
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature	(5)	13
Tax (expense) benefit	7	(2)
Reclassification of currency translation adjustments into Net Income	—	3
Tax expense (benefit)	—	—
Net unrealized losses arising during the year on pension and post-retirement plans	(8)	—
Tax (expense) benefit	1	—
Reclassification of pension and post-retirement losses to Net Income	25	15
Tax expense (benefit)	(9)	(6)
Net unrealized gain (loss) on derivative instruments	1	(1)
Tax (expense) benefit	—	—
Other comprehensive income, net of tax	12	22
Comprehensive Income - including noncontrolling interests	348	483
Comprehensive Income (loss) - noncontrolling interests	(1)	3
Comprehensive Income - YUM! Brands, Inc.	$349	$480

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/23/2013	3/24/2012
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$336	$461
Depreciation and amortization	130	127
Closures and impairment (income) expenses	4	1
Refranchising (gain) loss	(17)	(26)
Contributions to defined benefit pension plans	(1)	(8)
Gain upon acquisition of Little Sheep	—	(74)
Deferred income taxes	(6)	(4)
Equity income from investments in unconsolidated affiliates	(7)	(13)
Excess tax benefits from share-based compensation	(11)	(28)
Share-based compensation expense	9	11
Changes in accounts and notes receivable	9	29
Changes in inventories	26	27
Changes in prepaid expenses and other current assets	(8)	(15)
Changes in accounts payable and other current liabilities	(81)	(124)
Changes in income taxes payable	18	70
Other, net	—	39
Net Cash Provided by Operating Activities	401	473

Cash Flows – Investing Activities
Capital spending	(237)	(173)
Proceeds from refranchising of restaurants	81	102
Acquisitions	—	(540)
Changes in restricted cash	—	300
Increase in short-term investments	—	(79)
Other, net	3	(1)
Net Cash Used in Investing Activities	(153)	(391)

Cash Flows – Financing Activities
Repayments of long-term debt	(1)	(3)
Short-term borrowings, more than three months, net	9	—
Repurchase shares of Common Stock	(98)	(78)
Excess tax benefits from share-based compensation	11	28
Employee stock option proceeds	5	16
Dividends paid on Common Stock	(151)	(131)
Other, net	(34)	(20)
Net Cash Used in Financing Activities	(259)	(188)
Effect of Exchange Rates on Cash and Cash Equivalents	(3)	7
Net Decrease in Cash and Cash Equivalents	(14)	(99)
Cash and Cash Equivalents - Beginning of Period	776	1,198
Cash and Cash Equivalents - End of Period	$762	$1,099

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	3/23/2013	12/29/2012
ASSETS
Current Assets
Cash and cash equivalents	$762	$776
Accounts and notes receivable, net	368	301
Inventories	288	313
Prepaid expenses and other current assets	227	272
Deferred income taxes	133	127
Advertising cooperative assets, restricted	120	136
Total Current Assets	1,898	1,925

Property, plant and equipment, net	4,258	4,250
Goodwill	1,026	1,034
Intangible assets, net	693	690
Investments in unconsolidated affiliates	31	72
Other assets	571	575
Deferred income taxes	468	467
Total Assets	$8,945	$9,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,866	$2,036
Income taxes payable	82	97
Short-term borrowings	21	10
Advertising cooperative liabilities	120	136
Total Current Liabilities	2,089	2,279

Long-term debt	2,924	2,932
Other liabilities and deferred credits	1,515	1,490
Total Liabilities	6,528	6,701

Redeemable noncontrolling interest	59	59

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 450 and 451 shares issued in 2013 and 2012, respectively	—	—
Retained earnings	2,413	2,286
Accumulated other comprehensive income (loss)	(120)	(132)
Total Shareholders’ Equity – YUM! Brands, Inc.	2,293	2,154
Noncontrolling interests	65	99
Total Shareholders’ Equity	2,358	2,253
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,945	$9,013

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 29, 2012 (“2012 Form 10-K”).  Except as disclosed herein, there has been no material change in the information disclosed in our Consolidated Financial Statements included in the 2012 Form 10-K.

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

Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  Our subsidiaries operate on similar fiscal calendars except that China, India and certain other international subsidiaries operate on a monthly calendar, and thus never have a 53rd week, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  YRI closes one period earlier to facilitate consolidated reporting. During the quarter ended March 23, 2013 we eliminated the period lag that we previously used to facilitate the reporting of our India Division's results. Accordingly, the India Division results for the first quarter of 2013 include the months of January and February 2013. Due to the immateriality of the India Division's results we did not restate the prior year operating results for the elimination of this period lag and therefore the results for the first quarter of 2012 continue to include the months of December 2011 and January 2012.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2012 Form 10-K, our financial position as of March 23, 2013, and the results of our operations, comprehensive income and cash flows for the quarters ended March 23, 2013 and March 24, 2012. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior period to be comparable with the classification for the quarter ended March 23, 2013. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	3/23/2013	3/24/2012
Net Income – YUM! Brands, Inc.	$337	$458

Weighted-average common shares outstanding (for basic calculation)	455	465
Effect of dilutive share-based employee compensation	10	13
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	465	478
Basic EPS	$0.74	$0.99
Diluted EPS	$0.72	$0.96
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.5	1.9

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 23, 2013 and March 24, 2012, as indicated below.  All amounts exclude applicable transaction fees.

		Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2013		2012	2013		2012	2013
January 2011	June 2012	—		1,219	$—		$78	$—
November 2012	May 2014	1,198		—	78		—	875
Total		1,198	(a)	1,219	$78	(a)	$78	$875

(a)	Amount excludes the effect of $20 million in share repurchases (0.3 million shares) with trade dates prior to the 2012 fiscal year end but cash settlement dates subsequent to the 2012 fiscal year end.

Changes in accumulated other comprehensive income ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefit Plan Losses (a)	Net Unrealized Loss on Derivative Instruments	Total
Balance at December 29, 2012, net of tax	$166	$(286)	$(12)	$(132)

Amounts classified into OCI, net of tax	2	(7)	1	(4)

Amounts reclassified from accumulated OCI, net of tax	—	16	—	16

OCI, net of tax	2	9	1	12

Balance at March 23, 2013, net of tax	$168	$(277)	$(11)	$(120)

(a)
Amounts reclassified from accumulated OCI for pension and post-retirement benefit plan losses include amortization of net losses of $15 million, settlement charges of $10 million and the related income tax benefit of $9 million. See Note 10 Pension Benefits for further information.

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

Under the equity method of accounting, we previously reported our 27% share of the net income of Little Sheep as Other (income) expense in the Condensed Consolidated Statements of Income. Since we began consolidating, we have reported the results of operations for Little Sheep in the appropriate line items of our Condensed Consolidated Statement of Income.  We no longer report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner's ownership percentage is recorded as Net Income (loss) - noncontrolling interest. Little Sheep reports on a one month lag, and as a result, their consolidated results are included in the China Division from the beginning of the quarter ended June 16, 2012. The consolidation of Little Sheep increased China Division revenues and Operating Profit each by 4% for the quarter ended March 23, 2013.

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended
	3/23/2013	3/24/2012
China	$—	$(2)
YRI(a)	—	21
U.S.(b)	(17)	(45)
India	—	—
Worldwide	$(17)	$(26)

(a)
During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the United Kingdom ("UK"). During the quarter ended March 24, 2012 we recorded a loss of $21 million and a $4 million related income tax benefit due to the then planned refranchising of these restaurants.

(b)	In the quarters ended March 23, 2013 and March 24, 2012, U.S. Refranchising (gain) loss primarily relates to gains on the sales of Taco Bell restaurants.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below.

	Quarter ended March 23, 2013
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs (a)	$(1)	$—	$1	$—	$—
Store impairment charges	3	—	—	1	4
Closure and impairment (income) expenses	$2	$—	$1	$1	$4

	Quarter ended March 24, 2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs (a)	$—	$—	$(1)	$—	$(1)
Store impairment charges	1	1	—	—	2
Closure and impairment (income) expenses	$1	$1	$(1)	$—	$1

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

Note 5 - Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-2), that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of Accumulated OCI, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-2 is effective for fiscal years beginning after December 15, 2012. All necessary disclosures have been complied with in these Financial Statements.

Note 6 - Other (Income) Expense

	Quarter ended
	3/23/2013	3/24/2012
Equity income from investments in unconsolidated affiliates	$(7)	$(13)
Gain upon acquisition of Little Sheep	—	(74)
Foreign exchange net (gain) loss and other(a)	(1)	8
Other (income) expense	$(8)	$(79)

(a)	The quarter ended March 24, 2012 includes $6 million of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

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

	3/23/2013	12/29/2012
Accounts and notes receivable	$380	$313
Allowance for doubtful accounts	(12)	(12)
Accounts and notes receivable, net	$368	$301

Property, Plant and Equipment

	3/23/2013	12/29/2012
Property, plant and equipment, gross	$7,428	$7,389
Accumulated depreciation and amortization	(3,170)	(3,139)
Property, plant and equipment, net	$4,258	$4,250

Assets held for sale at March 23, 2013 and December 29, 2012 total $17 million and $56 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interests as of December 29, 2012	$99
Net Income (loss) – noncontrolling interests	(1)
Acquisition of Little Sheep store-level non-controlling interests	(15)
Dividends declared	(18)
Noncontrolling interests as of March 23, 2013	$65

Note 8 - Income Taxes

	Quarter ended
	3/23/2013	3/24/2012
Income taxes	$120	$147
Effective tax rate	26.4%	24.1%

Our effective tax rate was lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our effective tax rate for the quarter ended March 23, 2013 was higher than the prior year primarily due to lapping the impact of the $74 million gain recognized upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense.

On June 23, 2010, the Company received a Revenue Agent Report (RAR) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $230 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $35 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2012, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $130 million plus net interest to date of approximately $5 million.

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

The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	3/23/2013	3/24/2012
China	$1,151	$1,218
YRI	669	708
U.S.	695	800
India	20	17
	$2,535	$2,743

	Quarter ended
Operating Profit (loss)	3/23/2013	3/24/2012
China(a)	$154	$256
YRI	199	168
United States	165	158
India	(2)	1
Unallocated Occupancy and other(b)(e)	—	4
Unallocated and General and administrative expenses(e)	(46)	(42)
Unallocated Other income (expense)(c)(e)	—	74
Unallocated Refranchising gain (loss)(d)(e)	17	26
Operating Profit	$487	$645
Interest expense, net	(31)	(37)
Income Before Income Taxes	$456	$608

(a)	Includes equity income from investments in unconsolidated affiliates of $7 million and $13 million for the quarters ended March 23, 2013 and March 24, 2012, respectively.

(b)
Amounts represent depreciation reduction recognized as a result of our decisions to refranchise Company operated Pizza Hut dine-in restaurants in the UK (see Note 4) and Company operated KFC restaurants in the U.S.

(c)	Represents gain upon acquisition of Little Sheep of $74 million for the quarter ended March 24, 2012. See Note 4.

(d)
Includes U.S. refranchising gains of $17 million and $45 million for the quarters ended March 23, 2013 and March 24, 2012, respectively, and a loss of $21 million related to the planned refranchising of our Pizza Hut UK dine-in business for the quarter ended March 24, 2012. See Note 4.

(e)	Amounts have not been allocated to any segment for performance reporting purposes.

Note 10 - Pension Benefits

We sponsor noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from the other U.S. plan are paid by the Company as incurred.  During 2001, the plans covering our U.S. salaried employees were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.  We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the UK. During the quarter ended March 23, 2013, one of our UK plans was frozen such that existing participants can no longer earn future service credits. Our other UK plan was previously frozen to future service credits in 2011.

The components of net periodic benefit cost associated with our U.S. pension plans and significant international pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	3/23/2013	3/24/2012	3/23/2013	3/24/2012
Service cost	$5	$6	$—	$—
Interest cost	13	15	2	2
Expected return on plan assets	(14)	(16)	(3)	(2)
Amortization of net loss	14	15	1	—
Net periodic benefit cost	$18	$20	$—	$—

Additional loss (gain) recognized due to:
Settlement (a)	$10	$—	$—	$—
Curtailment (b)	$—	$—	$(5)	$—

(a)
Loss is a result of settlement transactions from a non-funded plan which exceeded the sum of annual service and interest costs for that plan. The loss was recorded in unallocated General and administrative expenses.

(b)	Gain is a result of terminating future service benefits for all participants in one of our UK plans. The gain was recorded in YRI's General and administrative expenses.

We made no contributions to the Plan during the quarter ended March 23, 2013. While we are not required to make any contributions to the Plan in 2013, we may choose to make additional discretionary contributions as part of our overall capital structure strategy. We do not anticipate making any significant contributions to any plan outside of the U.S. in 2013.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At March 23, 2013, our interest rate derivative instruments outstanding had notional amounts of $300 million and have been designated as fair value hedges of a portion of our debt.  These fair value hedges meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item.  At March 23, 2013, foreign currency forward contracts outstanding had a total notional amount of $533 million.

The fair values of derivatives designated as hedging instruments as of March 23, 2013 and December 29, 2012 were:

	3/23/2013	12/29/2012	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$22	$24	Other assets
Foreign Currency Forwards - Asset	2	—	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(5)	(5)	Accounts payable and other current liabilities
Total	$19	$19

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $20 million to Long-term debt at March 23, 2013 and as an addition of $22 million to Long-term debt at December 29, 2012.  During the quarters ended March 23, 2013 and March 24, 2012, Interest expense, net was reduced by $2 million and $4 million, respectively, for recognized gains on interest rate swaps.

Changes in fair value of derivative instruments:

	Quarter
	3/23/2013	3/24/2012
Beginning of Year Balance	$19	$34
Changes in fair value recognized into OCI	2	(5)
Changes in fair value recognized into income	(1)	2
Cash receipts	(1)	(7)
Ending Balance	$19	$24

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Accumulated OCI and reclassified into income from Accumulated OCI in the quarters ended March 23, 2013 and March 24, 2012:

	Quarter ended
	3/23/2013	3/24/2012
Gains (losses) recognized into Accumulated OCI, net of tax	$1	$(4)
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$—	$(3)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters ended March 23, 2013 and March 24, 2012.

Additionally, we had a net deferred loss of $11 million, net of tax, as of March 23, 2013 within Accumulated OCI due primarily to treasury locks and forward-starting interest rate swaps that were cash settled in prior years.  The majority of this loss arose from the 2007 settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being recognized in interest expense through 2037 consistent with interest payments made on the related Senior Unsecured Notes.  In the quarters ended March 23, 2013 and March 24, 2012, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At March 23, 2013, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the quarter ended March 23, 2013.

	Fair Value
	Level	3/23/2013	12/29/2012
Foreign Currency Forwards, net	2	$(3)	$(5)
Interest Rate Swaps, net	2	22	24
Other Investments	1	18	17
Total		$37	$36

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.   The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities where employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities in Other assets in our Condensed Consolidated Balance Sheets and their fair value was determined based on the closing market prices of the respective mutual funds as of March 23, 2013 and December 29, 2012.

At March 23, 2013 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.2 billion (Level 2), compared to their carrying value of $2.8 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Non-Recurring Fair Value Measurements

(Gains) losses recognized from all non-recurring fair value measurements during the quarters ended March 23, 2013 and March 24, 2012:

	Quarter ended
	March 23, 2013	March 24, 2012
Pizza Hut UK refranchising impairment (Level 2) (a)	$—	$20
Little Sheep acquisition gain (Level 2) (a)	—	(74)
Total	$—	$(54)

(a)	See Note 4 for further discussions of the Pizza Hut UK dine-in refranchising and the acquisition of Little Sheep.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2066.  As of March 23, 2013, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $750 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 23, 2013 was approximately $675 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at March 23, 2013 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants in the U.S. and, to a lesser extent, in connection with the Company’s refranchising programs.  We have provided guarantees of $37 million in support of the franchisee loan program at March 23, 2013.  Loans outstanding under the loan pool totaled $53 million at March 23, 2013 with an additional $27 million available for lending at March 23, 2013. We have determined that we are not required to consolidate this entity as we share the power to direct this entity's lending activity with other parties.

In addition to the guarantee program described above, YUM has provided guarantees of $54 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were approximately $70 million at March 23, 2013.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ loss exposures including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we self-insure the risks of loss up to defined maximum per occurrence retentions on a line-by-line basis.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially-determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of March 23, 2013 and December 29, 2012, we had liabilities recorded for self-insured property and casualty losses of $137 million and $142 million, respectively.

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

Beginning on January 24, 2013 four purported class actions were filed in the United States District Court for the Central District of California against the Company and certain of its executive officers. The complaints allege claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against defendants on behalf of a purported class of all persons who purchased or otherwise acquired the Company's publicly traded securities between October 9, 2012 and January 7, 2013, inclusive (the “class period”). Plaintiffs allege that during the class period, defendants purportedly made materially false and misleading statements concerning the Company's current and future business and financial condition, thereby inflating the prices at which the Company's securities traded. The complaints seek damages in an undefined amount. On March 25, 2013, two prospective lead plaintiffs filed motions seeking consolidation of the four actions, appointment as lead plaintiff, and approval of their selection of counsel. In addition, on March 26, 2013, the Company filed a motion to transfer venue to the United States District Court for the Western District of Kentucky. These motions are currently pending before the court. The Company denies liability and intends to vigorously defend against all claims in these complaints. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On January 24, 2013, a purported shareholder of the Company submitted a letter demanding that the board of directors initiate an investigation of alleged breaches of fiduciary duties by directors, officers and employees of the Company. The breaches of fiduciary duties are alleged to have arisen as a result of, among other alleged misconduct, the failure to implement proper controls in connection with the Company's purchases of poultry from suppliers to the Company's China operations.  Since that time, several similar additional letters by other purported shareholders have been submitted to the Company. Those letters have been referred to a committee of the Board of Directors for consideration.

On February 8, 2013, another purported shareholder of the Company filed a derivative action in the United States District Court for the Central District of California against various officers and directors of the Company asserting breaches of fiduciary duty in connection with an alleged scheme to mislead investors about the Company's growth prospects in China.  The shareholder plaintiff did not first submit a demand on the board of directors of the Company to bring this action as required under North Carolina law, and on February 13, 2013 the shareholder plaintiff requested voluntary dismissal of the complaint. The parties are awaiting the court's approval of this request. Following the request for voluntary dismissal, the shareholder also submitted a letter similar to the letters described in the previous paragraph.

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

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Taco Bell filed a motion to decertify the class in August 2011, and in July 2012, the court granted Taco Bell's motion to decertify the previously certified state law damages class but denied Taco Bell's motion to decertify the ADA injunctive relief class. On September 13, 2012, the court set a discovery and briefing schedule concerning the trials of the four individual plaintiffs' state law damages claims, which the court stated will be tried before holding further proceedings regarding the possible issuance of an injunction. On September 17, 2012, the court issued an order modifying its October 2011 Findings of Facts and Conclusions of Law deleting the statement that an injunction was warranted. Plaintiffs appealed that order. Briefing is complete, and a hearing has been scheduled for June 13, 2013.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. Further, Taco Bell intends to vigorously oppose plaintiffs' appeal. Taco Bell has taken steps to address potential architectural and structural compliance issues at the restaurants in accordance with applicable state and federal disability access laws. The costs associated with addressing these issues have not significantly impacted our results of operations. We have provided for a reasonable estimate of the possible loss relating to this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Financial Statements. A reasonable estimate of the amount of any possible loss or range of loss in excess of that currently provided for in our Financial Statements cannot be made at this time.

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

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. We have provided for a reasonable estimate of the possible loss relating to this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Financial Statements. A reasonable estimate of the amount of any possible loss or range of loss in excess of that currently provided for in our Financial Statements cannot be made at this time.
On July 27, 2012, a putative class action lawsuit, styled Agustine Castillo v. Taco Bell of America, LLC and Taco Bell Corp., was filed in the United States District Court for the Eastern District of New York. The plaintiff seeks to represent a nationwide class of salaried assistant general managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours worked in a week. The plaintiff also seeks to represent a statewide class of salaried assistant general managers who allegedly did not receive compensation for all hours worked. The plaintiff's counsel in this action is the same as plaintiffs' counsel in the Whittington lawsuit. On January 4, 2013, Taco Bell filed a motion to dismiss or stay the action. On March 18, 2013, the court granted Taco Bell's motion to dismiss as to the putative class. Thereafter, the three individually-named plaintiffs dismissed their individual actions, and the matter is finally closed.

We are engaged in various other legal proceedings and have certain unresolved claims pending, the ultimate liability for which, if any, cannot be determined at this time. However, based upon consultation with legal counsel, we are of the opinion that such proceedings and claims are not expected to have a material adverse effect, individually or in the aggregate, on our Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Note Regarding Forward-Looking Statements and our annual report on Form 10-K for the fiscal year ended December 29, 2012 (“2012 Form 10-K”).  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

•
The Company provides the percentage changes excluding the impact of foreign currency translation (“FX” or “Forex”).  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

•
System sales growth includes the results of all restaurants regardless of ownership, including Company-owned, franchise, unconsolidated affiliate and license restaurants that operate our concepts, except for non-company-owned restaurants for which we do not receive a sales-based royalty.  Sales of franchise, unconsolidated affiliate and license restaurants generate ongoing franchise and license fees for the Company (typically at a rate of 4% to 6% of sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit development.

•	Same-store sales is the estimated growth in system sales of all restaurants that have been open and in the YUM system one year or more.

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

Description of Business

YUM is the world’s largest quick-service restaurant ("QSR") company in terms of system restaurants, with over 39,000 restaurants in more than 130 countries and territories operating primarily under the KFC, Pizza Hut or Taco Bell brands.  The Company’s primary restaurant brands – KFC, Pizza Hut and Taco Bell – are the global leaders in the quick-service chicken, pizza and Mexican-style food categories, respectively.  Of the over 39,000 restaurants, 75% are operated by franchisees and unconsolidated affiliates, 20% are operated by the Company and 5% are operated by licensees.

YUM’s business consists of four reporting segments:  YUM China (“China” or “China Division”), YUM Restaurants International (“YRI” or “International Division”), United States (“U.S.” or "U.S. Division") and YUM Restaurants India ("India" or "India Division").  The China Division includes mainland China and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations.  The China Division, YRI and Taco Bell-U.S. now represent approximately 85% of the Company’s segment operating profits.

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

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via dividends and share repurchases.  The Company has one of the highest returns on invested capital in the QSR industry.  The Company’s dividend and share repurchase programs have returned over $2.8 billion and $7.8 billion to shareholders, respectively, since 2004.  The Company targets an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend at a double-digit percentage rate each year since first initiating a dividend in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual targets for the next several years.  Consistent with these ongoing earnings growth rates, in December 2012 we indicated our expectation of at least 10% EPS growth for 2013. We have subsequently lowered our 2013 full year expectations. See the China Poultry Supply Situation and Avian Flu section within the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for further discussion.

Quarter Ended March 23, 2013 Highlights

●	China Division sales and profits were significantly impacted by adverse publicity from the poultry supply situation that occurred in late December 2012.

●	Worldwide system sales grew 1%, prior to foreign currency translation, including 4% at Yum! Restaurants International (YRI) and 2% in the U.S. System sales declined 9% in China.

●	Same-store sales declined 20% in China. Same-store sales grew 1% at YRI and 2% in the U.S.

●	Total international development was 380 new restaurants; 88% of this development occurred in emerging markets.

●
Worldwide restaurant margin declined 2.7 percentage points to 15.9%, including a decline of 7.0 percentage points in China. Restaurant margin increased 1.4 percentage points at YRI and 2.4 percentage points in the U.S.

●	Worldwide operating profit declined 14%, prior to foreign currency translation, including a 41% decline in China. Operating profit grew 19% at YRI and 5% in the U.S.

●	Worldwide effective tax rate, prior to Special Items, decreased to 26.0% from 27.5%. The decrease in the tax rate positively impacted EPS growth by 2 percentage points.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended
	3/23/2013	3/24/2012	% B/(W)
Company sales	$2,099	$2,344	(10)
Franchise and license fees and income	436	399	9
Total revenues	$2,535	$2,743	(8)
Company restaurant profit	$333	$440	(24)

% of Company sales	15.9%	18.8%	(2.9)	ppts.

Operating Profit	$487	$645	(25)
Interest expense, net	31	37	16
Income tax provision	120	147	18
Net Income – including noncontrolling interests	$336	$461	(27)
Net Income (loss) – noncontrolling interests	(1)	3	NM
Net Income – YUM! Brands, Inc.	$337	$458	(27)

Diluted earnings per share (a)	$0.72	$0.96	(24)

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters ended March 23, 2013 and March 24, 2012 and/or could impact comparability with the remainder of our results in 2013 or beyond.  Certain of these factors were previously discussed in our 2012 Form 10-K.

Special Items

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results in 2013 and 2012 on a basis before Special Items.  Included in Special Items are the U.S. refranchising gain (loss), the gain upon acquisition of Little Sheep and the losses associated with the refranchising of the Pizza Hut UK dine-in business. Other Special Items Income (Expense) includes the depreciation reductions from Pizza Hut UK and KFC U.S. restaurants impaired upon our decision or offer to refranchise that remained Company stores for some or all of the periods presented and charges relating to U.S. G&A productivity initiatives and realignment of resources.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters ended March 23, 2013 and March 24, 2012 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended
	3/23/2013	3/24/2012
Detail of Special Items
U.S. Refranchising gain (loss)	$17	$45
Gain upon acquisition of Little Sheep	—	74
Loss associated with refranchising the Pizza Hut UK dine-in business	—	(21)
Other Special Items	—	3
Total Special Items Income (Expense)	17	101
Tax Benefit (Expense) on Special Items(a)	(6)	(7)
Special Items Income (Expense), net of tax	$11	$94
Average diluted shares outstanding	465	478
Special Items diluted EPS	$0.02	$0.20

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$470	$544
Special Items Income (Expense)	17	101
Reported Operating Profit	$487	$645

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.70	$0.76
Special Items EPS	0.02	0.20
Reported EPS	$0.72	$0.96

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	26.0%	27.5%
Impact on Tax Rate as a result of Special Items(a)	0.4%	(3.4)%
Reported Effective Tax Rate	26.4%	24.1%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Refranchising Gain (Loss)

In the quarters ended March 23, 2013 and March 24, 2012, we recorded net pre-tax refranchising gains of $17 million and $45 million, respectively, in the U.S., primarily related to Taco Bell. Refranchising activity is more fully discussed in Note 4 and the Store Portfolio Strategy Section of this MD&A.

Little Sheep Acquisition

On February 1, 2012 we acquired an additional 66% interest in Little Sheep for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%.  The acquisition was driven by our strategy to build leading brands across China in every significant category.  Prior to our acquisition of this additional interest, our 27% interest in Little Sheep was accounted for under the equity method of accounting.  As a result of the acquisition we obtained voting control of Little Sheep, and thus we began consolidating Little Sheep upon acquisition.  As required by GAAP, we remeasured our previously held 27% ownership in the entity, which had a recorded value of $107 million at the date of acquisition, at fair value based on Little Sheep's traded share price immediately prior to our offer to purchase the business and recognized a non-cash gain of $74 million, which resulted in no related income tax expense.

Under the equity method of accounting, we previously reported our 27% share of the net income of Little Sheep as Other (income) expense in the Condensed Consolidated Statements of Income. Since we began consolidating, we have reported the results of operations for Little Sheep in the appropriate line items of our Condensed Consolidated Statement of Income.  We no longer report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner's ownership percentage is recorded as Net Income (loss) - noncontrolling interest. Little Sheep reports on a one month lag and, as a result, their consolidated results are included in the China Division from the beginning of the quarter ended June 16, 2012. The consolidation of Little Sheep increased China Division Revenues and Operating Profit each by 4% for the quarter ended March 23, 2013.

Pizza Hut United Kingdom ("UK") Refranchising

During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the UK. The franchise agreement for these stores allows the franchisee to pay continuing franchise fees in the initial years of the agreement at a reduced rate. We agreed to allow the franchisee to pay these reduced fees in part as consideration for their assumption of lease liabilities related to underperforming stores that we anticipate they will close that were part of the refranchising. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront refranchising gain (loss). Accordingly, upon the closing of this refranchising in the fourth quarter of 2012, we recognized a loss of $53 million representing the estimated value of these reduced continuing fees. The associated deferred credit is being amortized into YRI's Franchise and license fees and income over the next 4 years, including $4 million in the quarter ended March 23, 2013. For the quarter ended March 23, 2013, the refranchising of the Pizza Hut UK dine-in restaurants decreased Company sales by 21% and increased Franchise and license fees and income and Operating Profit by 2% and 3%, respectively, for the YRI Division.

During the quarter ended March 24, 2012 we recorded a loss of $21 million and a $4 million related income tax benefit due to the then planned refranchising of the remaining Company-owned Pizza Hut UK dine-in restaurants.

China Poultry Supply Situation and Avian Flu
China Division same-store sales declined 20% for the quarter ended March 23, 2013, including a 24% decline at KFC China and a 2% decline in Pizza Hut Casual Dining. Our KFC China sales were, and continue to be, negatively impacted by intense media attention surrounding the poultry supply situation that occurred in China in late December 2012. The resulting sales de-leverage negatively impacted China Division restaurant margin by 7 percentage points, driving a decline in China Division Operating Profit of 41%, excluding the impact of foreign currency translation, for the quarter ended March 23, 2013.
Our China Division same-store sales improved in March 2013 (which is part of the China Division second quarter) compared to the first quarter, with March same-store sales declining 13%, including a 16% decline at KFC partially offset by 4% growth at Pizza Hut Casual Dining.   However, since the beginning of April, our China Division sales have been further negatively impacted by adverse publicity surrounding Avian Flu in China. We expect China Division same-store sales to decline about 30% for April, with significant negative same-store sales in KFC China and positive same-store sales for Pizza Hut Casual Dining.
Under the assumption that our China Division sales would recover from the poultry supply situation throughout the year and same-store sales would be positive in the fourth quarter of 2013, we previously estimated a mid-single digit percentage decline in YUM EPS prior to Special Items in 2013 versus 2012.

Due in large part to stronger-than-expected sales in China during the Chinese New Year holiday period in February, we reported an 8% decline in EPS before Special Items for the quarter ended March 23, 2013 versus our previous estimate of a 25% decline. However, as mentioned above, the recent impact of publicity associated with Avian Flu has negatively impacted our sales recovery. While prior instances of the impact of Avian Flu on sales at KFC China have been short-lived, we anticipate that the continued negative same-store sales at KFC China will result in a significant double-digit percentage decline in EPS before Special Items for our quarter ending June 15, 2013. This is expected to be the low point for the year-over-year EPS change for any quarter in 2013. It is difficult to forecast the timing and extent of any recovery given the continued volatility in our KFC China sales. However, we continue to estimate that our China Division same-stores sales will be positive in the fourth quarter of 2013. With this as our assumption, we continue to estimate that YUM EPS prior to Special Items for the full year will experience a mid-single digit percentage decline in 2013 as the stronger-than-expected results in the quarter ended March 23, 2013 are expected to be offset by the negative impact on results related to the publicity associated with Avian Flu.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our China Division by $2 million for the quarter ended March 23, 2013, while foreign currency exchange rates had a negligible impact to Operating profit in our YRI Division for the quarter ended March 23, 2013.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining or acquiring Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  Consistent with this strategy, 85 Company restaurants in the U.S. were sold to franchisees in the quarter ended March 23, 2013.

The following table summarizes our worldwide refranchising activities:

	Quarter ended
	3/23/2013	3/24/2012
Number of units refranchised	92	139
Refranchising proceeds, pre-tax	$81	$102
Refranchising (gain) loss, pre-tax	$(17)	$(26)

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline and Franchise and license expenses can increase over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A that we no longer incurred as a result of stores that were operated by us for all or some portion of the respective comparable period in 2012 and were no longer operated by us as of the last day of the respective current quarter.

The impact on Operating Profit arising from refranchising is the net of (a) the estimated reductions in Restaurant profit and G&A expenses and (b) the increase in franchise fees and expenses from the restaurants that have been refranchised.  The tables presented below reflect the impacts on Total revenues and on Operating Profit from stores that were operated by us for all or some portion of the respective prior year period and were no longer operated by us as of the last day of the respective current quarter.  In these tables, Decreased Company sales and Decreased Restaurant profit represents the amount of Company sales or Restaurant profit earned by the refranchised restaurants during the period we owned them in the prior year but did not own them in the current year.  Increased Franchise and license fees and income represents the franchise and license fees and rent income from the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year. Increased Franchise and license expenses represent primarily rent expense and depreciation where we continue to own or lease the underlying property for the refranchised restaurants that were recorded by the Company in the current year during periods in which the restaurants were Company stores in the prior year.

The following table summarizes the impact of refranchising on Total revenues as described above:

	Quarter ended 3/23/13
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(12)	$(105)	$(136)	$—	$(253)
Increased Franchise and license fees and income	1	5	9	—	15
Decrease in Total revenues	$(11)	$(100)	$(127)	$—	$(238)

The following table summarizes the impact of refranchising on Operating Profit as described above:

	Quarter ended 3/23/13
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(2)	$(4)	$(13)	$—	$(19)
Increased Franchise and license fees and income	1	5	9	—	15
Increased Franchise and license expenses	(1)	(1)	(1)	—	(3)
Decreased G&A	—	5	2	—	7
(Decrease) Increase in Operating Profit	$(2)	$5	$(3)	$—	$—

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (RAR) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $230 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $35 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2012, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $130 million plus net interest to date of approximately $5 million.

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

Restaurant Unit Activity

Worldwide	Franchisees	Company (a)	UnconsolidatedAffiliates	Total Excluding Licensees (a)
Beginning of year	28,608	7,578	660	36,846
New Builds	192	243	15	450
Acquisitions	(2)	2	—	—
Refranchising	92	(92)	—	—
Closures	(121)	(37)	(2)	(160)
Other	4	—	—	4
End of quarter	28,773	7,694	673	37,140
% of Total	77%	21%	2%	100%

China	Franchisees	Company (a)	UnconsolidatedAffiliates	Total Excluding Licensees
Beginning of year	519	4,547	660	5,726
New Builds	—	211	15	226
Acquisitions	—	—	—	—
Refranchising	2	(2)	—	—
Closures	(3)	(21)	(2)	(26)
Other	—	—	—	—
End of quarter	518	4,735	673	5,926
% of Total	9%	80%	11%	100%

YRI	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	13,322	1,178	—	14,500
New Builds	132	15	—	147
Acquisitions	(2)	2	—	—
Refranchising	5	(5)	—	—
Closures	(71)	(7)	—	(78)
Other	—	—	—	—
End of quarter	13,386	1,183	—	14,569
% of Total	92%	8%	—%	100%

United States	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	14,294	1,733	—	16,027
New Builds	55	15	—	70
Acquisitions	—	—	—	—
Refranchising	85	(85)	—	—
Closures	(43)	(8)	—	(51)
Other	4	—	—	4
End of quarter	14,395	1,655	—	16,050
% of Total	90%	10%	—%	100%

India	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees
Beginning of year	473	120	—	593
New Builds	5	2	—	7
Acquisitions	—	—	—	—
Refranchising	—	—	—	—
Closures	(4)	(1)	—	(5)
Other	—	—	—	—
End of quarter	474	121	—	595
% of Total	80%	20%	—%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,143, 125 and 2,018 licensed units, respectively, at March 23, 2013.  While there are no licensed units in China, we have excluded from the Worldwide and China totals 7 Company-owned units that are similar to licensed units. There are no licensed units in India. The units excluded offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information at this time.

System Sales Growth

The following table details the key drivers of system sales growth for each reportable segment for the quarter.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 3/23/13 vs. Quarter ended 3/24/12
	China(a)	YRI	U.S.	India(b)	Worldwide
Same-store sales growth (decline)	(20)%	1%	2%	(14)%	(3)%
Net unit growth and other	11	3	—	17	4
Foreign currency translation	1	—	N/A	(4)	—
% Change	(8)%	4%	2%	(1)%	1%
% Change, excluding forex	(9)%	4%	N/A	3%	1%

(a)	For the quarter ended March 23, 2013, net unit growth and other includes a 4% positive impact for China related to the acquisition of Little Sheep.

(b)
During the quarter ended March 23, 2013 we eliminated the period lag that we previously used to facilitate the reporting of our India Division's results. Accordingly, the India Division results for the first quarter of 2013 include the months of January and February 2013. Due to the immateriality of the India Division's results we did not restate the prior year operating results for the elimination of this period lag and therefore the results for the first quarter of 2012 continue to include the months of December 2011 and January 2012. Additionally, the table above compares these months. If we had compared January and February 2013 to January and February 2012, India Division system sales and same-store sales, would have been higher by 13% and 11%, respectively, excluding the impact of foreign currency translation, for the quarter ended March 23, 2013.

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

The impact on Company sales within the Other column primarily represents the impact of same-store sales. The impact on Cost of sales, Cost of labor and Occupancy and other within the Other column represents the impact of same-store sales, as well as the impact of changes in costs such as inflation/deflation. The impact on costs from same-store sales varies to the extent the same-store sales change is due to a change in pricing, the number of transactions or sales mix.

The dollar changes in Company sales and Restaurant profit were as follows:

China
	Quarter ended
Income / (Expense)	3/24/2012	Store Portfolio Actions	Other	FX	3/23/2013
Company sales	$1,199	$156	$(235)	$13	$1,133
Cost of sales	(413)	(49)	91	(4)	(375)
Cost of labor	(188)	(37)	(3)	(3)	(231)
Occupancy and other	(316)	(55)	36	(4)	(339)
Restaurant profit	$282	$15	$(111)	$2	$188
Restaurant Margin	23.6%				16.6%

In the quarter ended March 23, 2013, the increase in China Company sales and Restaurant profit associated with store portfolio actions was primarily driven by new unit development and the acquisition of Little Sheep, partially offset by restaurant closures.  Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales declines of 19% and wage rate inflation of 8%.

YRI
	Quarter ended
Income / (Expense)	3/24/2012	Store Portfolio Actions	Other	FX	3/23/2013
Company sales	$509	$(85)	$15	$5	$444
Cost of sales	(167)	19	(4)	(1)	(153)
Cost of labor	(130)	27	(1)	(1)	(105)
Occupancy and other	(150)	34	(8)	(2)	(126)
Restaurant profit	$62	$(5)	$2	$1	$60
Restaurant Margin	12.2%				13.6%

In the quarter ended March 23, 2013, the decrease in YRI Company sales associated with store portfolio actions was driven by the refranchising of our remaining Company-owned Pizza Hut UK dine-in restaurants in the fourth quarter of 2012, partially offset by new unit development. The decrease in YRI Restaurant profit associated with store portfolio actions was driven by the refranchising of our remaining Company-owned Pizza Hut UK dine-in restaurants in the fourth quarter of 2012. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 4%.

U.S.
	Quarter ended
Income / (Expense)	3/24/2012	Store Portfolio Actions	Other	3/23/2013
Company sales	$622	$(124)	$7	$505
Cost of sales	(182)	38	(1)	(145)
Cost of labor	(193)	40	2	(151)
Occupancy and other	(157)	35	(2)	(124)
Restaurant profit	$90	$(11)	$6	$85
Restaurant Margin	14.4%			16.8%

In the quarter ended March 23, 2013, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was primarily driven by refranchising, partially offset by new unit development.  Significant other factors impacting Company sales and/or Restaurant profit were same-store sales growth of 2%.

Franchise and License Fees and Income

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	3/23/2013	3/24/2012
China	$18	$19	(4)	(5)
YRI	225	199	13	13
U.S.	190	178	7	N/A
India	3	3	3	7
Worldwide	$436	$399	9	9

China Franchise and license fees and income for the quarter ended March 23, 2013, excluding the impact of foreign currency translation, decreased due to same-store sales declines partially offset by refranchising and new unit development.

YRI Franchise and license fees and income for the quarter ended March 23, 2013 increased due to new unit development, transfer and renewal fees from a major franchise ownership change and refranchising, primarily the Pizza Hut UK dine-in business.

U.S. Franchise and license fees and income for the quarter ended March 23, 2013 increased due to refranchising and new unit development.

General and Administrative Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	3/23/2013	3/24/2012
China	$55	$48	16	14
YRI	74	82	(11)	(11)
U.S.	94	96	(3)	N/A
India	4	4	31	36
Unallocated	46	42	11	N/A
Worldwide	$273	$272	—	—

China G&A expenses for the quarter ended March 23, 2013, excluding the impact of foreign currency translation, increased due to increased compensation costs due to higher headcount and wage inflation and additional G&A as a result of consolidating Little Sheep.

YRI G&A expenses for the quarter ended March 23, 2013 decreased due to the refranchising of our remaining Company-owned Pizza Hut UK dine-in restaurants in the fourth quarter of 2012 and a pension curtailment gain related to one of our UK plans.

U.S. G&A expenses for the quarter ended March 23, 2013 decreased due to refranchising.

Unallocated G&A expenses for the quarter ended March 23, 2013 increased due to a pension settlement charge of $10 million partially offset by lower meeting and convention costs and lower incentive compensation costs.

Franchise and License Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	3/23/2013	3/24/2012
China	$2	$1	51	49
YRI	12	10	9	8
U.S.	16	15	18	N/A
India	—	—	NM	NM
Worldwide	$30	$26	16	15

China Franchise and license expenses for the quarter ended March 23, 2013, excluding foreign currency translation, increased due to higher franchise-related rent expense and depreciation as a result of refranchising.
YRI Franchise and license expenses for the quarter ended March 23, 2013, excluding the impact of foreign currency translation, increased due to higher franchise-related rent expense and depreciation as a result of refranchising and new unit development.
U.S. Franchise and license expenses for the quarter ended March 23, 2013 increased due to higher franchise marketing costs and higher franchise-related rent expense and depreciation as a result of refranchising.

Worldwide Other (Income) Expense

	Quarter ended
	3/23/2013	3/24/2012
Equity income from investments in unconsolidated affiliates	$(7)	$(13)
Gain upon acquisition of Little Sheep(a)	—	(74)
Foreign exchange net (gain) loss and other(b)	(1)	8
Other (income) expense	$(8)	$(79)

(a)	See Note 4 for further discussion of the acquisition of Little Sheep.

(b)	The quarter ended March 24, 2012 includes $6 million of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the Closure and impairment (income) expenses and Refranchising (gain) loss by reportable operating segment.

Operating Profit

	Quarter ended
	3/23/2013	3/24/2012	% B/(W)
China	$154	$256	(40)
YRI	199	168	19
U.S.	165	158	5
India	(2)	1	NM
Unallocated and General and administrative expenses	(46)	(42)	(11)
Unallocated Occupancy and other	—	4	NM
Unallocated Other income (expense)	—	74	NM
Unallocated Refranchising gain (loss)	17	26	(35)
Operating Profit	$487	$645	(25)
China Operating margin	13.4%	21.0%	(7.6)	ppts.
YRI Operating margin	29.9%	23.7%	6.2	ppts.
U.S. Operating margin	23.7%	19.7%	4.0	ppts.
India Operating margin	(11.8)%	5.3%	(17.1)	ppts.

China Division Operating Profit decreased 40% in the quarter ended March 23, 2013, including a 1% favorable impact from foreign currency translation. Excluding foreign currency, the decrease was driven by the impact of a same store sales decline and higher restaurant operating costs, partially offset by the impacts of the Little Sheep acquisition and new unit development.
YRI Division Operating Profit increased 19% in the quarter ended March 23, 2013, including 11% due to the impacts of transfer and renewal fees from a major franchise ownership change, a pension curtailment gain and the effects of the fourth quarter 2012 Pizza Hut UK Dine-in refranchising. Other factors impacting YRI Operating Profit were the positive effects of same-store sales growth and new unit development, partially offset by higher restaurant operating costs. Foreign currency translation had a negligible impact on YRI operating profit for the quarter ended March 23, 2013.

U.S. Operating Profit increased 5% in the quarter ended March 23, 2013. The increase was driven by the impact of same store sales growth and new unit development, partially offset by the impacts of refranchising and closures.

Unallocated Other income (expense) for the quarter ended March 24, 2012 included a non-cash pre-tax gain of $74 million related to our acquisition of Little Sheep in the first quarter of 2012. See Note 4.

Unallocated Refranchising gain (loss) for the quarter ended March 24, 2012 included a $45 million pre-tax gain related to our U.S. refranchising and a pre-tax non-cash impairment charge of $20 million related to our decision to sell our Company-owned Pizza Hut UK dine-in restaurants. See Note 4.

Interest Expense, Net

	Quarter ended
	3/23/2013	3/24/2012	% B/(W)
Interest expense	$33	$40	18
Interest income	(2)	(3)	(44)
Interest expense, net	$31	$37	16

Interest expense, net decreased 16% for the quarter ended March 23, 2013 due to lower average borrowings outstanding compared to the prior quarter.

Income Taxes

	Quarter ended
	3/23/2013	3/24/2012
Income taxes	$120	$147
Effective tax rate	26.4%	24.1%

Our effective tax rate was lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our effective tax rate for the quarter ended March 23, 2013 was higher than the prior year primarily due to lapping the impact of the $74 million gain recognized upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense.

Consolidated Cash Flows

Net cash provided by operating activities was $401 million versus $473 million in 2012. The decrease was driven by lower operating profit before Special Items.

Net cash used in investing activities was $153 million versus $391 million in 2012. The decrease was primarily driven by lapping the acquisition of Little Sheep and release of related restricted cash. See Note 4.

Net cash used in financing activities was $259 million versus $188 million in 2012. The increase was driven by increased share repurchases and dividends.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of March 23, 2013 we also had approximately $1.2 billion in unused capacity under our revolving credit facility that expires in November 2017.

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

We currently have investment-grade ratings from Standard & Poor’s Rating Services (BBB) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets cost-effectively, if necessary.  Based on the amount and composition of our debt at March 23, 2013, which included no borrowings outstanding under our credit facility, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the quarter ended March 23, 2013, we invested $237 million in capital spending, including $144 million in China, $57 million in YRI, $30 million in the U.S., and $6 million in India.

In the quarter ended March 23, 2013, we repurchased shares for $78 million.  At March 23, 2013, we had remaining capacity to repurchase up to $875 million (excluding applicable transaction fees) of our outstanding Common Stock through May 2014 under the November 2012 authorization. See Note 3.

During the quarter ended March 23, 2013, we paid cash dividends of $151 million.  Additionally, on March 22, 2013 our Board of Directors approved a cash dividend of $0.335 per share of Common Stock, to be distributed on May 3, 2013 to shareholders of record at the close of business on April 12, 2013.  The Company is targeting an ongoing annual dividend payout ratio of 35% to 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017 and includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At March 23, 2013, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $63 million and no outstanding borrowings. The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at March 23, 2013 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2014 through 2037 and interest rates ranging from 2.38% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at March 23, 2013. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

Recently Adopted Accounting Pronouncements

See Note 5 for further details of recently adopted accounting pronouncements.

New Accounting Pronouncements Not Yet Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014, with early adoption permitted. We do not believe the adoption of this standard will have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 23, 2013 to the disclosures made in Item 7A of the Company’s 2012 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 23, 2013.

Cautionary Note Regarding Forward-Looking Statements

From time to time, in both written reports and oral statements, we present “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend all forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or performance.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected.  Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 and any additional Risk Factors in Part II, Item 1A of this report, (ii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 29, 2012 and (iii) the factors described in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 29, 2012.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of March 23, 2013 and the related condensed consolidated statements of income, comprehensive income and cash flows for the twelve weeks ended March 23, 2013 and March 24, 2012. These condensed consolidated financial statements are the responsibility of YUM's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 29, 2012, and the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity (deficit) for the fiscal year then ended (not presented herein); and in our report dated February 19, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
April 29, 2013

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends.   There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 23, 2013 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 1
12/30/12-1/26/13	—	N/A	—	$953

Period 2
1/27/13-2/23/13	742	$64.51	742	$905

Period 3
2/24/13-3/23/13	456	$65.67	456	$875
Total	1,198	$64.95	1,198	$875

In November 2012, our Board of Directors authorized share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended March 23, 2013 all share repurchases were made under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 10.7.2	YUM! Brands Pension Equalization Plan Amendment as effective January 1, 2012

	Exhibit 10.7.3	YUM! Brands Pension Equalization Plan Amendment as effective January 1, 2013

	Exhibit 10.9	Form of YUM! Brands, Inc. Change in Control Severance Agreement, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on 8-K filed on March 21, 2013.

	Exhibit 10.15.1	Form of YUM 1999 Long Term Incentive Plan Award Agreement (2013) (Stock Options)

	Exhibit 10.18.1	Form of YUM 1999 Long Term Incentive Plan Award Agreement (2013) (Stock Appreciation Rights)

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm).

	Exhibit 31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	April 29, 2013	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)