Form 10-Q
period 2013-06-15
YUM BRANDS INC
filed 2013-07-16
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 15, 2013

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

 The number of shares outstanding of the Registrant’s Common Stock as of July 10, 2013 was 446,225,089 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to Date
Revenues	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Company sales	$2,474	$2,762	$4,573	$5,106
Franchise and license fees and income	430	406	866	805
Total revenues	2,904	3,168	5,439	5,911
Costs and Expenses, Net
Company restaurant expenses
Food and paper	805	916	1,485	1,683
Payroll and employee benefits	590	623	1,080	1,136
Occupancy and other operating expenses	769	800	1,365	1,424
Company restaurant expenses	2,164	2,339	3,930	4,243
General and administrative expenses	333	346	606	618
Franchise and license expenses	34	26	64	52
Closures and impairment (income) expenses	6	4	10	5
Refranchising (gain) loss	(32)	(13)	(49)	(39)
Other (income) expense	9	(7)	1	(86)
Total costs and expenses, net	2,514	2,695	4,562	4,793
Operating Profit	390	473	877	1,118
Interest expense, net	32	38	63	75
Income Before Income Taxes	358	435	814	1,043
Income tax provision	82	102	202	249
Net Income – including noncontrolling interests	276	333	612	794
Net Income (loss) – noncontrolling interests	(5)	2	(6)	5
Net Income – YUM! Brands, Inc.	$281	$331	$618	$789

Basic Earnings Per Common Share	$0.62	$0.71	$1.36	$1.70

Diluted Earnings Per Common Share	$0.61	$0.69	$1.33	$1.65

Dividends Declared Per Common Share	$0.335	$0.285	$0.67	$0.57

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to Date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012

Net Income - including noncontrolling interests	$276	$333	$612	$794
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature	8	(33)	3	(20)
Tax (expense) benefit	(1)	2	6	—
Reclassification of currency translation adjustments into Net Income	—	—	—	3
Tax expense (benefit)	—	—	—	—
Net unrealized gains (losses) arising during the year on pension and post-retirement plans	8	—	—	—
Tax (expense) benefit	(3)	—	(2)	—
Reclassification of pension and post-retirement losses to Net Income	14	16	39	31
Tax expense (benefit)	(5)	(6)	(14)	(12)
Net unrealized gain (loss) on derivative instruments	1	1	2	—
Tax (expense) benefit	(1)	—	(1)	—
Other comprehensive income (loss), net of tax	21	(20)	33	2
Comprehensive Income - including noncontrolling interests	297	313	645	796
Comprehensive Income (loss) - noncontrolling interests	(3)	—	(4)	3
Comprehensive Income - YUM! Brands, Inc.	$300	$313	$649	$793

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/15/2013	6/16/2012
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$612	$794
Depreciation and amortization	300	285
Closures and impairment (income) expenses	10	5
Refranchising (gain) loss	(49)	(39)
Contributions to defined benefit pension plans	(3)	(43)
Gain upon acquisition of Little Sheep	—	(74)
Deferred income taxes	(5)	(10)
Equity income from investments in unconsolidated affiliates	(4)	(22)
Distributions of income received from unconsolidated affiliates	12	15
Excess tax benefits from share-based compensation	(24)	(46)
Share-based compensation expense	21	23
Changes in accounts and notes receivable	4	16
Changes in inventories	1	14
Changes in prepaid expenses and other current assets	(8)	(9)
Changes in accounts payable and other current liabilities	(229)	(118)
Changes in income taxes payable	62	70
Other, net	29	63
Net Cash Provided by Operating Activities	729	924

Cash Flows – Investing Activities
Capital spending	(472)	(406)
Proceeds from refranchising of restaurants	155	132
Acquisitions	(89)	(542)
Changes in restricted cash	—	300
Changes in short-term investments	2	(82)
Other, net	(6)	2
Net Cash Used in Investing Activities	(410)	(596)

Cash Flows – Financing Activities
Repayments of long-term debt	(4)	(15)
Short-term borrowings, more than three months, net	55	—
Repurchase shares of Common Stock	(329)	(289)
Excess tax benefits from share-based compensation	24	46
Employee stock option proceeds	11	22
Dividends paid on Common Stock	(301)	(262)
Other, net	(43)	(41)
Net Cash Used in Financing Activities	(587)	(539)
Effect of Exchange Rates on Cash and Cash Equivalents	(8)	(3)
Net Decrease in Cash and Cash Equivalents	(276)	(214)
Cash and Cash Equivalents - Beginning of Period	776	1,198
Cash and Cash Equivalents - End of Period	$500	$984

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	6/15/2013	12/29/2012
ASSETS
Current Assets
Cash and cash equivalents	$500	$776
Accounts and notes receivable, net	352	301
Inventories	319	313
Prepaid expenses and other current assets	238	272
Deferred income taxes	115	127
Advertising cooperative assets, restricted	81	136
Total Current Assets	1,605	1,925

Property, plant and equipment, net	4,252	4,250
Goodwill	1,110	1,034
Intangible assets, net	717	690
Investments in unconsolidated affiliates	29	72
Other assets	571	575
Deferred income taxes	480	467
Total Assets	$8,764	$9,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,739	$2,036
Income taxes payable	102	97
Short-term borrowings	68	10
Advertising cooperative liabilities	81	136
Total Current Liabilities	1,990	2,279

Long-term debt	2,918	2,932
Other liabilities and deferred credits	1,512	1,490
Total Liabilities	6,420	6,701

Redeemable noncontrolling interest	59	59

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 447 and 451 shares issued in 2013 and 2012, respectively	—	—
Retained earnings	2,324	2,286
Accumulated other comprehensive income (loss)	(101)	(132)
Total Shareholders’ Equity – YUM! Brands, Inc.	2,223	2,154
Noncontrolling interests	62	99
Total Shareholders’ Equity	2,285	2,253
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,764	$9,013

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

At the beginning of fiscal 2013, we eliminated the period lag that we previously used to facilitate the reporting of our India Division's results. Accordingly, the India Division's 2013 second quarter results include the months of March through May 2013 and the 2013 year to date results include the months of January through May 2013. Due to the immateriality of the India Division's results we did not restate the prior year operating results for the elimination of this period lag and therefore the 2012 second quarter results continue to include the months of February through April 2012 and the 2012 year to date results include the months of December 2011 through April 2012.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2012 Form 10-K, our financial position as of June 15, 2013, and the results of our operations and comprehensive income for the quarters and years to date ended June 15, 2013 and June 16, 2012, and cash flows for the years to date ended June 15, 2013 and June 16, 2012. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended June 15, 2013. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Net Income – YUM! Brands, Inc.	$281	$331	$618	$789

Weighted-average common shares outstanding (for basic calculation)	454	465	454	465
Effect of dilutive share-based employee compensation	10	12	10	13
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	464	477	464	478
Basic EPS	$0.62	$0.71	$1.36	$1.70
Diluted EPS	$0.61	$0.69	$1.33	$1.65
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	6.0	3.5	5.2	2.7

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 15, 2013 and June 16, 2012, as indicated below.  All amounts exclude applicable transaction fees.

		Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2013		2012	2013		2012	2013
January 2011	June 2012	—		2,787	$—		$188	$—
November 2011	May 2013	—		1,528	—		101	—
November 2012	May 2014	4,778		—	324		—	629
Total		4,778	(a)	4,315	$324	(a)	$289	$629

(a)
Amount excludes the effect of $20 million in share repurchases (0.3 million shares) with trade dates prior to the 2012 fiscal year end but cash settlement dates subsequent to the 2012 fiscal year end and includes the effect of $15 million in share repurchases (0.2 million shares) with trade dates prior to June 15, 2013 but cash settlement dates subsequent to June 15, 2013.

Changes in accumulated other comprehensive income ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefit Plan Losses (a)	Net Unrealized Loss on Derivative Instruments	Total
Balance at December 29, 2012, net of tax	$166	$(286)	$(12)	$(132)

Amounts classified into OCI, net of tax	7	(2)	6	11

Amounts reclassified from accumulated OCI, net of tax	—	25	(5)	20

OCI, net of tax	7	23	1	31

Balance at June 15, 2013, net of tax	$173	$(263)	$(11)	$(101)

(a)
Amounts reclassified from accumulated OCI for pension and post-retirement benefit plan losses include amortization of net losses of $28 million, settlement charges of $10 million, amortization of prior service cost of $1 million and the related income tax benefit of $14 million. See Note 10 Pension Benefits for further information.

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

Turkey Restaurant Acquisition

In April 2013, we acquired 65 KFC and 41 Pizza Hut restaurants from an existing franchisee in Turkey for $86 million of cash and a potential payment of up to $19 million to be made in 2016 based on results of the business through 2015.

We recognized $85 million of goodwill for the value expected to be generated from the acquisition, primarily through net unit development. The goodwill is not expected to be deductible for income tax purposes and has been allocated to the YRI operating segment.

The impact of consolidating this business on all line-items within our Condensed Consolidated Statement of Income was insignificant for the quarter and year to date ended June 15, 2013. The proforma impact on our results of operations if the acquisition had been completed as of the beginning of 2012 would not have been significant.

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended		Year to date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
China	$(1)	$(2)	$(1)	$(4)
YRI(a)	(3)	(2)	(3)	19
U.S.(b)	(28)	(9)	(45)	(54)
India	—	—	—	—
Worldwide	$(32)	$(13)	$(49)	$(39)

(a)
During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the United Kingdom ("UK"). During the year to date ended June 16, 2012 we recorded losses of $23 million due to the then planned refranchising of these restaurants.

(b)	In the quarters and years to date ended June 15, 2013 and June 16, 2012, U.S. Refranchising (gain) loss primarily relates to gains on the sales of Taco Bell restaurants.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below.

	Quarter ended June 15, 2013
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs (a)	$(2)	$—	$(1)	$—	$(3)
Store impairment charges	8	—	1	—	9
Closure and impairment (income) expenses	$6	$—	$—	$—	$6

	Quarter ended June 16, 2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs (a)	$(2)	$(2)	$(1)	$—	$(5)
Store impairment charges	4	1	4	—	9
Closure and impairment (income) expenses	$2	$(1)	$3	$—	$4

	Year to date ended June 15, 2013
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(3)	$—	$—	$—	$(3)
Store impairment charges	11	—	1	1	13
Closure and impairment (income) expenses	$8	$—	$1	$1	$10

	Year to date ended June 16, 2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(2)	$(2)	$(2)	$—	$(6)
Store impairment charges	5	2	4	—	11
Closure and impairment (income) expenses	$3	$—	$2	$—	$5

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

Note 6 - Other (Income) Expense

	Quarter ended		Year to date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Equity (income) loss from investments in unconsolidated affiliates	$3	$(9)	$(4)	$(22)
Gain upon acquisition of Little Sheep	—	—	—	(74)
Foreign exchange net (gain) loss and other(a)	6	2	5	10
Other (income) expense	$9	$(7)	$1	$(86)

(a)	The year to date ended June 16, 2012 includes $6 million of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

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

	6/15/2013	12/29/2012
Accounts and notes receivable	$365	$313
Allowance for doubtful accounts	(13)	(12)
Accounts and notes receivable, net	$352	$301

Property, Plant and Equipment

	6/15/2013	12/29/2012
Property, plant and equipment, gross	$7,477	$7,389
Accumulated depreciation and amortization	(3,225)	(3,139)
Property, plant and equipment, net	$4,252	$4,250

Assets held for sale at June 15, 2013 and December 29, 2012 total $32 million and $56 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling Interests
Balance as of December 29, 2012	$99
Net Income (loss) – noncontrolling interests	(6)
Acquisition of Little Sheep store-level non-controlling interests	(15)
Dividends declared	(18)
Cumulative translation adjustment arising during the period	2
Balance as of June 15, 2013	$62

Note 8 - Income Taxes

	Quarter ended		Year to date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Income taxes	$82	$102	$202	$249
Effective tax rate	22.7%	23.7%	24.8%	23.9%

Our effective tax rate was lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our second quarter effective tax rate was lower than the prior year primarily due to the favorable impact of the resolution of uncertain tax positions in certain tax jurisdictions.

Year to date, our effective tax rate was higher than the prior year due to lapping the positive impact of the one-time $74 million gain recognized upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense. This was partially offset by the favorable impact of the resolution of uncertain tax positions in certain tax jurisdictions.

On June 23, 2010, the Company received a Revenue Agent Report (RAR) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $235 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $35 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2012, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $130 million plus net interest to date of approximately $5 million.

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

The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	6/15/2013	6/16/2012	6/15/2013	6/16/2012
China	$1,449	$1,556	$2,600	$2,774
YRI	713	770	1,382	1,478
U.S.	709	818	1,404	1,618
India	33	24	53	41
	$2,904	$3,168	$5,439	$5,911

	Quarter ended		Year to date
Operating Profit (loss)	6/15/2013	6/16/2012	6/15/2013	6/16/2012
China(a)	$68	$182	$222	$438
YRI	163	150	362	318
United States	173	166	338	324
India	(4)	(2)	(6)	(1)
Unallocated Occupancy and other(b)(e)	—	5	—	9
Unallocated and General and administrative expenses(e)	(41)	(41)	(87)	(83)
Unallocated Other income (expense)(c)(e)	(1)	—	(1)	74
Unallocated Refranchising gain (loss)(d)(e)	32	13	49	39
Operating Profit	$390	$473	$877	$1,118
Interest expense, net	(32)	(38)	(63)	(75)
Income Before Income Taxes	$358	$435	$814	$1,043

(a)
Includes equity loss from investments in unconsolidated affiliates of $3 million for the quarter ended June 15, 2013 and equity income from investments in unconsolidated affiliates of $9 million for the quarter ended June 16, 2012. Includes equity income from investments in unconsolidated affiliates of $4 million and $22 million for the years to date ended June 15, 2013 and June 16, 2012, respectively.

(b)
Amounts represent depreciation reduction as a result of impairment losses recognized related to our decisions to refranchise Company operated Pizza Hut dine-in restaurants in the UK (see Note 4) and Company operated KFC restaurants in the U.S.

(c)	Represents gain upon acquisition of Little Sheep of $74 million for the year to date ended June 16, 2012. See Note 4.

(d)
Includes U.S. refranchising gains of $28 million and $9 million for the quarters ended June 15, 2013 and June 16, 2012, respectively. Includes U.S. refranchising gains of $45 million and $54 million for the years to date ended June 15, 2013 and June 16, 2012, respectively, and losses of $23 million related to the planned refranchising of our Pizza Hut UK dine-in business for the year to date ended June 16, 2012. See Note 4.

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant international pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Service cost	$5	$6	$—	$1
Interest cost	12	15	2	2
Expected return on plan assets	(13)	(16)	(2)	(3)
Amortization of net loss	12	14	—	—
Amortization of prior service cost	1	—	—	—
Net periodic benefit cost	$17	$19	$—	$—

Additional loss (gain) recognized due to:
Settlement	$—	$—	$—	$—
Curtailment	$—	$—	$—	$—

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Service cost	$10	$12	$—	$1
Interest cost	25	30	4	4
Expected return on plan assets	(27)	(32)	(5)	(5)
Amortization of net loss	26	29	1	—
Amortization of prior service cost	1	—	—	—
Net periodic benefit cost	$35	$39	$—	$—

Additional loss (gain) recognized due to:
Settlement (a)	$10	$—	$—	$—
Curtailment (b)	$—	$—	$(5)	$—

(a)
Loss is a result of settlement transactions from a non-funded plan which exceeded the sum of annual service and interest costs for that plan. The loss was recorded in unallocated General and administrative expenses.

(b)	Gain is a result of terminating future service benefits for all participants in one of our UK plans. The gain was recorded in YRI's General and administrative expenses.

We made no contributions to the Plan during the year to date ended June 15, 2013. While we are not required to make any contributions to the Plan in 2013, we may choose to make additional discretionary contributions as part of our overall capital structure strategy. We do not anticipate making any significant contributions to any plan outside of the U.S. in 2013.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At June 15, 2013, our interest rate derivative instruments outstanding had notional amounts of $300 million and have been designated as fair value hedges of a portion of our debt.  These fair value hedges meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item.  At June 15, 2013, foreign currency forward contracts outstanding had a total notional amount of $493 million.

The fair values of derivatives designated as hedging instruments as of June 15, 2013 and December 29, 2012 were:

	6/15/2013	12/29/2012	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$20	$24	Other assets
Foreign Currency Forwards - Asset	5	—	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(1)	(5)	Accounts payable and other current liabilities
Total	$24	$19

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $18 million to Long-term debt at June 15, 2013 and as an addition of $22 million to Long-term debt at December 29, 2012.  During the quarter and year to date ended June 15, 2013, Interest expense, net was reduced by $2 million and $4 million, respectively, for recognized gains on interest rate swaps. During the quarter and year to date ended June 16, 2012, Interest expense, net was reduced by $4 million and $8 million, respectively, for recognized gains on these interest rate swaps.

Changes in fair value of derivative instruments:

	Year to date
	6/15/2013	6/16/2012
Beginning of Year Balance	$19	$34
Changes in fair value recognized into OCI	9	11
Changes in fair value recognized into income	(1)	4
Cash receipts	(3)	(8)
Ending Balance	$24	$41

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Accumulated OCI and reclassified into income from Accumulated OCI in the quarters and years to date ended June 15, 2013 and June 16, 2012:

	Quarter ended		Year to date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Gains (losses) recognized into Accumulated OCI, net of tax	$5	$11	$6	$7
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$5	$10	$5	$7

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statements of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters and years to date ended June 15, 2013 and June 16, 2012.

Additionally, we had a net deferred loss of $11 million, net of tax, as of June 15, 2013 within Accumulated OCI due primarily to treasury locks and forward-starting interest rate swaps that were cash settled in prior years.  The majority of this loss arose from the 2007 settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being recognized in interest expense through 2037 consistent with interest payments made on the related Senior Unsecured Notes.  In the quarters and years to date ended June 15, 2013 and June 16, 2012, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At

June 15, 2013, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Measurements

At June 15, 2013 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.2 billion (Level 2), compared to their carrying value of $2.8 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the year to date ended June 15, 2013.

	Fair Value
	Level	6/15/2013	12/29/2012
Foreign Currency Forwards, net	2	$4	$(5)
Interest Rate Swaps, net	2	20	24
Other Investments	1	19	17
Total		$43	$36

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.   The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities where employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities within Other assets on our Condensed Consolidated Balance Sheets and their fair value was determined based on the closing market prices of the respective mutual funds as of June 15, 2013 and December 29, 2012.

Non-Recurring Fair Value Measurements

(Gains) losses recognized from all non-recurring fair value measurements during the quarters and years to date ended June 15, 2013 and June 16, 2012:

	Quarter ended
	June 15, 2013	June 16, 2012
Restaurant-level impairment (Level 3)	$5	$6
Total	$5	$6

	Year to date
	June 15, 2013	June 16, 2012
Restaurant-level impairment (Level 3)	$5	$6
Refranchising related impairment - Pizza Hut UK (Level 2) (a)	—	20
Little Sheep acquisition gain (Level 2) (a)	—	(74)
Total	$5	$(48)

(a)	See Note 4 for further discussions of Pizza Hut UK dine-in refranchising and the acquisition of Little Sheep.

Restaurant-level impairment charges are recorded in Closures and impairment (income) expenses and resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). The remaining net book value of these assets measured at fair value as of June 15, 2013 and June 16, 2012 subsequent to these impairments was not significant.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2066.  As of June 15, 2013, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $750 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 15, 2013 was approximately $675 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at June 15, 2013 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants in the U.S. and, to a lesser extent, in connection with the Company’s refranchising programs.  We have provided guarantees of $37 million in support of the franchisee loan program at June 15, 2013.  Loans outstanding under the loan pool totaled $50 million at June 15, 2013 with an additional $30 million available for lending at June 15, 2013. We have determined that we are not required to consolidate this entity as we share the power to direct this entity's lending activity with other parties.

In addition to the guarantee program described above, YUM has provided guarantees of $52 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were approximately $65 million at June 15, 2013.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ loss exposures including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we self-insure the risks of loss up to defined maximum per occurrence retentions on a line-by-line basis.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially-determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of June 15, 2013 and December 29, 2012, we had liabilities recorded for self-insured property and casualty losses of $134 million and $142 million, respectively.

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

Due to the inherent volatility of actuarially-determined property and casualty loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material to our growth in quarterly and annual Net Income - YUM! Brands, Inc.  We believe that we have recorded reserves for property and casualty losses at a level which has substantially mitigated the potential negative impact of adverse developments and/or volatility.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

Beginning on January 24, 2013, four purported class actions were filed in the U.S. District Court for the Central District of California against the Company and certain of its executive officers. The complaints allege claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of all persons who purchased or otherwise acquired the Company's publicly traded securities between October 9, 2012 and January 7, 2013 (the “class period”). Plaintiffs allege that during the class period, defendants purportedly made materially false and misleading statements concerning the Company's current and future business and financial condition, thereby inflating the prices at which the Company's securities traded. The complaints seek damages in an undefined amount. On March 25, 2013, two prospective lead plaintiffs filed motions seeking consolidation of the four actions, appointment as lead plaintiff, and approval of their selection of counsel. In addition, on March 26, 2013, the Company filed a motion to transfer venue to the U.S. District Court for the Western District of Kentucky. On May 1, 2013, the court granted: (1) the Company's motion to transfer and (2) Frankfurt Trust Investment GMBH's motions to be appointed lead plaintiff, for consolidation of the cases and for approval of its selection of class counsel. The cases pending in the U.S. District Court for the Central District of California were therefore closed, and the consolidated case is now pending in the U.S. District Court for the Western District of Kentucky. The Company denies liability and intends to vigorously defend against all claims in these complaints. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On January 24, 2013, a purported shareholder of the Company (Bert Bauman) submitted a letter demanding that the board of directors initiate an investigation of alleged breaches of fiduciary duties by directors, officers and employees of the Company. The breaches of fiduciary duties are alleged to have arisen primarily as a result of the failure to implement proper controls in connection with the Company's purchases of poultry from suppliers to the Company's China operations. Since that time, similar letters by other purported shareholders have been submitted. Those letters have been referred to a committee of the Board of Directors for consideration. Mr. Bauman subsequently filed a putative derivative action in Kentucky state court as described below.

On February 8, 2013, another purported shareholder of the Company (Jennifer Zona) filed a putative derivative action in the U.S. District Court for the Central District of California against various officers and directors of the Company asserting breaches of fiduciary duty in connection with an alleged scheme to mislead investors about the Company's growth prospects in China. The shareholder plaintiff did not first submit a demand on the board of directors of the Company to bring this action as required under North Carolina law, and on February 13, 2013, the shareholder plaintiff requested voluntary dismissal of the complaint. The case has been designated as “closed” on the court's docket. Ms. Zona subsequently submitted a letter similar to the letters described in the prior paragraph and later filed an action in Federal court in Kentucky as described below.

On May 9, 2013, Mr. Bauman filed a putative derivative action in Jefferson Circuit Court, Commonwealth of Kentucky against various officers and directors of the Company asserting breaches of fiduciary duty in connection with an alleged failure to implement proper controls in the Company's purchases of poultry from suppliers to the Company's China operations and with an alleged scheme to mislead investors about the Company's growth prospects in China. This action is currently stayed pending the completion of the consideration and inquiry of the committee of the Board of Directors. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On May 21, 2013, Ms. Zona filed a putative derivative action in the U.S. District Court for the Western District of Kentucky against various officers and directors of the Company asserting claims similar to those asserted by Mr. Bauman. The parties submitted a motion to reassign the case to the same judge that the securities class action is before, which was granted on June 18, 2013. Defendants' answers or responsive pleadings are due on August 9, 2013. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

On September 28, 2009, a putative class action styled Marisela Rosales v. Taco Bell Corp. was filed in Orange County Superior Court. The plaintiff, a former Taco Bell crew member, alleges that Taco Bell failed to timely pay her final wages upon termination and seeks restitution and late payment penalties on behalf of herself and similarly situated employees. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell filed a motion to dismiss, stay or transfer the case to the same district court as the In Re Taco Bell Wage and Hour Actions case. The state court granted Taco Bell's motion to stay the Rosales case on May 28, 2010. After the September 2011 denial of class certification in the In Re Taco Bell Wage and Hour Actions, the court granted plaintiff leave to amend her lawsuit, which plaintiff filed and served on January 4, 2012. Taco Bell filed its responsive pleading on February 8, 2012, and plaintiff has since filed two additional amended complaints. On May 22, 2013, the parties agreed to settle this matter. The parties are in the process of submitting the settlement to the court for approval. The costs associated with the settlement were not material.

On December 17, 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the U.S. District Court for the Northern District of California styled Moeller, et al. v. Taco Bell Corp. On August 4, 2003, plaintiffs filed an amended complaint alleging, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 200 Company-owned restaurants in California accessible to the class. Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class. Plaintiffs contend that there may be in excess of 100,000 individuals in the class. In February 2004, the District Court granted plaintiffs' motion for class certification. The class included claims for injunctive relief and minimum statutory damages.

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

Taco Bell filed a motion to decertify the class in August 2011, and in July 2012, the court granted Taco Bell's motion to decertify the previously certified state law damages class but denied Taco Bell's motion to decertify the ADA injunctive relief class. On September 13, 2012, the court set a discovery and briefing schedule concerning the trials of the four individual plaintiffs' state law damages claims, which the court stated will be tried before holding further proceedings regarding the possible issuance of an injunction. On September 17, 2012, the court issued an order modifying its October 2011 Findings of Facts and Conclusions of Law deleting the statement that an injunction was warranted. Plaintiffs appealed that order, and on June 24, 2013 the Ninth Circuit Court of Appeals dismissed plaintiff's appeal.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. Taco Bell has taken steps to address potential architectural and structural compliance issues at the restaurants in accordance with applicable state and federal disability access laws. The costs associated with addressing these issues have not significantly impacted our results of operations. We have provided for a reasonable estimate of the possible loss relating to this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements. A reasonable estimate of the amount of any possible loss or range of loss in excess of that currently provided for in our Condensed Consolidated Financial Statements cannot be made at this time.

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the U.S. District Court for the District of Colorado. The complaint alleged that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law. On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers. However, on March 11, 2010, the court granted Pizza Hut's pending motion to dismiss for failure to state a claim, with leave to amend. On March 31, 2010, plaintiffs filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserted state-law class action claims under the laws of sixteen different states. Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time. On August 9, 2010, the court granted plaintiffs' motion to amend. Pizza Hut filed another motion to dismiss the Second Amended Complaint. On July 15, 2011, the Court granted Pizza Hut's motion with respect to plaintiffs' state law claims but allowed the FLSA claims to go forward. Plaintiffs filed their Motion for Conditional Certification on August 31, 2011, and the Court granted plaintiffs' motion April 21, 2012. The opt-in period closed on August 23, 2012, and the parties are working to finalize the list of opt-ins. The final number has yet to be determined but is expected to be approximately 6,000.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the U.S. District Court for the District of Colorado. The plaintiff seeks to represent a nationwide class, with the exception of California, of salaried assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours worked in a week. The Company has been dismissed from the case without prejudice. Taco Bell filed its answer on September 20, 2010, and the parties commenced class discovery. On September 16, 2011, plaintiffs filed their motion for conditional certification under the FLSA. The court heard plaintiffs' motion for conditional certification under the FLSA on January 10, 2012, granted conditional certification and ordered the notice of the opt-in class be sent to the putative class members. Approximately 488 individuals submitted opt-in forms. On June 14, 2013, the parties agreed to settle this matter. The parties are in the process of submitting the settlement to the court for approval. The costs associated with the settlement were not material.

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

Drive Aggressive International Expansion and Build Strong Brands Everywhere – Outside the U.S. and China the Company and its franchisees opened over 1,000 new restaurants in 2012, representing 13 straight years of opening over 700 restaurants, and the Company is one of the leading international retail developers in terms of units opened.  The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including India, France, Germany, Russia and across Africa.  As of the year ended 2012, the International Division’s Operating Profit has experienced a 10-year compound annual growth rate of 12%.  Our ongoing earnings growth model for YRI includes Operating Profit growth of 10% driven by 3-4% unit growth, system sales growth of 6%, at least 2-3% same-store sales growth, margin improvement and leverage of our G&A infrastructure.

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

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders through dividends and share repurchases.  The Company has one of the highest returns on invested capital in the QSR industry.  The Company’s dividend and share repurchase programs have returned over $3.0 billion and $8.0 billion to shareholders, respectively, since 2004.  The Company targets an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend at a double-digit percentage rate each year since first initiating a dividend in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual targets for the next several years.  Consistent with these ongoing earnings growth rates, in December 2012 we indicated our expectation of at least 10% EPS growth for 2013. We subsequently lowered our 2013 full year expectations in February 2013. See the China Poultry Supply Incident and Avian Flu section within the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for further discussion.

Quarter Ended June 15, 2013 Highlights

●	Worldwide system sales grew 1%, prior to foreign currency translation, including 6% at YRI and 2% in the U.S. System sales declined 12% in China.

●
China Division sales and profits were significantly impacted by adverse publicity surrounding Avian flu, as well as the residual effect of the December poultry supply incident. See our 2012 Form 10-K for further discussion of the December poultry supply incident.

●	Same-store sales declined 20% in China. Same-store sales grew 1% at YRI and 1% in the U.S.

●	Total international development was 315 new restaurants; 76% of this development occurred in emerging markets.

●
Worldwide restaurant margin declined 2.7 percentage points to 12.5%, including a decline of 5.0 percentage points in China. Restaurant margin increased 0.8 percentage points at YRI and 0.8 percentage points in the U.S.

●	Worldwide operating profit declined 20%, prior to foreign currency translation, including a 63% decline in China. Operating profit grew 12% at YRI and 4% in the U.S.

●	Worldwide effective tax rate, prior to Special Items, decreased to 22.1% from 23.9%. The decrease in the tax rate positively impacted year-over-year EPS results by 2 percentage points.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended				Year to date
	6/15/2013	6/16/2012	% B/(W)		6/15/2013	6/16/2012	% B/(W)
Company sales	$2,474	$2,762	(10)		$4,573	$5,106	(10)
Franchise and license fees and income	430	406	6		866	805	8
Total revenues	$2,904	$3,168	(8)		$5,439	$5,911	(8)
Company restaurant profit	$310	$423	(27)		$643	$863	(26)

% of Company sales	12.5%	15.3%	(2.8)	ppts.	14.0%	16.9%	(2.9)	ppts.

Operating Profit	$390	$473	(17)		$877	$1,118	(22)
Interest expense, net	32	38	13		63	75	15
Income tax provision	82	102	21		202	249	19
Net Income – including noncontrolling interests	$276	$333	(17)		$612	$794	(23)
Net Income (loss) – noncontrolling interests	(5)	2	NM		(6)	5	NM
Net Income – YUM! Brands, Inc.	$281	$331	(15)		$618	$789	(22)

Diluted earnings per share (a)	$0.61	$0.69	(13)		$1.33	$1.65	(19)

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended June 15, 2013 and June 16, 2012 and/or could impact comparability with the remainder of our results in 2013 or beyond.  Certain of these factors were previously discussed in our 2012 Form 10-K.

Special Items

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results in 2013 and 2012 on a basis before Special Items.  Included in Special Items are the U.S. refranchising gain (loss), the gain upon acquisition of Little Sheep and the losses associated with the refranchising of the Pizza Hut UK dine-in business. Other Special Items Income (Expense) in 2012 includes the depreciation reductions from Pizza Hut UK and KFC U.S. restaurants impaired upon our decision or offer to refranchise that remained Company stores for some or all of the periods presented, gains from real estate sales related to our previously refranchised Mexico business and charges relating to U.S. G&A productivity initiatives and realignment of resources.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters and years to date ended June 15, 2013 and June 16, 2012 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended		Year to date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Detail of Special Items
U.S. Refranchising gain (loss)	$28	$9	$45	$54
Gain upon acquisition of Little Sheep	—	—	—	74
Losses associated with refranchising the Pizza Hut UK dine-in business	—	(2)	—	(23)
Other Special Items	—	7	—	10
Total Special Items Income (Expense)	28	14	45	115
Tax Benefit (Expense) on Special Items(a)	(9)	(2)	(15)	(9)
Special Items Income (Expense), net of tax	$19	$12	$30	$106
Average diluted shares outstanding	464	477	464	478
Special Items diluted EPS	$0.05	$0.02	$0.07	$0.22

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$362	$459	$832	$1,003
Special Items Income (Expense)	28	14	45	115
Reported Operating Profit	$390	$473	$877	$1,118

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.56	$0.67	$1.26	$1.43
Special Items EPS	0.05	0.02	0.07	0.22
Reported EPS	$0.61	$0.69	$1.33	$1.65

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	22.1%	23.9%	24.4%	25.9%
Impact on Tax Rate as a result of Special Items(a)	0.6%	(0.2)%	0.4%	(2.0)
Reported Effective Tax Rate	22.7%	23.7%	24.8%	23.9%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Refranchising Gain (Loss)

In the quarters ended June 15, 2013 and June 16, 2012, we recorded net pre-tax refranchising gains of $28 million and $9 million, respectively, in the U.S., primarily related to Taco Bell. In the years to date ended June 15, 2013 and June 16, 2012, we recorded net pre-tax refranchising gains of $45 million and $54 million, respectively, in the U.S., primarily related to Taco Bell. Refranchising activity is more fully discussed in Note 4 and the Store Portfolio Strategy Section of this MD&A.

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

Pizza Hut United Kingdom ("UK") Refranchising

During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the UK. The franchise agreement for these stores allows the franchisee to pay continuing franchise fees in the initial years of the agreement at a reduced rate. We agreed to allow the franchisee to pay these reduced fees in part as consideration for their assumption of lease liabilities related to underperforming stores that we anticipate they will close that were part of the refranchising. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront refranchising gain (loss). Accordingly, upon the closing of this refranchising in the fourth quarter of 2012, we recognized a loss of $53 million representing the estimated value of these reduced continuing fees. The associated deferred credit is being amortized into YRI's Franchise and license fees and income over the next 4 years, including $3 million and $7 million in the quarter and year to date ended June 15, 2013, respectively. For the quarter ended June 15, 2013, the refranchising of the Pizza Hut UK dine-in restaurants decreased Company sales by 18% and increased Franchise and license fees and income and Operating Profit by 2% and 3%, respectively, for the YRI Division. For the year to date ended June 15, 2013, the refranchising of the Pizza Hut UK dine-in restaurants decreased Company sales by 19% and increased Franchise and license fees and income and Operating Profit by 2% and 3%, respectively, for the YRI Division.

During the year to date ended June 16, 2012 we recorded pre-tax losses of $23 million and a $4 million related income tax benefit due to the then planned refranchising of the remaining Company-owned Pizza Hut UK dine-in restaurants.

China Poultry Supply Incident and Avian Flu

In late December 2012 our KFC China sales began to be negatively impacted by intense media attention surrounding the poultry supply incident in China, as further described in our 2012 Form 10-K. As a result our KFC China same-store sales in the quarter ended March 23, 2013 (January and February for the China Division) declined 24%. KFC China sales were further negatively impacted beginning in April by the intense media surrounding Avian Flu in China. The combination of the intense media surrounding Avian Flu and the residual effect of the December poultry supply incident resulted in our second quarter (March through May for the China Division) KFC China same-store sales declining 26%. Largely driven by the resulting sales de-leverage, China Division restaurant margins declined 5.0 and 5.9 percentage points for the quarter and year to date ended June 15, 2013, respectively. China Division Operating Profit also declined by 63% and 50%, prior to foreign currency translation, for the quarter and year to date ended June 15, 2013, respectively. Given the significance of our China Division results to our overall results, our EPS before Special Items declined 16% and 12% in the quarter and year to date ended June 15, 2013, respectively.

The extensive media surrounding Avian flu in China has now subsided and our KFC China same-store sales improved in June, declining 13% compared to a 26% decline in the second quarter. Such improvement was in line with our previous recovery estimates. While it is difficult to forecast the timing and extent of any additional recovery for the balance of the year in our KFC China sales, we continue to estimate that our China Division same-store sales will be positive for the fourth quarter of 2013.

We previously estimated that EPS before Special Items would experience a mid-single digit percentage decline in 2013. Our EPS results for the first two quarters of the year have been largely consistent with our expectations and our estimate for balance of year China Division same-store sales remains unchanged. Accordingly, a mid-single digit percentage decline continues to be our best estimate for our full year EPS.

Little Sheep Results

We began consolidating Little Sheep in 2012 upon acquiring an additional 66% interest in the business, increasing our ownership to 93% from 27%. Upon consolidation our balance sheet reflected net Little Sheep assets of $765 million, including an indefinite-lived trademark and goodwill of approximately $400 million and $375 million, respectively. The purchase price paid for the additional 66% interest and the resulting purchase price allocation reflected both same-store sales growth and new-unit development for the brand that have not yet materialized to the extent forecasted. Sales growth was negatively impacted initially by a longer than expected purchase approval and ownership transition phase. More recently, negative publicity from quality issues with other hot pot concepts in China has further significantly impacted sales at Little Sheep, even though there never was an issue with the quality of Little Sheep products.

Our accounting policy requires that we evaluate indefinite-lived intangible assets and goodwill for impairment on an annual basis in the fourth quarter of each year, or more often if an event occurs or circumstances change that indicates impairment might exist. While we continue to have confidence in the long-term potential of Little Sheep, if the negative business trends continue it may result in a determination that the fair value of the Little Sheep trademark, reporting unit, which includes all of the aforementioned goodwill, or both are currently less than their carrying value. If such a determination were made, we anticipate that any non-cash impairment would be recorded as a Special Item within our financial statements, consistent with the classification of the $74 million gain that was recorded in 2012 (see further discussion of this gain within the Special Items section of this MD&A).

Given the size of Little Sheep relative to our overall China business, the Little Sheep ongoing operating results have not and are not expected to materially affect our ongoing financial results.

Turkey Restaurant Acquisition

In April 2013, we acquired 65 KFC and 41 Pizza Hut restaurants from an existing franchisee in Turkey for $86 million of cash and a potential payment of up to $19 million to be made in 2016 based on results of the business through 2015.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our China Division by $1 million and $3 million for the quarter and year to date ended June 15, 2013, respectively, while foreign currency exchange rates negatively impacted Operating profit in our YRI Division by $5 million for both the quarter and year to date ended June 15, 2013.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining or acquiring Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.

The following table summarizes our worldwide refranchising activities:

	Quarter ended		Year to date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Number of units refranchised	69	61	161	200
Refranchising proceeds, pre-tax	$74	$30	$155	$132
Refranchising (gain) loss, pre-tax	$(32)	$(13)	$(49)	$(39)

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

The following tables summarize the impact of refranchising on Total revenues as described above:

	Quarter ended 6/15/13
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(14)	$(107)	$(126)	$—	$(247)
Increased Franchise and license fees and income	2	5	9	—	16
Decrease in Total revenues	$(12)	$(102)	$(117)	$—	$(231)

	Year to date 6/15/13
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(26)	$(212)	$(262)	$—	$(500)
Increased Franchise and license fees and income	3	10	18	—	31
Decrease in Total revenues	$(23)	$(202)	$(244)	$—	$(469)

The following tables summarize the impact of refranchising on Operating Profit as described above:

	Quarter ended 6/15/13
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(1)	$(5)	$(16)	$—	$(22)
Increased Franchise and license fees and income	2	5	9	—	16
Increased Franchise and license expenses	(1)	—	(1)	—	(2)
Decreased G&A	—	5	2	—	7
(Decrease) Increase in Operating Profit	$—	$5	$(6)	$—	$(1)

	Year to date 6/15/13
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(3)	$(9)	$(29)	$—	$(41)
Increased Franchise and license fees and income	3	10	18	—	31
Increased Franchise and license expenses	(2)	(1)	(2)	—	(5)
Decreased G&A	—	10	4	—	14
(Decrease) Increase in Operating Profit	$(2)	$10	$(9)	$—	$(1)

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (RAR) from the Internal Revenue Service (the “IRS”) relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $235 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $35 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2012, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $130 million plus net interest to date of approximately $5 million.

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

Restaurant Unit Activity

Worldwide	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees (a)
Beginning of year	28,608	7,578	660	36,846
New Builds	424	373	24	821
Acquisitions	(125)	125	—	—
Refranchising	161	(161)	—	—
Closures	(284)	(88)	(5)	(377)
Other	6	—	—	6
End of quarter	28,790	7,827	679	37,296
% of Total	77%	21%	2%	100%

China	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees
Beginning of year	519	4,547	660	5,726
New Builds	2	300	24	326
Acquisitions	—	—	—	—
Refranchising	6	(6)	—	—
Closures	(14)	(51)	(5)	(70)
Other	—	—	—	—
End of quarter	513	4,790	679	5,982
% of Total	9%	80%	11%	100%

YRI	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	13,322	1,178	—	14,500
New Builds	311	41	—	352
Acquisitions	(109)	109	—	—
Refranchising	28	(28)	—	—
Closures	(171)	(16)	—	(187)
Other	—	—	—	—
End of quarter	13,381	1,284	—	14,665
% of Total	91%	9%	—%	100%

United States	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	14,294	1,733	—	16,027
New Builds	99	27	—	126
Acquisitions	(16)	16	—	—
Refranchising	127	(127)	—	—
Closures	(89)	(18)	—	(107)
Other	6	—	—	6
End of quarter	14,421	1,631	—	16,052
% of Total	90%	10%	—%	100%

India	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees
Beginning of year	473	120	—	593
New Builds	12	5	—	17
Acquisitions	—	—	—	—
Refranchising	—	—	—	—
Closures	(10)	(3)	—	(13)
Other	—	—	—	—
End of quarter	475	122	—	597
% of Total	80%	20%	—%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,131, 127 and 2,004 licensed units, respectively, at June 15, 2013.  While there are no licensed units in China, we have excluded from the Worldwide and China totals 7 Company-owned units that are similar to licensed units. There are no licensed units in India. The units excluded offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information at this time.

System Sales Growth

The following table details the key drivers of system sales growth for each reportable segment for the quarter and year to date ended June 15, 2013 vs. June 16, 2012.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 6/15/13 vs. Quarter ended 6/16/12
	China	YRI	U.S.	India(a)	Worldwide
Same-store sales growth (decline)	(20)%	1%	1%	7%	(2)%
Net unit growth and other	8	5	1	24	3
Foreign currency translation	2	(4)	N/A	(9)	(1)
% Change	(10)%	2%	2%	22%	—%
% Change, excluding forex	(12)%	6%	N/A	31%	1%

	Year to date 6/15/13 vs. Year to date 6/16/12
	China	YRI	U.S.	India(a)	Worldwide
Same-store sales growth (decline)	(20)%	1%	1%	(2)%	(3)%
Net unit growth and other	10	4	1	21	4
Foreign currency translation	1	(2)	N/A	(7)	(1)
% Change	(9)%	3%	2%	12%	—%
% Change, excluding forex	(10)%	5%	N/A	19%	1%

(a)
At the beginning of fiscal 2013, we eliminated the period lag that we previously used to facilitate the reporting of our India Division's results. Accordingly, the India Division's 2013 second quarter results include the months of March through May 2013 and the 2013 year to date results include the months of January through May 2013. Due to the immateriality of the India Division's results we did not restate the prior year operating results for the elimination of this period lag and therefore the 2012 second quarter results continue to include the months of February through April 2012 and the 2012 year to date results include the months of December 2011 through April 2012. Additionally, the table above compares these months. If we had compared like months in 2013 to 2012, India Division system sales, excluding the impact of foreign currency translation, and same-store sales would have been lower by 7% and 5%, respectively, for the quarter ended June 15, 2013 and India Division system sales, excluding the impact of foreign currency translation, and same-store sales would have been higher by 2% and 3%, respectively for the year to date ended June 15, 2013.

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

The dollar changes in Company sales and Restaurant profit were as follows:

China
	Quarter ended
Income / (Expense)	6/16/2012	Store Portfolio Actions	Other	FX	6/15/2013
Company sales	$1,535	$132	$(268)	$30	$1,429
Cost of sales	(536)	(41)	118	(10)	(469)
Cost of labor	(293)	(31)	12	(7)	(319)
Occupancy and other	(466)	(54)	41	(10)	(489)
Restaurant profit	$240	$6	$(97)	$3	$152
Restaurant Margin	15.6%				10.6%

	Year to date
Income / (Expense)	6/16/2012	Store Portfolio Actions	Other	FX	6/15/2013
Company sales	$2,734	$288	$(503)	$43	$2,562
Cost of sales	(949)	(90)	209	(14)	(844)
Cost of labor	(481)	(68)	9	(10)	(550)
Occupancy and other	(782)	(109)	77	(14)	(828)
Restaurant profit	$522	$21	$(208)	$5	$340
Restaurant Margin	19.1%				13.2%

In the quarter ended June 15, 2013, the increase in China Company sales and Restaurant profit associated with store portfolio actions was driven by new-unit development, partially offset by restaurant closures. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales declines of 18% and the impact of wage rate inflation.

In the year to date ended June 15, 2013, the increase in China Company sales and Restaurant profit associated with store portfolio actions was driven by new-unit development and the 2012 acquisition of Little Sheep, partially offset by restaurant closures. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales declines of 19% and the impact of wage rate inflation.

YRI
	Quarter ended
Income / (Expense)	6/16/2012	Store Portfolio Actions	Other	FX	6/15/2013
Company sales	$577	$(69)	$8	$(10)	$506
Cost of sales	(189)	13	(4)	4	(176)
Cost of labor	(145)	24	(1)	2	(120)
Occupancy and other	(175)	28	(2)	3	(146)
Restaurant profit	$68	$(4)	$1	$(1)	$64
Restaurant Margin	11.8%				12.6%

	Year to date
Income / (Expense)	6/16/2012	Store Portfolio Actions	Other	FX	6/15/2013
Company sales	$1,086	$(154)	$23	$(5)	$950
Cost of sales	(356)	32	(8)	3	(329)
Cost of labor	(275)	51	(2)	1	(225)
Occupancy and other	(325)	62	(10)	1	(272)
Restaurant profit	$130	$(9)	$3	$—	$124
Restaurant Margin	12.0%				13.1%

In the quarter and year to date ended June 15, 2013, the decrease in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by the refranchising of our remaining Company-owned Pizza Hut dine-in restaurants in the UK in the fourth quarter of 2012. New-unit development partially offset the decline in sales related to refranchising. Significant other factors impacting Company sales and/or Restaurant profit was Company same-store sales growth of 2% and 3% in the quarter and year to date ended June 15, 2013, respectively, partially offset by higher restaurant operating costs.

U.S.
	Quarter ended
Income / (Expense)	6/16/2012	Store Portfolio Actions	Other	6/15/2013
Company sales	$630	$(114)	$(6)	$510
Cost of sales	(182)	35	—	(147)
Cost of labor	(182)	33	2	(147)
Occupancy and other	(156)	31	2	(123)
Restaurant profit	$110	$(15)	$(2)	$93
Restaurant Margin	17.5%			18.3%

	Year to date
Income / (Expense)	6/16/2012	Store Portfolio Actions	Other	6/15/2013
Company sales	$1,252	$(238)	$1	$1,015
Cost of sales	(364)	73	(1)	(292)
Cost of labor	(375)	73	4	(298)
Occupancy and other	(313)	66	—	(247)
Restaurant profit	$200	$(26)	$4	$178
Restaurant Margin	16.0%			17.6%

In the quarter and year to date ended June 15, 2013, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by new-unit development. Company same-store sales declines of 1% also impacted Company sales in the quarter ended June 15, 2013. Company same-store sales were flat for the year to date ended June 15, 2013.

Franchise and License Fees and Income

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	6/15/2013	6/16/2012
China	$20	$21	(9)	(11)
YRI	207	193	8	11
U.S.	199	188	6	N/A
India	4	4	12	20
Worldwide	$430	$406	6	8

	Year to date		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	6/15/2013	6/16/2012
China	$38	$40	(7)	(8)
YRI	432	392	10	12
U.S.	389	366	6	N/A
India	7	7	8	15
Worldwide	$866	$805	8	8

China Franchise and license fees and income decreased 11% and 8% for the quarter and year to date ended June 15, 2013, respectively, excluding the impact of foreign currency translation. The decreases were due to franchise same-store sales declines partially offset by refranchising.

YRI Franchise and license fees and income increased 11% and 12% for the quarter and year to date ended June 15, 2013, excluding the impact of foreign currency translation. The increases were driven by new-unit development, franchise same-store sales growth and refranchising, primarily the Pizza Hut UK dine-in business in the fourth quarter of 2012. The year to date ended June 15, 2013 increase was also driven by transfer and renewal fees from a major franchise ownership change in the first quarter of 2013.

U.S. Franchise and license fees and income increased 6% for the quarter and year to date ended June 15, 2013. The increases were driven by refranchising and franchise same-store sales growth.

General and Administrative Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	6/15/2013	6/16/2012
China	$90	$81	9	7
YRI	96	102	(5)	(3)
U.S.	98	116	(14)	N/A
India	8	6	8	16
Unallocated	41	41	—	N/A
Worldwide	$333	$346	(4)	(4)

	Year to date		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	6/15/2013	6/16/2012
China	$145	$129	12	10
YRI	170	184	(8)	(7)
U.S.	192	212	(9)	N/A
India	12	10	16	23
Unallocated	87	83	6	N/A
Worldwide	$606	$618	(2)	(2)

China G&A expenses for the quarter ended June 15, 2013, excluding the impact of foreign currency translation, increased due to increased compensation costs due to higher headcount and wage inflation.

China G&A expenses for the year to date ended June 15, 2013, excluding the impact of foreign currency translation, increased due to increased compensation costs due to higher headcount and wage inflation and additional G&A as a result of consolidating Little Sheep beginning in the second quarter of 2012.

YRI G&A expenses for the quarter ended June 15, 2013, excluding the impact of foreign currency translation, decreased due to the refranchising of our remaining Company-owned Pizza Hut UK dine-in restaurants in the fourth quarter of 2012 and lapping certain prior year headquarter restructuring costs, partially offset by higher headcount in strategic growth markets.

YRI G&A expenses for the year to date ended June 15, 2013, excluding the impact of foreign currency translation, decreased due to the refranchising of our remaining Company-owned Pizza Hut UK dine-in restaurants in the fourth quarter of 2012, a pension curtailment gain in the first quarter of 2013 related to one of our UK plans and lapping certain prior year headquarter restructuring costs, partially offset by higher headcount in strategic growth markets.

U.S. G&A expenses for the quarter ended June 15, 2013 decreased due to lapping legal settlement charges recorded in the quarter ended June 16, 2012, a reduction of incentive compensation costs and refranchising.

U.S. G&A expenses for the year to date ended June 15, 2013 decreased due to lapping legal settlement charges recorded in the quarter ended June 16, 2012, refranchising and a reduction of incentive compensation costs.

Unallocated G&A expenses for the quarter ended June 15, 2013 included higher legal and professional fees offset by a reduction of incentive compensation costs.

Unallocated G&A expenses for the year to date ended June 15, 2013 increased due to a pension settlement charge of $10 million in the first quarter of 2013, partially offset by a reduction of incentive compensation costs and lower convention and meeting costs.

Franchise and License Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	6/15/2013	6/16/2012
China	$3	$2	46	43
YRI	12	11	17	22
U.S.	18	13	20	N/A
India	1	—	NM	NM
Worldwide	$34	$26	25	27

	Year to date		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	6/15/2013	6/16/2012
China	$5	$3	48	46
YRI	24	21	14	15
U.S.	34	28	19	N/A
India	1	—	NM	NM
Worldwide	$64	$52	21	21

China Franchise and license expenses for the quarter and year to date ended June 15, 2013, excluding the impact of foreign currency translation, increased due to higher franchise-related rent expense and depreciation as a result of refranchising.

YRI Franchise and license expenses for the quarter and year to date ended June 15, 2013, excluding the impact of foreign currency translation, increased due to higher franchise-related rent expense and depreciation as a result of franchisee new-unit development and refranchising.

U.S. Franchise and license expenses for the quarter and year to date ended June 15, 2013 increased primarily due to lapping a reduction in the provision for past-due receivables and higher current year marketing costs, respectively. Other factors impacting the quarter and year to date ended June 15, 2013 were higher current year franchise-related rent expense and depreciation as a result of refranchising.

Worldwide Other (Income) Expense

	Quarter ended		Year to date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Equity income from investments in unconsolidated affiliates(a)	$3	$(9)	$(4)	$(22)
Gain upon acquisition of Little Sheep(b)	—	—	—	(74)
Foreign exchange net (gain) loss and other(c)	6	2	5	10
Other (income) expense	$9	$(7)	$1	$(86)

(a)	Declines from prior year are due to the impact of KFC sales declines in China on net income of our unconsolidated affiliates.

(b)	See Note 4 for further discussion of the acquisition of Little Sheep.

(c)	The year to date ended June 16, 2012 includes $6 million of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the Closure and impairment (income) expenses and Refranchising (gain) loss by reportable operating segment.

Operating Profit

	Quarter ended				Year to date
	6/15/2013	6/16/2012	% B/(W)		6/15/2013	6/16/2012	% B/(W)
China	$68	$182	(63)		$222	$438	(49)
YRI	163	150	8		362	318	14
U.S.	173	166	4		338	324	4
India	(4)	(2)	(64)		(6)	(1)	NM
Unallocated and General and administrative expenses	(41)	(41)	—		(87)	(83)	(6)
Unallocated Occupancy and other	—	5	NM		—	9	NM
Unallocated Other income (expense)	(1)	—	NM		(1)	74	NM
Unallocated Refranchising gain (loss)	32	13	NM		49	39	27
Operating Profit	$390	$473	(17)		$877	$1,118	(22)
China Operating margin	4.7%	11.6%	(6.9)	ppts.	8.5%	15.8%	(7.3)	ppts.
YRI Operating margin	22.8%	19.5%	3.3	ppts.	26.2%	21.5%	4.7	ppts.
U.S. Operating margin	24.5%	20.4%	4.1	ppts.	24.1%	20.1%	4.0	ppts.
India Operating margin	(11.1)%	(9.5)%	(1.6)	ppts.	(11.4)%	(3.2)%	(8.2)	ppts.

China Division Operating Profit decreased 63% in the quarter ended June 15, 2013. The decrease was driven by same-store sales declines as well as higher G&A expenses, partially offset by the impact of new-unit development. Foreign currency had a negligible impact on China operating profit for the quarter ended June 15, 2013.

China Division Operating Profit decreased 49% in the year to date ended June 15, 2013, including a 1% favorable impact from foreign currency translation. Excluding foreign currency, the decrease was driven by same-store sales declines and higher G&A expenses, partially offset by the impacts of new-unit development and the impacts of the Little Sheep acquisition.

YRI Division Operating Profit increased 8% in the quarter ended June 15, 2013, including a 4% unfavorable impact from foreign currency translation. The refranchising of our Pizza Hut UK dine-in business in the fourth quarter of 2012 favorably impacted Operating Profit by 3%. Excluding foreign currency and the Pizza Hut UK refranchising, the increase was driven by the impact of same-store sales growth and new-unit development, partially offset by higher restaurant operating costs.

YRI Division Operating Profit increased 14% in the year to date ended June 15, 2013, including a 2% unfavorable impact from foreign currency translation. The refranchising of our Pizza Hut UK dine-in business in the fourth quarter of 2012 favorably impacted Operating Profit by 3%. Excluding foreign currency and the Pizza Hut UK refranchising, the increase was driven by the impact of same-store sales growth, new-unit development, transfer and renewal fees from a major franchise ownership change in the first quarter of 2013 and a pension curtailment gain in the first quarter of 2013, partially offset by higher restaurant operating costs.

U.S. Operating Profit increased 4% in the quarter ended June 15, 2013. This increase included a benefit of 10% due to lapping of legal settlement charges recorded in the quarter ended June 16, 2012. Refranchising unfavorably impacted Operating Profit by 3%. Excluding the benefit from lapping legal settlement charges and the unfavorable impact from refranchising, the decrease was driven by higher Franchise and license expense, partially offset by net new-unit development.

U.S. Operating Profit increased 4% in the year to date ended June 15, 2013. This increase included a benefit of 5% due to lapping of legal settlement charges recorded in the year to date ended June 16, 2012. Refranchising unfavorably impacted Operating Profit by 3%. Excluding the benefit from lapping legal settlement charges and the unfavorable impact from refranchising, the increase was driven by same-store sales growth and net new-unit development.

Unallocated Other income (expense) for the year to date ended June 16, 2012 includes a non-cash gain of $74 million related to our acquisition of Little Sheep. See Note 4.

Unallocated Refranchising gain (loss) for the quarter and year to date ended June 15, 2013 includes pre-tax gains of $28 million and $45 million, respectively, related to our U.S. refranchising. See Note 4.

Unallocated Refranchising gain (loss) for the quarter and year to date ended June 16, 2012 includes pre-tax gains of $9 million and $54 million, respectively, related to our U.S. refranchising. Additionally, the year to date ended June 16, 2012 includes losses of $23 million due to the then planned refranchising of our remaining Company-owned Pizza Hut UK dine-in restaurants. See Note 4.

Interest Expense, Net

	Quarter ended			Year to date
	6/15/2013	6/16/2012	% B/(W)	6/15/2013	6/16/2012	% B/(W)
Interest expense	$35	$42	15	$68	$82	17
Interest income	(3)	(4)	(36)	(5)	(7)	(39)
Interest expense, net	$32	$38	13	$63	$75	15

Interest expense, net decreased 13% for the quarter and 15% for the year to date ended June 15, 2013 due to lower average borrowings outstanding compared to the prior quarter and year to date.

Income Taxes

	Quarter ended		Year to date
	6/15/2013	6/16/2012	6/15/2013	6/16/2012
Income taxes	$82	$102	$202	$249
Effective tax rate	22.7%	23.7%	24.8%	23.9%

Our effective tax rate was lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our second quarter effective tax rate was lower than the prior year primarily due to the favorable impact of the resolution of uncertain tax positions in certain tax jurisdictions.

Year to date, our effective tax rate was higher than the prior year due to lapping the impact of the $74 million gain recognized upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense. This was partially offset by the favorable impact of the resolution of uncertain tax positions in certain tax jurisdictions.

Consolidated Cash Flows

Net cash provided by operating activities was $729 million versus $924 million in 2012. The decrease was primarily due to lower operating profit before Special Items.

Net cash used in investing activities was $410 million versus $596 million in 2012. The decrease was primarily driven by lapping the acquisition of Little Sheep and release of related restricted cash. See Note 4.

Net cash used in financing activities was $587 million versus $539 million in 2012. The increase was driven by increased share repurchases and dividends, partially offset by increased short-term borrowings.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of June 15, 2013 we also had approximately $1.2 billion in unused capacity under our revolving credit facility that expires in November 2017.

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

We currently have investment-grade ratings from Standard & Poor’s Rating Services (BBB) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets cost-effectively, if necessary.  Based on the amount and composition of our debt at June 15, 2013, which included no borrowings outstanding under our credit facility, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the year to date ended June 15, 2013, we invested $472 million in capital spending, including $285 million in China, $117 million in YRI, $60 million in the U.S. and $10 million in India.

In the year to date ended June 15, 2013, we repurchased shares for $324 million.  At June 15, 2013, we had remaining capacity to repurchase up to $629 million (excluding applicable transaction fees) of our outstanding Common Stock through May 2014 under the November 2012 authorization. See Note 3.

During the year to date ended June 15, 2013, we paid cash dividends of $301 million.  Additionally, on May 15, 2013 our Board of Directors approved a cash dividend of $0.335 per share of Common Stock, to be distributed on August 2, 2013 to shareholders of record at the close of business on July 12, 2013.  The Company is targeting an ongoing annual dividend payout ratio of 35% to 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017 and includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At June 15, 2013, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $63 million and no outstanding borrowings. The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at June 15, 2013 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2014 through 2037 and interest rates ranging from 2.38% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at June 15, 2013. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 15, 2013 to the disclosures made in Item 7A of the Company’s 2012 Form 10-K.

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

Changes in Internal Control

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 15, 2013.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or performance.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected.  Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 and any Risk Factors in Part II, Item 1A of this report, (ii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 29, 2012 and (iii) the factors described in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 29, 2012.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of June 15, 2013, the related condensed consolidated statements of income and comprehensive income for the twelve and twenty-four weeks ended June 15, 2013 and June 16, 2012, and the related condensed consolidated statements of cash flows for the twenty-four weeks ended June 15, 2013 and June 16, 2012. These condensed consolidated financial statements are the responsibility of YUM's management.

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
July 16, 2013

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

We could be required to recognize non-cash impairment charges relating to the Little Sheep business in the future.

Upon our initial consolidation of Little Sheep on February 1, 2012, our balance sheet reflected Little Sheep assets of $765 million, including an indefinite-lived trademark and goodwill of approximately $400 million and $375 million, respectively. The purchase price paid and the resulting purchase price allocation reflected both same-store sales growth and new-unit development for the brand that have not yet materialized to the extent forecasted.  Our accounting policy requires that we evaluate indefinite-lived intangible assets and goodwill for impairment on an annual basis in the fourth quarter of each year, or more often if an event occurs or circumstances change that indicates impairment might exist. While we continue to have confidence in the long-term potential of Little Sheep, if the negative business trends continue it may result in a determination that the fair value of the Little Sheep trademark, reporting unit, which includes all of the aforementioned goodwill, or both are currently less than their carrying value. In the event of such a determination, we would be required to record a non-cash impairment on our financial statements, which in turn could have an adverse impact on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 15, 2013 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 4
3/24/13-4/20/13	473	$66.20	473	$844

Period 5
4/21/13-5/18/13	1,721	$68.11	1,721	$726

Period 6
5/19/13-6/15/13	1,386	$70.22	1,386	$629
Total	3,580	$68.68	3,580	$629

In November 2012, our Board of Directors authorized share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended June 15, 2013, all share repurchases were made under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	Exhibit 31.1	Certification of the Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	July 16, 2013	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)