Form 10-Q
period 2013-09-07
YUM BRANDS INC
filed 2013-10-15
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 7, 2013

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

 The number of shares outstanding of the Registrant’s Common Stock as of October 9, 2013 was 445,330,577 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Company sales	$3,021	$3,142	$7,594	$8,248
Franchise and license fees and income	445	427	1,311	1,232
Total revenues	3,466	3,569	8,905	9,480
Costs and Expenses, Net
Company restaurant expenses
Food and paper	996	1,029	2,481	2,712
Payroll and employee benefits	621	650	1,701	1,786
Occupancy and other operating expenses	873	864	2,238	2,288
Company restaurant expenses	2,490	2,543	6,420	6,786
General and administrative expenses	327	332	933	950
Franchise and license expenses	44	32	108	84
Closures and impairment (income) expenses	300	4	310	9
Refranchising (gain) loss	(38)	(2)	(87)	(41)
Other (income) expense	(7)	(11)	(6)	(97)
Total costs and expenses, net	3,116	2,898	7,678	7,691
Operating Profit	350	671	1,227	1,789
Interest expense, net	31	32	94	107
Income Before Income Taxes	319	639	1,133	1,682
Income tax provision	182	161	384	410
Net Income – including noncontrolling interests	137	478	749	1,272
Net Income (loss) – noncontrolling interests	(15)	7	(21)	12
Net Income – YUM! Brands, Inc.	$152	$471	$770	$1,260

Basic Earnings Per Common Share	$0.34	$1.02	$1.70	$2.72

Diluted Earnings Per Common Share	$0.33	$1.00	$1.66	$2.65

Dividends Declared Per Common Share	$—	$—	$0.67	$0.57

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012

Net Income - including noncontrolling interests	$137	$478	$749	$1,272
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature	(42)	(21)	(39)	(41)
Tax (expense) benefit	(1)	1	5	1
Reclassification of currency translation adjustments into Net Income	—	—	—	3
Tax expense (benefit)	—	—	—	—
Net unrealized gains (losses) arising during the year on pension and post-retirement plans	3	—	3	—
Tax (expense) benefit	(2)	—	(4)	—
Reclassification of pension and post-retirement losses to Net Income	17	15	56	46
Tax expense (benefit)	(6)	(5)	(20)	(17)
Net unrealized gain (loss) on derivative instruments	—	—	2	—
Tax (expense) benefit	—	—	(1)	—
Other comprehensive income (loss), net of tax	(31)	(10)	2	(8)
Comprehensive Income - including noncontrolling interests	106	468	751	1,264
Comprehensive Income (loss) - noncontrolling interests	(15)	7	(19)	10
Comprehensive Income - YUM! Brands, Inc.	$121	$461	$770	$1,254

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/7/2013	9/8/2012
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$749	$1,272
Depreciation and amortization	473	442
Closures and impairment (income) expenses	310	9
Refranchising (gain) loss	(87)	(41)
Contributions to defined benefit pension plans	(15)	(46)
Gain upon acquisition of Little Sheep	—	(74)
Deferred income taxes	(51)	86
Equity income from investments in unconsolidated affiliates	(17)	(38)
Distributions of income received from unconsolidated affiliates	15	38
Excess tax benefits from share-based compensation	(27)	(52)
Share-based compensation expense	32	35
Changes in accounts and notes receivable	(4)	7
Changes in inventories	19	27
Changes in prepaid expenses and other current assets	(22)	(14)
Changes in accounts payable and other current liabilities	(14)	28
Changes in income taxes payable	115	86
Other, net	77	53
Net Cash Provided by Operating Activities	1,553	1,818

Cash Flows – Investing Activities
Capital spending	(699)	(678)
Proceeds from refranchising of restaurants	218	187
Acquisitions	(98)	(542)
Changes in restricted cash	—	300
Other, net	(8)	(14)
Net Cash Used in Investing Activities	(587)	(747)

Cash Flows – Financing Activities
Repayments of long-term debt	(5)	(280)
Short-term borrowings, three months or less, net	—	2
Short-term borrowings, more than three months, net	2	—
Revolving credit facilities, three month or less, net	—	10
Repurchase shares of Common Stock	(510)	(688)
Excess tax benefits from share-based compensation	27	52
Employee stock option proceeds	17	27
Dividends paid on Common Stock	(451)	(393)
Other, net	(55)	(52)
Net Cash Used in Financing Activities	(975)	(1,322)
Effect of Exchange Rates on Cash and Cash Equivalents	(14)	(5)
Net Decrease in Cash and Cash Equivalents	(23)	(256)
Cash and Cash Equivalents - Beginning of Period	776	1,198
Cash and Cash Equivalents - End of Period	$753	$942

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	9/7/2013	12/29/2012
ASSETS
Current Assets
Cash and cash equivalents	$753	$776
Accounts and notes receivable, net	348	301
Inventories	300	313
Prepaid expenses and other current assets	233	272
Deferred income taxes	116	127
Advertising cooperative assets, restricted	80	136
Total Current Assets	1,830	1,925

Property, plant and equipment, net	4,257	4,250
Goodwill	882	1,034
Intangible assets, net	644	690
Investments in unconsolidated affiliates	42	72
Other assets	567	575
Deferred income taxes	508	467
Total Assets	$8,730	$9,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,745	$2,036
Income taxes payable	149	97
Short-term borrowings	15	10
Advertising cooperative liabilities	80	136
Total Current Liabilities	1,989	2,279

Long-term debt	2,917	2,932
Other liabilities and deferred credits	1,524	1,490
Total Liabilities	6,430	6,701

Redeemable noncontrolling interest	40	59

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 445 and 451 shares issued in 2013 and 2012, respectively	—	—
Retained earnings	2,326	2,286
Accumulated other comprehensive income (loss)	(132)	(132)
Total Shareholders’ Equity – YUM! Brands, Inc.	2,194	2,154
Noncontrolling interests	66	99
Total Shareholders’ Equity	2,260	2,253
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,730	$9,013

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

Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  Our subsidiaries operate on similar fiscal calendars except that China, India and certain other international subsidiaries operate on a monthly calendar, and thus never have a 53rd week, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  YRI closes four weeks earlier to facilitate consolidated reporting.

At the beginning of fiscal 2013, we eliminated the period lag that we previously used to facilitate the reporting of our India Division's results. Accordingly, the India Division's 2013 third quarter results include the months of June through August 2013 and the 2013 year to date results include the months of January through August 2013. Due to the immateriality of the India Division's results we did not restate the prior year operating results for the elimination of this period lag and therefore the 2012 third quarter results continue to include the months of May through July 2012 and the 2012 year to date results include the months of December 2011 through July 2012.

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

In our opinion, the accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2012 Form 10-K, our financial position as of September 7, 2013, and the results of our operations and comprehensive income for the quarters and years to date ended September 7, 2013 and September 8, 2012, and cash flows for the years to date ended September 7, 2013 and September 8, 2012. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended September 7, 2013. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Net Income – YUM! Brands, Inc.	$152	$471	$770	$1,260

Weighted-average common shares outstanding (for basic calculation)	451	460	453	463
Effect of dilutive share-based employee compensation	10	12	10	13
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	461	472	463	476
Basic EPS	$0.34	$1.02	$1.70	$2.72
Diluted EPS	$0.33	$1.00	$1.66	$2.65
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.7	3.5	5.5	3.0

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 7, 2013 and September 8, 2012, as indicated below.  All amounts exclude applicable transaction fees.

		Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	Authorization Expiration Date	2013		2012		2013		2012		2013
January 2011	June 2012	—		2,787		$—		$188		$—
November 2011	May 2013	—		7,986		—		514		—
November 2012	May 2014	7,100		—		490		—		463
Total		7,100	(a)	10,773	(b)	$490	(a)	$702	(b)	$463

(a)	Amount excludes the effect of $20 million in share repurchases (0.3 million shares) with trade dates prior to the 2012 fiscal year end but cash settlement dates subsequent to the 2012 fiscal year end.

(b)	Amount includes the effect of $14 million in share repurchases (0.2 million shares) with trade dates prior to September 8, 2012 but cash settlement dates subsequent to September 8, 2012.

Changes in accumulated other comprehensive income ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefit Plan Losses (a)	Net Unrealized Loss on Derivative Instruments	Total
Balance at December 29, 2012, net of tax	$166	$(286)	$(12)	$(132)

Amounts classified into OCI, net of tax	(36)	(1)	(1)	(38)

Amounts reclassified from accumulated OCI, net of tax	—	36	2	38

OCI, net of tax	(36)	35	1	—

Balance at September 7, 2013, net of tax	$130	$(251)	$(11)	$(132)

(a)
Amounts reclassified from accumulated OCI for pension and post-retirement benefit plan losses include amortization of net losses of $41 million, settlement charges of $14 million, amortization of prior service cost of $1 million, net of the related income tax benefit of $20 million. See Note 10 Pension Benefits for further information.

Note 4 - Items Affecting Comparability of Net Income and/or Cash Flows

Little Sheep Acquisition and Impairment

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

The purchase price paid for the additional 66% interest and the resulting purchase price allocation assumed same-store sales growth and new-unit development for the brand. As a result of consolidating Little Sheep, the primary assets recorded were an indefinite-lived Little Sheep trademark and goodwill of approximately $400 million and $375 million, respectively. The goodwill was assigned to the newly formed Little Sheep reporting unit within our China Division.

The same-store sales growth and new unit development that we assumed upon acquisition have yet to materialize. Sales growth was negatively impacted initially by a longer than expected purchase approval and ownership transition phase. Our efforts to regain sales momentum were significantly compromised in May 2013 due to negative publicity from quality issues with other unrelated hot pot concepts in China, even though there was not an issue with the quality of Little Sheep products. During the third quarter we saw limited recovery in the Little Sheep business, and sales and profits continued to be below our expectations.

While we remain confident in the long-term potential of Little Sheep, these sustained declines in sales and profits, coupled with the anticipated time it will now take for the business to recover, resulted in a determination during the quarter ended September 7, 2013 that it is not more likely than not that the Little Sheep trademark and reporting unit fair values are in excess of their carrying values. Therefore, our Little Sheep trademark and goodwill were tested for impairment in the quarter ended September 7, 2013, prior to the annual impairment reviews performed in the fourth quarter of each year in accordance with our accounting policy.

As a result of comparing the trademark’s fair value of $345 million to its carrying value of $414 million, an impairment charge of $69 million was recorded. Additionally, after determining the fair value of the Little Sheep reporting unit was less than its carrying value, goodwill was written down to $162 million, resulting in an impairment charge of $222 million. The Company also evaluated other Little Sheep long-lived assets for impairment and recorded a $4 million impairment charge related to restaurant-level PP&E.

These non-cash impairment charges totalling $295 million were recorded in Closures and impairment (income) expense on our Condensed Consolidated Statement of Income and were not allocated to any segment for performance reporting purposes, consistent with the classification of the $74 million gain that was recorded upon acquisition. We recorded an $18 million tax benefit associated with these impairments and allocated $19 million of the net impairment charges to Net Income (loss) - noncontrolling interests, which resulted in a net impairment charge of $258 million allocated to Net Income - YUM! Brands, Inc.

The fair values of the Little Sheep trademark and reporting unit were based on the estimated prices a willing buyer would pay. The fair value of the trademark was determined using a relief from royalty valuation approach and included future estimated sales as a significant input. The reporting unit fair value was determined using an income approach with future cash flow estimates generated by the business as a significant input. Future cash flow estimates are impacted by sales growth, margin improvement and new unit development assumptions that are highly correlated as cash flow growth can be achieved through various inter-related strategies such as product pricing, restaurant productivity initiatives and the timing of new unit development. Both fair values incorporated a discount rate of 13% as our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing the Little Sheep trademark or reporting unit.

While future business results are difficult to predict, we believe the recent decline in Little Sheep sales and profits will be reversed over time. As such, the inputs used in determining the fair values of the Little Sheep trademark and reporting unit assume that the business will recover to pre-acquisition sales and profit levels over the next three years. Long-term average growth assumptions subsequent to this assumed recovery include same-store-sales growth of 4% and average annual net unit development of approximately 75 units.

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

	Quarter ended		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
China	$(1)	$(3)	$(2)	$(7)
YRI(a)	—	—	(3)	19
U.S.(b)	(37)	1	(82)	(53)
India	—	—	—	—
Worldwide	$(38)	$(2)	$(87)	$(41)

(a)
During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the United Kingdom ("UK"). For the year to date ended September 8, 2012 we recorded pre-tax losses of $24 million due to the then planned refranchising of these restaurants.

(b)
In the quarter ended September 7, 2013 and in the years to date ended September 7, 2013 and September 8, 2012, U.S. Refranchising (gain) loss primarily relates to gains on the sales of Taco Bell restaurants.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below.

	Quarter ended September 7, 2013
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$1	$(1)	$(1)	$—	$(1)
Store impairment charges	5	1	—	—	6
Closure and impairment (income) expenses(b)	$6	$—	$(1)	$—	$5

	Quarter ended September 8, 2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(1)	$1	$—	$—	$—
Store impairment charges	2	1	1	—	4
Closure and impairment (income) expenses	$1	$2	$1	$—	$4

	Year to date ended September 7, 2013
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(2)	$(1)	$(1)	$—	$(4)
Store impairment charges	16	1	1	1	19
Closure and impairment (income) expenses(b)	$14	$—	$—	$1	$15

	Year to date ended September 8, 2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(3)	$(1)	$(2)	$—	$(6)
Store impairment charges	7	3	5	—	15
Closure and impairment (income) expenses	$4	$2	$3	$—	$9

(a)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

(b)
This table excludes $295 million of Little Sheep impairment losses that were not allocated to any segment for performance reporting purposes. See the Little Sheep Acquisition and Impairment section of Note 4 for details.

Note 5 - Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of Accumulated OCI, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. All necessary disclosures have been complied with in these Financial Statements.

Note 6 - Other (Income) Expense

	Quarter ended		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Equity (income) loss from investments in unconsolidated affiliates	$(13)	$(16)	$(17)	$(38)
Gain upon acquisition of Little Sheep	—	—	—	(74)
Foreign exchange net (gain) loss and other(a)	6	5	11	15
Other (income) expense	$(7)	$(11)	$(6)	$(97)

(a)	The year to date ended September 8, 2012 includes $6 million of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

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

	9/7/2013	12/29/2012
Accounts and notes receivable	$361	$313
Allowance for doubtful accounts	(13)	(12)
Accounts and notes receivable, net	$348	$301

Property, Plant and Equipment

	9/7/2013	12/29/2012
Property, plant and equipment, gross	$7,549	$7,389
Accumulated depreciation and amortization	(3,292)	(3,139)
Property, plant and equipment, net	$4,257	$4,250

Assets held for sale at September 7, 2013 and December 29, 2012 total $20 million and $56 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

Noncontrolling interests primarily include the ownership interests of minority shareholders of the entities that operate the KFCs in Beijing and Shanghai, China.   Redeemable noncontrolling interest comprises the 7% ownership interest in Little Sheep that continues to be held by the Little Sheep founding shareholders. The Redeemable noncontrolling interest is classified outside of permanent equity on our condensed consolidated balance sheets due to redemption rights held by the founding Little Sheep shareholders. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	Noncontrolling Interests	Reedemable Noncontrolling Interest
Balance at December 29, 2012	$99	$59
Net Income (loss) – noncontrolling interests(a)	(1)	(20)
Acquisition of Little Sheep store-level non-controlling interests	(15)	—
Dividends declared	(18)	—
Cumulative translation adjustment arising during the period	1	1
Balance at September 7, 2013	$66	$40

(a)	Amount allocated to Redeemable noncontrolling interest includes the allocable portion of Little Sheep impairment of $19 million. See the Little Sheep Acquisition and Impairment section of Note 4.

Note 8 - Income Taxes

	Quarter ended		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Income taxes	$182	$161	$384	$410
Effective tax rate	57.2%	25.1%	33.9%	24.4%

Our third quarter and year to date effective tax rates were higher than the prior year primarily due to the impact of the $222 million non-cash impairment of Little Sheep goodwill, which resulted in no related tax benefit, and the unfavorable impact of increasing prior year unrecognized tax benefits related to the continuing dispute with the Internal Revenue Service (the "IRS") regarding a valuation of intangibles which is discussed in further detail below. Our year to date effective rate tax was also negatively impacted by lapping the prior year impact of the $74 million gain recognized upon our acquisition of a controlling interest in Little Sheep, which resulted in no related tax expense.

Our overall effective tax rate continues to be favorably impacted by the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S tax rate.

On June 23, 2010, the Company received a Revenue Agent Report (RAR) from the IRS relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $240 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $40 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2012, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $130 million plus net interest to date of approximately $5 million.

We believe that the Company has properly reported taxable income and paid taxes in accordance with applicable laws and that the proposed adjustments are inconsistent with applicable income tax laws, Treasury Regulations and relevant case law.  We intend to defend our position vigorously and have filed a protest with the IRS.  As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for its position in this matter based on the tax benefit that we believe is the largest amount that is more likely than not to be realized upon resolution of this issue, which includes the additional provision recorded in the quarter ended September 7, 2013.  There can be no assurance that payments due upon final resolution of this issue will not exceed our currently recorded reserve and such payments could have a material, adverse effect on our financial position.  Additionally, if increases to our reserves are deemed necessary due to future developments related to this issue, such increases could have a material, adverse effect on our results of operations as they are recorded.  The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution.

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

The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	9/7/2013	9/8/2012	9/7/2013	9/8/2012
China	$2,033	$1,988	$4,633	$4,762
YRI	719	769	2,101	2,247
U.S.	684	787	2,088	2,405
India	30	25	83	66
	$3,466	$3,569	$8,905	$9,480

	Quarter ended		Year to date
Operating Profit (loss)	9/7/2013	9/8/2012	9/7/2013	9/8/2012
China(a)	$335	$374	$557	$812
YRI	163	173	525	491
U.S.	164	162	502	486
India	(4)	—	(10)	(1)
Unallocated Occupancy and other(b)(f)	—	3	—	12
Unallocated and General and administrative expenses(f)	(46)	(41)	(133)	(124)
Unallocated Other income (expense)(c)(f)	(5)	(2)	(6)	72
Unallocated Closures and impairment expenses(d)(f)	(295)	—	(295)	—
Unallocated Refranchising gain (loss)(e)(f)	38	2	87	41
Operating Profit	$350	$671	$1,227	$1,789
Interest expense, net	(31)	(32)	(94)	(107)
Income Before Income Taxes	$319	$639	$1,133	$1,682

(a)
Includes equity income from investments in unconsolidated affiliates of $13 million and $16 million for the quarters ended September 7, 2013 and September 8, 2012, respectively. Includes equity income from investments in unconsolidated affiliates of $17 million and $38 million for the years to date ended September 7, 2013 and September 8, 2012, respectively.

(b)
Amounts represent depreciation reduction as a result of impairment losses recognized related to our decisions to refranchise Company operated Pizza Hut dine-in restaurants in the UK (see the Refranchising (Gain) Loss section of Note 4) and Company operated KFC restaurants in the U.S.

(c)	Includes gain upon acquisition of Little Sheep of $74 million for the year to date ended September 8, 2012. See the Little Sheep Acquisition and Impairment section of Note 4.

(d)	Amount represents impairment loss related to Little Sheep for the quarter and year to date ended September 7, 2013. See the Little Sheep Acquisition and Impairment section of Note 4.

(e)
Includes U.S. refranchising gains of $37 million for the quarter ended September 7, 2013. Includes U.S. refranchising gains of $82 million and $53 million for the years to date ended September 7, 2013 and September 8, 2012, respectively, and losses of $24 million related to the planned refranchising of our Pizza Hut UK dine-in business for the year to date ended September 8, 2012. See the Refranchising (Gain)Loss section of Note 4.

(f)	Amounts have not been allocated to any segment for performance reporting purposes.

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

The components of net periodic benefit cost associated with our U.S. pension plans and significant international pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended		Quarter ended
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Service cost	$5	$6	$—	$—
Interest cost	13	15	2	2
Expected return on plan assets	(14)	(17)	(3)	(2)
Amortization of net loss	13	15	—	—
Amortization of prior service cost	—	1	—	—
Net periodic benefit cost	$17	$20	$(1)	$—

Additional loss (gain) recognized due to:
Settlement (a)	$4	$—	$—	$—
Curtailment	$—	$—	$—	$—

	U.S. Pension Plans		International Pension Plans
	Year to date		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Service cost	$15	$18	$—	$1
Interest cost	38	45	6	6
Expected return on plan assets	(41)	(49)	(8)	(7)
Amortization of net loss	39	44	1	—
Amortization of prior service cost	1	1	—	—
Net periodic benefit cost	$52	$59	$(1)	$—

Additional loss (gain) recognized due to:
Settlement (a)	$14	$—	$—	$—
Curtailment (b)	$—	$—	$(5)	$—

(a)
Losses are a result of settlement transactions from a non-funded plan which exceeded the sum of annual service and interest costs for that plan. These losses were recorded in unallocated General and administrative expenses.

(b)	Gain is a result of terminating future service benefits for all participants in one of our UK plans. The gain was recorded in YRI's General and administrative expenses.

We made no contributions to the Plan during the year to date ended September 7, 2013. While we are not required to make any contributions to the Plan in 2013, we may choose to make additional discretionary contributions as part of our overall capital structure strategy. We do not anticipate making any significant contributions to any plan outside of the U.S. in 2013.

Note 11 - Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At September 7, 2013, our interest rate derivative instruments outstanding had notional amounts of $300 million and have been designated as fair value hedges of a portion of our debt.  These fair value hedges meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item.  At September 7, 2013, foreign currency forward contracts outstanding had a total notional amount of $519 million.

The fair values of derivatives designated as hedging instruments as of September 7, 2013 and December 29, 2012 were:

	9/7/2013	12/29/2012	Condensed Consolidated Balance Sheet Location
Interest Rate Swaps - Asset	$19	$24	Other assets
Foreign Currency Forwards - Asset	2	—	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(9)	(5)	Accounts payable and other current liabilities
Total	$12	$19

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $15 million to Long-term debt at September 7, 2013 and as an addition of $22 million to Long-term debt at December 29, 2012.  During the quarter and year to date ended September 7, 2013, Interest expense, net was reduced by $2 million and $6 million, respectively, for recognized gains on interest rate swaps. During the quarter and year to date ended September 8, 2012, Interest expense, net was reduced by $2 million and $10 million, respectively, for recognized gains on interest rate swaps.

Changes in fair value of derivative instruments:

	Year to date
	9/7/2013	9/8/2012
Beginning of Year Balance	$19	$34
Changes in fair value recognized into OCI	(2)	25
Changes in fair value recognized into income	(2)	7
Cash receipts	(3)	(13)
Ending Balance	$12	$53

For our foreign currency forward contracts the following effective portions of gains and losses were recognized into Accumulated OCI and reclassified into income from Accumulated OCI in the quarters and years to date ended September 7, 2013 and September 8, 2012:

	Quarter ended		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Gains (losses) recognized into Accumulated OCI, net of tax	$(7)	$9	$(1)	$16
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$(7)	$9	$(2)	$16

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Condensed Consolidated Statements of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the quarters and years to date ended September 7, 2013 and September 8, 2012.

Additionally, we had a net deferred loss of $11 million, net of tax, as of September 7, 2013 within Accumulated OCI due primarily to treasury locks and forward-starting interest rate swaps that were cash settled in prior years.  The majority of this loss arose from the 2007 settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being recognized in interest expense through 2037 consistent with interest payments made on the related Senior Unsecured Notes.  In the quarters and years to date ended September 7, 2013 and September 8, 2012, an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At September 7, 2013, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 12 - Fair Value Measurements

At September 7, 2013 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.1 billion (Level 2), compared to their carrying value of $2.8 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The following table presents the fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the year to date ended September 7, 2013.

	Fair Value
	Level	9/7/2013	12/29/2012
Foreign Currency Forwards, net	2	$(7)	$(5)
Interest Rate Swaps, net	2	19	24
Other Investments	1	19	17
Total		$31	$36

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.   The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities where employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities within Other assets on our Condensed Consolidated Balance Sheets and their fair value was determined based on the closing market prices of the respective mutual funds as of September 7, 2013 and December 29, 2012.

Non-Recurring Fair Value Measurements

(Gains) losses recognized from all non-recurring fair value measurements during the quarters and years to date ended September 7, 2013 and September 8, 2012:

	Quarter ended
	September 7, 2013	September 8, 2012
Refranchising related impairment - other (Level 3)(b)	$—	$4
Little Sheep impairment (Level 3)(a)	295	—
Total	$295	$4

	Year to date
	September 7, 2013	September 8, 2012
Restaurant-level impairment (Level 3)(c)	$5	$6
Refranchising related impairment - Pizza Hut UK (Level 2)(a)(b)	—	20
Refranchising related impairment - other (Level 3)(b)	—	4
Little Sheep impairment (Level 3)(a)	295	—
Little Sheep acquisition gain (Level 2)(a)	—	(74)
Total	$300	$(44)

(a)	See the Little Sheep Acquisition and Impairment section as well as the Refranchising (Gain) Loss section of Note 4 for further discussion.

(b)
Refranchising related impairment results from writing down the assets of restaurants or restaurant groups offered for refranchising, including certain instances where a decision has been made to refranchise restaurants that are deemed to be impaired. The fair value measurements used in our impairment evaluations were based on estimates of the sales prices we anticipated receiving from a buyer for the restaurant or restaurant groups (Level 3) or actual bids received from potential buyers (Level 2).

(c)
Restaurant-level impairment charges are recorded in Closures and impairment (income) expenses and resulted from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). The remaining net book value of these assets measured at fair value as of September 7, 2013 and September 8, 2012 subsequent to these impairments was not significant.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2066.  As of September 7, 2013, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $750 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 7, 2013 was approximately $650 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at September 7, 2013 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants in the U.S. and, to a lesser extent, in connection with the Company’s refranchising programs.  We have provided guarantees of $38 million in support of the franchisee loan program at September 7, 2013.  Loans outstanding under the loan pool totaled $47 million at September 7, 2013 with an additional $33 million available for lending at September 7, 2013. We have determined that we are not required to consolidate this entity as we share the power to direct this entity's lending activity with other parties.

In addition to the guarantee program described above, YUM has provided guarantees of $47 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were approximately $55 million at September 7, 2013.

Insurance Programs

We are self-insured for a substantial portion of our current and prior years’ loss exposures including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”).  To mitigate the cost of our exposures for certain property and casualty losses, we self-insure the risks of loss up to defined maximum per occurrence retentions on a line-by-line basis.  The Company then purchases insurance coverage, up to a certain limit, for losses that exceed the self-insurance per occurrence retention.  The insurers’ maximum aggregate loss limits are significantly above our actuarially-determined probable losses; therefore, we believe the likelihood of losses exceeding the insurers’ maximum aggregate loss limits is remote.  As of September 7, 2013 and December 29, 2012, we had liabilities recorded for self-insured property and casualty losses of $135 million and $142 million, respectively.

In the U.S. and in certain other countries, we are also self-insured for certain healthcare and long-term disability claims for eligible participating employees subject to certain deductibles and limitations.  We have accounted for our retained liabilities for property and casualty losses, healthcare and long-term disability claims, including both reported and incurred but not reported claims, based on information provided by independent actuaries.

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

In early 2013, four putative class action complaints were filed in the U.S. District Court for the Central District of California against the Company and certain executive officers alleging claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs alleged that defendants made false and misleading statements concerning the Company’s current and future business and financial condition. The four complaints were subsequently consolidated and transferred to the U.S. District Court for the Western District of Kentucky. On August 5, 2013, lead plaintiff, Frankfurt Trust Investment GmbH, filed a Consolidated Class Action Complaint (“Amended Complaint”) on behalf of a putative class of all persons who purchased the Company’s stock between February 6, 2012 and February 4, 2013 (the “Class Period”). The Amended Complaint no longer includes allegations relating to misstatements regarding the Company’s business or financial condition and instead alleges that, during the Class Period, defendants purportedly omitted information about the Company’s supply chain in China, thereby inflating the prices at which the Company's securities traded. On October 4, 2013, the Company and individual defendants filed a motion to dismiss the Amended Complaint. The Company denies liability and intends to vigorously defend against all claims in the Amended Complaint. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On January 24, 2013, Bert Bauman, a purported shareholder of the Company, submitted a letter demanding that the Board of Directors initiate an investigation of alleged breaches of fiduciary duties by directors, officers and employees of the Company. The breaches of fiduciary duties are alleged to have arisen primarily as a result of the failure to implement proper controls in connection with the Company's purchases of poultry from suppliers to the Company's China operations. Subsequently, similar demand letters by other purported shareholders were submitted. Those letters were referred to a special committee of the Board of Directors (the “Special Committee”) for consideration. The Special Committee, upon conclusion of an independent inquiry of the matters described in the letters, unanimously determined that it is not in the best interests of the Company to pursue the claims described in the letters and, accordingly, rejected each shareholder’s demand.

On May 9, 2013, Mr. Bauman filed a putative derivative action in Jefferson Circuit Court, Commonwealth of Kentucky against certain current and former officers and directors of the Company asserting breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with an alleged failure to implement proper controls in the Company's purchases of poultry from suppliers to the Company's China operations and with an alleged scheme to mislead investors about the Company's growth prospects in China. By agreement of the parties, the matter is temporarily stayed. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On February 8, 2013, Jennifer Zona, another purported shareholder of the Company, filed a putative derivative action in the U.S. District Court for the Central District of California against certain officers and directors of the Company asserting breaches of fiduciary duty in connection with an alleged scheme to mislead investors about the Company's growth prospects in China.  The shareholder plaintiff did not first submit a demand on the Board of Directors of the Company to bring this action as required under North Carolina law, and on February 13, 2013, the shareholder plaintiff requested voluntary dismissal of the complaint.  The case has been designated as “closed” on the court's docket.  Ms. Zona subsequently submitted a demand letter on February 14, 2013 similar to the demand letters described above.  On May 21, 2013, Ms. Zona filed a putative derivative action in the U.S. District Court for the Western District of Kentucky against certain officers and directors of the Company asserting claims similar to those asserted by Mr. Bauman. The case was subsequently reassigned to the same judge that the securities class action is before. On October 14, 2013, the Company filed a motion to dismiss on the basis of the Special Committee’s findings. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

On May 16, 2013, a putative class action styled Bernardina Rodriguez v. Taco Bell Corp. was filed in California Superior Court. The plaintiff seeks to represent a class of current and former California hourly restaurant employees alleging various violations of California labor laws including failure to provide meal and rest periods, failure to pay hourly wages, failure to provide accurate written wage statements, failure to timely pay all final wages, and unfair or unlawful business practices in violation of California Business & Professions Code §17200. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell removed the case to federal court and, on June 25, 2013, plaintiff filed a first amended complaint to include a claim seeking penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act (PAGA).

Taco Bell moved to dismiss or stay the action in light of the In Re Taco Bell Wage and Hour Actions case. A hearing on that motion was held on September 27, 2013, and the court subsequently requested additional briefing from both parties.

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

On July 9, 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the U.S. District Court for the District of Colorado. The complaint alleged that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law. On January 4, 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers. However, on March 11, 2010, the court granted Pizza Hut's pending motion to dismiss for failure to state a claim, with leave to amend. On March 31, 2010, plaintiffs filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserted state-law class action claims under the laws of sixteen different states. Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time. On August 9, 2010, the court granted plaintiffs' motion to amend. Pizza Hut filed another motion to dismiss the Second Amended Complaint. On July 15, 2011, the Court granted Pizza Hut's motion with respect to plaintiffs' state law claims but allowed the FLSA claims to go forward. Plaintiffs filed their Motion for Conditional Certification on August 31, 2011, and the Court granted plaintiffs' motion April 21, 2012. The opt-in period closed on August 23, 2012, and approximately 6,000 individuals opted in.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On August 6, 2010, a putative class action styled Jacquelyn Whittington v. Yum Brands, Inc., Taco Bell of America, Inc. and Taco Bell Corp. was filed in the U.S. District Court for the District of Colorado. The plaintiff seeks to represent a nationwide class, with the exception of California, of salaried assistant managers who were allegedly misclassified and did not receive compensation for all hours worked and did not receive overtime pay after 40 hours worked in a week. The Company has been dismissed from the case without prejudice. Taco Bell filed its answer on September 20, 2010, and the parties commenced class discovery. On September 16, 2011, plaintiffs filed their motion for conditional certification under the FLSA. The court heard plaintiffs' motion for conditional certification under the FLSA on January 10, 2012, granted conditional certification and ordered the notice of the opt-in class be sent to the putative class members. Approximately 488 individuals submitted opt-in forms. On June 14, 2013, the parties agreed to settle this matter. The parties have submitted the settlement to the court for approval. The costs associated with the settlement were not material.

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

Description of Business

YUM has nearly 40,000 restaurants in more than 130 countries and territories operating primarily under the KFC, Pizza Hut or Taco Bell brands.  The Company’s primary restaurant brands – KFC, Pizza Hut and Taco Bell – are the global leaders in the quick-service chicken, pizza and Mexican-style food categories, respectively.  Of the nearly 40,000 restaurants, 75% are operated by franchisees and unconsolidated affiliates, 20% are operated by the Company and 5% are operated by licensees.

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

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders through dividends and share repurchases.  The Company has one of the highest returns on invested capital in the QSR industry.  The Company’s dividend and share repurchase programs have returned over $3.1 billion and $8.2 billion to shareholders, respectively, since 2004.  The Company targets an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend at a double-digit percentage rate each year since first initiating a dividend in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

The ongoing earnings growth rates referenced above represent our average annual targets for the next several years. Consistent with these ongoing earnings growth rates, in December 2012 we indicated our expectation of at least 10% EPS growth for 2013. Due to negative publicity surrounding the December 2012 poultry supply incident, we subsequently lowered our 2013 full year expectations in February 2013, at which time we estimated that EPS, excluding Special Items, would decline by a mid-single digit percentage. In October 2013, as a result of a higher than expected full year tax rate and lower than expected China sales, the Company now estimates a high-single to low-double-digit full-year decline in EPS before Special Items. See the Internal Revenue Service Proposed Adjustment and China Poultry Supply Incident and Avian Flu sections within the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for further discussion.

Quarter Ended September 7, 2013 Highlights

●	Worldwide system sales grew 1%, prior to foreign currency translation, including 5% growth at YRI. System sales declined 2% in China and were flat in the U.S.

●	Same-store sales declined 11% in China. Same-store sales grew 1% at YRI and were flat in the U.S.

●	Total international development was 364 new restaurants; 79% of this development occurred in emerging markets.

●	Worldwide restaurant margin declined 1.3 percentage points to 17.6%, including declines of 1.9 percentage points in China, 0.6 percentage points at YRI and 0.7 percentage points in the U.S.

●	Worldwide operating profit declined 9%, prior to foreign currency translation, including declines of 14% in China and 2% at YRI. Operating profit grew 1% in the U.S.

●	Worldwide effective tax rate, prior to Special Items, increased to 33.1% from 25.1% due to a tax reserve adjustment. The tax rate increase negatively impacted EPS results by 10 percentage points.

●	A non-cash, Special Item net charge of $258 million related to the impairment of Little Sheep intangible assets was recorded in the quarter. This charge impacted reported EPS by 55 percentage points.

●	On September 19, 2013, the Company announced a 10% increase in its quarterly dividend, marking the ninth consecutive year the dividend increased at a double-digit percentage rate.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Quarter ended				Year to date
	9/7/2013	9/8/2012	% B/(W)		9/7/2013	9/8/2012	% B/(W)
Company sales	$3,021	$3,142	(4)		$7,594	$8,248	(8)
Franchise and license fees and income	445	427	4		1,311	1,232	6
Total revenues	$3,466	$3,569	(3)		$8,905	$9,480	(6)
Company restaurant profit	$531	$599	(11)		$1,174	$1,462	(20)

% of Company sales	17.6%	19.1%	(1.5)	ppts.	15.5%	17.7%	(2.2)	ppts.

Operating Profit	$350	$671	(48)		$1,227	$1,789	(31)
Interest expense, net	31	32	8		94	107	13
Income tax provision	182	161	(14)		384	410	6
Net Income – including noncontrolling interests	$137	$478	(71)		$749	$1,272	(41)
Net Income (loss) – noncontrolling interests	(15)	7	NM		(21)	12	NM
Net Income – YUM! Brands, Inc.	$152	$471	(68)		$770	$1,260	(39)

Diluted earnings per share (a)	$0.33	$1.00	(67)		$1.66	$2.65	(37)

(a)	See Note 2 for the number of shares used in this calculation.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

The following factors impacted comparability of operating performance for the quarters and/or years to date ended September 7, 2013 and September 8, 2012 and/or could impact comparability with the remainder of our results in 2013 or beyond.  Certain of these factors were previously discussed in our 2012 Form 10-K.

Special Items

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") throughout this document, the Company has provided non-GAAP measurements which present operating results in 2013 and 2012 on a basis before Special Items.  Included in Special Items are charges associated with the impairment of certain Little Sheep assets in 2013, the gain upon the acquisition of Little Sheep in 2012, U.S. refranchising gain (loss), losses associated with the refranchising of the Pizza Hut UK dine-in business and charges relating to U.S. General and Administrative ("G&A") productivity initiatives and realignment of resources. Other Special Items Income (Expense) in 2013 includes a retirement plan settlement charge related to the continuation of a program that began in the fourth quarter of 2012 to pay out certain deferred vested balances. Other Special Items Income (Expense) in 2012 includes the depreciation reductions from Pizza Hut UK and KFC U.S. restaurants impaired upon our decision or offer to refranchise that remained Company stores for some or all of the periods presented and gains from real estate sales related to our previously refranchised Mexico business.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in the quarters and years to date ended September 7, 2013 and September 8, 2012 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

	Quarter ended		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Detail of Special Items
U.S. Refranchising gain (loss)	$37	$(1)	$82	$53
Little Sheep impairment	(295)	—	(295)	—
Gain upon acquisition of Little Sheep	—	—	—	74
Charges relating to U.S. G&A productivity initiatives and realignment of resources	(5)	—	(5)	—
Losses associated with refranchising the Pizza Hut UK dine-in business	(1)	(1)	(1)	(24)
Other Special Items Income (Expense)	(3)	5	(3)	15
Total Special Items Income (Expense)	(267)	3	(222)	118
Tax Benefit (Expense) on Special Items(a)	12	—	(3)	(9)
Special Items Income (Expense), net of tax - including noncontrolling interests	(255)	3	(225)	109
Special Items Income (Expense), net of tax - noncontrolling interests	19	—	19	—
Special Items Income (Expense), net of tax - Yum Brands, Inc.	$(236)	$3	$(206)	$109
Average diluted shares outstanding	461	472	463	476
Special Items diluted EPS	$(0.52)	$0.01	$(0.45)	$0.23

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$617	$668	$1,449	$1,671
Special Items Income (Expense)	(267)	3	(222)	118
Reported Operating Profit	$350	$671	$1,227	$1,789

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.85	$0.99	$2.11	$2.42
Special Items EPS	(0.52)	0.01	(0.45)	0.23
Reported EPS	$0.33	$1.00	$1.66	$2.65

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	33.1%	25.1%	28.2%	25.6%
Impact on Tax Rate as a result of Special Items(a)	24.1%	—%	5.7%	(1.2)%
Reported Effective Tax Rate	57.2%	25.1%	33.9%	24.4%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Refranchising Gain (Loss)

In the quarter ended September 7, 2013, we recorded net pre-tax refranchising gains of $37 million in the U.S., primarily related to Taco Bell. In the years to date ended September 7, 2013 and September 8, 2012, we recorded net pre-tax refranchising gains of $82 million and $53 million, respectively, in the U.S., primarily related to Taco Bell. Refranchising activity is more fully discussed in the Refranchising (Gain) Loss section of Note 4 and the Store Portfolio Strategy section of this MD&A.

Little Sheep Acquisition and Impairment

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

The purchase price paid for the additional 66% interest and the resulting purchase price allocation assumed same-store sales growth and new-unit development for the brand. As a result of consolidating Little Sheep, the primary assets recorded were an indefinite-lived Little Sheep trademark and goodwill of approximately $400 million and $375 million, respectively. The goodwill was assigned to the newly formed Little Sheep reporting unit within our China Division.

The same-store sales growth and new unit development that we assumed upon acquisition have yet to materialize. Sales growth was negatively impacted initially by a longer than expected purchase approval and ownership transition phase. Our efforts to regain sales momentum were significantly compromised in May 2013 due to negative publicity from quality issues with other unrelated hot pot concepts in China, even though there was not an issue with the quality of Little Sheep products. During the third quarter we saw limited recovery in the Little Sheep business, and sales and profits continued to be below our expectations.

While we remain confident in the long-term potential of Little Sheep, these sustained declines in sales and profits, coupled with the anticipated time it will now take for the business to recover, resulted in a determination during the quarter ended September 7, 2013 that it is not more likely than not that the Little Sheep trademark and reporting unit fair values are in excess of their carrying values. Therefore, our Little Sheep trademark and goodwill were tested for impairment in the quarter ended September 7, 2013, prior to the annual impairment reviews performed in the fourth quarter of each year in accordance with our accounting policy.

As a result of comparing the trademark’s fair value of $345 million to its carrying value of $414 million, an impairment charge of $69 million was recorded. Additionally, after determining the fair value of the Little Sheep reporting unit was less than its carrying value, goodwill was written down to $162 million, resulting in an impairment charge of $222 million. The Company also evaluated other Little Sheep long-lived assets for impairment and recorded a $4 million impairment charge related to restaurant-level PP&E.

These non-cash impairment charges totalling $295 million were recorded in Closures and impairment (income) expense on our Condensed Consolidated Statement of Income and were not allocated to any segment for performance reporting purposes, consistent with the classification of the $74 million gain that was recorded upon acquisition. We recorded an $18 million tax benefit associated with these impairments and allocated $19 million of the net impairment charges to Net Income (loss) - noncontrolling interests, which resulted in a net impairment charge of $258 million allocated to Net Income - YUM! Brands, Inc.

The fair values of the Little Sheep trademark and reporting unit were based on the estimated prices a willing buyer would pay. The fair value of the trademark was determined using a relief from royalty valuation approach and included future estimated sales as a significant input. The reporting unit fair value was determined using an income approach with future cash flow estimates generated by the business as a significant input. Future cash flow estimates are impacted by sales growth, margin improvement and new unit development assumptions that are highly correlated as cash flow growth can be achieved through various inter-related strategies such as product pricing, restaurant productivity initiatives and the timing of new unit development. Both fair values incorporated a discount rate of 13% as our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing the Little Sheep trademark or reporting unit.

While future business results are difficult to predict, we believe the recent decline in Little Sheep sales and profits will be reversed over time. As such, the inputs used in determining the fair values of the Little Sheep trademark and reporting unit assume that the business will recover to pre-acquisition sales and profit levels over the next three years. Long-term average growth assumptions subsequent to this assumed recovery include same-store-sales growth of 4% and average annual net unit development of approximately 75 units.

Pizza Hut United Kingdom ("UK") Refranchising

During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the UK. The franchise agreement for these stores allows the franchisee to pay continuing franchise fees in the initial years of the agreement at a reduced rate. We agreed to allow the franchisee to pay these reduced fees in part as consideration for their assumption of lease liabilities related to underperforming stores that we anticipate they will close that were part of the refranchising. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront refranchising gain (loss). Accordingly, upon the closing of this refranchising in the fourth quarter of 2012, we recognized a loss of $53 million representing the estimated value of these reduced continuing fees. The associated deferred credit is being amortized into YRI's Franchise and license fees and income over the next 4 years, including $4 million and $11 million in the quarter and year to date ended September 7, 2013, respectively. For the quarter ended September 7, 2013, the refranchising of the Pizza Hut UK dine-in restaurants decreased Company sales by 18% and increased Franchise and license fees and income and Operating Profit by 2% and less than 1%, respectively, for the YRI Division. For the year to date ended September 7, 2013, the refranchising of the Pizza Hut UK dine-in restaurants decreased Company sales by 19% and increased both Franchise and license fees and income and Operating Profit by 2% for the YRI Division.

During the year to date ended September 8, 2012 we recorded pre-tax losses of $24 million and a $5 million related income tax benefit due to the then planned refranchising of the remaining Company-owned Pizza Hut UK dine-in restaurants.

China Poultry Supply Incident and Avian Flu

In late December 2012 our KFC China sales began to be negatively impacted by intense media attention surrounding the poultry supply incident in China, as further described in our 2012 Form 10-K. As a result, our KFC China same-store sales in the quarter ended March 23, 2013 (January and February for the China Division) declined 24%. KFC China sales were further negatively impacted beginning in April by the intense media surrounding Avian Flu in China. The combination of these events resulted in our second quarter (March through May for the China Division) KFC China same-store sales declining 26%.

During the third quarter (June through August for the China Division), the extensive media surrounding Avian flu in China subsided and our KFC China same-store sales declined 14%, an improvement versus the first half of the year. China Division restaurant margins declined 1.9 and 4.0 percentage points for the quarter and year to date ended September 7, 2013, respectively, which was largely driven by sales de-leverage. China Division Operating Profit also declined by 14% and 33%, prior to foreign currency translation, for the quarter and year to date ended September 7, 2013, respectively.

We previously expected that China Division sales would be positive in the fourth quarter. However, KFC China’s same-store sales for September, the first month of China's fourth quarter, were lower than anticipated, declining 13%. The timing and extent of any additional recovery for the balance of the year in our KFC China sales continues to be difficult to forecast. However, in light of KFC China's same-store sales performance in September relative to our expectations, it is now unlikely our China Division same-store sales will be positive for the fourth quarter of 2013. See the Strategies section of this MD&A for a discussion of the expected impact of KFC China same-store sales on YUM's 2013 EPS growth.

Turkey Restaurant Acquisition

In April 2013, we acquired 65 KFC and 41 Pizza Hut restaurants from an existing franchisee in Turkey for $86 million of cash and a potential payment of up to $19 million to be made in 2016 based on results of the business through 2015.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates positively impacted the translation of our foreign currency denominated Operating Profit in our China Division by $12 million and $15 million for the quarter and year to date ended September 7, 2013, respectively, while foreign currency exchange rates negatively impacted Operating profit in our YRI Division by $6 million and $12 million for the quarter and year to date ended September 7, 2013, respectively.

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining or acquiring Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.

The following table summarizes our worldwide refranchising activities:

	Quarter ended		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Number of units refranchised	64	196	225	396
Refranchising proceeds, pre-tax	$63	$55	$218	$187
Refranchising (gain) loss, pre-tax	$(38)	$(2)	$(87)	$(41)

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

The following tables summarize the impact of refranchising on Total revenues as described above:

	Quarter ended 9/7/13
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(16)	$(109)	$(121)	$—	$(246)
Increased Franchise and license fees and income	2	6	8	—	16
Decrease in Total revenues	$(14)	$(103)	$(113)	$—	$(230)

	Year to date 9/7/13
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(42)	$(321)	$(383)	$—	$(746)
Increased Franchise and license fees and income	5	16	26	—	47
Decrease in Total revenues	$(37)	$(305)	$(357)	$—	$(699)

The following tables summarize the impact of refranchising on Operating Profit as described above:

	Quarter ended 9/7/13
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(3)	$(10)	$(17)	$—	$(30)
Increased Franchise and license fees and income	2	6	8	—	16
Increased Franchise and license expenses	(1)	(1)	—	—	(2)
Decreased G&A	—	5	2	—	7
(Decrease) Increase in Operating Profit	$(2)	$—	$(7)	$—	$(9)

	Year to date 9/7/13
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(6)	$(19)	$(46)	$—	$(71)
Increased Franchise and license fees and income	5	16	26	—	47
Increased Franchise and license expenses	(3)	(2)	(2)	—	(7)
Decreased G&A	—	15	6	—	21
(Decrease) Increase in Operating Profit	$(4)	$10	$(16)	$—	$(10)

Internal Revenue Service Proposed Adjustment

On June 23, 2010, the Company received a Revenue Agent Report (RAR) from the Internal Revenue Service (the "IRS") relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $240 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $40 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2012, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $130 million plus net interest to date of approximately $5 million.

For the quarter ended September 7, 2013, our effective tax rate, excluding special items, increased from 25.1% to 33.1% primarily as a result of incremental provisions recorded related to this matter. We believe that the Company has properly reported taxable income and paid taxes in accordance with applicable laws and that the proposed adjustments are inconsistent with applicable income tax laws, Treasury Regulations and relevant case law.  We intend to defend our position vigorously and have filed a protest with the IRS.  As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for its position in accordance with GAAP, which includes the additional provision recorded in the quarter ended September 7, 2013.  There can be no assurance that payments due upon final resolution of this issue will not exceed our currently recorded reserve and such payments could have a material, adverse effect on our financial position.  Additionally, if increases to our reserves are deemed necessary due to future developments related to this issue, such increases could have a material, adverse effect on our results of operations as they are recorded.  The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution.

Restaurant Unit Activity

Worldwide	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees (a)
Beginning of year	28,608	7,578	660	36,846
New Builds	692	535	37	1,264
Acquisitions	(133)	133	—	—
Refranchising	225	(225)	—	—
Closures	(508)	(157)	(8)	(673)
Other	9	—	—	9
End of quarter	28,893	7,864	689	37,446
% of Total	77%	21%	2%	100%

China	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees
Beginning of year	519	4,547	660	5,726
New Builds	6	415	37	458
Acquisitions	(1)	1	—	—
Refranchising	11	(11)	—	—
Closures	(41)	(100)	(8)	(149)
Other	—	—	—	—
End of quarter	494	4,852	689	6,035
% of Total	8%	80%	12%	100%

YRI	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	13,322	1,178	—	14,500
New Builds	505	62	—	567
Acquisitions	(110)	110	—	—
Refranchising	33	(33)	—	—
Closures	(284)	(29)	—	(313)
Other	2	—	—	2
End of quarter	13,468	1,288	—	14,756
% of Total	91%	9%	—%	100%

United States	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Beginning of year	14,294	1,733	—	16,027
New Builds	162	43	—	205
Acquisitions	(16)	16	—	—
Refranchising	181	(181)	—	—
Closures	(172)	(25)	—	(197)
Other	7	—	—	7
End of quarter	14,456	1,586	—	16,042
% of Total	90%	10%	—%	100%

India	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees
Beginning of year	473	120	—	593
New Builds	19	15	—	34
Acquisitions	(6)	6	—	—
Refranchising	—	—	—	—
Closures	(11)	(3)	—	(14)
Other	—	—	—	—
End of quarter	475	138	—	613
% of Total	77%	23%	—%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,118, 122 and 1,996 licensed units, respectively, at September 7, 2013.  While there are no licensed units in China, we have excluded from the Worldwide and China totals 7 Company-operated units that are similar to licensed units. There are no licensed units in India. The units excluded offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information at this time.

System Sales Growth

The following table details the key drivers of system sales growth for each reportable segment for the quarter and year to date ended September 7, 2013 vs. September 8, 2012.  Net unit growth and other represents the net impact of actual system sales growth due to new unit openings and historical system sales lost due to closures as well as any necessary rounding.

	Quarter ended 9/7/13 vs. Quarter ended 9/8/12
	China	YRI	U.S.	India(a)	Worldwide
Same-store sales growth (decline)	(11)%	1%	—%	(1)%	(2)%
Net unit growth and other	9	4	—	21	3
Foreign currency translation	3	(4)	N/A	(8)	—
% Change	1%	1%	—%	12%	1%
% Change, excluding forex	(2)%	5%	N/A	20%	1%

	Year to date 9/7/13 vs. Year to date 9/8/12
	China	YRI	U.S.	India(a)	Worldwide
Same-store sales growth (decline)	(16)%	1%	1%	(2)%	(3)%
Net unit growth and other	9	4	—	21	4
Foreign currency translation	2	(3)	N/A	(7)	(1)
% Change	(5)%	2%	1%	12%	—%
% Change, excluding forex	(7)%	5%	N/A	19%	1%

(a)
At the beginning of fiscal 2013, we eliminated the period lag that we previously used to facilitate the reporting of our India Division's results. Accordingly, the India Division's 2013 third quarter results include the months of June through August 2013 and the 2013 year to date results include the months of January through August 2013. Due to the immateriality of the India Division's results we did not restate the prior year operating results for the elimination of this period lag and therefore the 2012 third quarter results continue to include the months of May through July 2012 and the 2012 year to date results include the months of December 2011 through July 2012. Additionally, the table above compares these months. If we had compared like months in 2013 to 2012, India Division system sales, excluding the impact of foreign currency translation, and same-store sales would have been flat and higher by 1% versus what is shown above, respectively, for the quarter ended September 7, 2013 and India Division system sales, excluding the impact of foreign currency translation, and same-store sales both would have been higher by 2% versus what is shown above for the year to date ended September 7, 2013.

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

The dollar changes in Company sales and Restaurant profit were as follows:

China
	Quarter ended
Income / (Expense)	9/8/2012	Store Portfolio Actions	Other	FX	9/7/2013
Company sales	$1,958	$174	$(204)	$73	$2,001
Cost of sales	(662)	(54)	76	(24)	(664)
Cost of labor	(334)	(30)	20	(13)	(357)
Occupancy and other	(543)	(55)	29	(22)	(591)
Restaurant profit	$419	$35	$(79)	$14	$389
Restaurant Margin	21.4%				19.5%

	Year to date
Income / (Expense)	9/8/2012	Store Portfolio Actions	Other	FX	9/7/2013
Company sales	$4,692	$462	$(707)	$116	$4,563
Cost of sales	(1,611)	(144)	285	(38)	(1,508)
Cost of labor	(815)	(98)	29	(23)	(907)
Occupancy and other	(1,325)	(164)	106	(36)	(1,419)
Restaurant profit	$941	$56	$(287)	$19	$729
Restaurant Margin	20.0%				16.0%

In the quarter ended September 7, 2013, the increase in China Company sales and Restaurant profit associated with store portfolio actions was driven by new-unit development, partially offset by restaurant closures. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales declines of 11% and the impact of wage rate inflation, partially offset by labor efficiencies.

In the year to date ended September 7, 2013, the increase in China Company sales and Restaurant profit associated with store portfolio actions was driven by new-unit development and the 2012 acquisition of Little Sheep, partially offset by restaurant closures. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales declines of 15% and the impact of wage rate inflation, partially offset by labor efficiencies.

YRI
	Quarter ended
Income / (Expense)	9/8/2012	Store Portfolio Actions	Other	FX	9/7/2013
Company sales	$565	$(57)	$8	$(9)	$507
Cost of sales	(185)	7	(1)	4	(175)
Cost of labor	(140)	20	(1)	2	(119)
Occupancy and other	(165)	22	(7)	2	(148)
Restaurant profit	$75	$(8)	$(1)	$(1)	$65
Restaurant Margin	13.3%				12.7%

	Year to date
Income / (Expense)	9/8/2012	Store Portfolio Actions	Other	FX	9/7/2013
Company sales	$1,651	$(211)	$31	$(14)	$1,457
Cost of sales	(541)	39	(9)	7	(504)
Cost of labor	(415)	71	(3)	3	(344)
Occupancy and other	(490)	84	(17)	3	(420)
Restaurant profit	$205	$(17)	$2	$(1)	$189
Restaurant Margin	12.4%				13.0%

In the quarter ended September 7, 2013, the decrease in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by the refranchising of our remaining Company-owned Pizza Hut dine-in restaurants in the UK in the fourth quarter of 2012. New-unit development and the Turkey acquisition partially offset the decline in sales related to refranchising. Significant other factors impacting Company sales and/or Restaurant profit were higher restaurant operating costs, primarily in our KFC UK market, partially offset by Company same-store sales growth of 2%.

In the year to date ended September 7, 2013, the decrease in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by the refranchising of our remaining Company-owned Pizza Hut dine-in restaurants in the UK in the fourth quarter of 2012. New-unit development and the Turkey acquisition partially offset the decline in sales related to refranchising. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 2% and higher restaurant operating costs primarily in our KFC UK market.

U.S.
	Quarter ended
Income / (Expense)	9/8/2012	Store Portfolio Actions	Other	9/7/2013
Company sales	$598	$(109)	$(2)	$487
Cost of sales	(173)	32	(3)	(144)
Cost of labor	(174)	32	—	(142)
Occupancy and other	(151)	29	(1)	(123)
Restaurant profit	$100	$(16)	$(6)	$78
Restaurant Margin	16.7%			16.0%

	Year to date
Income / (Expense)	9/8/2012	Store Portfolio Actions	Other	9/7/2013
Company sales	$1,850	$(347)	$(1)	$1,502
Cost of sales	(537)	105	(4)	(436)
Cost of labor	(549)	105	4	(440)
Occupancy and other	(464)	95	(1)	(370)
Restaurant profit	$300	$(42)	$(2)	$256
Restaurant Margin	16.2%			17.1%

In the quarter and year to date ended September 7, 2013, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by new-unit development. Significant other factors impacting Restaurant profit were higher commodity costs and promotional activities. Company same-store sales were flat in both the quarter and year to date ended September 7, 2013.

Franchise and License Fees and Income

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	9/7/2013	9/8/2012
China	$32	$30	7	4
YRI	212	204	4	7
U.S.	197	189	5	N/A
India	4	4	(20)	(14)
Worldwide	$445	$427	4	5

	Year to date		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	9/7/2013	9/8/2012
China	$70	$70	(1)	(3)
YRI	644	596	8	10
U.S.	586	555	6	N/A
India	11	11	(2)	4
Worldwide	$1,311	$1,232	6	7

China Franchise and license fees and income increased 4% and decreased 3% for the quarter and year to date ended September 7, 2013, respectively, excluding the impact of foreign currency translation. The quarter to date increase was driven by refranchising and franchise new unit development, partially offset by franchise same-store sales declines. The year to date decrease was driven by franchise same-store sales declines, partially offset by refranchising and franchise new unit development.

YRI Franchise and license fees and income increased 7% and 10% for the quarter and year to date ended September 7, 2013, respectively, excluding the impact of foreign currency translation. The increases were driven by franchise new unit development, refranchising and franchise same-store sales growth.

U.S. Franchise and license fees and income increased 5% and 6% for the quarter and year to date ended September 7, 2013, respectively. The quarter and year to date increases were driven by refranchising and franchise new unit development.

General and Administrative Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	9/7/2013	9/8/2012
China	$88	$84	6	2
YRI	95	91	3	4
U.S.	92	110	(16)	N/A
India	6	6	15	26
Unallocated	46	41	9	N/A
Worldwide	$327	$332	(1)	(2)

	Year to date		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	9/7/2013	9/8/2012
China	$233	$213	10	7
YRI	265	275	(4)	(3)
U.S.	284	322	(11)	N/A
India	18	16	15	24
Unallocated	133	124	7	N/A
Worldwide	$933	$950	(2)	(2)

China G&A expenses for the quarter ended September 7, 2013, excluding the impact of foreign currency translation, increased due to higher headcount and wage inflation, partially offset by lower incentive compensation costs.

China G&A expenses for the year to date ended September 7, 2013, excluding the impact of foreign currency translation, increased due to higher headcount and wage inflation, partially offset by lower incentive compensation costs, and additional G&A as a result of consolidating Little Sheep beginning in the second quarter of 2012.

YRI G&A expenses for the quarter ended September 7, 2013, excluding the impact of foreign currency translation, increased due to higher headcount in strategic growth markets, including the acquisition of restaurants in Turkey, partially offset by the impact of refranchising our remaining Company-owned Pizza Hut UK dine-in restaurants in the fourth quarter of 2012.

YRI G&A expenses for the year to date ended September 7, 2013, excluding the impact of foreign currency translation, decreased due to the impact of refranchising our remaining Company-owned Pizza Hut UK dine-in restaurants in the fourth quarter of 2012, lapping certain prior year headquarter restructuring costs and a pension curtailment gain in the first quarter of 2013 related to one of our UK plans, partially offset by higher headcount in strategic growth markets, including the acquisition of restaurants in Turkey.

U.S. G&A expenses for the quarter ended September 7, 2013 decreased due to lower incentive compensation costs, lapping state audit reserves recorded in the prior year and the impact of refranchising.

U.S. G&A expenses for the year to date ended September 7, 2013 decreased due to lapping legal settlement charges, lower incentive compensation costs, the impact of refranchising and lapping state audit reserves recorded in the prior year.

Unallocated G&A expenses for the quarter ended September 7, 2013 increased due to costs associated with the outsourcing of shared services in the U.S. and pension settlement charges, partially offset by lapping charges recorded in the prior year related to the expiration of a purchase option associated with a lease and lower incentive compensation costs.

Unallocated G&A expenses for the year to date ended September 7, 2013 increased due to pension settlement charges, costs associated with the outsourcing of shared services in the U.S. and higher legal and professional fees, partially offset by lower incentive compensation costs, lapping charges recorded in the prior year related to the expiration of a purchase option associated with a lease and lower convention and meeting costs.

Franchise and License Expenses

	Quarter ended		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	9/7/2013	9/8/2012
China	$3	$3	51	46
YRI	20	13	58	60
U.S.	20	16	25	N/A
India	1	—	NM	NM
Worldwide	$44	$32	42	43

	Year to date		% Increase (Decrease)	% Increase (Decrease) Excluding FX
	9/7/2013	9/8/2012
China	$8	$6	50	46
YRI	44	34	30	32
U.S.	54	44	21	N/A
India	2	—	NM	NM
Worldwide	$108	$84	29	29

China Franchise and license expenses for the quarter and year to date ended September 7, 2013, excluding the impact of foreign currency translation, increased primarily due to higher franchise-related rent expense and depreciation as a result of refranchising.

YRI Franchise and license expenses for the quarter and year to date ended September 7, 2013, excluding the impact of foreign currency translation, increased primarily due to franchise convention costs.

U.S. Franchise and license expenses for the quarter and year to date ended September 7, 2013 increased primarily due to higher marketing costs, higher equipment incentives and higher franchise-related rent expense and depreciation as a result of refranchising.

Worldwide Other (Income) Expense

	Quarter ended		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Equity income from investments in unconsolidated affiliates(a)	$(13)	$(16)	$(17)	$(38)
Gain upon acquisition of Little Sheep(b)	—	—	—	(74)
Foreign exchange net (gain) loss and other(c)	6	5	11	15
Other (income) expense	$(7)	$(11)	$(6)	$(97)

(a)	Declines in the quarter and year to date ended September 7, 2013 are due to the impact of KFC sales declines in China on net income of our unconsolidated affiliates.

(b)	See the Little Sheep Acquisition and Impairment section of Note 4 for further discussion of the gain upon acquisition of Little Sheep.

(c)	The year to date ended September 8, 2012 includes $6 million of deal costs related to the acquisition of Little Sheep that were allocated to the China Division for performance reporting purposes.

Worldwide Closure and Impairment Expense and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the Closure and impairment (income) expenses and Refranchising (gain) loss by reportable operating segment. See Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results and the Little Sheep Acquisition and Impairment section of Note 4 for more information on Little Sheep Impairment.

Operating Profit

	Quarter ended				Year to date
	9/7/2013	9/8/2012	% B/(W)		9/7/2013	9/8/2012	% B/(W)
China	$335	$374	(11)		$557	$812	(31)
YRI	163	173	(6)		525	491	7
U.S.	164	162	1		502	486	3
India	(4)	—	NM		(10)	(1)	NM
Unallocated and General and administrative expenses	(46)	(41)	(9)		(133)	(124)	(7)
Unallocated Occupancy and other	—	3	NM		—	12	NM
Unallocated Other income (expense)	(5)	(2)	NM		(6)	72	NM
Unallocated Closures and impairment expenses	(295)	—	NM		(295)	—	NM
Unallocated Refranchising gain (loss)	38	2	NM		87	41	NM
Operating Profit	$350	$671	(48)		$1,227	$1,789	(31)
China Operating margin	16.5%	18.8%	(2.3)	ppts.	12.0%	17.1%	(5.1)	ppts.
YRI Operating margin	22.6%	22.5%	0.1	ppts.	25.0%	21.9%	3.1	ppts.
U.S. Operating margin	23.8%	20.5%	3.3	ppts.	24.0%	20.2%	3.8	ppts.
India Operating margin	(12.7)%	0.6%	(13.3)	ppts.	(11.9)%	(1.7)%	(10.2)	ppts.

China Division Operating Profit decreased 11% in the quarter ended September 7, 2013, including a 3% favorable impact from foreign currency translation. Excluding foreign currency, the decrease was driven by same-store sales declines, partially offset by the impact of new unit development.

China Division Operating Profit decreased 31% in the year to date ended September 7, 2013, including a 2% favorable impact from foreign currency translation. Excluding foreign currency, the decrease was driven by same-store sales declines and higher G&A expenses, partially offset by the impacts of new unit development.

YRI Division Operating Profit decreased 6% in the quarter ended September 7, 2013, including a 4% unfavorable impact from foreign currency translation. Excluding foreign currency, the decrease was driven by the impact of higher restaurant operating costs and higher franchise and license expenses, partially offset by new-unit development.

YRI Division Operating Profit increased 7% in the year to date ended September 7, 2013, including a 2% unfavorable impact from foreign currency translation. The refranchising of our Pizza Hut UK dine-in business in the fourth quarter of 2012 favorably impacted Operating Profit by 2%. Excluding foreign currency and the Pizza Hut UK refranchising, the increase was driven by the impact of same-store sales growth and new-unit development, partially offset by higher restaurant operating costs and higher franchise and license expenses.

U.S. Operating Profit increased 1% in the quarter ended September 7, 2013. Refranchising unfavorably impacted Operating Profit by 5%. Excluding the unfavorable impact from refranchising, the increase was driven by lower G&A expenses and net new-unit development, partially offset by commodity inflation and promotional activities.

U.S. Operating Profit increased 3% in the year to date ended September 7, 2013. Refranchising unfavorably impacted Operating Profit by 4%. Excluding the unfavorable impact from refranchising, the increase was driven by lower G&A expenses, same-store sales growth and net new-unit development.

Unallocated Other income (expense) for the year to date ended September 8, 2012 represents a non-cash gain of $74 million related to our acquisition of Little Sheep. See the Little Sheep Acquisition and Impairment section of Note 4.

Unallocated Closure and impairment expenses for the quarter and year to date ended September 7, 2013 represents an impairment charge of $295 million related to Little Sheep. See the Little Sheep Acquisition and Impairment section of Note 4.

Unallocated Refranchising gain (loss) for the quarter and year to date ended September 7, 2013 includes pre-tax gains of $37 million and $82 million, respectively, related to our U.S. refranchising. See the Refranchising (Gain) Loss section of Note 4.

Unallocated Refranchising gain (loss) for the year to date ended September 8, 2012 includes pre-tax gains of $53 million related to our U.S. refranchising. Additionally, the year to date ended September 8, 2012 includes losses of $24 million due to the then planned refranchising of our remaining Company-owned Pizza Hut UK dine-in restaurants. See the Refranchising (Gain) Loss section of Note 4.

Interest Expense, Net

	Quarter ended			Year to date
	9/7/2013	9/8/2012	% B/(W)	9/7/2013	9/8/2012	% B/(W)
Interest expense	$36	$36	4	$104	$118	13
Interest income	(5)	(4)	28	(10)	(11)	(14)
Interest expense, net	$31	$32	8	$94	$107	13

Interest expense, net decreased 13% for the year to date ended September 7, 2013 due to lower average borrowings compared to the prior year to date.

Income Taxes

	Quarter ended		Year to date
	9/7/2013	9/8/2012	9/7/2013	9/8/2012
Income taxes	$182	$161	$384	$410
Effective tax rate	57.2%	25.1%	33.9%	24.4%

Our third quarter and year to date effective tax rates were higher than the prior year primarily due to the impact of the $222 million non-cash impairment of Little Sheep goodwill, which resulted in no related tax benefit, and the unfavorable impact of increasing prior year unrecognized tax benefits related to the continuing dispute with the IRS regarding a valuation of intangibles. See the Internal Revenue Service Proposed Adjustment section within this MD&A for further details on that matter. Our year to date effective tax rate was also negatively impacted by lapping the prior year impact of the $74 million gain recognized upon our acquisition of additional interest in Little Sheep, which resulted in no related tax expense.

Our overall effective tax rate continues to be favorably impacted by the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S tax rate.

Consolidated Cash Flows

Net cash provided by operating activities was $1,553 million versus $1,818 million in 2012. The decrease was primarily due to lower operating profit before Special Items.

Net cash used in investing activities was $587 million versus $747 million in 2012. The decrease was primarily driven by lapping the acquisition of Little Sheep and release of related restricted cash. See the Little Sheep Acquisition and Impairment section of Note 4.

Net cash used in financing activities was $975 million versus $1,322 million in 2012. The decrease was driven by lapping the 2012 bond repayment and decreased share repurchases, partially offset by increased dividends.

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

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of September 7, 2013 we also had approximately $1.2 billion in unused capacity under our revolving credit facility that expires in November 2017.

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

We currently have investment-grade ratings from Standard & Poor’s Rating Services (BBB) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets cost-effectively, if necessary.  Based on the amount and composition of our debt at September 7, 2013, which included no borrowings outstanding under our credit facility, our interest expense would not materially increase on a full year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

In the year to date ended September 7, 2013, we invested $699 million in capital spending, including $403 million in China, $182 million in YRI, $96 million in the U.S. and $18 million in India.

In the year to date ended September 7, 2013, we repurchased shares for $490 million.  At September 7, 2013, we had remaining capacity to repurchase up to $463 million (excluding applicable transaction fees) of our outstanding Common Stock through May 2014 under the November 2012 authorization. See Note 3.

During the year to date ended September 7, 2013, we paid cash dividends of $451 million.  Additionally, on September 19, 2013 our Board of Directors approved a cash dividend of $0.37 per share of Common Stock, to be distributed on November 1, 2013 to shareholders of record at the close of business on October 11, 2013.  The Company is targeting an ongoing annual dividend payout ratio of 35% to 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017 and includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At September 7, 2013, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $62 million and no outstanding borrowings. The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility will depend upon our performance under specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at September 7, 2013 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2014 through 2037 and interest rates ranging from 2.38% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at September 7, 2013. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. ASU 2013-11 is effective for the Company in our first quarter of fiscal 2014, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We do not believe the adoption of this standard will have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 7, 2013 to the disclosures made in Item 7A of the Company’s 2012 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 7, 2013.

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

We have reviewed the condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (“YUM”) as of September 7, 2013, the related condensed consolidated statements of income and comprehensive income for the twelve and thirty-six weeks ended September 7, 2013 and September 8, 2012, and the related condensed consolidated statements of cash flows for the thirty-six weeks ended September 7, 2013 and September 8, 2012. These condensed consolidated financial statements are the responsibility of YUM’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 29, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholder’s equity (deficit), for the year then ended (not presented herein); and in our report dated February 19, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
October 15, 2013

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 7, 2013 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 7
6/16/13-7/13/13	1,028	$70.05	1,028	$557

Period 8
7/14/13-8/10/13	912	$72.57	912	$491

Period 9
8/11/13-9/7/13	382	$72.80	382	$463
Total	2,322	$71.49	2,322	$463

In November 2012, our Board of Directors authorized share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended September 7, 2013, all share repurchases were made under this authorization.

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

YUM! BRANDS, INC.
(Registrant)

Date:	October 15, 2013	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)