Form 10-K
period 2013-12-28
YUM BRANDS INC
filed 2014-02-18
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 28, 2013

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 15, 2013 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $31,700,000,000.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 11, 2014 was 442,931,286 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 1, 2014 are incorporated by reference into Part III.

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

YUM! Brands, Inc. (referred to herein as “YUM”, the “Registrant” or the “Company”), was incorporated under the laws of the state of North Carolina in 1997.  The principal executive offices of YUM are located at 1441 Gardiner Lane, Louisville, Kentucky  40213, and the telephone number at that location is (502) 874-8300. Our website address is http://yum.com.

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

Financial Information about Operating Segments

As of and through December 28, 2013, YUM consisted of six operating segments:  YUM Restaurants China ("China" or “China Division”), YUM Restaurants International (“YRI” or “International Division”), Taco Bell U.S., KFC U.S., Pizza Hut U.S. and YUM Restaurants India ("India" or "India Division").  The China Division includes mainland China, and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations.

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

Operating segment information for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7, pages 21 through 51 and in the related Consolidated Financial Statements in Part II, Item 8, pages 52 through 101.

In the first quarter of 2014, we will combine our YRI and U.S. businesses and begin reporting segment information for three global divisions: KFC, Pizza Hut and Taco Bell. China and India will remain separate reporting segments due to their strategic importance and growth potential. This new structure is designed to drive greater global brand focus, enabling us to more effectively share know-how and accelerate growth. While our consolidated results will not be impacted, we will restate our historical segment information during 2014 for consistent presentation.

Narrative Description of Business

General

YUM has over 40,000 restaurants in more than 125 countries and territories.  Primarily through the three concepts of KFC, Pizza Hut and Taco Bell (the “Concepts”), the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items.  Units are operated by a Concept or by independent franchisees or licensees under the terms of franchise or license agreements.  Franchisees can range in size from individuals owning just one restaurant to large publicly traded companies.

The China Division, based in Shanghai, China, comprises approximately 6,200 system restaurants, primarily Company-owned KFCs and Pizza Huts.  In 2013, the China Division recorded revenues of approximately $6.9 billion and Operating Profit of $777 million. On February 1, 2012, we acquired a controlling interest in Little Sheep Group Limited ("Little Sheep"), a casual dining concept headquartered in Inner Mongolia, China. See Note 4 for details. The Company also owns non-controlling interests in Chinese entities who operate in a manner similar to KFC franchisees and a meat processing entity that supplies lamb primarily to our recently acquired Little Sheep business. YRI, based in Plano, Texas, comprises approximately 15,200 system restaurants, primarily franchised KFCs and Pizza Huts, operating in over 120 countries outside the U.S., China and India.  In 2013 YRI recorded revenues of approximately $3.1 billion and Operating Profit of $760 million. We have approximately 18,100 system restaurants, primarily franchised restaurants, in the U.S. and recorded revenues of approximately $3.0 billion and Operating Profit of $684 million in 2013. The India Division, based in Delhi, India comprises approximately 700 system restaurants. In 2013, India recorded revenues of approximately $125 million and an Operating Loss of $15 million.

Restaurant Concepts

Most restaurants in each Concept offer consumers the ability to dine in and/or carry out food.  In addition, Taco Bell and KFC offer a drive-thru option in many stores.  Pizza Hut offers a drive-thru option on a much more limited basis.  Pizza Hut and KFC, on a more limited basis primarily in China, offer delivery service.

Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices.

The franchise programs of the Company are designed to promote consistency and quality, and the Company is selective in granting franchises.  Under standard franchise agreements, franchisees supply capital – initially by paying a franchise fee to YUM, purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business.  Franchisees contribute to the Company’s revenues on an ongoing basis through the payment of royalties based on a percentage of sales.

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

•
KFC operates in 118 countries and territories throughout the world.  As of year end 2013, KFC had 4,563 units in China, 9,460 units in YRI, 4,491 units in the U.S. and 361 units in India.  Approximately 78 percent of the China units, 11 percent of the YRI units, 5 percent of the U.S. units and 47 percent of the India units are Company-owned.

•
KFC restaurants across the world offer fried and non-fried chicken products such as sandwiches, chicken strips, chicken-on-the-bone and other chicken products marketed under a variety of names. KFC restaurants also offer a variety of entrees and side items suited to local preferences and tastes.  Restaurant decor throughout the world is characterized by the image of the Colonel.

Pizza Hut

•
The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened.  Today, Pizza Hut is the largest restaurant chain in the world specializing in the sale of ready-to-eat pizza products.

•
Pizza Hut operates in 91 countries and territories throughout the world. As of year end 2013, Pizza Hut had 1,264 units in China, 5,490 units in YRI, 7,846 units in the U.S. and 367 units in India. Nearly 100 percent of the China units and approximately 4 percent of the YRI units, 6 percent of the U.S. units and 5 percent of the India units are Company-owned.

•	Pizza Hut operates in the delivery, carryout and casual dining segments around the world. Outside of the U.S., Pizza Hut often uses unique branding to differentiate these segments.

•
Pizza Hut features a variety of pizzas which are marketed under varying names.  Each of these pizzas is offered with a variety of different toppings suited to local preferences and tastes.  Many Pizza Huts also offer pasta and chicken wings, including over 4,800 stores offering wings under the brand WingStreet, primarily in the U.S. Outside the U.S., Pizza Hut casual dining restaurants offer a variety of core menu products other than pizza, which are typically suited to local preferences and tastes. Pizza Hut units feature a distinctive red roof logo on their signage.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold.

•
Taco Bell operates in 21 countries and territories throughout the world. As of year end 2013, there were 5,769 Taco Bell units in the U.S., 279 units in YRI and 5 units in India.  Approximately 15 percent of the U.S. units, none of the YRI units and 100 percent of the India units are Company-owned.

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, quesadillas, salads, nachos and other related items.  Taco Bell units feature a distinctive bell logo on their signage.

Restaurant Operations

Through its Concepts, YUM develops, operates, franchises and licenses a worldwide system of both traditional and non-traditional Quick Service Restaurants ("QSR").  Traditional units feature dine-in, carryout and, in some instances, drive-thru or delivery services.  Non-traditional units, which are typically licensed outlets, include express units and kiosks which have a more limited menu, usually lower sales volumes and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

Restaurant management structure varies by Concept and unit size.  Generally, each Concept-owned restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant.  Most of the employees work on a part-time basis.  Each Concept issues detailed manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for all aspects of restaurant operations, including food safety and quality, food handling and product preparation procedures, equipment maintenance, facility standards and accounting control procedures.  The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our proprietary systemwide program for training, measuring and rewarding employee performance against key customer measures.  CHAMPS is intended to align the operating processes of our entire system around one core set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Coaches.  Area Coaches typically work with approximately six to twelve restaurants.  Various senior operators visit Concept-owned restaurants from time to time to promote adherence to system standards and mentor restaurant team members.

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

U.S. Division  The Company, along with the representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, are members in the Restaurant Supply Chain Solutions, LLC (“RSCS"), formerly known as the Unified Foodservice Purchasing Co-op, LLC, which is responsible for purchasing certain restaurant products and equipment in the U.S.  The core mission of the RSCS is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment.  This arrangement combines the purchasing power of the Company-owned and franchisee restaurants in the U.S. which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function.  The Company also believes that the RSCS fosters closer alignment of interests and a stronger relationship with its franchisee community.

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

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7, pages 21 through 51 and the Consolidated Statements of Cash Flows in Part II, Item 8, page 56.

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

Research and Development (“R&D”)

The Company operates R&D facilities in Shanghai, China (China Division); Plano, Texas (Pizza Hut U.S. and YRI); Irvine, California (Taco Bell); Louisville, Kentucky (KFC U.S.) and several other locations outside the U.S.  The Company expensed $31 million, $30 million and $34 million in 2013, 2012 and 2011, respectively, for R&D activities.  From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2013, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

The Company and each Concept are also subject to federal and state laws governing such matters as immigration, employment and pay practices, overtime, tip credits and working conditions.  The bulk of the Concepts’ employees are paid on an hourly basis. The Company has not been materially adversely affected by such laws to date.

The Company and each Concept are also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees younger than 18 years of age.  The Company has not been materially adversely affected by such laws to date.

The Company and each Concept are also subject to laws relating to information security, privacy, cashless payments, consumer credit, protection and fraud. The Company has not been materially adversely affected by such laws to date.

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

The Company is also subject to anti-bribery and anti-corruption laws and regulations, which are the focus of increasing enforcement around the world.

See Item 1A "Risk Factors" on page 8 for a discussion of risks relating to federal, state, local and international regulation of our business.

Employees

As of year end 2013, the Company and its Concepts employed approximately 539,000 persons, approximately 86 percent of whom were part-time.    The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company and its Concepts consider their employee relations to be good.

Financial Information about Geographic Areas

Financial information about our significant geographic areas (China Division, International Division, the U.S. and India) is incorporated herein by reference from Selected Financial Data in Part II, Item 6, pages 19 and 20; MD&A in Part II, Item 7, pages 21 through 51; and in the related Consolidated Financial Statements in Part II, Item 8, pages 52 through 101.

Available Information

The Company makes available through the Investor Relations section of its internet website at http://yum.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission ("SEC") at http://www.sec.gov.  These reports may also be obtained by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1 (800) SEC-0330.

Our Corporate Governance Principles and our Code of Conduct are also located within the Investor Relations section of the Company's website.  The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.  These documents, as well as our SEC filings, are available in print free of charge to any shareholder who requests a copy from our Investor Relations Department.

Item 1A.	Risk Factors.

You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements and historical trends.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis or salmonella, and food safety issues, such as food tampering, contamination or adulteration, have occurred in the past and could occur in the future. Any report or publicity linking us or one of our Concept restaurants, including restaurants operated by our Concepts’ franchisees, to instances of food-borne illness or food safety issues could adversely affect our Concepts’ brands and reputations as well as our revenues and profits and possibly lead to litigation.  If a customer of our Concepts becomes ill from food-borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues.  In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of competitors, suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Our significant China operations subject us to risks that could negatively affect our business.

A significant and growing portion of our restaurants are located, and our revenues and profits originate, in China.  As a consequence, our financial results are increasingly dependent on our results in China, and our business is increasingly exposed to risks there.  These risks include changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), income and non-income based tax rates and laws and consumer preferences, as well as changes in the regulatory environment and increased competition.  In addition, our results of operations in China and the value of our Chinese assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

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

Outbreaks of avian flu occur from time to time around the world, including in China where a significant portion of our profits and revenues originate. It is possible that outbreaks in China and elsewhere could reach pandemic levels.  Public concern over avian flu generally may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. This would likely result in lower revenues and profits. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact our profit margins and revenues. Widespread outbreaks could also affect our ability to attract and retain employees.

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

A significant portion of our Concepts’ restaurants are operated in countries and territories outside of the U.S., and we intend to continue expansion of our international operations.  As a result, our business is increasingly exposed to risks inherent in foreign operations.  These risks, which can vary substantially by country, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment, income and non-income based tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  More specifically, an increase in the value of the U.S. Dollar relative to other currencies, such as the Australian Dollar, the British Pound, the Canadian Dollar and the Euro, as well as currencies in certain emerging markets, could have an adverse effect on our reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

We receive and maintain certain personal information about our customers and employees. The use of this information is regulated by applicable law, as well as by certain third-party contracts. If our security and information systems are compromised or our employees, franchisees or vendors fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our restaurant operations and results of operations and financial condition. Additionally, we could be subject to litigation, government enforcement actions and private litigation as a result of any such failure.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The products sold by our Concepts and their franchisees are sourced from a wide variety of domestic and international suppliers. We are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices.  Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants.  Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, problems in production or distribution, the inability of our vendors to obtain credit, political instability in the countries in which foreign suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements or other conditions beyond our control.  A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales.  In addition, failure by a principal distributor for our Concepts and/or our Concepts’ franchisees to meet its service requirements could lead to a disruption of service or supply until a new distributor is engaged, and any disruption could have an adverse effect on our business.

We may not attain our target development goals, and aggressive development could cannibalize existing sales.

Our growth strategy depends in large part on our ability to increase our net restaurant count in markets outside the U.S., especially China and other emerging markets.  The successful development of new units will depend in large part on our ability and the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants on a profitable basis.  We cannot guarantee that we, or our Concepts’ franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably.  Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants.  Other risks which could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our Concepts’ franchisees’ ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified personnel and meet construction schedules.

Expansion into target markets could also be affected by our Concepts’ franchisees’ ability to obtain financing to construct and open new restaurants.  If it becomes more difficult or more expensive for our Concepts’ franchisees to obtain financing to develop new restaurants, the expected growth of our system could slow and our future revenues and operating cash flows could be adversely impacted.

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

A significant portion of our restaurants are operated by franchisees from whom we derive a significant portion of our revenues in the form of royalty payments. As a result, the success of our business depends in part upon the operational and financial success of our Concepts’ franchisees.  We have limited control over how our Concepts’ franchisees’ businesses are run, and the inability of our Concepts’ franchisees to operate successfully could adversely affect our operating results through decreased royalty payments.

If franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in financial distress, including insolvency or bankruptcy.  If a significant franchisee or a significant number of our Concepts’ franchisees become financially distressed, our operating results could be impacted through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

Our success depends substantially on the value and perception of our brands.

Our success depends in large part upon our ability to maintain and enhance the value of our brands and our customers’ connection to our brands.  Brand value is based in part on consumer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring and whether originating from us, our franchisees or suppliers, can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation.  For example, our brands could be damaged by claims or perceptions about the quality or safety of our products or the quality of our suppliers, regardless of whether such claims or perceptions are true.  Any such incident could cause a decline in consumer confidence in, or the perception of, our Concepts and/or our products and decrease the value of our brands as well as consumer demand for our products, which would likely result in lower revenues and profits.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our Concepts, exposure of personally identifiable information, fraud and out-of-date information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

A suspension of the Chinese affiliates of the “Big Four” accounting firms may impact our ability to access capital markets and could result in other material adverse effects.

In January 2014, a U.S. administrative law court issued an initial ruling to suspend Chinese affiliates of the global “Big Four” accounting firms, including the Chinese affiliate of our independent auditor, from auditing U.S.-listed companies for six months. While we believe the likelihood of the suspension becoming effective is remote, it is difficult to determine the potential consequences if the ruling is sustained. However, given the significance of our China Division to our consolidated financial statements, it is possible that we would be unable to include audited and/or reviewed consolidated financial statements in the Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K that we are required to file with the SEC. As a result, we could be unable to file our reports in a timely manner or such filings would be considered deficient. Until such reviews or audits are completed, our filings under the Exchange Act could continue to be deficient or untimely, and our ability to access the capital markets could be significantly limited. These issues could render us temporarily ineligible for use of both shelf registration and “short-form” registration that allows us to incorporate our prior filings by reference. Our inability to satisfy our reporting obligations as a public company may lead the New York Stock Exchange to commence delisting procedures with respect to our common shares. In addition, the failure to deliver audited financial statements could also constitute an event of default under our Credit Facility. Moreover, any negative news about the proceedings against the “Big Four” audit firms could erode investor confidence in financial statements relating to our Chinese operations.

We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to significant monetary damages and other remedies.

From time to time we are involved in a number of legal proceedings, which include consumer, employment, tort, patent, securities, derivative and other litigation (see the discussion of Legal Proceedings in Note 19 to the consolidated financial statements included in Item 8 of this Report). We are currently a defendant in cases containing class action allegations in which the plaintiffs have brought claims under federal and state wage and hour, disability and other laws. We are also currently a defendant in securities and derivative lawsuits alleging inadequate disclosures in violation of federal securities laws. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated.  Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact reported earnings.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.

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

Changes in, or noncompliance with, governmental regulations may adversely affect our business operations, growth prospects or financial condition.

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

•
Anti-bribery and corruption laws and regulations, such as the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws, which are the subject of increasing scrutiny and enforcement around the world.

•	New or changing laws and regulations in government-mandated health care benefits such as the Patient Protection and Affordable Care Act.

•	New or changing laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling.

•	New or changing laws relating to state and local licensing.

•	New or changing laws and regulations relating to health, sanitation, food, workplace safety and fire safety and prevention.

•	New or changing laws and regulations relating to union organizing rights and activities.

•	New or changing laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud.

•	New or changing environmental regulations.

•	New or changing federal and state immigration laws and regulations in the U.S.

Compliance with new or existing laws and regulations could impact our operations. In addition, the compliance costs associated with these laws and regulations could be substantial. Any failure or alleged failure to comply with these laws or regulations could adversely affect our reputation, international expansion efforts, growth prospects and financial condition or result in, among other things, litigation, revocation of required licenses, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. Publicity relating to any such noncompliance could also harm our reputation and adversely affect our revenues.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

A significant percentage of our profits are earned outside the U.S. and taxed at lower rates than the U.S. statutory rates.  Historically, the cash we generate outside the U.S. has principally been used to fund our international development. However, if the cash generated by our U.S. business is not sufficient to meet our need for cash in the U.S., we may need to repatriate a greater portion of our international earnings to the U.S. in the future.  We are required to record U.S. income tax expense in our financial statements at the point in time when our management determines that such funds are not permanently invested outside the U.S. This could cause our worldwide effective tax rate to increase materially.

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

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition.

Our business may be adversely impacted by general economic conditions.

Our results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions globally or in one or more of the markets we serve.  Some of the factors that impact discretionary consumer spending include unemployment, disposable income and consumer confidence.  These and other macroeconomic factors could have an adverse effect on our sales, profitability or development plans, which could harm our financial condition and operating results.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2013 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2013, the Company’s Concepts owned approximately 850 units and leased land, building or both for approximately 7,275 units worldwide.  These units are further detailed as follows:

•	The China Division leased land, building or both in approximately 5,000 units.

•	The International Division owned approximately 150 units and leased land, building or both in approximately 1,175 units.

•	The U.S. Division owned approximately 675 units and leased land, building or both in approximately 900 units.

•	The India Division leased land, building or both in approximately 200 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 15 years and generally do not have renewal options.  Historically, the Company has either been able to renew its China Division leases or enter into competitive leases at replacement sites without a significant impact on our operations, cash flows or capital resources. Company-owned restaurants in the U.S. with leases are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with shorter renewal options.  Company-owned restaurants outside of China and the U.S. with leases have initial lease terms and renewal options that vary by country. The Company currently has approximately 825 units worldwide that it leases or subleases to franchisees, principally in the U.S., U.K. and Mexico.

The China Division leases their corporate headquarters and research facilities in Shanghai, China. The Pizza Hut U.S. and YRI corporate headquarters and a research facility in Plano, Texas are owned by Pizza Hut.  Taco Bell leases its corporate headquarters and research facility in Irvine, California. The KFC U.S. and YUM corporate headquarters and a research facility in Louisville, Kentucky are owned by the Company.  In addition, YUM leases office facilities for the U.S. Division shared service center in Louisville, Kentucky. YUM sub-leases a portion of its shared service office facility in Louisville, Kentucky to a company that performs certain of our information technology, accounting and payroll services.  Additional information about the Company’s properties is included in the Consolidated Financial Statements in Part II, Item 8, pages 52 through 101.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

The Company is subject to various lawsuits covering a variety of allegations.  The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows.  The following is a brief description of the more significant of the categories of lawsuits and other matters we face from time to time.  Descriptions of specific claims and contingencies appear in Note 19, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, which Note is incorporated by reference into this item.

Franchisees

A substantial number of the restaurants of each of the Concepts are franchised to independent businesses.  In the course of the franchise relationship, occasional disputes arise with franchisees relating to a broad range of subjects, including, without limitation, marketing, operational standards, quality, service and cleanliness issues, grants, transfers or terminations of franchise rights, territorial disputes and delinquent payments.

Suppliers

The Company and its Concepts purchase food, paper, equipment and other restaurant supplies as well as certain services from numerous independent suppliers throughout the world.  Disputes arise from time-to-time with suppliers on a number of issues, including, but not limited to, general performance, compliance with product specifications and terms of procurement and service requirements.

Employees

At any given time, the Company or its Concepts employ hundreds of thousands of persons, primarily in its restaurants. In addition, each year thousands of persons seek employment with the Company and its Concepts.  From time to time, disputes arise regarding employee hiring, compensation, termination and promotion practices.

Like other retail employers, the Company and its Concepts have been faced with allegations of class-wide wage and hour, employee classification and other labor law violations.

Customers

The Concepts' restaurants serve a large and diverse cross-section of the public, and in the course of serving so many people, disputes arise regarding products, service, accidents and other matters typical of large restaurant systems.

Intellectual Property

The Company has registered trademarks and service marks, many of which are of material importance to the Company’s business.  From time to time, the Company and its Concepts may become involved in litigation to defend and protect its use and ownership of its registered marks.

Shareholders

As a publicly-traded company, from time-to-time, disputes arise with our shareholders, including allegations that the Company breached federal securities laws as a result of material misstatements or omissions. In addition, shareholders may bring claims derivatively on behalf of the Company against officers and/or directors alleging claims such as breaches of fiduciary duties, waste of corporate assets or unjust enrichment.

Item 4.	Mine Safety Disclosures.

Not applicable

Executive Officers of the Registrant

The executive officers of the Company as of February 18, 2014, and their ages and current positions as of that date are as follows:

David C. Novak, 61, is Chairman of the Board and Chief Executive Officer of YUM.  He has served in this position since January 2001.

Jing-Shyh S. Su, 61, is Vice-Chairman of the Board of YUM and Chairman and Chief Executive Officer of YUM Restaurants China.  He has served in this position since May 2010. He has served as Vice-Chairman of the Board of YUM since March 2008, and he served as President of YUM Restaurants China from 1997 to May 2010.

Scott O. Bergren, 67, is Chief Executive Officer of Pizza Hut and Chief Innovation Officer of YUM.  He has served as Chief Executive Officer of Pizza Hut since January 2014 and as Chief Innovation Officer of YUM since February 2011.  Prior to these positions, Mr. Bergren served as Chief Executive Officer of Pizza Hut U.S. from February 2011 to December 2013 and as President and Chief Concept Officer of Pizza Hut U.S. from November 2006 to January 2011.

Jonathan D. Blum, 55, is Senior Vice President, Chief Public Affairs Officer and Global Nutrition Officer of YUM.  He has served as Senior Vice President and Chief Public Affairs Officer since July 1997. In March of 2012, his title and job responsibilities were expanded to include Global Nutrition Officer.

Anne P. Byerlein, 55, is Chief People Officer of YUM.  She has served in this position since December 2002.

Christian L. Campbell, 63, is Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer of YUM.  He has served as Senior Vice President, General Counsel and Secretary since September 1997 and Chief Franchise Policy Officer since January 2003.

Richard T. Carucci, 56, is President of YUM.  He has served in this position since May 2012. Prior to this position, Mr. Carucci served as Chief Financial Officer of YUM, a position he held beginning in March 2005. Mr. Carucci will retire as President of YUM in March 2014.

Greg Creed, 56, is Chief Executive Officer of Taco Bell.  He has served in this position since February 2011.  Prior to this position, Mr. Creed served as President and Chief Concept Officer of Taco Bell, a position he held beginning in December 2006.

Roger Eaton, 53, is President of KFC and Chief Operations Officer of YUM.  He has served as President of KFC since January 2014 and as Chief Operations Officer of YUM since November 2011.  Prior to these positions, Mr. Eaton served as Chief Executive Officer of KFC U.S. and YUM Operational Excellence Officer from February 2011 to November 2011. He was President and Chief Concept Officer of KFC U.S. from June 2008 to February 2011.

Patrick Grismer, 52, is Chief Financial Officer of YUM. He has served in this position since May 2012. Prior to this position, Mr. Grismer served as Chief Planning and Control Officer, a position he held beginning January 2011. Mr. Grismer served in as Chief Financial Officer of YRI from June 2008 to January 2011.

Muktesh Pant, 59, is Chief Executive Officer of KFC. He has served in this position since January 2014. Prior to this position he served as Chief Executive Officer of YRI from December 2011 to December 2013.  Mr. Pant served as President of YRI from May 2010 to December 2011 and as President of Global Brand Building for YUM from February 2009 to December 2011.  He served as the Chief Marketing Officer of YRI from July 2005 to May 2010.

David E. Russell, 44, is Vice President, Finance and Corporate Controller of YUM. He has served in this position since December 2012. He has been Vice President and Corporate Controller since February 2011. Effective December 2012, his duties and title were expanded to include Vice President, Finance. From November 2010 to February 2011, Mr. Russell served as Vice President, Controller-Designate.  From January 2008 to November 2010, he served as Vice President and Assistant Controller.

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

2013
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$70.20	$62.08	$0.335	$0.335
Second	73.52	64.15	0.335	0.335
Third	74.82	68.10	—	0.335
Fourth	78.30	65.17	0.74	0.37

2012
Quarter	High	Low	Dividends Declared	Dividends Paid
First	$70.72	$58.57	$0.285	$0.285
Second	73.93	62.86	0.285	0.285
Third	67.53	61.95	—	0.285
Fourth	74.47	63.88	0.67	0.335

In 2013, the Company declared two cash dividends of $0.335 per share and two cash dividends of $0.37 per share of Common Stock, one of which had a distribution date of February 7, 2014.  In 2012, the Company declared two cash dividends of $0.285 per share and two cash dividends of $0.335 per share of Common Stock, one of which had a distribution date of February 1, 2013.  The Company targets an annual dividend payout ratio of 35% to 40% of net income.

As of February 11, 2014, there were 61,700 registered holders of record of the Company’s Common Stock.

Issuer Purchases of Equity Securities

The following table provides information as of December 28, 2013 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased(thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 10	—	$—	—	$463
9/8/13 - 10/5/13
Period 11	2,967	$66.59	2,967	$266
10/6/13 - 11/2/13
Period 12	387	$73.36	387	$987
11/3/13 - 11/30/13
Period 13	467	$73.47	467	$953
12/1/13 - 12/28/13
Total	3,821	$68.11	3,821	$953

On November 16, 2012, our Board of Directors authorized share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. On November 22, 2013, our Board of Directors authorized additional share repurchases through May 2015 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. As of December 28, 2013, we have remaining capacity to repurchase up to $953 million of Common Stock under these authorizations.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 26, 2008 to December 27, 2013, the last trading day of our 2013 fiscal year.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 26, 2008 and that all dividends were reinvested.

	12/26/2008	12/24/2009	12/23/2010	12/30/2011	12/28/2012	12/27/2013
YUM!	$100	$120	$172	$208	$232	$271
S&P 500	$100	$132	$151	$154	$176	$235
S&P Consumer Discretionary	$100	$148	$188	$198	$241	$349

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2013	2012	2011	2010	2009
Summary of Operations
Revenues
Company sales	$11,184	$11,833	$10,893	$9,783	$9,413
Franchise and license fees and income	1,900	1,800	1,733	1,560	1,423
Total	13,084	13,633	12,626	11,343	10,836
Closures and impairment income (expenses)(a)	(331)	(37)	(135)	(47)	(103)
Refranchising gain (loss)(b)	100	78	(72)	(63)	26
Operating Profit(c)	1,798	2,294	1,815	1,769	1,590
Interest expense, net(c)	247	149	156	175	194
Income before income taxes	1,551	2,145	1,659	1,594	1,396
Net Income – including noncontrolling interest	1,064	1,608	1,335	1,178	1,083
Net Income – YUM! Brands, Inc.	1,091	1,597	1,319	1,158	1,071
Basic earnings per common share	2.41	3.46	2.81	2.44	2.28
Diluted earnings per common share	2.36	3.38	2.74	2.38	2.22
Diluted earnings per common share before Special Items(c)	2.97	3.25	2.87	2.53	2.17
Cash Flow Data
Provided by operating activities	$2,139	$2,294	$2,170	$1,968	$1,404
Capital spending, excluding acquisitions and investments	1,049	1,099	940	796	797
Proceeds from refranchising of restaurants	260	364	246	265	194
Repurchase shares of Common Stock	770	965	752	371	—
Dividends paid on Common Stock	615	544	481	412	362
Balance Sheet
Total assets	$8,695	$9,013	$8,834	$8,316	$7,148
Long-term debt	2,918	2,932	2,997	2,915	3,207
Total debt	2,989	2,942	3,317	3,588	3,266
Other Data
Number of stores at year end
Company	8,131	7,578	7,437	7,271	7,666
Unconsolidated Affiliates	716	660	587	525	469
Franchisees	29,349	28,608	26,928	27,852	26,745
Licensees	2,115	2,168	2,169	2,187	2,200
System	40,311	39,014	37,121	37,835	37,080
China system sales growth(d)
Reported	(1)%	23%	35%	18%	11%
Local currency(e)	(4)%	20%	29%	17%	10%
YRI system sales growth(d)
Reported	1%	2%	12%	9%	(4)%
Local currency(e)	5%	5%	7%	4%	5%
India system sales growth(d)
Reported	11%	13%	36%	43%	10%
Local currency(e)	20%	29%	35%	36%	24%
U.S. same store sales growth(d)	—%	5%	(1)%	1%	(5)%
Shares outstanding at year end	443	451	460	469	469
Cash dividends declared per Common Share	$1.41	$1.24	$1.07	$0.92	$0.80
Market price per share at year end	$73.87	$64.72	$59.01	$49.66	$35.38

Fiscal years 2013, 2012, 2010 and 2009 include 52 weeks and fiscal year 2011 includes 53 weeks. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for discussion of the impact of the 53rd week in fiscal year 2011.

The selected financial data should be read in conjunction with the Consolidated Financial Statements.

(a)
Closures and impairment income (expense) includes $295 million of Little Sheep impairment losses in 2013, $80 million of net losses related to the LJS and A&W divestitures in 2011 and $26 million and $12 million of goodwill impairment charges in 2009 recorded within our U.S. Division and Pizza Hut Korea business, respectively.

(b)	See Note 4 for discussion of Refranchising Gain (Loss) for fiscal years 2013, 2012 and 2011. Fiscal year 2010 included a $52 million loss on the refranchising of our Mexico equity market.

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

2013, 2012 and 2011 Special Items are described in further detail within our MD&A. Special Items in 2010 negatively impacted Operating Profit by $77 million, primarily due to $59 million in refranchising losses for equity markets outside the U.S. and U.S. refranchising net losses of $18 million. Special Items in 2009 positively impacted Operating Profit by $18 million, primarily due to a gain of $68 million upon our acquisition of additional ownership interest in, and consolidation of, the operating entity that owns KFCs in Shanghai China, U.S. refranchising net gains of $34 million, offset by investments in our U.S. brands of $32 million, a U.S. goodwill impairment charge of $26 million and charges of $16 million relating to U.S. General and Administrative (“G&A”) productivity initiatives and realignment of resources. These items above resulted in cumulative net tax benefits of $7 million and $5 million in 2010 and 2009, respectively.

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

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements on pages 53 through 100 (“Financial Statements”) and the Forward-Looking Statements on page 2 and the Risk Factors set forth in Item 1A.  Throughout the MD&A, YUM! Brands, Inc. (“YUM” or the “Company”) makes reference to certain performance measures as described below.

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

•
Same-store sales is the estimated growth in sales of all restaurants that have been open and in the YUM system one year or more. The impact of same-store sales growth on both our Company-owned store results and Franchise and license fees and income is described elsewhere in this MD&A.

•
Company restaurant profit is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Company restaurant profit divided by Company sales.

•	Operating margin is defined as Operating Profit divided by Total revenue.

All Note references herein refer to the Notes to the Financial Statements on pages 59 through 100.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Description of Business

YUM has over 40,000 restaurants in more than 125 countries and territories operating primarily under the KFC, Pizza Hut or Taco Bell brands, which are the global leaders in the chicken, pizza and Mexican-style food categories, respectively.  Of the over 40,000 restaurants, 20% are operated by the Company, 75% are operated by franchisees and unconsolidated affiliates and 5% are operated by licensees.

As of and through December 28, 2013, YUM’s business consists of four reporting segments:  YUM China ("China" or "China Division"), YUM Restaurants International (“YRI” or “International Division”), United States ("U.S.") and YUM Restaurants India ("India" or "India Division").  The China Division includes mainland China and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations.  The China Division, YRI and Taco Bell U.S. represent approximately 90% of the Company’s operating profits, excluding Corporate and unallocated income and expenses.

In the first quarter of 2014, we will combine our YRI and U.S. businesses and begin reporting segment information for three global divisions: KFC, Pizza Hut and Taco Bell. China and India will remain separate reporting segments due to their strategic importance and growth potential. This new structure is designed to drive greater global brand focus, enabling us to more effectively share know-how and accelerate growth. While our consolidated results will not be impacted, we will restate our historical segment information during 2014 for consistent presentation.

In 2012, our India Division began being reported as a standalone reporting segment separate from YRI as a result of changes to our management reporting structure. While our consolidated results are not impacted, our historical segment information has been restated to be consistent with the current period presentation.

In December of 2011 we sold our Long John Silver's ("LJS") and A&W All American Food Restaurants ("A&W") brands to key franchise leaders and strategic investors in separate transactions. The results for these businesses through the sale dates are included in the Company's results for 2011.

Strategies

The Company has historically focused on the following four key strategies:

Build Leading Brands in China in Every Significant Category – The Company has developed the KFC and Pizza Hut brands into the leading quick service and casual dining restaurant brands, respectively, in mainland China.  Additionally, the Company owns and operates the distribution system for its restaurants in China which we believe provides a significant competitive advantage.  Given this strong competitive position, a growing economy and a population of 1.4 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants, beginning to develop Pizza Hut Home Service (home delivery) and testing the additional restaurant concept of East Dawning (Chinese food).  Additionally, on February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Ltd. ("Little Sheep"), a leading casual dining concept in China. This acquisition brought our total ownership to approximately 93% of the business. Our ongoing earnings growth model in China includes low double-digit percentage unit growth, mid-single digit same-store sales growth and moderate margin improvement, which we expect to drive Operating Profit growth of 15%.

Drive Aggressive International Expansion and Build Strong Brands Everywhere – Outside the U.S. and China the Company and its franchisees opened over 1,200 new restaurants in 2013, representing 14 straight years of opening over 700 restaurants, and the Company is one of the leading international retail developers in terms of units opened.  The Company expects to continue to experience strong growth by building out existing markets and growing in new markets including India, France, Germany, Russia and across Africa.  The International Division’s Operating Profit has experienced a 10-year compound annual growth rate of approximately 12%.  Our ongoing earnings growth model for YRI includes Operating Profit growth of 10% driven by 3-4% unit growth, system sales growth of 6%, at least 2-3% same-store sales growth, margin improvement and leverage of our G&A infrastructure.

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

Drive Industry-Leading, Long-Term Shareholder and Franchisee Value – The Company is focused on delivering high returns and returning substantial cash flows to its shareholders via dividends and share repurchases.  The Company has one of the highest returns on invested capital in the QSR industry.  The Company’s dividend and share repurchase programs have returned over $3.3 billion and $8.5 billion to shareholders, respectively, since 2004.  The Company targets an annual dividend payout ratio of 35% to 40% of net income and has increased the quarterly dividend at a double-digit percentage rate each year since first initiating a dividend in 2004.  Shares are repurchased opportunistically as part of our regular capital structure decisions.

Our ongoing earnings growth model, including the components above, is expected to generate EPS growth of at least 10% annually. However, due primarily to poor performance in our China Division, the Company's 2013 EPS prior to Special Items declined 9%. Our 2014 EPS prior to Special Items is expected to grow at least 20% due in large part to our expectations that China Division Operating Profit for 2014 will grow at a rate significantly above the ongoing growth rate of 15% indicated above.

2013 Highlights

●	KFC China sales and profits were significantly impacted by the effects of the December 2012 poultry supply incident, as well as subsequent news of avian flu.
●	Worldwide system sales grew 2%, prior to foreign currency translation, including 5% growth at YRI and 1% growth in the U.S. System sales declined 4% in China.
●	Same-store sales declined 13% in China. Same-store sales grew 1% at YRI and were flat in the U.S.
●	Total international development was 1,952 new restaurants.
●
Worldwide restaurant margin declined 1.6 percentage points to 15.0%, including a decline of 2.7 percentage points in China. Restaurant margin was even at YRI and increased 0.6 percentage points in the U.S.

●	Worldwide operating profit declined 10%, prior to foreign currency translation, including a decline of 26% in China. Operating profit grew 10% at YRI and 3% in the U.S.
●
Worldwide effective tax rate increased to 28.0% from 25.8%, driven primarily by a tax reserve adjustment in the third quarter. The tax rate increase negatively impacted 2013 EPS results by 3 percentage points.

●
A non-cash, Special Items net charge of $258 million related to the write-down of Little Sheep intangible assets was recorded in the third quarter. This charge impacted reported EPS by 16 percentage points for the full year.

●
The Company repurchased $550 million of outstanding debt in the fourth quarter and recorded a Special Items net charge of approximately $75 million, primarily due to premiums paid related to this transaction. This charge impacted reported EPS by 5 percentage points for the full year.

All preceding comparisons are versus the same period a year ago and exclude the impact of Special Items unless otherwise noted.  See the Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results section of this MD&A for a description of Special Items.

Results of Operations

	Amount			% B/(W)
	2013	2012	2011	2013		2012
Company sales	$11,184	$11,833	$10,893	(5)		9
Franchise and license fees and income	1,900	1,800	1,733	6		4
Total revenues	$13,084	$13,633	$12,626	(4)		8
Company restaurant profit	$1,683	$1,981	$1,753	(15)		13
% of Company sales	15.0%	16.7%	16.1%	(1.7)	ppts.	0.6	ppts.
Operating Profit	$1,798	$2,294	$1,815	(22)		26
Interest expense, net	247	149	156	(66)		5
Income tax provision	487	537	324	9		(66)
Net Income – including noncontrolling interests	1,064	1,608	1,335	(34)		20
Net Income (loss) – noncontrolling interests	(27)	11	16	NM		35
Net Income – YUM! Brands, Inc.	$1,091	$1,597	$1,319	(32)		21
Diluted EPS(a)	$2.36	$3.38	$2.74	(30)		23
Diluted EPS before Special Items(a)	$2.97	$3.25	$2.87	(9)		13
Reported Effective tax rate	31.4%	25.0%	19.5%
Effective tax rate before Special Items	28.0%	25.8%	24.2%

(a)	See Note 3 for the number of shares used in these calculations.

Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results

Special Items

In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) above and throughout this document, the Company has provided non-GAAP measurements which present operating results in 2013, 2012 and 2011 on a basis before Special Items.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally, and Special Items are not included in our China, YRI, U.S. or India segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding items in 2013, 2012 and 2011 that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

The table below details items classified as Special Items.

	Year
Detail of Special Items	2013	2012	2011
U.S. Refranchising gain (loss)	$91	$122	$(17)
Pension settlement charges	(10)	(84)	—
Little Sheep impairment	(295)	—	—
Gain upon acquisition of Little Sheep	—	74	—
Losses associated with the refranchising of the Pizza Hut UK dine-in business	(1)	(70)	(76)
Losses and other costs relating to the LJS and A&W divestitures	—	—	(86)
Other Special Items Income (Expense)	(7)	16	(8)
Special Items Income (Expense) - Operating Profit	(222)	58	(187)
Losses related to the extinguishment of debt - Interest Expense, net	(118)	—	—
Special Items Income (Expense) before income taxes	(340)	58	(187)
Tax Benefit (Expense) on Special Items(a)	41	1	123
Special Items Income (Expense), net of tax - including noncontrolling interests	(299)	59	(64)
Special Items Income (Expense), net of tax - noncontrolling interests	19	—	—
Special Items Income (Expense), net of tax - YUM! Brands, Inc.	$(280)	$59	$(64)
Average diluted shares outstanding	461	473	481
Special Items diluted EPS	$(0.61)	$0.13	$(0.13)

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$2,020	$2,236	$2,002
Special Items Income (Expense) - Operating Profit	(222)	58	(187)
Reported Operating Profit	$1,798	$2,294	$1,815

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$2.97	$3.25	$2.87
Special Items EPS	(0.61)	0.13	(0.13)
Reported EPS	$2.36	$3.38	$2.74

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	28.0%	25.8%	24.2%
Impact on Tax Rate as a result of Special Items(a)	3.4%	(0.8)%	(4.7)%
Reported Effective Tax Rate	31.4%	25.0%	19.5%

(a)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

U.S. Refranchising gain (loss)

In the years ended December 28, 2013 and December 29, 2012, we recorded pre-tax refranchising gains of $91 million and $122 million, respectively, in the U.S. primarily due to gains on sales of Taco Bell restaurants. In the year ended December 31, 2011, we recorded pre-tax losses of $17 million from refranchising in the U.S., which were primarily the net result of gains from restaurants sold and non-cash impairment charges related to our offers to refranchise restaurants in the U.S., principally a substantial portion of our Company-owned KFC restaurants. Refranchising gains and losses are more fully discussed in Note 4 and the Store Portfolio Strategy Section of the MD&A.

Pension Settlement Charges

During the fourth quarter of 2012 and continuing through 2013, the Company allowed certain former employees with deferred vested balances in our U.S. pension plans an opportunity to voluntarily elect an early payout of their pension benefits. The majority of these payouts were funded from existing pension assets.

As a result of settlement payments from the programs discussed above exceeding the sum of service and interest costs within these U.S. pension plans in 2013 and 2012, pursuant to our accounting policy we recorded pre-tax settlement charges of $10 million and $84 million for the years ended December 28, 2013 and December 29, 2012, respectively, in General and administrative expenses. See Note 14 for further discussion of our pension plans.

Little Sheep Acquisition and Subsequent Impairment

On February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Limited (“Little Sheep”) for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%.  The acquisition was driven by our strategy to build leading brands across China in every significant category.  Prior to our acquisition of this additional interest, our 27% interest in Little Sheep was accounted for under the equity method of accounting.  As a result of the acquisition we obtained voting control of Little Sheep, and thus we began consolidating Little Sheep upon acquisition.  As required by GAAP, we remeasured our previously held 27% ownership in Little Sheep, which had a recorded value of $107 million at the date of acquisition, at fair value based on Little Sheep's traded share price immediately prior to our offer to purchase the business and recognized a non-cash gain of $74 million.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Consolidated Statement of Income in 2012.

Under the equity method of accounting, we previously reported our 27% share of the net income of Little Sheep as Other (income) expense in the Consolidated Statements of Income. Since the acquisition, we have reported Little Sheep's results of operations in the appropriate line items of our Consolidated Statement of Income.  We no longer report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner's ownership percentage is recorded in Net Income (loss) - noncontrolling interests. In 2012, the consolidation of Little Sheep increased China Division Revenues by 4%, decreased China Restaurant Margin by 0.4 percentage points and did not have a significant impact on China Division Operating Profit versus 2011.

The purchase price paid for the additional 66% interest and the resulting purchase price allocation assumed same-store sales growth and new unit development for the brand. As a result of consolidating Little Sheep, the primary assets recorded in 2012 were an indefinite-lived Little Sheep trademark and goodwill of approximately $400 million and $375 million, respectively. The goodwill was assigned to the newly formed Little Sheep reporting unit within our China Division.

Little Sheep's sales were negatively impacted by a longer than expected purchase approval and ownership transition phase. Our efforts to regain sales momentum were significantly compromised in May 2013 due to negative publicity regarding quality issues with unrelated hot pot concepts in China, even though there was not an issue with the quality of Little Sheep products.

While we remain confident in the long-term potential of Little Sheep, the sustained declines in sales and profits that began in May 2013 and continued through the third quarter, coupled with the anticipated time it will now take for the business to recover, resulted in a determination during the quarter ended September 7, 2013 that it was not more likely than not that the Little Sheep trademark and reporting unit fair values were in excess of their carrying values. Therefore, our Little Sheep trademark and goodwill were tested for impairment in the quarter ended September 7, 2013, prior to the annual impairment reviews performed in the fourth quarter of each year in accordance with our accounting policy.

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

These non-cash impairment charges totalling $295 million were recorded in Closures and impairment (income) expense on our Consolidated Statement of Income. We recorded an $18 million tax benefit associated with these impairments and allocated $19 million of the after-tax impairment charges to Net Income (loss) - noncontrolling interests, which resulted in a net impairment charge of $258 million allocated to Net Income - YUM! Brands, Inc.

Losses Associated With the Refranchising of the Pizza Hut UK Dine-in Business

During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the United Kingdom ("UK"). The franchise agreement for these stores allows the franchisee to pay continuing franchise fees in the initial years of the agreement at a reduced rate. We agreed to allow the franchisee to pay these reduced fees in part as consideration for their assumption of lease liabilities related to underperforming stores that we anticipate they will close that were part of the refranchising. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront refranchising gain (loss). Accordingly, upon the closing of this refranchising in the fourth quarter of 2012, we recognized a loss of $53 million representing the estimated value of these reduced continuing fees. The associated deferred credit is being amortized into YRI's Franchise and license fees and income through 2016. This upfront loss largely contributed to a $70 million Refranchising loss we recognized in Special Items during 2012, net of income tax benefits of $9 million. During 2011, we recorded a $76 million charge in Refranchising gain (loss) as a result of our decision to refranchise or close all of the remaining Company-owned Pizza Hut UK dine-in restaurants, primarily to write down these restaurants' long-lived assets to their then estimated fair value.

For the year ended December 28, 2013, the refranchising of the Pizza Hut UK dine-in restaurants decreased Company sales by 18% and increased Franchise and license fees and income and Operating Profit by 2% and 3%, respectively, for the YRI Division versus 2012.

Losses and Other Costs Relating to the LJS and A&W Divestitures

In 2011, we sold the Long John Silver's and A&W All American Food Restaurants brands to key franchise leaders and strategic investors in separate transactions. We recognized $86 million of losses and other costs primarily in Closures and impairment (income) expenses as a result of our decision to sell these businesses. Additionally, we recognized $104 million of tax benefits related to these divestitures. In 2012 as compared to 2011, System sales and Franchise and license fees and income in the U.S. were negatively impacted by 5% and 6%, respectively, due to these divestitures while YRI's system sales and Franchise and license fees and income were both negatively impacted by 1%. While these divestitures negatively impacted both the U.S. and YRI segments' Operating Profit by 1% in 2012, the impact on our consolidated Operating Profit was not significant.

Other Special Items Income (Expense)

In connection with the aforementioned refranchising of stores in the U.S., we have taken several measures to transform our U.S. business, including G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs). Other Special Items Income (Expense) in 2013 includes charges relating to these U.S. G&A productivity initiatives and realignment of resources of $5 million as well as $2 million of costs recorded in G&A that were part of the $120 million charge related to the extinguishment of debt. Other Special Items Income (Expense) in 2012 includes the depreciation reduction from the Pizza Hut UK and KFC U.S. restaurants impaired upon our decision or offer to refranchise that remained Company stores for some or all of the periods presented of $13 million and $3 million, respectively, gains from real estate sales related to our previously refranchised Mexico business of $3 million and charges relating to U.S. G&A productivity initiatives and realignment of resources of $5 million. Other Special Items Income (Expense) in 2011 includes the depreciation reduction from the Pizza Hut UK and KFC U.S. restaurants impaired upon our decision or offer to refranchise that remained Company stores for some or all of the periods presented of $3 million and $10 million, respectively, and charges relating to U.S. G&A productivity initiatives and realignment of resources of $21 million.

Losses Related to the Extinguishment of Debt

During the fourth quarter of 2013, we completed a cash tender offer to repurchase $550 million of our Senior Unsecured Notes due either March 2018 or November 2037. This transaction resulted in $120 million of losses as a result of premiums paid and other costs, $118 million of which was classified as Interest expense, net in our Consolidated Statement of Income. The repurchase of the Senior Unsecured Notes was funded primarily by proceeds of $599 million received from the issuance of new Senior Unsecured Notes. See Note 10 for further discussion on the issuance of Senior Unsecured Notes.

China Poultry Supply Incident and Avian Flu

In late December 2012 our KFC China sales began to be negatively impacted by intense media attention surrounding an investigation by the Shanghai FDA (SFDA) into poultry supply management at our China Division.  In January 2013 the SFDA concluded its investigation and released its recommendations to Yum! China.  During 2013 our team in China undertook a comprehensive review of our supply chain, incorporated the SFDA’s recommendations and, as part of our commitment to quality, took additional steps to further strengthen our overall poultry supply chain practices, including increased testing of product received from suppliers.  As a result of increased product testing and additional regulatory scrutiny, instances of supplier noncompliance are identified from time to time, leading to related actions by us and regulatory authorities, including the termination of certain suppliers in accordance with our policies.

KFC China sales were further negatively impacted beginning in April of 2013 by the intense media surrounding avian flu in China.  The combined impacts of the media attention surrounding the SFDA investigation and avian flu resulted in a 13% decline in China Division same-store sales for the full year.  Operating Profit for 2013 declined 26%, prior to foreign currency translation, due primarily to sales de-leverage at KFC.

As the extensive publicity in 2013 around these two events subsided, KFC China’s sales began to recover, and same-store sales improved in each consecutive month during China Division's fourth quarter.  KFC China’s fourth quarter same-store sales declined 4% compared to same store sales declines of 15% for the full year.

Given the momentum of the KFC business and the continued strength of Pizza Hut Casual Dining, China Division 2014 Operating Profit is expected to return to 2012 levels of more than $1 billion.

In light of increased attention on food safety issues in China generally, and on poultry supply in particular, as well as recent reports of avian flu in China, further reports relating to either issue could have a material adverse effect on our sales and results of operations for our China Division.  See Item IA “Risk Factors” on page 8 for a discussion of risks relating to food safety and avian flu.

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

Store Portfolio Strategy

From time to time we sell Company restaurants to existing and new franchisees where geographic synergies can be obtained or where franchisees’ expertise can generally be leveraged to improve our overall operating performance, while retaining Company ownership of strategic U.S. and international markets in which we choose to continue investing capital.  We refranchised 214, 468 and 404 Company restaurants in the U.S. in the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Additionally, in December 2012 we refranchised 331 remaining Company-owned dine-in restaurants in the Pizza Hut UK business.

The following table summarizes our worldwide refranchising activities, including amounts characterized as Special Items:

	2013	2012	2011
Number of units refranchised	286	897	529
Refranchising proceeds, pre-tax	$260	$364	$246
Refranchising (gain) loss, pre-tax	$(100)	$(78)	$72

Refranchisings reduce our reported revenues and restaurant profits and increase the importance of system sales growth as a key performance measure.  Additionally, G&A expenses will decline and franchise and license expense can increase over time as a result of these refranchising activities.  The timing of G&A declines will vary and often lag the actual refranchising activities as the synergies are typically dependent upon the size and geography of the respective deals.  G&A expenses included in the tables below reflect only direct G&A expenses that we no longer incurred as a result of stores that were operated by us for all or a portion of the respective previous year and were no longer operated by us as of the last day of the respective current year.

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

The following table summarizes the impact of refranchising on Total revenues as described above:

	2013
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(54)	$(439)	$(481)	$—	$(974)
Increased Franchise and license fees and income	7	23	32	—	62
Decrease in Total revenues	$(47)	$(416)	$(449)	$—	$(912)

	2012
	China	YRI	U.S.	India	Worldwide
Decreased Company sales	$(54)	$(113)	$(606)	$—	$(773)
Increased Franchise and license fees and income	9	10	43	—	62
Decrease in Total revenues	$(45)	$(103)	$(563)	$—	$(711)

The following table summarizes the impact of refranchising on Operating Profit as described above:

	2013
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(6)	$(32)	$(59)	$—	$(97)
Increased Franchise and license fees and income	7	23	32	—	62
Increased Franchise and license expenses	(4)	(3)	(2)	—	(9)
Decreased G&A	—	22	7	—	29
Increase (decrease) in Operating Profit	$(3)	$10	$(22)	$—	$(15)

	2012
	China	YRI	U.S.	India	Worldwide
Decreased Restaurant profit	$(8)	$(7)	$(46)	$—	$(61)
Increased Franchise and license fees and income	9	10	43	—	62
Increased Franchise and license expenses	(4)	(4)	(6)	—	(14)
Decreased G&A	—	2	12	—	14
Increase (decrease) in Operating Profit	$(3)	$1	$3	$—	$1

Internal Revenue Service Proposed Adjustments

On June 23, 2010, the Company received a Revenue Agent Report (RAR) from the Internal Revenue Service (the "IRS") relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $255 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $40 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2013, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $140 million plus net interest to date of approximately $10 million.

For 2013, our effective tax rate, excluding Special Items, increased from 25.8% in 2012 to 28.0% primarily as a result of an incremental provision recorded related to this matter. We believe we have properly reported our taxable income and paid taxes consistent with all applicable laws and intend to vigorously defend our position, including through litigation, if we are unable to settle with the IRS through administrative proceedings. As the final resolution of the proposed adjustments remains uncertain, there can be no assurance that payments due upon final resolution of this issue will not exceed our currently recorded reserve and such payments could have a material adverse effect on our financial position.  Additionally, if increases to our reserves are deemed necessary due to future developments related to this issue, such increases could have a material adverse effect on our results of operations as they are recorded.  The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution.

Restaurant Unit Activity

Worldwide	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2011	26,928	7,437	587	34,952
New Builds	1,274	989	82	2,345
Acquisitions(b)	268	204	—	472
Refranchising	897	(897)	—	—
Closures	(756)	(155)	(9)	(920)
Other	(3)	—	—	(3)
Balance at end of 2012	28,608	7,578	660	36,846

New Builds	1,358	940	66	2,364
Acquisitions	(138)	138	—	—
Refranchising	286	(286)	—	—
Closures	(773)	(239)	(10)	(1,022)
Other	8	—	—	8
Balance at end of 2013	29,349	8,131	716	38,196
% of Total	77%	21%	2%	100%

China	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2011	201	3,705	587	4,493
New Builds	25	782	82	889
Acquisitions(b)	273	199	—	472
Refranchising	53	(53)	—	—
Closures	(33)	(86)	(9)	(128)
Balance at end of 2012	519	4,547	660	5,726

New Builds	10	664	66	740
Acquisitions	(1)	1	—	—
Refranchising	28	(28)	—	—
Closures	(55)	(158)	(10)	(223)
Balance at end of 2013	501	5,026	716	6,243
% of Total	8%	81%	11%	100%

YRI	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2011	12,476	1,511	—	13,987
New Builds	873	76	—	949
Acquisitions	(2)	2	—	—
Refranchising	376	(376)	—	—
Closures	(400)	(35)	—	(435)
Other	(1)	—	—	(1)
Balance at end of 2012	13,322	1,178	—	14,500

New Builds	936	119	—	1,055
Acquisitions	(112)	112	—	—
Refranchising	44	(44)	—	—
Closures	(408)	(39)	—	(447)
Other	2	—	—	2
Balance at end of 2013	13,784	1,326	—	15,110
% of Total	91%	9%	—%	100%

U.S.	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2011	13,867	2,139	—	16,006
New Builds	273	96	—	369
Refranchising	468	(468)	—	—
Closures	(312)	(34)	—	(346)
Other	(2)	—	—	(2)
Balance at end of 2012	14,294	1,733	—	16,027

New Builds	323	89	—	412
Acquisitions	(19)	19	—	—
Refranchising	214	(214)	—	—
Closures	(296)	(39)	—	(335)
Other	6	—	—	6
Balance at end of 2013	14,522	1,588	—	16,110
% of Total	90%	10%	—%	100%

India	Franchisees	Company	Unconsolidated Affiliates	Total Excluding Licensees(a)
Balance at end of 2011	384	82	—	466
New Builds	103	35	—	138
Acquisitions	(3)	3	—	—
Closures	(11)	—	—	(11)
Balance at end of 2012	473	120	—	593

New Builds	89	68	—	157
Acquisitions	(6)	6	—	—
Closures	(14)	(3)	—	(17)
Balance at end of 2013	542	191	—	733
% of Total	74%	26%	—%	100%

(a)
The Worldwide, YRI and U.S. totals exclude 2,115, 119 and 1,996 licensed units, respectively, at December 28, 2013.  While there are no licensed units in China, we have excluded from the Worldwide and China totals 7 Company-owned units that are similar to licensed units. There are no licensed units in India. The units excluded offer limited menus and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums and amusement parks where a full scale traditional outlet would not be practical or efficient.  As licensed units have lower average unit sales volumes than our traditional units and our current strategy does not place a significant emphasis on expanding our licensed units, we do not believe that providing further detail of licensed unit activity provides significant or meaningful information at this time.

(b)	Includes 472 Little Sheep units acquired on February 1, 2012.

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

	2013 vs. 2012
	China	YRI	U.S.	India(a)	Worldwide
Same store sales growth (decline)	(13)%	1%	—%	—%	(2)%
Net unit growth and other	9	4	1	20	4
Foreign currency translation	3	(4)	N/A	(9)	(1)
% Change	(1)%	1%	1%	11%	1%
% Change, excluding forex	(4)%	5%	N/A	20%	2%

	2012 vs. 2011
	China	YRI	U.S.	India	Worldwide
Same store sales growth (decline)	4%	3%	5%	5%	4%
Net unit growth and other(b)	16	3	(5)	24	2
Foreign currency translation	3	(3)	N/A	(16)	(1)
53rd week in 2011	N/A	(1)	(1)	N/A	(1)
% Change	23%	2%	(1)%	13%	4%
% Change, excluding forex and 53rd week in 2011	20%	6%	—%	29%	6%

(a)
At the beginning of fiscal 2013, we eliminated the period lag that was previously used to facilitate the reporting of our India Division’s results. Accordingly, the India Division’s 2013 results include the months of January through December 2013. Due to the immateriality of the India Division’s results we did not restate the prior year’s operating results for the elimination of this period lag. Therefore, the 2012 results continue to include the months of December 2011 through November 2012. Additionally, the table above compares these months. If we had compared like months in 2013 to 2012, India Division system sales, excluding the impact of foreign currency translation, would have been 2% higher and same-store sales would have been 1% lower versus what is shown above, respectively for the year ended December 28, 2013.

(b)
For the year ended December 29, 2012, system sales growth includes a 1% and 5% negative impact for YRI and the U.S., respectively, related to the LJS and A&W divestitures and a 3% positive impact for China related to the acquisition of Little Sheep. Combined these items had a 2% net negative impact for Worldwide system sales for the year ended December 29, 2012.

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

The dollar changes in Company Restaurant profit by year were as follows:

China
	2013 vs. 2012
Income / (Expense)	2012	Store Portfolio Actions	Other	FX	2013
Company sales	$6,797	$611	$(785)	$177	$6,800
Cost of sales	(2,312)	(190)	303	(59)	(2,258)
Cost of labor	(1,259)	(129)	62	(34)	(1,360)
Occupancy and other	(1,993)	(211)	127	(55)	(2,132)
Restaurant profit	$1,233	$81	$(293)	$29	$1,050
Restaurant margin	18.1%				15.4%

	2012 vs. 2011
Income / (Expense)	2011	Store Portfolio Actions	Other	FX	2012
Company sales	$5,487	$910	$249	$151	$6,797
Cost of sales	(1,947)	(318)	3	(50)	(2,312)
Cost of labor	(890)	(207)	(134)	(28)	(1,259)
Occupancy and other	(1,568)	(336)	(45)	(44)	(1,993)
Restaurant profit	$1,082	$49	$73	$29	$1,233
Restaurant margin	19.7%				18.1%

In 2013, the increase in China Company sales and Restaurant profit associated with store portfolio actions was driven by new unit development and the 2012 acquisition of Little Sheep, partially offset by restaurant closures. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales declines of 12% and the impact of wage rate inflation of 7%, partially offset by restaurant operating efficiencies.

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

YRI
	2013 vs. 2012
Income / (Expense)	2012	Store Portfolio Actions	Other	FX	2013
Company sales	$2,402	$(252)	$42	$(33)	$2,159
Cost of sales	(787)	39	(15)	15	(748)
Cost of labor	(599)	88	(2)	5	(508)
Occupancy and other	(705)	95	(24)	9	(625)
Restaurant profit	$311	$(30)	$1	$(4)	$278
Restaurant margin	12.9%				12.9%

	2012 vs. 2011
Income / (Expense)	2011	Store Portfolio Actions	Other	FX	53rd Week in 2011	2012
Company sales	$2,341	$100	$72	$(82)	$(29)	$2,402
Cost of sales	(743)	(65)	(18)	30	9	(787)
Cost of labor	(608)	(3)	(15)	19	8	(599)
Occupancy and other	(700)	(16)	(18)	23	6	(705)
Restaurant profit	$290	$16	$21	$(10)	$(6)	$311
Restaurant margin	12.4%					12.9%

In 2013, the decrease in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by the refranchising of our remaining Company-owned Pizza Hut dine-in restaurants in the UK in the fourth quarter of 2012. Net new unit development and the acquisition of 106 stores in Turkey from a franchisee partially offset the decline in Company sales related to refranchising. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 2%, partially offset by higher restaurant operating costs.

In 2012, the increase in YRI Company sales and Restaurant profit associated with store portfolio actions was driven by the acquisition of restaurants in South Africa in the fourth quarter of 2011 and net new unit development, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 3%, which was offset by the combination of higher labor costs and commodity inflation.

U.S.
	2013 vs. 2012
Income / (Expense)	2012	Store Portfolio Actions	Other	2013
Company sales	$2,550	$(431)	$(3)	$2,116
Cost of sales	(740)	130	(5)	(615)
Cost of labor	(751)	131	5	(615)
Occupancy and other	(643)	119	(5)	(529)
Restaurant profit	$416	$(51)	$(8)	$357
Restaurant margin	16.3%			16.9%

	2012 vs. 2011
Income / (Expense)	2011	Store Portfolio Actions	Other	53rd Week in 2011	2012
Company sales	$3,000	$(535)	$128	$(43)	$2,550
Cost of sales	(917)	177	(13)	13	(740)
Cost of labor	(912)	165	(16)	12	(751)
Occupancy and other	(809)	164	(7)	9	(643)
Restaurant profit	$362	$(29)	$92	$(9)	$416
Restaurant margin	12.1%				16.3%

In 2013, the decrease in U.S. Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit development. Significant other factors impacting Company sales and/or Restaurant profit were higher commodity costs and promotional activities. Company same-store sales were flat in 2013.

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

Franchise and license fees and income

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation		% Increase (Decrease) excluding foreign currency translation and 53rd week
	2013	2012	2011	2013	2012	2013	2012	2013	2012
China	$105	$101	$79	4	29	2	25	2	25
YRI	940	879	851	7	3	10	7	10	8
U.S.	837	802	786	4	2	4	2	4	4
India	18	18	17	—	6	8	18	8	18
Worldwide	$1,900	$1,800	$1,733	6	4	7	6	7	7

China Franchise and license fees and income increased 2% in 2013, excluding the impact of foreign currency translation. The increase was driven by refranchising and franchise new unit development, partially offset by franchise same-store sales declines. China Franchise and license fees and income increased 25% in 2012, excluding the impact of foreign currency translation. The increase was driven by refranchising, franchise new unit development and franchise same-store sales growth.

YRI Franchise and license fees and income increased 10% in 2013, excluding the impact of foreign currency translation. The increase was driven by franchise net new unit development, franchise same-store sales growth and refranchising. YRI Franchise and license fees and income increased 8% in 2012, excluding the impact of foreign currency translation and the 53rd week in 2011. The increase was driven by franchise net new unit development and franchise same-store sales growth.

U.S. Franchise and license fees and income increased 4% in 2013 driven by refranchising. U.S. Franchise and license fees and income increased 4% in 2012, excluding the 53rd week in 2011. The increase was driven by refranchising and franchise same-store sales growth, partially offset by the LJS and A&W divestitures.

General and Administrative Expenses

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation		% Increase (Decrease) excluding foreign currency translation and 53rd week
	2013	2012	2011	2013	2012	2013	2012	2013	2012
China	$357	$334	$275	7	21	5	19	5	19
YRI	394	414	400	(5)	3	(3)	6	(3)	7
U.S.	427	467	450	(9)	4	(9)	4	(9)	5
India	27	24	22	14	9	25	25	25	25
Unallocated	207	271	225	(24)	21	(24)	21	(24)	22
Worldwide	$1,412	$1,510	$1,372	(6)	10	(6)	11	(6)	11

China G&A expenses for 2013, excluding the impact of foreign currency translation, increased due to higher headcount and wage inflation and additional G&A as a result of consolidating Little Sheep beginning in the second quarter of 2012, partially offset by lower incentive compensation costs.

China G&A expenses for 2012, excluding the impact of foreign currency translation, increased due to higher headcount and wage inflation and additional G&A as a result of consolidating Little Sheep beginning in the second quarter of 2012.

YRI G&A expenses for 2013, excluding the impact of foreign currency translation, decreased due to the impact of refranchising our remaining Company-owned Pizza Hut UK dine-in restaurants in the fourth quarter of 2012, lapping certain prior year headquarter restructuring costs and a pension curtailment gain in the first quarter of 2013 related to one of our UK pension plans, partially offset by higher headcount in strategic growth markets.

YRI G&A expenses for 2012, excluding the impact of foreign currency translation, increased due to investments in strategic growth markets, including the acquisition of restaurants in South Africa in 2011, and increased compensation costs in the remaining markets.

U.S. G&A expenses for 2013 decreased due to lower incentive compensation costs, lapping higher litigation costs recorded in 2012, our restaurant refranchising initiatives and lower pension costs.

U.S. G&A expenses for 2012 increased due to higher pension costs, incentive compensation costs and litigation costs, partially offset by the LJS and A&W divestitures and our restaurant refranchising initiatives.

Unallocated G&A expenses for 2013 decreased due to lower pension costs, which includes lower settlement charges, and lower incentive compensation costs, partially offset by higher legal and professional fees.

Unallocated G&A expenses for 2012 increased due to higher pension costs, including a pension settlement charge of $87 million, partially offset by lapping costs related to the actions taken as part of our U.S. business transformation measures, lower litigation costs and costs related to the LJS and A&W divestitures in 2011.

Franchise and License Expenses

	Amount			% Increase (Decrease)		% Increase (Decrease) excluding foreign currency translation		% Increase (Decrease) excluding foreign currency translation and 53rd week
	2013	2012	2011	2013	2012	2013	2012	2013	2012
China	$13	$9	$4	41	NM	38	NM	38	NM
YRI	65	50	51	29	—	27	4	27	4
U.S.	78	74	92	6	(20)	6	(20)	6	(19)
India	2	—	—	NM	—	NM	—	NM	—
Unallocated	—	—	(2)	—	78	—	78	—	78
Worldwide	$158	$133	$145	19	(8)	19	(7)	19	(7)

China Franchise and license expenses for 2013 and 2012, excluding the impact of foreign currency translation, increased due to higher franchise-related rent expense and depreciation as a result of refranchising.

YRI Franchise and license expenses for 2013, excluding the impact of foreign currency translation, increased due to costs associated with our bi-annual franchise convention, higher marketing costs and higher franchise-related rent expense and depreciation as a result of refranchising.

YRI Franchise and license expenses for 2012, excluding foreign currency translation, were higher due to higher franchise rent expense and depreciation as a result of refranchising, partially offset by lapping costs associated with our bi-annual franchise convention.

U.S. Franchise and license expenses for 2013 increased due to higher franchise development incentives, lapping recoveries of past due receivables in 2012 and higher franchise-related rent expense and depreciation as a result of refranchising.

U.S. Franchise and license expenses for 2012 were positively impacted by 15% due to the LJS and A&W divestitures. The remaining decrease was driven by lower franchise development incentives, partially offset by higher franchise-related rent expense and depreciation as a result of refranchising.

Worldwide Other (Income) Expense	2013	2012	2011
Equity income from investments in unconsolidated affiliates(a)	$(26)	$(47)	$(47)
Gain upon acquisition of Little Sheep(b)	—	(74)	—
Foreign exchange net (gain) loss and other	10	6	(6)
Other (income) expense	$(16)	$(115)	$(53)

(a)	Declines in the year ended December 28, 2013 are due to the impact of KFC sales declines in China on net income of our unconsolidated affiliates.

(b)	See the Little Sheep Acquisition and Subsequent Impairment section of Note 4 for further discussion of the gain upon acquisition of Little Sheep.

Worldwide Closure and Impairment (Income) Expenses and Refranchising (Gain) Loss

See the Store Portfolio Strategy section for more detail of our refranchising activity and Note 4 for a summary of the Closure and impairment (income) expenses and Refranchising (gain) loss by reportable operating segment. See Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results and the Little Sheep Acquisition and Subsequent Impairment section of Note 4 for information on Little Sheep Impairment.

Operating Profit

	Amount			% B/(W)				% B/(W) excluding foreign currency translation
	2013	2012	2011	2013		2012		2013		2012
China	$777	$1,015	$908	(23)		12		(26)		9
YRI	760	715	673	6		6		10		10
U.S.	684	666	589	3		13		3		13
India	(15)	(1)	—	NM		NM		NM		NM

Unallocated Occupancy and other	—	16	14	NM		14		NM		14
Unallocated and corporate expenses	(207)	(271)	(223)	24		(22)		24		(22)
Unallocated Closures and impairment expense	(295)	—	(80)	NM		NM		NM		NM
Unallocated Other income (expense)	(6)	76	6	NM		NM		NM		NM
Unallocated Refranchising gain (loss)	100	78	(72)	29		NM		29		NM
Operating Profit	$1,798	$2,294	$1,815	(22)		26		(22)		26
China Operating margin	11.3%	14.7%	16.3%	(3.4)	ppts.	(1.6)	ppts.	(3.5)	ppts.	(1.7)	ppts.
YRI Operating margin	24.5%	21.8%	21.1%	2.7	ppts.	0.7	ppts.	3.1	ppts.	0.7	ppts.
U.S. Operating margin	23.2%	19.9%	15.5%	3.3	ppts.	4.4	ppts.	N/A		N/A

China Division Operating Profit decreased 26% in 2013, excluding the impact of foreign currency, driven by same-store sales declines at KFC, partially offset by the impact of new unit development and restaurant operating efficiencies. See the China Poultry Supply Incident and Avian Flu section for further details on KFC China's 2013 same-store sales declines.

China Division Operating Profit increased 9% in 2012, excluding the impact of foreign currency, driven by the impact of same-store sales growth and new unit development, partially offset by higher restaurant operating costs and higher G&A expenses. Leap year added an extra day in the year ended December 29, 2012 and resulted in an additional $5 million of Operating Profit. This was offset by deal costs related to the acquisition of Little Sheep.

YRI Division Operating Profit increased 10% in 2013, excluding the impact of foreign currency. The refranchising of our Pizza Hut UK dine-in business in the fourth quarter of 2012 favorably impacted Operating Profit by 3%, including lapping restaurant impairment charges recorded in the fourth quarter of 2012. Excluding foreign currency and the Pizza Hut UK refranchising, the increase was driven by the impact of same-store sales growth and net new unit development, partially offset by higher restaurant operating costs and higher franchise and license expenses.

YRI Division Operating Profit increased 10% in 2012, excluding the impact of foreign currency, driven by the impact of same-store sales growth and net new unit development, partially offset by higher restaurant operating costs and higher G&A expenses.

U.S. Operating Profit increased 3% in 2013. Refranchising unfavorably impacted Operating Profit by 3%. Excluding the unfavorable impact from refranchising, the increase was driven by lower G&A expenses and net new unit development.

U.S. Operating Profit increased 13% in 2012. The increase was driven by the impact of same-store sales growth and net new unit development, partially offset by higher G&A expenses.

Unallocated and corporate expenses in 2013, 2012 and 2011 are discussed in the General and Administrative Expenses section of the MD&A.

Unallocated Closure and impairment expenses for 2013 represents an impairment charge of $295 million related to Little Sheep. See the Little Sheep Acquisition and Impairment section of Note 4.

Unallocated Closure and impairment expense in 2011 represents $80 million of losses related to the LJS and A&W divestitures.

Unallocated Other income (expense) in 2012 includes a non-cash gain of $74 million related to our acquisition of Little Sheep. See Note 4.

Unallocated Refranchising gain (loss) in 2013, 2012 and 2011 is discussed in Note 4.

Interest Expense, Net

	2013	2012	2011
Interest expense	$270	$169	$184
Interest income	(23)	(20)	(28)
Interest expense, net	$247	$149	$156

The increase in Interest expense, net for 2013 was primarily driven by $118 million of premiums paid and other costs related to the extinguishment of debt, partially offset by lower average borrowings outstanding and lower interest rates versus 2012. See Losses Related to the Extinguishment of Debt section of Note 4. Additionally, Interest income increased by $9 million due to recoveries of franchise notes.

The decrease in Interest expense, net for 2012 was primarily driven by lower average borrowings outstanding versus 2011.

Income Taxes

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2013		2012		2011
U.S. federal statutory rate	$543	35.0%	$751	35.0%	$580	35.0%
State income tax, net of federal tax benefit	3	0.2	4	0.2	2	0.1
Statutory rate differential attributable to foreign operations	(177)	(11.4)	(165)	(7.7)	(218)	(13.1)
Adjustments to reserves and prior years	49	3.1	(47)	(2.2)	24	1.4
Net benefit from LJS and A&W divestitures	—	—	—	—	(72)	(4.3)
Change in valuation allowances	23	1.5	14	0.6	22	1.3
Other, net	46	3.0	(20)	(0.9)	(14)	(0.9)
Income Tax Provision	$487	31.4%	$537	25.0%	$324	19.5%

Statutory rate differential attributable to foreign operations.  This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits.  The favorable impact is primarily attributable to a majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. rate.

In 2012, this benefit was negatively impacted by the repatriation of current year foreign earnings to the U.S. as we recognized additional tax expense, resulting from the related effective tax rate being lower than the U.S. federal statutory rate.

In 2011, this benefit was positively impacted by the repatriation of current year foreign earnings as we recognized excess foreign tax credits, resulting from the related effective tax rate being higher than the U.S. federal statutory rate.

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

In 2013, this item was negatively impacted by the provision recorded to the continuing dispute with the IRS regarding the valuation of rights to intangibles transferred to certain foreign subsidiaries. See Internal Revenue Service Proposed Adjustments section of Note 17.

In 2012, this item was favorably impacted by the resolution of uncertain tax positions in certain foreign jurisdictions.

Net benefit from LJS and A&W divestitures. This item includes a one-time $117 million tax benefit, including approximately $8 million state benefit, recognized on the LJS and A&W divestitures in 2011, partially offset by $45 million of valuation allowance, including approximately $4 million state expense related to capital loss carryforwards recognized as a result of the divestitures. In addition, we recorded $32 million of tax benefits on $86 million of pre-tax losses and other costs which resulted in $104 million of total net tax benefits related to the divestitures.

Change in valuation allowances.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year.  The impact of certain changes may offset items reflected in the 'Statutory rate differential attributable to foreign operations' line.

In 2013, $23 million of net tax expense was driven by $32 million for valuation allowances recorded against deferred tax assets generated during the current year, partially offset by a $9 million net tax benefit resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

In 2012, $14 million of net tax expense was driven by $16 million for valuation allowances recorded against deferred tax assets generated during the current year, partially offset by a $2 million net tax benefit resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

In 2011, $22 million of net tax expense was driven by $15 million for valuation allowances recorded against deferred tax assets generated during the current year and $7 million of tax expense resulting from a change in judgment regarding the future use of certain foreign deferred tax assets that existed at the beginning of the year. These amounts exclude $45 million in valuation allowance additions related to capital losses recognized as a result of the LJS and A&W divestitures, which are presented within 'Net Benefit from LJS and A&W divestitures'.

Other.  This item primarily includes the impact of permanent differences related to current year earnings as well as U.S. tax credits and deductions.

In 2013, this item was negatively impacted by the $222 million non-cash impairment of Little Sheep goodwill, which resulted in no related tax benefit.

In 2012, this item was positively impacted by a one-time pre-tax gain of $74 million, with no related income tax expense, recognized on our acquisition of additional interest in, and consolidation of Little Sheep.

Consolidated Cash Flows

Net cash provided by operating activities was $2,139 million in 2013 compared to $2,294 million in 2012.  The decrease was primarily due to lower Operating Profit before Special Items and higher income taxes paid.

In 2012, net cash provided by operating activities was $2,294 million compared to $2,170 million in 2011.  The increase was primarily driven by higher Operating Profit before Special Items, partially offset by timing of cash payments for operating expenses and higher income taxes paid.

Net cash used in investing activities was $886 million in 2013 compared to $1,005 million in 2012. The decrease was primarily driven by lapping the acquisition of Little Sheep and release of related restricted cash. See Little Sheep Acquisition and Subsequent Impairment section of Note 4.

In 2012, net cash used in investing activities was $1,005 million compared to $1,006 million in 2011.   The acquisition of Little Sheep, increased capital spending in China and the lapping of proceeds from the 2011 divestitures of LJS and A&W were offset by the release of restricted cash related to the Little Sheep acquisition and higher proceeds from refranchising in 2012.

Net cash used in financing activities was $1,451 million in 2013 compared to $1,716 million in 2012.  The decrease was primarily driven by lower net debt payments and lower share repurchases in 2013, partially offset by higher dividends paid on common stock and lower tax benefits from share-based compensation.

In 2012, net cash used in financing activities was $1,716 million compared to $1,413 million in 2011.  The increase was driven by increased share repurchases.

Consolidated Financial Condition

The changes in our Goodwill and Intangible assets, net are primarily the result of the partial impairment of Little Sheep’s goodwill and trademark. See the Little Sheep Acquisition and Subsequent Impairment section of Note 4.

The changes in our Other liabilities and deferred credits and Accumulated other comprehensive income (loss) are primarily the result of actuarial gains in our U.S. pension plans recognized in 2013. See Note 14.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations which require a limited YUM investment.  Net cash provided by operating activities has exceeded $1 billion in each of the last twelve fiscal years, including over $2 billion in 2013, 2012 and 2011.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  However, unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.

In the event our cash flows are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.  As of December 28, 2013 we had approximately $1.2 billion in unused capacity under our revolving credit facility that expires in March 2017.

China and YRI represented approximately 70% of the Company’s segment operating profit in 2013 and both generate a significant amount of positive cash flows that we have historically used to fund our international development.  To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax-efficient manner.  If we experience an unforeseen decrease in our cash flows from our U.S. business or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment-grade ratings from Standard & Poor’s Rating Services (BBB) and Moody’s Investors Service (Baa3).  While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets cost-effectively if necessary.  Based on the amount and composition of our debt at December 28, 2013, which included no borrowings outstanding under our revolving credit facility, our interest expense would not materially increase on a full-year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

During 2013, we invested $1,049 million in capital spending, including $568 million in China, $289 million in YRI, $161 million in the U.S. and $31 million in India.  For 2014, we estimate capital spending will be approximately $1.2 billion.

During the year ended December 28, 2013 we repurchased shares for $750 million, which excluded the effect of $20 million in shares repurchased with trade dates prior to the 2012 fiscal year end but cash settlement dates subsequent to the 2012 fiscal year.  On November 16, 2012 our Board of Directors authorized share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock.  On November 22, 2013, our Board of Directors authorized additional share repurchases through May 2015 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. At December 28, 2013, we had remaining capacity to repurchase up to $953 million of outstanding Common Stock (excluding applicable transaction fees) under these authorizations. Shares are repurchased opportunistically as part of our regular capital structure decisions.

During the year ended December 28, 2013, we paid cash dividends of $615 million.  Additionally, on November 22, 2013 our Board of Directors approved cash dividends of $0.37 per share of Common Stock that were distributed on February 7, 2014 to shareholders of record at the close of business on January 17, 2014.  The Company targets an ongoing annual dividend payout ratio of 35% to 40% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017 and includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 28, 2013, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $65 million. There were no borrowings outstanding under the Credit Facility at December 28, 2013. The interest rate for most borrowings under the Credit Facility ranges from 1.0% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility depends upon our performance against specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at December 28, 2013 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2014 through 2043 and interest rates ranging from 2.38% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at December 28, 2013. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

During the fourth quarter of 2013, we issued $325 million aggregate principal amount of 3.88% 10 year Senior Unsecured Notes and $275 million aggregate principal amount of 5.35% 30 year Senior Unsecured Notes. We used the proceeds from our issuances of these Senior Unsecured Notes in part to repurchase certain of our Senior Unsecured Notes due March 2018 and November 2037 with principal amounts of $275 million each totaling $550 million. See Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results and Note 10 for information on the Repurchase of those Senior Unsecured Notes.

Contractual Obligations

In addition to any discretionary spending we may choose to make, our significant contractual obligations and payments as of December 28, 2013 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$4,300	$186	$791	$529	$2,794
Capital leases(b)	276	18	38	34	186
Operating leases(b)	5,697	721	1,299	1,084	2,593
Purchase obligations(c)	784	604	87	55	38
Deferred compensation and unfunded benefit plans(d)	160	21	33	29	77
Total contractual obligations	$11,217	$1,550	$2,248	$1,731	$5,688

(a)
Debt amounts include principal maturities and expected interest payments on a nominal basis.  Debt amounts exclude a fair value adjustment of $14 million related to interest rate swaps that hedge the fair value of a portion of our debt.  See Note 10.

(b)	These obligations, which are shown on a nominal basis, relate to nearly 7,300 restaurants. See Note 11.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  We have excluded agreements that are cancelable without penalty.  Purchase obligations relate primarily to information technology, marketing, supply agreements, purchases of property, plant and equipment ("PP&E") as well as consulting, maintenance and other agreements.

(d)
Includes actuarially determined timing of payments from our most significant unfunded pension plan as well as scheduled payments from our deferred compensation plan. This table excludes $113 million of future benefit payments for deferred compensation and other unfunded benefit plans to be paid upon separation of employee's service or retirement from the company, as we cannot reasonably estimate the dates of these future cash payments.

We have not included in the contractual obligations table approximately $224 million of long-term liabilities for unrecognized tax benefits relating to various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.  These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and UK.  The most significant of the U.S. plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from our other significant U.S. plan are paid by the Company as incurred.  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time to time to improve the Plan’s funded status.  At December 28, 2013 the Plan was in a net overfunded position of $10 million.  The UK pension plans are in a net overfunded position of $33 million at our 2013 measurement date.

Based on the current funding status of the Plan and our UK pension plans, we currently estimate that we will not be required to make any contributions in 2014.  Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumption.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions in 2014 and beyond.

Our post-retirement plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $7 million in 2013 and no future funding amounts are included in the contractual obligations table.  See Note 14 for further details about our pension and post-retirement plans.

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

Off-Balance Sheet Arrangements

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S.  We have provided guarantees of approximately $35 million in support of the franchisee loan program at December 28, 2013.   The total loans outstanding under the loan pool were $38 million with an additional $42 million available for lending at December 28, 2013.

Our unconsolidated affiliates had approximately $85 million and $60 million of debt outstanding as of December 28, 2013 and December 29, 2012, respectively.

New Accounting Pronouncements Not Yet Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in Subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014. We do not believe the adoption of this standard will have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. ASU 2013-11 is effective for the Company in our first quarter of fiscal 2014. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We do not believe the adoption of this standard will have a significant impact on our consolidated financial statements.

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

Impairment or Disposal of Long-Lived Assets

We review long-lived assets of restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable restaurants.  For restaurant assets that are deemed to not be recoverable, we write down the impaired restaurant to its estimated fair value.  Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant, which are reduced by future royalties a franchisee would pay, and a discount rate.  The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant.  Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

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

Our most significant indefinite-lived intangible asset is our Little Sheep trademark. We wrote down the Little Sheep trademark from $414 million to $345 million as a result of an impairment charge of $69 million recorded in the quarter ended September 7, 2013. See the Little Sheep Acquisition and Subsequent Impairment section of Note 4 for details. No additional indefinite-lived intangible asset impairment was recorded as a result of our annual testing at the beginning of the fourth quarter.

The fair value of the Little Sheep trademark was based on the estimated price a willing buyer would pay for the asset, and was determined using a relief from royalty valuation approach that included future estimated sales as a significant input. This fair value incorporated a discount rate of 13% as our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing the Little Sheep trademark.

While future business results are difficult to predict, we believe the decline in Little Sheep same-store sales and profit that were deemed an impairment indicator will be reversed over time and significant new unit development will take place. The inputs used in determining the fair value of the Little Sheep trademark assumed that the business will recover to pre-acquisition average unit sales volumes and profit over the next three years. At such pre-acquisition sales and profit levels, we believe that the Little Sheep restaurant-level unit economics will support the new unit development we assumed in the fair value estimation of the trademark. Long-term average growth assumptions subsequent to this assumed recovery include same-store sales growth of 4% and average annual net unit growth of approximately 75 units.

See Note 2 for a further discussion of our policies regarding the impairment or disposal of property, plant and equipment and intangible assets.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist.  Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our operating segments in the U.S., our YRI business units (which are aligned based on geography) and individual brands in our India and China Divisions.  We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company-owned restaurant operations and franchise royalties.

Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit.  Future cash flows are based on growth expectations relative to recent historical performance and incorporate sales growth and margin improvement assumptions that we believe a third-party buyer would assume when determining a purchase price for the reporting unit.  The sales growth and margin improvement assumptions that factor into the discounted cash flows are highly correlated as cash flow growth can be achieved through various interrelated strategies such as product pricing and restaurant productivity initiatives. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

We perform our annual goodwill impairment review as of the beginning of our fourth quarter. Other than the Little Sheep reporting unit discussed below, the fair values of each of our other reporting units were substantially in excess of their respective carrying values as of the 2013 goodwill impairment testing date.

Our most significant goodwill balance is attributed to our Little Sheep reporting unit. We wrote down Little Sheep's goodwill from $384 million to $162 million as a result of an impairment charge of $222 million recorded in the quarter ended September 7, 2013. See the Little Sheep Acquisition and Subsequent Impairment section of Note 4 for details on this impairment. No additional impairment was recorded as a result of our annual impairment review performed at the beginning of the fourth quarter of 2013. The fair value of the Little Sheep reporting unit was based on the estimated price a willing buyer would pay, and was determined using an income approach with future cash flow estimates generated by the business as a significant input. Future cash flow estimates are impacted by new unit development, sales growth and margin improvement. This fair value incorporated a discount rate of 13% as our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing the Little Sheep reporting unit.

While future business results are difficult to predict, we believe the decline in Little Sheep same-store sales and profits that were deemed an impairment indicator will be reversed over time and significant new unit development will take place. As such, the inputs used in determining the fair value of the Little Sheep reporting unit assumed that the business will recover to pre-acquisition average unit sales volumes and profit levels over the next three years. At such pre-acquisition sales and profit levels, we believe that the Little Sheep restaurant-level unit economics will support the new unit development we assumed in the fair value estimation of the reporting unit. Long-term average growth assumptions subsequent to this assumed recovery include same-store sales growth of 4% and average annual net unit growth of approximately 75 units.

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

During 2013, the Company's most significant refranchising activity was within our Taco Bell U.S. operating segment, where 178 restaurants were refranchised (representing 17% of beginning-of-year company units) and $4 million in goodwill was written off (representing 4% of beginning-of-year goodwill).

See Note 2 for a further discussion of our policies regarding goodwill.

Allowances for Franchise and License Receivables/Guarantees

Franchise and license receivable balances include continuing fees, initial fees, rent and other ancillary receivables such as fees for support services.  Our reserve for franchisee or licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  This methodology results in an immaterial amount of unreserved past due receivable balances at December 28, 2013.  As such, we believe our allowance for franchise and license receivables is adequate to cover potential exposure from uncollectible receivable balances at December 28, 2013.

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

The present value of the minimum payments of the assigned leases, discounted at our pre-tax cost of debt, is approximately $625 million at December 28, 2013.  Current franchisees are the primary lessees under the vast majority of these leases.  Additionally, we have guaranteed approximately $40 million of franchisee loans for various programs.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under assigned leases and certain of the loan programs.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these guarantees and, historically, we have not been required to make significant payments for guarantees.  If payment on these guarantees becomes probable and estimable, we record a liability for our exposure under these guarantees.  At December 28, 2013 we have recorded an immaterial liability for our probable exposure under these guarantees.  If we begin to be required to perform under these guarantees to a greater extent, our results of operations could be negatively impacted.

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

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $1,025 million and a fair value of plan assets of $933 million at December 28, 2013.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 5.4% at December 28, 2013.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or S&P with cash flows that mirror our expected benefit payment cash flows under the plans.  We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody's and S&P) and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased our U.S. plans’ PBOs by approximately $70 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $79 million at our measurement date.

The pension expense we will record in 2014 is also impacted by the discount rate we selected at our measurement date.  We expect pension expense for our U.S. plans to decrease approximately $60 million in 2014.  The decrease is primarily driven by a decrease in amortization of net loss due to lower net unrecognized losses in Accumulated other comprehensive income as well as lapping pension settlement charges from 2013, including settlement charges allocated to Special Items of $10 million.  Lower net unrecognized losses in Accumulated other comprehensive income are primarily a result of a higher discount rate at our 2013 measurement date. A 50 basis-point change in our discount rate assumption at our measurement date would impact our 2014 U.S. pension expense by approximately $9 million.

The assumption we make regarding our expected long-term rates of return on plan assets also impacts our pension expense.  Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical returns for each asset category.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2014 pension expense, at December 28, 2013 was 6.9%.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A one percentage-point change in our expected long-term rate of return on plan assets assumption would impact our 2014 U.S. pension expense by approximately $8 million.

A decrease in discount rates over time has largely contributed to an unrecognized pre-tax actuarial net loss of $119 million included in Accumulated other comprehensive income (loss) for the U.S. plans at December 28, 2013.  For purposes of determining 2013 pension expense, we recognized $48 million of net loss in net periodic benefit cost.  We will recognize approximately $17 million of such loss in 2014.

See Note 14 for further discussion of our pension plans.

Stock Options and Stock Appreciation Rights Expense

Compensation expense for stock options and stock appreciation rights (“SARs”) is estimated on the grant date using a Black-Scholes option pricing model.  See Note 15 for details of the risk-free interest rate, expected term, expected volatility and expected dividend yield used in valuing these awards. Additionally, we estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized.  Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

We have determined that it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term and pre-vesting forfeitures.  These groups consist of grants made primarily to restaurant-level employees under our Restaurant General Manager Stock Option Plan (the “RGM Plan”) and grants made to executives under our other stock award plans.  Historically, less than 10% of total options and SARs granted have been made under the RGM Plan.

Stock option and SAR grants under the RGM Plan typically cliff-vest after four years and grants made to executives under our other stock award plans typically have a graded vesting schedule and vest 25% per year over four years.  We use a single weighted-average expected term for our awards that have a graded vesting schedule.  We re-evaluate our expected term assumptions using historical exercise and post-vesting employment termination behavior on a regular basis.  We have determined that 5 years and 6.25 years are appropriate expected terms for awards to restaurant-level employees and to executives, respectively.

Upon each significant stock award grant we re-evaluate the expected volatility, including consideration of both historical volatility of our common stock as well as implied volatility associated with our publicly traded options.  We have estimated pre-vesting forfeitures based on historical data.  Based on such data, we believe that approximately 50% of all awards granted under the RGM Plan will be forfeited and approximately 20% of all awards granted to above-store executives will be forfeited.

Income Taxes

At December 28, 2013, we had valuation allowances of approximately $200 million to reduce our $1.0 billion of deferred tax assets to amounts that are more likely than not to be realized.  The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal and state and foreign jurisdictions, net operating losses in certain foreign jurisdictions, the majority of which do not expire, and U.S. foreign tax credit carryovers that expire 10 years from inception and for which we anticipate having foreign earnings to utilize. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities.  We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income Tax Provision when it is more likely than not that the position would be sustained upon examination by these tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At December 28, 2013 we had $243 million of unrecognized tax benefits, $170 million of which, if recognized, would impact the effective tax rate.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

Additionally, we have not provided deferred tax for investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis, totaling approximately $2.6 billion at December 28, 2013, as we believe the excess is essentially permanently invested.  If our intentions regarding the duration of these investments change, deferred tax may need to be provided on this excess that could materially impact the provision for income taxes.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S.  We attempt to minimize this risk and lower our overall borrowing costs on a portion of our debt through the utilization of derivative financial instruments, primarily interest rate swaps.  These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt.  Accordingly, any change in fair value associated with interest rate swaps is offset by the opposite impact on the related debt.

At both December 28, 2013 and December 29, 2012 a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $3 million in income before income taxes.  The estimated reductions are based upon the current level of variable rate debt and assume no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents.  In addition, the fair value of our derivative financial instruments at December 28, 2013 and December 29, 2012 would decrease approximately $7 million and $10 million, respectively, as a result of the same hypothetical 100 basis-point increase and the fair value of our Senior Unsecured Notes at December 28, 2013 and December 29, 2012 would decrease approximately $185 million and $225 million, respectively.  Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration.

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

The combined Operating Profits of China, YRI and India constitute approximately 70% of our segment Operating Profit in 2013.  In addition, the Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $4.2 billion as of December 28, 2013. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 28, 2013 Operating Profit would have decreased approximately $155 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (YUM) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2013. We also have audited YUM’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. YUM’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on YUM’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Louisville, Kentucky
February 18, 2014

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in millions, except per share data)
	2013	2012	2011
Revenues
Company sales	$11,184	$11,833	$10,893
Franchise and license fees and income	1,900	1,800	1,733
Total revenues	13,084	13,633	12,626
Costs and Expenses, Net
Company restaurants
Food and paper	3,669	3,874	3,633
Payroll and employee benefits	2,499	2,620	2,418
Occupancy and other operating expenses	3,333	3,358	3,089
Company restaurant expenses	9,501	9,852	9,140
General and administrative expenses	1,412	1,510	1,372
Franchise and license expenses	158	133	145
Closures and impairment (income) expenses	331	37	135
Refranchising (gain) loss	(100)	(78)	72
Other (income) expense	(16)	(115)	(53)
Total costs and expenses, net	11,286	11,339	10,811

Operating Profit	1,798	2,294	1,815

Interest expense, net	247	149	156

Income Before Income Taxes	1,551	2,145	1,659

Income tax provision	487	537	324
Net Income – including noncontrolling interests	1,064	1,608	1,335
Net Income (loss) – noncontrolling interests	(27)	11	16
Net Income – YUM! Brands, Inc.	$1,091	$1,597	$1,319

Basic Earnings Per Common Share	$2.41	$3.46	$2.81

Diluted Earnings Per Common Share	$2.36	$3.38	$2.74

Dividends Declared Per Common Share	$1.41	$1.24	$1.07

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in millions)

	2013	2012	2011

Net income - including noncontrolling interests	$1,064	$1,608	$1,335
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature	10	27	88
Tax (expense) benefit	(2)	(3)	3
Reclassifications of currency translation adjustments into Net Income	—	3	—
Tax expense (benefit)	—	—	—
Net unrealized gains (losses) arising during the year on pension and post-retirement plans	221	(19)	(205)
Tax (expense) benefit	(85)	9	77
Reclassification of pension and post-retirement losses to Net Income	83	156	34
Tax expense (benefit)	(30)	(57)	(12)
Net unrealized gains (losses) on derivative instruments arising during the year	6	(6)	(3)
Tax (expense) benefit	(2)	2	1
Reclassification of derivative (gains) losses into Net Income	(2)	6	4
Tax expense (benefit)	1	(2)	(1)
Other comprehensive income (loss), net of tax	200	116	(14)
Comprehensive Income - including noncontrolling interests	1,264	1,724	1,321
Comprehensive Income (loss) - noncontrolling interests	(23)	12	22
Comprehensive Income - Yum! Brands, Inc.	$1,287	$1,712	$1,299

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in millions)
	2013	2012	2011
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$1,064	$1,608	$1,335
Depreciation and amortization	721	665	637
Closures and impairment (income) expenses	331	37	135
Refranchising (gain) loss	(100)	(78)	72
Contributions to defined benefit pension plans	(23)	(119)	(63)
Pension settlement charges	30	89	—
Losses and other costs related to the extinguishment of debt	120	—	—
Gain upon acquisition of Little Sheep	—	(74)	—
Deferred income taxes	(24)	28	(137)
Equity income from investments in unconsolidated affiliates	(26)	(47)	(47)
Distributions of income received from unconsolidated affiliates	43	41	39
Excess tax benefit from share-based compensation	(44)	(98)	(66)
Share-based compensation expense	49	50	59
Changes in accounts and notes receivable	(12)	(18)	(39)
Changes in inventories	18	9	(75)
Changes in prepaid expenses and other current assets	(21)	(14)	(25)
Changes in accounts payable and other current liabilities	(102)	9	144
Changes in income taxes payable	14	126	109
Other, net	101	80	92
Net Cash Provided by Operating Activities	2,139	2,294	2,170
Cash Flows – Investing Activities
Capital spending	(1,049)	(1,099)	(940)
Proceeds from refranchising of restaurants	260	364	246
Acquisitions	(99)	(543)	(81)
Changes in restricted cash	—	300	(300)
Other, net	2	(27)	69
Net Cash Used in Investing Activities	(886)	(1,005)	(1,006)
Cash Flows – Financing Activities
Proceeds from long-term debt	599	—	404
Repayments of long-term debt	(666)	(282)	(666)
Revolving credit facilities, three months or less, net	—	—	—
Short-term borrowings, by original maturity
More than three months – proceeds	56	—	—
More than three months – payments	(56)	—	—
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(770)	(965)	(752)
Excess tax benefit from share-based compensation	44	98	66
Employee stock option proceeds	37	62	59
Dividends paid on Common Stock	(615)	(544)	(481)
Other, net	(80)	(85)	(43)
Net Cash Used in Financing Activities	(1,451)	(1,716)	(1,413)
Effect of Exchange Rates on Cash and Cash Equivalents	(5)	5	21
Net Increase (Decrease) in Cash and Cash Equivalents	(203)	(422)	(228)
Cash and Cash Equivalents – Beginning of Year	776	1,198	1,426
Cash and Cash Equivalents – End of Year	$573	$776	$1,198

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 28, 2013 and December 29, 2012
(in millions)
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$573	$776
Accounts and notes receivable, net	319	301
Inventories	294	313
Prepaid expenses and other current assets	286	272
Deferred income taxes	123	127
Advertising cooperative assets, restricted	96	136
Total Current Assets	1,691	1,925

Property, plant and equipment, net	4,459	4,250
Goodwill	889	1,034
Intangible assets, net	638	690
Investments in unconsolidated affiliates	53	72
Other assets	566	575
Deferred income taxes	399	467
Total Assets	$8,695	$9,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,929	$2,036
Income taxes payable	169	97
Short-term borrowings	71	10
Advertising cooperative liabilities	96	136
Total Current Liabilities	2,265	2,279

Long-term debt	2,918	2,932
Other liabilities and deferred credits	1,244	1,490
Total Liabilities	6,427	6,701

Redeemable noncontrolling interest	39	59

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 443 shares and 451 shares issued in 2013 and 2012, respectively	—	—
Retained earnings	2,102	2,286
Accumulated other comprehensive income (loss)	64	(132)
Total Shareholders’ Equity – YUM! Brands, Inc.	2,166	2,154
Noncontrolling interests	63	99
Total Shareholders’ Equity	2,229	2,253
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,695	$9,013

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance at December 25, 2010	469	$86	$1,717	$(227)	$93	$1,669	$—

Net Income (loss)			1,319		16	1,335
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $3 million)				85	6	91
Pension and post-retirement benefit plans (net of tax impact of $65 million)				(106)		(106)
Net unrealized gain on derivative instruments (net of tax impact of less than $1 million)				1		1
Comprehensive Income (loss)						1,321	—
Dividends declared			(501)		(22)	(523)
Repurchase of shares of Common Stock	(14)	(250)	(483)			(733)
Employee stock option and SARs exercises (includes tax impact of $71 million)	5	119				119
Compensation-related events (includes tax impact of $5 million)	—	63				63
Balance at December 31, 2011	460	$18	$2,052	$(247)	$93	$1,916	$—

Net Income (loss)			1,597		11	1,608
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $3 million)				23	1	24
Reclassification of translation adjustments into income				3		3
Pension and post-retirement benefit plans (net of tax impact of $48 million)				89		89
Comprehensive Income (loss)						1,724	—
Noncontrolling Interest - Little Sheep acquisition					16	16	59
Dividends declared			(569)		(22)	(591)
Repurchase of shares of Common Stock	(15)	(191)	(794)			(985)
Employee stock option and SARs exercises (includes tax impact of $89 million)	6	111				111
Compensation-related events (includes tax impact of $11 million)		62				62
Balance at December 29, 2012	451	$—	$2,286	$(132)	$99	$2,253	$59

Net Income (loss)			1,091		(5)	1,086	(22)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $2 million)				4	2	6	2
Pension and post-retirement benefit plans (net of tax impact of $115 million)				189		189
Net unrealized gain on derivative instruments (net of tax impact of $1 million)				3		3
Comprehensive Income (loss)						1,284	(20)
Dividends declared			(635)		(18)	(653)
Acquisition of Little Sheep store-level noncontrolling interests					(15)	(15)
Repurchase of shares of Common Stock	(11)	(110)	(640)			(750)
Employee stock option and SARs exercises (includes tax impact of $42 million)	3	49				49
Compensation-related events (includes tax impact of $8 million)		61				61
Balance at December 28, 2013	443	$—	$2,102	$64	$63	$2,229	$39
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise primarily the worldwide operations of its KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has over 40,000 units of which 55% are located outside the U.S. in more than 125 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

Through our widely-recognized Concepts, we develop, operate, franchise and license a system of both traditional and non-traditional quick service restaurants.  Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, convenient, tasty and attractive food at competitive prices.  Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service.  Non-traditional units, which are principally licensed outlets, include express units and kiosks which have a more limited menu and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.  We also operate multibrand units, where two or more of our Concepts are operated in a single unit.

As of and through December 28, 2013, YUM consisted of six operating segments:  YUM Restaurants China ("China" or “China Division”), YUM Restaurants International (“YRI” or “International Division”), KFC U.S., Pizza Hut U.S., Taco Bell U.S., and YUM Restaurants India ("India" or "India Division").  The China Division includes mainland China, and the India Division includes India, Bangladesh, Mauritius, Nepal and Sri Lanka. YRI includes the remainder of our international operations. For financial reporting purposes, management considers the three U.S. operating segments to be similar and, therefore, has aggregated them into a single reportable operating segment (“U.S.”).  As a result of changes to our management reporting structure, in 2012 we began reporting information for our India business as a standalone reporting segment separated from YRI. While our consolidated results are not impacted, our historical segment information has been restated to be consistent with the current period presentation. In December 2011 we sold our Long John Silver's ("LJS") and A&W All American Food Restaurants ("A&W") brands to key franchise leaders and strategic investors in separate transactions. The results for these businesses through the sale date are included in the Company's results for 2011.

In the first quarter of 2014, we will combine our YRI and U.S. businesses and begin reporting segment information for three global divisions: KFC, Pizza Hut and Taco Bell. China and India will remain separate reporting segments due to their strategic importance and growth potential. This new structure is designed to drive greater global brand focus, enabling us to more effectively share know-how and accelerate growth. While our consolidated results will not be impacted, we will restate our historical segment information during 2014 for consistent presentation.

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

Our most significant variable interests are in entities that operate restaurants under our Concepts’ franchise and license arrangements.  We do not generally have an equity interest in our franchisee or licensee businesses with the exception of certain entities in China as discussed below.  Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees and licensees.  However, we do have variable interests in certain franchisees through real estate lease arrangements with them to which we are a party.  At the end of 2013, YUM has future lease payments due from franchisees, on a nominal basis, of approximately $400 million.  As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

See Note 19 for additional information on an entity that operates a franchise lending program that is a VIE in which we have a variable interest but for which we are not the primary beneficiary and thus do not consolidate.

Certain investments in entities that operate KFCs in China are accounted for by the equity method.  These entities are not VIEs and our lack of majority voting rights precludes us from controlling these affiliates.  Thus, we do not consolidate these affiliates, instead accounting for them under the equity method.  Our share of the net income or loss of those unconsolidated affiliates is included in Other (income) expense.  On February 1, 2012, we acquired an additional 66% interest in Little Sheep Group Limited ("Little Sheep"), increasing our ownership to 93%. As a result, we began consolidating this business, which was previously accounted for using the equity method. See Note 4 for a further description of the accounting upon acquisition of additional interest in Little Sheep. A meat processing entity affiliated with our Little Sheep business is accounted for by the equity method.

We report Net income attributable to non-controlling interests, which includes the minority shareholders of the entities that operate the KFCs in Beijing and Shanghai, China and the minority shareholders of Little Sheep, separately on the face of our Consolidated Statements of Income.  The portion of equity not attributable to the Company for KFC Beijing and KFC Shanghai is reported within equity, separately from the Company’s equity on the Consolidated Balance Sheets. The shareholder that owns the remaining 7% ownership interest in Little Sheep holds an option that, if exercised, requires us to redeem their non-controlling interest. Redemption may occur any time after the third anniversary of the acquisition. This Redeemable non-controlling interest is classified outside permanent equity and recorded in the Consolidated Balance Sheet as the greater of the initial carrying amount adjusted for the non-controlling interest's share of net income (loss), or its redemption value.

We participate in various advertising cooperatives with our franchisees and licensees established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both Company-owned and franchise restaurants and are generally based on a percentage of restaurant sales.  We maintain certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of our voting rights, we consolidate certain of these cooperatives for which we are the primary beneficiary.  The Advertising cooperatives assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used to settle obligations of the respective cooperative.  The Advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs for which creditors do not have recourse to the general credit of the primary beneficiary.  Therefore, we report all assets and liabilities of these advertising cooperatives that we consolidate as Advertising cooperative assets, restricted and Advertising cooperative liabilities in the Consolidated Balance Sheet.  As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions.  Thus, we do not reflect franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the United States are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 28,

2013, net cumulative translation adjustment gains of $170 million are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet.

As we manage and share resources at either the country level for all of our brands in a country or, for some countries in which we have more significant operations, at the individual brand level within the country, cumulative translation adjustments are recorded and tracked at the foreign-entity level that represents either our entire operations within a country or the operations of our individual brands within that country. Translation adjustments recorded in Accumulated other comprehensive income (loss) are subsequently recognized as income or expense generally only upon sale or upon complete or substantially complete liquidation of the related investment in a foreign entity. For purposes of determining whether a sale or complete or substantially complete liquidation of an investment in a foreign entity has occurred, we consider those same foreign entities for which we record and track cumulative translation adjustments. Restaurant closures and refranchising transactions during the periods presented constituted disposals or sales of assets within our foreign entities and thus did not result in any translation adjustments being recognized as income or expense. The adoption of Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, in 2014 is not anticipated to have a significant impact on our accounting for foreign currency matters.

Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in Other (income) expense in our Consolidated Statement of Income.

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 28, 2013. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

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

Revenue Recognition.  Revenues from Company-owned restaurants are recognized when payment is tendered at the time of sale.  The Company presents sales net of sales-related taxes.  Income from our franchisees and licensees includes initial fees, continuing fees, renewal fees and rental income from restaurants we lease or sublease to them.  We recognize initial fees received from a franchisee or licensee as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store.  We recognize continuing fees, which are based upon a percentage of franchisee and licensee sales and rental income as earned.  We recognize renewal fees when a renewal agreement with a franchisee or licensee becomes effective.  We present initial fees collected upon the sale of a restaurant to a franchisee in Refranchising (gain) loss.

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

Direct Marketing Costs.  We charge direct marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred which are generally based on a percentage of sales.  Our advertising expenses were $607 million, $608 million and $593 million in 2013, 2012 and 2011, respectively.  We report substantially all of our direct marketing costs in Occupancy and other operating expenses.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses.  Research and development expenses were $31 million, $30 million and $34 million in 2013, 2012 and 2011, respectively.

Share-Based Employee Compensation.  We recognize all share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant.  This compensation cost is recognized over the service period on a straight-line basis for awards that actually vest.  We present this compensation cost consistent with the other compensation costs for the employee recipient in either Payroll and employee benefits or G&A expenses. See Note 15 for further discussion of our share-based compensation plans.

Legal Costs. Settlement costs are accrued when they are deemed probable and reasonably estimable. Anticipated legal fees related to self-insured workers' compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, "property and casualty losses") are accrued when deemed probable and reasonably estimable. Legal fees not related to self-insured property and casualty losses are recognized as incurred. See Note 19 for further discussion of our legal proceedings.

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

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless our intent is to refranchise restaurants as a group.  We review our long-lived assets of such individual restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We use two consecutive years of operating losses as our primary indicator of potential impairment for our semi-annual impairment testing of these restaurant assets.  We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets.  For restaurant assets that are not deemed to be recoverable, we write-down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets and is determined by discounting the estimated future after-tax cash flows of the restaurant, which include a deduction for royalties we would receive under a franchise agreement with terms substantially at market.  The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement.  The discount rate used in the fair value calculation is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets.  The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

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

Impairment of Investments in Unconsolidated Affiliates.  We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary.  In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses.  We recorded no impairment associated with our investments in unconsolidated affiliates during 2013, 2012 and 2011.

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

We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  We evaluate these amounts on a quarterly basis to insure that they have been appropriately adjusted for audit settlements and other events we believe may impact the outcome. Changes in judgment that result in subsequent recognition, derecognition or a change in measurement of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs. We recognize accrued interest and penalties related to unrecognized tax benefits as components of our Income tax provision.

We do not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of our investments in foreign subsidiaries to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. This criteria is met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that we intend to maintain in non-U.S. subsidiaries considers items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans and expected cash requirements in the United States.

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

Cash and Cash Equivalents.  Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months), including short-term, highly liquid debt securities. Cash and overdraft balances that meet the criteria for right to offset are presented net on our Consolidated Balance Sheet.

Receivables.  The Company’s receivables are primarily generated from ongoing business relationships with our franchisees and licensees as a result of franchise, license and lease agreements.  Trade receivables consisting of royalties from franchisees and licensees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Consolidated Balance Sheets.  Our provision for uncollectible franchise and licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  Additionally, we monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it probable that our franchisees or licensees will be unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.   We recorded $2 million in net provisions, $1 million in net recoveries and $7 million in net provisions within Franchise and license expenses in 2013, 2012 and 2011, respectively, related to uncollectible franchise and license trade receivables.  Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

	2013	2012
Accounts and notes receivable	$330	$313
Allowance for doubtful accounts	(11)	(12)
Accounts and notes receivable, net	$319	$301

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time to time.  As these receivables primarily relate to our ongoing business agreements with franchisees and licensees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees or licensees will be unable to make their required payments.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $22 million (net of an allowance of $1 million) and $18 million (net of an allowance of $3 million) at December 28, 2013 and December 29, 2012, respectively.    Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has traditionally been insignificant.

Inventories.  We value our inventories at the lower of cost (computed on the first-in, first-out method) or market.

Property, Plant and Equipment.  We state PP&E at cost less accumulated depreciation and amortization.  We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows:  5 to 25 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 7 years for capitalized software costs.  As discussed above, we suspend depreciation and amortization on assets related to restaurants that are held for sale.

Leases and Leasehold Improvements.  The Company leases land, buildings or both for nearly 7,300 of its restaurants worldwide.  The length of our lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as capital or operating and the timing of recognition of rent expense over the duration of the lease.  We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably assured at the inception of the lease.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.  Leasehold improvements, which are a component of buildings and improvements described above, are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease.

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

Goodwill and Intangible Assets.  From time to time, the Company acquires restaurants from one of our Concept’s franchisees or acquires another business.  Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed.  Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing.  Our reporting units are our operating segments in the U.S. (see Note 18), our YRI business units (which are aligned based on geography) and individual brands in our India and China Divisions.  Goodwill is assigned to reporting units that are expected to benefit from the synergies of the combination even though other assets or liabilities acquired may not be assigned to that reporting unit. The amount of goodwill assigned to a reporting unit that has not been assigned any of the other assets acquired or liabilities assumed is determined by comparing the fair value of the reporting unit before the acquisition to the fair value of the reporting unit after the acquisition.

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist.  We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company-owned restaurant operations and franchise royalties.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit.  We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.  If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.

If we record goodwill upon acquisition of a restaurant(s) from a franchisee and such restaurant(s) is then sold within two years of acquisition, the goodwill associated with the acquired restaurant(s) is written off in its entirety.  If the restaurant is refranchised two years or more subsequent to its acquisition, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising and the portion of the reporting unit that will be retained.  The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transition.  The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements.  Appropriate adjustments are made if a franchise agreement includes terms that are determined to not be at prevailing market rates.  As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations.  As a result, the percentage of a reporting unit’s goodwill that will be written off in a refranchising transaction will be less than the percentage of the reporting unit’s Company-owned restaurants that are refranchised in that transaction and goodwill can be allocated to a reporting unit with only franchise restaurants.

We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life.  Intangible assets that are deemed to have a definite life are generally amortized on a straight-line basis to their residual value.

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

Common Stock Share Repurchases.  From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings.  Due to the large number of share repurchases and the increase in the market value of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $640 million, $794 million and $483 million in share repurchases were recorded as a reduction in Retained Earnings in 2013, 2012 and 2011, respectively. See Note 16 for additional information.

Pension and Post-retirement Medical Benefits. We measure and recognize the overfunded or underfunded status of our pension and post-retirement plans as an asset or liability in our Consolidated Balance Sheet as of our fiscal year end. The funded status represents the difference between the projected benefit obligations and the fair value of plan assets, which is calculated on a plan-

by-plan basis. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of future salary increases, as applicable. The difference between the projected benefit obligations and the fair value of plan assets that has not previously been recognized in our Consolidated Statement of Income is recorded as a component of Accumulated other comprehensive income (loss).

The net periodic benefit costs associated with the Company's defined benefit pension and post-retirement medical plans are determined using assumptions regarding the projected benefit obligation and, for funded plans, the market-related value of plan assets as of the beginning of each year. We have elected to use a market-related value of plan assets to calculate the expected return on assets in net periodic benefit costs. We recognize differences in the fair value versus the market-related value of plan assets evenly over five years. For each individual plan we amortize into pension expense the net amounts in Accumulated other comprehensive income (loss), as adjusted for the difference between the fair value and market-related value of plan assets, to the extent that such amounts exceed 10% of the greater of a plan’s projected benefit obligation or market-related value of assets, over the remaining service period of active participants in the plan or, for plans with no active participants, over the expected average life expectancy of the inactive participants in the plan. We record a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. We record a curtailment gain when the employees who are entitled to the benefits terminate their employment; we record a curtailment loss when it becomes probable a loss will occur.

We recognize settlement gains or losses only when we have determined that the cost of all settlements in a year will exceed the sum of the service and interest costs within an individual plan.

Note 3 – Earnings Per Common Share (“EPS”)

	2013	2012	2011
Net Income – YUM! Brands, Inc.	$1,091	$1,597	$1,319
Weighted-average common shares outstanding (for basic calculation)	452	461	469
Effect of dilutive share-based employee compensation	9	12	12
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	461	473	481
Basic EPS	$2.41	$3.46	$2.81
Diluted EPS	$2.36	$3.38	$2.74
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.9	3.1	4.2

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 – Items Affecting Comparability of Net Income and Cash Flows

Little Sheep Acquisition and Subsequent Impairment

On February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Limited (“Little Sheep”) for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%.  The acquisition was driven by our strategy to build leading brands across China in every significant category.  Prior to our acquisition of this additional interest, our 27% interest in Little Sheep was accounted for under the equity method of accounting.  As a result of the acquisition we obtained voting control of Little Sheep, and thus we began consolidating Little Sheep upon acquisition.  As required by GAAP, we remeasured our previously held 27% ownership in Little Sheep, which had a recorded value of $107 million at the date of acquisition, at fair value based on Little Sheep's traded share price immediately prior to our offer to purchase the business and recognized a non-cash gain of $74 million.  This gain, which resulted in no related income tax expense, was recorded in Other (income) expense on our Consolidated Statement of Income in 2012 and was not allocated to any segment for performance reporting purposes.

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

As part of the acquisition, YUM granted an option to the shareholder that holds the remaining 7% ownership interest in Little Sheep that would require us to purchase their remaining shares owned upon exercise, which may occur any time after the third anniversary of the acquisition. This noncontrolling interest has been recorded as a Redeemable noncontrolling interest in the Consolidated Balance Sheet. The Redeemable noncontrolling interest was reported at its fair value of $59 million at the date of acquisition, which was based on the Little Sheep traded share price immediately subsequent to our offer to purchase the additional interest.

Under the equity method of accounting, we previously reported our 27% share of the net income of Little Sheep as Other (income) expense in the Consolidated Statements of Income. Since the acquisition, we have reported Little Sheep's results of operations in the appropriate line items of our Consolidated Statement of Income.  We no longer report Other (income) expense as we did under the equity method of accounting.  Net income attributable to our partner's ownership percentage is recorded in Net Income (loss) - noncontrolling interests. Little Sheep reports on a one month lag, and as a result, their consolidated results were included in the China Division starting the second quarter of 2012. In 2012, the consolidation of Little Sheep increased China Division Revenues by 4% and did not have a significant impact on China Division Operating Profit versus 2011.

The purchase price paid for the additional 66% interest and the resulting purchase price allocation assumed same-store sales growth and new unit development for the brand. Little Sheep's sales were negatively impacted by a longer than expected purchase approval and ownership transition phase. Our efforts to regain sales momentum were significantly compromised in May 2013 due to negative publicity regarding quality issues with unrelated hot pot concepts in China, even though there was not an issue with the quality of Little Sheep products.

The sustained declines in sales and profits that began in May 2013 and continued through the third quarter, coupled with the anticipated time it will now take for the business to recover, resulted in a determination during the quarter ended September 7, 2013 that it is not more likely than not that the Little Sheep trademark and reporting unit fair values are in excess of their carrying values. Therefore, our Little Sheep trademark and goodwill were tested for impairment in the quarter ended September 7, 2013, prior to the annual impairment reviews performed at the beginning of the fourth quarter of each year in accordance with our accounting policy.

As a result of comparing the trademark’s fair value of $345 million to its carrying value of $414 million, an impairment charge of $69 million was recorded in the quarter ended September 7, 2013. Additionally, after determining the fair value of the Little Sheep reporting unit was less than its carrying value, goodwill was written down to $162 million, resulting in an impairment charge of $222 million. The Company also evaluated other Little Sheep long-lived assets for impairment and recorded a $4 million impairment charge related to restaurant-level PP&E.

These non-cash impairment charges totalling $295 million were recorded in Closures and impairment (income) expense on our Consolidated Statement of Income and were not allocated to any segment for performance reporting purposes, consistent with the classification of the $74 million gain that was recorded upon acquisition. We recorded an $18 million tax benefit associated with these impairments and allocated $19 million of the net impairment charges to Net Income (loss) - noncontrolling interests, which resulted in a net impairment charge of $258 million allocated to Net Income - YUM! Brands, Inc.

The fair values of the Little Sheep trademark and reporting unit were based on the estimated prices a willing buyer would pay. The fair value of the trademark was determined using a relief from royalty valuation approach that included future estimated sales as a significant input. The reporting unit fair value was determined using an income approach with future cash flow estimates generated by the business as a significant input. Future cash flow estimates are impacted by new unit development, sales growth and margin improvement. Both fair values incorporated a discount rate of 13% as our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing the Little Sheep trademark or reporting unit.

The inputs used in determining the fair values of the Little Sheep trademark and reporting unit assumed that the business will recover to pre-acquisition average-unit sales volumes and profit levels over the next three years. At such pre-acquisition sales and profit levels, we believe that the Little Sheep restaurant-level unit economics will support the new unit development we assumed in the fair value estimations of the trademark and reporting unit. Long-term average growth assumptions subsequent to this assumed recovery include same-store-sales growth of 4% and average annual net unit growth of approximately 75 units.

Losses Related to the Extinguishment of Debt

During the fourth quarter of 2013, we completed a cash tender offer to repurchase $550 million of our Senior Unsecured Notes due either March 2018 or November 2037. This transaction resulted in $120 million of losses as a result of premiums paid and other costs, $118 million of which was classified as Interest expense, net in our Consolidated Statement of Income. The repurchase of the Senior Unsecured Notes was funded primarily by proceeds of $599 million received from the issuance of new Senior Unsecured Notes. See Note 10 for further discussion on the issuance of Senior Unsecured Notes.

Pension Settlement Charges

During the fourth quarter of 2012 and continuing through 2013, the Company allowed certain former employees with deferred vested balances in our U.S. pension plans an opportunity to voluntarily elect an early payout of their pension benefits. The majority of these payouts were funded from existing pension plan assets.

As a result of settlement payments exceeding the sum of service and interest costs within these U.S. pension plans in 2013 and 2012, pursuant to our accounting policy we recorded pre-tax settlement charges of $30 million and $89 million for the years ended December 28, 2013 and December 29, 2012, respectively, in General and administrative expenses. These amounts included settlement charges of $10 million and $84 million in the years ended December 28, 2013 and December 29, 2012, respectively, related to the programs discussed above that were not allocated for performance reporting purposes. See Note 14 for further discussion of our pension plans.

U.S. Business Transformation

As part of our plan to transform our U.S. business we took several measures in 2013, 2012 and 2011 ("the U.S. business transformation measures"). These measures included: continuation of our U.S. refranchising; G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs).

For information on our U.S. refranchising, see the Refranchising (Gain) Loss section on pages 70 and 71.

In connection with our G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs), we recorded pre-tax charges of $5 million, $5 million and $21 million in the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.  The unpaid current liability for the severance portion of these charges was $1 million and $5 million as of December 28, 2013 and December 29, 2012, respectively.  Severance payments in the years ended December 28, 2013, December 29, 2012 and December 31, 2011 totaled approximately $4 million, $14 million and $4 million respectively.

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

We are not including the pre-tax losses and other costs in our U.S. and YRI segments for performance reporting purposes as we do not believe they are indicative of our ongoing operations. In 2012, System sales and Franchise and license fees and income in the U.S. were negatively impacted versus 2011 by 5% and 6%, respectively, due to these divestitures while YRI's system sales and Franchise and license fees and income were both negatively impacted by 1%. While these divestitures negatively impacted both the U.S. and YRI segments' Operating Profit by 1% in 2012, the impact on our consolidated Operating Profit was not significant.

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Refranchising (gain) loss
	2013	2012	2011
China	$(5)	$(17)	$(14)
YRI (a)	(4)	61	69
U.S. (b)	(91)	(122)	17
India	—	—	—
Worldwide	$(100)	$(78)	$72

(a)
During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the United Kingdom ("UK"). The franchise agreement for these stores allows the franchisee to pay continuing franchise fees in the initial years of the agreement at a reduced rate. We agreed to allow the franchisee to pay these reduced fees in part as consideration for their assumption of lease liabilities related to underperforming stores that we anticipate they will close that were part of the refranchising. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront refranchising (gain) loss. Accordingly, upon the closing of this refranchising we recognized a loss of $53 million representing the estimated value of these reduced continuing fees. The associated deferred credit is being amortized into YRI's Franchise and license fees and income through 2016. This upfront loss largely contributed to a $70 million Refranchising loss we recognized during 2012 as a result of this refranchising. Also included in that loss was the write-off of $14 million in goodwill allocated to the Pizza Hut UK reporting unit. The remaining carrying value of goodwill allocated to our Pizza Hut UK business of $87 million, immediately subsequent to the aforementioned write-off, was determined not to be impaired as the fair value of the Pizza Hut UK reporting unit exceeded its carrying amount. For the year ended December 28, 2013, the refranchising of the Pizza Hut UK dine-in restaurants decreased Company sales by 18% and increased Franchise and license fees and income and Operating Profit by 2% and 3%, respectively, for the YRI Division versus 2012.

During 2011, we recorded a $76 million charge in Refranchising (gain) loss as a result of our decision to refranchise or close all of our remaining Company-owned Pizza Hut UK dine-in restaurants, primarily to write down these restaurants' long-lived assets to their then estimated fair value. Impairment charges of Pizza Hut UK long-lived assets incurred as a result of this decision, including the charge mentioned in the previous sentence, reduced depreciation expense versus what would have otherwise been recorded by $13 million and $3 million for the years ended December 29, 2012 and December 31, 2011, respectively. These depreciation reductions were not allocated to the YRI segment resulting in depreciation expense in the YRI segment results continuing to be recorded at the rate which it was prior to the impairment charges being recorded for these restaurants.

(b)
U.S. Refranchising (gain) loss in the years ended December 28, 2013 and December 29, 2012 is primarily due to gains on sales of Taco Bell restaurants. U.S. Refranchising (gain) loss in the year ended December 31, 2011 is primarily due to losses on sales of and offers to refranchise KFCs in the U.S.  The non-cash impairment charges that were recorded related to our offers to refranchise these Company-owned KFC restaurants in the U.S. decreased depreciation expense versus what would have otherwise been recorded by $3 million and $10 million in the years ended December 29, 2012 and December 31, 2011, respectively. These depreciation reductions were not allocated to the U.S. segment resulting in depreciation expense in the U.S. segment results continuing to be recorded at the rate at which it was prior to the impairment charges being recorded for these restaurants.

See Note 2 for our policy for writing off goodwill in a refranchising transaction.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below. These tables exclude $295 million of Little Sheep impairment losses in 2013 and $80 million of net losses related to the LJS and A&W divestitures in 2011, which were not allocated to any segment for performance reporting purposes.

	2013
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(1)	$(4)	$—	$—	$(5)
Store impairment charges	31	3	5	2	41
Closure and impairment (income) expenses	$30	$(1)	$5	$2	$36

	2012
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(4)	$12	$—	$—	$8
Store impairment charges	13	7	9	—	29
Closure and impairment (income) expenses	$9	$19	$9	$—	$37

	2011
	China	YRI	U.S.	India	Worldwide
Store closure (income) costs(a)	$(1)	$4	$4	$—	$7
Store impairment charges	13	18	17	—	48
Closure and impairment (income) expenses	$12	$22	$21	$—	$55

(a)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company-owned restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores.

The following table summarizes the 2013 and 2012 activity related to reserves for remaining lease obligations for closed stores.

	Beginning Balance	Amounts Used	New Decisions	Estimate/Decision Changes	CTA/ Other	Ending Balance
2013 Activity	$27	(11)	1	4	—	$21
2012 Activity	$34	(14)	3	3	1	$27

Changes in our Effective Tax Rate

For 2013 our effective tax rate was 6.4 percentage points higher than 2012.     See Note 17 for further discussion of our effective tax rate.

Note 5 – Supplemental Cash Flow Data

	2013	2012	2011
Cash Paid For:
Interest(a)	$269	$166	$199
Income taxes	489	417	349
Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$15	$17	$58
Capital lease obligations relieved, primarily through divestitures and refranchisings	2	112	65
Increase (decrease) in accrued capital expenditures	(41)	35	55

(a)
2013 includes $109 million of cash premiums and fees paid related to the extinguishment of debt, which is the primary component of the $120 million loss on debt extinguishment which was not allocated for performance reporting purposes. See the Losses Related to the Extinguishment of Debt section of Note 4 for details.

Note 6 – Franchise and License Fees and Income

	2013	2012	2011
Initial fees, including renewal fees	$90	$92	$83
Initial franchise fees included in Refranchising (gain) loss	(13)	(24)	(21)
	77	68	62
Continuing fees and rental income	1,823	1,732	1,671
Franchise and license fees and income	$1,900	$1,800	$1,733

Note 7 – Other (Income) Expense

	2013	2012	2011
Equity (income) loss from investments in unconsolidated affiliates	$(26)	$(47)	$(47)
Gain upon acquisition of Little Sheep (a)	—	(74)	—
Foreign exchange net (gain) loss and other	10	6	(6)
Other (income) expense	$(16)	$(115)	$(53)

(a)	See Note 4 for further details on the acquisition of Little Sheep.

Note 8 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2013	2012
Income tax receivable	$89	$55
Assets held for sale(a)	16	56
Other prepaid expenses and current assets	181	161
Prepaid expenses and other current assets	$286	$272

(a)	Reflects restaurants we have offered for sale to franchisees and excess properties that we do not intend to use for restaurant operations in the future.

Property, Plant and Equipment	2013	2012
Land	$508	$469
Buildings and improvements	4,393	4,093
Capital leases, primarily buildings	199	200
Machinery and equipment	2,750	2,627
Property, plant and equipment, gross	7,850	7,389
Accumulated depreciation and amortization	(3,391)	(3,139)
Property, plant and equipment, net	$4,459	$4,250

Depreciation and amortization expense related to property, plant and equipment was $686 million, $629 million and $599 million in 2013, 2012 and 2011, respectively.

Accounts Payable and Other Current Liabilities	2013	2012
Accounts payable	$704	$684
Accrued capital expenditures	223	264
Accrued compensation and benefits	442	487
Dividends payable	164	151
Accrued taxes, other than income taxes	93	103
Other current liabilities	303	347
Accounts payable and other current liabilities	$1,929	$2,036

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	China	YRI	U.S.	India	Worldwide
Balance as of December 31, 2011
Goodwill, gross	$88	$299	$311	$—	$698
Accumulated impairment losses	—	(17)	—	—	(17)
Goodwill, net	88	282	311	—	681
Acquisitions(a)	376	—	—	—	376
Disposals and other, net(b)	2	(11)	(14)	—	(23)
Balance as of December 29, 2012
Goodwill, gross	466	288	297	—	1,051
Accumulated impairment losses	—	(17)	—	—	(17)
Goodwill, net	466	271	297	—	1,034
Acquisitions(c)	2	86	—	2	90
Impairment Losses(d)	(222)	—	—	—	(222)
Disposals and other, net(b)	10	(18)	(5)	—	(13)
Balance as of December 28, 2013
Goodwill, gross	478	356	292	2	1,128
Accumulated impairment losses	(222)	(17)	—	—	(239)
Goodwill,net	$256	$339	$292	$2	$889

(a)	We recorded goodwill of $376 million related to our acquisition of Little Sheep. See the Little Sheep Acquisition and Subsequent Impairment section of Note 4.

(b)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

(c)	We recorded goodwill of $86 million in our YRI segment related to the acquisition of 65 KFC and 41 Pizza Hut restaurants in Turkey.

(d)	We recorded an impairment charge of $222 million to write down Little Sheep's goodwill in 2013. See the Little Sheep Acquisition and Subsequent Impairment section of Note 4 for details.

Intangible assets, net for the years ended 2013 and 2012 are as follows:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Reacquired franchise rights	$188	$(66)	$163	$(47)
Franchise contract rights	130	(90)	131	(84)
Lease tenancy rights	71	(12)	57	(12)
Favorable operating leases	20	(12)	21	(11)
Other	52	(22)	51	(19)
	$461	$(202)	$423	$(173)

Indefinite-lived intangible assets
KFC trademark	$31		$31
Little Sheep trademark(a)	348		409
	$379		$440

Amortization expense for all definite-lived intangible assets was $28 million in 2013, $28 million in 2012 and $31 million in 2011.  Amortization expense for definite-lived intangible assets will approximate $27 million in 2014, $26 million in 2015, $25 million in 2016, $23 million in 2017 and $22 million in 2018.

(a)	We recorded an impairment charge of $69 million to write down the Little Sheep trademark in 2013. See the Little Sheep Acquisition and Subsequent Impairment section of Note 4 for details.

Note 10 – Short-term Borrowings and Long-term Debt

	2013	2012
Short-term Borrowings
Current maturities of long-term debt	$71	$10

Long-term Debt
Senior Unsecured Notes	$2,803	$2,750
Capital lease obligations (See Note 11)	172	170
	2,975	2,920
Less current maturities of long-term debt	(71)	(10)
Long-term debt excluding long-term portion of hedge accounting adjustment	2,904	2,910
Long-term portion of fair value hedge accounting adjustment (See Note 12)	14	22
Long-term debt including hedge accounting adjustment	$2,918	$2,932

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017. The Credit Facility includes 24 participating banks with commitments ranging from $23 million to $115 million.  Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 28, 2013, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $65 million.  There were no borrowings outstanding under the Credit Facility at December 28, 2013.  The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the London Interbank Offered Rate (“LIBOR”).  The exact spread over LIBOR under the Credit Facility depends upon our performance against specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows, we were able to comply with all debt covenant requirements at December 28, 2013 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2014 through 2043 and stated interest rates ranging from 2.38% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

During the fourth quarter of 2013, we issued $325 million aggregate principal amount of 3.88% 10 year Senior Unsecured Notes and $275 million aggregate principal amount of 5.35% 30 year Senior Unsecured Notes. We used the proceeds from our issuances of these Senior Unsecured Notes in part to repurchase $550 million of our Senior Unsecured Notes due either March 2018 or November 2037 with aggregate principal amounts of $275 million each. See Losses Related to the Extinguishment of Debt section of Note 4 for further detail.

The following table summarizes all Senior Unsecured Notes issued that remain outstanding at December 28, 2013:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount (in millions)	Stated	Effective(b)
April 2006	April 2016	$300	6.25%	6.03%
October 2007	March 2018	$325	6.25%	6.36%
October 2007	November 2037	$325	6.88%	7.45%
August 2009	September 2015	$250	4.25%	4.44%
August 2009	September 2019	$250	5.30%	5.59%
August 2010	November 2020	$350	3.88%	4.01%
August 2011	November 2021	$350	3.75%	3.88%
September 2011	September 2014	$58	2.38%	2.89%
October 2013	November 2023	$325	3.88%	4.01%
October 2013	November 2043	$275	5.35%	5.42%

(a)	Interest payments commenced approximately six months after issuance date and are payable semi-annually thereafter.

(b)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.  Excludes the effect of any swaps that remain outstanding as described in Note 12.

The annual maturities of short-term borrowings and long-term debt as of December 28, 2013, excluding capital lease obligations of $172 million and fair value hedge accounting adjustments of $14 million, are as follows:

Year ended:
2014	$58
2015	250
2016	300
2017	—
2018	325
Thereafter	1,875
Total	$2,808

Interest expense on short-term borrowings and long-term debt was $270 million, $169 million and $184 million in 2013, 2012 and 2011, respectively. 2013 included $118 million in losses recorded in Interest expense, net as a result of premiums paid and other costs related to the extinguishment of debt. See Losses Related to the Extinguishment of Debt section of Note 4 for further discussion.

Note 11 – Leases

At December 28, 2013 we operated more than 8,100 restaurants, leasing the underlying land and/or building in nearly 7,300 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  Our longest lease expires in 2087.  We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2014	$18	$721	$2	$61
2015	19	672	2	56
2016	19	627	3	52
2017	17	569	2	47
2018	17	515	2	43
Thereafter	186	2,593	7	152
	$276	$5,697	$18	$411

At December 28, 2013 and December 29, 2012, the present value of minimum payments under capital leases was $172 million and $170 million, respectively.  At December 28, 2013, unearned income associated with direct financing lease receivables was $6 million.

The details of rental expense and income are set forth below:

	2013	2012	2011
Rental expense
Minimum	$759	$721	$625
Contingent	293	290	233
	$1,052	$1,011	$858
Rental income	$94	$77	$66

Note 12 – Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations.  The primary market risks managed by using derivative instruments are interest rate risk and cash flow volatility arising from foreign currency fluctuations.

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk and lowering interest expense for a portion of our fixed-rate debt.  At December 28, 2013, our interest rate swaps outstanding had notional amounts of $300 million and have been designated as fair value hedges of a portion of our debt.  These fair value hedges meet the shortcut method requirements and no ineffectiveness has been recorded.

We enter into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables.  The notional amount, maturity date, and currency of these contracts match those of the underlying receivables or payables.  For those foreign currency exchange forward contracts that we have designated as cash flow hedges, we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item.  At December 28, 2013, foreign currency forward contracts outstanding had a total notional amount of $141 million.

The fair values of derivatives designated as hedging instruments for the years ended December 28, 2013 and December 29, 2012 were:

	Fair Value		Consolidated Balance Sheet Location
	2013	2012

Interest Rate Swaps - Asset	$17	$24	Other assets
Foreign Currency Forwards - Asset	2	—	Prepaid expenses and other current assets
Foreign Currency Forwards - Liability	(1)	(5)	Accounts payable and other current liabilities
Total	$18	$19

The unrealized gains associated with our interest rate swaps that hedge the interest rate risk for a portion of our debt have been reported as an addition of $14 million and $22 million to Long-term debt at December 28, 2013 and December 29, 2012, respectively.  During the years ended December 28, 2013 and December 29, 2012, Interest expense, net was reduced by $8 million and $12 million, respectively for recognized gains on these interest rate swaps.

Changes in fair value of derivative instruments:

	2013	2012
Beginning of Year Balance	$19	$34
Changes in fair value recognized into Other Comprehensive Income ("OCI")	6	(7)
Changes in fair value recognized into income	2	16
Cash receipts	(9)	(24)
Ending Balance	$18	$19

For our cash flow hedges the following effective portions of gains and losses were recognized into Accumulated OCI and reclassified into income from Accumulated OCI in the years ended December 28, 2013 and December 29, 2012.

	2013	2012
Gains (losses) recognized into Accumulated OCI, net of tax	$4	$(4)
Gains (losses) reclassified from Accumulated OCI into income, net of tax	$1	$(4)

The gains/losses reclassified from Accumulated OCI into income were recognized as Other income (expense) in our Consolidated Statement of Income, largely offsetting foreign currency transaction losses/gains recorded when the related intercompany receivables and payables were adjusted for foreign currency fluctuations.  Changes in fair values of the foreign currency forwards recognized directly in our results of operations either from ineffectiveness or exclusion from effectiveness testing were insignificant in the years ended December 28, 2013 and December 29, 2012.

Additionally, we had a net deferred loss of $9 million and $12 million, net of tax, as of December 28, 2013 and December 29, 2012, respectively within Accumulated OCI due to treasury locks and forward-starting interest rate swaps that have been cash settled, as well as outstanding foreign currency forward contracts.  The majority of this loss arose from the settlement of forward starting interest rate swaps entered into prior to the issuance of our Senior Unsecured Notes due in 2037, and is being reclassified into earnings through 2037 to interest expense. In 2013, 2012 and 2011 an insignificant amount was reclassified from Accumulated OCI to Interest expense, net as a result of these previously settled cash flow hedges.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations.  To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties.  At December 28, 2013 and December 29, 2012, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies.  To date, all counterparties have performed in accordance with their contractual obligations.

Note 13 – Fair Value Disclosures

At December 28, 2013 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.0 billion (Level 2), compared to their carrying value of $2.8 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the years ended December 28, 2013 or December 29, 2012.

	Fair Value
	Level	2013	2012
Foreign Currency Forwards, net	2	$1	$(5)
Interest Rate Swaps, net	2	17	24
Other Investments	1	18	17
Total		$36	$36

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs.  The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The other investments are classified as trading securities in Other assets in our Consolidated Balance Sheets and their fair value is determined based on the closing market prices of the respective mutual funds as of December 28, 2013 and December 29, 2012.

Non-Recurring Fair Value Measurements

The following table presents (income) expense recognized from all non-recurring fair value measurements during the year ended December 28, 2013 for assets and liabilities that remained on our Consolidated Balance Sheet as of December 28, 2013 or for all non-recurring fair value measurements during the year ended December 29, 2012 that remained on our Consolidated Balance Sheet as of December 29, 2012. These assets and liabilities include restaurants or groups of restaurants that were impaired either as a result of our semi-annual impairment review or when it was more likely than not a restaurant or restaurant group would be refranchised.

	2013	2012
Little Sheep impairment (Level 3)(a)	$295	$—
Little Sheep acquisition gain (Level 2)(a)	—	(74)
Refranchising related impairment - other (Level 3)(b)	—	4
Restaurant-level impairment (Level 3)(c)	19	16
Total	$314	$(54)

(a)	See the Little Sheep Acquisition and Subsequent Impairment section of Note 4 for further discussion.

(b)
Refranchising related impairment results from writing down the assets of restaurants or restaurant groups offered for refranchising, including certain instances where a decision has been made to refranchise restaurants that are deemed to be impaired. The fair value measurements used in our impairment evaluation are based on either actual bids received from potential buyers (Level 2), or on estimates of the sales prices we anticipated receiving from a buyer for the restaurant or restaurant groups (Level 3). The remaining net book value of assets measured at fair value during the years ended December 28, 2013 and December 29, 2012 is insignificant.

(c)
Restaurant-level impairment charges are recorded in Closures and impairment (income) expenses and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). The remaining net book value of assets measured at fair value during the years ended December 28, 2013 and December 29, 2012 is not significant.

Note 14 – Pension, Retiree Medical and Retiree Savings Plans

Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit plans covering certain full-time salaried and hourly U.S. employees. The qualified plan meets the requirements of certain sections of the Internal Revenue Code. A qualified plan typically provides benefits to a broad group of employees with restrictions on discriminating in favor of highly compensated employees with regard to coverage, benefits and contributions. The supplemental plans provide additional benefits to certain employees. We fund our supplemental plans as benefits are paid.

The most significant of these plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time to time as are determined to be necessary to improve the Plan’s funded status. We currently do not anticipate making any contributions to the Plan in 2014. We expect to make $8 million in benefit payments related to our significant U.S. non-qualified plan in 2014. During 2001, our two significant U.S. plans were amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.

We also sponsor various defined benefit plans covering certain of our non-U.S. employees, the most significant of which are in the UK. During the quarter ended March 23, 2013, one of our UK plans was frozen such that existing participants can no longer earn future service credits. Our other UK plan was previously frozen to future service credits in 2011.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make any significant contributions to any pension plan outside of the U.S. in 2014.

We do not anticipate any plan assets being returned to the Company during 2014 for any plans.

During the fourth quarter of 2012 and continuing through 2013, the Company allowed certain former employees with deferred vested balances in our U.S. pension plans an opportunity to voluntarily elect an early payout of their pension benefits. See Note 4 for details.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our significant U.S. and International pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year ends.

	U.S. Pension Plans		International Pension Plans
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$1,290	$1,381	$193	$187
Service cost	21	26	1	2
Interest cost	54	66	8	8
Participant contributions	—	—	—	1
Plan amendments	—	5	—	—
Curtailments	(3)	(10)	(5)	—
Special termination benefits	5	3	—	—
Exchange rate changes	—	—	4	5
Benefits paid	(21)	(14)	(3)	(4)
Settlements(a)(b)	(151)	(278)	—	—
Actuarial (gain) loss	(170)	111	28	(6)
Benefit obligation at end of year	$1,025	$1,290	$226	$193
Change in plan assets
Fair value of plan assets at beginning of year	$945	$998	$226	$183
Actual return on plan assets	116	144	30	21
Employer contributions	22	100	1	19
Participant contributions	—	—	—	1
Settlement payments(a)	(123)	(278)	—	—
Benefits paid	(21)	(14)	(3)	(4)
Exchange rate changes	—	—	5	6
Administrative expenses	(6)	(5)	—	—
Fair value of plan assets at end of year	$933	$945	$259	$226
Funded status at end of year	$(92)	$(345)	$33	$33

Amounts recognized in the Consolidated Balance Sheet:
	U.S. Pension Plans		International Pension Plans
	2013	2012	2013	2012
Prepaid benefit asset - non-current	$10	$—	$33	$33
Accrued benefit liability - current	(8)	(19)	—	—
Accrued benefit liability - non-current	(94)	(326)	—	—
	$(92)	$(345)	$33	$33

(a)	For discussion of the settlement payments and settlement losses, see Pension Settlement Charges section of Note 4.

(b)	2013 includes the transfer of certain non-qualified pension benefits into a defined benefit plan not included in the table above due to its insignificance.

The accumulated benefit obligation for the U.S. and International pension plans was $1,209 million and $1,426 million at December 28, 2013 and December 29, 2012, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	U.S. Pension Plans		International Pension Plans
	2013	2012	2013	2012
Projected benefit obligation	$102	$1,290	$—	$—
Accumulated benefit obligation	94	1,239	—	—
Fair value of plan assets	—	945	—	—

Information for pension plans with a projected benefit obligation in excess of plan assets:
	U.S. Pension Plans		International Pension Plans
	2013	2012	2013	2012
Projected benefit obligation	$102	$1,290	$—	$—
Accumulated benefit obligation	94	1,239	—	—
Fair value of plan assets	—	945	—	—

Components of net periodic benefit cost:

	U.S. Pension Plans			International Pension Plans
Net periodic benefit cost	2013	2012	2011	2013	2012	2011
Service cost	$21	$26	$24	$1	$2	$5
Interest cost	54	66	64	8	8	10
Amortization of prior service cost(a)	2	1	1	—	—	—
Expected return on plan assets	(59)	(71)	(71)	(12)	(11)	(12)
Amortization of net loss	48	63	31	1	1	2
Net periodic benefit cost	$66	$85	$49	$(2)	$—	$5
Additional (gain) loss recognized due to: Settlements(b)	$30	$89	$—	$—	$—	$—
Special termination benefits(c)	$5	$3	$5	$—	$—	$—
Curtailment(d)	$—	$—	$—	$(5)	$—	$—

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)
Settlement losses result from benefit payments exceeding the sum of the service cost and interest cost for each plan during the year. $10 million and $84 million for 2013 and 2012, respectively of these settlement losses, were not allocated for performance reporting purposes. See Note 4 for discussion of the settlement payments and settlement losses.

(c)	Special termination benefits primarily related to the U.S. business transformation measures taken in 2013, 2012 and 2011.

(d)
Gain is a result of terminating future service benefits for all participants in one of our UK plans in 2013. The gain was recorded in YRI's G&A expenses, as amounts in Accumulated other comprehensive income (loss) related to this plan were in a net gain position.

Pension (gains) losses in Accumulated other comprehensive income (loss):
	U.S. Pension Plans		International Pension Plans
	2013	2012	2013	2012
Beginning of year	$428	$543	$14	$30
Net actuarial (gain) loss	(221)	43	10	(15)
Curtailments	(3)	(10)	—	—
Amortization of net loss	(48)	(63)	(1)	(1)
Amortization of prior service cost	(2)	(1)	—	—
Prior service cost	—	5	—	—
Settlement charges	(30)	(89)	—	—
Exchange rate changes	—	—	—	—
End of year	$124	$428	$23	$14

Accumulated pre-tax losses recognized within Accumulated Other Comprehensive Income:
	U.S. Pension Plans		International Pension Plans
	2013	2012	2013	2012
Actuarial net loss	$119	$421	$23	$14
Prior service cost	5	7	—	—
	$124	$428	$23	$14

The estimated net loss for the U.S. and International pension plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic pension cost in 2014 is $17 million and less than $1 million, respectively.  The estimated prior service cost for the U.S. pension plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic pension cost in 2014 is $1 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	U.S. Pension Plans		International Pension Plans
	2013	2012	2013		2012
Discount rate	5.40%	4.40%	4.70%		4.70%
Rate of compensation increase	3.75%	3.75%	N/A	(a)	3.70%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	U.S. Pension Plans			International Pension Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.40%	4.90%	5.90%	4.69%	4.75%	5.40%
Long-term rate of return on plan assets	7.25%	7.25%	7.75%	5.37%	5.55%	6.64%
Rate of compensation increase	3.75%	3.75%	3.75%	1.74%	3.85%	4.41%

(a)    As of 2013, both plans presented are now frozen to future service cost credits.

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category.

Plan Assets

The fair values of our pension plan assets at December 28, 2013 by asset category and level within the fair value hierarchy are as follows:

	U.S. Pension Plans	International Pension Plans
Level 1:
Cash(a)	$—	$1
Level 2:
Cash Equivalents(a)	5	—
Equity Securities – U.S. Large cap(b)	329	—
Equity Securities – U.S. Mid cap(b)	55	—
Equity Securities – U.S. Small cap(b)	53	—
Equity Securities – Non-U.S.(b)	110	159
Fixed Income Securities – U.S. Corporate(b)	234	—
Fixed Income Securities – Non-U.S. Corporate(b)	—	33
Fixed Income Securities – U.S. Government and Government Agencies(c)	129	—
Fixed Income Securities – Other(d)	15	66
Total fair value of plan assets(e)	$930	$259

(a)	Short-term investments in money market funds

(b)	Securities held in common trusts

(c)	Investments held directly by the Plan

(d)	Includes securities held in common trusts and investments held directly by the Plan

(e)	U. S. plans exclude net unsettled trades receivable of $3 million

Our primary objectives regarding the investment strategy for the Plan’s assets, which make up 78% of total pension plan assets at the 2013 measurement date, are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements.  To achieve these objectives, we are using a combination of active and passive investment strategies.  Our equity securities, currently targeted to be rebalanced to 45% from 55% of our investment mix, consist primarily of low-cost index funds focused on achieving long-term capital appreciation.  We diversify our equity risk by investing in several different U.S. and foreign market index funds.  Investing in these index funds provides us with the adequate liquidity required to fund benefit payments and plan expenses.  The fixed income asset allocation, currently targeted to be rebalanced to 55% from 45% of our mix, is actively managed and consists of long-duration fixed income securities that help to reduce exposure to interest rate variation and to better correlate asset maturities with obligations. The fair values of all pension plan assets are determined based on closing market prices or net asset values.

A mutual fund held as an investment by the Plan includes shares of YUM common stock valued at $0.2 million at December 28, 2013 and $0.7 million at December 29, 2012 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:	U.S. Pension Plans	International Pension Plans
2014	$50	$1
2015	46	1
2016	48	1
2017	47	1
2018	50	1
2019 - 2023	282	7

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

At the end of 2013 and 2012, the accumulated post-retirement benefit obligation was $70 million and $83 million, respectively.  An actuarial gain of $2 million was recognized in Accumulated other comprehensive loss at the end of 2013, and an actuarial loss of $8 million was recognized in Accumulated other comprehensive loss at the end of 2012. The net periodic benefit cost recorded was $5 million in 2013, and was $6 million in both 2012 and 2011, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2013 and 2012 are 7.2% and 7.4%, respectively, with expected ultimate trend rates of 4.5% reached in 2028.

There is a cap on our medical liability for certain retirees.  The cap for Medicare-eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees is expected to be reached in 2014; once the cap is reached, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post-retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $6 million and in aggregate for the five years thereafter are $23 million.

Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $12 million in 2013, $13 million in 2012 and $14 million in 2011.

Note 15 – Share-based and Deferred Compensation Plans

Overview

At year end 2013, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan (collectively the “LTIPs”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”).  Under all our plans, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the LTIPs include stock options, incentive stock options, SARs, restricted stock, stock units, restricted stock units (“RSUs”), performance restricted stock units, performance share units (“PSUs”) and performance units.  Through December 28, 2013, we have issued only stock options, SARs, RSUs and PSUs under the LTIPs.  While awards under the LTIPs can have varying vesting provisions and exercise periods, outstanding awards under the LTIPs vest in periods ranging from immediate to five years. Stock options and SARs expire ten years after grant.

Potential awards to employees under the RGM Plan include stock options, SARs, restricted stock and RSUs.  Through December 28, 2013, we have issued only stock options and SARs under this plan.  RGM Plan awards granted have a four-year cliff vesting period and expire ten years after grant.  Certain RGM Plan awards are granted upon attainment of performance conditions in the previous year.  Expense for such awards is recognized over a period that includes the performance condition period.

Potential awards to employees under SharePower include stock options, SARs, restricted stock and RSUs.  Through December 28, 2013, we have issued only stock options and SARs under this plan.  These awards generally vest over a period of four years and expire no longer than ten years after grant.

At year end 2013, approximately 16 million shares were available for future share-based compensation grants under the above plans.

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

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2014.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rate	0.8%	0.8%	2.0%
Expected term (years)	6.2	6.0	5.9
Expected volatility	29.9%	29.0%	28.2%
Expected dividend yield	2.1%	1.8%	2.0%

We believe it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term.  These groups consist of grants made primarily to restaurant-level employees under the RGM Plan, which cliff-vest after four years and expire ten years after grant, and grants made to executives under our other stock award plans, which typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our restaurant-level employees and our executives exercised the awards on average after 5 years and 6.25 years, respectively.

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our publicly traded options.  The expected dividend yield is based on the annual dividend yield at the time of grant.

The fair values of RSU and PSU awards granted prior to 2013 are based on the closing price of our stock on the date of grant. In 2013, the Company granted PSU awards with market-based conditions valued using a Monte Carlo simulation.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	28,612		$37.05
Granted	3,767		63.83
Exercised	(4,030)		27.15
Forfeited or expired	(636)		47.69
Outstanding at the end of the year	27,713	(a)	$41.77	5.72	$890
Exercisable at the end of the year	17,787		$33.58	4.45	$717

(a)	Outstanding awards include 3,103 options and 24,610 SARs with average exercise prices of $34.58 and $42.68, respectively.

The weighted-average grant-date fair value of stock options and SARs granted during 2013, 2012 and 2011 was $14.67, $15.00 and $11.78, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 28, 2013, December 29, 2012 and December 31, 2011, was $176 million, $319 million and $226 million, respectively.

As of December 28, 2013, there was $85 million of unrecognized compensation cost related to stock options and SARs, which will be reduced by any forfeitures that occur, related to unvested awards that is expected to be recognized over a remaining weighted-average period of approximately 1.8 years.  The total fair value at grant date of awards that vested during 2013, 2012 and 2011 was $51 million, $48 million and $43 million, respectively.

RSUs and PSUs

As of December 28, 2013, there was $7 million of unrecognized compensation cost related to 0.9 million unvested RSUs and PSUs.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2013	2012	2011
Options and SARs	$44	$42	$49
Restricted Stock Units	6	5	5
Performance Share Units	(1)	3	5
Total Share-based Compensation Expense	$49	$50	$59
Deferred Tax Benefit recognized	$15	$15	$18

EID compensation expense not share-based	$11	$5	$2

Cash received from stock option exercises for 2013, 2012 and 2011, was $37 million, $62 million and $59 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2013, 2012 and 2011 totaled $65 million, $120 million and $82 million, respectively.

Note 16 – Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2013, 2012 and 2011.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)						Dollar Value of Shares Repurchased
Authorization Date	2013		2012		2011		2013		2012		2011
November 2013	—		—		—		$—		$—		$—
November 2012	10,922		1,069		—		750		47		—
November 2011	—		11,035		—		—		750		—
January 2011	—		2,787		10,864		—		188		562
March 2010	—		—		3,441		—		—		171
Total	10,922	(a)	14,891	(a)	14,305	(b)	$750	(a)	$985	(a)	$733	(b)

(a)
2013 amount excludes and 2012 amount includes the effect of $20 million in share repurchases (0.3 million shares) with trade dates prior to the 2012 fiscal year end but with settlement dates subsequent to the 2012 fiscal year end.

(b)
2011 amount excludes the effect of $19 million in share repurchases (0.4 million shares) with trade dates prior to the 2010 fiscal year end but cash settlement dates subsequent to the 2010 fiscal year.

On November 16, 2012, our Board of Directors authorized share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. On November 22, 2013, our Board of Directors authorized additional share repurchases through May 2015 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. As of December 28, 2013, we have $953 million available for future repurchases under these authorizations.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefit Plan Losses(a)(b)	Net Unrealized Loss on Derivative Instruments	Total
Balance at December 31, 2011, net of tax	$140	$(375)	$(12)	$(247)

Amounts classified into OCI, net of tax	23	(10)	(4)	9

Amounts reclassified from accumulated OCI, net of tax	3	99	4	106

OCI, net of tax	26	89	—	115

Balance at December 29, 2012, net of tax	166	(286)	(12)	(132)

Amounts classified into OCI, net of tax	4	136	4	144

Amounts reclassified from accumulated OCI, net of tax	—	53	(1)	52

OCI, net of tax	4	189	3	196

Balance at December 28, 2013, net of tax	$170	$(97)	$(9)	$64

(a)
Amounts reclassified from accumulated OCI to pension and post-retirement benefit plan losses during 2012 include amortization of net losses of $66 million, settlement charges of $89 million, amortization of prior service cost of $1 million and the related income tax benefit of $57 million. See Note 14 Pension Benefits for further information.

(b)
Amounts reclassified from accumulated OCI for pension and post-retirement benefit plan losses during 2013 include amortization of net losses of $51 million, settlement charges of $30 million, amortization of prior service cost of $2 million and the related income tax benefit of $30 million. See Note 14 Pension Benefits for further information.

Note 17 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2013	2012	2011
U.S.	$464	$504	$266
Foreign	1,087	1,641	1,393
	$1,551	$2,145	$1,659

The details of our income tax provision (benefit) are set forth below:

		2013	2012	2011
Current:	Federal	$159	$160	$78
	Foreign	330	314	374
	State	22	35	9
		$511	$509	461

Deferred:	Federal	$42	$91	(83)
	Foreign	(53)	(57)	(40)
	State	(13)	(6)	(14)
		(24)	28	(137)
		$487	$537	$324

The reconciliation of income taxes calculated at the U.S. federal tax statutory rate to our effective tax rate is set forth below:

	2013		2012		2011
U.S. federal statutory rate	$543	35.0%	$751	35.0%	$580	35.0%
State income tax, net of federal tax benefit	3	0.2	4	0.2	2	0.1
Statutory rate differential attributable to foreign operations	(177)	(11.4)	(165)	(7.7)	(218)	(13.1)
Adjustments to reserves and prior years	49	3.1	(47)	(2.2)	24	1.4
Net benefit from LJS and A&W divestitures	—	—	—	—	(72)	(4.3)
Change in valuation allowances	23	1.5	14	0.6	22	1.3
Other, net	46	3.0	(20)	(0.9)	(14)	(0.9)
Effective income tax rate	$487	31.4%	$537	25.0%	$324	19.5%

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

In 2011, this benefit was positively impacted by the repatriation of current year foreign earnings as we recognized excess foreign tax credits, resulting from the related effective tax rate being higher than the U.S. federal statutory rate.

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

In 2013, this item was negatively impacted by the provision recorded related to the continuing dispute with the IRS regarding the valuation of rights to intangibles transferred to certain foreign subsidiaries. See discussion below in the Internal Revenue Service Proposed Adjustments for details.

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

In 2013, $23 million of net tax expense was driven by $32 million for valuation allowances recorded against deferred tax assets generated during the current year, partially offset by a $9 million net tax benefit resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

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

In 2013, this item was negatively impacted by the $222 million non-cash impairment of Little Sheep goodwill, which resulted in no related tax benefit.

In 2012, this item was positively impacted by a one-time pre-tax gain of $74 million, with no related income tax expense, recognized on our acquisition of additional interest in, and consolidation of Little Sheep.

The details of 2013 and 2012 deferred tax assets (liabilities) are set forth below:

	2013	2012
Operating losses and tax credit carryforwards	$310	$337
Employee benefits	182	251
Share-based compensation	118	108
Self-insured casualty claims	48	50
Lease-related liabilities	120	115
Various liabilities	88	82
Property, plant and equipment	42	39
Deferred income and other	58	57
Gross deferred tax assets	966	1,039
Deferred tax asset valuation allowances	(203)	(200)
Net deferred tax assets	$763	$839
Intangible assets, including goodwill	$(233)	$(256)
Property, plant and equipment	(93)	(95)
Other	(55)	(48)
Gross deferred tax liabilities	$(381)	$(399)
Net deferred tax assets (liabilities)	$382	$440

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current	$123	$127
Deferred income taxes – long-term	399	467
Accounts payable and other current liabilities	(2)	(5)
Other liabilities and deferred credits	(138)	(149)
	$382	$440

We have investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis.  We have not provided deferred tax on the portion of the excess that we believe is essentially permanent in duration.  This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.  We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $2.6 billion at December 28, 2013.  A determination of the deferred tax liability on this amount is not practicable.

At December 28, 2013, the Company has foreign operating and capital loss carryforwards of $0.6 billion and U.S. state operating loss, capital loss and tax credit carryforwards of $1.2 billion and U.S. federal capital loss and tax credit carryforwards of $0.2 billion.  These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire as follows:

	Year of Expiration
	2014	2015-2018	2019-2033	Indefinitely	Total
Foreign	$38	$132	$91	$325	$586
U.S. state	16	105	1,040	—	1,161
U.S. federal	—	90	64	—	154
	$54	$327	$1,195	$325	$1,901

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $243 million and $309 million of unrecognized tax benefits at December 28, 2013 and December 29, 2012, respectively, $170 million and $184 million of which, if recognized, would impact the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2013	2012
Beginning of Year	$309	$348
Additions on tax positions - current year	19	50
Additions for tax positions - prior years	55	23
Reductions for tax positions - prior years	(102)	(90)
Reductions for settlements	(23)	(6)
Reductions due to statute expiration	(16)	(16)
Foreign currency translation adjustment	1	—
End of Year	$243	$309

The Company believes it is reasonably possible its unrecognized tax benefits may decrease by approximately $26 million in the next twelve months, including approximately $20 million which, if recognized upon audit settlement or statute expiration, would affect the 2014 effective tax rate. Each of these positions is individually insignificant.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous foreign jurisdictions.  The following table summarizes our major jurisdictions and the tax years that are either currently under audit or remain open and subject to examination:

Jurisdiction	Open Tax Years
U.S. Federal	2004 – 2013
China	2010 – 2013
United Kingdom	2010 – 2013
Mexico	2006 – 2013
Australia	2009 – 2013

In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 28, 2013, each of which is individually insignificant.

The accrued interest and penalties related to income taxes at December 28, 2013 and December 29, 2012 are set forth below:

	2013	2012
Accrued interest and penalties	$64	$50

During 2013, 2012 and 2011, a net expense of $18 million, net benefit of $3 million and net benefit of $2 million, respectively, for interest and penalties was recognized in our Consolidated Statements of Income as components of its income tax provision.

Internal Revenue Service Proposed Adjustments

On June 23, 2010, the Company received a Revenue Agent Report (RAR) from the Internal Revenue Service (the "IRS") relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $255 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $40 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2013, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $140 million plus net interest to date of approximately $10 million.

We believe we have properly reported our taxable income and paid taxes consistent with all applicable laws and intend to vigorously defend our position, including through litigation, if we are unable to settle with the IRS through administrative proceedings. As the final resolution of the proposed adjustments remains uncertain, there can be no assurance that payments due upon final resolution of this issue will not exceed our currently recorded reserve and such payments could have a material adverse effect on our financial position.  Additionally, if increases to our reserves are deemed necessary due to future developments related to this issue, such increases could have a material adverse effect on our results of operations as they are recorded.  The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution.

Note 18 – Reportable Operating Segments

We are principally engaged in developing, operating, franchising and licensing the worldwide KFC, Pizza Hut and Taco Bell concepts. KFC, Pizza Hut and Taco Bell operate in 118, 91, and 21 countries and territories, respectively.  Our five largest international markets based on Operating Profit in 2013 are China, Asia Franchise, United Kingdom, Australia and Latin America Franchise.

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

	Revenues
	2013	2012	2011
China	$6,905	$6,898	$5,566
YRI	3,099	3,281	3,192
U.S.	2,953	3,352	3,786
India	127	102	82
	$13,084	$13,633	$12,626

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2013	2012	2011
China (b)	$777	$1,015	$908
YRI	760	715	673
U.S.	684	666	589
India	(15)	(1)	—
Unallocated Occupancy and other(a)(c)	—	16	14
Unallocated and corporate expenses(a)(d)	(207)	(271)	(223)
Unallocated Closures and impairment expense(a)(e)	(295)	—	(80)
Unallocated Other income (expense)(a)(f)	(6)	76	6
Unallocated Refranchising gain (loss)(a)(g)	100	78	(72)
Operating Profit	1,798	2,294	1,815
Interest expense, net(h)	(247)	(149)	(156)
Income Before Income Taxes	$1,551	$2,145	$1,659

	Depreciation and Amortization
	2013	2012	2011
China	$394	$337	$258
YRI	175	167	183
U.S.	135	147	179
India	9	6	5
Corporate(c)	8	8	12
	$721	$665	$637

	Capital Spending
	2013	2012	2011
China	$568	$655	$405
YRI	289	251	240
U.S.	157	173	256
India	31	18	16
Corporate	4	2	23
	$1,049	$1,099	$940

	Identifiable Assets
	2013	2012	2011
China (i)	$3,720	$3,752	$2,527
YRI	2,618	2,663	2,847
U.S.	1,705	1,844	2,070
India	99	68	52
Corporate(j)	553	686	1,338
	$8,695	$9,013	$8,834

	Long-Lived Assets(k)
	2013	2012	2011
China	$2,667	$2,779	$1,546
YRI	1,732	1,561	1,600
U.S.	1,489	1,555	1,805
India	66	47	35
Corporate	32	32	36
	$5,986	$5,974	$5,022

(a)	Amounts have not been allocated to any segment for performance reporting purposes.

(b)	Includes equity income from investments in unconsolidated affiliates of $26 million, $47 million and $47 million in 2013, 2012 and 2011, respectively, for China.

(c)
2012 and 2011 include depreciation reductions arising from the impairments of Pizza Hut UK restaurants we sold in 2012 of $13 million and $3 million, respectively.  2012 and 2011 include depreciation reductions arising from the impairment of KFC restaurants we offered to sell of $3 million and $10 million, respectively. See Note 4.

(d)
2013 and 2012 include pension settlement charges of $22 million and $87 million, respectively. 2013, 2012 and 2011 include approximately $5 million, $5 million and $21 million, respectively, of charges relating to U.S. G&A productivity initiatives and realignment of resources.  See Note 4.

(e)	2013 represents impairment loss related to Little Sheep. 2011 represents net losses resulting from the LJS and A&W divestitures. See Note 4.

(f)	2012 includes gain upon acquisition of Little Sheep of $74 million. See Note 4.

(g)	See Note 4 for further discussion of Refranchising gain (loss).

(h)	Includes $118 million of premiums and other costs related to the extinguishment of debt. See Losses Related to the Extinguishment of Debt section of Note 4.

(i)	China includes investments in 4 unconsolidated affiliates totaling $53 million, $72 million and $167 million for 2013, 2012 and 2011, respectively.

(j)
Primarily includes cash, deferred tax assets and property, plant and equipment, net, related to our office facilities. 2011 includes $300 million of restricted cash related to the 2012 Little Sheep acquisition.

(k)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

See Note 4 for additional operating segment disclosures related to impairment and store closure (income) costs.

Note 19 – Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2066.  As of December 28, 2013, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $725 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 28, 2013 was approximately $625 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 28, 2013 and December 29, 2012 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S.  We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of approximately $35 million in support of the franchisee loan program at December 28, 2013.  The total loans outstanding under the loan pool were $38 million at December 28, 2013 with an additional $42 million available for lending at December 28, 2013.

In addition to the guarantees described above, YUM has provided guarantees of up to approximately $100 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were approximately $44 million at December 28, 2013.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates.  At December 28, 2013 there are no guarantees outstanding for unconsolidated affiliates.  Our unconsolidated affiliates had total revenues of approximately $1.1 billion for the year ended December 28, 2013 and assets and debt of approximately $365 million and $85 million, respectively, at December 28, 2013.

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

The following table summarizes the 2013 and 2012 activity related to our net self-insured property and casualty reserves as of December 28, 2013.

	Beginning Balance	Expense	Payments	Ending Balance
2013 Activity	$142	47	(61)	$128
2012 Activity	$140	58	(56)	$142

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

In early 2013, four putative class action complaints were filed in the U.S. District Court for the Central District of California against the Company and certain executive officers alleging claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs alleged that defendants made false and misleading statements concerning the Company’s current and future business and financial condition.  The four complaints were subsequently consolidated and transferred to the U.S. District Court for the Western District of Kentucky.  On August 5, 2013, lead plaintiff, Frankfurt Trust Investment GmbH, filed a Consolidated Class Action Complaint (“Amended Complaint”) on behalf of a putative class of all persons who purchased the Company’s stock between February 6, 2012 and February 4, 2013 (the “Class Period”).  The Amended Complaint no longer includes allegations relating to misstatements regarding the Company’s business or financial condition and instead alleges that, during the Class Period, defendants purportedly omitted information about the Company’s supply chain in China, thereby inflating the prices at which the Company’s securities traded.  On October 4, 2013, the Company and individual defendants filed a motion to dismiss the Amended Complaint.  Briefing on the motion to dismiss is now complete. The Company denies liability and intends to vigorously defend against all claims in the Amended Complaint.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On January 24, 2013, Bert Bauman, a purported shareholder of the Company, submitted a letter demanding that the Board of Directors initiate an investigation of alleged breaches of fiduciary duties by directors, officers and employees of the Company.  The breaches of fiduciary duties are alleged to have arisen primarily as a result of the failure to implement proper controls in connection with the Company’s purchases of poultry from suppliers to the Company’s China operations.  Subsequently, similar demand letters by other purported shareholders were submitted.  Those letters were referred to a special committee of the Board of Directors (the “Special Committee”) for consideration.  The Special Committee, upon conclusion of an independent inquiry of the matters described in the letters, unanimously determined that it is not in the best interests of the Company to pursue the claims described in the letters and, accordingly, rejected each shareholder’s demand.

On May 9, 2013, Mr. Bauman filed a putative derivative action in Jefferson Circuit Court, Commonwealth of Kentucky against certain current and former officers and directors of the Company asserting breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with an alleged failure to implement proper controls in the Company’s purchases of poultry from suppliers to the Company’s China operations and with an alleged scheme to mislead investors about the Company’s growth prospects in China.  By agreement of the parties, the matter is temporarily stayed pending the outcome of the motion to dismiss the securities class action. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On February 14, 2013, Jennifer Zona, another purported shareholder of the Company, submitted a demand letter similar to the demand letters described above.  On May 21, 2013, Ms. Zona filed a putative derivative action in the U.S. District Court for the Western District of Kentucky against certain officers and directors of the Company asserting claims similar to those asserted by Mr. Bauman.  The case was subsequently reassigned to the same judge that the securities class action is before.  On October 14, 2013, the Company filed a motion to dismiss on the basis of the Special Committee’s findings. By agreement of the parties, the matter is temporarily stayed pending the outcome of the motion to dismiss the securities class action. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On May 17, 2013, Sandra Wollman, another purported shareholder of the Company, submitted a demand letter similar to the demand letters described above. On December 9, 2013, Ms. Wollman filed a putative derivative action in the U.S. District Court for the Western District of Kentucky against certain current and former officers and directors of the Company asserting claims similar to those asserted by Mr. Bauman and Ms. Zona. By agreement of the parties, the matter was consolidated with the Zona action and is temporarily stayed pending the outcome of the motion to dismiss the securities class action. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

Taco Bell was named as a defendant in a number of putative class action suits filed in 2007, 2008, 2009 and 2010 alleging violations of California labor laws including unpaid overtime, failure to timely pay wages on termination, failure to pay accrued vacation wages, failure to pay minimum wage, denial of meal and rest breaks, improper wage statements, unpaid business expenses, wrongful termination, discrimination, conversion and unfair or unlawful business practices in violation of California Business & Professions Code §17200. Some plaintiffs also seek penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act as well as statutory “waiting time” penalties and allege violations of California’s Unfair Business Practices Act. Plaintiffs seek to represent a California state-wide class of hourly employees.

These matters were consolidated, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint in June 2009, and in March 2010 the court approved the parties’ stipulation to dismiss the Company from the action. Plaintiffs filed their motion for class certification on the vacation and final pay claims in December 2010, and on September 26, 2011 the court issued its order denying the certification of the vacation and final pay claims. Plaintiffs then sought to certify four separate meal and rest break classes. On January 2, 2013, the District Court rejected three of the proposed classes but granted certification with respect to the late meal break class. The parties thereafter agreed on a list of putative class members, and the class notice and opportunity to opt out of the litigation were mailed on January 21, 2014.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. We have provided for a reasonable estimate of the possible loss relating to this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Consolidated Financial Statements. A reasonable estimate of the amount of any possible loss or range of loss in excess of that currently provided for in our Consolidated Financial Statements cannot be made at this time.

On May 16, 2013, a putative class action styled Bernardina Rodriguez v. Taco Bell Corp. was filed in California Superior Court. The plaintiff seeks to represent a class of current and former California hourly restaurant employees alleging various violations of California labor laws including failure to provide meal and rest periods, failure to pay hourly wages, failure to provide accurate written wage statements, failure to timely pay all final wages, and unfair or unlawful business practices in violation of California Business & Professions Code §17200. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell removed the case to federal court and, on June 25, 2013, plaintiff filed a first amended complaint to include a claim seeking penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act. Taco Bell's motion to dismiss or stay the action in light of the In Re Taco Bell Wage and Hour Actions case was denied on October 30, 2013.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

In December 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the U.S. District Court for the Northern District of California styled Moeller, et al. v. Taco Bell Corp. In August 2003, plaintiffs filed an amended complaint alleging, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its approximately 200 Company-owned restaurants in California accessible to the class. Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class. Plaintiffs contend that there may be in excess of 100,000 individuals in the class. In February 2004, the District Court granted plaintiffs’ motion for class certification. The class included claims for injunctive relief and minimum statutory damages.

In May 2007, a hearing was held on plaintiffs’ Motion for Partial Summary Judgment seeking judicial declaration that Taco Bell was in violation of accessibility laws as to three specific issues: indoor seating, queue rails and door opening force. In August 2007, the court granted plaintiffs’ motion in part with regard to dining room seating. In addition, the court granted plaintiffs’ motion in part with regard to door opening force at some restaurants (but not all) and denied the motion with regard to queue lines.

In December 2009, the court denied Taco Bell’s motion for summary judgment on the ADA claims and ordered plaintiffs to select one restaurant to be the subject of a trial. The trial for the exemplar restaurant began on June 6, 2011, and on October 5, 2011 the court issued Findings of Fact and Conclusions of Law ruling that plaintiffs established that classwide injunctive relief was warranted with regard to maintaining compliance as to corporate Taco Bell restaurants in California. The court declined to order injunctive relief at the time, however, citing the pendency of Taco Bell’s motions to decertify both the injunctive and damages class. The court also found that twelve specific items at the exemplar store were once out of compliance with applicable state and/or federal accessibility standards.

Taco Bell filed a motion to decertify the class in August 2011, and in July 2012, the court granted Taco Bell’s motion to decertify the previously certified state law damages class but denied Taco Bell’s motion to decertify the ADA injunctive relief class. In September 2012, the court set a discovery and briefing schedule concerning the trials of the four individual plaintiffs’ state law damages claims, which the court stated will be tried before holding further proceedings regarding the possible issuance of an injunction. The court subsequently issued an order modifying its October 2011 Findings of Facts and Conclusions of Law deleting the statement that an injunction was warranted. Plaintiffs appealed that order, and on June 24, 2013 the Ninth Circuit Court of Appeals dismissed plaintiff’s appeal. On January 15, 2014, plaintiffs filed a motion seeking issuance of a classwide injunction, and Taco Bell filed a motion to dismiss both the individual and class ADA claims based on a lack of jurisdiction.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. Taco Bell has taken steps to address potential architectural and structural compliance issues at the restaurants in accordance with applicable state and federal disability access laws. The costs associated with addressing these issues have not significantly impacted our results of operations. We have provided for a reasonable estimate of the possible loss relating to this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Consolidated Financial Statements. A reasonable estimate of the amount of any possible loss or range of loss in excess of that currently provided for in our Consolidated Financial Statements cannot be made at this time.

In July 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the U.S. District Court for the District of Colorado. The complaint alleged that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law. In January 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers. However, in March 2010, the court granted Pizza Hut’s pending motion to dismiss for failure to state a claim, with leave to amend. Plaintiffs subsequently filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserted state-law class action claims under the laws of sixteen different states. Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time. In August 2010, the court granted plaintiffs’ motion to amend. Pizza Hut filed another motion to dismiss the Second Amended Complaint. In July 2011, the Court granted Pizza Hut’s motion with respect to plaintiffs’ state law claims but allowed the FLSA claims to go forward. Plaintiffs filed their Motion for Conditional Certification in August 2011, and the Court granted plaintiffs’ motion in April 2012. The opt-in period closed on August 23, 2012, and approximately 6,000 individuals opted in.

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

Note 20 – Selected Quarterly Financial Data (Unaudited)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,099	$2,474	$3,021	$3,590	$11,184
Franchise and license fees and income	436	430	445	589	1,900
Total revenues	2,535	2,904	3,466	4,179	13,084
Restaurant profit	333	310	531	509	1,683
Operating Profit(a)	487	390	350	571	1,798
Net Income – YUM! Brands, Inc.(c)	337	281	152	321	1,091
Basic earnings per common share	0.74	0.62	0.34	0.72	2.41
Diluted earnings per common share	0.72	0.61	0.33	0.70	2.36
Dividends declared per common share	0.335	0.335	—	0.74	1.41

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,344	$2,762	$3,142	$3,585	$11,833
Franchise and license fees and income	399	406	427	568	1,800
Total revenues	2,743	3,168	3,569	4,153	13,633
Restaurant profit	440	423	599	519	1,981
Operating Profit(b)	645	473	671	505	2,294
Net Income – YUM! Brands, Inc.	458	331	471	337	1,597
Basic earnings per common share	0.99	0.71	1.02	0.74	3.46
Diluted earnings per common share	0.96	0.69	1.00	0.72	3.38
Dividends declared per common share	0.285	0.285	—	0.67	1.24

(a)
Includes a non-cash charge of $295 million in the third quarter related primarily to the impairment of Little Sheep intangible assets and net U.S. refranchising gains of $17 million, $28 million, $37 million and $9 million in the first, second, third and fourth quarters, respectively. See Note 4 for further discussion.

(b)
Includes a non-cash gain recognized upon acquisition of Little Sheep of $74 million in the first quarter, refranchising losses associated with the Pizza Hut UK dine-in business of $24 million and $46 million in the first and fourth quarters, respectively, net U.S. refranchising gains of $45 million and $69 million in the first and fourth quarters, respectively and a pension settlement charge of $84 million in the fourth quarter. See Note 4 for further discussion.

(c)	Includes an after-tax charge of $75 million in the fourth quarter related to the repurchase of Senior Unsecured Notes. See Note 4 for further discussion.

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

We maintain a system of internal control over financial reporting, designed to provide reasonable assurance as to the reliability of the financial statements, as well as to safeguard assets from unauthorized use or disposition.  The system is supported by formal policies and procedures, including an active Code of Conduct program intended to ensure employees adhere to the highest standards of personal and professional integrity.  We have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 28, 2013.  Our internal audit function monitors and reports on the adequacy of and compliance with the internal control system, and appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified.

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

Although no cost-effective internal control system will preclude all errors and irregularities, we believe our controls as of December 28, 2013 provide reasonable assurance that our assets are reasonably safeguarded.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 28, 2013.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 28, 2013.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2013.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2013.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2013.

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

Date:	February 18, 2014

YUM! BRANDS, INC.

By:	/s/ David C. Novak

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Novak	Chairman of the Board,	February 18, 2014
David C. Novak	Chief Executive Officer
(principal executive officer)

/s/ Patrick J. Grismer	Chief Financial Officer	February 18, 2014
Patrick J. Grismer	(principal financial officer)

/s/ David E. Russell	Vice President, Finance and Corporate Controller	February 18, 2014
David E. Russell	(principal accounting officer)

/s/ Michael J. Cavanagh	Director	February 18, 2014
Michael J. Cavanagh

/s/ David W. Dorman	Director	February 18, 2014
David W. Dorman

/s/ Massimo Ferragamo	Director	February 18, 2014
Massimo Ferragamo

/s/ Mirian Graddick-Weir	Director	February 18, 2014
Mirian Graddick-Weir

/s/ J. David Grissom	Director	February 18, 2014
J. David Grissom

/s/ Bonnie G. Hill	Director	February 18, 2014
Bonnie G. Hill

/s/ Jonathan S. Linen	Director	February 18, 2014
Jonathan S. Linen

/s/ Thomas C. Nelson	Director	February 18, 2014
Thomas C. Nelson

/s/ Thomas M. Ryan	Director	February 18, 2014
Thomas M. Ryan

/s/ Jing-Shyh S. Su	Vice-Chairman of the Board	February 18, 2014
Jing-Shyh S. Su

/s/ Robert D. Walter	Director	February 18, 2014
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

4.1
Indenture, dated as of May 1, 1998, between YUM and The Bank of New York Mellon Trust Company, N.A., successor in interest to The First National Bank of Chicago, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on May 13, 1998.

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

(viii)
3.875% Senior Notes due November 1, 2023 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed October 31, 2013.

(ix)
5.350% Senior Notes due November 1, 2043 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 to YUM's Report on Form 8-K filed October 31, 2013.

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

10.7.2†
YUM! Brands Pension Equalization Plan Amendment, as effective January 1, 2012, which is incorporated by reference from Exhibit 10.7.2 to Yum’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013.

10.7.3†
YUM! Brands Pension Equalization Plan Amendment, as effective January 1, 2013, which is incorporated by reference from Exhibit 10.7.3 to Yum’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013.

10.8†	Form of Directors' Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.9†	Form of YUM! Brands, Inc. Change in Control Severance Agreement, which is incorporated herein by reference from Exhibit 10.1 to Yum’s Report on Form 8-K filed on March 21, 2013.

10.10†
YUM Long Term Incentive Plan, as Amended through the Fourth Amendment, as effective November 21, 2008, which is incorporated by reference from Exhibit 10.18 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.11
Second Amended and Restated YUM Purchasing Co-op Agreement, dated as of January 1, 2012, between YUM and the Unified Foodservice Purchasing Co-op, LLC, which is incorporated herein by reference from Exhibit 10.11 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

10.15.1†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2013) (Stock Options), as incorporated by reference from Exhibit 10.15.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013.

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

10.18.1†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2013) (Stock Appreciation Rights), which is incorporated by reference from Exhibit 10.18.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013.

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