Form 10-Q
period 2014-03-22
YUM BRANDS INC
filed 2014-04-28
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 22, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [•]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [•] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer:  [•] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [•]

 The number of shares outstanding of the Registrant’s Common Stock as of April 22, 2014 was 441,380,366 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/22/2014	3/23/2013
Company sales	$2,292	$2,099
Franchise and license fees and income	432	436
Total revenues	2,724	2,535
Costs and Expenses, Net
Company restaurant expenses
Food and paper	725	680
Payroll and employee benefits	493	490
Occupancy and other operating expenses	633	596
Company restaurant expenses	1,851	1,766
General and administrative expenses	271	273
Franchise and license expenses	33	30
Closures and impairment (income) expenses	3	4
Refranchising (gain) loss	(3)	(17)
Other (income) expense	(2)	(8)
Total costs and expenses, net	2,153	2,048
Operating Profit	571	487
Interest expense, net	33	31
Income Before Income Taxes	538	456
Income tax provision	139	120
Net Income – including noncontrolling interests	399	336
Net Income (loss) – noncontrolling interests	—	(1)
Net Income – YUM! Brands, Inc.	$399	$337

Basic Earnings Per Common Share	$0.89	$0.74

Diluted Earnings Per Common Share	$0.87	$0.72

Dividends Declared Per Common Share	$0.37	$0.335

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/22/2014	3/23/2013

Net Income - including noncontrolling interests	$399	$336
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	(37)	(5)
Reclassification of adjustments and (gains) losses into Net Income	—	—
	(37)	(5)
Tax (expense) benefit	(2)	7
	(39)	2
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(6)	(8)
Reclassification of (gains) losses into Net Income	8	25
	2	17
Tax (expense) benefit	(1)	(8)
	1	9
Changes in derivative instruments
Unrealized gains (losses) arising during the year	5	1
Reclassification of (gains) losses into Net Income	(4)	—
	1	1
Tax (expense) benefit	—	—
	1	1
Other comprehensive income (loss), net of tax	(37)	12
Comprehensive Income - including noncontrolling interests	362	348
Comprehensive Income (loss) - noncontrolling interests	—	(1)
Comprehensive Income - YUM! Brands, Inc.	$362	$349

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/22/2014	3/23/2013
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$399	$336
Depreciation and amortization	140	130
Closures and impairment (income) expenses	3	4
Refranchising (gain) loss	(3)	(17)
Deferred income taxes	(11)	(6)
Equity income from investments in unconsolidated affiliates	(13)	(7)
Excess tax benefits from share-based compensation	(13)	(11)
Share-based compensation expense	12	9
Changes in accounts and notes receivable	23	9
Changes in inventories	33	26
Changes in prepaid expenses and other current assets	(2)	(8)
Changes in accounts payable and other current liabilities	(20)	(81)
Changes in income taxes payable	53	18
Other, net	(31)	(1)
Net Cash Provided by Operating Activities	570	401

Cash Flows – Investing Activities
Capital spending	(172)	(237)
Proceeds from refranchising of restaurants	2	81
Acquisitions	(2)	—
Other, net	4	3
Net Cash Used in Investing Activities	(168)	(153)

Cash Flows – Financing Activities
Repayments of long-term debt	(2)	(1)
Short-term borrowings by original maturity
More than three months - proceeds	—	9
More than three months - payments	—	—
Three months or less, net	—	—
Revolving credit facilities, three month or less, net	35	—
Repurchase shares of Common Stock	(124)	(98)
Excess tax benefits from share-based compensation	13	11
Employee stock option proceeds	11	5
Dividends paid on Common Stock	(164)	(151)
Other, net	(6)	(34)
Net Cash Used in Financing Activities	(237)	(259)
Effect of Exchange Rates on Cash and Cash Equivalents	(4)	(3)
Net Increase (Decrease) in Cash and Cash Equivalents	161	(14)
Cash and Cash Equivalents - Beginning of Period	573	776
Cash and Cash Equivalents - End of Period	$734	$762

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	3/22/2014	12/28/2013
ASSETS
Current Assets
Cash and cash equivalents	$734	$573
Accounts and notes receivable, net	354	319
Inventories	258	294
Prepaid expenses and other current assets	238	286
Deferred income taxes	127	123
Advertising cooperative assets, restricted	98	96
Total Current Assets	1,809	1,691

Property, plant and equipment, net	4,378	4,459
Goodwill	881	889
Intangible assets, net	633	638
Investments in unconsolidated affiliates	40	53
Other assets	563	566
Deferred income taxes	401	399
Total Assets	$8,705	$8,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,825	$1,929
Income taxes payable	157	169
Short-term borrowings	70	71
Advertising cooperative liabilities	98	96
Total Current Liabilities	2,150	2,265

Long-term debt	2,949	2,918
Other liabilities and deferred credits	1,233	1,244
Total Liabilities	6,332	6,427

Redeemable noncontrolling interest	38	39

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 442 and 443 shares issued in 2014 and 2013, respectively	—	—
Retained earnings	2,248	2,102
Accumulated other comprehensive income (loss)	27	64
Total Shareholders’ Equity – YUM! Brands, Inc.	2,275	2,166
Noncontrolling interests	60	63
Total Shareholders’ Equity	2,335	2,229
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,705	$8,695

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 28, 2013 (“2013 Form 10-K”).  Except as disclosed herein, there has been no material change in the information disclosed in our Consolidated Financial Statements included in the 2013 Form 10-K.

YUM! Brands, Inc. and Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprises primarily the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  References to YUM throughout these Notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

YUM now consists of five reporting segments:

•	YUM China (“China” or “China Division”) includes all operations in mainland China.

•	YUM India ("India" or "India Division") includes our operations in India, Bangladesh, Nepal and Sri Lanka.

•	The KFC Division includes all operations of the KFC concept outside of China Division and India Division.

•	The Pizza Hut Division includes all operations of the Pizza Hut concept outside of China Division and India Division.

•	The Taco Bell Division includes all operations of the Taco Bell concept outside of India Division.

Previously, our reporting segments consisted of YUM Restaurants International, the United States, China and India. In the first quarter of 2014 we changed our management reporting structure to align our global operations outside of China and India by brand. As a result, our YUM Restaurants International and United States reporting segments were combined, and we began reporting this information by three new reporting segments: KFC Division, Pizza Hut Division and Taco Bell Division. China and India remain separate reporting segments. This new structure is designed to drive greater global brand focus, enabling us to more effectively share know-how and accelerate growth. While our consolidated results have not been impacted, we have restated our comparable segment information for consistent presentation.

YUM’s fiscal year ends on the last Saturday in December.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks. Our subsidiaries operate on similar fiscal calendars except that China, India and certain other international subsidiaries operate on a monthly calendar with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  International businesses within our KFC, Pizza Hut and Taco Bell divisions close approximately one month earlier to facilitate consolidated reporting.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2013 Form 10-K, our financial position as of March 22, 2014, and the results of our operations, comprehensive income and cash flows for the quarters ended March 22, 2014 and March 23, 2013. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 22, 2014. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2014	2013
Net Income – YUM! Brands, Inc.	$399	$337

Weighted-average common shares outstanding (for basic calculation)	447	455
Effect of dilutive share-based employee compensation	9	10
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	456	465
Basic EPS	$0.89	$0.74
Diluted EPS	$0.87	$0.72
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	6.1	4.5

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2014	2013		2014	2013		2014
November 2012	1,696	1,198		$124	$78		$79
November 2013	—	—		—	—		750
Total	1,696	1,198	(a)	$124	$78	(a)	$829

(a)	Amount excludes the effect of $20 million in share repurchases (0.3 million shares) with trade dates prior to 2013 and cash settlement dates during 2013.

Changes in accumulated other comprehensive income ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 28, 2013, net of tax	$170	$(97)	$(9)	$64

Current year gains (losses) classified into accumulated OCI, net of tax	(39)	(4)	3	(40)

(Gains) losses reclassified from accumulated OCI, net of tax	—	5	(2)	3

OCI, net of tax	(39)	1	1	(37)

Balance at March 22, 2014, net of tax	$131	$(96)	$(8)	$27

Note 4 - Other (Income) Expense

	Quarter ended
	2014	2013
Equity (income) loss from investments in unconsolidated affiliates	$(13)	$(7)
Foreign exchange net (gain) loss and other	11	(1)
Other (income) expense	$(2)	$(8)

Note 5 - Supplemental Balance Sheet Information

Accounts and Notes Receivable, net

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

	3/22/2014	12/28/2013
Accounts and notes receivable	$368	$330
Allowance for doubtful accounts	(14)	(11)
Accounts and notes receivable, net	$354	$319

Property, Plant and Equipment, net

	3/22/2014	12/28/2013
Property, plant and equipment, gross	$7,850	$7,850
Accumulated depreciation and amortization	(3,472)	(3,391)
Property, plant and equipment, net	$4,378	$4,459

Assets held for sale at March 22, 2014 and December 28, 2013 total $13 million and $16 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

Noncontrolling interests primarily include the ownership interests of minority shareholders of the entities that operate the KFCs in Beijing and Shanghai, China.  The redeemable noncontrolling interest comprises the 7% ownership interest in Little Sheep that continues to be held by the Little Sheep founding shareholders, and is classified outside of permanent equity on our Condensed Consolidated Balance Sheets due to redemption rights held by the founding Little Sheep shareholders. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	Noncontrolling Interests	Reedemable Noncontrolling Interest
Balance at December 28, 2013	$63	$39
Net Income (loss) – noncontrolling interests	1	(1)
Dividends declared	(4)	—
Balance at March 22, 2014	$60	$38

Note 6 - Income Taxes

	Quarter ended
	2014	2013
Income taxes	$139	$120
Effective tax rate	25.9%	26.4%

Our effective tax rate was lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our effective tax rate for the quarter ended March 22, 2014 was lower than the prior year primarily due to the favorable impact of tax law changes in certain jurisdictions.

On June 23, 2010, the Company received a Revenue Agent Report ("RAR") from the Internal Revenue Service ("IRS") relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $265 million for fiscal years 2004-2006.  On January 9, 2013, the Company received an RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $45 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2013, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $140 million plus net interest to date of approximately $10 million.

We believe we have properly reported our taxable income and paid taxes consistent with all applicable laws and intend to vigorously defend our position, including through litigation, if we are unable to settle with the IRS through administrative proceedings.  Based on discussions with the IRS subsequent to the Company’s quarter end of March 22, 2014, the Company now believes it is reasonably possible that it will reach a settlement with the IRS on this issue during 2014.  The Company may record additional reserves related to this issue as these settlement discussions continue.  However, the Company continues to believe that its full year effective tax rate will be within the previously communicated range of 26%-28%, inclusive of any additional reserves that might be recorded as a result of these settlement discussions.

While settlement discussions with the IRS continue, the final resolution of the proposed adjustments remains uncertain and there can be no assurance that a settlement will be reached.  If a settlement is not reached and increases to our reserves are deemed necessary in future years due to developments related to this issue, such increases could have a material adverse effect on our operating results as they are recorded. Final resolution of this matter through either current settlement discussions or other means could require us to make significant cash payments.

Note 7 - Reportable Operating Segments

We identify our operating segments based on management responsibility, which has changed beginning the first quarter of 2014. See Note 1. We have restated our comparable segment information for consistent presentation. The following tables summarize Revenues, Operating Profit and Identifiable Assets for each of our reportable operating segments:

	Quarter ended
Revenues	2014	2013
China	$1,379	$1,151
KFC Division	664	659
Pizza Hut Division	267	267
Taco Bell Division	391	438
India	23	20
	$2,724	$2,535

	Quarter ended
Operating Profit (loss)	2014	2013
China(a)	$285	$154
KFC Division	163	165
Pizza Hut Division	84	99
Taco Bell Division	84	100
India	(3)	(2)
Corporate and Other unallocated(b)	(42)	(29)
Operating Profit	$571	$487
Interest expense, net	(33)	(31)
Income Before Income Taxes	$538	$456

	3/22/2014	12/28/2013
Identifiable Assets
China(c)	$3,827	$3,720
KFC Division	2,307	2,301
Pizza Hut Division	732	723
Taco Bell Division	1,010	1,017
India	101	99
Corporate and unallocated(d)	728	835
	$8,705	$8,695

(a)	Includes equity income from investments in unconsolidated affiliates. See Note 4.

(b)	Includes refranchising gains and (losses).

(c)	China includes investments in 4 unconsolidated affiliates totaling $40 million and $53 million as of 2014 and 2013, respectively.

(d)	Primarily includes cash, deferred tax assets and property, plant and equipment, net, related to our office facilities.

Note 8 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan, is funded. We fund our other U.S. plans as benefits are paid.  The YUM Retirement Plan and our most significant non-qualified plan are closed to new salaried participants.  We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the UK. During 2013, our Pizza Hut UK plan was frozen such that existing participants can no longer earn future service credits. Our KFC UK plan was frozen to future service credits in 2011.

The components of net periodic benefit cost associated with our significant U.S. pension plans and significant international pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended
	2014	2013	2014	2013
Service cost	$4	$5	$—	$—
Interest cost	12	13	2	2
Expected return on plan assets	(13)	(14)	(3)	(3)
Amortization of net loss	4	14	—	1
Net periodic benefit cost	$7	$18	$(1)	$—

Additional loss (gain) recognized due to:
Settlement (a)	$3	$10	$—	$—
Curtailment (b)	$—	$—	$—	$(5)

(a)
Losses are a result of settlement transactions from a non-funded plan which exceeded the sum of annual service and interest costs for that plan. These losses were recorded in General and administrative ("G&A") expenses.

(b)	During 2013, our Pizza Hut UK Plan recorded a curtailment gain within G&A expenses as a result of terminating future service credits for all participants.

Note 9 - Fair Value Measurements

At March 22, 2014 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.1 billion (Level 2), compared to their carrying value of $2.8 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

The Company has interest rate swaps, foreign currency forwards and other investments that are required to be measured at fair value on a recurring basis. Interest rate swaps are used to reduce our exposure to interest rate risk and lower interest expense for a portion of our fixed-rate debt, and foreign currency forwards are used to reduce our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables. The fair value of these swaps, forwards and other investments were not material at March 22, 2014 or December 28, 2013. In addition certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis if determined to be impaired. During the quarter ended March 22, 2014, there were no significant assets or liabilities subject to non-recurring fair value measurements.

Note 10 - Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in Subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 was effective for the Company during the quarter ended March 22, 2014. The adoption of this standard did not have a significant impact on our Condensed Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. ASU 2013-11 was effective for the Company during the quarter ended March 22, 2014. The adoption of this standard did not have a significant impact on our Condensed Consolidated Financial Statements.

Note 11 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of (a) assigning our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributing certain Company restaurants to unconsolidated affiliates; and (c) guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2066.  As of March 22, 2014, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $700 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 22, 2014 was approximately $600 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at March 22, 2014 was not material.

Other Franchise Guarantees

We have agreed to provide guarantees of $44 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were approximately $75 million at March 22, 2014.

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

On May 16, 2013, a putative class action styled Bernardina Rodriguez v. Taco Bell Corp. was filed in California Superior Court. The plaintiff seeks to represent a class of current and former California hourly restaurant employees alleging various violations of California labor laws including failure to provide meal and rest periods, failure to pay hourly wages, failure to provide accurate written wage statements, failure to timely pay all final wages, and unfair or unlawful business practices in violation of California Business & Professions Code §17200. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell removed the case to federal court and, on June 25, 2013, plaintiff filed a first amended complaint to include a claim seeking penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act. Taco Bell's motion to dismiss or stay the action in light of the In Re Taco Bell Wage and Hour Actions case was denied on October 30, 2013. In April 2014 the parties stipulated to address the sufficiency of plaintiff’s legal theory as to her meal break claim before conducting full discovery. On April 23, 2014, the court approved the stipulation and set a hearing for cross-summary judgment motions on September 10, 2014.

Taco Bell denies liability and intends to vigorously defend against all claims in this lawsuit. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

In December 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the U.S. District Court for the Northern District of California styled Moeller, et al. v. Taco Bell Corp. In August 2003, plaintiffs filed an amended complaint alleging, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its restaurants in California accessible to the class. Plaintiffs contend that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities do not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs have requested: (a) an injunction from the District Court ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the District Court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, are seeking the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class. Plaintiffs contend that there may be in excess of 100,000 individuals in the class. In February 2004, the District Court granted plaintiffs’ motion for class certification. The class included claims for injunctive relief and minimum statutory damages.

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

In December 2009, the court denied Taco Bell’s motion for summary judgment on the ADA claims and ordered plaintiffs to select one restaurant to be the subject of a trial. Following the trial, the court issued Findings of Fact and Conclusions of Law in October 2011 ruling that plaintiffs established that classwide injunctive relief was warranted with regard to maintaining compliance as to corporate Taco Bell restaurants in California. The court declined to order injunctive relief at the time. The court also found that twelve specific items at the exemplar store were once out of compliance with applicable state and/or federal accessibility standards.

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

On April 24, 2014, the parties agreed to settle this matter. The parties are in the process of submitting the settlement to the court for approval. If the settlement is approved by the court, the associated cash payments will not be material.

In July 2009, a putative class action styled Mark Smith v. Pizza Hut, Inc. was filed in the U.S. District Court for the District of Colorado. The complaint alleged that Pizza Hut did not properly reimburse its delivery drivers for various automobile costs, uniforms costs, and other job-related expenses and seeks to represent a class of delivery drivers nationwide under the Fair Labor Standards Act (FLSA) and Colorado state law. In January 2010, plaintiffs filed a motion for conditional certification of a nationwide class of current and former Pizza Hut, Inc. delivery drivers. However, in March 2010, the court granted Pizza Hut’s pending motion to dismiss for failure to state a claim, with leave to amend. Plaintiffs subsequently filed an amended complaint, which dropped the uniform claims but, in addition to the federal FLSA claims, asserted state-law class action claims under the laws of sixteen different states. Pizza Hut filed a motion to dismiss the amended complaint, and plaintiffs sought leave to amend their complaint a second time. In August 2010, the court granted plaintiffs’ motion to amend. Pizza Hut filed another motion to dismiss the Second Amended Complaint. In July 2011, the Court granted Pizza Hut’s motion with respect to plaintiffs’ state law claims but allowed the FLSA claims to go forward. Plaintiffs filed their Motion for Conditional Certification in August 2011, and the Court granted plaintiffs’ motion in April 2012. The opt-in period closed on August 23, 2012, and 6,049 individuals opted in.  On February 28, 2014, Pizza Hut filed a motion to decertify the collective action, along with a motion for partial summary judgment seeking an order from the Court that the FLSA does not require Pizza Hut to reimburse certain fixed costs that delivery drivers would have incurred regardless of their employment with Pizza Hut.

Pizza Hut denies liability and intends to vigorously defend against all claims in this lawsuit. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

We are engaged in various other legal proceedings and have certain unresolved claims pending, the ultimate liability for which, if any, cannot be determined at this time. However, based upon current information and consultation with legal counsel, we expect that the final disposition of such proceedings and claims will not have a material adverse effect, individually or in the aggregate, on our Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Yum! Brands, Inc. (“YUM” or the “Company”) operates, franchises or licenses a worldwide system of over 40,000 restaurants in more than 125 countries and territories, primarily through the concepts of KFC, Pizza Hut and Taco Bell. These three concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively. Of the more than 40,000 restaurants 20% are operated by the Company and 80% are operated by franchisees, licensees or unconsolidated affiliates.

The Company is focused on the following key growth strategies:

•	Build Powerful Brands Through Superior Marketing, Breakthrough Innovation and Compelling Value with a Foundation Built on Winning Food and World Class Operations

•	Drive Aggressive Unit Expansion Everywhere, Especially in Emerging Markets, and Build Leading Brands in Every Significant Category in China and India

•	Create Industry Leading Returns Through Franchising and Disciplined Use of Capital, Maximizing Long-term Shareholder Value

YUM now consists of five reporting segments:

•	YUM China (“China” or “China Division”) includes all operations in mainland China.

•	YUM India ("India" or "India Division") includes our operations in India, Bangladesh, Nepal and Sri Lanka.

•	The KFC Division includes all operations of the KFC concept outside of China Division and India Division.

•	The Pizza Hut Division includes all operations of the Pizza Hut concept outside of China Division and India Division.

•	The Taco Bell Division includes all operations of the Taco Bell concept outside of India Division.

Previously, our reporting segments consisted of YUM Restaurants International, the United States, China and India. In the first quarter of 2014 we changed our management reporting structure to align our global operations outside of China and India by brand. As a result, our YUM Restaurants International and United States reporting segments were combined, and we began reporting this information by three new reporting segments: KFC Division, Pizza Hut Division and Taco Bell Division. China and India remain separate reporting segments. This new structure is designed to drive greater global brand focus, enabling us to more effectively share know-how and accelerate growth. While our consolidated results have not been impacted, we have restated our comparable segment information for consistent presentation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Note Regarding Forward-Looking Statements and our annual report on Form 10-K for the fiscal year ended December 28, 2013 (“2013 Form 10-K”). References to YUM throughout this discussion are made in first person notations of “we,” “us” or “our.”

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•
The Company provides certain percentage changes excluding the impact of foreign currency translation (“FX”).  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

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

•	Same-store sales growth is the estimated growth in system sales of all restaurants that have been open and in the YUM system one year or more.

•
Company restaurant profit is defined as Company sales less expenses incurred directly by our Company restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Company restaurant profit divided by Company sales. Within the company restaurant margin analysis, Store portfolio actions represent the net impact of new unit openings, acquisitions, refranchising and store closures and Other primarily represents the impact of same-store sales, as well as the impact of changes in costs such as inflation/deflation.

•	Operating margin is defined as Operating Profit divided by Total Revenues.

•
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") throughout this MD&A, the Company provides non-GAAP measurements which present operating results on a basis before items that we have deemed Special. The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present operations, excluding those items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

All Note references herein refer to the accompanying Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Results of Operations

Our ongoing earnings growth model, which includes the ongoing earnings growth rates described within each of our reportable segment sections below, is expected to generate EPS growth of at least 10% annually. Our 2014 EPS prior to Special Items is expected to grow at least 20% due in large part to our expectations that China Division Operating Profit for 2014 will grow at a rate significantly above the ongoing growth rate of 15% as indicated in the China Division discussion. Details of our 2014 Guidance by division as presented on December 2, 2013 can be found online at http://yum.com.

The Consolidated Results of Operations for the quarters ended March 22, 2014 and March 23, 2013 are presented below:

	Quarter ended
	2014	2013	% B/(W)
Company sales	$2,292	$2,099	9
Franchise and license fees and income	432	436	(1)
Total revenues	$2,724	$2,535	7

Company restaurant profit	$441	$333	32
Restaurant Margin %	19.2%	15.9%	3.3	ppts.

G&A expenses	$271	$273	1
Franchise and license expenses	33	30	(10)
Closures and impairment (income) expenses	3	4	35
Refranchising (gain) loss	(3)	(17)	(81)
Other (income) expense	(2)	(8)	(78)
Operating Profit	$571	$487	17
Interest expense, net	33	31	(6)
Income tax provision	139	120	(16)
Effective Tax Rate	25.9%	26.4%	0.5	ppts.

Net Income – including noncontrolling interests	$399	$336	19
Net Income (loss) – noncontrolling interests	—	(1)	NM
Net Income – YUM! Brands, Inc.	$399	$337	18

Diluted earnings per share (a)	$0.87	$0.72	21
Diluted earnings per share before Special Items (a)	$0.87	$0.70	24

(a)	See Note 2 for the number of shares used in this calculation.

	Quarter ended
	2014	2013
System Sales Growth, reported	2%	1%
System Sales Growth, excluding FX	4%	1%

Unit Count	3/22/2014	3/23/2013	% B/(W)
Franchise & License	31,408	30,872	2
Company-owned	8,191	7,660	7
Unconsolidated Affiliates	725	673	8
	40,324	39,205	3

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter ended
Detail of Special Items	2014	2013
U.S. Refranchising gain (loss)(a)	$2	$17
Total Special Items Income (Expense)	2	17
Tax Benefit (Expense) on Special Items(b)	(1)	(6)
Special Items Income (Expense), net of tax	$1	$11
Average diluted shares outstanding	456	465
Special Items diluted EPS	$—	$0.02

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$569	$470
Special Items Income (Expense)	2	17
Reported Operating Profit	$571	$487

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.87	$0.70
Special Items EPS	—	0.02
Reported EPS	$0.87	$0.72

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	25.8%	26.0%
Impact on Tax Rate as a result of Special Items(b)	0.1%	0.4%
Reported Effective Tax Rate	25.9%	26.4%

(a)
U.S. refranchising gains and losses have not historically been allocated to our segments for performance reporting purposes due to the scope of our U.S. refranchising program in prior years and the volatility in gains and losses. The 2013 gains primarily relate to sales of Taco Bell restaurants in the U.S.

(b)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

Quarter Highlights

The following quarterly highlights are variances versus the same period a year ago and exclude the impact of Special Items. System sales and Operating Profit in the quarterly highlights below exclude the impact of foreign currency translation.

●	Worldwide system sales grew 4%. Worldwide restaurant margin increased 3.3 percentage points to 19.2% and worldwide Operating Profit increased 22%.

●	Total international development was 249 new restaurants; 86% of this development occurred in emerging markets.

●	China Division system sales increased 17% driven by 7% unit growth and 9% same-store sales growth. Restaurant margin increased 6.8 percentage points to 23.4%. Operating Profit increased 80%.

●	KFC Division system sales increased 4% driven by 2% unit growth and 1% same-store sales growth. Restaurant margin decreased 0.3 percentage points to 12.9%. Operating Profit increased 4%.

●	Pizza Hut Division system sales were even as 2% unit growth was offset by a 2% same-store sales decline. Restaurant margin decreased 4.2 percentage points to 10.8%. Operating Profit decreased 14%.

●	Taco Bell Division system sales were even, as 1% unit growth was offset by a 1% same-store sales decline. Restaurant margin decreased 2.6 percentage points to 15.6%. Operating Profit decreased 16%.

●	Worldwide effective tax rate decreased to 25.8% from 26.0%.

●	Foreign currency translation negatively impacted reported Operating Profit by $3 million.

China Division

The China Division has approximately 6,300 units, predominately KFCs and Pizza Huts which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Additionally, the Company operates a majority of the distribution system for its restaurants in China which we believe provides a significant competitive advantage. Given this strong competitive position, a growing economy and a population of 1.4 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants, accelerating the development of Pizza Hut Home Service (home delivery), integrating the Little Sheep brand (hot pot) we acquired in 2012 and testing the additional restaurant concept of East Dawning (Chinese food). Our ongoing earnings growth model in China includes low double-digit percentage unit growth, mid-single digit same-store sales growth and moderate margin improvement, which we expect to drive Operating Profit growth of 15%.

The China Division's 2014 Operating Profit is expected to grow at a rate significantly above our 15% target due to KFC China recovering from significant sales declines in 2013. See our 2013 Form 10-K for additional discussion.

	Quarter ended
			% B/(W)
	2014	2013	Reported		Ex FX
Company Sales	$1,356	$1,133	20		17
Franchise and license fees and income	23	18	25		22
Total Revenues	$1,379	$1,151	20		17

Company restaurant profit	$317	$188	69		64
Restaurant Margin %	23.4%	16.6%	6.8	ppts.	6.8	ppts.

G&A expenses	$62	$55	(12)		(9)
Operating Profit	$285	$154	85		80

	Quarter ended
	2014	2013
System Sales Growth, reported	20%	(8)%
System Sales Growth, excluding FX	17%	(9)%
Same-Store Sales Growth %	9%	(20)%

Unit Count	3/22/2014	3/23/2013	% B/(W)
Company-owned	5,103	4,735	8
Unconsolidated Affiliates	725	673	8
Franchise & License	504	518	(3)
	6,332	5,926	7

	12/28/2013	New Builds	Closures	Refranchised	3/22/2014
Company-owned	5,026	108	(27)	(4)	5,103
Unconsolidated Affiliates	716	12	(3)	—	725
Franchise & License	501	3	(4)	4	504
Total	6,243	123	(34)	—	6,332

Total Revenues

The increase in Company Sales for the quarter, excluding the impact of foreign currency translation, was driven by net new unit development and same-store sales growth.

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by same-store sales growth, refranchising and net new unit development.

Restaurant Margin

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$1,133	$95	$92	$36	$1,356
Cost of sales	(375)	(27)	(5)	(11)	(418)
Cost of labor	(231)	(14)	11	(7)	(241)
Occupancy and other	(339)	(26)	(5)	(10)	(380)
Restaurant profit	$188	$28	$93	$8	$317
	16.6%				23.4%

The increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit development. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales increases of 8%, labor efficiencies and lapping prior year promotional activities, partially offset by wage rate inflation of 7%.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven by higher compensation costs due to higher headcount and wage inflation.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by the impact of same-store sales growth, lower restaurant operating costs and net new unit development, partially offset by higher G&A expenses.

KFC Division

The KFC Division comprises approximately 14,000 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprise approximately 35% and 50% of the Division’s units and profits, respectively, as of the end of 2013. Additionally, 91% of the KFC Division units were operated by franchisees and licensees as of the end of 2013. Our ongoing earnings growth model for the KFC Division includes mid single-digit percentage net unit growth and same-store sales growth for our emerging markets and flat net unit growth and low single-digit same-store sales growth for our developed markets. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 10%.

	Quarter ended
			% B/(W)
	2014	2013	Reported		Ex FX
Company sales	$469	$458	2		7
Franchise and license fees and income	195	201	(3)		2
Total Revenues	$664	$659	1		5

Company restaurant profit	$61	$60	1		5
Restaurant Margin %	12.9%	13.2%	(0.3)	ppts.	(0.2)	ppts.

G&A expenses	$76	$81	4		1
Operating Profit	$163	$165	(2)		4

	Quarter ended
	2014	2013
System Sales Growth, reported	(1)%	2%
System Sales Growth, excluding FX	4%	3%
Same-Store Sales Growth %	1%	1%

Unit Count	3/22/2014	3/23/2013	% B/(W)
Franchise & License	12,630	12,477	1
Company-owned	1,262	1,173	8
	13,892	13,650	2

	12/28/2013	New Builds	Closures	Refranchised	3/22/2014
Franchise & License	12,647	70	(88)	1	12,630
Company-owned	1,257	10	(4)	(1)	1,262
Total	13,904	80	(92)	—	13,892

Total Revenues

The increase in Company sales for the quarter, excluding the impact of foreign currency translation, was driven by an increase in international net new unit development and the impact of the acquisition of restaurants in Turkey from an existing franchisee in April 2013, partially offset by refranchising.

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by international net new unit development, partially offset by lapping the impact of transfer and renewal fees from a major franchise ownership change in 2013.

Restaurant Margin

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$458	$31	$1	$(21)	$469
Cost of sales	(159)	(12)	(1)	8	(164)
Cost of labor	(110)	(7)	(1)	4	(114)
Occupancy and other	(129)	(10)	3	6	(130)
Restaurant profit	$60	$2	$2	$(3)	$61
	13.2%				12.9%

The increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit development and the impact of the Turkey acquisition, partially offset by refranchising. Company same-store sales were even for the quarter.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven by lower pension costs in the U.S., partially offset by the impact of the Turkey acquisition.

Operating Profit

Operating Profit for the quarter was negatively impacted by 4% due to lapping the impact of transfer and renewal fees from a major franchise ownership change in 2013. Excluding this renewal fee lap and the impact of foreign currency translation, the increase in Operating Profit was driven by the impact of same-store sales growth and net new unit development.

Pizza Hut Division

The Pizza Hut Division comprises approximately 13,000 units, approximately 60% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprise approximately 20% of both units and profits for the Division as of the end of 2013. Additionally, 94% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2013. Our ongoing earnings growth model for the Pizza Hut Division includes mid single-digit percentage net unit growth and same-store sales growth for our emerging markets and low single-digit percentage net unit growth and same-store sales growth for our developed markets. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 8%.

	Quarter ended
			% B/(W)
	2014	2013	Reported		Ex FX
Company sales	$140	$138	1		2
Franchise and license fees and income	127	129	—		1
Total Revenues	$267	$267	—		2

Company restaurant profit	$15	$21	(27)		(27)
Restaurant Margin %	10.8%	15.0%	(4.2)	ppts.	(4.3)	ppts.

G&A expenses	$49	$42	(19)		(21)
Operating Profit	$84	$99	(15)		(14)

	Quarter ended
	2014	2013
System Sales Growth, reported	(2)%	1%
System Sales Growth, excluding FX	—%	1%
Same-Store Sales Growth %	(2)%	(1)%

Unit Count	3/22/2014	3/23/2013	% B/(W)
Franchise & License	12,594	12,410	1
Company-owned	744	671	11
	13,338	13,081	2

	12/28/2013	New Builds	Closures	Acquisitions	3/22/2014
Franchise & License	12,601	60	(61)	(6)	12,594
Company-owned	732	9	(3)	6	744
Total	13,333	69	(64)	—	13,338

Total Revenues

The increase in Company sales for the quarter, excluding the impact of foreign currency translation, was driven by net new unit development within the U.S. and the impact of the acquisition of restaurants in Turkey from an existing franchisee in April 2013, partially offset by same-store sales declines.

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by net new unit development, partially offset by same-store sales declines.

Restaurant Margin

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$138	$6	$(3)	$(1)	$140
Cost of sales	(38)	(2)	(2)	—	(42)
Cost of labor	(41)	(2)	—	—	(43)
Occupancy and other	(38)	(3)	—	1	(40)
Restaurant profit	$21	$(1)	$(5)	$—	$15
	15.0%				10.8%

The changes in Company sales and Restaurant profit associated with store portfolio actions was driven by the impact of the Turkey acquisition, and net new unit development, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were increased commodity costs in the U.S. and Company same-store sales declines of 3%.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven by lapping a pension curtailment gain in the first quarter of 2013 related to our UK pension plan, partially offset by lower U.S. pension costs and higher headcount in international markets.

Operating Profit

The decrease in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by the impact of higher G&A expenses, commodity inflation and same-store sales declines, partially offset by net new unit development.

Taco Bell Division

The Taco Bell Division has approximately 6,000 units, the vast majority of which are in the U.S. The Company owns approximately 15% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. While we believe expansion of Taco Bell outside of the U.S. is a long-term growth driver, our current ongoing earnings model only includes U.S.-generated growth. Our ongoing earnings growth model for the Taco Bell Division includes low single-digit percentage net unit growth, mid-single-digit same-store sales growth and leverage of our G&A structure, which we expect to drive annual Operating Profit growth of 6%.

	Quarter ended
			% B/(W)
	2014	2013	Reported		Ex FX
Company sales	$306	$353	(13)		(13)
Franchise and license fees and income	85	85	(1)		(1)
Total Revenues	$391	$438	(11)		(11)

Company restaurant profit	$48	$64	(26)		(26)
Restaurant Margin %	15.6%	18.2%	(2.6)	ppts.	(2.6)	ppts.

G&A expenses	$45	$45	3		3
Operating Profit	$84	$100	(16)		(16)

	Quarter ended
	2014	2013
System Sales Growth, reported	—%	7%
System Sales Growth, excluding FX	—%	7%
Same-Store Sales Growth %	(1)%	6%

Unit Count	3/22/2014	3/23/2013	% B/(W)
Franchise & License	5,163	5,022	3
Company-owned	892	960	(8)
	6,055	5,982	1

	12/28/2013	New Builds	Closures	3/22/2014
Franchise & License	5,157	27	(21)	5,163
Company-owned	891	1	—	892
Total	6,048	28	(21)	6,055

Total Revenues

The decrease in Company sales for the quarter, excluding the impact of foreign currency translation, was driven by refranchising and same-store sales declines, partially offset by net new unit development.

The decrease in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by franchise incentives related to the national breakfast launch in the second quarter of 2014 and same-store sales declines, partially offset by refranchising and net new unit development.

Restaurant Margin

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$353	$(35)	$(12)	$—	$306
Cost of sales	(101)	11	(2)	—	(92)
Cost of labor	(105)	12	1	—	(92)
Occupancy and other	(83)	9	—	—	(74)
Restaurant profit	$64	$(3)	$(13)	$—	$48
	18.2%				15.6%

The decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit development. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales declines of 2% and commodity inflation.

G&A Expenses

The decrease in G&A expenses for the quarter was driven by lower pension costs.

Operating Profit

Operating Profit was negatively impacted by 5% due to franchise incentives related to the national breakfast launch in the second quarter of 2014. Excluding the impact of these incentives, the decrease in Operating Profit was driven by the impact of commodity inflation and same-store sales declines.

India Division

The India Division has approximately 700 units, predominately KFCs and Pizza Huts. The Company owns approximately 50% of the KFC units and 5% of the Pizza Hut units. While we believe India is a significant long-term growth driver, our ongoing earnings model currently assumes no impact from India growth.

	Quarter ended
			% B/(W)
	2014	2013	Reported	Ex FX
Total Revenues(a)	$23	$20	13	29
Operating Profit (loss)(a)	$(3)	$(2)	(20)	(39)

	Quarter ended
	2014	2013
System Sales Growth, reported(a)	(2)%	11%
System Sales Growth, excluding FX(a)	10%	16%
Same-Store Sales Growth %	(1)%	(3)%

Unit Count	3/22/2014	3/23/2013	% B/(W)
Franchise & License	517	445	16
Company-owned	190	121	57
	707	566	25

	12/28/2013	New Builds	Closures	3/22/2014
Franchise & License	514	6	(3)	517
Company-owned	191	3	(4)	190
Total	705	9	(7)	707

(a)
Effective the beginning of 2014, results from our 28 Mauritius stores are included in KFC and Pizza Hut Divisions as applicable. Prior year units have been adjusted for comparability while division System Sales Growth, Total Revenues and Operating Profit have not been restated due to the immaterial impact of this change. While there was no impact to our consolidated results, this change negatively impacted India's System Sales Growth, Total Revenues and Operating Profit (loss) by 11%, 2% and 16%, respectively.

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2014	2013	% B/(W)
Corporate G&A	$(35)	$(46)	24
Other unallocated	(7)	17	NM
Interest expense, net	(33)	(31)	(6)
Income tax provision	(139)	(120)	(16)
Effective tax rate	25.9%	26.4%	0.5	ppts.

Corporate G&A

The decrease in Corporate G&A for the quarter was driven by lower pension costs, including the lapping of a pension settlement charge of $10 million in the first quarter of 2013, partially offset by higher incentive compensation.

Other Unallocated

The decrease in Other unallocated for the quarter was driven by lapping $17 million of refranchising gains in the first quarter of 2013.

Income Tax Provision

Our effective tax rate was lower than the expected U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Our effective tax rate for the quarter ended March 22, 2014 was lower than the prior year primarily due to the favorable impact of tax law changes in certain jurisdictions.

On June 23, 2010 and January 9, 2013, the Company received Revenue Agent Reports from the Internal Revenue Service ("IRS") relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006 and 2007 through 2008, respectively.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The Company now believes it is reasonably possible that it will reach a settlement with the IRS on this issue in 2014. See Note 6.

Liquidity and Capital Resources

Liquidity

Net cash provided by operating activities was $570 million in 2014 versus $401 million in 2013. The increase was primarily driven by higher operating profit before Special Items.

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company stores and from our extensive franchise operations which require a limited YUM investment.  Net cash provided by operating activities has exceeded $2 billion annually since 2011.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  However, unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.

In the event our cash flows from operating activities are negatively impacted by business downturns, we believe we have the ability to temporarily reduce our discretionary spending without significant impact to our long-term business prospects.  Our discretionary spending includes capital spending for new restaurants, acquisitions of restaurants from franchisees, repurchases of shares of our Common Stock and dividends paid to our shareholders.

Net cash used in investing activities was $168 million in 2014 versus $153 million in 2013. Lower refranchising proceeds were offset by lower capital spending.

In the quarter ended March 22, 2014, we invested $172 million in capital spending, including $85 million in China, $52 million in the KFC Division, $8 million in the Pizza Hut Division, $22 million in the Taco Bell Division and $3 million in India.

Net cash used in financing activities was $237 million in 2014 versus $259 million in 2013.

In the quarter ended March 22, 2014, we repurchased shares of our Common Stock for $124 million.  At March 22, 2014, we had remaining capacity to repurchase up to $829 million (excluding applicable transaction fees) of our outstanding Common Stock under the November 2012 and November 2013 authorizations. See Note 3.

During the quarter ended March 22, 2014, we paid cash dividends of $164 million.  Additionally, on March 12, 2014 our Board of Directors approved a cash dividend of $0.37 per share of Common Stock, to be distributed on May 2, 2014 to shareholders of record at the close of business on April 11, 2014.  The Company targets an ongoing annual dividend payout ratio of 35% to 40% of net income.

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

Capital Resources

We fund our working capital requirements primarily through cash generated from operations, supplemented, as needed, by short-term bank borrowings. Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017.

At March 22, 2014, our unused Credit Facility totaled $1.2 billion net of outstanding letters of credit of $57 million and outstanding borrowings of $35 million. The interest rate for borrowings under the Credit Facility ranges from 1.00% to 1.75% over the London Interbank Offered Rate. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at March 22, 2014 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2014 through 2043 and interest rates ranging from 2.38% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at March 22, 2014. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

See Note 10 for further details of recently adopted accounting pronouncements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business. ASU 2014-08 is effective prospectively for the Company in our first quarter of fiscal 2015, with early adoption permitted. We do not believe the adoption of this standard will have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 22, 2014 to the disclosures made in Item 7A of the Company’s 2013 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 22, 2014.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or performance.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected.  Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 and any Risk Factors in Part II, Item 1A of this report, (ii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 28, 2013 and (iii) the factors described in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 28, 2013.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of March 22, 2014 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended March 22, 2014 and March 23, 2013. These condensed consolidated financial statements are the responsibility of YUM’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 28, 2013, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated February 18, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
April 28, 2014

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 11 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 22, 2014 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
12/29/13-1/25/14	—	N/A	—	$953

1/26/14-2/22/14	1,117	$72.41	1,117	$872

2/23/14-3/22/14	579	$74.36	579	$829
Total	1,696	$73.07	1,696	$829

In November 2012, our Board of Directors authorized share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended March 22, 2014, all share repurchases were made under this authorization.

In November 2013, our Board of Directors authorized additional share repurchases through May 2015 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock.

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

YUM! BRANDS, INC.
(Registrant)

Date:	April 28, 2014	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)