Form 10-Q
period 2014-06-14
YUM BRANDS INC
filed 2014-07-22
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 14, 2014

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

 The number of shares outstanding of the Registrant’s Common Stock as of July 16, 2014 was 439,649,074 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/14/2014	6/15/2013	6/14/2014	6/15/2013
Company sales	$2,758	$2,474	$5,050	$4,573
Franchise and license fees and income	446	430	878	866
Total revenues	3,204	2,904	5,928	5,439
Costs and Expenses, Net
Company restaurant expenses
Food and paper	886	805	1,611	1,485
Payroll and employee benefits	620	590	1,113	1,080
Occupancy and other operating expenses	824	769	1,457	1,365
Company restaurant expenses	2,330	2,164	4,181	3,930
General and administrative expenses	352	333	623	606
Franchise and license expenses	34	34	67	64
Closures and impairment (income) expenses	21	6	24	10
Refranchising (gain) loss	(4)	(32)	(7)	(49)
Other (income) expense	(8)	9	(10)	1
Total costs and expenses, net	2,725	2,514	4,878	4,562
Operating Profit	479	390	1,050	877
Interest expense, net	29	32	62	63
Income Before Income Taxes	450	358	988	814
Income tax provision	112	82	251	202
Net Income – including noncontrolling interests	338	276	737	612
Net Income (loss) – noncontrolling interests	4	(5)	4	(6)
Net Income – YUM! Brands, Inc.	$334	$281	$733	$618

Basic Earnings Per Common Share	$0.75	$0.62	$1.64	$1.36

Diluted Earnings Per Common Share	$0.73	$0.61	$1.61	$1.33

Dividends Declared Per Common Share	$0.37	$0.335	$0.74	$0.67

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/14/2014	6/15/2013	6/14/2014	6/15/2013

Net Income - including noncontrolling interests	$338	$276	$737	$612
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	(25)	8	(62)	3
Reclassification of adjustments and (gains) losses into Net Income	2	—	2	—
	(23)	8	(60)	3
Tax (expense) benefit	(1)	(1)	(3)	6
	(24)	7	(63)	9
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(5)	8	(11)	—
Reclassification of (gains) losses into Net Income	6	14	14	39
	1	22	3	39
Tax (expense) benefit	—	(8)	(1)	(16)
	1	14	2	23
Changes in derivative instruments
Unrealized gains (losses) arising during the year	(5)	1	—	2
Reclassification of (gains) losses into Net Income	3	—	(1)	—
	(2)	1	(1)	2
Tax (expense) benefit	—	(1)	—	(1)
	(2)	—	(1)	1
Other comprehensive income (loss), net of tax	(25)	21	(62)	33
Comprehensive Income - including noncontrolling interests	313	297	675	645
Comprehensive Income (loss) - noncontrolling interests	—	(3)	—	(4)
Comprehensive Income - YUM! Brands, Inc.	$313	$300	$675	$649

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/14/2014	6/15/2013
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$737	$612
Depreciation and amortization	320	300
Closures and impairment (income) expenses	24	10
Refranchising (gain) loss	(7)	(49)
Deferred income taxes	(10)	(5)
Equity income from investments in unconsolidated affiliates	(22)	(4)
Distributions of income received from unconsolidated affiliates	7	12
Excess tax benefits from share-based compensation	(25)	(24)
Share-based compensation expense	25	21
Changes in accounts and notes receivable	12	4
Changes in inventories	5	1
Changes in prepaid expenses and other current assets	(11)	(8)
Changes in accounts payable and other current liabilities	(27)	(229)
Changes in income taxes payable	96	62
Other, net	(40)	26
Net Cash Provided by Operating Activities	1,084	729

Cash Flows – Investing Activities
Capital spending	(408)	(472)
Changes in short-term investments, net	(227)	2
Proceeds from refranchising of restaurants	17	155
Acquisitions	(3)	(89)
Other, net	7	(6)
Net Cash Used in Investing Activities	(614)	(410)

Cash Flows – Financing Activities
Repayments of long-term debt	(5)	(4)
Short-term borrowings by original maturity
More than three months - proceeds	—	55
More than three months - payments	—	—
Three months or less, net	—	—
Revolving credit facilities, three month or less, net	178	—
Repurchase shares of Common Stock	(300)	(329)
Excess tax benefits from share-based compensation	25	24
Employee stock option proceeds	16	11
Dividends paid on Common Stock	(327)	(301)
Other, net	(20)	(43)
Net Cash Used in Financing Activities	(433)	(587)
Effect of Exchange Rates on Cash and Cash Equivalents	(13)	(8)
Net Increase (Decrease) in Cash and Cash Equivalents	24	(276)
Cash and Cash Equivalents - Beginning of Period	573	776
Cash and Cash Equivalents - End of Period	$597	$500

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	6/14/2014	12/28/2013
ASSETS
Current Assets
Cash and cash equivalents	$597	$573
Accounts and notes receivable, net	352	319
Inventories	282	294
Prepaid expenses and other current assets	231	276
Short-term investments	234	10
Deferred income taxes	129	123
Advertising cooperative assets, restricted	57	96
Total Current Assets	1,882	1,691

Property, plant and equipment, net	4,425	4,459
Goodwill	875	889
Intangible assets, net	615	638
Investments in unconsolidated affiliates	49	53
Other assets	557	566
Deferred income taxes	407	399
Total Assets	$8,810	$8,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,836	$1,929
Income taxes payable	190	169
Short-term borrowings	70	71
Advertising cooperative liabilities	57	96
Total Current Liabilities	2,153	2,265

Long-term debt	3,095	2,918
Other liabilities and deferred credits	1,200	1,244
Total Liabilities	6,448	6,427

Redeemable noncontrolling interest	36	39

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 440 and 443 shares issued in 2014 and 2013, respectively	—	—
Retained earnings	2,258	2,102
Accumulated other comprehensive income (loss)	6	64
Total Shareholders’ Equity – YUM! Brands, Inc.	2,264	2,166
Noncontrolling interests	62	63
Total Shareholders’ Equity	2,326	2,229
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,810	$8,695

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

YUM now consists of five reporting segments:

•	YUM China (“China” or “China Division”) which includes all operations in mainland China

•	YUM India ("India" or "India Division") which includes all operations in India, Bangladesh, Nepal and Sri Lanka

•	The KFC Division which includes all operations of the KFC concept outside of China Division and India Division

•	The Pizza Hut Division which includes all operations of the Pizza Hut concept outside of China Division and India Division

•	The Taco Bell Division which includes all operations of the Taco Bell concept outside of India Division

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2013 Form 10-K, our financial position as of June 14, 2014, and the results of our operations and comprehensive income for the quarters and years to date ended June 14, 2014 and June 15, 2013, and cash flows for the years to date ended June 14, 2014 and June 15, 2013. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended June 14, 2014. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2014	2013	2014	2013
Net Income – YUM! Brands, Inc.	$334	$281	$733	$618

Weighted-average common shares outstanding (for basic calculation)	446	454	446	454
Effect of dilutive share-based employee compensation	9	10	10	10
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	455	464	456	464
Basic EPS	$0.75	$0.62	$1.64	$1.36
Diluted EPS	$0.73	$0.61	$1.61	$1.33
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	5.9	6.0	6.1	5.2

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2014	2013		2014	2013		2014
November 2012	2,737	4,778		$203	$324		$—
November 2013	1,270	—		97	—		653
Total	4,007	4,778	(a)	$300	$324	(a)	$653

(a)
Amount excludes the effect of $20 million in share repurchases (0.3 million shares) with trade dates prior to 2013 and cash settlement dates during 2013 and includes the effect of $15 million in share repurchases (0.2 million shares) with trade dates prior to June 15, 2013 and cash settlement dates subsequent to June 15, 2013.

Changes in accumulated other comprehensive income ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 28, 2013, net of tax	$170	$(97)	$(9)	$64

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(61)	(7)	—	(68)

(Gains) losses reclassified from accumulated OCI, net of tax	2	9	(1)	10

OCI, net of tax	(59)	2	(1)	(58)

Balance at June 14, 2014, net of tax	$111	$(95)	$(10)	$6

Note 4 - Other (Income) Expense

	Quarter ended		Year to date
	2014	2013	2014	2013
Equity (income) loss from investments in unconsolidated affiliates	$(9)	$3	$(22)	$(4)
Foreign exchange net (gain) loss and other	1	6	12	5
Other (income) expense	$(8)	$9	$(10)	$1

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

	6/14/2014	12/28/2013
Accounts and notes receivable, gross	$367	$330
Allowance for doubtful accounts	(15)	(11)
Accounts and notes receivable, net	$352	$319

Property, Plant and Equipment, net

	6/14/2014	12/28/2013
Property, plant and equipment, gross	$7,979	$7,850
Accumulated depreciation and amortization	(3,554)	(3,391)
Property, plant and equipment, net	$4,425	$4,459

Assets held for sale at June 14, 2014 and December 28, 2013 total $12 million and $16 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

Noncontrolling interests primarily include the ownership interests of minority shareholders of the entities that operate KFC restaurants in Beijing and Shanghai, China.  The redeemable noncontrolling interest comprises the 7% ownership interest in Little Sheep that continues to be held by the Little Sheep founding shareholders, and is classified outside of permanent equity on our Condensed Consolidated Balance Sheets due to redemption rights held by the founding Little Sheep shareholders. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	Noncontrolling Interests	Reedemable Noncontrolling Interest
Balance at December 28, 2013	$63	$39
Net Income (loss) – noncontrolling interests	5	(1)
Currency translation adjustments	(2)	(2)
Dividends declared	(4)	—
Balance at June 14, 2014	$62	$36

Note 6 - Income Taxes

	Quarter ended		Year to date
	2014	2013	2014	2013
Income tax provision	$112	$82	$251	$202
Effective tax rate	24.9%	22.7%	25.4%	24.8%

Our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

Additionally, our 2013 quarterly and year to date effective tax rates were favorably impacted by the resolution of uncertain tax positions in certain tax jurisdictions.

On June 23, 2010, the Company received a Revenue Agent Report ("RAR") from the Internal Revenue Service ("IRS") relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The proposed adjustment would result in approximately $700 million of additional taxes plus net interest to date of approximately $270 million for fiscal years 2004-2006.  On January 9, 2013, the Company received a RAR from the IRS for fiscal years 2007 and 2008. As expected, the IRS proposed an adjustment similar to their proposal for 2004-2006 that would result in approximately $270 million of additional taxes plus net interest to date of approximately $45 million for fiscal years 2007 and 2008. Furthermore, the Company expects the IRS to make similar claims for years subsequent to fiscal 2008. The potential additional taxes for 2009 through 2013, computed on a similar basis to the 2004-2008 additional taxes, would be approximately $140 million plus net interest to date of approximately $10 million.

We believe we have properly reported our taxable income and paid taxes consistent with all applicable laws and intend to vigorously defend our position, including through litigation, if we are unable to settle with the IRS through administrative proceedings.  Based on recent discussions with the IRS, the Company now believes it is likely it will reach a settlement with the IRS on this issue during 2014.  The Company may record additional reserves related to this issue as these settlement discussions continue.  However, the Company continues to believe that its full year effective tax rate will be within the previously communicated range of 26%-28%, inclusive of any additional reserves that might be recorded as a result of these settlement discussions. Additionally, any cash payments that are made in 2014 upon potential settlement of this matter are not expected to significantly impact our ability to fund our planned discretionary spending with our expected cash flows from operations.

While the Company believes it will reach a settlement regarding this matter with the IRS during 2014, there can be no assurance that a settlement will be reached.  If a settlement is not reached and increases to our reserves are deemed necessary in future years due to developments related to this issue, such increases could have a material adverse effect on our operating results as they are recorded.

Note 7 - Reportable Operating Segments

We identify our operating segments based on management responsibility, which changed beginning the first quarter of 2014. See Note 1. We have restated our comparable segment information for consistent presentation in this Form 10-Q. The following tables summarize Revenues, Operating Profit (loss) and Identifiable Assets for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2014	2013	2014	2013
China	$1,709	$1,449	$3,088	$2,600
KFC Division	754	703	1,418	1,362
Pizza Hut Division	265	267	532	534
Taco Bell Division	439	452	830	890
India	37	33	60	53
	$3,204	$2,904	$5,928	$5,439

	Quarter ended		Year to date
Operating Profit (loss)	2014	2013	2014	2013
China(a)	$194	$68	$479	$222
KFC Division	155	145	318	310
Pizza Hut Division	63	80	147	179
Taco Bell Division	109	111	193	211
India	(1)	(4)	(4)	(6)
Corporate and Other unallocated(b)	(41)	(10)	(83)	(39)
Operating Profit	$479	$390	$1,050	$877
Interest expense, net	(29)	(32)	(62)	(63)
Income Before Income Taxes	$450	$358	$988	$814

	6/14/2014	12/28/2013
Identifiable Assets
China(c)	$3,861	$3,720
KFC Division	2,488	2,432
Pizza Hut Division	715	723
Taco Bell Division	1,012	1,017
India	108	99
Corporate and unallocated(d)	626	704
	$8,810	$8,695

(a)	Includes equity income from investments in unconsolidated affiliates. See Note 4.

(b)	Primarily Corporate G&A and refranchising gains and (losses).

(c)	Includes investments in 4 unconsolidated affiliates totaling $49 million and $53 million as of June 14, 2014 and December 28, 2013, respectively.

(d)	Primarily includes cash, deferred tax assets and property, plant and equipment, net, related to our office facilities.

Note 8 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan, is funded. We fund our other U.S. plans as benefits are paid.  The YUM Retirement Plan and our most significant non-qualified plan in the U.S. are closed to new salaried participants.  We also sponsor various defined benefit pension plans covering certain of our non-U.S. employees, the most significant of which are in the UK. During 2013, our Pizza Hut UK plan was frozen such that existing participants can no longer earn future service credits. Our KFC UK plan was frozen to future service credits in 2011.

The components of net periodic benefit cost associated with our significant U.S. pension plans and significant international pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended
	2014	2013	2014	2013
Service cost	$4	$5	$—	$—
Interest cost	13	12	3	2
Expected return on plan assets	(13)	(13)	(4)	(2)
Amortization of net loss	4	12	—	—
Amortization of prior service cost	—	1	—	—
Net periodic benefit cost	$8	$17	$(1)	$—

Additional loss (gain) recognized due to:
Settlement (a)	$2	$—	$—	$—
Curtailment	$—	$—	$—	$—

	U.S. Pension Plans		International Pension Plans
	Year to date
	2014	2013	2014	2013
Service cost	$8	$10	$—	$—
Interest cost	25	25	5	4
Expected return on plan assets	(26)	(27)	(7)	(5)
Amortization of net loss	8	26	—	1
Amortization of prior service cost	—	1	—	—
Net periodic benefit cost	$15	$35	$(2)	$—

Additional loss (gain) recognized due to:
Settlement (a)	$5	$10	$—	$—
Curtailment (b)	$—	$—	$—	$(5)

(a)
Losses are a result of settlement transactions from a non-funded plan which exceeded the sum of annual service and interest costs for that plan. These losses were recorded in General and administrative ("G&A") expenses.

(b)	During 2013, our Pizza Hut UK Plan recorded a curtailment gain within G&A expenses as a result of terminating future service credits for all participants.

Note 9 - Fair Value Measurements

As of June 14, 2014 the carrying values of cash and cash equivalents, short-term investments (primarily 6 month term deposits outside of the U.S.), accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.1 billion (Level 2), compared to their carrying value of $2.8 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

The Company has interest rate swaps accounted for as fair value hedges, foreign currency forwards accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis. Interest rate swaps are used to reduce our exposure to interest rate risk and lower interest expense for a portion of our fixed-rate debt, and foreign currency forwards are used to reduce our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables. The fair value of these swaps, forwards and other investments were not material as of June 14, 2014 or December 28, 2013. In addition certain of the Company’s assets, such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis if determined to be impaired. During the quarter and year to date ended June 14, 2014, we recorded restaurant-level impairment (Level 3) of $14 million and $15 million, respectively. During the quarter and year to date ended June 15, 2013, we recorded restaurant-level impairment (Level 3) of $5 million. The remaining net book value of the assets measured at fair value as of June 14, 2014, subsequent to these impairments, was not significant.

Note 10 - Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in Subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 was effective for the Company during the quarter ended March 22, 2014. The adoption of this standard has not had an impact on our Condensed Consolidated Financial Statements.

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

Note 11 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of having (a) assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributed certain Company restaurants to former unconsolidated affiliates; and (c) guaranteed certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 14, 2014, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $675 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 14, 2014 was approximately $600 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of June 14, 2014 was not material.

Other Franchise Guarantees

We have agreed to provide guarantees of $39 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were $65 million as of June 14, 2014.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

In early 2013, four putative class action complaints were filed in the U.S. District Court for the Central District of California against the Company and certain executive officers alleging claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs alleged that defendants made false and misleading statements concerning the Company’s current and future business and financial condition.  The four complaints were subsequently consolidated and transferred to the U.S. District Court for the Western District of Kentucky.  On August 5, 2013, lead plaintiff, Frankfurt Trust Investment GmbH, filed a Consolidated Class Action Complaint (“Amended Complaint”) on behalf of a putative class of all persons who purchased the Company’s stock between February 6, 2012 and February 4, 2013 (the “Class Period”).  The Amended Complaint no longer includes allegations relating to misstatements regarding the Company’s business or financial condition and instead alleges that, during the Class Period, defendants purportedly omitted information about the Company’s supply chain in China, thereby inflating the prices at which the Company’s securities traded.  On October 4, 2013, the Company and individual defendants filed a motion to dismiss the Amended Complaint.  Briefing on the motion to dismiss is complete. The Company denies liability and intends to vigorously defend against all claims in the Amended Complaint.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

These matters were consolidated, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint in June 2009, and in March 2010 the court approved the parties’ stipulation to dismiss the Company from the action. Plaintiffs filed their motion for class certification on the vacation and final pay claims in December 2010, and on September 26, 2011 the court issued its order denying the certification of the vacation and final pay claims. Plaintiffs then sought to certify four separate meal and rest break classes. On January 2, 2013, the court rejected three of the proposed classes but granted certification with respect to the late meal break class. The parties thereafter agreed on a list of putative class members, and the class notice and opportunity to opt out of the litigation were mailed on January 21, 2014. Per the order of the court, plaintiffs filed a second amended complaint to clarify the class claims. Plaintiffs also filed a motion for partial summary judgment. Taco Bell filed motions to strike and to dismiss, as well as a motion to alter or amend the second amended complaint.

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

In December 2002, Taco Bell was named as the defendant in a class action lawsuit filed in the U.S. District Court for the Northern District of California styled Moeller, et al. v. Taco Bell Corp. In August 2003, plaintiffs filed an amended complaint alleging, among other things, that Taco Bell has discriminated against the class of people who use wheelchairs or scooters for mobility by failing to make its restaurants in California accessible to the class. Plaintiffs contended that queue rails and other architectural and structural elements of the Taco Bell restaurants relating to the path of travel and use of the facilities by persons with mobility-related disabilities did not comply with the U.S. Americans with Disabilities Act (the “ADA”), the Unruh Civil Rights Act (the “Unruh Act”), and the California Disabled Persons Act (the “CDPA”). Plaintiffs requested: (a) an injunction ordering Taco Bell to comply with the ADA and its implementing regulations; (b) that the court declare Taco Bell in violation of the ADA, the Unruh Act, and the CDPA; and (c) monetary relief under the Unruh Act or CDPA. Plaintiffs, on behalf of the class, sought the minimum statutory damages per offense of either $4,000 under the Unruh Act or $1,000 under the CDPA for each aggrieved member of the class. Plaintiffs contended that there may have been more than 100,000 individuals in the class. In February 2004, the court granted plaintiffs’ motion for class certification. The class included claims for injunctive relief and minimum statutory damages.

In May 2007, a hearing was held on plaintiffs’ Motion for Partial Summary Judgment, which sought a judicial declaration that Taco Bell was in violation of accessibility laws as to three specific issues: indoor seating, queue rails and door opening force. In August 2007, the court granted plaintiffs’ motion in part with regard to dining room seating. In addition, the court granted plaintiffs’ motion in part with regard to door opening force at some restaurants (but not all) and denied the motion with regard to queue lines.

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

Taco Bell filed a motion to decertify the class in August 2011, and in July 2012 the court granted Taco Bell’s motion to decertify the previously certified state law damages class but denied Taco Bell’s motion to decertify the ADA injunctive relief class. In September 2012, the court set a discovery and briefing schedule concerning the trials of the four individual plaintiffs’ state law damages claims, which the court stated would be tried before holding further proceedings regarding the possible issuance of an injunction. The court subsequently issued an order modifying its October 2011 Findings of Facts and Conclusions of Law deleting the statement that an injunction was warranted. Plaintiffs appealed that order, and on June 24, 2013 the Ninth Circuit Court of Appeals dismissed plaintiff’s appeal. On January 15, 2014, plaintiffs filed a motion seeking issuance of a classwide injunction, and Taco Bell filed a motion to dismiss both the individual and class ADA claims based on a lack of jurisdiction.

On April 24, 2014, the parties agreed to settle this matter. On June 4, 2014, the court granted preliminary approval of the settlement and set the final approval hearing for September 24, 2014. The proposed settlement amount has been accrued in our Condensed Consolidated Financial Statements, and, if the settlement is approved by the court, the associated cash payments will not be material.

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

Introduction and Overview

Yum! Brands, Inc. (“YUM” or the “Company”) operates, franchises or licenses a worldwide system of over 40,000 restaurants in more than 125 countries and territories, primarily through the concepts of KFC, Pizza Hut and Taco Bell. These three concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively. Of the more than 40,000 restaurants, 20% are operated by the Company and 80% are operated by franchisees, licensees or unconsolidated affiliates.

The Company is focused on the following key growth strategies:

•	Building Powerful Brands Through Superior Marketing, Breakthrough Innovation and Compelling Value with a Foundation Built on Winning Food and World Class Operations

•	Driving Aggressive Unit Expansion Everywhere, Especially in Emerging Markets, and Building Leading Brands in Every Significant Category in China and India

•	Creating Industry Leading Returns Through Franchising and Disciplined Use of Capital, Maximizing Long-term Shareholder Value

YUM now consists of five reporting segments:

•	YUM China (“China” or “China Division”) which includes all operations in mainland China

•	YUM India ("India" or "India Division") which includes all operations in India, Bangladesh, Nepal and Sri Lanka

•	The KFC Division which includes all operations of the KFC concept outside of China Division and India Division

•	The Pizza Hut Division which includes all operations of the Pizza Hut concept outside of China Division and India Division

•	The Taco Bell Division which includes all operations of the Taco Bell concept outside of India Division

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

•
System sales growth includes the results of all restaurants regardless of ownership, including company-owned, franchise, unconsolidated affiliate and license restaurants that operate our concepts, except for non-company-owned restaurants for which we do not receive a sales-based royalty.  Sales of franchise, unconsolidated affiliate and license restaurants typically generate ongoing franchise and license fees for the Company (typically at a rate of 4% to 6% of restaurant sales).  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

•	Same-store sales growth is the estimated growth in system sales of all restaurants that have been open and in the YUM system one year or more.

•
Company Restaurant profit ("Restaurant profit") is defined as Company sales less expenses incurred directly by our company-owned restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales. Within the company restaurant margin analysis, Store portfolio actions represent the net impact of new unit openings, acquisitions, refranchising and store closures, and Other primarily represents the impact of same-store sales as well as the impact of changes in costs such as inflation/deflation.

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

Results of Operations

Our ongoing earnings growth model, which includes the ongoing earnings growth rates described within each of our reportable segment sections below, is expected to generate EPS growth of at least 10% annually. Our 2014 EPS excluding Special Items is expected to grow at least 20% due in large part to our expectations that China Division Operating Profit for 2014 will grow at a rate significantly above the ongoing growth rate of 15%, as indicated in the China Division discussion. Details of our 2014 Guidance by division as presented on December 2, 2013 can be found online at http://yum.com.

The Consolidated Results of Operations for the quarters and years to date ended June 14, 2014 and June 15, 2013 are presented below:

	Quarter ended				Year to date
	2014	2013	% B/(W)		2014	2013	% B/(W)
Company sales	$2,758	$2,474	12		$5,050	$4,573	10
Franchise and license fees and income	446	430	4		878	866	1
Total revenues	$3,204	$2,904	10		$5,928	$5,439	9

Restaurant profit	$428	$310	38		$869	$643	35
Restaurant margin %	15.5%	12.5%	3.0	ppts.	17.2%	14.0%	3.2	ppts.

G&A expenses	$352	$333	(6)		$623	$606	(3)
Franchise and license expenses	34	34	(1)		67	64	(5)
Closures and impairment (income) expenses	21	6	NM		24	10	NM
Refranchising (gain) loss	(4)	(32)	(89)		(7)	(49)	(86)
Other (income) expense	(8)	9	NM		(10)	1	NM
Operating Profit	$479	$390	23		$1,050	$877	20
Interest expense, net	29	32	12		62	63	3
Income tax provision	112	82	(38)		251	202	(25)
Effective Tax Rate	24.9%	22.7%	(2.2)	ppts.	25.4%	24.8%	(0.6)	ppts.

Net Income – including noncontrolling interests	$338	$276	22		$737	$612	20
Net Income (loss) – noncontrolling interests	4	(5)	NM		4	(6)	NM
Net Income – YUM! Brands, Inc.	$334	$281	19		$733	$618	19

Diluted earnings per share (a)	$0.73	$0.61	21		$1.61	$1.33	21
Diluted earnings per share before Special Items (a)	$0.73	$0.56	30		$1.60	$1.26	27

(a)	See Note 2 for the number of shares used in this calculation.

	Quarter ended			Year to date
	2014	2013		2014	2013
System Sales Growth, reported	4%	—%		3%	—%
System Sales Growth, excluding FX	6%	1%		5%	1%

Unit Count	6/14/2014	6/15/2013	% Increase (Decrease)
Franchise & License	31,452	30,877	2
Company-owned	8,236	7,793	6
Unconsolidated Affiliates	731	679	8
	40,419	39,349	3

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter ended		Year to date
Detail of Special Items	2014	2013	2014	2013
U.S. Refranchising gain (loss)(a)	$1	$28	$3	$45
Total Special Items Income (Expense)	1	28	3	45
Tax Benefit (Expense) on Special Items(b)	—	(9)	(1)	(15)
Special Items Income (Expense), net of tax	$1	$19	$2	$30
Average diluted shares outstanding	455	464	456	464
Special Items diluted EPS	$—	$0.05	$0.01	$0.07

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$478	$362	$1,047	$832
Special Items Income (Expense)	1	28	3	45
Reported Operating Profit	$479	$390	$1,050	$877

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.73	$0.56	$1.60	$1.26
Special Items EPS	—	0.05	0.01	0.07
Reported EPS	$0.73	$0.61	$1.61	$1.33

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	24.9%	22.1%	25.4%	24.4%
Impact on Tax Rate as a result of Special Items(b)	—%	0.6%	—%	0.4%
Reported Effective Tax Rate	24.9%	22.7%	25.4%	24.8%

(a)
U.S. refranchising gains and losses have not historically been allocated to our segments for performance reporting purposes due to the scope of our U.S. refranchising program in recent years and the volatility in associated gains and losses. The 2013 gains primarily relate to sales of Taco Bell restaurants in the U.S.

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

●	Worldwide system sales grew 6%. Worldwide restaurant margin increased 3.0 percentage points to 15.5%, and worldwide operating profit increased 34%.

●	Total international development was 298 new restaurants; 78% of this development occurred in emerging markets.

●	China Division system sales increased 21%, driven by 7% unit growth and 15% same-store sales growth. Restaurant margin increased 6.2 percentage points to 16.8%. Operating profit increased 188%.

●	KFC Division system sales increased 5%, driven by 1% unit growth and 2% same-store sales growth. Restaurant margin increased 0.3 percentage points to 12.9%. Operating profit increased 12%.

●	Pizza Hut Division system sales declined 1%, as 2% unit growth was offset by a 3% same-store sales decline. Restaurant margin decreased 6.4 percentage points to 7.2%. Operating profit decreased 22%.

●	Taco Bell Division system sales increased 3%, driven by 1% unit growth and 2% same-store sales growth. Restaurant margin decreased 2.7 percentage points to 17.7%. Operating profit decreased 2%.

●	India Division system sales increased 18%, driven by 25% unit growth which was partially offset by a 2% same-store sales decline.

●	Worldwide effective tax rate increased to 24.9% from 22.1%.

●	Foreign currency translation negatively impacted operating profit by $7 million.

China Division

The China Division has 6,387 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Additionally, the Company operates a majority of the distribution system for its restaurants in China which we believe provides a significant competitive advantage. Given this strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants, accelerating the development of Pizza Hut Home Service (home delivery), integrating the Little Sheep brand (hot pot) we acquired in 2012 and testing the additional restaurant concept of East Dawning (Chinese food). Our ongoing earnings growth model in China includes low double-digit percentage unit growth, mid-single digit same-store sales growth and moderate margin improvement, which we expect to drive annual Operating Profit growth of 15%.

The China Division's 2014 Operating Profit is expected to grow at a rate significantly above our 15% target due to KFC China recovering from significant sales declines in 2013. See our 2013 Form 10-K for additional discussion.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2014	2013	Reported		Ex FX		2014	2013	Reported		Ex FX
Company Sales	$1,683	$1,429	18		18		$3,039	$2,562	19		18
Franchise and license fees and income	26	20	38		38		49	38	32		30
Total revenues	$1,709	$1,449	18		19		$3,088	$2,600	19		18

Restaurant profit	$283	$152	88		88		$600	$340	77		75
Restaurant margin %	16.8%	10.6%	6.2	ppts.	6.2	ppts.	19.8%	13.2%	6.6	ppts.	6.5	ppts.

G&A expenses	$102	$90	(15)		(15)		$164	$145	(14)		(13)
Operating Profit	$194	$68	188		188		$479	$222	116		113

	Quarter ended		Year to date
	2014	2013	2014	2013
System Sales Growth, reported	21%	(10)%	20%	(9)%
System Sales Growth, excluding FX	21%	(12)%	19%	(10)%
Same-Store Sales Growth %	15%	(20)%	12%	(20)%

			% Increase (Decrease)
Unit Count	6/14/2014	6/15/2013
Company-owned	5,138	4,790	7
Unconsolidated Affiliates	731	679	8
Franchise & License	518	513	1
	6,387	5,982	7

	12/28/2013	New Builds	Closures	Refranchised	6/14/2014
Company-owned	5,026	202	(64)	(26)	5,138
Unconsolidated Affiliates	716	19	(4)	—	731
Franchise & License	501	6	(15)	26	518
Total	6,243	227	(83)	—	6,387

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$1,429	$96	$166	$(8)	$1,683
Cost of sales	(469)	(27)	(37)	2	(531)
Cost of labor	(319)	(19)	—	1	(337)
Occupancy and other	(489)	(31)	(15)	3	(532)
Restaurant profit	$152	$19	$114	$(2)	$283
	10.6%				16.8%

	Year to date
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$2,562	$191	$258	$28	$3,039
Cost of sales	(844)	(54)	(42)	(9)	(949)
Cost of labor	(550)	(33)	11	(6)	(578)
Occupancy and other	(828)	(57)	(20)	(7)	(912)
Restaurant profit	$340	$47	$207	$6	$600
	13.2%				19.8%

The increase in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit for the quarter were company same-store sales growth of 12%, labor efficiencies and lower advertising expense, partially offset by wage rate inflation of 9%. Excluding the impact of Little Sheep, Restaurant margin would have been 17.4% in the quarter ended June 14, 2014.

The year to date increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting year to date Company sales and/or Restaurant profit were company same-store sales growth of 10%, labor efficiencies, lapping higher prior year promotional activities and lower advertising expense, partially offset by wage rate inflation of 8%. Excluding the impact of Little Sheep, Restaurant margin would have been 20.4% in the year to date ended June 14, 2014.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter and year to date, excluding the impact of foreign currency translation, was driven by the impact of same-store sales growth and refranchising.

G&A Expenses

The increase in G&A expenses for the quarter and year to date, excluding the impact of foreign currency translation, was driven by compensation costs due to higher headcount and wage inflation.

Operating Profit

The increase in Operating Profit for the quarter and year to date, excluding the impact of foreign currency translation, was driven by the impact of same-store sales growth, net new unit growth and lower restaurant operating costs, partially offset by higher G&A and Closure and impairment expenses.

KFC Division

The KFC Division has 13,906 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprise approximately 35% and 50% of the Division’s units and profits, respectively, as of the end of 2013. Additionally, 91% of the KFC Division units were operated by franchisees and licensees as of the end of 2013. Our ongoing earnings growth model for the KFC Division includes mid single-digit percentage net unit and same-store sales growth for our emerging markets and flat net unit growth and low single-digit same-store sales growth for our developed markets. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 10%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2014	2013	Reported		Ex FX		2014	2013	Reported		Ex FX
Company sales	$558	$514	9		11		$1,027	$972	6		9
Franchise and license fees and income	196	189	3		7		391	390	—		4
Total revenues	$754	$703	7		10		$1,418	$1,362	4		8

Restaurant profit	$72	$64	11		13		$133	$124	6		9
Restaurant margin %	12.9%	12.6%	0.3	ppts.	0.2	ppts.	12.9%	12.9%	—	ppts.	—	ppts.

G&A expenses	$94	$92	—		(2)		$170	$173	2		—
Operating Profit	$155	$145	7		12		$318	$310	3		8

	Quarter ended		Year to date
	2014	2013	2014	2013
System Sales Growth, reported	2%	1%	—%	1%
System Sales Growth, excluding FX	5%	4%	5%	4%
Same-Store Sales Growth %	2%	2%	2%	1%

			% Increase (Decrease)
Unit Count	6/14/2014	6/15/2013
Franchise & License	12,624	12,472	1
Company-owned	1,282	1,239	3
	13,906	13,711	1

	12/28/2013	New Builds	Closures	Refranchised	Acquired	6/14/2014
Franchise & License	12,647	153	(179)	4	(1)	12,624
Company-owned	1,257	38	(10)	(4)	1	1,282
Total	13,904	191	(189)	—	—	13,906

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$514	$35	$23	$(14)	$558
Cost of sales	(180)	(13)	(8)	7	(194)
Cost of labor	(123)	(8)	(6)	2	(135)
Occupancy and other	(147)	(13)	(1)	4	(157)
Restaurant profit	$64	$1	$8	$(1)	$72
	12.6%				12.9%

	Year to date
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$972	$66	$24	$(35)	$1,027
Cost of sales	(339)	(25)	(9)	15	(358)
Cost of labor	(233)	(15)	(7)	6	(249)
Occupancy and other	(276)	(23)	2	10	(287)
Restaurant profit	$124	$3	$10	$(4)	$133
	12.9%				12.9%

The increase in Company sales for the quarter and year to date associated with store portfolio actions was driven by net new unit growth and the impact of the acquisition of restaurants in Turkey from an existing franchisee in April 2013, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4% for the quarter and 2% year to date.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by international growth in same-store sales and net new units.

The year to date increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by international growth in net new units and same-store sales, partially offset by lapping transfer and renewal fees from a major franchise ownership change in 2013.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven primarily by higher headcount in strategic international markets and the impact of the Turkey acquisition, partially offset by lower pension costs in the U.S.

Year to date G&A expenses, excluding the impact of foreign currency translation, were even with the prior year. Higher headcount in strategic international markets and the impact of the Turkey acquisition were offset by lower pension costs in the U.S.

Operating Profit

The increase in Operating Profit for the quarter and year date, excluding the impact of foreign currency translation, was driven by same-store sales growth and net new units. Additionally, year to date Operating Profit was negatively impacted by 2% due to lapping transfer and renewal fees from a major franchise ownership change in 2013.

Pizza Hut Division

The Pizza Hut Division has 13,338 units, approximately 60% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprise approximately 20% of both units and profits for the Division as of the end of 2013. Additionally, 94% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2013. Our ongoing earnings growth model for the Pizza Hut Division includes mid single-digit percentage net unit and same-store sales growth for our emerging markets and low single-digit percentage net unit and same-store sales growth for our developed markets. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 8%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2014	2013	Reported		Ex FX		2014	2013	Reported		Ex FX
Company sales	$142	$144	(1)		(1)		$282	$282	—		1
Franchise and license fees and income	123	123	(2)		(1)		250	252	(1)		—
Total revenues	$265	$267	(1)		(1)		$532	$534	—		—

Restaurant profit	$10	$19	(47)		(48)		$25	$40	(37)		(37)
Restaurant margin %	7.2%	13.6%	(6.4)	ppts.	(6.5)	ppts.	9.0%	14.3%	(5.3)	ppts.	(5.4)	ppts.

G&A expenses	$58	$54	(7)		(8)		$107	$96	(12)		(13)
Operating Profit	$63	$80	(22)		(22)		$147	$179	(18)		(17)

	Quarter ended		Year to date
	2014	2013	2014	2013
System Sales Growth, reported	(2)%	1%	(2)%	1%
System Sales Growth, excluding FX	(1)%	2%	—%	2%
Same-Store Sales Growth %	(3)%	—%	(2)%	(1)%

			% Increase (Decrease)
Unit Count	6/14/2014	6/15/2013
Franchise & License	12,588	12,381	2
Company-owned	750	719	4
	13,338	13,100	2

	12/28/2013	New Builds	Closures	Refranchised	Acquired	Other	6/14/2014
Franchise & License	12,601	156	(161)	1	(8)	(1)	12,588
Company-owned	732	22	(11)	(1)	8	—	750
Total	13,333	178	(172)	—	—	(1)	13,338

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$144	$4	$(6)	$—	$142
Cost of sales	(41)	(1)	(1)	—	(43)
Cost of labor	(44)	(1)	1	—	(44)
Occupancy and other	(40)	(1)	(4)	—	(45)
Restaurant profit	$19	$1	$(10)	$—	$10
	13.6%				7.2%

	Year to date
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$282	$10	$(9)	$(1)	$282
Cost of sales	(79)	(3)	(3)	—	(85)
Cost of labor	(85)	(3)	1	—	(87)
Occupancy and other	(78)	(4)	(4)	1	(85)
Restaurant profit	$40	$—	$(15)	$—	$25
	14.3%				9.0%

The increase in Company sales for the quarter and year to date associated with store portfolio actions was driven by the impact of the acquisition of restaurants in Turkey from an existing franchisee in April 2013 and net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were higher self-insurance costs, company same-store sales declines of 4% for the quarter and 3% year to date and commodity inflation, primarily in the U.S.

Franchise and License Fees and Income

The decrease in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by same-store sales declines, partially offset by net new unit growth.

Year to date Franchise and license fees and income, excluding the impact of foreign currency translation, was even with prior year, with the impact of net new unit growth offset by same-store sales declines.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven by strategic investments in international G&A and higher litigation costs, partially offset by lower pension costs in the U.S.

The year to date increase in G&A expenses, excluding the impact of foreign currency translation, was driven by strategic investments in international G&A, lapping a pension curtailment gain in the first quarter of 2013 related to our UK pension plan and higher litigation costs, partially offset by lower pension costs in the U.S.

Operating Profit

Operating Profit for the quarter was negatively impacted by 13% due to higher self-insurance and litigation costs, as well as strategic investments in international G&A. Excluding these items, the decrease in Operating Profit was driven by same-store sales declines and commodity inflation, partially offset by lower pension costs in the U.S. and net new unit growth.

Year to date Operating Profit was negatively impacted by 7% due to higher self-insurance and litigation costs, as well as strategic investments in international G&A. Excluding these items and the impact of foreign currency translation, the decrease in Operating Profit was driven by same-store sales declines and commodity inflation and lapping a pension curtailment gain in the first quarter of 2013 related to our UK pension plan, partially offset by lower pension costs in the U.S. and net new unit growth.

Taco Bell Division

The Taco Bell Division has 6,074 units, the vast majority of which are in the U.S. The Company owns 15% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. While we believe expansion of Taco Bell outside of the U.S. is a long-term growth driver, our current ongoing earnings model only includes U.S.-generated growth, which includes low single-digit percentage net unit growth, mid-single-digit same-store sales growth and leverage of our G&A structure, which we expect to drive annual Operating Profit growth of 6%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2014	2013	Reported		Ex FX		2014	2013	Reported		Ex FX
Company sales	$342	$358	(5)		(5)		$648	$711	(9)		(9)
Franchise and license fees and income	97	94	4		5		182	179	2		2
Total revenues	$439	$452	(3)		(3)		$830	$890	(7)		(7)

Restaurant profit	$61	$74	(17)		(17)		$109	$138	(21)		(21)
Restaurant margin %	17.7%	20.4%	(2.7)	ppts.	(2.7)	ppts.	16.7%	19.3%	(2.6)	ppts.	(2.6)	ppts.

G&A expenses	$43	$48	7		7		$88	$93	5		5
Operating Profit	$109	$111	(2)		(2)		$193	$211	(9)		(9)

	Quarter ended		Year to date
	2014	2013	2014	2013
System Sales Growth, reported	3%	3%	2%	5%
System Sales Growth, excluding FX	3%	3%	2%	5%
Same-Store Sales Growth %	2%	2%	1%	4%

			% Increase (Decrease)
Unit Count	6/14/2014	6/15/2013
Franchise & License	5,181	5,064	2
Company-owned	893	923	(3)
	6,074	5,987	1

	12/28/2013	New Builds	Closures	Other	6/14/2014
Franchise & License	5,157	56	(35)	3	5,181
Company-owned	891	2	—	—	893
Total	6,048	58	(35)	3	6,074

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	2014
Company sales	$358	$(22)	$6	$342
Cost of sales	(102)	6	(8)	(104)
Cost of labor	(100)	5	(5)	(100)
Occupancy and other	(82)	6	(1)	(77)
Restaurant profit	$74	$(5)	$(8)	$61
	20.4%			17.7%

	Year to date
Income / (Expense)	2013	Store Portfolio Actions	Other	2014
Company sales	$711	$(57)	$(6)	$648
Cost of sales	(203)	17	(10)	(196)
Cost of labor	(205)	17	(4)	(192)
Occupancy and other	(165)	15	(1)	(151)
Restaurant profit	$138	$(8)	$(21)	$109
	19.3%			16.7%

The decrease in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit for the quarter were commodity inflation and higher food and labor costs due to the launch of breakfast in the U.S., partially offset by company same-store sales growth of 2%.

The year to date decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising. Significant other factors impacting year to date Company sales and/or Restaurant profit were commodity inflation and higher food and labor costs due to the launch of breakfast in the U.S. Year to date company same-store sales were even.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by same-store sales growth and refranchising.

The year to date increase in Franchise and license fees and income was driven by refranchising and net new unit growth, partially offset by franchise incentives provided in the first quarter of 2014 related to the launch of breakfast in the U.S.

G&A Expenses

The decrease in G&A expenses for the quarter and year to date was driven by lower pension costs and refranchising.

Operating Profit

The decrease in Operating Profit for the quarter was driven by higher restaurant operating costs, partially offset by same-store sales growth and net new unit growth.

The year to date decrease in Operating Profit was driven by higher restaurant operating costs, partially offset by franchise same-store sales growth and net new unit growth. Additionally, Operating Profit was negatively impacted by 2% due to franchise incentives provided in the first quarter of 2014 related to the launch of breakfast in the U.S.

India Division

The India Division has 714 units, predominately KFC and Pizza Hut restaurants. While we believe India is a significant long-term growth driver, our ongoing earnings model currently assumes no impact from India growth.

	Quarter ended				Year to date
			% B/(W)				% B/(W)
	2014	2013	Reported	Ex FX	2014	2013	Reported	Ex FX
Total revenues(a)	$37	$33	14	26	$60	$53	14	27
Operating Profit (loss)(a)	$(1)	$(4)	58	53	$(4)	$(6)	27	17

	Quarter ended		Year to date
	2014	2013	2014	2013
System Sales Growth, reported(a)	(1)%	22%	(2)%	12%
System Sales Growth, excluding FX(a)	8%	31%	9%	19%
Same-Store Sales Growth %	(2)%	7%	(2)%	(2)%

			% Increase (Decrease)
Unit Count	6/14/2014	6/15/2013
Franchise & License	541	447	21
Company-owned	173	122	42
	714	569	25

	12/28/2013	New Builds	Closures	Refranchised	6/14/2014
Franchise & License	514	18	(11)	20	541
Company-owned	191	6	(4)	(20)	173
Total	705	24	(15)	—	714

(a)
Effective the beginning of 2014, results from our 28 Mauritius stores are included in KFC and Pizza Hut Divisions as applicable. Prior year units have been adjusted for comparability while division System Sales Growth, Total Revenues and Operating Profit have not been restated due to the immaterial impact of this change. While there was no impact to our consolidated results, this change negatively impacted India's quarterly and year to date System Sales Growth and Total Revenues by 10% and 2%, respectively. This change negatively impacted both India's quarter and year to date Operating Profit (loss) by less than $1 million.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2014	2013	% B/(W)		2014	2013	% B/(W)
Corporate G&A	$(48)	$(41)	(15)		$(83)	$(87)	5
Other unallocated	7	31	(79)		—	48	NM
Interest expense, net	(29)	(32)	12		(62)	(63)	3
Income tax provision	(112)	(82)	(38)		(251)	(202)	(25)
Effective tax rate	24.9%	22.7%	(2.2)	ppts.	25.4%	24.8%	(0.6)	ppts.

Corporate G&A

The increase in Corporate G&A for the quarter was driven by higher incentive compensation costs.

The year to date decrease in Corporate G&A was driven by lower pension costs, including the lapping of a pension settlement charge of $10 million in the first quarter of 2013, partially offset by higher incentive compensation costs.

Other Unallocated

The decreases in Other unallocated were driven by lapping quarterly and year to date refranchising gains of $32 million and $49 million, respectively, in 2013.

Interest Expense, Net

The decrease in Interest expense, net for quarter and year to date was driven by lower interest rates on average borrowings in 2014.

Income Tax Provision

Our 2013 quarterly and year to date effective tax rates were favorably impacted by the resolution of uncertain tax positions in certain tax jurisdictions.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Potential Little Sheep Impairment

During 2013, as discussed further in our 2013 Form 10-K, we recorded impairment charges related to the Little Sheep trademark and goodwill. The inputs used in determining the fair values of the Little Sheep trademark and reporting unit in 2013 for purposes of calculating these impairment charges assumed increases in average-unit sales volumes and profit levels that would support future new unit development of the concept. Through the first two quarters of 2014, Little Sheep sales and profits have been below the amounts assumed in the 2013 fair value determinations.

Our accounting policies require us to review our goodwill and indefinite-lived intangible assets, including the Little Sheep trademark, for impairment on an annual basis in the fourth quarter or more often if an event occurs or circumstances change that indicate impairment might exist. If the negative Little Sheep business trends continue, it may result in a determination that the fair value of the Little Sheep trademark, reporting unit or both are currently less than their carrying value, requiring us to record further impairment in the second half of 2014. If such determination were made, we anticipate that any non-cash impairment would be recorded as a Special Item within our Financial Statements.

Internal Revenue Service Proposed Adjustment

On June 23, 2010 and January 9, 2013, the Company received Revenue Agent Reports from the Internal Revenue Service ("IRS") relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006 and 2007 through 2008, respectively.  The IRS has proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  The Company now believes it is likely it will reach a settlement with the IRS on this issue in 2014. See Note 6.

Liquidity and Capital Resources

Liquidity

Net cash provided by operating activities was $1,084 million in 2014 versus $729 million in 2013. The increase was primarily driven by higher operating profit before Special Items.

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

Net cash used in investing activities was $614 million in 2014 versus $410 million in 2013. The increase was primarily driven by higher short-term investments and lower refranchising proceeds, partially offset by lapping the acquisition of restaurants in Turkey.

We invested $408 million in capital spending, including $209 million in China, $118 million in the KFC Division, $19 million in the Pizza Hut Division, $51 million in the Taco Bell Division and $6 million in India.

Net cash used in financing activities was $433 million in 2014 versus $587 million in 2013. The decrease was primarily driven by higher borrowings on our revolving credit facility.

We repurchased shares of our Common Stock for $300 million.  As of June 14, 2014, we had remaining capacity to repurchase up to $653 million (excluding applicable transaction fees) of our outstanding Common Stock under the November 2013 authorization. See Note 3.

We paid cash dividends of $327 million.  Additionally, on May 1, 2014 our Board of Directors approved a cash dividend of $0.37 per share of Common Stock, to be distributed on August 1, 2014 to shareholders of record at the close of business on July 11, 2014.  The Company targets an ongoing annual dividend payout ratio of 35% to 40% of net income.

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

As of June 14, 2014, our unused Credit Facility totaled $1.1 billion net of outstanding letters of credit of $56 million and outstanding borrowings of $178 million. The interest rate for borrowings under the Credit Facility ranges from 1.00% to 1.75% over the London Interbank Offered Rate. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements as of June 14, 2014 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under the Credit Facility.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2014 through 2043 and interest rates ranging from 2.38% to 6.88%.  These notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at June 14, 2014. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

See Note 10 for details of recently adopted accounting pronouncements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which limits dispositions that qualify for discontinued operations presentation to those that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business. ASU 2014-08 is effective prospectively for the Company in our first quarter of fiscal 2015, with early adoption permitted. We do not believe the adoption of this standard will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. ASU 2014-09 is effective for the Company in our first quarter of fiscal 2017 with no early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 14, 2014 to the disclosures made in Item 7A of the Company’s 2013 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 14, 2014.

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

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of June 14, 2014, the related condensed consolidated statements of income and comprehensive income for the quarters and years to date ended June 14, 2014 and June 15, 2013, and the related condensed consolidated statements of cash flows for the years to date ended June 14, 2014 and June 15, 2013. These interim condensed consolidated financial statements are the responsibility of YUM’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the interim condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 28, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity, for the year then ended (not presented herein); and in our report dated February 18, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
July 22, 2014

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 14, 2014 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
3/23/14-4/19/14	582	$75.38	582	$785

4/20/14-5/17/14	808	$75.86	808	$724

5/18/14-6/14/14	922	$76.71	922	$653
Total	2,312	$76.08	2,312	$653

In November 2012, our Board of Directors authorized share repurchases through May 2014 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. 1.0 million shares were repurchased during the quarter ended June 14, 2014, exhausting this authorization.

In November 2013, our Board of Directors authorized additional share repurchases through May 2015 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended June 14, 2014, 1.3 million shares were repurchased under this authorization.

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

YUM! BRANDS, INC.
(Registrant)

Date:	July 22, 2014	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)