Form 10-Q
period 2014-09-06
YUM BRANDS INC
filed 2014-10-14
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 6, 2014

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

 The number of shares outstanding of the Registrant’s Common Stock as of October 8, 2014 was 437,492,810 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/6/2014	9/7/2013	9/6/2014	9/7/2013
Company sales	$2,891	$3,021	$7,941	$7,594
Franchise and license fees and income	463	445	1,341	1,311
Total revenues	3,354	3,466	9,282	8,905
Costs and Expenses, Net
Company restaurant expenses
Food and paper	951	996	2,562	2,481
Payroll and employee benefits	642	621	1,755	1,701
Occupancy and other operating expenses	869	873	2,326	2,238
Company restaurant expenses	2,462	2,490	6,643	6,420
General and administrative expenses	323	327	946	933
Franchise and license expenses	42	44	109	108
Closures and impairment (income) expenses	6	300	30	310
Refranchising (gain) loss	(20)	(38)	(27)	(87)
Other (income) expense	(9)	(7)	(19)	(6)
Total costs and expenses, net	2,804	3,116	7,682	7,678
Operating Profit	550	350	1,600	1,227
Interest expense, net	28	31	90	94
Income Before Income Taxes	522	319	1,510	1,133
Income tax provision	119	182	370	384
Net Income – including noncontrolling interests	403	137	1,140	749
Net Income (loss) – noncontrolling interests	(1)	(15)	3	(21)
Net Income – YUM! Brands, Inc.	$404	$152	$1,137	$770

Basic Earnings Per Common Share	$0.91	$0.34	$2.55	$1.70

Diluted Earnings Per Common Share	$0.89	$0.33	$2.50	$1.66

Dividends Declared Per Common Share	$—	$—	$0.74	$0.67

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/6/2014	9/7/2013	9/6/2014	9/7/2013

Net Income - including noncontrolling interests	$403	$137	$1,140	$749
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	33	(42)	(29)	(39)
Reclassification of adjustments and (gains) losses into Net Income	—	—	2	—
	33	(42)	(27)	(39)
Tax (expense) benefit	1	(1)	(2)	5
	34	(43)	(29)	(34)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(9)	3	(20)	3
Reclassification of (gains) losses into Net Income	6	17	20	56
	(3)	20	—	59
Tax (expense) benefit	1	(8)	—	(24)
	(2)	12	—	35
Changes in derivative instruments
Unrealized gains (losses) arising during the year	—	—	—	2
Reclassification of (gains) losses into Net Income	—	—	(1)	—
	—	—	(1)	2
Tax (expense) benefit	—	—	—	(1)
	—	—	(1)	1
Other comprehensive income (loss), net of tax	32	(31)	(30)	2
Comprehensive Income - including noncontrolling interests	435	106	1,110	751
Comprehensive Income (loss) - noncontrolling interests	1	(15)	1	(19)
Comprehensive Income - YUM! Brands, Inc.	$434	$121	$1,109	$770

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/6/2014	9/7/2013
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$1,140	$749
Depreciation and amortization	501	473
Closures and impairment (income) expenses	30	310
Refranchising (gain) loss	(27)	(87)
Deferred income taxes	(94)	(51)
Equity income from investments in unconsolidated affiliates	(31)	(17)
Distributions of income received from unconsolidated affiliates	12	15
Excess tax benefits from share-based compensation	(29)	(27)
Share-based compensation expense	36	32
Changes in accounts and notes receivable	(25)	(4)
Changes in inventories	24	19
Changes in prepaid expenses and other current assets	(3)	(22)
Changes in accounts payable and other current liabilities	59	(14)
Changes in income taxes payable	(24)	115
Other, net	43	62
Net Cash Provided by Operating Activities	1,612	1,553

Cash Flows – Investing Activities
Capital spending	(655)	(699)
Changes in short-term investments, net	(315)	1
Proceeds from refranchising of restaurants	66	218
Acquisitions	(26)	(98)
Other, net	10	(9)
Net Cash Used in Investing Activities	(920)	(587)

Cash Flows – Financing Activities
Repayments of long-term debt	(7)	(5)
Short-term borrowings by original maturity
More than three months - proceeds	2	56
More than three months - payments	—	(54)
Three months or less, net	—	—
Revolving credit facilities, three month or less, net	397	—
Repurchase shares of Common Stock	(510)	(510)
Excess tax benefits from share-based compensation	29	27
Employee stock option proceeds	21	17
Dividends paid on Common Stock	(490)	(451)
Other, net	(28)	(55)
Net Cash Used in Financing Activities	(586)	(975)
Effect of Exchange Rates on Cash and Cash Equivalents	6	(14)
Net Increase (Decrease) in Cash and Cash Equivalents	112	(23)
Cash and Cash Equivalents - Beginning of Period	573	776
Cash and Cash Equivalents - End of Period	$685	$753

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	9/6/2014	12/28/2013
ASSETS
Current Assets
Cash and cash equivalents	$685	$573
Accounts and notes receivable, net	373	319
Inventories	266	294
Prepaid expenses and other current assets	226	276
Short-term investments	326	10
Deferred income taxes	121	123
Advertising cooperative assets, restricted	73	96
Total Current Assets	2,070	1,691

Property, plant and equipment, net	4,480	4,459
Goodwill	886	889
Intangible assets, net	622	638
Investments in unconsolidated affiliates	58	53
Other assets	561	566
Deferred income taxes	500	399
Total Assets	$9,177	$8,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,771	$1,929
Income taxes payable	196	169
Short-term borrowings	72	71
Advertising cooperative liabilities	73	96
Total Current Liabilities	2,112	2,265

Long-term debt	3,315	2,918
Other liabilities and deferred credits	1,146	1,244
Total Liabilities	6,573	6,427

Redeemable noncontrolling interest	36	39

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 437 and 443 shares issued in 2014 and 2013, respectively	7	—
Retained earnings	2,462	2,102
Accumulated other comprehensive income (loss)	36	64
Total Shareholders’ Equity – YUM! Brands, Inc.	2,505	2,166
Noncontrolling interests	63	63
Total Shareholders’ Equity	2,568	2,229
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$9,177	$8,695

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2013 Form 10-K, our financial position as of September 6, 2014, and the results of our operations and comprehensive income for the quarters and years to date ended September 6, 2014 and September 7, 2013, and cash flows for the years to date ended September 6, 2014 and September 7, 2013. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended September 6, 2014. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2014	2013	2014	2013
Net Income – YUM! Brands, Inc.	$404	$152	$1,137	$770

Weighted-average common shares outstanding (for basic calculation)	443	451	445	453
Effect of dilutive share-based employee compensation	9	10	10	10
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	452	461	455	463
Basic EPS	$0.91	$0.34	$2.55	$1.70
Diluted EPS	$0.89	$0.33	$2.50	$1.66
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	5.2	4.7	5.4	5.5

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2014	2013		2014	2013		2014
November 2012	2,737	7,100		$203	$490		$—
November 2013	4,093	—		307	—		443
Total	6,830	7,100	(a)	$510	$490	(a)	$443

(a)	Amount excludes the effect of $20 million in share repurchases (0.3 million shares) with trade dates prior to 2013 and cash settlement dates during 2013.

Changes in accumulated other comprehensive income ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 28, 2013, net of tax	$170	$(97)	$(9)	$64

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(29)	(12)	—	(41)

(Gains) losses reclassified from accumulated OCI, net of tax	2	12	(1)	13

OCI, net of tax	(27)	—	(1)	(28)

Balance at September 6, 2014, net of tax	$143	$(97)	$(10)	$36

Note 4 - Little Sheep Impairment

As a result of sustained declines in sales and profits in our Little Sheep business, coupled with the anticipated time it would take for the business to recover,we made the determination during the quarter ended September 7, 2013 that it was not more likely than not that the Little Sheep trademark and reporting unit fair values were in excess of their carrying values. Therefore, our Little Sheep trademark and goodwill were tested for impairment in the quarter ended September 7, 2013, prior to the annual impairment reviews performed in the fourth quarter of each year in accordance with our accounting policy.

As a result of this impairment testing, non-cash impairment charges of $295 million were recorded in Closures and impairment (income) expense on our Condensed Consolidated Statement of Income for the quarter ended September 7, 2013. We also recorded an $18 million tax benefit associated with these impairments and allocated $19 million of the net impairment charges to Net Income (loss) - noncontrolling interests, which resulted in a net impairment charge of $258 million allocated to Net Income - YUM! Brands, Inc. See our 2013 Form 10-K for further details.

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	2014	2013	2014	2013
Equity (income) loss from investments in unconsolidated affiliates	$(9)	$(13)	$(31)	$(17)
Foreign exchange net (gain) loss and other	—	6	12	11
Other (income) expense	$(9)	$(7)	$(19)	$(6)

Note 6 - Supplemental Balance Sheet Information

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

	9/6/2014	12/28/2013
Accounts and notes receivable, gross	$387	$330
Allowance for doubtful accounts	(14)	(11)
Accounts and notes receivable, net	$373	$319

Property, Plant and Equipment, net

	9/6/2014	12/28/2013
Property, plant and equipment, gross	$8,100	$7,850
Accumulated depreciation and amortization	(3,620)	(3,391)
Property, plant and equipment, net	$4,480	$4,459

Assets held for sale at September 6, 2014 and December 28, 2013 total $20 million and $16 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

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

	Noncontrolling Interests	Reedemable Noncontrolling Interest
Balance at December 28, 2013	$63	$39
Net Income (loss) – noncontrolling interests	5	(2)
Currency translation adjustments	(1)	(1)
Dividends declared	(4)	—
Balance at September 6, 2014	$63	$36

Note 7 - Income Taxes

	Quarter ended		Year to date
	2014	2013	2014	2013
Income tax provision	$119	$182	$370	$384
Effective tax rate	22.7%	57.2%	24.5%	33.9%

Our overall effective tax rate continues to be favorably impacted by the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. tax rate.

Our third quarter and year to date effective tax rates were lower than the prior year primarily due to the impact of lapping a $222 million non-cash impairment of Little Sheep goodwill, which resulted in no related tax benefit, and lapping the unfavorable impact of increasing prior year unrecognized tax benefits related to a dispute with the Internal Revenue Service (the “IRS”) regarding the valuation of intangibles. This dispute was settled in the quarter ended September 6, 2014 and is discussed in further detail below. The third quarter 2014 effective tax rate was lower than our full year expected tax rate primarily due to a change in the estimated cost of repatriating foreign earnings.

On June 23, 2010, the Company received a Revenue Agent Report ("RAR") from the IRS relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  On January 9, 2013, the Company received a RAR from the IRS for fiscal years 2007 and 2008 proposing a similar adjustment. The valuation issue impacted tax returns for fiscal years 2004 through 2013.

On July 31, 2014, the Company reached a final agreement with the IRS Appeals Division regarding the valuation issue. As a result of this agreement, we closed out our 2004-2006 audit cycle and made a cash payment of $120 million to the IRS, which was effectively fully reserved, during the quarter ended September 6, 2014 to settle all issues for this audit cycle. The agreement also resolves the valuation issue for all later, impacted years. Additional cash payments of lesser amounts, for which we are fully reserved, will be required related to the valuation issue upon the closure of the examinations of fiscal years 2007-2013.

The resolution of this issue resulted in a reduction in the Company’s unrecognized tax benefits. As of September 6, 2014, the Company had $125 million of unrecognized tax benefits, $30 million of which, if recognized, would impact the effective income tax rate.

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility, which changed beginning the first quarter of 2014. See Note 1. We have restated our comparable segment information for consistent presentation in this Form 10-Q. The following tables summarize Revenues, Operating Profit (loss) and Identifiable Assets for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2014	2013	2014	2013
China	$1,840	$2,033	$4,928	$4,633
KFC Division	771	704	2,189	2,066
Pizza Hut Division	264	264	796	798
Taco Bell Division	443	435	1,273	1,325
India	36	30	96	83
	$3,354	$3,466	$9,282	$8,905

	Quarter ended		Year to date
Operating Profit (loss)	2014	2013	2014	2013
China(a)	$202	$335	$681	$557
KFC Division	169	147	487	457
Pizza Hut Division	68	71	215	250
Taco Bell Division	124	109	317	320
India	(3)	(4)	(7)	(10)
Unallocated closures and impairment expenses(b)	—	(295)	—	(295)
Corporate and Other unallocated(c)	(10)	(13)	(93)	(52)
Operating Profit	$550	$350	$1,600	$1,227
Interest expense, net	(28)	(31)	(90)	(94)
Income Before Income Taxes	$522	$319	$1,510	$1,133

	9/6/2014	12/28/2013
Identifiable Assets
China(d)	$4,093	$3,720
KFC Division	2,481	2,432
Pizza Hut Division	731	723
Taco Bell Division	1,069	1,017
India	109	99
Corporate and unallocated(e)	694	704
	$9,177	$8,695

(a)	Includes equity income from investments in unconsolidated affiliates. See Note 5.

(b)	Impairment loss related to Little Sheep for the quarter and year to date ended September 7, 2013. See Note 4.

(c)	Primarily Corporate general and administrative ("G&A") expenses and refranchising gains and (losses).

(d)	Includes investments in 4 unconsolidated affiliates totaling $58 million and $53 million as of September 6, 2014 and December 28, 2013, respectively.

(e)	Primarily includes cash, deferred tax assets and property, plant and equipment, net, related to our office facilities.

Note 9 - Pension Benefits

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

The components of net periodic benefit cost associated with our significant U.S. pension plans and significant international pension plans are as follows:

	U.S. Pension Plans		International Pension Plans
	Quarter ended
	2014	2013	2014	2013
Service cost	$4	$5	$—	$—
Interest cost	12	13	2	2
Expected return on plan assets	(13)	(14)	(3)	(3)
Amortization of net loss	4	13	—	—
Amortization of prior service cost	1	—	—	—
Net periodic benefit cost	$8	$17	$(1)	$(1)

Additional loss (gain) recognized due to:
Settlement (a)	$1	$4	$—	$—
Curtailment	$—	$—	$—	$—

	U.S. Pension Plans		International Pension Plans
	Year to date
	2014	2013	2014	2013
Service cost	$12	$15	$—	$—
Interest cost	37	38	7	6
Expected return on plan assets	(39)	(41)	(10)	(8)
Amortization of net loss	12	39	—	1
Amortization of prior service cost	1	1	—	—
Net periodic benefit cost	$23	$52	$(3)	$(1)

Additional loss (gain) recognized due to:
Settlement (a)	$6	$14	$—	$—
Curtailment (b)	$—	$—	$—	$(5)

(a)	Losses are a result of settlement transactions from a non-funded plan which exceeded the sum of annual service and interest costs for that plan. These losses were recorded in G&A expenses.

(b)	During 2013, our Pizza Hut UK Plan recorded a curtailment gain within G&A expenses as a result of terminating future service credits for all participants.

Note 10 - Fair Value Measurements

As of September 6, 2014 the carrying values of cash and cash equivalents, short-term investments (primarily six month term deposits outside of the U.S.), accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments.  The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value.  The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.1 billion (Level 2), compared to their carrying value of $2.8 billion.  We estimated the fair value of debt using market quotes and calculations based on market rates.

The Company has interest rate swaps accounted for as fair value hedges, foreign currency forwards accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis. Interest rate swaps are used to reduce our exposure to interest rate risk and lower interest expense for a portion of our fixed-rate debt, and foreign currency forwards are used to reduce our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables. The fair value of these swaps, forwards and other investments were not material as of September 6, 2014 or December 28, 2013. In addition, certain of the Company’s assets such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis if determined to be impaired. During the year to date ended September 6, 2014, we recorded restaurant-level impairment (Level 3) of $15 million. The remaining net book value of the assets measured at fair value during the year as of September 6, 2014, subsequent to these impairments, was not significant. During the year to date ended September 7, 2013, we recorded restaurant-level impairment (Level 3) of $5 million and impairment losses (Level 3) of $295 million related to our Little Sheep business in China. (See Note 4.)

Note 11 - Recently Adopted Accounting Pronouncements

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

Note 12 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of having (a) assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributed certain Company restaurants to former unconsolidated affiliates; and (c) guaranteed certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 6, 2014, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $650 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 6, 2014 was approximately $575 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of September 6, 2014 was not material.

Other Franchise Guarantees

We have agreed to provide guarantees of $37 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were $69 million as of September 6, 2014.

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

Per order of the court, plaintiffs filed a second amended complaint to clarify the class claims. Plaintiffs also filed a motion for partial summary judgment. Taco Bell filed motions to strike and to dismiss, as well as a motion to alter or amend the second amended complaint. On August 29, 2014, the court denied plaintiffs’ motion for partial summary judgment. On that same date, the court granted Taco Bell’s motion to dismiss all but one of the California Private Attorney General Act claims and ruled that the plaintiffs were barred from seeking class certification for any of the nine claims where class certification had been denied or no class certification motion was filed. On October 6, 2014, plaintiffs filed a motion for interlocutory appeal of the court’s dismissal order.

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

On May 16, 2013, a putative class action styled Bernardina Rodriguez v. Taco Bell Corp. was filed in California Superior Court. The plaintiff seeks to represent a class of current and former California hourly restaurant employees alleging various violations of California labor laws including failure to provide meal and rest periods, failure to pay hourly wages, failure to provide accurate written wage statements, failure to timely pay all final wages, and unfair or unlawful business practices in violation of California Business & Professions Code §17200. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell removed the case to federal court and, on June 25, 2013, plaintiff filed a first amended complaint to include a claim seeking penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act. Taco Bell's motion to dismiss or stay the action in light of the In Re Taco Bell Wage and Hour Actions case was denied on October 30, 2013. In April 2014 the parties stipulated to address the sufficiency of plaintiff’s legal theory as to her meal break claim before conducting full discovery. A hearing on the parties’ cross-summary judgment motions is set for October 22, 2014.

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

On April 24, 2014, the parties agreed to settle this matter. On June 4, 2014, the court granted preliminary approval of the settlement and on September 24, 2014, the court granted final approval. The proposed settlement amount has been accrued in our Condensed Consolidated Financial Statements, and the associated cash payments will not be material.

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

On September 24, 2014, the parties entered into a Term Sheet setting forth the terms upon which the parties had agreed to settle this matter. The parties intend to execute a settlement agreement and file a motion with the court for settlement approval on or before November 3, 2014. Pursuant to the parties’ agreement, one issue, the mileage of an average round trip, remains outstanding and will be submitted for arbitration. The proposed settlement amount has been accrued in our Condensed Consolidated Financial Statements, and the associated cash payments will not be material. Likewise, any potential incremental amounts associated with the mileage arbitration are not expected to be material.

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

•	Same-store sales is the estimated change in system sales of all restaurants that have been open and in the YUM system one year or more.

•
Company Restaurant profit ("Restaurant profit") is defined as Company sales less expenses incurred directly by our company-owned restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales. Within the Company Sales and Restaurant Profit analysis, Store Portfolio Actions represent the net impact of new unit openings, acquisitions, refranchising and store closures, and Other primarily represents the impact of same-store sales as well as the impact of changes in costs such as inflation/deflation.

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

Results of Operations

Worldwide

Our ongoing earnings growth model, which includes the ongoing earnings growth rates described within each of our reportable segment sections below, is expected to generate EPS growth of at least 10% annually. In December, 2013 we communicated that our 2014 EPS excluding Special Items was expected to grow at least 20% due in large part to an expectation that our China Division Operating Profit for 2014 would grow at a rate significantly above the ongoing rate of 15%. Details of our December, 2013 Guidance by division can be found online at http://yum.com.

In July, 2014 adverse publicity surrounding a minor supplier to KFC and Pizza Hut surfaced which has significantly impacted China sales and profits; we subsequently terminated our relationship with this supplier. China sales are rebounding but same-store sales continue to be negative. Our brands have proven resilient over time which we expect to be the case with this situation as well. With the assumption that China same-store sales continue to improve but will be negative for the fourth quarter, we now expect 2014 EPS excluding Special Items to grow between 6% and 10%. See the China Division discussion below for details of our results of operations.

The Consolidated Results of Operations for the quarters and years to date ended September 6, 2014 and September 7, 2013 are presented below:

	Quarter ended				Year to date
	2014	2013	% B/(W)		2014	2013	% B/(W)
Company sales	$2,891	$3,021	(4)		$7,941	$7,594	5
Franchise and license fees and income	463	445	4		1,341	1,311	2
Total revenues	$3,354	$3,466	(3)		$9,282	$8,905	4

Restaurant profit	$429	$531	(19)		$1,298	$1,174	11
Restaurant margin %	14.9%	17.6%	(2.7)	ppts.	16.3%	15.5%	0.8	ppts.

G&A expenses	$323	$327	1		$946	$933	(1)
Franchise and license expenses	42	44	6		109	108	(1)
Closures and impairment (income) expenses	6	300	98		30	310	90
Refranchising (gain) loss	(20)	(38)	(47)		(27)	(87)	(69)
Other (income) expense	(9)	(7)	43		(19)	(6)	NM
Operating Profit	$550	$350	57		$1,600	$1,227	30
Interest expense, net	28	31	6		90	94	4
Income tax provision	119	182	35		370	384	4
Effective Tax Rate	22.7%	57.2%	34.5	ppts.	24.5%	33.9%	9.4	ppts.

Net Income – including noncontrolling interests	$403	$137	195		$1,140	$749	52
Net Income (loss) – noncontrolling interests	(1)	(15)	94		3	(21)	NM
Net Income – YUM! Brands, Inc.	$404	$152	166		$1,137	$770	48

Diluted earnings per share (a)	$0.89	$0.33	171		$2.50	$1.66	50
Diluted earnings per share before Special Items (a)	$0.87	$0.85	3		$2.48	$2.11	17

(a)	See Note 2 for the number of shares used in this calculation.

	Quarter ended			Year to date
	2014	2013		2014	2013
System Sales Growth, reported	1%	1%		2%	—%
System Sales Growth, excluding FX	1%	1%		4%	1%

Unit Count	9/6/2014	9/7/2013	% Increase (Decrease)
Franchise & License	31,588	30,967	2
Company-owned	8,295	7,830	6
Unconsolidated Affiliates	735	689	7
	40,618	39,486	3

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter ended		Year to date
Detail of Special Items	2014	2013	2014	2013
U.S. Refranchising gain (loss)(a)	$8	$37	$11	$82
Little Sheep impairment(b)	—	(295)	—	(295)
Other Special Items Income (Expense)(c)	7	(9)	7	(9)
Total Special Items Income (Expense)	15	(267)	18	(222)
Tax Benefit (Expense) on Special Items(d)	(5)	12	(6)	(3)
Special Items Income (Expense), net of tax - including noncontrolling interests	10	(255)	12	(225)
Special Items Income (Expense), net of tax - noncontrolling items	—	19	—	19
Special Items Income (Expense), net of tax - Yum Brands, Inc.	$10	$(236)	$12	$(206)
Average diluted shares outstanding	452	461	455	463
Special Items diluted EPS	$0.02	$(0.52)	$0.02	$(0.45)

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$535	$617	$1,582	$1,449
Special Items Income (Expense)	15	(267)	18	(222)
Reported Operating Profit	$550	$350	$1,600	$1,227

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.87	$0.85	$2.48	$2.11
Special Items EPS	0.02	(0.52)	0.02	(0.45)
Reported EPS	$0.89	$0.33	$2.50	$1.66

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	22.4%	33.1%	24.4%	28.2%
Impact on Tax Rate as a result of Special Items(d)	0.3%	24.1%	0.1%	5.7%
Reported Effective Tax Rate	22.7%	57.2%	24.5%	33.9%

(a)
U.S. refranchising gains and losses have not historically been allocated to our segments for performance reporting purposes due to the scope of our U.S. refranchising program in recent years and the volatility in associated gains and losses. The 2013 gains primarily relate to sales of Taco Bell restaurants in the U.S.

(b)	See Note 4 for discussion regarding Little Sheep impairment.

(c)
Other Special Items Income (Expense) includes gains from real estate sales in 2014 related to our previously refranchised Mexico business and charges related to U.S. General and Administrative productivity initiatives and realignment of resources due to the outsourcing of certain information technology, accounting and payroll services in 2013.

(d)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

Quarter Highlights

The following quarterly highlights are variances versus the same period a year ago and exclude the impact of Special Items. System sales and Operating Profit in the quarterly highlights below exclude the impact of foreign currency translation.

●	Worldwide system sales grew 1%. Worldwide restaurant margin decreased 2.7 percentage points to 14.9%, and worldwide operating profit decreased 12%.

●	Total international development was 400 new restaurants; 77% of this development occurred in emerging markets.

●	China Division system sales declined 9%, as 6% unit growth was offset by a 14% same-store sales decline. Restaurant margin decreased 4.6 percentage points to 14.9%. Operating profit decreased 38%.

●	KFC Division system sales increased 6%, driven by 2% unit growth and 3% same-store sales growth. Restaurant margin increased 1.0 percentage point to 13.4%. Operating profit increased 16%.

●	Pizza Hut Division system sales were even, as 2% unit growth was offset by a 1% same-store sales decline. Restaurant margin decreased 1.0 percentage point to 8.9%. Operating profit decreased 2%.

●	Taco Bell Division system sales increased 4%, driven by 2% unit growth and 3% same-store sales growth. Restaurant margin increased 1.8 percentage points to 20.7%. Operating profit increased 14%.

●	Worldwide effective tax rate decreased to 22.4% from 33.1%, benefiting EPS by 14 percentage points.

●	Foreign currency translation negatively impacted operating profit by $6 million.

●	On September 10, 2014, the Company announced an 11% increase in its quarterly dividend, marking the tenth consecutive year the dividend increased at a double-digit percentage rate.

China Division

The China Division has 6,419 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Additionally, the Company operates a majority of the distribution system for its restaurants in China which we believe provides a significant competitive advantage. Given this strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company is rapidly adding KFC and Pizza Hut Casual Dining restaurants, accelerating the development of Pizza Hut Home Service (home delivery), integrating the Little Sheep brand (hot pot) we acquired in 2012 and testing the additional restaurant concept of East Dawning (Chinese food). Our ongoing earnings growth model in China includes low double-digit percentage unit growth, mid-single digit same-store sales growth and moderate margin improvement, which we expect to drive annual Operating Profit growth of 15%.

We previously communicated that our 2014 China Division Operating Profit was expected to grow significantly above our ongoing 15% target due to KFC China recovering from significant sales declines in 2013. See our 2013 Form 10-K for additional discussion regarding the significant sales declines in 2013.

On July 20, 2014, an undercover report was televised in China depicting improper food handling practices by supplier Shanghai Husi, a division of OSI, which is a large, global supplier to many in the restaurant industry. This triggered extensive news coverage in China that has shaken consumer confidence and impacted brand usage. Subsequently, the Shanghai FDA launched an investigation into this matter, alleging illegal activity by OSI. Upon learning of these events, we terminated our relationship with OSI globally, with minimal disruption to our menu offerings in China. Even though OSI was a minor supplier, sales at KFC and Pizza Hut were disproportionately impacted given our category-leading positions. As a result, since July 21st, China Division has experienced a significant, negative impact to sales and profits at both KFC and Pizza Hut. While sales are rebounding, same-store sales continue to be negative. See the Worldwide section within the Results of Operations above for discussion on the impact of this matter on the Company’s 2014 EPS expectations.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2014	2013	Reported		Ex FX		2014	2013	Reported		Ex FX
Company sales	$1,809	$2,001	(10)		(8)		$4,848	$4,563	6		6
Franchise and license fees and income	31	32	(7)		(6)		80	70	14		14
Total revenues	$1,840	$2,033	(10)		(8)		$4,928	$4,633	6		6

Restaurant profit	$269	$389	(31)		(30)		$869	$729	19		19
Restaurant margin %	14.9%	19.5%	(4.6)	ppts.	(4.5)	ppts.	17.9%	16.0%	1.9	ppts.	1.9	ppts.

G&A expenses	$95	$88	(7)		(8)		$259	$233	(11)		(11)
Operating Profit	$202	$335	(40)		(38)		$681	$557	22		22

	Quarter ended		Year to date
	2014	2013	2014	2013
System Sales Growth, reported	(10)%	1%	7%	(5)%
System Sales Growth, excluding FX	(9)%	(2)%	7%	(7)%
Same-Store Sales Growth %	(14)%	(11)%	1%	(16)%

			% Increase (Decrease)
Unit Count	9/6/2014	9/7/2013
Company-owned	5,158	4,852	6
Unconsolidated Affiliates	735	689	7
Franchise & License	526	494	6
	6,419	6,035	6

	12/28/2013	New Builds	Closures	Refranchised	Acquired	9/6/2014
Company-owned	5,026	315	(135)	(49)	1	5,158
Unconsolidated Affiliates	716	26	(7)	—	—	735
Franchise & License	501	11	(34)	49	(1)	526
Total	6,243	352	(176)	—	—	6,419

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$2,001	$82	$(250)	$(24)	$1,809
Cost of sales	(664)	(24)	83	7	(598)
Cost of labor	(357)	(18)	5	4	(366)
Occupancy and other	(591)	(29)	37	7	(576)
Restaurant profit	$389	$11	$(125)	$(6)	$269
	19.5%				14.9%

	Year to date
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$4,563	$273	$8	$4	$4,848
Cost of sales	(1,508)	(78)	41	(2)	(1,547)
Cost of labor	(907)	(51)	16	(2)	(944)
Occupancy and other	(1,419)	(86)	17	—	(1,488)
Restaurant profit	$729	$58	$82	$—	$869
	16.0%				17.9%

The increase in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit for the quarter were company same-store sales declines of 13%, including transaction declines of 17% which led to inefficiencies in Cost of sales and labor. Additionally, Restaurant profit for the quarter was also impacted by wage rate inflation of 10%, partially offset by lower advertising expense. Excluding the impact of Little Sheep, Restaurant margin would have been 15.9% in the quarter ended September 6, 2014.

The year to date increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting year to date Company sales and/or Restaurant profit were the favorable impact of pricing, partially offset by transaction declines. Additionally, Restaurant profit for the year to date was impacted by labor efficiencies and lower advertising expense, partially offset by wage rate inflation of 9%. Year to date company same-store sales were even. Excluding the impact of Little Sheep, Restaurant margin would have been 18.7% in the year to date ended September 6, 2014.

Franchise and License Fees and Income

The decrease in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by the impact of same-store sales declines, partially offset by refranchising.

The year to date increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by the impact of refranchising and same-store sales growth.

G&A Expenses

The increases in G&A expenses for the quarter and year to date, excluding the impact of foreign currency translation, were driven by compensation costs due to higher headcount and wage inflation.

Operating Profit

The decrease in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by the impact of same-store sales declines and higher restaurant operating costs and higher G&A expenses, partially offset by net new unit growth.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by the favorable impact of pricing and net new unit growth, partially offset by higher G&A expenses.

KFC Division

The KFC Division has 13,961 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 35% and 50% of the Division’s units and profits, respectively, as of the end of 2013. Additionally, 91% of the KFC Division units were operated by franchisees and licensees as of the end of 2013. Our ongoing earnings growth model for the KFC Division includes mid single-digit percentage net unit and same-store sales growth for our emerging markets and flat net unit growth and low single-digit same-store sales growth for our developed markets. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 10%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2014	2013	Reported		Ex FX		2014	2013	Reported		Ex FX
Company sales	$566	$514	10		9		$1,593	$1,486	7		9
Franchise and license fees and income	205	190	8		9		596	580	3		6
Total revenues	$771	$704	10		9		$2,189	$2,066	6		8

Restaurant profit	$76	$65	19		17		$209	$189	10		12
Restaurant margin %	13.4%	12.4%	1.0	ppts.	0.9	ppts.	13.1%	12.7%	0.4	ppts.	0.3	ppts.

G&A expenses	$91	$88	(4)		(4)		$261	$261	—		(2)
Operating Profit	$169	$147	16		16		$487	$457	7		10

	Quarter ended		Year to date
	2014	2013	2014	2013
System Sales Growth, reported	6%	(1)%	2%	1%
System Sales Growth, excluding FX	6%	2%	5%	3%
Same-Store Sales Growth %	3%	—%	2%	1%

			% Increase (Decrease)
Unit Count	9/6/2014	9/7/2013
Franchise & License	12,667	12,521	1
Company-owned	1,294	1,222	6
	13,961	13,743	2

	12/28/2013	New Builds	Closures	Refranchised	Acquired	Other	9/6/2014
Franchise & License	12,647	272	(262)	12	(1)	(1)	12,667
Company-owned	1,257	65	(17)	(12)	1	—	1,294
Total	13,904	337	(279)	—	—	(1)	13,961

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$514	$21	$24	$7	$566
Cost of sales	(179)	(8)	(9)	(1)	(197)
Cost of labor	(123)	(4)	(5)	(3)	(135)
Occupancy and other	(147)	(6)	(3)	(2)	(158)
Restaurant profit	$65	$3	$7	$1	$76
	12.4%				13.4%

	Year to date
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$1,486	$87	$48	$(28)	$1,593
Cost of sales	(518)	(33)	(18)	14	(555)
Cost of labor	(356)	(19)	(12)	3	(384)
Occupancy and other	(423)	(29)	(1)	8	(445)
Restaurant profit	$189	$6	$17	$(3)	$209
	12.7%				13.1%

The increase in Company sales for the quarter associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4%, which was partially offset by higher restaurant operating costs in certain international markets.

The increase in Company sales for the year to date associated with store portfolio actions was driven by net new unit growth and the impact of the acquisition of restaurants in Turkey from an existing franchisee in April 2013, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4%, which was partially offset by higher restaurant operating costs in certain international markets.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter and year to date, excluding the impact of foreign currency translation, was driven by international growth in net new units and same-store sales growth.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven primarily by higher headcount in strategic international markets, partially offset by lower pension costs in the U.S.

The year to date increase in G&A expenses, excluding the impact of foreign currency translation, was driven primarily by higher headcount in strategic international markets and the impact of the Turkey acquisition, partially offset by lower pension costs in the U.S.

Operating Profit

Operating Profit for the quarter was positively impacted by 2% due to lapping franchise convention costs recorded in Franchise and license expenses. Excluding this item and impact of foreign currency translation, the increase was driven by growth in same-store sales and net new units, partially offset by higher restaurant operating costs.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by growth in same-store sales and net new units, partially offset by higher restaurant operating costs.

Pizza Hut Division

The Pizza Hut Division has 13,393 units, approximately 60% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately 20% of both units and profits for the Division as of the end of 2013. Additionally, 94% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2013. Our ongoing earnings growth model for the Pizza Hut Division includes mid single-digit percentage net unit and same-store sales growth for our emerging markets and low single-digit percentage net unit and same-store sales growth for our developed markets. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 8%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2014	2013	Reported		Ex FX		2014	2013	Reported		Ex FX
Company sales	$140	$140	—		(2)		$422	$422	—		—
Franchise and license fees and income	124	124	—		—		374	376	(1)		—
Total revenues	$264	$264	—		(1)		$796	$798	—		—

Restaurant profit	$13	$14	(11)		(13)		$38	$54	(30)		(31)
Restaurant margin %	8.9%	9.9%	(1.0)	ppts.	(1.1)	ppts.	9.0%	12.8%	(3.8)	ppts.	(4.0)	ppts.

G&A expenses	$58	$54	(4)		(3)		$165	$150	(9)		(10)
Operating Profit	$68	$71	(2)		(2)		$215	$250	(14)		(13)

	Quarter ended		Year to date
	2014	2013	2014	2013
System Sales Growth, reported	—%	1%	(1)%	1%
System Sales Growth, excluding FX	—%	2%	—%	2%
Same-Store Sales Growth %	(1)%	(1)%	(2)%	(1)%

			% Increase (Decrease)
Unit Count	9/6/2014	9/7/2013
Franchise & License	12,631	12,405	2
Company-owned	762	715	7
	13,393	13,120	2

	12/28/2013	New Builds	Closures	Refranchised	Acquired	Other	9/6/2014
Franchise & License	12,601	285	(240)	4	(18)	(1)	12,631
Company-owned	732	45	(29)	(4)	18	—	762
Total	13,333	330	(269)	—	—	(1)	13,393

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$140	$3	$(5)	$2	$140
Cost of sales	(40)	(2)	1	—	(41)
Cost of labor	(42)	(2)	3	(1)	(42)
Occupancy and other	(44)	—	—	—	(44)
Restaurant profit	$14	$(1)	$(1)	$1	$13
	9.9%				8.9%

	Year to date
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$422	$13	$(14)	$1	$422
Cost of sales	(119)	(5)	(2)	—	(126)
Cost of labor	(127)	(5)	4	(1)	(129)
Occupancy and other	(122)	(4)	(4)	1	(129)
Restaurant profit	$54	$(1)	$(16)	$1	$38
	12.8%				9.0%

The increase in Company sales for the quarter associated with store portfolio actions was driven by the acquisitions of restaurants in the U.S. and net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit for the quarter were company same-store sales declines of 4% and commodity inflation primarily in the U.S.

The year to date increase in Company sales associated with store portfolio actions was driven by the impact of the acquisition of restaurants in Turkey and the U.S. and net new unit growth, partially offset by refranchising. Significant other factors impacting year to date Company sales and/or Restaurant profit were company same-store sales declines of 4%, commodity inflation, primarily in the U.S., and higher self-insurance costs.

Franchise and License Fees and Income

Franchise and license fees and income for the quarter and year to date, excluding the impact of foreign currency translation, were even with prior year, with the positive impact of net new unit growth offset by same-store sales declines.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven by higher litigation costs and strategic investments in international G&A, partially offset by lower pension costs in the U.S.

The year to date increase in G&A expenses, excluding the impact of foreign currency translation, was driven by strategic investments in international G&A, higher litigation costs and lapping a pension curtailment gain in the first quarter of 2013 related to our UK pension plan, partially offset by lower pension costs in the U.S.

Operating Profit

Operating Profit for the quarter was positively impacted by 4% due to lapping franchise convention costs recorded in Franchise and license expenses. Excluding this item and the impact of foreign currency translation, the decrease in Operating Profit was driven by same-store sales declines and higher G&A, partially offset by net new unit growth.

Year to date Operating Profit was positively impacted by 1% due to lapping franchise convention costs recorded in Franchise and license expenses. Excluding this item and the impact of foreign currency translation, the decrease in Operating Profit was driven by same-store sales declines, higher G&A and higher restaurant operating costs, partially offset by net new unit growth.

Taco Bell Division

The Taco Bell Division has 6,109 units, the vast majority of which are in the U.S. The Company owns 16% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. While we believe expansion of Taco Bell outside of the U.S. is a long-term growth driver, our current ongoing earnings model only includes U.S.-generated growth, which includes low single-digit percentage net unit growth, mid-single-digit same-store sales growth and leverage of our G&A structure, which we expect to drive annual Operating Profit growth of 6%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2014	2013	Reported		Ex FX		2014	2013	Reported		Ex FX
Company sales	$344	$340	1		1		$992	$1,051	(6)		(6)
Franchise and license fees and income	99	95	4		4		281	274	2		3
Total revenues	$443	$435	1		1		$1,273	$1,325	(4)		(4)

Restaurant profit	$70	$64	10		10		$179	$202	(11)		(11)
Restaurant margin %	20.7%	18.9%	1.8	ppts.	1.8	ppts.	18.1%	19.2%	(1.1)	ppts.	(1.1)	ppts.

G&A expenses	$40	$45	8		8		$128	$138	6		6
Operating Profit	$124	$109	14		14		$317	$320	(1)		(1)

	Quarter ended		Year to date
	2014	2013	2014	2013
System Sales Growth, reported	4%	3%	3%	5%
System Sales Growth, excluding FX	4%	3%	3%	5%
Same-Store Sales Growth %	3%	2%	1%	3%

			% Increase (Decrease)
Unit Count	9/6/2014	9/7/2013
Franchise & License	5,200	5,100	2
Company-owned	909	903	1
	6,109	6,003	2

	12/28/2013	New Builds	Closures	Refranchised	Acquired	Other	9/6/2014
Franchise & License	5,157	98	(48)	1	(12)	4	5,200
Company-owned	891	8	(1)	(1)	12	—	909
Total	6,048	106	(49)	—	—	4	6,109

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2013	Store Portfolio Actions	Other	2014
Company sales	$340	$(2)	$6	$344
Cost of sales	(100)	1	(2)	(101)
Cost of labor	(96)	1	—	(95)
Occupancy and other	(80)	1	1	(78)
Restaurant profit	$64	$1	$5	$70
	18.9%			20.7%

	Year to date
Income / (Expense)	2013	Store Portfolio Actions	Other	2014
Company sales	$1,051	$(59)	$—	$992
Cost of sales	(303)	18	(12)	(297)
Cost of labor	(301)	18	(4)	(287)
Occupancy and other	(245)	16	—	(229)
Restaurant profit	$202	$(7)	$(16)	$179
	19.2%			18.1%

The changes in Company sales and Restaurant profit for the quarter associated with store portfolio actions were driven by refranchising offset by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit for the quarter were company same-store sales growth of 1%, driven by breakfast sales and the favorable impact of pricing, partially offset by commodity inflation.

The year to date decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting year to date Restaurant profit were commodity inflation and higher food and labor costs due to the launch of breakfast in the U.S. Year to date company same-store sales were even.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by same-store sales growth, net new unit growth and refranchising.

The year to date increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by refranchising, same-store sales growth and net new unit growth, partially offset by franchise incentives provided in the first quarter of 2014 related to the launch of breakfast in the U.S.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven by lower incentive compensation costs and lower pension costs.

The year to date decrease in G&A expenses, excluding the impact of foreign currency translation, was driven by lower pension costs, refranchising and lower incentive compensation costs.

Operating Profit

The increase in Operating Profit for the quarter was driven by same-store sales growth, lower G&A and net new unit growth, partially offset by higher restaurant operating costs.

The year to date decrease in Operating Profit was driven by higher restaurant operating costs, partially offset by same-store sales growth, lower G&A and net new unit growth.

India Division

The India Division has 736 units, predominately KFC and Pizza Hut restaurants. While we believe India is a significant long-term growth driver, our ongoing earnings model currently assumes no impact from India growth.

	Quarter ended				Year to date
			% B/(W)				% B/(W)
	2014	2013	Reported	Ex FX	2014	2013	Reported	Ex FX
Total revenues(a)	$36	$30	22	22	$96	$83	17	25
Operating Profit (loss)(a)	$(3)	$(4)	18	18	$(7)	$(10)	24	17

	Quarter ended		Year to date
	2014	2013	2014	2013
System Sales Growth, reported(a)	5%	12%	1%	12%
System Sales Growth, excluding FX(a)	4%	20%	7%	19%
Same-Store Sales Growth %	(4)%	(1)%	(3)%	(2)%

			% Increase (Decrease)
Unit Count	9/6/2014	9/7/2013
Franchise & License	564	447	26
Company-owned	172	138	25
	736	585	26

	12/28/2013	New Builds	Closures	Refranchised	9/6/2014
Franchise & License	514	43	(13)	20	564
Company-owned	191	7	(6)	(20)	172
Total	705	50	(19)	—	736

(a)
Effective the beginning of 2014, results from our 28 Mauritius stores are included in KFC and Pizza Hut Divisions as applicable. Prior year units have been adjusted for comparability while division System Sales Growth, Total Revenues and Operating Profit have not been restated due to the immaterial dollar impact of this change. While there was no impact to our consolidated results, this change negatively impacted India's quarterly and year to date System Sales Growth and Total Revenues by 10% and 2%, respectively. This change negatively impacted India's quarter and year to date Operating Profit (loss) by less than $1 million and $1 million, respectively.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2014	2013	% B/(W)		2014	2013	% B/(W)
Corporate G&A	$(33)	$(46)	28		$(116)	$(133)	13
Unallocated closures and impairments	—	(295)	NM		—	(295)	NM
Other unallocated	23	33	(33)		23	81	(72)
Interest expense, net	(28)	(31)	6		(90)	(94)	4
Income tax provision	(119)	(182)	35		(370)	(384)	4
Effective tax rate	22.7%	57.2%	34.5	ppts.	24.5%	33.9%	9.4	ppts.

Corporate G&A

The decrease in Corporate G&A for the quarter was driven by lower pension costs, including lapping pension settlement charges, lapping costs associated with the outsourcing of certain information technology, accounting and payroll services in the U.S. and lower current year incentive compensation costs.

The year to date decrease in Corporate G&A was driven by lower pension costs, including lapping pension settlement charges, and lapping costs associated with the outsourcing of certain information technology, accounting and payroll services in the U.S.

Unallocated Closures and Impairments

Unallocated closures and impairments for the 2013 quarter and year to date represents Little Sheep impairment. (See Note 4.)

Other Unallocated

The decrease in Other unallocated for the quarter was driven by lapping higher refranchising gains, partially offset by lapping foreign exchange losses.

The year to date decrease in Other unallocated was driven by lapping higher refranchising gains.

Interest Expense, Net

The decrease in Interest expense, net for quarter and year to date was driven by interest income from higher short term investment balances and lower interest rates on average borrowings in 2014.

Income Tax Provision

Our third quarter and year to date effective tax rates were lower than the prior year primarily due to the impact of lapping the $222 million non-cash impairment of Little Sheep goodwill, which resulted in no related tax benefit, and lapping the unfavorable impact of increasing prior year unrecognized tax benefits related to a dispute with the IRS regarding a valuation of intangibles. This dispute was settled in the quarter ended September 6, 2014, which is discussed in further detail in Note 7. The third quarter 2014 effective tax rate was lower than our full year expected tax rate primarily due to a change in the estimated cost of repatriating foreign earnings. The Company’s full year effective tax rate is now expected to be between 25% and 26%.

Potential Little Sheep Impairment

In the quarter ended September 7, 2013, as discussed further in our 2013 Form 10-K, we recorded impairment charges related to the Little Sheep trademark and goodwill. The inputs used in determining the fair values of the Little Sheep trademark and reporting unit in 2013 for purposes of calculating these impairment charges assumed increases in average-unit sales volumes and profit levels that would support future new unit development of the concept. Through the first three quarters of 2014, Little Sheep sales and profits have been below the amounts assumed in the 2013 fair value determinations.

Our accounting policies require us to review our goodwill and indefinite-lived intangible assets, including the Little Sheep trademark, for impairment on an annual basis in the fourth quarter or more often if an event occurs or circumstances change that indicate impairment might exist. If the negative Little Sheep business trends continue, it may result in a determination that the fair value of the Little Sheep trademark, reporting unit or both are currently less than their carrying value, requiring us to record further impairment in the fourth quarter of 2014. If such determination were made, we anticipate that any non-cash impairment would be recorded as a Special Item within our Financial Statements.

Liquidity and Capital Resources

Liquidity

Net cash provided by operating activities was $1,612 million in 2014 versus $1,553 million in 2013. The increase was primarily driven by higher operating profit before Special Items, partially offset by higher income tax payments.

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

Net cash used in investing activities was $920 million in 2014 versus $587 million in 2013. The increase was primarily driven by higher short-term investments and lower refranchising proceeds, partially offset by lapping the acquisition of restaurants in Turkey.

We invested $655 million in capital spending, including $336 million in China, $179 million in the KFC Division, $35 million in the Pizza Hut Division, $89 million in the Taco Bell Division and $10 million in India.

Net cash used in financing activities was $586 million in 2014 versus $975 million in 2013. The decrease was primarily driven by higher borrowings on our revolving credit facility.

We repurchased shares of our Common Stock for $510 million.  As of September 6, 2014, we had remaining capacity to repurchase up to $443 million (excluding applicable transaction fees) of our outstanding Common Stock under the November 2013 authorization. See Note 3.

We paid cash dividends of $490 million.  Additionally, on September 10, 2014 our Board of Directors approved an 11% increase in the quarterly dividend including a cash dividend of $0.41 per share of Common Stock, to be distributed on November 7, 2014 to shareholders of record at the close of business on October 17, 2014.  With the increased dividend, the Company now targets an ongoing annual dividend payout ratio of 40% to 45% of net income, before Special Items.

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

As of September 6, 2014, our unused Credit Facility totaled $0.8 billion net of outstanding letters of credit of $56 million and outstanding borrowings of $397 million. The interest rate for borrowings under the Credit Facility ranges from 1.00% to 1.75% over the London Interbank Offered Rate. The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements as of September 6, 2014 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under the Credit Facility.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2014 through 2043 and interest rates ranging from 2.38% to 6.88%.  These notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at September 6, 2014. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes if such acceleration is not annulled, or such indebtedness is not discharged, within 30 days after notice.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

See Note 11 for details of recently adopted accounting pronouncements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. ASU 2014-09 is effective for the Company in our first quarter of fiscal 2017 with no early adoption permitted. The standard allows for either a full retrospective or modified retrospective transition method. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 is effective for the Company in our first quarter of fiscal 2017, with early adoption permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 6, 2014 to the disclosures made in Item 7A of the Company’s 2013 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 6, 2014.

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

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of September 6, 2014, the related condensed consolidated statements of income and comprehensive income for the quarters and years to date ended September 6, 2014 and September 7, 2013, and the related condensed consolidated statements of cash flows for the years to date ended September 6, 2014 and September 7, 2013. These interim condensed consolidated financial statements are the responsibility of YUM’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 28, 2013, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity, for the year then ended (not presented herein); and in our report dated February 18, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
October 14, 2014

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 6, 2014 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
6/15/14-7/12/14	514	$81.22	514	$611

7/13/14-8/9/14	2,308	$72.88	2,308	$443

8/10/14-9/6/14	—	$—	—	$443
Total	2,822	$74.40	2,822	$443

In November 2013, our Board of Directors authorized share repurchases through May 2015 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended September 6, 2014, all share repurchases were made under this authorization.

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

YUM! BRANDS, INC.
(Registrant)

Date:	October 14, 2014	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)