Form 10-K
period 2014-12-27
YUM BRANDS INC
filed 2015-02-17
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[•]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 27, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):  Large accelerated filer:  [✓] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No ✓

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 14, 2014 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $34,800,000,000.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 10, 2015 was 433,115,252 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 1, 2015 are incorporated by reference into Part III.

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

As of December 27, 2014, YUM consists of five operating segments:

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

Prior to 2014, our reporting segments consisted of Yum Restaurants International ("YRI"), the United States, China and India. In the first quarter of 2014 we changed our management reporting structure to align our global operations outside of China and India by brand. As a result, our YRI and United States reporting segments were combined, and we began reporting this information by three new reporting segments: KFC Division, Pizza Hut Division and Taco Bell Division. China and India remain separate reporting segments. This new structure is designed to drive greater global brand focus, enabling us to more effectively share know-how and accelerate growth. While our consolidated results have not been impacted, we have restated our comparable segment information for consistent presentation.

Operating segment information for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 and in the related Consolidated Financial Statements in Part II, Item 8.

Narrative Description of Business

General

YUM has over 41,000 restaurants in more than 125 countries and territories.  Primarily through the three concepts of KFC, Pizza Hut and Taco Bell (the “Concepts”), the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items.  Units are operated by a Concept or by independent franchisees or licensees under the terms of franchise or license agreements.  Franchisees can range in size from individuals owning just one restaurant to large publicly traded companies.

The China Division, based in Shanghai, China, comprises 6,715 units, primarily Company-owned KFCs and Pizza Huts.  In 2014, the China Division recorded revenues of approximately $6.9 billion and Operating Profit of $713 million. On February 1, 2012, we acquired a controlling interest in Little Sheep Group Limited ("Little Sheep"), a casual dining concept headquartered in Inner Mongolia, China. See Note 4 for details. The Company also owns non-controlling interests in Chinese entities who operate in a manner similar to franchisees and a meat processing entity that supplies lamb to the Little Sheep business. The KFC Division comprises 14,197 units, operating in 115 countries outside China and India and recorded revenues of approximately $3.2 billion and Operating Profit of $708 million in 2014. The Pizza Hut Division has 13,602 units, operating in 87 countries outside China and India and recorded revenues of approximately $1.1 billion and Operating Profit of $295 million in 2014. The Taco Bell Division comprises 6,199 units, operating in 20 countries outside of India, and recorded revenues of approximately $1.9 billion and Operating Profit of $480 million in 2014. The India Division, based in Delhi, India comprises 833 units. In 2014, India recorded revenues of $141 million and an Operating Loss of $9 million.

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

The franchise programs of the Company are designed to promote consistency and quality, and the Company is selective in granting franchises.  Under standard franchise agreements, franchisees supply capital – initially by paying a franchise fee to YUM, by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business.  Franchisees contribute to the Company’s revenues on an ongoing basis through the payment of royalties based on a percentage of sales.

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

•
KFC operates in 120 countries and territories throughout the world.  As of year end 2014, KFC had 4,828 units in China, 395 units in India and 14,197 units within the KFC Division.  77 percent of the China units, 51 percent of the India units and 9 percent of the units outside China and India are Company-owned.

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

•
Pizza Hut operates in 92 countries and territories throughout the world. As of year end 2014, Pizza Hut had 1,572 units in China, 431 units in India and 13,602 units within the Pizza Hut Division. Nearly 100 percent of the China units, none of the India units and 6 percent of the units outside China and India are Company-owned.

•
Pizza Hut operates in the delivery, carryout and casual dining segments around the world. Outside of the U.S., Pizza Hut often uses unique branding to differentiate these segments. Additionally, a growing percentage of Pizza Hut's customer orders are being generated digitally.

•
Pizza Hut features a variety of pizzas which are marketed under varying names.  Each of these pizzas is offered with a variety of different toppings suited to local preferences and tastes.  Many Pizza Huts also offer pasta and chicken wings, including nearly 5,700 stores offering wings under the brand WingStreet, primarily in the U.S. Outside the U.S., Pizza Hut casual dining restaurants offer a variety of core menu products other than pizza, which are typically suited to local preferences and tastes. Pizza Hut units feature a distinctive red roof logo on their signage.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold.

•
Taco Bell operates in 21 countries and territories throughout the world. As of year end 2014, there were 6,199 Taco Bell units within the Taco Bell Division, primarily in the U.S., and 7 units in India.  15 percent of the units within the Taco Bell Division and 100 percent of the India units are Company-owned.

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, quesadillas, salads, nachos and other related items.  In 2014, Taco Bell rolled out breakfast items in its U.S. stores. Taco Bell units feature a distinctive bell logo on their signage.

Restaurant Operations

Through its Concepts, YUM develops, operates, franchises and licenses a worldwide system of both traditional and non-traditional Quick Service Restaurants ("QSR").  Traditional units feature dine-in, carryout and, in some instances, drive-thru or delivery services.  Non-traditional units, which are typically licensed outlets, include express units and kiosks which have a more limited menu, usually generate lower sales volumes and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

Restaurant management structure varies by Concept and unit size.  Generally, each Concept-owned restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant.  Most of the employees work on a part-time basis.  Each Concept issues detailed manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for all aspects of restaurant operations, including food safety and quality, food handling and product preparation procedures, equipment maintenance, facility standards and accounting control procedures.  The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our proprietary systemwide program for training, measuring and rewarding employee performance against key customer measures.  CHAMPS is intended to align the operating processes of our entire system around one core set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Coaches.  Area Coaches typically work with approximately six to twelve restaurants.  Various senior operators visit restaurants from time to time to promote adherence to system standards and mentor restaurant team members.

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

China Division In China, we partner with approximately 600 independent suppliers, mostly China-based, providing a wide range of products. The Company, along with multiple independently owned and operated distributors, utilizes approximately 20 logistic centers to distribute restaurant products to our Company and franchise stores. We also own a seasoning facility and a non-controlling interest in a meat processing facility in Inner Mongolia, both of which supply products to our Little Sheep business, as well as third-party customers.

Other Divisions  In the U.S., the Company, along with the representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, are members of Restaurant Supply Chain Solutions, LLC (“RSCS"), which is responsible for purchasing certain restaurant products and equipment.  The core mission of RSCS is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment.  This arrangement combines the purchasing power of the Company-owned and franchisee restaurants which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function.  The Company also believes that RSCS fosters closer alignment of interests and a stronger relationship with its franchisee community.

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third-party distribution companies.  In the U.S., McLane Company, Inc. (“McLane”) is the exclusive distributor for the majority of items used in Company-owned restaurants and for a substantial number of franchisee and licensee stores.  The Company entered into an agreement with McLane effective January 1, 2011 relating to distribution to Company-owned restaurants.  This agreement extends through December 31, 2016 and generally restricts Company-owned restaurants from using alternative distributors for most products.

Outside the U.S., we and our franchisees use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors. We have approximately 3,000 suppliers, including U.S.-based suppliers that export to many countries.

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

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7 and the Consolidated Statements of Cash Flows in Part II, Item 8.

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

Research and Development (“R&D”)

The Company operates R&D facilities in Shanghai, China (China Division); Plano, Texas (KFC and Pizza Hut Divisions); Irvine, California (Taco Bell Division); Louisville, Kentucky (KFC U.S.) and several other locations outside the U.S.  The Company expensed $30 million, $31 million and $30 million in 2014, 2013 and 2012, respectively, for R&D activities.  From time to time, independent suppliers also conduct research and development activities for the benefit of the YUM system.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2014, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Operations.  The Company and its U.S. operations are subject to various federal, state and local laws affecting its business, including laws and regulations concerning information security, labor, health, sanitation and safety.  Each of the Concepts’ restaurants in the U.S. must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety, fire and zoning agencies in the state and/or municipality in which the restaurant is located.  In addition, each Concept must comply with various state and federal laws that regulate the franchisor/franchisee relationship.  To date, the Company has not been materially adversely affected by such licensing and regulation or by any difficulty, delay or failure to obtain required licenses or approvals.

International, China and India Operations.  The Company’s restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting U.S. restaurants.  The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and corruption laws.

See Item 1A "Risk Factors" for a discussion of risks relating to federal, state, local and international regulation of our business.

Employees

As of year end 2014, the Company and its Concepts employed approximately 537,000 persons, approximately 87 percent of whom were part-time.    The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company and its Concepts consider their employee relations to be good.

Financial Information about Geographic Areas

Financial information about our significant geographic areas is incorporated herein by reference from the related Consolidated Financial Statements in Part II, Item 8.

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

A significant and growing portion of our restaurants are located, and our revenues and profits originate, in China.  As a consequence, our financial results are increasingly dependent on our results in China, and our business is increasingly exposed to risks there.  These risks include changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), consumer preferences, taxation (including income and non-income based tax rates and laws) and the regulatory environment, as well as increased media scrutiny of our business and industry and increased competition.  In addition, our results of operations in China and the value of our Chinese assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

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

In addition, our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  More specifically, an increase in the value of the U.S. Dollar relative to other currencies, such as the Australian Dollar, the British Pound, the Canadian Dollar and the Euro, as well as currencies in certain emerging markets, such as the Russian Ruble, could have an adverse effect on our reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

We receive and maintain certain personal financial and other information about our customers and employees. The use of this information is regulated by evolving and increasingly demanding laws, as well as by certain third-party contracts. If our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident or our employees, franchisees or vendors fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our restaurant operations and results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure.

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

Our growth strategy depends in large part on our ability to increase our net restaurant count in markets outside the U.S., especially China and other emerging markets.  The successful development of new units will depend in large part on our ability and the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants on a profitable basis.  We cannot guarantee that we, or our Concepts’ franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably.  Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants.  Other risks which could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our Concepts’ franchisees’, ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified personnel and meet construction schedules.

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

From time to time we are involved in a number of legal proceedings, which include consumer, employment, tort, patent, securities, derivative and other litigation (see the discussion of Legal Proceedings in Note 18 to the consolidated financial statements included in Item 8 of this Report). We are currently a defendant in cases containing class action allegations in which the plaintiffs have brought claims under federal and state wage and hour, disability and other laws. We are also currently a defendant in securities and derivative lawsuits alleging inadequate disclosures in violation of federal securities laws. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated.  Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact reported earnings.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.

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

•
The U.S. Fair Labor Standards Act, which governs matters such as minimum wages, overtime and other working conditions, as well as family leave mandates and a variety of similar state laws that govern these and other employment law matters.

•
Anti-bribery and corruption laws and regulations, such as the Foreign Corrupt Practices Act, the UK Bribery Act and similar laws, which are the subject of increasing scrutiny and enforcement around the world.

•	Laws and regulations in government-mandated health care benefits such as the Patient Protection and Affordable Care Act.

•	Laws relating to state and local licensing.

•
Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws prohibiting the use of certain “hazardous equipment” by employees younger than the age of 18 years of age, and fire safety and prevention.

•	Laws and regulations relating to union organizing rights and activities.

•	Laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud.

•	Environmental regulations.

•	Federal and state immigration laws and regulations in the U.S.

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

A significant percentage of our profit is earned outside the U.S. and taxed at lower rates than the U.S. statutory rates.  Historically, the cash we generate outside the U.S. has principally been used to fund our international development. However, if the cash generated by our U.S. business is not sufficient to meet our need for cash in the U.S., we may need to repatriate a greater portion of our international earnings to the U.S. in the future.  We are required to record U.S. income tax expense in our financial statements at the point in time when our management determines that such funds are not permanently invested outside the U.S. This could cause our worldwide effective tax rate to increase materially.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. We are also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to such income and non-income based taxes inside and outside of the U.S. These reviews could include challenges of our methodologies for transfer pricing. If the IRS or another taxing authority disagrees with our tax positions, we could face additional tax liability, including interest and penalties.  Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2014 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2014, the Company’s Concepts owned approximately 900 units and leased land, building or both for approximately 7,775 units worldwide.  These units are further detailed as follows:

•	The China Division leased land, building or both in approximately 5,425 units.

•	The KFC Division owned approximately 250 units and leased land, building or both in approximately 1,075 units.

•	The Pizza Hut Division owned approximately 75 units and leased land, building or both in approximately 725 units.

•	The Taco Bell Division owned approximately 550 units and leased land, building or both in approximately 375 units.

•	The India Division leased land, building or both in approximately 200 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 15 years and generally do not have renewal options.  Historically, the Company has either been able to renew its China Division leases or enter into competitive leases at replacement sites without a significant impact on our operations, cash flows or capital resources. Company-owned restaurants in the U.S. with leases are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with shorter renewal options.  Company-owned restaurants outside of China and the U.S. with leases have initial lease terms and renewal options that vary by country. The Company currently has land, buildings or both in approximately 875 units, not included in the property counts above, that it leases or subleases to franchisees, principally in the U.S., U.K., China and Mexico.

The China Division leases their corporate headquarters and research facilities in Shanghai, China. The KFC Division and Pizza Hut Division corporate headquarters and a KFC and Pizza Hut research facility in Plano, Texas are owned by Pizza Hut.  Taco Bell leases its corporate headquarters and research facility in Irvine, California. The YUM corporate headquarters and a KFC research facility in Louisville, Kentucky are owned by the Company.  Additional information about the Company’s properties is included in the Consolidated Financial Statements in Part II, Item 8.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

The Company is subject to various lawsuits covering a variety of allegations. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company include, but are not limited to, claims from franchisees, suppliers, employees, customers and others related to operational, contractual or employment issues as well as claims that the Company has infringed on third party intellectual property rights. In addition, the Company brings claims from time-to-time relating to infringement of, or challenges to, our intellectual property, including registered marks. Finally, as a publicly-traded company, disputes arise from time to time with our shareholders, including allegations that the Company breached federal securities laws or that officers and/or directors breached fiduciary duties. Descriptions of current specific claims and contingencies appear in Note 18, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, which Note is incorporated by reference into this item.

Item 4.	Mine Safety Disclosures.

Not applicable

Executive Officers of the Registrant

The executive officers of the Company as of February 17, 2015, and their ages and current positions as of that date are as follows:

David C. Novak, 62, is Executive Chairman of the Board of YUM.  He has served in this position since January 2015. Prior to this position, he served as Chairman of the Board and Chief Executive Officer of YUM from January 2001 to December 2014.

Greg Creed, 57, is Chief Executive Officer of YUM. He has served in this position since January 2015.  He served as Chief Executive Officer of Taco Bell Division from January 2014 to December 2014 and as Chief Executive Officer of Taco Bell U.S. from 2011 to December 2013. Prior to this position, Mr. Creed served as President and Chief Concept Officer of Taco Bell U.S., a position he held beginning in December 2006.

Jing-Shyh S. Su, 62, is Vice-Chairman of the Board of YUM and Chairman and Chief Executive Officer of YUM Restaurants China.  He has served in this position since May 2010. He has served as Vice-Chairman of the Board of YUM since March 2008, and he served as President of YUM China from 1997 to May 2010.

Jonathan D. Blum, 56, is Senior Vice President, Chief Public Affairs Officer and Global Nutrition Officer of YUM.  He has served as Senior Vice President and Chief Public Affairs Officer since July 1997. In March of 2012, his title and job responsibilities were expanded to include Global Nutrition Officer.

Anne P. Byerlein, 56, is Chief People Officer of YUM.  She has served in this position since December 2002.

Christian L. Campbell, 64, is Senior Vice President, General Counsel, Secretary and Chief Franchise Policy Officer of YUM.  He has served as Senior Vice President, General Counsel and Secretary since September 1997 and Chief Franchise Policy Officer since January 2003.

Roger Eaton, 54, is President of KFC Division and Chief Operations Officer of YUM.  He has served as President of KFC Division since January 2014 and as Chief Operations Officer of YUM since November 2011.  Prior to these positions, Mr. Eaton served as Chief Executive Officer of KFC U.S. and YUM Operational Excellence Officer from February 2011 to November 2011. He was President and Chief Concept Officer of KFC U.S. from June 2008 to February 2011.

David Gibbs, 51, is Chief Executive Officer of Pizza Hut Division. He has served in this position since January 2015. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December 2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Patrick Grismer, 53, is Chief Financial Officer of YUM. He has served in this position since May 2012. Prior to this position, Mr. Grismer served as Chief Planning and Control Officer of YUM, a position he held beginning January 2011. Mr. Grismer served as Chief Financial Officer of YRI from June 2008 to January 2011.

Brian Niccol, 40, is Chief Executive Officer of Taco Bell Division, a position he has held since January 2015.  From January 2014 to December 2014, Mr. Niccol served as President of Taco Bell Division. From May 2013 to December 2013 Mr. Niccol served as President of Taco Bell U.S. Mr. Niccol served as Chief Marketing and Innovation Officer of Taco Bell U.S. from October 2011 to April 2013.  Prior to this position, he served as General Manager of Pizza Hut U.S. from February 2011 to September 2011.  From September 2007 to January 2011 he was Chief Marketing Officer of Pizza Hut U.S.

Muktesh Pant, 60, is Chief Executive Officer of KFC Division. He has served in this position since January 2014. Prior to this position he served as Chief Executive Officer of YRI from December 2011 to December 2013.  Mr. Pant served as President of YRI from May 2010 to December 2011 and as President of Global Brand Building for YUM from February 2009 to December 2011.  He served as Chief Marketing Officer of YRI from July 2005 to May 2010.

David E. Russell, 45, is Vice President, Finance and Corporate Controller of YUM. He has served in this position since December 2012. He has been Vice President and Corporate Controller since February 2011. Effective December 2012, his duties and title were expanded to include Vice President, Finance. From November 2010 to February 2011, Mr. Russell served as Vice President, Controller-Designate.  From January 2008 to November 2010, he served as Vice President and Assistant Controller.

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

2014
Quarter	High	Low	Dividends Declared
First	$77.40	$66.16	$0.37
Second	79.99	73.20	0.37
Third	83.29	69.40	—
Fourth	78.36	67.23	0.82

2013
Quarter	High	Low	Dividends Declared
First	$70.20	$62.08	$0.335
Second	73.52	64.15	0.335
Third	74.82	68.10	—
Fourth	78.30	65.17	0.74

In 2014, the Company declared two cash dividends of $0.37 per share and two cash dividends of $0.41 per share of Common Stock, one of which had a distribution date of February 6, 2015.  In 2013, the Company declared two cash dividends of $0.335 per share and two cash dividends of $0.37 per share of Common Stock, one of which had a distribution date of February 7, 2014.  The Company targets an annual dividend payout ratio of 40% to 45% of net income.

As of February 10, 2015, there were 58,368 registered holders of record of the Company’s Common Stock.

Issuer Purchases of Equity Securities

The following table provides information as of December 27, 2014 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 10	—	$—	—	$443
9/7/14 - 10/4/14
Period 11	1,836	$68.53	1,836	$317
10/5/14 - 11/1/14
Period 12	871	$73.73	871	$1,253
11/2/14 - 11/29/14
Period 13	1,689	$71.02	1,689	$1,133
11/30/14 - 12/27/14
Total	4,396	$70.52	4,396	$1,133

On November 22, 2013, our Board of Directors authorized share repurchases through May 2015 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. On November 20, 2014, our Board of Directors authorized additional share repurchases through May 2016 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 27, 2014, we have remaining capacity to repurchase up to $1.1 billion of Common Stock under these authorizations.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 24, 2009 to December 26, 2014, the last trading day of our 2014 fiscal year.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 24, 2009 and that all dividends were reinvested.

YUM!
S&P 500
S&P 500 CD
300.00
250.00
200.00
150.00
100.00
50.00

	12/24/2009	12/23/2010	12/30/2011	12/28/2012	12/27/2013	12/26/2014
YUM!	$100	$143	$174	$194	$226	$228
S&P 500	$100	$114	$116	$133	$178	$206
S&P Consumer Discretionary	$100	$127	$134	$163	$235	$260

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2014	2013	2012	2011(h)	2010
Income Statement Data
Revenues
Company sales	$11,324	$11,184	$11,833	$10,893	$9,783
Franchise and license fees and income	1,955	1,900	1,800	1,733	1,560
Total	13,279	13,084	13,633	12,626	11,343
Closures and impairment income (expenses)(a)	(535)	(331)	(37)	(135)	(47)
Refranchising gain (loss)(b)	33	100	78	(72)	(63)
Operating Profit(c)	1,557	1,798	2,294	1,815	1,769
Interest expense, net(c)	130	247	149	156	175
Income before income taxes	1,427	1,551	2,145	1,659	1,594
Net Income – including noncontrolling interest	1,021	1,064	1,608	1,335	1,178
Net Income – YUM! Brands, Inc.	1,051	1,091	1,597	1,319	1,158
Basic earnings per common share	2.37	2.41	3.46	2.81	2.44
Diluted earnings per common share	2.32	2.36	3.38	2.74	2.38
Diluted earnings per common share before Special Items(c)	3.09	2.97	3.25	2.87	2.53
Cash Flow Data
Provided by operating activities	$2,049	$2,139	$2,294	$2,170	$1,968
Capital spending, excluding acquisitions and investments	1,033	1,049	1,099	940	796
Proceeds from refranchising of restaurants	114	260	364	246	265
Repurchase shares of Common Stock	820	770	965	752	371
Dividends paid on Common Stock	669	615	544	481	412
Balance Sheet Data
Total assets	$8,345	$8,695	$9,013	$8,834	$8,316
Long-term debt	3,077	2,918	2,932	2,997	2,915
Total debt	3,344	2,989	2,942	3,317	3,588
Other Data
Number of stores at year end
Company	8,664	8,097	7,544	7,403	7,238
Unconsolidated Affiliates	757	716	660	587	525
Franchisees & licensees	32,125	31,420	30,733	29,056	29,998
System	41,546	40,233	38,937	37,046	37,761
China system sales growth(d)
Reported	1%	(1)%	23%	35%	18%
Local currency(e)	1%	(4)%	20%	29%	17%
KFC Division system sales growth(d)(f)
Reported	2%	—%	2%	9%	N/A
Local currency(e)	6%	3%	6%	4%	N/A
Pizza Hut Division system sales growth(d)(f)
Reported	—%	—%	2%	5%	N/A
Local currency(e)	1%	1%	5%	2%	N/A
Taco Bell Division system sales growth(d)(f)
Reported	4%	4%	7%	1%	N/A
Local currency(e)	4%	4%	9%	(1)%	N/A
India system sales growth(d)(g)
Reported	(1)%	11%	13%	36%	43%
Local currency(e)	3%	20%	29%	35%	36%
Shares outstanding at year end	434	443	451	460	469
Cash dividends declared per Common Share	$1.56	$1.41	$1.24	$1.07	$0.92
Market price per share at year end	$73.14	$73.87	$64.72	$59.01	$49.66

(a)
Closures and impairment income (expense) includes $463 million and $295 million of Little Sheep impairment losses in 2014 and 2013 respectively, (See Note 4). Additionally, 2011 included $80 million of net losses related to the divestitures of the Long John Silver's and A&W All American Food Restaurants brands.

(b)
See Note 4 for discussion of Refranchising gain (loss) for fiscal years 2014, 2013 and 2012. Fiscal year 2011 included a charge of $76 million as a result of our decision to refranchise or close all of our remaining Company-owned Pizza Hut UK dine-in restaurants. Fiscal year 2010 included a $52 million loss on the refranchising of our Mexico equity market.

(c)
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this document, the Company has provided non-GAAP measurements which present operating results on a basis before Special Items.

The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present results, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

2014, 2013 and 2012 Special Items are described in further detail within our Management's Discussion and Analysis of Financial Condition and Results of Operations. Special Items in 2011 negatively impacted Operating Profit by $187 million, primarily due to $86 million in losses and other costs relating to the Long John Silvers and A&W All American Food divestitures and $76 million in losses as a result of our decision to refranchise or close all of our remaining Company-owned Pizza Hut UK dine-in restaurants. Special Items in 2010 negatively impacted Operating Profit by $77 million, primarily due to $59 million in refranchising losses for equity markets outside the U.S. and U.S. refranchising net losses of $18 million. Special items above resulted in cumulative net tax benefits of $123 million and $7 million in 2011 and 2010, respectively.

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

(f)
In the first quarter of 2014, we changed our management reporting structure to align our global operations outside of China and India. We have restated our comparable segment information back to 2010. Since 2009 was not restated, system sales growth in 2010 is not readily available.

(g)
Effective the beginning of 2014, results from our 28 Mauritius stores are included in KFC and Pizza Hut Divisions as applicable. While there was no impact to our consolidated results, this change negatively impacted India's 2014 reported and local currency system sales growth by 10% and 11%, respectively.

(h)
Fiscal years 2014, 2013, 2012 and 2010 include 52 weeks and fiscal year 2011 includes 53 weeks. Our fiscal calendar results in a 53rd week every five or six years. This impacts all of our U.S. businesses and certain of our international businesses that report on a period, as opposed to a monthly, basis within our global brand divisions. Our China and India Divisions report on a monthly basis and thus did not have a 53rd week in 2011.

The estimated impacts of the 53rd week on Company sales, Franchise and license fees and income and Operating Profit in 2011 were increases of $72 million, $19 million and $25 million, respectively. The $25 million Operating Profit benefit was offset throughout 2011 by investments, including franchise development incentives, as well as higher-than-normal spending, such as restaurant closures within our global brand divisions.

The selected financial data should be read in conjunction with the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements (“Financial Statements”) and the Forward-Looking Statements and the Risk Factors set forth in Item 1A.

YUM! Brands, Inc. (“YUM” or the “Company”) operates, franchises or licenses a worldwide system of over 41,000 restaurants in more than 125 countries and territories operating primarily under the KFC, Pizza Hut or Taco Bell (collectively the "Concepts") brands. These three Concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively.  Of the over 41,000 restaurants, 21% are operated by the Company and 79% are operated by franchisees, licensees or unconsolidated affiliates.

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

As of December 27, 2014, YUM consists of five operating segments:

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

Prior to 2014, our reporting segments consisted of Yum Restaurants International ("YRI"), the United States, China and India. In the first quarter of 2014 we changed our management reporting structure to align our global operations outside of China and India by brand. As a result, our YRI and United States reporting segments were combined, and we began reporting this information by three new reporting segments: KFC Division, Pizza Hut Division and Taco Bell Division. China and India remain separate reporting segments. This new structure is designed to drive greater global brand focus, enabling us to more effectively share know-how and accelerate growth. While our consolidated results have not been impacted, we have restated our comparable segment information for consistent presentation.

Our ongoing earnings growth model targets a 10% earnings per share ("EPS") growth rate, which is based on our ongoing Operating Profit growth targets of 15% in China, 10% for our KFC Division, 8% for our Pizza Hut Division and 6% for our Taco Bell Division. While we believe India is a significant long-term growth driver, our ongoing earnings growth model currently assumes no impact from India growth. See the Division discussions within the Results of Operations of this MD&A for further details of our Divisional growth models.

2015 EPS, prior to Special Items, is expected to grow at least 10%, consistent with our ongoing targeted growth rate. This includes an expected negative impact of approximately $75 million from foreign currency translation.

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•
The Company provides certain percentage changes excluding the impact of foreign currency translation (“FX” or “Forex”).  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

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

•
Same-store sales growth is the estimated percentage change in sales of all restaurants that have been open and in the YUM system one year or more. The impact of same-store sales growth on both our Company-owned store results and Franchise and license fees and income is described elsewhere in this MD&A.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago and exclude the impact of Special Items.  All system sales growth and Operating Profit comparisons exclude the impact of foreign currency.

2014 diluted EPS increased by 4% to $3.09 per share as our China Division, which is our largest profit contributor, had its sales and profits significantly impacted by adverse publicity in July surrounding improper food handling practices by a former supplier.

Specifically, on July 20, 2014, an undercover report was televised in China depicting improper food handling practices by supplier Shanghai Husi, a division of OSI, which is a large, global supplier to many in the restaurant industry. This triggered extensive news coverage in China that shook consumer confidence and impacted brand usage. Subsequently, the Shanghai FDA (SFDA) launched an investigation into this matter, alleging illegal activity by OSI. Upon learning of these events we terminated our relationship with OSI globally with minimal disruption to our menu offerings in China. Even though OSI was a minor supplier, sales at KFC and Pizza Hut were disproportionately impacted given our category-leading positions. Since July 21st, China Division has experienced a significant, negative impact to sales and profits at both KFC and Pizza Hut.

Prior to that incident, YUM experienced a strong first half of the year with China Division Operating Profit increasing 113% and EPS increasing 27% through the first two quarters of 2014. At that point the Company believed it was well on its way to recovering from a 9% EPS decline in 2013, which was driven by declines in KFC China sales and profits due to intense media surrounding an investigation by the SFDA into our poultry supply management that began in December 2012, coupled with additional intense media in April 2013 surrounding Avian Flu in China.

As a result of two supplier incidents impacting KFC China sales in a relatively short period of time, the recovery at KFC China has been slower than expected with same-store sales declining 18% in the fourth quarter of 2014. Our Pizza Hut business in China, which was only impacted by the 2014 supplier incident, is recovering more quickly. China Division same-store sales and Operating Profit declined 5% and 8%, respectively, for the full year 2014.

Also during 2014:

•	KFC Division system sales and Operating Profit increased by 6% and 13%, respectively. Same store sales grew 3% and the Division opened 666 new international units.

•	Pizza Hut Division grew system sales by 1% and Operating Profit declined 13%. Same-store sales declined 1% and the Division opened 465 new international units.

•	Taco Bell Division system sales and Operating Profit increased by 4% and 5%, respectively. Same-store sales increased 3% and the Division opened 236 new units.

•	Foreign currency translation negatively impacted Operating Profit by $27 million.

•	Our effective tax rate decreased from 28.0% in 2013 to 25.5% in 2014.

Worldwide

The Consolidated Results of Operations for the years to date ended December 27, 2014, December 28, 2013 and December 29, 2012 are presented below:

	Amount			% B/(W)
	2014	2013	2012	2014		2013
Company sales	$11,324	$11,184	$11,833	1		(5)
Franchise and license fees and income	1,955	1,900	1,800	3		6
Total revenues	$13,279	$13,084	$13,633	1		(4)
Restaurant profit	$1,642	$1,683	$1,981	(2)		(15)
Restaurant Margin %	14.5%	15.0%	16.7%	(0.5)	ppts.	(1.7)	ppts.
Operating Profit	$1,557	$1,798	$2,294	(13)		(22)
Interest expense, net	130	247	149	47		(66)
Income tax provision	406	487	537	17		9
Net Income – including noncontrolling interests	1,021	1,064	1,608	(4)		(34)
Net Income (loss) – noncontrolling interests	(30)	(27)	11	(12)		NM
Net Income – YUM! Brands, Inc.	$1,051	$1,091	$1,597	(4)		(32)
Diluted EPS(a)	$2.32	$2.36	$3.38	(2)		(30)
Diluted EPS before Special Items(a)	$3.09	$2.97	$3.25	4		(9)
Reported Effective tax rate	28.5%	31.4%	25.0%
Effective tax rate before Special Items	25.5%	28.0%	25.8%

(a)	See Note 3 for the number of shares used in these calculations.

	2014	2013
System Sales Growth, reported	2%	1%
System Sales Growth, excluding FX	3%	2%

				% Increase (Decrease)
Unit Count	2014	2013	2012	2014	2013
Franchise & License	32,125	31,420	30,733	2	2
Company-owned	8,664	8,097	7,544	7	7
Unconsolidated Affiliates	757	716	660	6	8
	41,546	40,233	38,937	3	3

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Year
Detail of Special Items	2014	2013	2012
Little Sheep impairment (See Note 4)	$(463)	$(295)	$—
Gain upon acquisition of Little Sheep (See Note 4)	—	—	74
U.S. Refranchising gain (loss) (See Note 17)	6	91	$122
Pension settlement charges (See Note 4)	—	(10)	(84)
Losses associated with the refranchising of the Pizza Hut UK dine-in business (See Note 4)	—	(1)	(70)
Other Special Items Income (Expense)(a)	10	(7)	16
Special Items Income (Expense) - Operating Profit	(447)	(222)	58
Losses related to the extinguishment of debt - Interest Expense, net (See Note 4)	—	(118)	—
Special Items Income (Expense) before income taxes	(447)	(340)	58
Tax Benefit (Expense) on Special Items(b)	72	41	1
Special Items Income (Expense), net of tax - including noncontrolling interests	(375)	(299)	59
Special Items Income (Expense), net of tax - noncontrolling interests	26	19	—
Special Items Income (Expense), net of tax - YUM! Brands, Inc.	$(349)	$(280)	$59
Average diluted shares outstanding	453	461	473
Special Items diluted EPS	$(0.77)	$(0.61)	$0.13

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$2,004	$2,020	$2,236
Special Items Income (Expense) - Operating Profit	(447)	(222)	58
Reported Operating Profit	$1,557	$1,798	$2,294

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$3.09	$2.97	$3.25
Special Items EPS	(0.77)	(0.61)	0.13
Reported EPS	$2.32	$2.36	$3.38

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	25.5%	28.0%	25.8%
Impact on Tax Rate as a result of Special Items(b)	3.0%	3.4%	(0.8)%
Reported Effective Tax Rate	28.5%	31.4%	25.0%

(a)
Other Special Items Income (Expense) in 2014 primarily includes gains of $7 million from real estate sales related to our previously refranchised Mexico business. In connection with the refranchising of stores in the U.S., we have taken several measures to transform our U.S. business, including G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs). Other Special Items Income (Expense) in 2013 primarily includes charges relating to these U.S. G&A productivity initiatives and realignment of resources of $5 million as well as $2 million of costs recorded in G&A that were part of the $120 million charge related to the extinguishment of debt. Other Special Items Income (Expense) in 2012 primarily includes the depreciation reduction from the Pizza Hut UK and KFC U.S. restaurants impaired upon our decision or offer to refranchise that remained Company stores for some or all of the period presented of $13 million and $3 million, respectively, gains from real estate sales related to our previously refranchised Mexico business of $3 million and charges relating to U.S. G&A productivity initiatives and realignment of resources of $5 million.

(b)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

China Division

The China Division has 6,715 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company is focused on rapidly adding KFC and Pizza Hut Casual Dining restaurants and accelerating the development of Pizza Hut Home Service (home delivery). Our ongoing earnings growth model in China includes low double-digit percentage unit growth, mid-single digit same-store sales growth and moderate margin improvement, which we expect to drive annual Operating Profit growth of 15%.

See the Results of Operations Summary above for discussion of items impacting China's 2014 performance.

				% B/(W)				% B/(W)
				2014				2013
	2014	2013	2012	Reported		Ex FX		Reported		Ex FX
Company sales	$6,821	$6,800	$6,797	—		1		—		(3)
Franchise and license fees and income	113	105	101	7		7		4		2
Total revenues	$6,934	$6,905	$6,898	—		1		—		(3)

Restaurant profit	$1,009	$1,050	$1,233	(4)		(4)		(15)		(17)
Restaurant margin %	14.8%	15.4%	18.1%	(0.6)	ppts.	(0.6)	ppts.	(2.7)	ppts.	(2.7)	ppts.

G&A expenses	$391	$357	$334	(9)		(9)		(7)		(5)
Operating Profit	$713	$777	$1,015	(8)		(8)		(23)		(26)

	2014	2013
System Sales Growth, reported	1%	(1)%
System Sales Growth, excluding FX	1%	(4)%
Same-Store Sales Growth (Decline) %	(5)%	(13)%

				% Increase (Decrease)
Unit Count	2014	2013	2012	2014	2013
Company-owned	5,417	5,026	4,547	8	11
Unconsolidated Affiliates	757	716	660	6	8
Franchise & License	541	501	519	8	(3)
	6,715	6,243	5,726	8	9

	2013	New Builds	Closures	Refranchised	Acquired	2014
Company-owned	5,026	664	(195)	(79)	1	5,417
Unconsolidated Affiliates	716	56	(14)	(1)	—	757
Franchise & License	501	17	(56)	80	(1)	541
Total	6,243	737	(265)	—	—	6,715

	2012	New Builds	Closures	Refranchised	Acquired	2013
Company-owned	4,547	664	(158)	(28)	1	5,026
Unconsolidated Affiliates	660	66	(10)	—	—	716
Franchise & License	519	10	(55)	28	(1)	501
Total	5,726	740	(223)	—	—	6,243

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2014 vs. 2013
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$6,800	$358	$(322)	$(15)	$6,821
Cost of sales	(2,258)	(104)	151	4	(2,207)
Cost of labor	(1,360)	(75)	26	2	(1,407)
Occupancy and other	(2,132)	(124)	52	6	(2,198)
Restaurant profit	$1,050	$55	$(93)	$(3)	$1,009
	15.4%				14.8%

	2013 vs. 2012
Income / (Expense)	2012	Store Portfolio Actions	Other	FX	2013
Company sales	$6,797	$611	$(785)	$177	$6,800
Cost of sales	(2,312)	(190)	303	(59)	(2,258)
Cost of labor	(1,259)	(129)	62	(34)	(1,360)
Occupancy and other	(1,993)	(211)	127	(55)	(2,132)
Restaurant profit	$1,233	$81	$(293)	$29	$1,050
	18.1%				15.4%

In 2014, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were wage rate inflation of 9% and same-store sales declines of 5% which led to inefficiencies in Cost of sales, partially offset by labor efficiencies and lower advertising expense. See the Summary at the beginning of this section for discussion of China sales.

In 2013, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth and the 2012 acquisition of Little Sheep. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales declines of 12% and the impact of wage rate inflation of 7%, partially offset by restaurant operating efficiencies. See the Summary at the beginning of this section for discussion of China sales.

Franchise and License Fees and Income

In 2014, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by the impact of refranchising, partially offset by franchise same-store sales declines.

In 2013, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by refranchising and franchise net new unit development, partially offset by franchise same-store sales declines.

G&A Expenses

In 2014, the increase in G&A expenses, excluding the impact of foreign currency translation, was driven by compensation costs due to higher headcount and wage inflation.

In 2013, the increase in G&A expenses, excluding the impact of foreign currency translation, was driven by increased compensation costs due to higher headcount and wage inflation and additional G&A as a result of consolidating Little Sheep beginning in the second quarter of 2012, partially offset by lower incentive compensation costs.

Operating Profit

In 2014, the decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales declines, higher restaurant operating costs and higher G&A expenses, partially offset by net new unit growth and increased Other income due to an insurance recovery related to the 2012 poultry supply incident. See the Summary at the beginning of this section for discussion of China sales.

In 2013, the decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales declines at KFC, partially offset by the impact of net new unit growth and restaurant operating efficiencies. See the Summary at the beginning of this section for discussion of China sales.

KFC Division

The KFC Division has 14,197 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 40% of both the Division’s units and profits, respectively, as of the end of 2014. Additionally, 91% of the KFC Division units were operated by franchisees and licensees as of the end of 2014. Our ongoing earnings growth model for the KFC Division includes low-single-digit percentage net unit and same store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 10%.

				% B/(W)				% B/(W)
				2014				2013
	2014	2013	2012	Reported		Ex FX		Reported		Ex FX
Company sales	$2,320	$2,192	$2,212	6		9		(1)		1
Franchise and license fees and income	873	844	802	4		7		5		8
Total revenues	$3,193	$3,036	$3,014	5		8		1		3

Restaurant profit	$308	$277	$298	12		14		(7)		(5)
Restaurant margin %	13.3%	12.6%	13.5%	0.7	ppts.	0.7	ppts.	(0.9)	ppts.	(0.9)	ppts.

G&A expenses	$383	$391	$400	2		—		2		1
Operating Profit	$708	$649	$626	9		13		4		7

	2014	2013
System Sales Growth, reported	2%	—%
System Sales Growth, excluding FX	6%	3%
Same-Store Sales Growth %	3%	1%

				% Increase (Decrease)
Unit Count	2014	2013	2012	2014	2013
Franchise & License	12,874	12,647	12,446	2	2
Company-owned	1,323	1,257	1,166	5	8
	14,197	13,904	13,612	2	2

	2013	New Builds	Closures	Refranchised	Acquired	Other	2014
Franchise & License	12,647	553	(356)	39	(4)	(5)	12,874
Company-owned	1,257	123	(22)	(39)	4	—	1,323
Total	13,904	676	(378)	—	—	(5)	14,197

	2012	New Builds	Closures	Refranchised	Acquired	Other	2013
Franchise & License	12,446	558	(353)	58	(71)	9	12,647
Company-owned	1,166	101	(23)	(58)	71	—	1,257
Total	13,612	659	(376)	—	—	9	13,904

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2014 vs. 2013
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$2,192	$110	$79	$(61)	$2,320
Cost of sales	(766)	(43)	(26)	26	(809)
Cost of labor	(521)	(25)	(16)	10	(552)
Occupancy and other	(628)	(38)	(3)	18	(651)
Restaurant profit	$277	$4	$34	$(7)	$308
	12.6%				13.3%

	2013 vs. 2012
Income / (Expense)	2012	Store Portfolio Actions	Other	FX	2013
Company sales	$2,212	$(19)	$35	$(36)	$2,192
Cost of sales	(766)	—	(15)	15	(766)
Cost of labor	(541)	14	(1)	7	(521)
Occupancy and other	(607)	(9)	(21)	9	(628)
Restaurant profit	$298	$(14)	$(2)	$(5)	$277
	13.5%				12.6%

In 2014, the increase in Company sales associated with store portfolio actions was driven by international net new unit growth and the impact of the acquisition of restaurants in Turkey from an existing franchisee in April 2013, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were Company same-store sales growth of 4%, which was partially offset by higher restaurant operating costs in international markets.

In 2013, the decrease in Company sales and Restaurant Profit associated with store portfolio actions was driven by refranchising in the U.S., partially offset by international net new unit growth and the impact of the acquisition of restaurants in Turkey from an existing franchisee in April 2013. Significant other factors impacting Company sales and/or Restaurant profit were higher restaurant operating costs in international markets and higher commodity costs, which was offset by Company same-store sales growth of 2%.

Franchise and License Fees and Income

In 2014, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by international growth in net new units and same-store sales growth.

In 2013, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by international growth in net new units and same-store sales growth as well as U.S. refranchising initiatives.

G&A Expenses

In 2014, G&A expenses, excluding the impact of foreign currency translation, were even with prior year as the impact of higher headcount in strategic international markets, higher incentive compensation costs and the impact of the acquisition of restaurants in Turkey from an existing franchisee in April 2013 was offset by lower pension costs in 2014 including the favorable resolution of a pension issue in the UK.

In 2013, the decrease in G&A expenses, excluding the impact of foreign currency translation, was driven by lower incentive compensation costs, lapping higher U.S. litigation costs, and our U.S. refranchising initiatives, partially offset by higher headcount in international strategic growth markets.

Operating Profit

In 2014, the increase in Operating Profit, excluding the impact of foreign currency translation, was driven by growth in same-store sales and net new units, partially offset by higher restaurant operating costs in international markets.

In 2013, the increase in Operating Profit, excluding the impact of foreign currency translation, was driven by growth in same-store sales and net new units, partially offset by higher restaurant operating costs in international markets.

Pizza Hut Division

The Pizza Hut Division has 13,602 units, approximately 60% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately 20% of both units and profits for the Division as of the end of 2014. Additionally, 94% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2014. Our ongoing earnings growth model for the Pizza Hut Division includes 3 - 4 percentage points of net unit growth and low-single-digit same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 8%.

				% B/(W)				% B/(W)
				2014				2013
	2014	2013	2012	Reported		Ex FX		Reported		Ex FX
Company sales	$607	$609	$993	—		(1)		(39)		(39)
Franchise and license fees and income	541	538	517	1		2		4		5
Total revenues	$1,148	$1,147	$1,510	—		1		(24)		(24)

Restaurant profit	$50	$71	$110	(30)		(32)		(36)		(36)
Restaurant margin %	8.2%	11.7%	11.2%	(3.5)	ppts.	(3.7)	ppts.	0.5	ppts.	0.4	ppts.

G&A expenses	$246	$224	$258	(10)		(11)		13		13
Operating Profit	$295	$339	$320	(13)		(13)		6		7

	2014	2013
System Sales Growth, reported	—%	—%
System Sales Growth, excluding FX	1%	1%
Same-Store Sales Growth (Decline) %	(1)%	(1)%

				% Increase (Decrease)
Unit Count	2014	2013	2012	2014	2013
Franchise & License	12,814	12,601	12,393	2	2
Company-owned	788	732	667	8	10
	13,602	13,333	13,060	2	2

	2013	New Builds	Closures	Refranchised	Acquired	Other	2014
Franchise & License	12,601	586	(359)	6	(19)	(1)	12,814
Company-owned	732	91	(48)	(6)	19	—	788
Total	13,333	677	(407)	—	—	(1)	13,602

	2012	New Builds	Closures	Refranchised	Acquired	Other	2013
Franchise & License	12,393	612	(363)	22	(60)	(3)	12,601
Company-owned	667	80	(53)	(22)	60	—	732
Total	13,060	692	(416)	—	—	(3)	13,333

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2014 vs. 2013
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$609	$21	$(24)	$1	$607
Cost of sales	(173)	(7)	—	—	(180)
Cost of labor	(183)	(9)	4	—	(188)
Occupancy and other	(182)	(8)	—	1	(189)
Restaurant profit	$71	$(3)	$(20)	$2	$50
	11.7%				8.2%

	2013 vs. 2012
Income / (Expense)	2012	Store Portfolio Actions	Other	FX	2013
Company sales	$993	$(381)	$(6)	$3	$609
Cost of sales	(259)	88	(1)	(1)	(173)
Cost of labor	(305)	119	4	(1)	(183)
Occupancy and other	(319)	145	(8)	—	(182)
Restaurant profit	$110	$(29)	$(11)	$1	$71
	11.2%				11.7%

In 2014, the increase in Company sales associated with store portfolio actions was driven by the impact of net new unit growth, the acquisition of restaurants in the U.S. and the acquisition of restaurants in Turkey from an existing franchisee in April 2013, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales declines of 4%, commodity inflation, primarily in the U.S., and higher self-insurance costs.

In 2013, the decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by the refranchising of our remaining Company-owned Pizza Hut dine-in restaurants in the UK in the fourth quarter of 2012, partially offset by the acquisition of restaurants in Turkey from an existing franchisee in April 2013 and net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were higher restaurant operating costs, including commodity inflation primarily in the U.S., and company same-store sales declines of 1%.

Franchise and License Fees and Income

In 2014, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by net new unit growth, partially offset by same-store sales declines.

In 2013, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by the refranchising of our remaining Company-owned Pizza Hut dine-in restaurants in the UK in the fourth quarter of 2012 and net new unit growth.

G&A Expenses

In 2014, the increase in G&A expenses, excluding the impact of foreign currency translation, was driven by strategic investments in international G&A, higher litigation costs and lapping a pension curtailment gain in the first quarter of 2013 related to one of our UK pension plans, partially offset by lower pension costs in the U.S.

In 2013, the decrease in G&A expenses, excluding the impact of foreign currency translation, was driven by the refranchising of our remaining Company-owned Pizza Hut dine-in restaurants in the UK in the fourth quarter of 2012, lower incentive compensation costs and a pension curtailment gain in the first quarter of 2013 related to one of our UK pension plans, partially offset by strategic investments in international G&A.

Operating Profit

In 2014, the decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by higher G&A, same-store sales declines and higher restaurant operating costs, partially offset by net new unit growth.

In 2013, the increase in Operating Profit, excluding the impact of foreign currency translation, was driven by refranchising our remaining company-owned Pizza Hut dine-in restaurants in the UK in the fourth quarter of 2012, including lapping restaurant impairment charges, net new unit growth and lower G&A, partially offset by higher franchise and license expenses, the acquisition of restaurants in Turkey from an existing franchisee in April 2013 and higher restaurant operating costs.

Taco Bell Division

The Taco Bell Division has 6,199 units, the vast majority of which are in the U.S. The Company owns 16% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. Our ongoing earnings growth model includes 100 - 200 net new units per year and low single-digit same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 6%.

				% B/(W)				% B/(W)
				2014				2013
	2014	2013	2012	Reported		Ex FX		Reported		Ex FX
Company sales	$1,452	$1,474	$1,747	(2)		(2)		(16)		(16)
Franchise and license fees and income	411	395	362	4		4		9		9
Total revenues	$1,863	$1,869	$2,109	—		—		(11)		(11)

Restaurant profit	$274	$287	$319	(5)		(5)		(10)		(10)
Restaurant margin %	18.9%	19.5%	18.2%	(0.6)	ppts.	(0.6)	ppts.	1.3	ppts.	1.3	ppts.

G&A expenses	$185	$206	$223	10		10		7		7
Operating Profit	$480	$456	$435	5		5		5		5

	2014	2013
System Sales Growth, reported	4%	4%
System Sales Growth, excluding FX	4%	4%
Same-Store Sales Growth %	3%	3%

				% Increase (Decrease)
Unit Count	2014	2013	2012	2014	2013
Franchise & License	5,273	5,157	4,933	2	5
Company-owned	926	891	1,044	4	(15)
	6,199	6,048	5,977	2	1

	2013	New Builds	Closures	Refranchised	Acquired	Other	2014
Franchise & License	5,157	209	(90)	3	(12)	6	5,273
Company-owned	891	27	(1)	(3)	12	—	926
Total	6,048	236	(91)	—	—	6	6,199

	2012	New Builds	Closures	Refranchised	Acquired	Other	2013
Franchise & License	4,933	152	(98)	178	—	(8)	5,157
Company-owned	1,044	27	(2)	(178)	—	—	891
Total	5,977	179	(100)	—	—	(8)	6,048

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2014 vs. 2013
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$1,474	$(47)	$25	$—	$1,452
Cost of sales	(424)	14	(21)	—	(431)
Cost of labor	(419)	14	(9)	—	(414)
Occupancy and other	(344)	12	(1)	—	(333)
Restaurant profit	$287	$(7)	$(6)	$—	$274
	19.5%				18.9%

	2013 vs. 2012
Income / (Expense)	2012	Store Portfolio Actions	Other	FX	2013
Company sales	$1,747	$(283)	$10	$—	$1,474
Cost of sales	(502)	83	(5)	—	(424)
Cost of labor	(504)	88	(3)	—	(419)
Occupancy and other	(422)	78	—	—	(344)
Restaurant profit	$319	$(34)	$2	$—	$287
	18.2%				19.5%

In 2014, the decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were commodity inflation and higher food and labor costs due to the launch of breakfast in the U.S., partially offset by company same-store sales growth of 2%.

In 2013, the decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were the favorable impact of pricing, partially offset by transaction declines, promotional activities and commodity inflation. 2013 company same-store sales were even.

Franchise and License Fees and Income

In 2014, the increase in Franchise and license fees and income was driven by same-store sales growth, refranchising and net new unit growth, partially offset by franchise incentives provided in the first quarter of 2014 related to the launch of breakfast in the U.S.

In 2013, the increase in Franchise and license fees and income was driven by refranchising and same-store sales growth.

G&A Expenses

In 2014, the decrease in G&A expenses was driven by lower pension costs and lower incentive compensation costs.

In 2013 the decrease in G&A expenses was driven by lower incentive compensation costs, lapping higher litigation costs recorded in 2012 and refranchising.

Operating Profit

In 2014, the increase in Operating Profit was driven by same-store sales growth, lower G&A and net new unit growth, partially offset by higher restaurant operating costs.

In 2013, the increase in Operating Profit was driven by same-store sales growth, lower G&A and net new unit growth, partially offset by refranchising.

India Division

The India Division has 833 units, predominately KFC and Pizza Hut restaurants. While we believe India is a significant long-term growth driver, our ongoing earnings model currently assumes no impact from India growth.

				% B/(W)		% B/(W)
				2014		2013
	2014	2013	2012	Reported	Ex FX	Reported	Ex FX
Total revenues(a)	$141	$127	$102	11	16	24	36
Operating Profit (loss)	$(9)	$(15)	$(1)	39	35	NM	NM

	2014	2013
System Sales Growth, reported(a)(b)	(1)%	11%
System Sales Growth, excluding FX(a)(b)	3%	20%
Same-Store Sales Growth (Decline) %(b)	(5)%	—%

				% Increase (Decrease)
Unit Count	2014	2013	2012	2014	2013
Franchise & License	623	514	442	21	16
Company-owned	210	191	120	10	59
	833	705	562	18	25

	2013	New Builds	Closures	Refranchised	Acquired	2014
Franchise & License	514	110	(21)	20	—	623
Company-owned	191	46	(7)	(20)	—	210
Total	705	156	(28)	—	—	833

	2012	New Builds	Closures	Refranchised	Acquired	2013
Franchise & License	442	89	(11)	—	(6)	514
Company-owned	120	68	(3)	—	6	191
Total	562	157	(14)	—	—	705

(a)
Effective the beginning of 2014, results from our 28 Mauritius stores are included in KFC and Pizza Hut Divisions as applicable. Prior year units have been adjusted for comparability while division System Sales Growth, Total Revenues and Operating Profit (loss) have not been restated due to the immaterial dollar impact of this change. While there was no impact to our consolidated results, this change negatively impacted India's 2014 System Sales Growth, reported and excluding FX, by 10% and 11%, respectively. This change negatively impacted India's 2014 Total revenues by 2% and Operating Profit (loss) by $1 million.

(b)
At the beginning of fiscal 2013, we eliminated the period lag that was previously used to facilitate the reporting of our India Division’s results. Accordingly, the India Division’s 2013 results include the months of January through December 2013. Due to the immateriality of the India Division’s results we did not restate the prior year’s operating results for the elimination of this period lag. Therefore, the 2012 results continue to include the months of December 2011 through November 2012. Additionally, the table above compares these months. If we had compared like months in 2013 to 2012, India Division system sales, excluding the impact of foreign currency translation, would have been 2% higher and same-store sales would have been 1% lower versus what is shown above, respectively, for the year ended December 28, 2013.

Corporate & Unallocated

				% B/(W)
Income/(Expense)	2014	2013	2012	2014		2013
Corporate G&A	$(189)	$(207)	$(271)	9		24
Unallocated closures and impairments	(463)	(295)	$—	(57)		NM
Unallocated Refranchising gain (loss)	33	100	78	(67)		29
Other unallocated	(22)	(6)	92	(78)		NM
Interest expense, net	(130)	(247)	(149)	47		(66)
Income tax provision	(406)	(487)	(537)	17		9
Effective tax rate	28.5%	31.4%	25.0%	2.9	ppts.	(6.4)	ppts.

Corporate G&A

In 2014, the decrease in Corporate G&A was driven by lower pension costs, including lapping higher pension settlement charges, partially offset by higher legal and professional fees.

In 2013, the decrease in Corporate G&A was driven by lower pension costs, including lapping higher pension settlement charges, and lower incentive compensation costs, partially offset by higher legal and professional fees.

Unallocated Closures and Impairments

In 2014 and 2013, Unallocated closures and impairments represent Little Sheep impairment charges. See Note 4.

Unallocated Refranchising Gain (Loss)

Unallocated Refranchising gain (loss) in 2014, 2013 and 2012 is discussed in Note 4.

Other Unallocated

In 2014, Other unallocated includes higher foreign exchange losses.

In 2012, Other unallocated includes a non-cash gain of $74 million related to our acquisition of Little Sheep in 2012.

Interest Expense, Net

The decrease in interest expense, net for 2014 was driven by lapping $118 million of premiums paid and other costs related to the extinguishment of debt in 2013. The increase in 2013 versus 2012 due to this extinguishment was partially offset by lower average borrowings outstanding and lower interest rates versus 2012. See Note 4.

Income Tax Provision

In 2014, 2013 and 2012, the reported effective income tax rates were 28.5%, 31.4% and 25.0%, respectively. See Note 16 for further discussion of our income tax provision.

Consolidated Cash Flows

Net cash provided by operating activities was $2,049 million in 2014 versus $2,139 million in 2013. The decrease was primarily driven by higher income taxes paid.

In 2013, net cash provided by operating activities was $2,139 million compared to $2,294 million in 2012. The decrease was primarily due to lower Operating Profit before Special Items and higher income taxes paid, partially offset by approximately $100 million in lower pension contributions.

Net cash used in investing activities was $936 million in 2014 compared to $886 million in 2013. The increase was primarily driven by lower refranchising proceeds, partially offset by lapping the acquisition of restaurants in Turkey from an existing franchisee in April 2013.

In 2013, net cash used in investing activities was $886 million compared to $1,005 million in 2012. The decrease was primarily driven by lapping the acquisition of Little Sheep and release of related restricted cash. See Note 4.

Net cash used in financing activities was $1,114 million in 2014 compared to $1,451 million in 2013. The decrease was primarily driven by higher borrowings on our revolving credit facility.

In 2013, net cash used in financing activities was $1,451 million compared to $1,716 million in 2012. The decrease was primarily driven by lower net debt payments and lower share repurchases in 2013, partially offset by higher dividends paid on common stock and lower tax benefits from share-based compensation.

Consolidated Financial Condition

The change in our Goodwill and Intangible assets, net is primarily the result of the impairment of Little Sheep’s goodwill and trademark. See Note 4.

The changes in our Short-term borrowings and Long-term debt are primarily due to the classification of $250 million in Senior Unsecured Notes as short-term due to their September 2015 maturity date. Long-term debt is also impacted by outstanding borrowings of $416 million under our revolving credit facility as of December 27, 2014. See Note 10.

The decrease in Accumulated other comprehensive income (loss) is primarily the result of currency translation adjustment losses and net actuarial losses in our U.S. pension plans. See Note 15.

Liquidity and Capital Resources

Operating in the QSR industry allows us to generate substantial cash flows from the operations of our company-owned stores and from our extensive franchise operations which require a limited YUM investment. Net cash provided by operating activities has exceeded $1 billion in each of the last thirteen fiscal years, including over $2 billion in each fiscal year since 2011. We expect these levels of net cash provided by operating activities to continue in the foreseeable future. However, unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.

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

We generate a significant amount of cash from operating activities outside the U.S. that we have used historically to fund our international development. To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax-efficient manner. If we experience an unforeseen decrease in our cash flows from our U.S. businesses or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

We currently have investment-grade ratings from Standard & Poor’s Rating Services (BBB) and Moody’s Investors Service (Baa3). While we do not anticipate a downgrade in our credit rating, a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets cost effectively if necessary. Based on the amount and composition of our debt at December 27, 2014, our interest expense would not materially increase on a full-year basis should we receive a one-level downgrade in our ratings.

Discretionary Spending

During 2014, we invested $1,033 million in capital spending, including $525 million in China, $273 million in KFC, $62 million in Pizza Hut, $143 million in Taco Bell and $21 million in India.  For 2015, we estimate capital spending will be approximately $1.1 billion.

During the year ended December 27, 2014 we repurchased shares for $820 million. On November 22, 2013, our Board of Directors authorized share repurchases through May 2015 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. On November 20, 2014, our Board of Directors authorized additional share repurchases through May 31, 2016 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. At December 27, 2014, we had remaining capacity to repurchase up to $1.1 billion of outstanding Common Stock (excluding applicable transaction fees) under these authorizations. Shares are repurchased opportunistically as part of our regular capital structure decisions.

During the year ended December 27, 2014, we paid cash dividends of $669 million. Additionally, on November 20, 2014 our Board of Directors approved cash dividends of $0.41 per share of Common Stock that were distributed on February 6, 2015 to shareholders of record at the close of business on January 16, 2015. The Company targets an ongoing annual dividend payout ratio of 40% to 45% of net income.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017 and includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable. At December 27, 2014, our unused Credit Facility totaled $824 million net of outstanding letters of credit of $60 million and outstanding borrowings of $416 million. The interest rate for borrowings under the Credit Facility ranges from 1.0% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility depends upon our performance against specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at December 27, 2014 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2015 through 2043 and stated interest rates ranging from 3.75% to 6.88%. The notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under Senior Unsecured Notes were $2.8 billion at December 27, 2014. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

Contractual Obligations

Our significant contractual obligations and payments as of December 27, 2014 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$4,561	$395	$953	$754	$2,459
Capital leases(b)	282	20	41	40	181
Operating leases(b)	5,479	709	1,270	1,056	2,444
Purchase obligations(c)	781	587	103	69	22
Benefit plans(d)	179	38	38	34	69
Total contractual obligations	$11,282	$1,749	$2,405	$1,953	$5,175

(a)
Debt amounts include principal maturities and expected interest payments on a nominal basis.  Debt amounts exclude a fair value adjustment of $7 million related to interest rate swaps that hedge the fair value of a portion of our debt.  See Note 10.

(b)	These obligations, which are shown on a nominal basis, relate primarily to approximately 7,775 company-owned restaurants. See Note 11.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  We have excluded agreements that are cancelable without penalty.  Purchase obligations relate primarily to supply agreements, marketing, information technology, purchases of property, plant and equipment ("PP&E") as well as consulting, maintenance and other agreements.

(d)
Includes actuarially determined timing of payments from our most significant unfunded pension plan as well as scheduled payments from our deferred compensation plan. This table excludes $129 million of future benefit payments for deferred compensation and other unfunded benefit plans to be paid upon separation of employee's service or retirement from the company, as we cannot reasonably estimate the dates of these future cash payments.

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and UK.  The most significant of the U.S. plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from our other significant U.S. plan are paid by the Company as incurred (see footnote (d) above).  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time to time to improve the Plan’s funded status.  At December 27, 2014 the Plan was in a net underfunded position of $191 million.  The UK pension plans were in a net overfunded position of $57 million at our 2014 measurement date.

Subsequent to December 27, 2014, we contributed $75 million to the Plan.  We do not anticipate making any additional significant contributions to the Plan in 2015. Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumptions.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions in 2015 and beyond.

Our post-retirement plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $6 million in 2014 and no future funding amounts are included in the contractual obligations table.  See Note 13.

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

We have not included in the contractual obligations table approximately $25 million of long-term liabilities for unrecognized tax benefits relating to various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.  These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

Off-Balance Sheet Arrangements

See the Franchise Loan Pool and Equipment Guarantees and Unconsolidated Affiliates Guarantees sections of Note 18 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which limits dispositions that qualify for discontinued operations presentation to those that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business. ASU 2014-08 is effective prospectively for the Company in our first quarter of fiscal 2015. We do not believe the adoption of this standard will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. ASU 2014-09 is effective for the Company in our first quarter of fiscal 2017 with no early adoption permitted. The standard allows for either a full retrospective or modified retrospective transition method. The Standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees or licensees, which are based on a percentage of franchise and license sales. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees and refranchising of company-owned restaurants.

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

We perform an impairment evaluation at a restaurant group level if it is more likely than not that we will refranchise restaurants as a group.  Expected net sales proceeds are generally based on actual bids from the buyer, if available, or anticipated bids given the discounted projected after-tax cash flows for the group of restaurants.  Historically, these anticipated bids have been reasonably accurate estimations of the proceeds ultimately received. The after-tax cash flows used in determining the anticipated bids incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement as well as expectations as to the useful lives of the restaurant assets. These after-tax cash flows also include a deduction for the anticipated, future royalties we would receive under a franchise agreement with terms substantially at market entered into simultaneously with the refranchising transaction.

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

Our most significant indefinite-lived intangible asset is our Little Sheep trademark with a book value of $60 million at December 27, 2014. We recorded impairment charges in 2014 of $284 million to write the trademark down to its estimated fair value. See the Little Sheep Acquisition and Subsequent Impairment section of Note 4 for details. No additional indefinite-lived intangible asset impairment was recorded in 2014.

The fair value estimate of the Little Sheep trademark was based on the estimated price a willing buyer would pay for the asset and was determined using a relief from royalty valuation approach that included future estimated sales as a significant input. The fair value incorporated a discount rate of 13% as our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing the Little Sheep trademark.

Little Sheep sales volumes and profit levels were significantly below forecasted amounts in 2014. As this continued a trend of under performance for the business, a significant number of Company-operated restaurants were closed or refranchised during 2014 with future plans calling for further focus on franchise-ownership for the Concept. As such, the inputs used in determining the fair value for the Little Sheep trademark reflect a reduction in Company ownership to a level of 50 restaurants (from 92 restaurants at December 27, 2014). Given so few Company-operated restaurants, the primary drivers of fair value in 2014 include franchise revenue growth and revenues from a wholly-owned business that sells seasoning to retail customers. Franchise revenue growth reflects annual same-store sales growth of 4% and approximately 35 new franchise units per year, partially offset by the impact of approximately 25 franchise closures per year. The seasoning business is forecasted to generate sales growth rates consistent with historical results.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist.  Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our business units (which are aligned based on geography) in our KFC, Pizza Hut and Taco Bell Divisions and individual brands in our China and India Divisions.  Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company-owned restaurant operations and franchise royalties.

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

Other than the Little Sheep reporting unit discussed below, the fair values of our other reporting units were substantially in excess of their respective carrying values as of the 2014 goodwill testing date.

As a result of our annual impairment testing we completely impaired what was our most significant goodwill balance of $160 million related to our Little Sheep reporting unit in 2014. See the Little Sheep Acquisition and Subsequent Impairment section of Note 4 for details. The fair value of the Little Sheep reporting unit was based on the estimated price a willing buyer would pay, and was determined using an income approach with future cash flow estimates generated by the business as a significant input. Future cash flow estimates are primarily impacted by new unit development, sales growth and ownership strategy. This fair value incorporated a discount rate of 13% as our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing the Little Sheep reporting unit.

Little Sheep sales volumes and profit levels were significantly below forecasted amounts in 2014. As this continued a trend of under performance for the business, a significant number of Company-operated restaurants were closed or refranchised during 2014 with future plans calling for further focus on franchise-ownership for the Concept. As such, the inputs used in determining the fair value for the Little Sheep reporting unit reflect a reduction in Company ownership to a level of 50 restaurants (from 92 restaurants at December 27, 2014). Given so few Company-operated restaurants, the primary drivers of fair value in 2014 include franchise revenue growth and cash flows associated with a wholly-owned business that sells seasoning to retail customers. Franchise revenue growth reflects annual same-store sales growth of 4% and approximately 35 new franchise units per year, partially offset by the impact of approximately 25 franchise closures per year. The seasoning business is forecasted to generate sales growth rates and margins consistent with historical results.

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

During 2014, the Company's most significant refranchising activity was within our China operating segment, where 79 restaurants were refranchised (representing approximately 2% of beginning-of-year company units) and less than $1 million in goodwill was written off (representing approximately 1% of beginning-of-year goodwill).

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

See Note 18 for a further discussion of our insurance programs.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $1,301 million and a fair value of plan assets of $991 million at December 27, 2014.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 4.30% at December 27, 2014.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or S&P with cash flows that mirror our expected benefit payment cash flows under the plans.  We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody's and S&P) and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $100 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $110 million at our measurement date.

The pension expense we will record in 2015 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date.  We expect pension expense for our U.S. plans to increase approximately $25 million in 2015.  The increase is primarily driven by an increase in amortization of net loss due to higher net unrecognized losses in Accumulated other comprehensive income.  Higher net unrecognized losses in Accumulated other comprehensive income are primarily a result of a lower discount rate at our 2014 measurement date. A 50 basis-point change in our discount rate assumption at our measurement date would impact our 2015 U.S. pension expense by approximately $13 million.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical returns for each asset category.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2015 pension expense, at December 27, 2014 was 6.75%.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2015 U.S. pension expense by approximately $9 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 6.75% will impact our unrecognized pre-tax actuarial net loss by approximately $9 million.

Assumptions as to mortality of the participants in our U.S. defined benefit pension plans are key estimates in measuring the expected payments which participants may receive over their lifetimes and therefore the amount of expense we will recognize. In determining the most appropriate mortality assumptions for our U.S. defined benefit pension plans at December 27, 2014, we considered the updated mortality tables recently issued by the Society of Actuaries, coupled with other mortality information available from the Social Security Administration and our consulting actuaries to develop updated mortality assumptions for our participant populations. The use of these updated mortality assumptions increased the benefit obligation for these U.S. defined benefit pension plans by approximately $46 million at December 27, 2014.

A decrease in discount rates has largely contributed to an unrecognized pre-tax actuarial net loss of $314 million included in Accumulated other comprehensive income (loss) for these U.S. plans at December 27, 2014.  We will recognize approximately $45 million of such loss in net periodic benefit cost in 2015 versus $17 million recognized in 2014. See Note 13.

Income Taxes

At December 27, 2014, we had valuation allowances of approximately $230 million to reduce our $1.2 billion of deferred tax assets to amounts that are more likely than not to be realized.  The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal, state and foreign jurisdictions, net operating losses in certain foreign jurisdictions, the majority of which do not expire, and U.S. foreign tax credit carryovers that expire 10 years from inception and for which we anticipate having foreign earnings to utilize. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities.  We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income Tax Provision when it is more likely than not that the position would be sustained upon examination by these tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At December 27, 2014 we had $115 million of unrecognized tax benefits, $17 million of which, if recognized, would impact the effective tax rate.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

Additionally, we have not provided deferred tax for investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis, totaling approximately $2.0 billion at December 27, 2014, as we believe the excess is essentially permanently invested.  If our intentions regarding the duration of these investments change, deferred tax may need to be provided on this excess that could materially impact the provision for income taxes.

See Note 16 for a further discussion of our income taxes.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S.  We have attempted to minimize this risk and lower our overall borrowing costs on a portion of our debt through the utilization of derivative financial instruments, primarily interest rate swaps.  These swaps were entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt.  Accordingly, any change in fair value associated with interest rate swaps is offset by the opposite impact on the related debt.

At December 27, 2014 and December 28, 2013 a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $5 million and $3 million, respectively, in income before income taxes.  The estimated reductions are based upon the current level of variable rate debt and assume no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents.  In addition, the fair value of our derivative financial instruments at December 27, 2014 and December 28, 2013 would decrease approximately $4 million and $7 million, respectively, as a result of the same hypothetical 100 basis-point increase and the fair value of our Senior Unsecured Notes at December 27, 2014 and December 28, 2013 would decrease approximately $182 million and $185 million, respectively.  Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration.

Foreign Currency Exchange Rate Risk

Changes in foreign currency exchange rates impact the translation of our reported foreign currency denominated earnings, cash flows and net investments in foreign operations and the fair value of our foreign currency denominated financial instruments. Historically, we have chosen not to hedge foreign currency risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. We attempt to minimize the exposure related to our net investments in foreign operations by financing those investments with local currency denominated debt when practical.  In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Consequently, foreign currency denominated financial instruments consist primarily of intercompany short-term receivables and payables.  At times, we utilize forward contracts to reduce our exposure related to these intercompany short-term receivables and payables.  The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is minimized.

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $4.4 billion as of December 27, 2014. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 27, 2014 Operating Profit would have decreased approximately $150 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (YUM) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2014. We also have audited YUM’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. YUM’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on YUM’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 27, 2014 and December 28, 2013, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Louisville, Kentucky
February 17, 2015

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012
(in millions, except per share data)
	2014	2013	2012
Revenues
Company sales	$11,324	$11,184	$11,833
Franchise and license fees and income	1,955	1,900	1,800
Total revenues	13,279	13,084	13,633
Costs and Expenses, Net
Company restaurants
Food and paper	3,678	3,669	3,874
Payroll and employee benefits	2,579	2,499	2,620
Occupancy and other operating expenses	3,425	3,333	3,358
Company restaurant expenses	9,682	9,501	9,852
General and administrative expenses	1,419	1,412	1,510
Franchise and license expenses	160	158	133
Closures and impairment (income) expenses	535	331	37
Refranchising (gain) loss	(33)	(100)	(78)
Other (income) expense	(41)	(16)	(115)
Total costs and expenses, net	11,722	11,286	11,339

Operating Profit	1,557	1,798	2,294

Interest expense, net	130	247	149

Income Before Income Taxes	1,427	1,551	2,145

Income tax provision	406	487	537
Net Income – including noncontrolling interests	1,021	1,064	1,608
Net Income (loss) – noncontrolling interests	(30)	(27)	11
Net Income – YUM! Brands, Inc.	$1,051	$1,091	$1,597

Basic Earnings Per Common Share	$2.37	$2.41	$3.46

Diluted Earnings Per Common Share	$2.32	$2.36	$3.38

Dividends Declared Per Common Share	$1.56	$1.41	$1.24

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012
(in millions)

	2014	2013	2012

Net income - including noncontrolling interests	$1,021	$1,064	$1,608
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	(149)	10	27
Reclassifications of adjustments and (gains) losses into Net Income	2	—	3
	(147)	10	30
Tax (expense) benefit	4	(2)	(3)
	(143)	8	27

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(209)	221	(19)
Reclassification of (gains) losses into Net Income	27	83	156
	(182)	304	137
Tax (expense) benefit	69	(115)	(48)
	(113)	189	89

Changes in derivative instruments
Unrealized gains (losses) arising during the year	23	6	(6)
Reclassification of (gains) losses into Net Income	(23)	(2)	6
	—	4	—
Tax (expense) benefit	—	(1)	—
	—	3	—

Other comprehensive income (loss), net of tax	(256)	200	116
Comprehensive Income - including noncontrolling interests	765	1,264	1,724
Comprehensive Income (loss) - noncontrolling interests	(32)	(23)	12
Comprehensive Income - Yum! Brands, Inc.	$797	$1,287	$1,712

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012
(in millions)
	2014	2013	2012
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$1,021	$1,064	$1,608
Depreciation and amortization	739	721	665
Closures and impairment (income) expenses	535	331	37
Refranchising (gain) loss	(33)	(100)	(78)
Losses and other costs related to the extinguishment of debt	—	120	—
Gain upon acquisition of Little Sheep	—	—	(74)
Deferred income taxes	(172)	(24)	28
Equity income from investments in unconsolidated affiliates	(30)	(26)	(47)
Distributions of income received from unconsolidated affiliates	28	43	41
Excess tax benefit from share-based compensation	(42)	(44)	(98)
Share-based compensation expense	55	49	50
Changes in accounts and notes receivable	(21)	(12)	(18)
Changes in inventories	(22)	18	9
Changes in prepaid expenses and other current assets	(10)	(21)	(14)
Changes in accounts payable and other current liabilities	60	(102)	9
Changes in income taxes payable	(143)	14	126
Other, net	84	108	50
Net Cash Provided by Operating Activities	2,049	2,139	2,294
Cash Flows – Investing Activities
Capital spending	(1,033)	(1,049)	(1,099)
Proceeds from refranchising of restaurants	114	260	364
Acquisitions	(28)	(99)	(543)
Changes in restricted cash	—	—	300
Other, net	11	2	(27)
Net Cash Used in Investing Activities	(936)	(886)	(1,005)
Cash Flows – Financing Activities
Proceeds from long-term debt	—	599	—
Repayments of long-term debt	(66)	(666)	(282)
Revolving credit facilities, three months or less, net	416	—	—
Short-term borrowings, by original maturity
More than three months – proceeds	2	56	—
More than three months – payments	(2)	(56)	—
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(820)	(770)	(965)
Excess tax benefit from share-based compensation	42	44	98
Employee stock option proceeds	29	37	62
Dividends paid on Common Stock	(669)	(615)	(544)
Other, net	(46)	(80)	(85)
Net Cash Used in Financing Activities	(1,114)	(1,451)	(1,716)
Effect of Exchange Rates on Cash and Cash Equivalents	6	(5)	5
Net Increase (Decrease) in Cash and Cash Equivalents	5	(203)	(422)
Cash and Cash Equivalents – Beginning of Year	573	776	1,198
Cash and Cash Equivalents – End of Year	$578	$573	$776

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 27, 2014 and December 28, 2013
(in millions)
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$578	$573
Accounts and notes receivable, net	325	319
Inventories	301	294
Prepaid expenses and other current assets	254	286
Deferred income taxes	93	123
Advertising cooperative assets, restricted	95	96
Total Current Assets	1,646	1,691

Property, plant and equipment, net	4,498	4,459
Goodwill	700	889
Intangible assets, net	318	638
Investments in unconsolidated affiliates	52	53
Other assets	560	566
Deferred income taxes	571	399
Total Assets	$8,345	$8,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,972	$1,929
Income taxes payable	77	169
Short-term borrowings	267	71
Advertising cooperative liabilities	95	96
Total Current Liabilities	2,411	2,265

Long-term debt	3,077	2,918
Other liabilities and deferred credits	1,244	1,244
Total Liabilities	6,732	6,427

Redeemable noncontrolling interest	9	39

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 434 shares and 443 shares issued in 2014 and 2013, respectively	—	—
Retained earnings	1,737	2,102
Accumulated other comprehensive income (loss)	(190)	64
Total Shareholders’ Equity – YUM! Brands, Inc.	1,547	2,166
Noncontrolling interests	57	63
Total Shareholders’ Equity	1,604	2,229
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,345	$8,695

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2011	460	$18	$2,052	$(247)	$93	$1,916	$—

Net Income (loss)			1,597		11	1,608
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $3 million)				23	1	24
Reclassification of translation adjustments into income				3		3
Pension and post-retirement benefit plans (net of tax impact of $48 million)				89		89
Comprehensive Income (loss)						1,724	—
Noncontrolling Interest - Little Sheep acquisition					16	16	59
Dividends declared			(569)		(22)	(591)
Repurchase of shares of Common Stock	(15)	(191)	(794)			(985)
Employee stock option and SARs exercises (includes tax impact of $89 million)	6	111				111
Compensation-related events (includes tax impact of $11 million)		62				62
Balance at December 29, 2012	451	$—	$2,286	$(132)	$99	$2,253	$59

Net Income (loss)			1,091		(5)	1,086	(22)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $2 million)				4	2	6	2
Pension and post-retirement benefit plans (net of tax impact of $115 million)				189		189
Net unrealized gain on derivative instruments (net of tax impact of $1 million)				3		3
Comprehensive Income (loss)						1,284	(20)
Dividends declared			(635)		(18)	(653)
Acquisition of Little Sheep store-level noncontrolling interests					(15)	(15)
Repurchase of shares of Common Stock	(11)	(110)	(640)			(750)
Employee stock option and SARs exercises (includes tax impact of $42 million)	3	49				49
Compensation-related events (includes tax impact of $8 million)		61				61
Balance at December 28, 2013	443	$—	$2,102	$64	$63	$2,229	$39

Net Income (loss)			1,051		(1)	1,050	(29)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $4 million)				(143)	(1)	(144)	(1)
Reclassification of translation adjustments into income				2		2
Pension and post-retirement benefit plans (net of tax impact of $69 million)				(113)		(113)
Comprehensive Income (loss)						795	(30)
Dividends declared			(691)		(4)	(695)
Repurchase of shares of Common Stock	(11)	(95)	(725)			(820)
Employee stock option and SARs exercises (includes tax impact of $37 million)	2	33				33
Compensation-related events (includes tax impact of $5 million)		62				62
Balance at December 27, 2014	434	$—	$1,737	$(190)	$57	$1,604	$9

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise primarily the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has over 41,000 units of which 56% are located outside the U.S. in more than 125 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

As of December 27, 2014, YUM consisted of five operating segments:

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

Prior to 2014, our reporting segments consisted of YUM Restaurants International ("YRI"), the United States, China and India. In the first quarter of 2014 we changed our management reporting structure to align our global operations outside of China and India by brand. As a result, our YRI and United States reporting segments were combined, and we began reporting this information by three new reporting segments: KFC Division, Pizza Hut Division and Taco Bell Division. China and India remain separate reporting segments. This new structure is designed to drive greater global brand focus, enabling us to more effectively share know-how and accelerate growth. While our consolidated results have not been impacted, we have restated our comparable segment information for consistent presentation.

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

Our most significant variable interests are in entities that operate restaurants under our Concepts’ franchise and license arrangements.  We do not generally have an equity interest in our franchisee or licensee businesses with the exception of certain entities in China as discussed below.  Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees and licensees.  However, we do have variable interests in certain franchisees through real estate lease arrangements with them to which we are a party.  At the end of 2014, YUM has future lease payments due from franchisees, on a nominal basis, of approximately $350 million.  As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

See Note 18 for additional information on an entity that operates a franchise lending program that is a VIE in which we have a variable interest but for which we are not the primary beneficiary and thus do not consolidate.

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

We participate in various advertising cooperatives with our franchisees and licensees established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both Company-owned and franchise restaurants and are generally based on a percentage of restaurant sales.  We maintain certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of our voting rights, we consolidate certain of these cooperatives for which we are the primary beneficiary.  Advertising cooperative assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used to settle obligations of the respective cooperative.  Advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs for which creditors do not have recourse to the general credit of the primary beneficiary.  Therefore, we report all assets and liabilities of these advertising cooperatives that we consolidate as Advertising cooperative assets, restricted and Advertising cooperative liabilities in the Consolidated Balance Sheet.  As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions.  Thus, we do not reflect franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

Fiscal Year.  Our fiscal year ends on the last Saturday in December and, as a result, a 53rd week is added every five or six years.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  Our subsidiaries operate on similar fiscal calendars except that China, India and certain other international subsidiaries operate on a monthly calendar, and thus never have a 53rd week, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  International businesses within our KFC, Pizza Hut and Taco Bell divisions close approximately one month earlier to facilitate consolidated reporting. Our next fiscal year scheduled to include a 53rd week is 2016.

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the United States are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 27, 2014, net cumulative translation adjustment gains of $29 million are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet.

The majority of our foreign currency exposure is in countries where we have company-owned restaurants. As we manage and share resources at the individual brand level within a country, cumulative translation adjustments are recorded and tracked at the foreign-entity level that represents the operations of our individual brands within that country. Translation adjustments recorded in Accumulated other comprehensive income (loss) are subsequently recognized as income or expense generally only upon sale of the related investment in a foreign entity, or upon a sale of assets and liabilities within a foreign entity that represents a complete or substantially complete liquidation of that entity. For purposes of determining whether a sale or complete or substantially complete liquidation of an investment in a foreign entity has occurred, we consider those same foreign entities for which we record and track cumulative translation adjustments.

Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in Other (income) expense in our Consolidated Statement of Income.

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 27, 2014. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

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

Revenue Recognition.  Revenues from Company-owned restaurants are recognized when payment is tendered at the time of sale.  The Company presents sales net of sales-related taxes.  Income from our franchisees and licensees includes initial fees, continuing fees, renewal fees and rental income from restaurants we lease or sublease to them.  We recognize initial fees received from a franchisee or licensee as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon the opening of a store.  We recognize continuing fees, which are based upon a percentage of franchisee and licensee sales as those sales occur and rental income is recognized as it is earned.  We recognize renewal fees when a renewal agreement with a franchisee or licensee becomes effective.  We present initial fees collected upon the sale of a company-owned restaurant to a franchisee in Refranchising (gain) loss.

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

Direct Marketing Costs.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred which are based on a percentage of sales.  We charge direct marketing costs incurred outside of a cooperative to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  Our advertising expenses were $589 million, $607 million and $608 million in 2014, 2013 and 2012, respectively.  We report substantially all of our direct marketing costs in Occupancy and other operating expenses.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses.  Research and development expenses were $30 million, $31 million and $30 million in 2014, 2013 and 2012, respectively.

Share-Based Employee Compensation.  We recognize all share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant.  This compensation cost is recognized over the service period on a straight-line basis for awards that actually vest.  We present this compensation cost consistent with the other compensation costs for the employee recipient in either Payroll and employee benefits or G&A expenses. See Note 14 for further discussion of our share-based compensation plans.

Legal Costs. Settlement costs are accrued when they are deemed probable and reasonably estimable. Anticipated legal fees related to self-insured workers' compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, "property and casualty losses") are accrued when deemed probable and reasonably estimable. Legal fees not related to self-insured property and casualty losses are recognized as incurred. See Note 18 for further discussion of our legal proceedings.

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

In executing our refranchising initiatives, we most often offer groups of restaurants for sale.  When we believe it is more likely than not a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment.  We evaluate the recoverability of these restaurant assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants.  For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants, which is based on the expected net sales proceeds.  To the extent ongoing agreements to be entered into with the franchisee simultaneous with the refranchising are expected to contain terms, such as royalty rates, not at prevailing market rates, we consider the off-market terms in our impairment evaluation.  We recognize any such impairment charges in Refranchising (gain) loss.

Refranchising (gain) loss includes the gains or losses from the sales of our restaurants to new and existing franchisees, including any impairment charges discussed above, and the related initial franchise fees. We recognize gains on restaurant refranchisings when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and we are satisfied that the franchisee can meet its financial obligations.

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

Impairment of Investments in Unconsolidated Affiliates.  We record impairment charges related to an investment in an unconsolidated affiliate whenever events or circumstances indicate that a decrease in the fair value of an investment has occurred which is other than temporary.  In addition, we evaluate our investments in unconsolidated affiliates for impairment when they have experienced two consecutive years of operating losses. In 2014, we recorded a $5 million impairment of our investment in a meat processing entity affiliated with our Little Sheep business. See Note 4 for further discussion of the impairment charge. No other impairment associated with our investments in unconsolidated affiliates was recorded during 2014, 2013 or 2012.

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

Income Taxes.  We record deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss, capital loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences or carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Additionally, in determining the need for recording a valuation allowance against the carrying amount of deferred tax assets, we consider the amount of taxable income and periods over which it must be earned, actual levels of past taxable income and known trends and events or transactions that are expected to affect future levels of taxable income.  Where we determine that it is more likely than not that all or a portion of an asset will not be realized, we record a valuation allowance.

We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  We evaluate these amounts on a quarterly basis to ensure that they have been appropriately adjusted for audit settlements and other events we believe may impact the outcome. Changes in judgment that result in subsequent recognition, derecognition or a change in measurement of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs. We recognize accrued interest and penalties related to unrecognized tax benefits as components of our Income tax provision.

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

See Note 16 for a further discussion of our income taxes.

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

Receivables.  The Company’s receivables are primarily generated from ongoing business relationships with our franchisees and licensees as a result of franchise, license and lease agreements.  Trade receivables consisting of royalties from franchisees and licensees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Consolidated Balance Sheet.  Our provision for uncollectible franchise and licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  Additionally, we monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it probable that our franchisees or licensees will be unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.   We recorded $3 million in net provisions, $2 million in net provisions and $1 million in net recoveries within Franchise and license expenses in 2014, 2013 and 2012, respectively, related to uncollectible franchise and license trade receivables.  Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

	2014	2013
Accounts and notes receivable	$337	$330
Allowance for doubtful accounts	(12)	(11)
Accounts and notes receivable, net	$325	$319

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time to time.  As these receivables primarily relate to our ongoing business agreements with franchisees and licensees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees or licensees will be unable to make their required payments.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $21 million (net of an allowance of $1 million) and $22 million (net of an allowance of $1 million) at December 27, 2014 and December 28, 2013, respectively.    Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has traditionally been insignificant.

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

Leases and Leasehold Improvements.  The Company leases land, buildings or both for certain of its restaurants worldwide.  The length of our lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as capital or operating and the timing of recognition of rent expense over the duration of the lease.  We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably assured at the inception of the lease.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.  Leasehold improvements, which are a component of buildings and improvements described above, are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease.

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

Goodwill and Intangible Assets.  From time to time, the Company acquires restaurants from one of our Concept’s franchisees or acquires another business.  Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed.  Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing.  Our reporting units are business units (which are aligned based on geography) in our KFC, Pizza Hut and Taco Bell Divisions and individual brands in our India and China Divisions.

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

Our definite-lived intangible assets that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  An intangible asset that is deemed not recoverable on an undiscounted basis is written down to its estimated fair value, which is our estimate of the price a willing buyer would pay for the intangible asset based on discounted expected future after-tax cash flows.  For purposes of our impairment analysis, we update the cash flows that were initially used to value the definite-lived intangible asset to reflect our current estimates and assumptions over the asset’s future remaining life.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 27, 2014 and December 28, 2013, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings.  Due to the large number of share repurchases and the increase in the market value of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $725 million, $640 million and $794 million in share repurchases were recorded as a reduction in Retained Earnings in 2014, 2013 and 2012, respectively. See Note 15 for additional information on our share repurchases.

Pension and Post-retirement Medical Benefits. We measure and recognize the overfunded or underfunded status of our pension and post-retirement plans as an asset or liability in our Consolidated Balance Sheet as of our fiscal year end. The funded status represents the difference between the projected benefit obligations and the fair value of plan assets, which is calculated on a plan-by-plan basis. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of future salary increases, as applicable. The difference between the projected benefit obligations and the fair value of plan assets that has not previously been recognized in our Consolidated Statement of Income is recorded as a component of Accumulated other comprehensive income (loss).

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

Note 3 – Earnings Per Common Share (“EPS”)

	2014	2013	2012
Net Income – YUM! Brands, Inc.	$1,051	$1,091	$1,597
Weighted-average common shares outstanding (for basic calculation)	444	452	461
Effect of dilutive share-based employee compensation	9	9	12
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	453	461	473
Basic EPS	$2.37	$2.41	$3.46
Diluted EPS	$2.32	$2.36	$3.38
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	5.5	4.9	3.1

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 – Items Affecting Comparability of Net Income and Cash Flows

Little Sheep Acquisition and Subsequent Impairment

On February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Limited (“Little Sheep”) for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%. The acquisition was driven by our strategy to build leading brands across China in every significant category. Prior to our acquisition of this additional interest, our 27% interest in Little Sheep was accounted for under the equity method of accounting. As a result of the acquisition we obtained voting control of Little Sheep, and thus we began consolidating Little Sheep upon acquisition. As required by GAAP, we re-measured our previously held 27% ownership in Little Sheep, which had a recorded value of $107 million at the date of acquisition, at fair value based on Little Sheep's traded share price immediately prior to our offer to purchase the business and recognized a non-cash gain of $74 million, with no related tax benefit within Other (income) expense.

The primary assets recorded as a result of the acquisition were the Little Sheep trademark and goodwill of approximately $400 million and $375 million, respectively.

The purchase price paid for the additional 66% interest and the resulting purchase price allocation in 2012 assumed same-store sales growth and new unit development for the brand. However, Little Sheep's sales were negatively impacted by a longer than expected purchase approval and ownership transition phase, and our efforts to regain sales momentum were significantly compromised in May 2013 due to negative publicity regarding quality issues with unrelated hot pot concepts in China, even though there was not an issue with the quality of Little Sheep products.

The sustained declines in sales and profits resulted in a determination that the Little Sheep trademark, goodwill and certain restaurant level PP&E were impaired during the quarter ended September 7, 2013. As a result, we recorded impairment charges to the trademark, goodwill and PP&E of $69 million, $222 million and $4 million, respectively, during the quarter ended September 7, 2013.

The inputs used in determining the 2013 fair values of the Little Sheep trademark and reporting unit assumed that the business would recover to pre-acquisition average-unit sales volumes and profit levels over the then next three years, supporting significant future new unit development by the Company. Long-term average growth assumptions subsequent to this assumed recovery included same-store-sales growth of 4% and average annual net unit growth of approximately 75 units, primarily operated by the Company.

The Little Sheep business continued to underperform during 2014 with actual average-unit sales volumes and profit levels significantly below those assumed in our 2013 estimation of the Little Sheep trademark and reporting unit fair values. As a result, a significant number of Company-operated restaurants were closed or refranchised during 2014 with future plans calling for further focus on franchise-ownership for the Concept.

We tested the Little Sheep trademark and goodwill for impairment in the fourth quarter of 2014 pursuant to our accounting policy. The inputs used in determining the 2014 fair values of the Little Sheep trademark and reporting unit no longer include a three-year recovery of sales and profits to pre-acquisition levels and reflect further reductions in Company ownership to a level of 50 restaurants (from 92 restaurants at December 27, 2014). As a result of comparing the trademark’s 2014 fair value estimate of $58 million to its carrying value of $342 million, we recorded a $284 million impairment charge. Additionally, after determining the 2014 fair value estimate of the Little Sheep reporting unit was less than its carrying value we wrote off Little Sheep’s remaining goodwill balance of $160 million. The Company also evaluated other Little Sheep long-lived assets for impairment and recorded $14 million of restaurant-level PP&E impairment and a $5 million impairment of our equity method investment in a meat processing business that supplies lamb to Little Sheep. The remaining net assets of the Little Sheep business of approximately $100 million as of December 27, 2014 include primarily the remaining $58 million trademark and PP&E of approximately $30 million related to a wholly-owned business that sells seasoning to retail customers.

The primary drivers of remaining fair value in our Little Sheep business include franchise revenue growth and cash flows associated with the aforementioned seasoning business. Franchise revenue growth reflects annual same-store sales growth of 4% and approximately 35 new franchise units per year, partially offset by approximately 25 franchise closures per year. The seasoning business is forecasted to generate sales growth rates and margins consistent with historical results.

The losses related to Little Sheep that have occurred concurrent with our trademark and goodwill impairments in 2014 and 2013 and our gain on acquisition in 2012, none of which have been allocated to any segment for performance reporting purposes, are summarized below:

	2014	2013	2012	Income Statement Classification
Gain on Acquisition	$—	$—	$(74)	Other (income) expense
Impairment of Goodwill	160	222	—	Closures and Impairment (income) expense
Impairment of Trademark	284	69	—	Closures and Impairment (income) expense
Impairment of PP&E	14	4	—	Closures and Impairment (income) expense
Impairment of Investment in Little Sheep Meat	5	—	—	Closures and Impairment (income) expense
Tax Benefit	(76)	(18)	—	Income tax provision
Loss Attributable to Non-Controlling Interest	(26)	(19)	—	Net Income (loss) noncontrolling interests
Net (gain) loss	$361	$258	$(74)	Net Income - YUM! Brands, Inc.

Both the 2014 and 2013 Little Sheep trademark and reporting unit fair values were based on the estimated prices a willing buyer would pay. The fair values of the trademark were determined using a relief from royalty valuation approach that included future estimated sales as a significant input. The reporting unit fair values were determined using an income approach with future cash flow estimates generated by the business as a significant input. All fair values incorporated a discount rate of 13% as our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing the Little Sheep trademark or reporting unit.

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

As a result of settlement payments exceeding the sum of service and interest costs within these U.S. pension plans in 2013 and 2012, pursuant to our accounting policy we recorded pre-tax settlement charges of $30 million and $89 million for the years ended December 28, 2013 and December 29, 2012, respectively, in General and administrative expenses.  These amounts included settlement charges of $10 million and $84 million in the years ended December 28, 2013 and December 29, 2012, respectively, related to the programs discussed above that were not allocated for performance reporting purposes.  See Note 13 for further discussion of our pension plans.

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Refranchising (gain) loss
	2014	2013	2012
China	$(17)	$(5)	$(17)
KFC Division	(18)	(8)	(3)
Pizza Hut Division(a)	4	(3)	53
Taco Bell Division	(4)	(84)	(111)
India	2	—	—
Worldwide	$(33)	$(100)	$(78)

(a)
During the fourth quarter of 2012, we refranchised our remaining 331 Company-owned Pizza Hut dine-in restaurants in the United Kingdom ("UK"). The franchise agreement for these stores allowed the franchisee to pay continuing franchise fees in the initial years of the agreement at a reduced rate. We agreed to allow the franchisee to pay these reduced fees in part as consideration for their assumption of lease liabilities related to underperforming stores that we anticipated they would close that were part of the refranchising. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront refranchising (gain) loss. Accordingly, upon the closing of this refranchising we recognized a loss of $53 million representing the estimated value of these reduced continuing fees. The associated deferred credit is being amortized into Pizza Hut Division's Franchise and license fees and income through 2016. This upfront loss largely contributed to a $70 million Refranchising loss we recognized during 2012 as a result of this refranchising. Also included in that loss was the write-off of $14 million in goodwill allocated to the Pizza Hut UK reporting unit. The remaining carrying value of goodwill allocated at that time to our Pizza Hut UK business of $87 million, immediately subsequent to the aforementioned write-off, was determined not to be impaired as the fair value of the Pizza Hut UK reporting unit exceeded its carrying amount. For the year ended December 28, 2013, the refranchising of the Pizza Hut UK dine-in restaurants decreased Company sales by 39% and increased Franchise and license fees and income and Operating Profit by 3% and 6%, respectively, for the Pizza Hut Division versus 2012.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below. These tables exclude $463 million and $295 million of Little Sheep impairment losses in 2014 and 2013, respectively which were not allocated to any segment for performance reporting purposes.

	2014
	China	KFC	Pizza Hut	Taco Bell	India	Worldwide
Store closure (income) costs(a)	$—	$2	$1	$—	$—	$3
Store impairment charges	54	7	4	3	1	69
Closure and impairment (income) expenses	$54	$9	$5	$3	$1	$72

	2013
	China	KFC	Pizza Hut	Taco Bell	India	Worldwide
Store closure (income) costs(a)	$(1)	$(1)	$(3)	$—	$—	$(5)
Store impairment charges	31	4	3	1	2	41
Closure and impairment (income) expenses	$30	$3	$—	$1	$2	$36

	2012
	China	KFC	Pizza Hut	Taco Bell	India	Worldwide
Store closure (income) costs(a)	$(4)	$1	$10	$1	$—	$8
Store impairment charges	13	11	2	3	—	29
Closure and impairment (income) expenses	$9	$12	$12	$4	$—	$37

(a)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company-owned restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores. Remaining lease obligations for closed stores were not material at December 27, 2014 or December 28, 2013.

Note 5 – Supplemental Cash Flow Data

	2014	2013	2012
Cash Paid For:
Interest(a)	$149	$269	$166
Income taxes(b)	684	489	417
Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$24	$15	$17
Capital lease obligations relieved, primarily through divestitures and refranchisings	1	2	112
Increase in accrued capital expenditures	15	N/A	35

(a)	2013 includes $109 million of cash premiums and fees paid related to the extinguishment of debt, which is the primary component of the $120 million loss on debt extinguishment. See Note 4.

(b)
2014 includes $200 million of cash paid related to the resolution of a valuation issue with the Internal Revenue Service related to years 2004-2008. See the Internal Revenue Service Adjustments section of Note 16.

Note 6 – Franchise and License Fees and Income

	2014	2013	2012
Initial fees, including renewal fees	$83	$90	$92
Initial franchise fees included in Refranchising (gain) loss	(5)	(13)	(24)
	78	77	68
Continuing fees and rental income	1,877	1,823	1,732
Franchise and license fees and income	$1,955	$1,900	$1,800

Note 7 – Other (Income) Expense

	2014	2013	2012
Equity (income) loss from investments in unconsolidated affiliates	$(30)	$(26)	$(47)
Gain upon acquisition of Little Sheep (a)	—	—	(74)
China poultry supply insurance recovery(b)	(25)	—	—
Foreign exchange net (gain) loss and other	14	10	6
Other (income) expense	$(41)	$(16)	$(115)

(a)	See Note 4.

(b)	Recovery related to lost profits associated with a 2012 poultry supply incident.

Note 8 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2014	2013
Income tax receivable	$55	$89
Assets held for sale(a)	14	16
Other prepaid expenses and current assets	185	181
Prepaid expenses and other current assets	$254	$286

(a)	Reflects restaurants we have offered for sale to franchisees and excess properties that we do not intend to use for restaurant operations in the future.

Property, Plant and Equipment	2014	2013
Land	$506	$508
Buildings and improvements	4,549	4,393
Capital leases, primarily buildings	210	199
Machinery and equipment	2,817	2,750
Property, plant and equipment, gross	8,082	7,850
Accumulated depreciation and amortization	(3,584)	(3,391)
Property, plant and equipment, net	$4,498	$4,459

Depreciation and amortization expense related to property, plant and equipment was $702 million, $686 million and $629 million in 2014, 2013 and 2012, respectively.

Accounts Payable and Other Current Liabilities	2014	2013
Accounts payable	$694	$692
Accrued capital expenditures	250	235
Accrued compensation and benefits	419	442
Dividends payable	178	164
Accrued taxes, other than income taxes	100	93
Other current liabilities	331	303
Accounts payable and other current liabilities	$1,972	$1,929

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	China	KFC	Pizza Hut	Taco Bell	India	Worldwide
Balance as of December 29, 2012
Goodwill, gross	$466	$281	$194	$110	$—	$1,051
Accumulated impairment losses	—	—	(17)	—	—	(17)
Goodwill, net	466	281	177	$110	—	1,034
Acquisitions(a)	2	75	11	—	2	90
Impairment Losses(c)	(222)	—	—	—	—	(222)
Disposals and other, net(b)	10	(18)	(1)	(4)	—	(13)
Balance as of December 28, 2013
Goodwill, gross	478	338	204	106	2	1,128
Accumulated impairment losses	(222)	—	(17)	—	—	(239)
Goodwill,net	256	338	187	106	2	889
Acquisitions	—	2	—	8	—	10
Impairment Losses(c)	(160)	—	—	—	—	(160)
Disposals and other, net(b)	(7)	(28)	(4)	—	—	(39)
Balance as of December 27, 2014
Goodwill, gross	471	312	200	114	2	1,099
Accumulated impairment losses	(382)	—	(17)	—	—	(399)
Goodwill, net	$89	$312	$183	$114	$2	700

(a)	We recorded goodwill of $75 million and $11 million in our KFC and Pizza Hut Divisions, respectively, related to the acquisition of 65 KFC and 41 Pizza Hut restaurants in Turkey.

(b)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

(c)	We recorded impairment charges of $160 million and $222 million in 2014 and 2013, respectively, to write down Little Sheep's goodwill. See Note 4.

Intangible assets, net for the years ended 2014 and 2013 are as follows:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Reacquired franchise rights	$186	$(81)	$188	$(66)
Franchise contract rights	126	(92)	130	(90)
Lease tenancy rights	67	(12)	71	(12)
Favorable operating leases	15	(9)	20	(12)
Other	52	(25)	52	(22)
	$446	$(219)	$461	$(202)

Indefinite-lived intangible assets
KFC trademark	$31		$31
Little Sheep trademark(a)	60		348
	$91		$379

Amortization expense for all definite-lived intangible assets was $27 million in 2014 and $28 million in both 2013 and 2012.  Amortization expense for definite-lived intangible assets will approximate $28 million in 2015, $27 million in 2016, $25 million in 2017, $24 million in 2018 and $23 million in 2019.

(a)	We recorded an impairment charge of $284 million in 2014 to write down the Little Sheep trademark. See Note 4.

Note 10 – Short-term Borrowings and Long-term Debt

	2014	2013
Short-term Borrowings
Current maturities of long-term debt	$264	$71
Current portion of fair value hedge accounting adjustment	3	—
	$267	$71

Long-term Debt
Senior Unsecured Notes	$2,746	$2,803
Unsecured Revolving Credit Facility, expires March 2017	416	—
Capital lease obligations (See Note 11)	175	172
	3,337	2,975
Less current maturities of long-term debt	(264)	(71)
Long-term debt excluding long-term portion of hedge accounting adjustment	3,073	2,904
Long-term portion of fair value hedge accounting adjustment	4	14
Long-term debt including hedge accounting adjustment	$3,077	$2,918

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017. The Credit Facility includes 24 participating banks with commitments ranging from $23 million to $115 million.  Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 27, 2014, our unused Credit Facility totaled $824 million net of outstanding letters of credit of $60 million.  There were borrowings of $416 million and $0 million outstanding under the Credit Facility at December 27, 2014 and December 28, 2013, respectively.  The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the London Interbank Offered Rate (“LIBOR”).  The exact spread over LIBOR under the Credit Facility depends upon our performance against specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries.  This agreement contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.  Given the Company’s strong balance sheet and cash flows, we were able to comply with all debt covenant requirements at December 27, 2014 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2015 through 2043 and stated interest rates ranging from 3.75% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

The following table summarizes all Senior Unsecured Notes issued that remain outstanding at December 27, 2014:

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

(b)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward-starting interest rate swaps utilized to hedge the interest rate risk prior to the debt issuance.  Excludes the effect of any swaps that remain outstanding.

The annual maturities of short-term borrowings and long-term debt as of December 27, 2014, excluding capital lease obligations of $175 million and fair value hedge accounting adjustments of $7 million, are as follows:

Year ended:
2015	$250
2016	300
2017	416
2018	325
2019	250
Thereafter	1,625
Total	$3,166

Interest expense on short-term borrowings and long-term debt was $152 million, $270 million and $169 million in 2014, 2013 and 2012, respectively. 2013 included $118 million in losses recorded in Interest expense, net as a result of premiums paid and other costs related to the extinguishment of debt. See Losses Related to the Extinguishment of Debt section of Note 4 for further discussion.

Note 11 – Leases

At December 27, 2014 we operated nearly 8,700 restaurants, leasing the underlying land and/or building in approximately 7,775 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  In addition, the Company leases or subleases approximately 875 units to franchisees, principally in the U.S., UK, China and Mexico.

We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2015	$20	$709	$2	$56
2016	21	661	2	52
2017	20	609	2	47
2018	20	555	2	44
2019	20	501	1	38
Thereafter	181	2,444	4	116
	$282	$5,479	$13	$353

At December 27, 2014 and December 28, 2013, the present value of minimum payments under capital leases was $175 million and $172 million, respectively.  At December 27, 2014, unearned income associated with direct financing lease receivables was $3 million.

The details of rental expense and income are set forth below:

	2014	2013	2012
Rental expense
Minimum	$766	$759	$721
Contingent	302	293	290
	$1,068	$1,052	$1,011
Rental income	$103	$94	$77

Note 12 – Fair Value Disclosures

As of December 27, 2014 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.4 billion (Level 2), compared to their carrying value of $3.2 billion. We estimated the fair value of debt using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The Company has interest rate swaps accounted for as fair value hedges, foreign currency forwards accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis. Interest rate swaps are used to reduce our exposure to interest rate risk and lower interest expense for a portion of our fixed-rate debt and our interest rate swaps meet the shortcut method requirements and thus no ineffectiveness has been recorded. Our foreign currency forwards are used to reduce our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables. The notional amount, maturity date and currency of these forwards match those of the underlying receivables or payables and we measure ineffectiveness by comparing the cumulative change in the fair value of the forward contract with the cumulative change in the fair value of the hedged item. The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall. No transfers among the levels within the fair value hierarchy occurred during the years ended December 27, 2014 or December 28, 2013.

	Fair Value
	Level	2014	2013
Foreign Currency Forwards, net	2	$24	$1
Interest Rate Swaps, net	2	10	17
Other Investments	1	21	18
Total		$55	$36

The fair value of the Company’s foreign currency forwards and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs. The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund. The other investments are classified as trading securities in Other assets in our Consolidated Balance Sheet and their fair value is determined based on the closing market prices of the respective mutual funds as of December 27, 2014 and December 28, 2013.

Non-Recurring Fair Value Measurements

The following table presents expense recognized from all non-recurring fair value measurements during the years ended December 27, 2014 and December 28, 2013. These amounts relate to restaurants or groups of restaurants that were impaired either as a result of our semi-annual impairment review or when it was more likely than not a restaurant or restaurant group would be refranchised and exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2014	2013
Little Sheep impairment (Level 3)(a)	$463	$295
Refranchising related impairment - other (Level 2)(b)	9	—
Restaurant-level impairment (Level 3)(c)	46	19
Total	$518	$314

(a)    See the Little Sheep Acquisition and Subsequent Impairment section of Note 4 for further discussion.

(b)
Refranchising related impairment results from writing down the assets of restaurants or restaurant groups offered for refranchising, including certain instances where a decision has been made to refranchise restaurants that are deemed to be impaired. The fair value measurements used in our impairment evaluation are based on either actual bids received from potential buyers (Level 2), or on estimates of the sales prices we anticipated receiving from a buyer for the restaurant or restaurant groups (Level 3). The remaining net book value of these restaurants at December 27, 2014 is insignificant.

(c)
Restaurant-level impairment charges are recorded in Closures and impairment (income) expenses and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). The remaining net book value of assets measured at fair value during the years ended December 27, 2014 and December 28, 2013 is insignificant.

Note 13 – Pension, Retiree Medical and Retiree Savings Plans

U.S. Pension Plans

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit plans covering certain full-time salaried and hourly U.S. employees. The qualified plan meets the requirements of certain sections of the Internal Revenue Code and provides benefits to a broad group of employees with restrictions on discriminating in favor of highly compensated employees with regard to coverage, benefits and contributions. The supplemental plans provide additional benefits to certain employees. We fund our supplemental plans as benefits are paid.

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time to time as are determined to be necessary to improve the Plan’s funded status. Subsequent to year end we contributed $75 million to the Plan, and do not expect to make any further significant contributions in 2015. We currently expect to make $24 million in benefit payments related to our primary unfunded U.S. non-qualified plan in 2015. Our two significant U.S. plans were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.

We do not anticipate any plan assets being returned to the Company during 2015 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$1,025	$1,290
Service cost	17	21
Interest cost	54	54
Plan amendments	1	—
Curtailments	(2)	(3)
Special termination benefits	3	5
Benefits paid	(65)	(21)
Settlements(a)(b)	(17)	(151)
Actuarial (gain) loss	290	(164)
Administrative expense	(5)	(6)
Benefit obligation at end of year	$1,301	$1,025

Change in plan assets
Fair value of plan assets at beginning of year	$933	$945
Actual return on plan assets	124	116
Employer contributions	21	22
Settlement payments(a)	(17)	(123)
Benefits paid	(65)	(21)
Administrative expenses	(5)	(6)
Fair value of plan assets at end of year	$991	$933
Funded status at end of year	$(310)	$(92)

(a)	For discussion of the settlement payments and settlement losses, see Components of net periodic benefit cost below.

(b)	2013 includes the transfer of certain non-qualified pension benefits into a defined benefit plan not included in the table.

Amounts recognized in the Consolidated Balance Sheet:
	2014	2013
Prepaid benefit asset - non-current	$—	$10
Accrued benefit liability - current	(11)	(8)
Accrued benefit liability - non-current	(299)	(94)
	$(310)	$(92)

The accumulated benefit obligation was $1,254 million and $983 million at December 27, 2014 and December 28, 2013, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	2014	2013
Projected benefit obligation	$1,301	$102
Accumulated benefit obligation	1,254	94
Fair value of plan assets	991	—

Information for pension plans with a projected benefit obligation in excess of plan assets:
	2014	2013
Projected benefit obligation	$1,301	$102
Accumulated benefit obligation	1,254	94
Fair value of plan assets	991	—

Components of net periodic benefit cost:

Net periodic benefit cost	2014	2013	2012
Service cost	$17	$21	$26
Interest cost	54	54	66
Amortization of prior service cost(a)	1	2	1
Expected return on plan assets	(56)	(59)	(71)
Amortization of net loss	17	48	63
Net periodic benefit cost	$33	$66	$85
Additional (gain) loss recognized due to: Settlements(b)	$6	$30	$89
Special termination benefits	$3	$5	$3

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)
Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. During the fourth quarter of 2012 and continuing through 2013, the Company allowed certain former employees with deferred vested balances an opportunity to voluntarily elect an early payout of their pension benefits. The majority of these payouts were funded from existing pension plan assets. See Note 4.

Pension (gains) losses in Accumulated other comprehensive income (loss):
	2014	2013
Beginning of year	$124	$428
Net actuarial (gain) loss	220	(221)
Curtailments	(2)	(3)
Amortization of net loss	(17)	(48)
Amortization of prior service cost	(1)	(2)
Prior service cost	1	—
Settlement charges	(6)	(30)
End of year	$319	$124

Accumulated pre-tax losses recognized within Accumulated Other Comprehensive Income:
	2014	2013
Actuarial net loss	$314	$119
Prior service cost	5	5
	$319	$124

The estimated net loss that will be amortized from Accumulated other comprehensive income (loss) into net periodic pension cost in 2015 is $45 million.  The estimated prior service cost that will be amortized from Accumulated other comprehensive income (loss) into net periodic pension cost in 2015 is $1 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2014	2013
Discount rate	4.30%	5.40%
Rate of compensation increase	3.75%	3.75%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2014	2013	2012
Discount rate	5.40%	4.40%	4.90%
Long-term rate of return on plan assets	6.90%	7.25%	7.25%
Rate of compensation increase	3.75%	3.75%	3.75%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category.

Plan Assets

The fair values of our pension plan assets at December 27, 2014 and December 28, 2013 by asset category and level within the fair value hierarchy are as follows:

	2014	2013
Level 2:
Cash Equivalents(a)	$5	$5
Equity Securities – U.S. Large cap(b)	298	329
Equity Securities – U.S. Mid cap(b)	50	55
Equity Securities – U.S. Small cap(b)	50	53
Equity Securities – Non-U.S.(b)	91	110
Fixed Income Securities – U.S. Corporate(b)	305	234
Fixed Income Securities – U.S. Government and Government Agencies(c)	178	129
Fixed Income Securities – Other(d)	11	15
Total fair value of plan assets(e)	$988	$930

(a)	Short-term investments in money market funds

(b)	Securities held in common trusts

(c)	Investments held directly by the Plan

(d)	Includes securities held in common trusts and investments held directly by the Plan

(e)	2014 and 2013 both exclude net unsettled trades receivable of $3 million

Our primary objectives regarding the investment strategy for the Plan’s assets are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements.  To achieve these objectives, we are using a combination of active and passive investment strategies.  Our equity securities, currently targeted to be 50% of our investment mix, consist primarily of low-cost index funds focused on achieving long-term capital appreciation.  We diversify our equity risk by investing in several different U.S. and foreign market index funds.  Investing in these index funds provides us with the adequate liquidity required to fund benefit payments and plan expenses.  The fixed income asset allocation, currently targeted to be 50% of our mix, is actively managed and consists of long-duration fixed income securities that help to reduce exposure to interest rate variation and to better correlate asset maturities with obligations. The fair values of all pension plan assets are determined based on closing market prices or net asset values.

A mutual fund held as an investment by the Plan includes shares of YUM common stock valued at $0.5 million at December 27, 2014 and $0.2 million at December 28, 2013 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2015	$72
2016	53
2017	51
2018	55
2019	57
2020 - 2024	299

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on the measurement date and include benefits attributable to estimated future employee service.

International Pension Plans

We also sponsor various defined benefit plans covering certain of our non-U.S. employees, the most significant of which are in the UK. During 2013, one of our UK plans was frozen such that existing participants can no longer earn future service credits. Our other UK plan was previously frozen to future service credits in 2011.

At the end of 2014 and 2013, the projected benefit obligations of these U.K. plans totaled $231 million and $226 million, respectively and plan assets totaled $288 million and $259 million, respectively. These plans were both in a net overfunded position at the end of 2014 and 2013 and related expense amounts recorded in each of 2014, 2013 and 2012 were not significant.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our UK plans in 2015.

Retiree Medical Benefits

Our post-retirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents, and includes retiree cost-sharing provisions.  This plan was previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in this plan.  Employees hired prior to September 30, 2001 are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.  We fund our post-retirement plan as benefits are paid.

At the end of 2014 and 2013, the accumulated post-retirement benefit obligation was $69 million and $70 million, respectively.  An actuarial gain of $2 million was recognized in Accumulated other comprehensive (income) loss at the end of both 2014 and 2013. The net periodic benefit cost recorded was $5 million in both 2014 and 2013 and $6 million in 2012, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2014 and 2013 are 7.1% and 7.2%, respectively, with expected ultimate trend rates of 4.5% reached in 2028.

There is a cap on our medical liability for certain retirees.  The cap for Medicare-eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees was reached in 2014; with the cap, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post-retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $6 million and in aggregate for the five years thereafter are $24 million.

Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $12 million in both 2014 and 2013 and $13 million in 2012.

Note 14 – Share-based and Deferred Compensation Plans

Overview

At year end 2014, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan (collectively the “LTIPs”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”).  Under all our plans, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

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

Potential awards to employees under SharePower include stock options, SARs, restricted stock and RSUs.  We have issued only stock options and SARs under this plan.  These awards generally vest over a period of four years and expire ten years after grant.

At year end 2014, approximately 14 million shares were available for future share-based compensation grants under the above plans.

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

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2015.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2014	2013	2012
Risk-free interest rate	1.6%	0.8%	0.8%
Expected term (years)	6.2	6.2	6.0
Expected volatility	29.7%	29.9%	29.0%
Expected dividend yield	2.1%	2.1%	1.8%

We believe it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term.  These groups consist of grants made primarily to restaurant-level employees under the RGM Plan, which cliff-vest after four years and expire ten years after grant, and grants made to executives under our other stock award plans, which typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our restaurant-level employees and our executives exercised the awards on average after 4.75 years and 6.25 years, respectively.

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our publicly traded options.  The expected dividend yield is based on the annual dividend yield at the time of grant.

The fair values of RSU awards are based on the closing price of our stock on the date of grant. The fair values of PSU awards granted prior to 2013 are based on the closing price of our stock on the date of grant. Beginning in 2013, the Company grants PSU awards with market-based conditions which we value using a Monte Carlo simulation.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	27,713		$41.77
Granted	3,619		70.85
Exercised	(3,549)		30.35
Forfeited or expired	(611)		61.48
Outstanding at the end of the year	27,172	(a)	$46.68	5.54	$703
Exercisable at the end of the year	17,671		$37.62	4.25	$628

(a)	Outstanding awards include 1,968 options and 25,204 SARs with weighted average exercise prices of $43.71 and $46.91, respectively.

The weighted-average grant-date fair value of stock options and SARs granted during 2014, 2013 and 2012 was $17.28, $14.67 and $15.00, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 27, 2014, December 28, 2013 and December 29, 2012, was $157 million, $176 million and $319 million, respectively.

As of December 27, 2014, there was $91 million of unrecognized compensation cost related to stock options and SARs, which will be reduced by any forfeitures that occur, related to unvested awards that is expected to be recognized over a remaining weighted-average period of approximately 1.9 years.  The total fair value at grant date of awards that vested during 2014, 2013 and 2012 was $41 million, $51 million and $48 million, respectively.

RSUs and PSUs

As of December 27, 2014, there was $6 million of unrecognized compensation cost related to 0.8 million unvested RSUs and PSUs.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2014	2013	2012
Options and SARs	$48	$44	$42
Restricted Stock Units	6	6	5
Performance Share Units	1	(1)	3
Total Share-based Compensation Expense	$55	$49	$50
Deferred Tax Benefit recognized	$17	$15	$15

EID compensation expense not share-based	$8	$11	$5

Cash received from stock option exercises for 2014, 2013 and 2012, was $29 million, $37 million and $62 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2014, 2013 and 2012 totaled $61 million, $65 million and $120 million, respectively.

Note 15 – Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2014, 2013 and 2012.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)					Dollar Value of Shares Repurchased
Authorization Date	2014	2013		2012		2014	2013		2012
November 2014	—	—		—		$—	$—		$—
November 2013	8,488	—		—		617	—		—
November 2012	2,737	10,922		1,069		203	750		47
November 2011	—	—		11,035		—	—		750
January 2011	—	—		2,787		—	—		188
Total	11,225	10,922	(a)	14,891	(a)	$820	$750	(a)	$985	(a)

(a)
2013 amount excludes and 2012 amount includes the effect of $20 million in share repurchases (0.3 million shares) with trade dates prior to the 2012 fiscal year end but with settlement dates subsequent to the 2012 fiscal year end.

On November 22, 2013, our Board of Directors authorized share repurchases through May 2015 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. On November 20, 2014, our Board of Directors authorized additional share repurchases through May 2016 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 27, 2014, we have $1.1 billion available for future repurchases under these authorizations.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits(a)	Derivative Instruments	Total
Balance at December 29, 2012, net of tax	$166	$(286)	$(12)	$(132)

Gains (losses) arising during the year classified into accumulated OCI, net of tax	4	136	4	144

(Gains) losses reclassified from accumulated OCI, net of tax	—	53	(1)	52

OCI, net of tax	4	189	3	196

Balance at December 28, 2013, net of tax	170	(97)	(9)	64

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(143)	(131)	15	(259)

(Gains) losses reclassified from accumulated OCI, net of tax	2	18	(15)	5

OCI, net of tax	(141)	(113)	—	(254)

Balance at December 27, 2014, net of tax	$29	$(210)	$(9)	$(190)

(a)
Amounts reclassified from accumulated OCI for pension and post-retirement benefit plan losses during 2014 include amortization of net losses of $20 million, settlement charges of $6 million, amortization of prior service cost of $1 million and related income tax benefit of $9 million. Amounts reclassified from accumulated OCI for pension and post-retirement benefit plan losses during 2013 include amortization of net losses of $51 million, settlement charges of $30 million, amortization of prior service cost of $2 million and the related income tax benefit of $30 million. See Note 13.

Note 16 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2014	2013	2012
U.S.	$506	$464	$504
Foreign	921	1,087	1,641
	$1,427	$1,551	$2,145

The details of our income tax provision (benefit) are set forth below:

		2014	2013	2012
Current:	Federal	$255	$159	$160
	Foreign	321	330	314
	State	2	22	35
		$578	$511	509

Deferred:	Federal	$(67)	$42	91
	Foreign	(106)	(53)	(57)
	State	1	(13)	(6)
		(172)	(24)	28
		$406	$487	$537

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2014		2013		2012
U.S. federal statutory rate	$500	35.0%	$543	35.0%	$751	35.0%
State income tax, net of federal tax benefit	8	0.6	3	0.2	4	0.2
Statutory rate differential attributable to foreign operations	(168)	(11.7)	(177)	(11.4)	(165)	(7.7)
Adjustments to reserves and prior years	(5)	(0.3)	49	3.1	(47)	(2.2)
Change in valuation allowances	35	2.4	23	1.5	14	0.6
Other, net	36	2.5	46	3.0	(20)	(0.9)
Effective income tax rate	$406	28.5%	$487	31.4%	$537	25.0%

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

In 2014, this item was favorably impacted by the resolution of uncertain tax positions in certain foreign jurisdictions.

In 2013, this item was negatively impacted by the provision recorded related to the dispute with the IRS regarding the valuation of rights to intangibles transferred to certain foreign subsidiaries. See discussion below in the Internal Revenue Service Adjustments for details.

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

In 2014, $35 million of net tax expense was driven by $41 million for vauation allowances recorded against deferred tax assets generated during the current year, partially offset by $6 million in net tax benefit resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

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

In years 2014 and 2013, this item was negatively impacted by the $160 million and $222 million, respectively, of non-cash impairments of Little Sheep goodwill, which resulted in no related tax benefit. See Note 4.

In 2012, this item was positively impacted by a one-time pre-tax gain of $74 million, with no related income tax expense, recognized on our acquisition of additional interest in, and consolidation of Little Sheep. See Note 4.

The details of 2014 and 2013 deferred tax assets (liabilities) are set forth below:

	2014	2013
Operating losses and tax credit carryforwards	$433	$310
Employee benefits	238	182
Share-based compensation	119	118
Self-insured casualty claims	42	48
Lease-related liabilities	119	120
Various liabilities	73	88
Property, plant and equipment	39	42
Deferred income and other	102	58
Gross deferred tax assets	1,165	966
Deferred tax asset valuation allowances	(228)	(203)
Net deferred tax assets	$937	$763
Intangible assets, including goodwill	$(148)	$(233)
Property, plant and equipment	(63)	(93)
Other	(104)	(55)
Gross deferred tax liabilities	$(315)	$(381)
Net deferred tax assets (liabilities)	$622	$382

Reported in Consolidated Balance Sheets as:
Deferred income taxes – current	$93	$123
Deferred income taxes – long-term	571	399
Accounts payable and other current liabilities	(2)	(2)
Other liabilities and deferred credits	(40)	(138)
	$622	$382

We have investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis.  We have not provided deferred tax on the portion of the excess that we believe is essentially permanent in duration.  This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.  We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $2.0 billion at December 27, 2014.  A determination of the deferred tax liability on this amount is not practicable.

At December 27, 2014, the Company has foreign operating and capital loss carryforwards of $0.7 billion and U.S. state operating loss, capital loss and tax credit carryforwards of $1.0 billion and U.S. federal capital loss and tax credit carryforwards of $0.2 billion.  These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire as follows:

	Year of Expiration
	2015	2016-2019	2020-2034	Indefinitely	Total
Foreign	$62	$192	$96	$324	$674
U.S. state	18	90	888	—	996
U.S. federal	—	89	157	—	246
	$80	$371	$1,141	$324	$1,916

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $115 million and $243 million of unrecognized tax benefits at December 27, 2014 and December 28, 2013, respectively, $17 million and $170 million of which, if recognized, would impact the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2014	2013
Beginning of Year	$243	$309
Additions on tax positions - current year	19	19
Additions for tax positions - prior years	31	55
Reductions for tax positions - prior years	(20)	(102)
Reductions for settlements	(144)	(23)
Reductions due to statute expiration	(13)	(16)
Foreign currency translation adjustment	(1)	1
End of Year	$115	$243

In 2014, the reduction in unrecognized tax benefits is primarily attributable to the resolution of the dispute with the IRS regarding the valuation of rights to intangibles transferred to certain foreign subsidiaries. See discussion below in the Internal Revenue Service Adjustments for details.

The Company believes it is reasonably possible its unrecognized tax benefits may decrease by approximately $5 million in the next 12 months, including approximately $3 million which, if recognized upon audit settlement or statute expiration, would affect the 2015 effective tax rate. Each of these positions is individually insignificant.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous foreign jurisdictions.

The Company has settled audits with the IRS through fiscal year 2008. Our operations in certain foreign jurisdictions remain subject to examination for tax years as far back as 2004, some of which years are currently under audit by local tax authorities. In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 27, 2014, each of which is individually insignificant.

The accrued interest and penalties related to income taxes at December 27, 2014 and December 28, 2013 are set forth below:

	2014	2013
Accrued interest and penalties	$5	$64

During 2014, 2013 and 2012, a net expense of $11 million, net expense of $18 million and net benefit of $3 million, respectively, for interest and penalties was recognized in our Consolidated Statements of Income as components of its income tax provision.

Internal Revenue Service Adjustments

On June 23, 2010, the Company received a Revenue Agent Report ("RAR") from the Internal Revenue Service (the "IRS") relating to its examination of our U.S. federal income tax returns for fiscal years 2004 through 2006.  The IRS proposed an adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries.  On January 9, 2013, the Company received a RAR from the IRS for fiscal years 2007 and 2008 proposing a similar adjustment. The valuation issue impacted tax returns for fiscal years 2004 through 2013.

On July 31, 2014, the Company reached a final agreement with the IRS Appeals Division regarding the valuation issue. As a result of this agreement, we closed out our 2004-2006 and 2007-2008 audit cycles and made cash payments to the IRS of $200 million, which were effectively fully reserved, to settle all issues for these audit cycles. The agreement also resolves the valuation issue for all later, impacted years. While additional cash payments related to the valuation issue will be required upon the closure of the examinations of fiscal years 2009 - 2013, the amounts will not be significant.

Note 17 – Reportable Operating Segments

See Note 1 for a description of our operating segments.

	Revenues
	2014	2013	2012
China	$6,934	$6,905	$6,898
KFC Division(a)	3,193	3,036	3,014
Pizza Hut Division(a)	1,148	1,147	1,510
Taco Bell Division(a)	1,863	1,869	2,109
India	141	127	102
	$13,279	$13,084	$13,633

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2014	2013	2012
China (b)	$713	$777	$1,015
KFC Division	708	649	626
Pizza Hut Division	295	339	320
Taco Bell Division	480	456	435
India	(9)	(15)	(1)
Unallocated restaurant costs(c)(d)	(1)	—	16
Unallocated and corporate expenses(c)(e)	(189)	(207)	(271)
Unallocated Closures and impairment expense(c)(f)	(463)	(295)	—
Unallocated Other income (expense)(c)(g)	(10)	(6)	76
Unallocated Refranchising gain (loss)(c)(m)	33	100	78
Operating Profit	1,557	1,798	2,294
Interest expense, net(c)(h)	(130)	(247)	(149)
Income Before Income Taxes	$1,427	$1,551	$2,145

	Depreciation and Amortization
	2014	2013	2012
China	$411	$394	$337
KFC Division	187	190	161
Pizza Hut Division	39	36	55
Taco Bell Division	83	84	98
India	10	9	6
Corporate	9	8	8
	$739	$721	$665

	Capital Spending
	2014	2013	2012
China	$525	$568	$655
KFC Division	273	294	259
Pizza Hut Division	62	52	52
Taco Bell Division	143	100	113
India	21	31	18
Corporate	9	4	2
	$1,033	$1,049	$1,099

	Identifiable Assets
	2014	2013
China (i)	$3,208	$3,720
KFC Division(l)	2,331	2,452
Pizza Hut Division(l)	711	703
Taco Bell Division(l)	1,084	1,017
India	118	99
Corporate(j)(l)	893	704
	$8,345	$8,695

	Long-Lived Assets(k)
	2014	2013
China	$2,217	$2,667
KFC Division	1,823	1,930
Pizza Hut Division	433	424
Taco Bell Division	920	847
India	72	66
Corporate	51	52
	$5,516	$5,986

(a)	U.S. revenues included in the combined KFC, Pizza Hut and Taco Bell Divisions totaled $2,959 million, $2,953 million and $3,352 million in 2014, 2013 and 2012, respectively.

(b)	Includes equity income from investments in unconsolidated affiliates of $30 million, $26 million and $47 million in 2014, 2013 and 2012, respectively.

(c)	Amounts have not been allocated to any segment for performance reporting purposes.

(d)	2012 includes depreciation reductions arising from the impairments of Pizza Hut UK restaurants we later sold in 2012 of $13 million. See Note 4.

(e)	2013 and 2012 include pension settlement charges of $22 million and $87 million, respectively.

(f)	Represents 2014 and 2013 impairment losses related to Little Sheep. See Note 4.

(g)	2012 includes gain upon acquisition of Little Sheep of $74 million. See Note 4.

(h)	2013 includes $118 million of premiums and other costs related to the extinguishment of debt. See Note 4.

(i)	China includes investments in 4 unconsolidated affiliates totaling $52 million, $53 million and $72 million for 2014, 2013 and 2012, respectively.

(j)	Primarily includes cash, deferred tax assets and property, plant and equipment, net, related to our office facilities.

(k)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

(l)	U.S. identifiable assets included in the combined Corporate and KFC, Pizza Hut and Taco Bell Divisions totaled $1,952 million and $2,061 million in 2014 and 2013, respectively.

(m)
In 2014, 2013 and 2012, we recorded pre-tax refranchising gains of $6 million, $91 million and $122 million, respectively, in the U.S. The gains in 2013 and 2012 were primarily due to gains on sales of Taco Bell restaurants.

Note 18 – Contingencies

Lease Guarantees

As a result of having (a) assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributed certain Company restaurants to unconsolidated affiliates; and (c) guaranteed certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of December 27, 2014, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $650 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 27, 2014 was approximately $575 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 27, 2014 and December 28, 2013 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at December 27, 2014 our guarantee exposure under this program is approximately $6 million based on total loans outstanding of $29 million.

In addition to the guarantees described above, YUM has agreed to provide guarantees of up to approximately $100 million on behalf of franchisees for several financing programs related to specific initiatives. At December 27, 2014 our guarantee exposure under these financing programs is approximately $25 million based on total loans outstanding of $42 million.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates.  At December 27, 2014 there are no guarantees outstanding for unconsolidated affiliates.  Our unconsolidated affiliates had total revenues of approximately $1.1 billion for the year ended December 27, 2014 and assets and debt of approximately $344 million and $82 million, respectively, at December 27, 2014.

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

The following table summarizes the 2014 and 2013 activity related to our net self-insured property and casualty reserves as of December 27, 2014.

	Beginning Balance	Expense	Payments	Ending Balance
2014 Activity	$128	42	(54)	$116
2013 Activity	$142	47	(61)	$128

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

In early 2013, four putative class action complaints were filed in the U.S. District Court for the Central District of California against the Company and certain executive officers alleging claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs alleged that defendants made false and misleading statements concerning the Company’s current and future business and financial condition.  The four complaints were subsequently consolidated and transferred to the U.S. District Court for the Western District of Kentucky.  On August 5, 2013, lead plaintiff, Frankfurt Trust Investment GmbH, filed a Consolidated Class Action Complaint (“Amended Complaint”) on behalf of a putative class of all persons who purchased the Company’s stock between February 6, 2012 and February 4, 2013 (the “Class Period”).  The Amended Complaint no longer includes allegations relating to misstatements regarding the Company’s business or financial condition and instead alleges that, during the Class Period, defendants purportedly omitted information about the Company’s supply chain in China, thereby inflating the prices at which the Company’s securities traded.  On October 4, 2013, the Company and individual defendants filed a motion to dismiss the Amended Complaint.  On December 24, 2014, the District Court granted that motion to dismiss in its entirety and dismissed the Amended Complaint with prejudice. On January 16, 2015, lead plaintiff filed a notice of appeal to the United States Court of Appeal for the Sixth Circuit. The Company denies liability and intends to vigorously defend against all claims in the Amended Complaint.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

On May 9, 2013, Mr. Bauman filed a putative derivative action in Jefferson Circuit Court, Commonwealth of Kentucky against certain current and former officers and directors of the Company asserting breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with an alleged failure to implement proper controls in the Company’s purchases of poultry from suppliers to the Company’s China operations and with an alleged scheme to mislead investors about the Company’s growth prospects in China.  By agreement of the parties, the matter is temporarily stayed pending the appeal of the dismissal of the securities class action. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On February 14, 2013, Jennifer Zona, another purported shareholder of the Company, submitted a demand letter similar to the demand letters described above.  On May 21, 2013, Ms. Zona filed a putative derivative action in the U.S. District Court for the Western District of Kentucky against certain officers and directors of the Company asserting claims similar to those asserted by Mr. Bauman.  The case was subsequently reassigned to the same judge that the securities class action is before.  On October 14, 2013, the Company filed a motion to dismiss on the basis of the Special Committee’s findings. By agreement of the parties, the matter is temporarily stayed pending the appeal of the dismissal of the securities class action. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

On May 17, 2013, Sandra Wollman, another purported shareholder of the Company, submitted a demand letter similar to the demand letters described above. On December 9, 2013, Ms. Wollman filed a putative derivative action in the U.S. District Court for the Western District of Kentucky against certain current and former officers and directors of the Company asserting claims similar to those asserted by Mr. Bauman and Ms. Zona. By agreement of the parties, the matter was consolidated with the Zona action and is temporarily stayed pending the appeal of the dismissal of the securities class action. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Per order of the court, plaintiffs filed a second amended complaint to clarify the class claims. Plaintiffs also filed a motion for partial summary judgment. Taco Bell filed motions to strike and to dismiss, as well as a motion to alter or amend the second amended complaint. On August 29, 2014, the court denied plaintiffs’ motion for partial summary judgment. On that same date, the court granted Taco Bell’s motion to dismiss all but one of the California Private Attorney General Act claims. On October 29, 2014, plaintiffs filed a motion to amend the operative complaint and a motion to amend the class certification order. On December 16, 2014, the court partially granted both motions, rejecting plaintiffs’ proposed on-duty meal period class but certifying a limited rest break class and certifying an underpaid meal premium class, and allowing the plaintiffs to amend the complaint to reflect those certifications. On December 30, 2014, plaintiffs filed the third amended complaint. On January 12, 2015, Taco Bell filed a motion to dismiss or strike the underpaid meal premium class. That motion is set for hearing on February 25, 2015.

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

On May 16, 2013, a putative class action styled Bernardina Rodriguez v. Taco Bell Corp. was filed in California Superior Court. The plaintiff seeks to represent a class of current and former California hourly restaurant employees alleging various violations of California labor laws including failure to provide meal and rest periods, failure to pay hourly wages, failure to provide accurate written wage statements, failure to timely pay all final wages, and unfair or unlawful business practices in violation of California Business & Professions Code §17200. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell removed the case to federal court and, on June 25, 2013, plaintiff filed a first amended complaint to include a claim seeking penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act. Taco Bell’s motion to dismiss or stay the action in light of the In Re Taco Bell Wage and Hour Actions case was denied on October 30, 2013. In April 2014 the parties stipulated to address the sufficiency of plaintiff’s legal theory as to her discount meal break claim before conducting full discovery. A hearing on the parties’ cross-summary judgment motions was held on October 22, 2014, and on October 23, 2014, the court granted Taco Bell’s motion for summary judgment on the discount meal break claim and denied plaintiff’s motion. Discovery will continue as to plaintiff’s remaining claims.

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

On September 24, 2014, the parties entered into a Term Sheet setting forth the terms upon which the parties had agreed to settle this matter. Pursuant to the parties’ original agreement, one issue, the mileage of an average round trip, remained outstanding and was to be submitted for arbitration. The parties have instead negotiated a final settlement, inclusive of that issue and without any contingencies. The proposed settlement amount has been accrued in our Consolidated Financial Statements, and the associated cash payments will not be material.

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

Note 19 – Selected Quarterly Financial Data (Unaudited)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,292	$2,758	$2,891	$3,383	$11,324
Franchise and license fees and income	432	446	463	614	1,955
Total revenues	2,724	3,204	3,354	3,997	13,279
Restaurant profit	441	428	429	344	1,642
Operating Profit(a)	571	479	550	(43)	1,557
Net Income – YUM! Brands, Inc.	399	334	404	(86)	1,051
Basic earnings per common share	0.89	0.75	0.91	(0.20)	2.37
Diluted earnings per common share	0.87	0.73	0.89	(0.20)	2.32
Dividends declared per common share	0.37	0.37	—	0.82	1.56

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,099	$2,474	$3,021	$3,590	$11,184
Franchise and license fees and income	436	430	445	589	1,900
Total revenues	2,535	2,904	3,466	4,179	13,084
Restaurant profit	333	310	531	509	1,683
Operating Profit(b)	487	390	350	571	1,798
Net Income – YUM! Brands, Inc.(c)	337	281	152	321	1,091
Basic earnings per common share	0.74	0.62	0.34	0.72	2.41
Diluted earnings per common share	0.72	0.61	0.33	0.70	2.36
Dividends declared per common share	0.335	0.335	—	0.74	1.41

(a)	Includes a non-cash charge of $463 million in the fourth quarter related primarily to the impairment of Little Sheep intangible assets. See Note 4.

(b)
Includes a non-cash charge of $295 million in the third quarter related primarily to the impairment of Little Sheep intangible assets and net U.S. refranchising gains of $17 million, $28 million, $37 million and $9 million in the first, second, third and fourth quarters, respectively. See Note 4.

(c)	Includes an after-tax charge of $75 million in the fourth quarter related to the repurchase of Senior Unsecured Notes. See Note 4.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 27, 2014.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 27, 2014.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2014.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2014.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 27, 2014.

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

(3)
Exhibits:  The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-K. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 17, 2015

YUM! BRANDS, INC.

By:	/s/ Greg Creed

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Novak	Executive Chairman	February 17, 2015
David C. Novak

/s/ Greg Creed	Chief Executive Officer	February 17, 2015
Greg Creed	(principal executive officer)

/s/ Patrick J. Grismer	Chief Financial Officer	February 17, 2015
Patrick J. Grismer	(principal financial officer)

/s/ David E. Russell	Vice President, Finance and Corporate Controller	February 17, 2015
David E. Russell	(principal accounting officer)

/s/ Michael J. Cavanagh	Director	February 17, 2015
Michael J. Cavanagh

/s/ David W. Dorman	Director	February 17, 2015
David W. Dorman

/s/ Massimo Ferragamo	Director	February 17, 2015
Massimo Ferragamo

/s/ Mirian Graddick-Weir	Director	February 17, 2015
Mirian Graddick-Weir

/s/ Bonnie G. Hill	Director	February 17, 2015
Bonnie G. Hill

/s/ Jonathan S. Linen	Director	February 17, 2015
Jonathan S. Linen

/s/ Thomas C. Nelson	Director	February 17, 2015
Thomas C. Nelson

/s/ Thomas M. Ryan	Director	February 17, 2015
Thomas M. Ryan

/s/ Elane Stock	Director	February 17, 2015
Elane Stock

/s/ Jing-Shyh S. Su	Vice-Chairman of the Board	February 17, 2015
Jing-Shyh S. Su

/s/ Robert D. Walter	Director	February 17, 2015
Robert D. Walter

YUM! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, effective May 26, 2011, which is incorporated herein by reference from Exhibit 3.1 to YUM's Report on Form 8-K filed on May 31, 2011.

3.2	Amended and restated Bylaws of YUM, effective May 1, 2014, which are incorporated herein by reference from Exhibit 3.1 to YUM's Report on Form 8-K filed on May 6, 2014.

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

10.15.2†	Form of YUM 1999 Long Term Incentive Plan Award Agreement (2015) (Stock Options), as filed herewith.

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

10.18.2†	Form of YUM 1999 Long Term Incentive Plan Award Agreement (2015) (Stock Appreciation Rights), as filed herewith.

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

10.27†	1999 Long Term Incentive Plan Award (Stock Appreciation Rights) by and between the Company and David C. Novak, dated as of February 6, 2015, as filed herewith.

10.28†	YUM! Brands, Inc. Compensation Recovery Policy, Amended and Restated January 1, 2015, as filed herewith.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+
Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

†	Indicates a management contract or compensatory plan.