Form 10-Q
period 2015-03-21
YUM BRANDS INC
filed 2015-04-27
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 21, 2015

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

 The number of shares outstanding of the Registrant’s Common Stock as of April 22, 2015 was 432,400,739 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/21/2015	3/22/2014
Company sales	$2,179	$2,292
Franchise and license fees and income	443	432
Total revenues	2,622	2,724
Costs and Expenses, Net
Company restaurant expenses
Food and paper	688	725
Payroll and employee benefits	493	493
Occupancy and other operating expenses	616	633
Company restaurant expenses	1,797	1,851
General and administrative expenses	295	271
Franchise and license expenses	34	33
Closures and impairment (income) expenses	3	3
Refranchising (gain) loss	(10)	(3)
Other (income) expense	(3)	(2)
Total costs and expenses, net	2,116	2,153
Operating Profit	506	571
Interest expense, net	34	33
Income Before Income Taxes	472	538
Income tax provision	111	139
Net Income – including noncontrolling interests	361	399
Net Income (loss) – noncontrolling interests	(1)	—
Net Income – YUM! Brands, Inc.	$362	$399

Basic Earnings Per Common Share	$0.83	$0.89

Diluted Earnings Per Common Share	$0.81	$0.87

Dividends Declared Per Common Share	$—	$0.37

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/21/2015	3/22/2014

Net Income - including noncontrolling interests	$361	$399
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	(91)	(37)
Reclassification of adjustments and (gains) losses into Net Income	—	—
	(91)	(37)
Tax (expense) benefit	2	(2)
	(89)	(39)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	—	(6)
Reclassification of (gains) losses into Net Income	11	8
	11	2
Tax (expense) benefit	(4)	(1)
	7	1
Changes in derivative instruments
Unrealized gains (losses) arising during the year	13	5
Reclassification of (gains) losses into Net Income	(13)	(4)
	—	1
Tax (expense) benefit	—	—
	—	1
Other comprehensive income (loss), net of tax	(82)	(37)
Comprehensive Income - including noncontrolling interests	279	362
Comprehensive Income (loss) - noncontrolling interests	(2)	—
Comprehensive Income - YUM! Brands, Inc.	$281	$362

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/21/2015	3/22/2014
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$361	$399
Depreciation and amortization	139	140
Closures and impairment (income) expenses	3	3
Refranchising (gain) loss	(10)	(3)
Contributions to defined benefit pension plans	(76)	(8)
Deferred income taxes	(29)	(11)
Equity income from investments in unconsolidated affiliates	(9)	(13)
Excess tax benefits from share-based compensation	(19)	(13)
Share-based compensation expense	15	12
Changes in accounts and notes receivable	3	23
Changes in inventories	21	33
Changes in prepaid expenses and other current assets	(27)	(2)
Changes in accounts payable and other current liabilities	113	(20)
Changes in income taxes payable	51	53
Other, net	(20)	(23)
Net Cash Provided by Operating Activities	516	570

Cash Flows – Investing Activities
Capital spending	(227)	(172)
Proceeds from refranchising of restaurants	22	2
Other, net	9	2
Net Cash Used in Investing Activities	(196)	(168)

Cash Flows – Financing Activities
Repayments of long-term debt	(3)	(2)
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	—	—
Revolving credit facilities, three months or less, net	53	35
Repurchase shares of Common Stock	(124)	(124)
Excess tax benefits from share-based compensation	19	13
Employee stock option proceeds	10	11
Dividends paid on Common Stock	(178)	(164)
Other, net	(23)	(6)
Net Cash Used in Financing Activities	(246)	(237)
Effect of Exchange Rates on Cash and Cash Equivalents	23	(4)
Net Increase in Cash and Cash Equivalents	97	161
Cash and Cash Equivalents - Beginning of Period	578	573
Cash and Cash Equivalents - End of Period	$675	$734

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	3/21/2015	12/27/2014
ASSETS
Current Assets
Cash and cash equivalents	$675	$578
Accounts and notes receivable, net	373	325
Inventories	276	301
Prepaid expenses and other current assets	259	254
Deferred income taxes	97	93
Advertising cooperative assets, restricted	103	95
Total Current Assets	1,783	1,646

Property, plant and equipment, net	4,374	4,498
Goodwill	684	700
Intangible assets, net	299	318
Investments in unconsolidated affiliates	32	52
Other assets	547	560
Deferred income taxes	586	571
Total Assets	$8,305	$8,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,790	$1,972
Income taxes payable	131	77
Short-term borrowings	266	267
Advertising cooperative liabilities	103	95
Total Current Liabilities	2,290	2,411

Long-term debt	3,121	3,077
Other liabilities and deferred credits	1,123	1,244
Total Liabilities	6,534	6,732

Redeemable noncontrolling interest	8	9

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 433 and 434 shares issued in 2015 and 2014, respectively	—	—
Retained earnings	1,978	1,737
Accumulated other comprehensive income (loss)	(271)	(190)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,707	1,547
Noncontrolling interests	56	57
Total Shareholders’ Equity	1,763	1,604
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,305	$8,345

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (“2014 Form 10-K”).

YUM! Brands, Inc. and Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise primarily the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  References to YUM throughout these Notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

YUM consists of five reporting segments:

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2014 Form 10-K, our financial position as of March 21, 2015, and the results of our operations, comprehensive income and cash flows for the quarters ended March 21, 2015 and March 22, 2014. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 21, 2015. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2015	2014
Net Income – YUM! Brands, Inc.	$362	$399

Weighted-average common shares outstanding (for basic calculation)	438	447
Effect of dilutive share-based employee compensation	8	9
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	446	456
Basic EPS	$0.83	$0.89
Diluted EPS	$0.81	$0.87
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	6.7	6.1

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 21, 2015 and March 22, 2014, as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2015		2014	2015		2014	2015
November 2012	—		1,696	$—		$124	$—
November 2013	1,779		—	133		—	—
November 2014	217		—	17		—	983
Total	1,996	(a)	1,696	$150	(a)	$124	$983

(a)	Includes the effect of $26 million in share repurchases (0.3 million shares) with trade dates prior to March 21, 2015 but cash settlement dates subsequent to March 21, 2015.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 27, 2014, net of tax	$29	$(210)	$(9)	$(190)

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(88)	—	8	(80)

(Gains) losses reclassified from accumulated OCI, net of tax	—	7	(8)	(1)

OCI, net of tax	(88)	7	—	(81)

Balance at March 21, 2015, net of tax	$(59)	$(203)	$(9)	$(271)

Note 4 - Other (Income) Expense

	Quarter ended
	2015	2014
Equity (income) loss from investments in unconsolidated affiliates	$(9)	$(13)
Foreign exchange net (gain) loss and other	6	11
Other (income) expense	$(3)	$(2)

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

	3/21/2015	12/27/2014
Accounts and notes receivable, gross	$388	$337
Allowance for doubtful accounts	(15)	(12)
Accounts and notes receivable, net	$373	$325

Property, Plant and Equipment, net

	3/21/2015	12/27/2014
Property, plant and equipment, gross	$8,001	$8,082
Accumulated depreciation and amortization	(3,627)	(3,584)
Property, plant and equipment, net	$4,374	$4,498

Assets held for sale at March 21, 2015 and December 27, 2014 total $11 million and $14 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

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

	Noncontrolling Interests	Reedemable Noncontrolling Interest
Balance at December 27, 2014	$57	$9
Net Income (loss) – noncontrolling interests	(1)	—
Currency translation adjustments	—	(1)
Balance at March 21, 2015	$56	$8

Note 6 - Income Taxes

	Quarter ended
	2015	2014
Income tax provision	$111	$139
Effective tax rate	23.4%	25.9%

Our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. rate.

Our first quarter effective tax rate was lower than the prior year primarily due to a reduction in the cost of repatriating expected current year foreign earnings, partially offset by lapping the favorable impact of tax law changes in certain jurisdictions in the prior year.

Note 7 - Reportable Operating Segments

We identify our operating segments based on management responsibility. See Note 1 for a description of our operating segments. The following tables summarize Revenues and Operating Profit (loss) for each of our reportable operating segments:

	Quarter ended
Revenues	2015	2014
China	$1,256	$1,379
KFC Division	642	664
Pizza Hut Division	271	267
Taco Bell Division	431	391
India	22	23
	$2,622	$2,724

	Quarter ended
Operating Profit (loss)	2015	2014
China(a)	$190	$285
KFC Division	169	163
Pizza Hut Division	81	84
Taco Bell Division	115	84
India	(4)	(3)
Corporate and Other unallocated(b)	(45)	(42)
Operating Profit	$506	$571
Interest expense, net	(34)	(33)
Income Before Income Taxes	$472	$538

(a)	Includes equity income from investments in unconsolidated affiliates of $9 million and $13 million for the quarters ended March 21, 2015 and March 22, 2014, respectively.

(b)	Primarily Corporate general and administrative ("G&A") expenses and refranchising gains and (losses).

Note 8 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan ("the Plan"), is funded. We fund our other U.S. plans as benefits are paid.  The YUM Retirement Plan and our most significant non-qualified plan in the U.S. are closed to new salaried participants.

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended
	2015	2014
Service cost	$4	$4
Interest cost	13	12
Expected return on plan assets	(14)	(13)
Amortization of net loss	10	4
Net periodic benefit cost	$13	$7

Additional loss (gain) recognized due to:
Settlement (a)	$—	$3

(a)	Losses are a result of settlement transactions from a non-funded plan which exceeded the sum of annual service and interest costs for that plan. These losses were recorded in G&A expenses.

We contributed $75 million to the Plan in the quarter ended March 21, 2015. We do not anticipate any additional significant contributions during 2015.

Note 9 - Fair Value Measurements

As of March 21, 2015 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.5 billion (Level 2), compared to their carrying value of $3.2 billion. We estimated the fair value of debt using market quotes and calculations based on market rates.

The Company has interest rate swaps accounted for as fair value hedges, foreign currency forwards accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis. Interest rate swaps are used to reduce our exposure to interest rate risk and lower interest expense for a portion of our fixed-rate debt, and foreign currency forwards are used to reduce our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables. The fair value of these swaps, forwards and other investments were not material as of March 21, 2015. In addition, certain of the Company’s assets such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis if determined to be impaired. During the quarter ended March 21, 2015, there were no significant assets or liabilities subject to non-recurring fair value measurements.

Note 10 - Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which limits dispositions that qualify for discontinued operations presentation to those that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results.  Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business.  ASU 2014-08 was effective for the Company during the quarter ended March 21, 2015.  The adoption of this standard has not had an impact on our Financial Statements.

Note 11 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of having (a) assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributed certain Company restaurants to former unconsolidated affiliates; and (c) guaranteed certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 21, 2015, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $625 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 21, 2015 was approximately $550 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of March 21, 2015 was not material.

Other Franchise Guarantees

We have provided guarantees of $27 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were $75 million as of March 21, 2015.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

In early 2013, four putative class action complaints were filed in the U.S. District Court for the Central District of California against the Company and certain executive officers alleging claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs alleged that defendants made false and misleading statements concerning the Company’s current and future business and financial condition.  The four complaints were subsequently consolidated and transferred to the U.S. District Court for the Western District of Kentucky.  On August 5, 2013, lead plaintiff, Frankfurt Trust Investment GmbH, filed a Consolidated Class Action Complaint (“Amended Complaint”) on behalf of a putative class of all persons who purchased the Company’s stock between February 6, 2012 and February 4, 2013 (the “Class Period”).  The Amended Complaint no longer includes allegations relating to misstatements regarding the Company’s business or financial condition and instead alleges that, during the Class Period, defendants purportedly omitted information about the Company’s supply chain in China, thereby inflating the prices at which the Company’s securities traded.  On October 4, 2013, the Company and individual defendants filed a motion to dismiss the Amended Complaint.  On December 24, 2014, the District Court granted that motion to dismiss in its entirety and dismissed the Amended Complaint with prejudice. On January 16, 2015, lead plaintiff filed a notice of appeal to the United States Court of Appeal for the Sixth Circuit. Briefing on plaintiff’s appeal is scheduled to be complete by the end of April 2015. The Company denies liability and intends to vigorously defend against all claims in the Amended Complaint.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Per order of the court, plaintiffs filed a second amended complaint to clarify the class claims. Plaintiffs also filed a motion for partial summary judgment. Taco Bell filed motions to strike and to dismiss, as well as a motion to alter or amend the second amended complaint. On August 29, 2014, the court denied plaintiffs’ motion for partial summary judgment. On that same date, the court granted Taco Bell’s motion to dismiss all but one of the California Private Attorney General Act claims. On October 29, 2014, plaintiffs filed a motion to amend the operative complaint and a motion to amend the class certification order. On December 16, 2014, the court partially granted both motions, rejecting plaintiffs’ proposed on-duty meal period class but certifying a limited rest break class and certifying an underpaid meal premium class, and allowing the plaintiffs to amend the complaint to reflect those certifications. On December 30, 2014, plaintiffs filed the third amended complaint. On February 26, 2015, the court denied a motion by Taco Bell to dismiss or strike the underpaid meal premium class.

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

On September 24, 2014, the parties entered into a Term Sheet setting forth the terms upon which the parties had agreed to settle this matter. Pursuant to the parties’ original agreement, one issue, the mileage of an average round trip, remained outstanding and was to be submitted for arbitration. The parties have instead negotiated a final settlement, inclusive of that issue and without any contingencies. The court approved the settlement on March 26, 2015. The proposed settlement amount has been accrued in our Condensed Consolidated Financial Statements, and the associated cash payments will not be material.

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

Introduction and Overview

Yum! Brands, Inc. (“YUM” or the “Company”) operates, franchises or licenses a worldwide system of over 41,000 restaurants in more than 125 countries and territories, primarily through the concepts of KFC, Pizza Hut and Taco Bell. These three concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively. Of the more than 41,000 restaurants, 21% are operated by the Company and 79% are operated by franchisees, licensees or unconsolidated affiliates.

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

YUM consists of five reporting segments:

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Note Regarding Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (“2014 Form 10-K”). References to YUM throughout this discussion are made in first person notations of “we,” “us” or “our.”

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

•
Company Restaurant profit ("Restaurant profit") is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales. Within the Company Sales and Restaurant Profit analyses, Store Portfolio Actions represent the net impact of new unit openings, acquisitions, refranchising and store closures, and Other primarily represents the impact of same-store sales as well as the impact of changes in costs such as inflation/deflation.

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

Ongoing Earnings Growth Model

Our ongoing earnings growth model targets at least a 10% earnings per share ("EPS") growth rate, which is based on our ongoing Operating Profit growth targets of 15% in China, 10% for our KFC Division, 8% for our Pizza Hut Division and 6% for our Taco Bell Division.  While we believe India is a significant long-term growth driver, our ongoing earnings growth model currently assumes no impact from India growth. See the Division discussions within the Results of Operations of this MD&A for further details of our Divisional growth models.

2015 EPS, prior to Special Items, is expected to grow at least 10%, consistent with our ongoing targeted growth rate. As communicated in December 2014 (see specific guidance provided in December 2014 at http://www.yum.com) we expect EPS declines in the first half of the year followed by a very strong second half to arrive at least 10% growth for the full year. This is predicated largely on the continued recovery of our China business from the adverse publicity in July 2014 surrounding improper food handling practices by a former supplier.

China Division same-store sales are recovering as evidenced by the 12% decline in the first quarter of 2015 compared to a decline of 16% in the fourth quarter of 2014. While we anticipate further recovery of our China Division same-store sales in the second quarter, it is anticipated that our second quarter change in EPS, prior to Special Items, will be the low point for the year, with a decline of approximately 20% versus the second quarter of 2014. The expected decline in EPS in the second quarter is largely due to the lap of China Division’s strongest quarter in 2014, when same-store sales grew 15% and Operating Profit grew 188%, and a forecasted year-over-year increase in the quarterly Effective tax rate, prior to Special Items, of approximately three percentage points. We continue to believe that a sustained sales recovery in China will drive strong second half results and that we are on track to deliver EPS growth, prior to Special Items, of at least 10% for the full year.

Results of Operations

Summary

All comparisons within this summary below are versus the same period a year ago and exclude the impact of Special Items.  All system sales growth and Operating Profit comparisons exclude the impact of foreign currency translation.

For the quarter ended March 21, 2015 diluted EPS decreased 8% to $0.80 per share as sales and profits of our China Division, which is our largest profit contributor, were significantly impacted by adverse publicity in July 2014 surrounding improper food handling practices by a former supplier. During the quarter, China Division system sales declined 6%, same-store sales declined 12% and Operating Profit declined 31%.

Also during the quarter:

•	The China Division opened 171 new units.

•	KFC Division system sales increased 8% and Operating Profit increased 11%. Same-store sales increased 5% and the Division opened 72 new international units.

•	Pizza Hut Division system sales increased 2% and Operating Profit declined 2%. Same-store sales were even with the prior year and the Division opened 35 new international units.

•	Taco Bell Division system sales increased 9% and Operating Profit increased 37%. Same-store sales increased 6% and the Division opened 47 new units.

•	Foreign currency translation negatively impacted Operating Profit by $20 million.

•	Our effective tax rate decreased to 23.3% from 25.8%.

Worldwide

The Consolidated Results of Operations for the quarters ended March 21, 2015 and March 22, 2014 are presented below:

	Quarter ended
	2015	2014	% B/(W)
Company sales	$2,179	$2,292	(5)
Franchise and license fees and income	443	432	3
Total revenues	$2,622	$2,724	(4)

Restaurant profit	$382	$441	(13)
Restaurant margin %	17.5%	19.2%	(1.7)	ppts.

General and administrative ("G&A") expenses	$295	$271	(8)
Franchise and license expenses	34	33	(7)
Closures and impairment (income) expenses	3	3	(20)
Refranchising (gain) loss	(10)	(3)	NM
Other (income) expense	(3)	(2)	72
Operating Profit	$506	$571	(11)
Interest expense, net	34	33	(3)
Income tax provision	111	139	21
Effective Tax Rate	23.4%	25.9%	2.5	ppts.

Net Income – including noncontrolling interests	$361	$399	(10)
Net Income (loss) – noncontrolling interests	(1)	—	NM
Net Income – YUM! Brands, Inc.	$362	$399	(9)

Diluted earnings per share (a)	$0.81	$0.87	(7)
Diluted earnings per share before Special Items (a)	$0.80	$0.87	(8)

(a)	See Note 2 for the number of shares used in this calculation.

	Quarter ended
	2015	2014
System Sales Growth, reported	—%	2%
System Sales Growth, excluding FX	4%	4%

Unit Count	3/21/2015	3/22/2014	% Increase (Decrease)
Franchise & License	32,153	31,408	2
Company-owned	8,768	8,191	7
Unconsolidated Affiliates	770	725	6
	41,691	40,324	3

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter ended
Detail of Special Items	2015	2014
U.S. Refranchising gain (loss)(a)	$7	$2
Other Special Items Income (Expense)	(2)	—
Total Special Items Income (Expense)	5	2
Tax Benefit (Expense) on Special Items(b)	(2)	(1)
Special Items Income (Expense), net of tax	$3	$1
Average diluted shares outstanding	446	456
Special Items diluted EPS	$0.01	$—

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$501	$569
Special Items Income (Expense)	5	2
Reported Operating Profit	$506	$571

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.80	$0.87
Special Items EPS	0.01	—
Reported EPS	$0.81	$0.87

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	23.3%	25.8%
Impact on Tax Rate as a result of Special Items(b)	0.1%	0.1%
Reported Effective Tax Rate	23.4%	25.9%

(a)	Refranchising gains and losses in the U.S. have been reflected as Special Items due to the scope of our U.S. refranchising program in recent years and the volatility in associated gains and losses.

(b)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

KFC U.S. Acceleration Agreement

During the first quarter of 2015, we reached an agreement with our KFC U.S. franchisees that will give us brand marketing control as well as an accelerated path to improved assets and customer experience. In connection with this agreement we anticipate investing approximately $125 million over the next three years primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We currently expect a charge of approximately $90 million in 2015 (including $2 million incurred during the quarter ended March 21, 2015) for these investments, with the remaining charge split between 2016 and 2017. These charges are not being allocated to the KFC Division segment operating results and are instead being presented as Special Items due to their unique and long-term brand-building nature.

In addition to the investments above we have agreed to fund incremental system advertising dollars of $60 million. We currently expect to fund approximately $10 million of such advertising in 2015 with the remaining funding split between 2016 and 2017. Such amounts, which will begin being expensed in the second quarter of 2015, will be recorded in the KFC Division segment operating results.

China Division

The China Division has 6,846 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company is focused on rapidly adding KFC and Pizza Hut Casual Dining restaurants and accelerating the development of Pizza Hut Home Service (home delivery). Our ongoing earnings growth model in China includes low double-digit percentage unit additions, mid-single digit same-store sales growth and moderate margin improvement, which we expect to drive annual Operating Profit growth of 15%.

	Quarter ended
			% B/(W)
	2015	2014	Reported		Ex FX
Company sales	$1,235	$1,356	(9)		(6)
Franchise and license fees and income	21	23	(4)		(2)
Total revenues	$1,256	$1,379	(9)		(6)

Restaurant profit	$233	$317	(27)		(25)
Restaurant margin %	18.9%	23.4%	(4.5)	ppts.	(4.5)	ppts.

G&A expenses	$68	$62	(10)		(13)
Operating Profit	$190	$285	(33)		(31)

	Quarter ended
	2015	2014
System Sales Growth, reported	(9)%	20%
System Sales Growth, excluding FX	(6)%	17%
Same-Store Sales Growth %	(12)%	9%

			% Increase (Decrease)
Unit Count	3/21/2015	3/22/2014
Company-owned	5,521	5,103	8
Unconsolidated Affiliates	770	725	6
Franchise & License	555	504	10
	6,846	6,332	8

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$1,356	$68	$(154)	$(35)	$1,235
Cost of sales	(418)	(19)	34	11	(392)
Cost of labor	(241)	(15)	5	7	(244)
Occupancy and other	(380)	(23)	27	10	(366)
Company restaurant expenses	$(1,039)	$(57)	$66	$28	$(1,002)
Restaurant profit	$317	$11	$(88)	$(7)	$233

The increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales declines of 12%, wage inflation of 10% and commodity inflation of 4%, partially offset by labor efficiencies.

Franchise and License Fees and Income

The decrease in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by same-store sales declines, partially offset by refranchising.

G&A Expenses

The increase in G&A expenses, excluding the impact of foreign currency translation, was driven by higher compensation costs due to wage inflation and increased headcount.

Operating Profit

The decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by the impact of same-store sales declines and higher restaurant operating costs, partially offset by net new unit growth.

KFC Division

The KFC Division has 14,189 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 40% of both the Division’s units and profits, respectively, as of the end of 2014. Additionally, 91% of the KFC Division units were operated by franchisees and licensees as of the end of 2014. Our ongoing earnings growth model for the KFC Division includes low-single-digit percentage net unit and same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 10%.

	Quarter ended
			% B/(W)
	2015	2014	Reported		Ex FX
Company sales	$445	$469	(5)		6
Franchise and license fees and income	197	195	1		7
Total revenues	$642	$664	(3)		6

Restaurant profit	$68	$61	12		24
Restaurant margin %	15.3%	12.9%	2.4	ppts.	2.2	ppts.

G&A expenses	$79	$76	(3)		(11)
Operating Profit	$169	$163	4		11

	Quarter ended
	2015	2014
System Sales Growth, reported	1%	(1)%
System Sales Growth, excluding FX	8%	4%
Same-Store Sales Growth %	5%	1%

			% Increase (Decrease)
Unit Count	3/21/2015	3/22/2014
Franchise & License	12,866	12,630	2
Company-owned	1,323	1,262	5
	14,189	13,892	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$469	$6	$21	$(51)	$445
Cost of sales	(164)	(3)	(4)	18	(153)
Cost of labor	(114)	(1)	(1)	12	(104)
Occupancy and other	(130)	(3)	(1)	14	(120)
Company restaurant expenses	$(408)	$(7)	$(6)	$44	$(377)
Restaurant profit	$61	$(1)	$15	$(7)	$68

The increase in Company sales associated with store portfolio actions was driven by net new unit growth partially offset by refranchising. A significant other factor impacting Company sales and/or Restaurant profit was company same-store sales growth of 5%.

Franchise and License Fees and Income

The increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by growth in net new units and same-store sales.

G&A Expenses

The increase in G&A expenses, excluding the impact of foreign currency translation, was driven by higher compensation costs due to higher headcount in international markets, higher professional and legal fees and higher pension costs in the U.S.

Operating Profit

The increase in Operating Profit, excluding the impact of foreign currency translation, was driven by growth in same-store sales and net new units, partially offset by higher G&A.

Pizza Hut Division

The Pizza Hut Division has 13,595 units, approximately 60% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately 20% of both units and profits for the Division as of the end of 2014. Additionally, 94% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2014. Our ongoing earnings growth model for the Pizza Hut Division includes 3-4 percentage points of net unit growth and low-single-digit same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 8%.

	Quarter ended
			% B/(W)
	2015	2014	Reported		Ex FX
Company sales	$144	$140	3		5
Franchise and license fees and income	127	127	—		2
Total revenues	$271	$267	1		4

Restaurant profit	$17	$15	10		9
Restaurant margin %	11.6%	10.8%	0.8	ppts.	0.4	ppts.

G&A expenses	$57	$49	(15)		(18)
Operating Profit	$81	$84	(4)		(2)

	Quarter ended
	2015	2014
System Sales Growth, reported	(1)%	(2)%
System Sales Growth, excluding FX	2%	—%
Same-Store Sales Growth %	—%	(2)%

			% Increase (Decrease)
Unit Count	3/21/2015	3/22/2014
Franchise & License	12,805	12,594	2
Company-owned	790	744	6
	13,595	13,338	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$140	$9	$(2)	$(3)	$144
Cost of sales	(42)	(2)	3	1	(40)
Cost of labor	(43)	(3)	1	1	(44)
Occupancy and other	(40)	(3)	(1)	1	(43)
Company restaurant expenses	$(125)	$(8)	$3	$3	$(127)
Restaurant profit	$15	$1	$1	$—	$17

The increase in Company sales associated with store portfolio actions was driven by the impact of acquisitions and net new unit growth, partially offset by refranchising. A significant other factor impacting Company sales was a company same-store sales decline of 2%.

Franchise and License Fees and Income

The increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by net new unit growth.

G&A Expenses

The increase in G&A expenses, excluding the impact of foreign currency translation, was driven by strategic investments in international G&A, higher litigation costs and higher U.S. pension costs.

Operating Profit

The decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by higher G&A, partially offset by net new unit growth.

Taco Bell Division

The Taco Bell Division has 6,228 units, the vast majority of which are in the U.S. The Company owns 15% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. Our ongoing earnings growth model includes 100-200 net new units per year and low-single-digit same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 6%.

	Quarter ended
			% B/(W)
	2015	2014	Reported		Ex FX
Company sales	$335	$306	9		9
Franchise and license fees and income	96	85	13		13
Total revenues	$431	$391	10		10

Restaurant profit	$65	$48	37		37
Restaurant margin %	19.6%	15.6%	4.0	ppts.	4.0	ppts.

G&A expenses	$43	$45	2		2
Operating Profit	$115	$84	37		37

	Quarter ended
	2015	2014
System Sales Growth, reported	9%	—%
System Sales Growth, excluding FX	9%	—%
Same-Store Sales Growth %	6%	(1)%

			% Increase (Decrease)
Unit Count	3/21/2015	3/22/2014
Franchise & License	5,304	5,163	3
Company-owned	924	892	4
	6,228	6,055	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	2015
Company sales	$306	$12	$17	$335
Cost of sales	(92)	(3)	1	(94)
Cost of labor	(92)	(4)	(2)	(98)
Occupancy and other	(74)	(4)	—	(78)
Company restaurant expense	$(258)	$(11)	$(1)	$(270)
Restaurant profit	$48	$1	$16	$65

The increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 6%.

Franchise and License Fees and Income

The increase in Franchise and license fees and income was driven by same-store sales growth, lapping franchise incentives provided in the first quarter of 2014 related to the national launch of breakfast and net new unit growth.

G&A Expenses

There were no significant changes in G&A expenses for the quarter.

Operating Profit

The increase in Operating Profit was driven by same-store sales growth, lapping 2014 franchise incentives related to the national breakfast launch and net new unit growth.

India Division

The India Division has 833 units, predominately KFC and Pizza Hut restaurants. While we believe India is a significant long-term growth driver, our ongoing earnings model currently assumes no impact from India growth.

	Quarter ended
			% B/(W)
	2015	2014	Reported	Ex FX
Total revenues	$22	$23	(3)	(3)
Operating Profit (loss)	$(4)	$(3)	(24)	(24)

	Quarter ended
	2015	2014
System Sales Growth, reported	1%	(2)%
System Sales Growth, excluding FX	1%	10%
Same-Store Sales Growth %	(11)%	(1)%

			% Increase (Decrease)
Unit Count	3/21/2015	3/22/2014
Franchise & License	623	517	21
Company-owned	210	190	11
	833	707	18

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2015	2014	% B/(W)
Corporate G&A	$(44)	$(35)	(25)
Other unallocated	(1)	(7)	81
Interest expense, net	(34)	(33)	(3)
Income tax provision	(111)	(139)	21
Effective tax rate	23.4%	25.9%	2.5	ppts.

Corporate G&A

The increase in Corporate G&A was driven by higher compensation cost and higher professional fees.

Other Unallocated

Other unallocated primarily includes foreign exchange gains and losses and refranchising gains and losses. The change in Other unallocated was driven by higher refranchising gains in the current quarter.

Income Tax Provision

See Note 6 for a discussion of our income tax provision.

Consolidated Cash Flows

Net cash provided by operating activities was $516 million in 2015 versus $570 million in 2014. The decrease was primarily driven by lower Operating Profit before Special Items and higher contributions to defined benefit pension plans.

Net cash used in investing activities was $196 million in 2015 versus $168 million in 2014. The increase was primarily driven by higher capital spending.

Net cash used in financing activities was $246 million in 2015 versus $237 million in 2014. The increase was primarily driven by increased cash dividends paid.

Liquidity and Capital Resources

Operating in the quick service restaurant industry allows us to generate substantial cash flows from the operations of our company-owned stores and from our extensive franchise operations which require a limited YUM investment.  Net cash provided by operating activities has exceeded $2 billion annually since 2011.  We expect these levels of net cash provided by operating activities to continue in the foreseeable future.  However, unforeseen downturns in our business could adversely impact our cash flows from operations from the levels historically realized.

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

We generate a significant amount of cash from operating activities outside the U.S. that we have used historically to fund our international development. To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including share repurchases, dividends and debt repayments, we have historically been able to do so in a tax efficient manner. If we experience an unforeseen decrease in our cash flows from our U.S. operations or are unable to refinance future U.S. debt maturities, we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

Discretionary Spending

During the quarter ended March 21, 2015, we invested $227 million in capital spending, including $126 million in China, $59 million in the KFC Division, $14 million in the Pizza Hut Division, $23 million in the Taco Bell Division and $2 million in India.

During the quarter ended March 21, 2015, we repurchased shares of our Common Stock for $150 million, which includes the effect of $26 million in share repurchases with trade dates prior to March 21, 2015 but cash settlement dates subsequent to March 21, 2015.  As of March 21, 2015, we had remaining capacity to repurchase up to $983 million (excluding applicable transaction fees) of our outstanding Common Stock under the November 2014 authorization. See Note 3.

During the quarter ended March 21, 2015, we paid cash dividends of $178 million.  Additionally, on March 25, 2015, our Board of Directors approved a cash dividend of $0.41 per share of Common Stock, to be distributed on May 1, 2015 to shareholders of record at the close of business on April 10, 2015.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017 and includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

As of March 21, 2015, our unused Credit Facility totaled $781 million net of outstanding letters of credit of $50 million and outstanding borrowings of $469 million. The interest rate for borrowings under the Credit Facility ranges from 1.00% to 1.75% over the London Interbank Offered Rate.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements as of March 21, 2015 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2015 through 2043 and stated interest rates ranging from 3.75% to 6.88%.  These notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at March 21, 2015. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled within 30 days after notice.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

See Note 10 for details of recently adopted accounting pronouncements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries.  ASU 2014-09 is effective for the Company in our first quarter of fiscal 2018.  The standard allows for either a full retrospective or modified retrospective transition method. The Standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees or licensees, which are based on a percentage of franchise and license sales.  We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees and refranchising of company-owned restaurants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 21, 2015 to the disclosures made in Item 7A of the Company’s 2014 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 21, 2015.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan” or other similar terminology.  These forward-looking statements are based on current expectations and assumptions and upon data available at the time of the statements and are neither predictions nor guarantees of future events or performance.  The forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected.  Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 and any Risk Factors in Part II, Item 1A of this report, (ii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 27, 2014 and (iii) the factors described in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 27, 2014.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof.  We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of March 21, 2015, and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended March 21, 2015 and March 22, 2014. These condensed consolidated financial statements are the responsibility of YUM’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 27, 2014, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity, for the year then ended (not presented herein); and in our report dated February 17, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 27, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
April 27, 2015

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 11 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 21, 2015 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
12/28/14-1/24/15	642	$71.90	642	$1,087

1/25/15-2/21/15	460	$73.82	460	$1,053

2/22/15-3/21/15	894	$78.30	894	$983
Total	1,996	$75.21	1,996	$983

In November 2013, our Board of Directors authorized share repurchases through May 2015 of up to $750 million (excluding applicable transaction fees) of our outstanding Common Stock. 1.8 million shares were repurchased during the quarter ended March 21, 2015, exhausting this authorization.

On November 20, 2014, our Board of Directors authorized additional share repurchases through May 2016 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended March 21, 2015, 0.2 million shares were repurchased under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	April 27, 2015	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)