Form 10-Q
period 2015-06-13
YUM BRANDS INC
filed 2015-07-21
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 13, 2015

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

 The number of shares outstanding of the Registrant’s Common Stock as of July 15, 2015 was 431,205,561 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/13/2015	6/14/2014	6/13/2015	6/14/2014
Company sales	$2,659	$2,758	$4,838	$5,050
Franchise and license fees and income	446	446	889	878
Total revenues	3,105	3,204	5,727	5,928
Costs and Expenses, Net
Company restaurant expenses
Food and paper	841	886	1,529	1,611
Payroll and employee benefits	602	620	1,095	1,113
Occupancy and other operating expenses	805	824	1,421	1,457
Company restaurant expenses	2,248	2,330	4,045	4,181
General and administrative expenses	353	352	648	623
Franchise and license expenses	47	34	81	67
Closures and impairment (income) expenses	24	21	27	24
Refranchising (gain) loss	68	(4)	58	(7)
Other (income) expense	(6)	(8)	(9)	(10)
Total costs and expenses, net	2,734	2,725	4,850	4,878
Operating Profit	371	479	877	1,050
Interest expense, net	33	29	67	62
Income Before Income Taxes	338	450	810	988
Income tax provision	102	112	213	251
Net Income – including noncontrolling interests	236	338	597	737
Net Income – noncontrolling interests	1	4	—	4
Net Income – YUM! Brands, Inc.	$235	$334	$597	$733

Basic Earnings Per Common Share	$0.54	$0.75	$1.36	$1.64

Diluted Earnings Per Common Share	$0.53	$0.73	$1.34	$1.61

Dividends Declared Per Common Share	$0.82	$0.37	$0.82	$0.74

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/13/2015	6/14/2014	6/13/2015	6/14/2014

Net Income - including noncontrolling interests	$236	$338	$597	$737
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	39	(25)	(52)	(62)
Reclassification of adjustments and (gains) losses into Net Income	68	2	68	2
	107	(23)	16	(60)
Tax (expense) benefit	(2)	(1)	—	(3)
	105	(24)	16	(63)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	2	(5)	2	(11)
Reclassification of (gains) losses into Net Income	12	6	23	14
	14	1	25	3
Tax (expense) benefit	(5)	—	(9)	(1)
	9	1	16	2
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(1)	(5)	12	—
Reclassification of (gains) losses into Net Income	1	3	(12)	(1)
	—	(2)	—	(1)
Tax (expense) benefit	—	—	—	—
	—	(2)	—	(1)
Other comprehensive income (loss), net of tax	114	(25)	32	(62)
Comprehensive Income - including noncontrolling interests	350	313	629	675
Comprehensive Income (loss) - noncontrolling interests	1	—	(1)	—
Comprehensive Income - YUM! Brands, Inc.	$349	$313	$630	$675

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/13/2015	6/14/2014
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$597	$737
Depreciation and amortization	326	320
Closures and impairment (income) expenses	27	24
Refranchising (gain) loss	58	(7)
Contributions to defined benefit pension plans	(78)	(14)
Deferred income taxes	(77)	(10)
Equity income from investments in unconsolidated affiliates	(16)	(22)
Distributions of income received from unconsolidated affiliates	4	7
Excess tax benefits from share-based compensation	(40)	(25)
Share-based compensation expense	28	25
Changes in accounts and notes receivable	16	12
Changes in inventories	21	5
Changes in prepaid expenses and other current assets	(27)	(11)
Changes in accounts payable and other current liabilities	11	(27)
Changes in income taxes payable	91	96
Other, net	6	(26)
Net Cash Provided by Operating Activities	947	1,084

Cash Flows – Investing Activities
Capital spending	(404)	(408)
Changes in short-term investments, net	(16)	(227)
Proceeds from refranchising of restaurants	29	17
Other, net	39	4
Net Cash Used in Investing Activities	(352)	(614)

Cash Flows – Financing Activities
Repayments of long-term debt	(7)	(5)
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	—	—
Revolving credit facilities, three months or less, net	65	178
Repurchase shares of Common Stock	(287)	(300)
Excess tax benefits from share-based compensation	40	25
Employee stock option proceeds	11	16
Dividends paid on Common Stock	(355)	(327)
Other, net	(43)	(20)
Net Cash Used in Financing Activities	(576)	(433)
Effect of Exchange Rates on Cash and Cash Equivalents	39	(13)
Net Increase in Cash and Cash Equivalents	58	24
Cash and Cash Equivalents - Beginning of Period	578	573
Cash and Cash Equivalents - End of Period	$636	$597

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	6/13/2015	12/27/2014
ASSETS
Current Assets
Cash and cash equivalents	$636	$578
Accounts and notes receivable, net	350	325
Inventories	279	301
Prepaid expenses and other current assets	276	254
Deferred income taxes	104	93
Advertising cooperative assets, restricted	84	95
Total Current Assets	1,729	1,646

Property, plant and equipment, net	4,372	4,498
Goodwill	684	700
Intangible assets, net	294	318
Investments in unconsolidated affiliates	39	52
Other assets	554	560
Deferred income taxes	622	571
Total Assets	$8,294	$8,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,881	$1,972
Income taxes payable	156	77
Short-term borrowings	568	267
Advertising cooperative liabilities	84	95
Total Current Liabilities	2,689	2,411

Long-term debt	2,831	3,077
Other liabilities and deferred credits	1,141	1,244
Total Liabilities	6,661	6,732

Redeemable noncontrolling interest	8	9

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 432 and 434 shares issued in 2015 and 2014, respectively	—	—
Retained earnings	1,726	1,737
Accumulated other comprehensive income (loss)	(157)	(190)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,569	1,547
Noncontrolling interests	56	57
Total Shareholders’ Equity	1,625	1,604
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,294	$8,345

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2014 Form 10-K, our financial position as of June 13, 2015, and the results of our operations and comprehensive income for the quarters and years to date ended June 13, 2015 and June 14, 2014 and cash flows for the years to date ended June 13, 2015 and June 14, 2014. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended June 13, 2015. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2015	2014	2015	2014
Net Income – YUM! Brands, Inc.	$235	$334	$597	$733

Weighted-average common shares outstanding (for basic calculation)	437	446	437	446
Effect of dilutive share-based employee compensation	8	9	9	10
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	445	455	446	456
Basic EPS	$0.54	$0.75	$1.36	$1.64
Diluted EPS	$0.53	$0.73	$1.34	$1.61
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.3	5.9	5.3	6.1

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2015		2014	2015		2014	2015
November 2012	—		2,737	$—		$203	$—
November 2013	1,779		1,270	133		97	—
November 2014	1,901		—	162		—	838
Total	3,680	(a)	4,007	$295	(a)	$300	$838

(a)	Includes the effect of $8 million in share repurchases (0.1 million shares) with trade dates prior to June 13, 2015 but cash settlement dates subsequent to June 13, 2015.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 27, 2014, net of tax	$29	$(210)	$(9)	$(190)

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(51)	1	8	(42)

(Gains) losses reclassified from accumulated OCI, net of tax	68	15	(8)	75

OCI, net of tax	17	16	—	33

Balance at June 13, 2015, net of tax	$46	$(194)	$(9)	$(157)

Note 4 - Items Affecting Comparability of Net Income and Cash Flows

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended		Year to date
	2015	2014	2015	2014
China	$(2)	$(5)	$(4)	$(6)
KFC Division(a)	35	1	32	—
Pizza Hut Division(a)	36	(1)	37	(1)
Taco Bell Division	(1)	—	(7)	(1)
India	—	1	—	1
Worldwide	$68	$(4)	$58	$(7)

(a)
In 2010 we refranchised our then-remaining Company-operated restaurants in Mexico. To the extent we owned real estate related to these restaurants, we did not sell the real estate, but instead have leased it to the franchisee. During the quarter ended June 13, 2015 we initiated plans to sell this real estate and determined it was held for sale in accordance with GAAP. The sales price we expect to receive for this real estate exceeds its book value. However, the sale of the real estate will represent a substantial liquidation of our Mexican operations under GAAP. Accordingly, we are required to include accumulated translation losses associated with our Mexican business within our held for sale impairment evaluations. As such, we recorded a $68 million non-cash charge to Refranchising Loss, consisting of losses of $36 million and $32 million for our KFC and Pizza Hut Divisions, respectively. This loss represents the excess of the sum of the book value of the real estate and related assets, an insignificant amount of goodwill and our accumulated translation losses over the expected sales price. Our current expectation is that the real estate sale will close late in 2015 with limited, if any, additional pre-tax gain or loss. The sale is ultimately expected to result in a taxable gain as the anticipated proceeds will exceed the tax basis in the real estate, though the related tax expense will not be recognized until the sale closes.

Our KFC and Pizza Hut Divisions earned approximately $3 million and $1 million, respectively, of rental income in 2014 related to this real estate that will transfer to the buyer subsequent to the sale of the real estate. We will continue to earn U.S. dollar denominated franchise fees, most of which are sales-based royalties, under our existing franchise contracts.

KFC U.S. Acceleration Agreement

During the first quarter of 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to improved assets and customer experience. In connection with this agreement we anticipate investing approximately $125 million over the next three years primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We have recorded charges of $8 million and $10 million for the quarter and year to date ended June 13, 2015, respectively, for these investments. We currently expect a total charge of approximately $90 million in 2015 for these investments, with the remaining charge split between 2016 and 2017. These charges are not being allocated to the KFC Division segment operating results.

In addition to the investments above we have agreed to fund incremental system advertising dollars of $60 million. We currently expect to fund approximately $10 million of such advertising in 2015 with the remaining funding split between 2016 and 2017. These amounts are being recorded in the KFC Division segment operating results. During the quarter and year to date ended June 13, 2015, we expensed $3 million in incremental system advertising expense.

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	2015	2014	2015	2014
Equity (income) loss from investments in unconsolidated affiliates	$(7)	$(9)	$(16)	$(22)
Foreign exchange net (gain) loss and other	1	1	7	12
Other (income) expense	$(6)	$(8)	$(9)	$(10)

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

	6/13/2015	12/27/2014
Accounts and notes receivable, gross	$366	$337
Allowance for doubtful accounts	(16)	(12)
Accounts and notes receivable, net	$350	$325

Property, Plant and Equipment, net

	6/13/2015	12/27/2014
Property, plant and equipment, gross	$8,076	$8,082
Accumulated depreciation and amortization	(3,704)	(3,584)
Property, plant and equipment, net	$4,372	$4,498

Assets held for sale, included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets, total $31 million at June 13, 2015, including $16 million related to our Mexico business. Assets held for sale at December 27, 2014 totaled $14 million.

Noncontrolling Interests

Noncontrolling interests include the ownership interests of minority shareholders of the entities that operate KFC restaurants in Beijing and Shanghai, China.  The redeemable noncontrolling interest comprises the 7% ownership interest in Little Sheep that continues to be held by the Little Sheep founding shareholders, and is classified outside of permanent equity on our Condensed Consolidated Balance Sheets due to redemption rights held by the founding Little Sheep shareholders. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	Noncontrolling Interests	Reedemable Noncontrolling Interest
Balance at December 27, 2014	$57	$9
Net Income (loss) – noncontrolling interests	—	—
Currency translation adjustments and other	(1)	(1)
Balance at June 13, 2015	$56	$8

Note 7 - Income Taxes

	Quarter ended		Year to date
	2015	2014	2015	2014
Income tax provision	$102	$112	$213	$251
Effective tax rate	30.4%	24.9%	26.3%	25.4%

Our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. rate.

Our second quarter and year to date effective tax rates were higher than the prior year primarily due to the $68 million non-cash refranchising loss with no associated tax benefit related to the decision to dispose of our real estate in Mexico, the unfavorable impact of the resolution of uncertain tax positions in certain jurisdictions, and lapping the favorable resolution of uncertain tax positions in the prior year, partially offset by a reduction in the cost of repatriating expected current year foreign earnings.

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility. See Note 1 for a description of our operating segments. The following tables summarize Revenues and Operating Profit (loss) for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2015	2014	2015	2014
China	$1,636	$1,709	$2,892	$3,088
KFC Division	694	754	1,336	1,418
Pizza Hut Division	264	265	535	532
Taco Bell Division	476	439	907	830
India	35	37	57	60
	$3,105	$3,204	$5,727	$5,928

	Quarter ended		Year to date
Operating Profit (loss)	2015	2014	2015	2014
China(a)	$144	$194	$334	$479
KFC Division	152	155	321	318
Pizza Hut Division	60	63	141	147
Taco Bell Division	140	109	255	193
India	(3)	(1)	(7)	(4)
Unallocated and General and administrative expenses(b)	(54)	(48)	(100)	(83)
Unallocated Other income (expense)	—	3	(9)	(7)
Unallocated Refranchising gain (loss)(c)	(68)	4	(58)	7
Operating Profit	$371	$479	$877	$1,050
Interest expense, net	(33)	(29)	(67)	(62)
Income Before Income Taxes	$338	$450	$810	$988

(a)
Includes equity income from investments in unconsolidated affiliates of $7 million and $9 million for the quarters ended June 13, 2015 and June 14, 2014, respectively. Includes equity income from investments in unconsolidated affiliates of $16 million and $22 million for the years to date ended June 13, 2015 and June 14, 2014, respectively.

(b)
Primarily Corporate general and administrative ("G&A") expenses. Also included are costs associated with the KFC U.S. Acceleration Agreement of $8 million and $10 million for the quarter and year to date ending June 13, 2015, respectively.

(c)	See the Refranchising (Gain) Loss section of Note 4.

Note 9 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan is funded. We fund our other U.S. plans as benefits are paid.  The YUM Retirement Plan and our most significant non-qualified plan in the U.S. are closed to new salaried participants.

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended		Year to date
	2015	2014	2015	2014
Service cost	$4	$4	$8	$8
Interest cost	12	13	25	25
Expected return on plan assets	(14)	(13)	(28)	(26)
Amortization of net loss	11	4	21	8
Net periodic benefit cost	$13	$8	$26	$15

Additional loss (gain) recognized due to:
Settlement (a)	$1	$2	$1	$5

(a)	Losses are a result of settlement transactions from a non-funded plan which exceeded the sum of annual service and interest costs for that plan. These losses were recorded in G&A expenses.

We contributed $75 million to the YUM Retirement Plan during the year to date ended June 13, 2015. We do not anticipate any additional significant contributions during 2015.

Note 10 - Fair Value Measurements

As of June 13, 2015 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair values of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying values. The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.4 billion (Level 2), compared to their carrying value of $3.2 billion. We estimated the fair value of debt using market quotes and calculations based on market rates.

The Company has interest rate swaps accounted for as fair value hedges, foreign currency forwards accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis. Interest rate swaps are used to reduce our exposure to interest rate risk and lower interest expense for a portion of our fixed-rate debt, and foreign currency forwards are used to reduce our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables. The fair values of these swaps, forwards and other investments were not material as of June 13, 2015.

The Company's long-lived assets such as property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis if determined to be impaired. During the quarter and year to date ended June 13, 2015, we recorded restaurant-level impairment (Level 3) of $17 million and $18 million, respectively. During the quarter and year to date ended June 14, 2014, we recorded restaurant-level impairment (Level 3) of $14 million and $15 million, respectively. The remaining net book value of the assets measured at fair value as of June 13, 2015, subsequent to these impairments, was not significant.

In addition, during the quarter ended June 13, 2015, we initiated plans to sell real estate within our Mexico business and determined it was held for sale. See Note 4.

Note 11 - Recently Adopted Accounting Pronouncements

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

Note 12 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of having (a) assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributed certain Company restaurants to former unconsolidated affiliates; and (c) guaranteed certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 13, 2015, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $600 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 13, 2015 was approximately $525 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of June 13, 2015 was not material.

Other Franchise Guarantees

We have provided guarantees of $23 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were $76 million as of June 13, 2015.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

In early 2013, four putative class action complaints were filed in the U.S. District Court for the Central District of California against the Company and certain executive officers alleging claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs alleged that defendants made false and misleading statements concerning the Company’s current and future business and financial condition.  The four complaints were subsequently consolidated and transferred to the U.S. District Court for the Western District of Kentucky.  On August 5, 2013, lead plaintiff, Frankfurt Trust Investment GmbH, filed a Consolidated Class Action Complaint (“Amended Complaint”) on behalf of a putative class of all persons who purchased the Company’s stock between February 6, 2012 and February 4, 2013 (the “Class Period”).  The Amended Complaint no longer includes allegations relating to misstatements regarding the Company’s business or financial condition and instead alleges that, during the Class Period, defendants purportedly omitted information about the Company’s supply chain in China, thereby inflating the prices at which the Company’s securities traded.  On October 4, 2013, the Company and individual defendants filed a motion to dismiss the Amended Complaint.  On December 24, 2014, the District Court granted that motion to dismiss in its entirety and dismissed the Amended Complaint with prejudice. On January 16, 2015, lead plaintiff filed a notice of appeal to the United States Court of Appeal for the Sixth Circuit. Briefing on plaintiff’s appeal is complete and oral argument has been scheduled for August 4, 2015. The Company denies liability and intends to vigorously defend against all claims in the Amended Complaint.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

Per order of the court, plaintiffs filed a second amended complaint to clarify the class claims. Plaintiffs also filed a motion for partial summary judgment. Taco Bell filed motions to strike and to dismiss, as well as a motion to alter or amend the second amended complaint. On August 29, 2014, the court denied plaintiffs’ motion for partial summary judgment. On that same date, the court granted Taco Bell’s motion to dismiss all but one of the California Private Attorney General Act claims. On October 29, 2014, plaintiffs filed a motion to amend the operative complaint and a motion to amend the class certification order. On December 16, 2014, the court partially granted both motions, rejecting plaintiffs’ proposed on-duty meal period class but certifying a limited rest break class and certifying an underpaid meal premium class, and allowing the plaintiffs to amend the complaint to reflect those certifications. On December 30, 2014, plaintiffs filed the third amended complaint. On February 26, 2015, the court denied a motion by Taco Bell to dismiss or strike the underpaid meal premium class. Class notice will be issued shortly to the two recently-certified classes, and discovery and expert discovery is continuing.

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

2015 EPS, prior to Special Items, is expected to grow at least 10%, consistent with our ongoing targeted growth rate. As communicated in December 2014 (see specific guidance provided in December 2014 at http://www.yum.com) we expected EPS declines in the first half of the year followed by a very strong second half resulting in at least 10% growth for the full year. This was predicated largely on our expectation that the China business would continue to recover from the adverse publicity in July 2014 surrounding improper food handling practices by a former supplier.

For the year to date ended June 13, 2015 EPS, prior to Special Items, declined 7% driven by same-store sales declines in our China Division. As we lap last year's supplier incident, we continue to expect substantial same-store sales and Operating Profit growth in China in the second half of the year given overall trends in sales and brand perceptions. As a result, we believe that we are on track to meet our EPS growth expectation, prior to Special Items, of at least 10% for the full year.

Results of Operations

Summary

All comparisons within this summary below are versus the same period a year ago and exclude the impact of Special Items.  All system sales growth and Operating Profit comparisons exclude the impact of foreign currency translation.

For the quarter ended June 13, 2015 diluted EPS decreased 5% to $0.69 per share as sales and profits of our China Division, which is our largest profit contributor, were significantly impacted by residual effects of adverse publicity in July 2014 surrounding improper food handling practices by a former supplier. During the quarter, China Division system sales declined 4%, same-store sales declined 10% and Operating Profit declined 25%.

Also during the quarter:

•	The China Division opened 80 new units.

•	KFC Division system sales increased 6% and Operating Profit increased 10%. Same-store sales increased 3% and the Division opened 122 new international units.

•	Pizza Hut Division system sales increased 1% and Operating Profit declined 1%. Same-store sales were even with the prior year and the Division opened 66 new international units.

•	Taco Bell Division system sales increased 9% and Operating Profit increased 29%. Same-store sales increased 6% and the Division opened 58 new units.

•	India Division system sales were even with prior year and Operating Profit declined $2 million. Same-store sales decreased 11% and the Division opened 13 new units.

•	Foreign currency translation negatively impacted Operating Profit by $22 million.

•	Our effective tax rate increased to 25.6% from 24.9%.

Worldwide

The Consolidated Results of Operations for the quarters ended June 13, 2015 and June 14, 2014 are presented below:

	Quarter ended				Year to date
	2015	2014	% B/(W)		2015	2014	% B/(W)
Company sales	$2,659	$2,758	(4)		$4,838	$5,050	(4)
Franchise and license fees and income	446	446	—		889	878	1
Total revenues	$3,105	$3,204	(3)		$5,727	$5,928	(3)

Restaurant profit	$411	$428	(4)		$793	$869	(9)
Restaurant margin %	15.5%	15.5%	—	ppts.	16.4%	17.2%	(0.8)	ppts.

General and administrative ("G&A") expenses	$353	$352	(1)		$648	$623	(4)
Franchise and license expenses	47	34	(36)		81	67	(22)
Closures and impairment (income) expenses	24	21	(8)		27	24	(10)
Refranchising (gain) loss	68	(4)	NM		58	(7)	NM
Other (income) expense	(6)	(8)	(30)		(9)	(10)	(12)
Operating Profit	$371	$479	(22)		$877	$1,050	(16)
Interest expense, net	33	29	(15)		67	62	(9)
Income tax provision	102	112	8		213	251	15
Effective Tax Rate	30.4%	24.9%	(5.5)	ppts.	26.3%	25.4%	(0.9)	ppts.

Net Income – including noncontrolling interests	$236	$338	(30)		$597	$737	(19)
Net Income (loss) – noncontrolling interests	1	4	86		—	4	96
Net Income – YUM! Brands, Inc.	$235	$334	(30)		$597	$733	(19)

Diluted earnings per share (a)	$0.53	$0.73	(28)		$1.34	$1.61	(17)
Diluted earnings per share before Special Items (a)	$0.69	$0.73	(5)		$1.50	$1.60	(7)

(a)	See Note 2 for the number of shares used in this calculation.

	Quarter ended			Year to date
	2015	2014		2015	2014
System Sales Growth, reported	(2)%	4%		(1)%	3%
System Sales Growth, excluding FX	3%	6%		4%	5%

Unit Count	6/13/2015	6/14/2014	% Increase (Decrease)
Franchise & License	32,190	31,452	2
Company-owned	8,785	8,236	7
Unconsolidated Affiliates	773	731	6
	41,748	40,419	3

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter ended		Year to date
Detail of Special Items	2015	2014	2015	2014
Losses associated with the refranchising of equity markets outside the U.S.	$(73)	$—	$(73)	$—
Costs associated with KFC U.S. Acceleration Agreement	(8)	—	(10)	—
U.S. Refranchising gain(a)	1	1	8	3
Other Special Items Income (Expense)	2	—	2	—
Total Special Items Income (Expense)	(78)	1	(73)	3
Tax Benefit (Expense) on Special Items(b)	3	—	1	(1)
Special Items Income (Expense), net of tax	$(75)	$1	(72)	2
Average diluted shares outstanding	445	455	446	456
Special Items diluted EPS	$(0.16)	$—	$(0.16)	$0.01

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$449	$478	$950	$1,047
Special Items Income (Expense)	(78)	1	(73)	3
Reported Operating Profit	$371	$479	$877	$1,050

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.69	$0.73	$1.50	$1.60
Special Items EPS	(0.16)	—	(0.16)	0.01
Reported EPS	$0.53	$0.73	$1.34	$1.61

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	25.6%	24.9%	24.4%	25.4%
Impact on Tax Rate as a result of Special Items(b)	4.8%	—%	1.9%	—%
Reported Effective Tax Rate	30.4%	24.9%	26.3%	25.4%

(a)	Refranchising gains and losses in the U.S. have been reflected as Special Items due to the scope of our U.S. refranchising program in recent years and the volatility in associated gains and losses.

(b)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

Refranchising of Equity Markets Outside the U.S.

In 2010 we refranchised our then-remaining Company-operated restaurants in Mexico. To the extent we owned real estate related to these restaurants, we did not sell the real estate, but instead have leased it to the franchisee. During the quarter ended June 13, 2015 we initiated plans to sell this real estate and determined it was held for sale in accordance with GAAP. The sales price we expect to receive for this real estate exceeds its book value. However, the sale of the real estate will represent a substantial liquidation of our Mexican operations under GAAP. Accordingly, we are required to include accumulated translation losses associated with our Mexican business within our held for sale impairment evaluations. As such, we recorded a $68 million non-cash charge to Refranchising Loss as a Special Item. This loss represents the excess of the sum of the book value of the real estate and related assets, an insignificant amount of goodwill and our accumulated translation losses over the expected sales price. Our current expectation is that the real estate sale will close late in 2015 with limited, if any, additional pre-tax gain or loss. The sale is ultimately expected to result in a taxable gain as the anticipated proceeds will exceed the tax basis in the real estate, though the related tax expense will not be recognized until the sale closes. Our ex-Special tax rate for the quarter ended June 13, 2015 was favorably impacted by 2 percentage points as a result of this loss. There will be no impact on the full year ex-Special tax rate.

Additionally, during the quarter ended June 13, 2015 we recognized a Special Items charge of $5 million associated with refranchising initiatives within Pizza Hut Korea. As we had not begun to market the restaurants, no underlying assets have been classified as held for sale at June 13, 2015. Additional charges may occur as the refranchising moves forward, but such charges are not expected to be material at this time.

KFC U.S. Acceleration Agreement

During the first quarter of 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to improved assets and customer experience. In connection with this agreement we anticipate investing approximately $125 million over the next three years primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We have recorded charges of $8 million and $10 million for the quarter and year to date ended June 13, 2015, respectively, for these investments. We currently expect a total charge of approximately $90 million in 2015 for these investments, with the remaining charge split between 2016 and 2017. These charges are not being allocated to the KFC Division segment operating results and are instead being presented as Special Items due to their unique and long-term brand-building nature.

China Division

The China Division has 6,853 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company is focused on rapidly adding KFC and Pizza Hut Casual Dining restaurants and accelerating the development of Pizza Hut Home Service (home delivery). Our ongoing earnings growth model in China includes low double-digit percentage unit additions, mid-single digit same-store sales growth and moderate margin improvement, which we expect to drive annual Operating Profit growth of 15%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2015	2014	Reported		Ex FX		2015	2014	Reported		Ex FX
Company sales	$1,608	$1,683	(4)		(4)		$2,843	$3,039	(6)		(5)
Franchise and license fees and income	28	26	2		2		49	49	(1)		—
Total revenues	$1,636	$1,709	(4)		(4)		$2,892	$3,088	(6)		(5)

Restaurant profit	$234	$283	(17)		(17)		$467	$600	(22)		(21)
Restaurant margin %	14.6%	16.8%	(2.2)	ppts.	(2.2)	ppts.	16.4%	19.8%	(3.4)	ppts.	(3.3)	ppts.

G&A expenses	$100	$102	2		2		$168	$164	(2)		(3)
Operating Profit	$144	$194	(26)		(25)		$334	$479	(30)		(29)

	Quarter ended		Year to date
	2015	2014	2015	2014
System Sales Growth, reported	(4)%	21%	(6)%	20%
System Sales Growth, excluding FX	(4)%	21%	(5)%	19%
Same-Store Sales Growth %	(10)%	15%	(11)%	12%

			% Increase (Decrease)
Unit Count	6/13/2015	6/14/2014
Company-owned	5,520	5,138	7
Unconsolidated Affiliates	773	731	6
Franchise & License	560	518	8
	6,853	6,387	7

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$1,683	$87	$(161)	$(1)	$1,608
Cost of sales	(531)	(24)	40	—	(515)
Cost of labor	(337)	(17)	21	—	(333)
Occupancy and other	(532)	(30)	35	1	(526)
Company restaurant expenses	$(1,400)	$(71)	$96	$1	$(1,374)
Restaurant profit	$283	$16	$(65)	$—	$234

	Year to date
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$3,039	$155	$(315)	$(36)	$2,843
Cost of sales	(949)	(43)	74	11	(907)
Cost of labor	(578)	(32)	26	7	(577)
Occupancy and other	(912)	(53)	62	11	(892)
Company restaurant expenses	$(2,439)	$(128)	$162	$29	$(2,376)
Restaurant profit	$600	$27	$(153)	$(7)	$467

The increase in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit for the quarter were same-store sales declines of 10%, wage inflation of 9% and commodity inflation of 2%, partially offset by labor efficiencies.

The year to date increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Significant other factors impacting year to date Company sales and/or Restaurant profit were same-store sales declines of 11%, wage inflation of 10% and commodity inflation of 3%, partially offset by labor efficiencies.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter was driven by refranchising and net new unit growth, partially offset by franchise same-store sales declines of 11%.

Year to date Franchise and license fees and income was even, excluding the impact of foreign currency translation, with the impacts of refranchising and net new unit growth offset by franchise same-store sales declines of 11%.

G&A Expenses

The decrease in G&A expenses for the quarter was driven by lower incentive compensation costs.

The year to date increase in G&A expenses, excluding the impact of foreign currency translation, was driven by higher compensation costs due to wage inflation and increased headcount.

Operating Profit

The decrease in Operating Profit for the quarter and year to date, excluding the impact of foreign currency translation, was driven by the impact of same-store sales declines and higher restaurant operating costs, partially offset by labor efficiencies and net new unit growth.

KFC Division

The KFC Division has 14,234 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 40% of both the Division’s units and profits, respectively, as of the end of 2014. Additionally, 91% of the KFC Division units were operated by franchisees and licensees as of the end of 2014. Our ongoing earnings growth model for the KFC Division includes low-single-digit percentage net unit and same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 10%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2015	2014	Reported		Ex FX		2015	2014	Reported		Ex FX
Company sales	$505	$558	(9)		5		$950	$1,027	(7)		6
Franchise and license fees and income	189	196	(3)		7		386	391	(1)		7
Total revenues	$694	$754	(8)		6		$1,336	$1,418	(6)		6

Restaurant profit	$78	$72	8		24		$146	$133	10		24
Restaurant margin %	15.3%	12.9%	2.4	ppts.	2.2	ppts.	15.3%	12.9%	2.4	ppts.	2.2	ppts.

G&A expenses	$93	$94	—		(12)		$172	$170	(1)		(11)
Operating Profit	$152	$155	(2)		10		$321	$318	1		11

	Quarter ended		Year to date
	2015	2014	2015	2014
System Sales Growth, reported	(4)%	2%	(2)%	—%
System Sales Growth, excluding FX	6%	5%	7%	5%
Same-Store Sales Growth %	3%	2%	4%	2%

			% Increase (Decrease)
Unit Count	6/13/2015	6/14/2014
Franchise & License	12,904	12,624	2
Company-owned	1,330	1,282	4
	14,234	13,906	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$558	$9	$21	$(83)	$505
Cost of sales	(194)	(5)	—	28	(171)
Cost of labor	(135)	—	(4)	21	(118)
Occupancy and other	(157)	(2)	(2)	23	(138)
Company restaurant expenses	$(486)	$(7)	$(6)	$72	$(427)
Restaurant profit	$72	$2	$15	$(11)	$78

	Year to date
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$1,027	$15	$42	$(134)	$950
Cost of sales	(358)	(8)	(4)	46	(324)
Cost of labor	(249)	(1)	(5)	33	(222)
Occupancy and other	(287)	(5)	(3)	37	(258)
Company restaurant expenses	$(894)	$(14)	$(12)	$116	$(804)
Restaurant profit	$133	$1	$30	$(18)	$146

The increase in Company sales and Restaurant profit for the quarter and year to date associated with store portfolio actions was driven by net new unit growth partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4% for the quarter and year to date.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter and year to date, excluding the impact of foreign currency translation, was driven by growth in net new units and franchise and license same-store sales growth of 2% and 4% for the quarter and year to date, respectively.

G&A Expenses

The increase in G&A expenses for the quarter and year to date, excluding the impact of foreign currency translation, was driven by higher incentive compensation costs, higher compensation costs due to increased headcount in international markets and higher pension costs in the U.S.

Operating Profit

The increase in Operating Profit for the quarter and year to date, excluding the impact of foreign currency translation, was driven by growth in same-store sales and net new units, partially offset by higher G&A.

Pizza Hut Division

The Pizza Hut Division has 13,579 units, approximately 60% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately 20% of both units and profits for the Division as of the end of 2014. Additionally, 94% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2014. Our ongoing earnings growth model for the Pizza Hut Division includes 3-4 percentage points of net unit growth and low-single-digit same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 8%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2015	2014	Reported		Ex FX		2015	2014	Reported		Ex FX
Company sales	$145	$142	2		4		$289	$282	2		5
Franchise and license fees and income	119	123	(3)		2		246	250	(1)		2
Total revenues	$264	$265	—		3		$535	$532	1		3

Restaurant profit	$14	$10	40		38		$31	$25	22		21
Restaurant margin %	9.9%	7.2%	2.7	ppts.	2.4	ppts.	10.8%	9.0%	1.8	ppts.	1.4	ppts.

G&A expenses	$61	$58	(6)		(12)		$118	$107	(10)		(15)
Operating Profit	$60	$63	(4)		(1)		$141	$147	(4)		(2)

	Quarter ended		Year to date
	2015	2014	2015	2014
System Sales Growth, reported	(3)%	(2)%	(2)%	(2)%
System Sales Growth, excluding FX	1%	(1)%	2%	—%
Same-Store Sales Growth %	—%	(3)%	—%	(2)%

			% Increase (Decrease)
Unit Count	6/13/2015	6/14/2014
Franchise & License	12,778	12,588	2
Company-owned	801	750	7
	13,579	13,338	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$142	$8	$(2)	$(3)	$145
Cost of sales	(43)	(2)	4	1	(40)
Cost of labor	(44)	(2)	—	1	(45)
Occupancy and other	(45)	(3)	—	2	(46)
Company restaurant expenses	$(132)	$(7)	$4	$4	$(131)
Restaurant profit	$10	$1	$2	$1	$14

	Year to date
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$282	$17	$(4)	$(6)	$289
Cost of sales	(85)	(4)	7	2	(80)
Cost of labor	(87)	(5)	1	2	(89)
Occupancy and other	(85)	(6)	(1)	3	(89)
Company restaurant expenses	$(257)	$(15)	$7	$7	$(258)
Restaurant profit	$25	$2	$3	$1	$31

The increase in Company sales and Restaurant profit for the quarter and year to date associated with store portfolio actions was driven by the impact of acquisitions and net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were lower cost of sales in the U.S., primarily due to commodity deflation, and company same-store sales declines of 1% for both the quarter and year to date.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter and year to date, excluding the impact of foreign currency translation, was driven by net new unit growth. Franchise and license same-store sales were even for both the quarter and year to date.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven by strategic investments in international G&A and higher U.S. pension costs, partially offset by lower litigation costs.

The year to date increase in G&A expenses, excluding the impact of foreign currency translation, was driven by strategic investments in international G&A and higher U.S. pension costs.

Operating Profit

The decreases in Operating Profit for the quarter and year to date, excluding the impact of foreign currency translation, were driven by higher G&A, partially offset by net new unit growth and lower restaurant operating costs.

Taco Bell Division

The Taco Bell Division has 6,257 units, the vast majority of which are in the U.S. The Company owns 15% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. Our ongoing earnings growth model includes 100-200 net new units per year and low-single-digit same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 6%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2015	2014	Reported		Ex FX		2015	2014	Reported		Ex FX
Company sales	$370	$342	8		8		$705	$648	9		9
Franchise and license fees and income	106	97	9		9		202	182	11		11
Total revenues	$476	$439	9		9		$907	$830	9		9

Restaurant profit	$85	$61	41		41		$150	$109	39		39
Restaurant margin %	23.0%	17.7%	5.3	ppts.	5.3	ppts.	21.4%	16.7%	4.7	ppts.	4.7	ppts.

G&A expenses	$47	$43	(7)		(8)		$90	$88	(3)		(3)
Operating Profit	$140	$109	29		29		$255	$193	32		32

	Quarter ended		Year to date
	2015	2014	2015	2014
System Sales Growth, reported	9%	3%	9%	2%
System Sales Growth, excluding FX	9%	3%	9%	2%
Same-Store Sales Growth %	6%	2%	6%	1%

			% Increase (Decrease)
Unit Count	6/13/2015	6/14/2014
Franchise & License	5,330	5,181	3
Company-owned	927	893	4
	6,257	6,074	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	2015
Company sales	$342	$12	$16	$370
Cost of sales	(104)	(3)	4	(103)
Cost of labor	(100)	(4)	3	(101)
Occupancy and other	(77)	(4)	—	(81)
Company restaurant expense	$(281)	$(11)	$7	$(285)
Restaurant profit	$61	$1	$23	$85

	Year to date
Income / (Expense)	2014	Store Portfolio Actions	Other	2015
Company sales	$648	$24	$33	$705
Cost of sales	(196)	(6)	5	(197)
Cost of labor	(192)	(8)	1	(199)
Occupancy and other	(151)	(8)	—	(159)
Company restaurant expense	$(539)	$(22)	$6	$(555)
Restaurant profit	$109	$2	$39	$150

The quarter and year to date increases in Company sales and Restaurant profit associated with store portfolio actions were driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 5% and commodity deflation.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter was driven by franchise and license same-store sales growth of 6% and net new unit growth.

The year to date increase in Franchise and license fees and income was driven by franchise and license same-store sales growth of 6%, net new unit growth and lapping franchise incentives provided in the first quarter of 2014 related to the national launch of breakfast.

G&A Expenses

The increase in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven by higher incentive compensation costs and higher U.S. pension costs.

The year to date increase in G&A expenses was driven by higher U.S. pension costs and higher incentive compensation costs.

Operating Profit

The increase in Operating Profit for the quarter was driven by same-store sales growth, lower restaurant operating costs and net new unit growth.

The year to date increase in Operating Profit was driven by same-store sales growth, net new unit growth, lower restaurant operating costs and lapping 2014 franchise incentives related to the national breakfast launch.

India Division

The India Division has 825 units, predominately KFC and Pizza Hut restaurants. While we believe India is a significant long-term growth driver, our ongoing earnings model currently assumes no impact from India growth.

	Quarter ended				Year to date
			% B/(W)				% B/(W)
	2015	2014	Reported	Ex FX	2015	2014	Reported	Ex FX
Total revenues	$35	$37	(8)	(4)	$57	$60	(6)	(3)
Operating Profit (loss)	$(3)	$(1)	(105)	(103)	$(7)	$(4)	(52)	(52)

	Quarter ended		Year to date
	2015	2014	2015	2014
System Sales Growth, reported	(4)%	(1)%	(2)%	(2)%
System Sales Growth, excluding FX	—%	8%	1%	9%
Same-Store Sales Growth %	(11)%	(2)%	(11)%	(2)%

			% Increase (Decrease)
Unit Count	6/13/2015	6/14/2014
Franchise & License	618	541	14
Company-owned	207	173	20
	825	714	16

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2015	2014	% B/(W)		2015	2014	% B/(W)
Corporate G&A expenses	$(46)	$(48)	3		$(90)	$(83)	(9)
Other unallocated	(76)	7	NM		(77)	—	NM
Interest expense, net	(33)	(29)	(15)		(67)	(62)	(9)
Income tax provision	(102)	(112)	8		(213)	(251)	15
Effective tax rate	30.4%	24.9%	(5.5)	ppts.	26.3%	25.4%	(0.9)	ppts.

Corporate G&A Expenses

There were no significant changes in Corporate G&A expenses for the quarter.

The year to date increase in Corporate G&A expenses was driven by higher professional fees and higher compensation costs.

Other Unallocated

Other unallocated primarily includes refranchising gains and losses, charges related to the KFC U.S. acceleration agreement and foreign exchange gains and losses. The increased expense in 2015 for both the quarter and year to date was primarily driven by a refranchising loss of $68 million associated with the decision to sell our remaining real estate in Mexico. See Note 4 for discussion of refranchising gains and losses and charges related to the KFC U.S. acceleration agreement.

Interest Expense, Net

The increase in interest expense, net for quarter and year to date was driven by increased borrowings on our revolving line of credit.

Income Tax Provision

See Note 7 for a discussion of our income tax provision.

Consolidated Cash Flows

Net cash provided by operating activities was $947 million in 2015 versus $1,084 million in 2014. The decrease was primarily driven by lower Operating Profit before Special Items and higher contributions to defined benefit pension plans.

Net cash used in investing activities was $352 million in 2015 versus $614 million in 2014. The decrease was primarily driven by less cash available for short-term investments due to lower net cash provided by operating activities.

Net cash used in financing activities was $576 million in 2015 versus $433 million in 2014. The increase was primarily driven by lower incremental borrowings on our revolving credit facility.

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

Discretionary Spending

During the year to date ended June 13, 2015 we invested $404 million in capital spending, including $235 million in China, $91 million in the KFC Division, $22 million in the Pizza Hut Division, $44 million in the Taco Bell Division and $4 million in India.

During the year to date ended June 13, 2015 we repurchased shares of our Common Stock for $295 million, which includes the effect of $8 million in share repurchases with trade dates prior to June 13, 2015 but cash settlement dates subsequent to June 13, 2015.  As of June 13, 2015, we had remaining capacity to repurchase up to $838 million (excluding applicable transaction fees) of our outstanding Common Stock under the November 2014 authorization. See Note 3.

During the year to date ended June 13, 2015 we paid cash dividends of $355 million.  Additionally, on May 1, 2015, our Board of Directors approved a cash dividend of $0.41 per share of Common Stock, to be distributed on August 7, 2015 to shareholders of record at the close of business on July 17, 2015.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017 and includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

As of June 13, 2015, our unused Credit Facility totaled $814 million net of outstanding letters of credit of $5 million and outstanding borrowings of $481 million. The interest rate for borrowings under the Credit Facility ranges from 1.00% to 1.75% over the London Interbank Offered Rate based on the current bank loan credit rating of the Credit Facility.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements as of June 13, 2015 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2015 through 2043 and stated interest rates ranging from 3.75% to 6.88%.  These notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at June 13, 2015. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled within 30 days after notice.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

See Note 11 for details of recently adopted accounting pronouncements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries.  In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal 2018 with early adoption permitted in the first quarter of 2017.  The standard allows for either a full retrospective or modified retrospective transition method. The Standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees or licensees, which are based on a percentage of franchise and license sales.  We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees and refranchising of company-owned restaurants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 13, 2015 to the disclosures made in Item 7A of the Company’s 2014 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 13, 2015.

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

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of June 13, 2015, the related condensed consolidated statements of income and comprehensive income for each of the quarters and the year-to-date periods ended June 13, 2015 and June 14, 2014, and the related condensed consolidated statements of cash flows for the year-to-date periods ended June 13, 2015 and June 14, 2014. These condensed consolidated financial statements are the responsibility of YUM’s management.
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
July 21, 2015

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 13, 2015 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
3/22/15-4/18/15	597	$79.38	597	$936

4/19/15-5/16/15	569	$87.75	569	$886

5/17/15-6/13/15	518	$91.74	518	$838
Total	1,684	$86.01	1,684	$838

On November 20, 2014, our Board of Directors authorized share repurchases through May 2016 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended June 13, 2015, all share repurchases were made under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 10.1†	YUM! Performance Shares Plan, as amended and restated January 1, 2013

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	July 21, 2015	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)