Form 10-Q
period 2015-09-05
YUM BRANDS INC
filed 2015-10-15
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 5, 2015

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

 The number of shares outstanding of the Registrant’s Common Stock as of October 13, 2015 was 431,241,627 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/5/2015	9/6/2014	9/5/2015	9/6/2014
Company sales	$2,968	$2,891	$7,806	$7,941
Franchise and license fees and income	459	463	1,348	1,341
Total revenues	3,427	3,354	9,154	9,282
Costs and Expenses, Net
Company restaurant expenses
Food and paper	933	951	2,462	2,562
Payroll and employee benefits	625	642	1,720	1,755
Occupancy and other operating expenses	871	869	2,292	2,326
Company restaurant expenses	2,429	2,462	6,474	6,643
General and administrative expenses	328	323	976	946
Franchise and license expenses	65	42	146	109
Closures and impairment (income) expenses	3	6	30	30
Refranchising (gain) loss	2	(20)	60	(27)
Other (income) expense	(3)	(9)	(12)	(19)
Total costs and expenses, net	2,824	2,804	7,674	7,682
Operating Profit	603	550	1,480	1,600
Interest expense, net	32	28	99	90
Income Before Income Taxes	571	522	1,381	1,510
Income tax provision	145	119	358	370
Net income – including noncontrolling interests	426	403	1,023	1,140
Net income (loss) – noncontrolling interests	5	(1)	5	3
Net Income – YUM! Brands, Inc.	$421	$404	$1,018	$1,137

Basic Earnings Per Common Share	$0.97	$0.91	$2.33	$2.55

Diluted Earnings Per Common Share	$0.95	$0.89	$2.29	$2.50

Dividends Declared Per Common Share	$—	$—	$0.82	$0.74

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/5/2015	9/6/2014	9/5/2015	9/6/2014

Net Income - including noncontrolling interests	$426	$403	$1,023	$1,140
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(122)	33	(174)	(29)
Reclassification of adjustments and (gains) losses into Net Income	12	—	80	2
	(110)	33	(94)	(27)
Tax (expense) benefit	1	1	1	(2)
	(109)	34	(93)	(29)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	(3)	(9)	(1)	(20)
Reclassification of (gains) losses into Net Income	11	6	34	20
	8	(3)	33	—
Tax (expense) benefit	(3)	1	(12)
	5	(2)	21	—
Changes in derivative instruments
Unrealized gains (losses) arising during the period	8	—	20	—
Reclassification of (gains) losses into Net Income	(10)	—	(22)	(1)
	(2)	—	(2)	(1)
Tax (expense) benefit	—	—	—	—
	(2)	—	(2)	(1)
Other comprehensive income (loss), net of tax	(106)	32	(74)	(30)
Comprehensive Income - including noncontrolling interests	320	435	949	1,110
Comprehensive Income (loss) - noncontrolling interests	4	1	3	1
Comprehensive Income - YUM! Brands, Inc.	$316	$434	$946	$1,109

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/5/2015	9/6/2014
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$1,023	$1,140
Depreciation and amortization	505	501
Closures and impairment (income) expenses	30	30
Refranchising (gain) loss	60	(27)
Contributions to defined benefit pension plans	(83)	(17)
Deferred income taxes	(42)	(94)
Equity income from investments in unconsolidated affiliates	(31)	(31)
Distributions of income received from unconsolidated affiliates	9	12
Excess tax benefits from share-based compensation	(46)	(29)
Share-based compensation expense	40	36
Changes in accounts and notes receivable	(15)	(25)
Changes in inventories	62	24
Changes in prepaid expenses and other current assets	(27)	(3)
Changes in accounts payable and other current liabilities	197	59
Changes in income taxes payable	111	(24)
Other, net	24	60
Net Cash Provided by Operating Activities	1,817	1,612

Cash Flows – Investing Activities
Capital spending	(642)	(655)
Changes in short-term investments, net	(2)	(315)
Proceeds from refranchising of restaurants	72	66
Other, net	50	(16)
Net Cash Used in Investing Activities	(522)	(920)

Cash Flows – Financing Activities
Repayments of long-term debt	(10)	(7)
Short-term borrowings by original maturity
More than three months - proceeds	—	2
More than three months - payments	—	—
Three months or less, net	—	—
Revolving credit facilities, three months or less, net	(116)	397
Repurchase shares of Common Stock	(370)	(510)
Excess tax benefits from share-based compensation	46	29
Employee stock option proceeds	12	21
Dividends paid on Common Stock	(532)	(490)
Other, net	(49)	(28)
Net Cash Used in Financing Activities	(1,019)	(586)
Effect of Exchange Rates on Cash and Cash Equivalents	7	6
Net Increase in Cash and Cash Equivalents	283	112
Cash and Cash Equivalents - Beginning of Period	578	573
Cash and Cash Equivalents - End of Period	$861	$685

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	9/5/2015	12/27/2014
ASSETS
Current Assets
Cash and cash equivalents	$861	$578
Accounts and notes receivable, net	355	325
Inventories	230	301
Prepaid expenses and other current assets	248	254
Deferred income taxes	113	93
Advertising cooperative assets, restricted	112	95
Total Current Assets	1,919	1,646

Property, plant and equipment, net	4,263	4,498
Goodwill	674	700
Intangible assets, net	287	318
Investments in unconsolidated affiliates	53	52
Other assets	547	560
Deferred income taxes	563	571
Total Assets	$8,306	$8,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,811	$1,972
Income taxes payable	153	77
Short-term borrowings	566	267
Advertising cooperative liabilities	112	95
Total Current Liabilities	2,642	2,411

Long-term debt	2,651	3,077
Other liabilities and deferred credits	1,120	1,244
Total Liabilities	6,413	6,732

Redeemable noncontrolling interest	8	9

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 431 and 434 shares issued in 2015 and 2014, respectively	8	—
Retained earnings	2,079	1,737
Accumulated other comprehensive income (loss)	(262)	(190)
Total Shareholders’ Equity – YUM! Brands, Inc.	1,825	1,547
Noncontrolling interests	60	57
Total Shareholders’ Equity	1,885	1,604
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,306	$8,345

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2014 Form 10-K, our financial position as of September 5, 2015, and the results of our operations and comprehensive income for the quarters and years to date ended September 5, 2015 and September 6, 2014 and cash flows for the years to date ended September 5, 2015 and September 6, 2014. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended September 5, 2015. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2015	2014	2015	2014
Net Income – YUM! Brands, Inc.	$421	$404	$1,018	$1,137

Weighted-average common shares outstanding (for basic calculation)	436	443	437	445
Effect of dilutive share-based employee compensation	8	9	8	10
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	444	452	445	455
Basic EPS	$0.97	$0.91	$2.33	$2.55
Diluted EPS	$0.95	$0.89	$2.29	$2.50
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.2	5.2	4.3	5.4

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2015	2014	2015	2014	2015
November 2012	—	2,737	$—	$203	$—
November 2013	1,779	4,093	133	307	—
November 2014	2,737	—	237	—	763
Total	4,516	6,830	$370	$510	$763

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 27, 2014, net of tax	$29	$(210)	$(9)	$(190)

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(171)	—	16	(155)

(Gains) losses reclassified from accumulated OCI, net of tax	80	21	(18)	83

OCI, net of tax	(91)	21	(2)	(72)

Balance at September 5, 2015, net of tax	$(62)	$(189)	$(11)	$(262)

Note 4 - Items Affecting Comparability of Net Income and Cash Flows

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended		Year to date
	2015	2014	2015	2014
China	$(3)	$(6)	$(7)	$(12)
KFC Division(a)	4	(10)	36	(10)
Pizza Hut Division(a)	15	(3)	52	(4)
Taco Bell Division	(14)	—	(21)	(1)
India	—	(1)	—	—
Worldwide	$2	$(20)	$60	$(27)

(a)
In 2010 we refranchised our then-remaining Company-operated restaurants in Mexico. To the extent we owned it, we did not sell the real estate related to certain of these restaurants, instead leasing it to the franchisee. During the quarter ended June 13, 2015 we initiated plans to sell this real estate and determined it was held for sale in accordance with GAAP. On September 28, 2015, subsequent to our quarter ended September 5, 2015, we sold the real estate for approximately $58 million. While these proceeds exceeded the book value of the real estate, the sale represents a substantial liquidation of our Mexican operations under GAAP. Accordingly, we were required to include accumulated translation losses associated with our Mexican business within our carrying value when performing impairment evaluations subsequent to determining that the restaurants were held for sale. As such, we recorded charges of $12 million and $80 million in the quarter and year to date ended September 5, 2015, respectively, representing the excess of the sum of the book value of the real estate and other related assets and our accumulated translation losses over the then-expected sales price. Consistent with the classification of the original market refranchising transaction, these charges were classified as Refranchising Loss. Refranchising Losses of $4 million and $40 million were associated with the KFC Division for the quarter and year to date ended September 5, 2015, respectively. Refranchising Losses of $8 million and $40 million were associated with the Pizza Hut Division for the quarter and year to date ended September 5, 2015, respectively. The proceeds ultimately received for the real estate approximated our carrying value including the remaining unrecognized accumulated translation losses as of September 5, 2015.

Our KFC and Pizza Hut Divisions earned approximately $3 million and $1 million, respectively, of rental income in 2014 related to this real estate that will transfer to the buyer subsequent to the sale of the real estate. We will continue to earn U.S. dollar-denominated franchise fees, most of which are sales-based royalties, under our existing franchise contracts.

Additionally, during the quarter and year to date ended September 5, 2015 we recognized charges of $8 million and $13 million, respectively, within Refranchising Loss associated with the planned refranchising of our company-owned Pizza Hut restaurants in Korea. The remaining carrying value of these restaurants is not significant. While additional gains or losses may occur as the refranchising plans move forward, such amounts are not expected to be material at this time.

KFC U.S. Acceleration Agreement

During the first quarter of 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we anticipate investing approximately $125 million over the next three years primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We have recorded charges of $21 million and $31 million for the quarter and year to date ended September 5, 2015, respectively, for these investments. We currently expect a total charge of approximately $80 million in 2015 for these investments, with the remaining charge split between 2016 and 2017. These charges are not being allocated to the KFC Division segment operating results.

In addition to the investments above we have agreed to fund incremental system advertising dollars of $60 million. We currently expect to fund approximately $10 million of such advertising in 2015 with the remaining funding split between 2016 and 2017. These amounts are being recorded in the KFC Division segment operating results. During the quarter and year to date ended September 5, 2015, we expensed $3 million and $6 million, respectively, in incremental system advertising expense.

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	2015	2014	2015	2014
Equity (income) loss from investments in unconsolidated affiliates	$(15)	$(9)	$(31)	$(31)
Foreign exchange net (gain) loss and other	12	—	19	12
Other (income) expense	$(3)	$(9)	$(12)	$(19)

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

	9/5/2015	12/27/2014
Accounts and notes receivable, gross	$375	$337
Allowance for doubtful accounts	(20)	(12)
Accounts and notes receivable, net	$355	$325

Property, Plant and Equipment, net

	9/5/2015	12/27/2014
Property, plant and equipment, gross	$7,960	$8,082
Accumulated depreciation and amortization	(3,697)	(3,584)
Property, plant and equipment, net	$4,263	$4,498

Assets held for sale, which are classified within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets, total $34 million at September 5, 2015, including $22 million related to our Mexico business. Assets held for sale at December 27, 2014 totaled $14 million.

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

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance at December 27, 2014	$57	$9
Net Income (loss) – noncontrolling interests	6	(1)
Currency translation adjustments and other	(3)	—
Balance at September 5, 2015	$60	$8

Note 7 - Income Taxes

	Quarter ended		Year to date
	2015	2014	2015	2014
Income tax provision	$145	$119	$358	$370
Effective tax rate	25.3%	22.7%	25.9%	24.5%

Our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. rate.

Our third quarter and year to date effective tax rates were higher than the prior year primarily due to the refranchising loss (See Note 4 for details of refranchising loss) with no associated tax benefit related to the decision to dispose of our real estate in Mexico and the unfavorable impact associated with a valuation allowance charge resulting from a change in judgment regarding the future use of certain deferred tax assets in a foreign market, partially offset by a reduction in the year-over-year expected cost of repatriating foreign earnings.

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility. See Note 1 for a description of our operating segments. The following tables summarize Revenues and Operating Profit (loss) for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2015	2014	2015	2014
China	$1,969	$1,840	$4,861	$4,928
KFC Division	694	771	2,030	2,189
Pizza Hut Division	262	264	797	796
Taco Bell Division	473	443	1,380	1,273
India	29	36	86	96
	$3,427	$3,354	$9,154	$9,282

	Quarter ended		Year to date
Operating Profit (loss)	2015	2014	2015	2014
China(a)	$327	$202	$661	$681
KFC Division	150	169	471	487
Pizza Hut Division	67	68	208	215
Taco Bell Division	132	124	387	317
India	(8)	(3)	(15)	(7)
Unallocated and General and administrative expenses(b)	(53)	(33)	(153)	(116)
Unallocated Other income (expense)	(10)	3	(19)	(4)
Unallocated Refranchising gain (loss)(c)	(2)	20	(60)	27
Operating Profit	$603	$550	$1,480	$1,600
Interest expense, net	(32)	(28)	(99)	(90)
Income Before Income Taxes	$571	$522	$1,381	$1,510

(a)
Includes equity income from investments in unconsolidated affiliates of $15 million and $9 million for the quarters ended September 5, 2015 and September 6, 2014, respectively. Includes equity income from investments in unconsolidated affiliates of $31 million for both of the years to date ended September 5, 2015 and September 6, 2014.

(b)
Primarily Corporate general and administrative ("G&A") expenses. Also included are costs associated with the KFC U.S. Acceleration Agreement of $21 million and $31 million for the quarter and year to date ended September 5, 2015, respectively. See Note 4.

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended		Year to date
	2015	2014	2015	2014
Service cost	$5	$4	$13	$12
Interest cost	13	12	38	37
Expected return on plan assets	(15)	(13)	(43)	(39)
Amortization of net loss	10	4	31	12
Amortization of prior service cost	1	1	1	1
Net periodic benefit cost	$14	$8	$40	$23

Additional loss (gain) recognized due to:
Settlement (a)	$—	$1	$1	$6

(a)	Losses are a result of settlement transactions from a non-funded plan which exceeded the sum of annual service and interest costs for that plan. These losses were recorded in G&A expenses.

We contributed $75 million to the YUM Retirement Plan during the year to date ended September 5, 2015. We do not anticipate any additional significant contributions during 2015.

Note 10 - Fair Value Measurements

As of September 5, 2015 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair values of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying values. The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.2 billion (Level 2), compared to their carrying value of $3.1 billion. We estimated the fair value of debt using market quotes and calculations based on market rates.

The Company has interest rate swaps accounted for as fair value hedges, foreign currency swaps and forwards accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis. Interest rate swaps are used to reduce our exposure to interest rate risk and lower interest expense for a portion of our fixed-rate debt, and foreign currency swaps and forwards are used to reduce our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany receivables and payables. The fair values of these swaps, forwards and other investments were not material as of September 5, 2015.

The Company's long-lived assets such as property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis if determined to be impaired. During the quarter and year to date ended September 5, 2015, we recorded restaurant-level impairment (Level 3) of $1 million and $19 million, respectively. During the year to date ended September 4, 2014, we recorded restaurant-level impairment (Level 3) of $15 million. The remaining net book value of the assets measured at fair value as of September 5, 2015, subsequent to these impairments, was not significant.

In addition, during the year to date ended September 5, 2015, we initiated plans to sell real estate within our Mexico business and determined it was held for sale. See Note 4.

Note 11 - Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which limits dispositions that qualify for discontinued operations presentation to those that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results.  Strategic shifts could include a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of the business.  ASU 2014-08 was effective for the Company beginning with the quarter ended March 21, 2015.  The adoption of this standard has not had an impact on our Financial Statements.

Note 12 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of having (a) assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributed certain Company restaurants to former unconsolidated affiliates; and (c) guaranteed certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 5, 2015, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $600 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 5, 2015 was approximately $500 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of September 5, 2015 was not material.

Other Franchise Guarantees

We have provided guarantees of $20 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were $70 million as of September 5, 2015.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

In early 2013, four putative class action complaints were filed in the U.S. District Court for the Central District of California against the Company and certain executive officers alleging claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  Plaintiffs alleged that defendants made false and misleading statements concerning the Company’s current and future business and financial condition.  The four complaints were subsequently consolidated and transferred to the U.S. District Court for the Western District of Kentucky.  On August 5, 2013, lead plaintiff, Frankfurt Trust Investment GmbH, filed a Consolidated Class Action Complaint (“Amended Complaint”) on behalf of a putative class of all persons who purchased the Company’s stock between February 6, 2012 and February 4, 2013 (the “Class Period”).  The Amended Complaint no longer includes allegations relating to misstatements regarding the Company’s business or financial condition and instead alleges that, during the Class Period, defendants purportedly omitted information about the Company’s supply chain in China, thereby inflating the prices at which the Company’s securities traded.  On October 4, 2013, the Company and individual defendants filed a motion to dismiss the Amended Complaint.  On December 24, 2014, the District Court granted that motion to dismiss in its entirety and dismissed the Amended Complaint with prejudice. On January 16, 2015, lead plaintiff filed a notice of appeal to the United States Court of Appeal for the Sixth Circuit. Oral argument of plaintiff’s appeal took place on August 4, 2015. On August 20, 2015, a three judge panel of the United States Court of Appeal for the Sixth Circuit unanimously affirmed dismissal of all claims against the Company and the individual defendants. Lead plaintiff did not file a petition for panel rehearing or a petition for hearing en banc before the applicable deadlines. The deadline for the plaintiff to file a petition for certiorari to the U.S. Supreme Court is November 18, 2015. The Company denies liability and intends to vigorously defend against all claims in the Amended Complaint. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

On February 14, 2013, Jennifer Zona, another purported shareholder of the Company, submitted a demand letter similar to the demand letters described above.  On May 21, 2013, Ms. Zona filed a putative derivative action in the U.S. District Court for the Western District of Kentucky against certain officers and directors of the Company asserting claims similar to those asserted by Mr. Bauman.  The case was subsequently reassigned to the same judge that the securities class action is before.  On October 14, 2013, the Company filed a motion to dismiss on the basis of the Special Committee’s findings. On October 14, 2015, the plaintiff filed a notice of voluntary dismissal.

On May 17, 2013, Sandra Wollman, another purported shareholder of the Company, submitted a demand letter similar to the demand letters described above. On December 9, 2013, Ms. Wollman filed a putative derivative action in the U.S. District Court for the Western District of Kentucky against certain current and former officers and directors of the Company asserting claims similar to those asserted by Mr. Bauman and Ms. Zona. This matter was consolidated with the Zona action, and on October 14, 2015 the plaintiff filed a notice of voluntary dismissal.

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

Per order of the court, plaintiffs filed a second amended complaint to clarify the class claims. Plaintiffs also filed a motion for partial summary judgment. Taco Bell filed motions to strike and to dismiss, as well as a motion to alter or amend the second amended complaint. On August 29, 2014, the court denied plaintiffs’ motion for partial summary judgment. On that same date, the court granted Taco Bell’s motion to dismiss all but one of the California Private Attorney General Act claims. On October 29, 2014, plaintiffs filed a motion to amend the operative complaint and a motion to amend the class certification order. On December 16, 2014, the court partially granted both motions, rejecting plaintiffs’ proposed on-duty meal period class but certifying a limited rest break class and certifying an underpaid meal premium class, and allowing the plaintiffs to amend the complaint to reflect those certifications. On December 30, 2014, plaintiffs filed the third amended complaint. On February 26, 2015, the court denied a motion by Taco Bell to dismiss or strike the underpaid meal premium class. Class notice was issued to the two recently-certified classes, and discovery and expert discovery commenced. On October 5, 2015, Taco Bell filed a motion to decertify the classes. The same day, Plaintiffs filed a motion for summary judgment.

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

On May 16, 2013, a putative class action styled Bernardina Rodriguez v. Taco Bell Corp. was filed in California Superior Court. The plaintiff seeks to represent a class of current and former California hourly restaurant employees alleging various violations of California labor laws including failure to provide meal and rest periods, failure to pay hourly wages, failure to provide accurate written wage statements, failure to timely pay all final wages, and unfair or unlawful business practices in violation of California Business & Professions Code §17200. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell removed the case to federal court and, on June 25, 2013, plaintiff filed a first amended complaint to include a claim seeking penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act. Taco Bell’s motion to dismiss or stay the action in light of the In Re Taco Bell Wage and Hour Actions case was denied on October 30, 2013. In April 2014 the parties stipulated to address the sufficiency of plaintiff’s legal theory as to her discount meal break claim before conducting full discovery. A hearing on the parties’ cross-summary judgment motions was held on October 22, 2014, and on October 23, 2014, the court granted Taco Bell’s motion for summary judgment on the discount meal break claim and denied plaintiff’s motion. Discovery is continuing as to plaintiff’s remaining claims.

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

Ongoing Earnings Growth Model

Our ongoing earnings growth model targets at least a 10% earnings per share (“EPS”) growth rate, which is based on our ongoing Operating Profit growth targets of 15% in China, 10% for our KFC Division, 8% for our Pizza Hut Division and 6% for our Taco Bell Division. While we believe India is a significant long-term growth driver, our ongoing earnings growth model currently assumes no impact from India growth. See the Division discussions within the Results of Operations of this MD&A for further details of our Divisional growth models.

As communicated in December 2014 (see specific guidance provided in December 2014 at http://www.yum.com) we expected 2015 EPS, prior to Special Items, would decline in the first half of the year followed by a very strong second half resulting in at least 10% growth for the full year. This was predicated largely on our expectation that the China business would continue to recover from the adverse publicity in July 2014 surrounding improper food handling practices by a former supplier.

As expected, China Division sales turned significantly positive as we lapped last July’s supplier incident. For the quarter ended September 5, 2015, same-store sales grew 2% for the China Division, including 3% growth at KFC and a 1% decline at Pizza Hut Casual Dining. However, these sales results trailed our expectations, particularly at Pizza Hut. Sales in China continue to be difficult to forecast due to ongoing volatility. For example, sales in the first week of October were substantially above expectations, while sales in the second week of October were substantially below expectations.

On this basis, we now estimate that China Division same-store sales for the fourth quarter could range from 0% to 4%, with positive same-store sales growth at KFC and negative same-store sales at Pizza Hut Casual Dining. Should the most recent trend persist, fourth-quarter same-store sales growth would be towards the lower end of this range; should trends improve, same-store sales growth would be towards the upper end of this range. For the full year, China Division same-store sales are expected to be low-single-digit negative, and China Division operating profit is expected to be about flat to prior year, excluding the impact of foreign exchange.

Compared to our outlook as of our second-quarter earnings release, we now expect incremental foreign exchange headwinds to negatively impact our full-year EPS growth rate by one to two percentage points. Combining this with the revised China sales trends outlined above, we now expect our EPS growth rate, prior to Special Items, to range from about flat to low-single-digit positive for the full year.

Beginning with October and through the end of the year, we will report monthly same-store sales to provide greater visibility to sales trends in China.

Results of Operations

Summary

All comparisons within this summary below are versus the same period a year ago and exclude the impact of Special Items.

For the quarter ended September 5, 2015 diluted EPS increased 14% to $1.00 per share as sales and profits of our China Division, which is our largest profit contributor, began lapping the residual effects of adverse publicity in July 2014 surrounding improper food handling practices by a former supplier.

For the year to date ended September 5, 2015 diluted EPS increased 1% to $2.50 per share as our Taco Bell and KFC Divisions sustained their positive sales and profit momentum, offsetting the first half decline in our China Division and underperformance in our Pizza Hut Division.

Quarter highlights:

	China Division	KFC Division	Pizza Hut Division	Taco Bell Division	India Division
System Sales Growth (Decline)(a)	8%	6%	2%	7%	(9)%
Operating Profit Growth (Decline)(a)	64%	3%	—%	6%	(186)%
Same-store Sales Growth (Decline)	2%	3%	1%	4%	(18)%
New Units	108	146	136	62	10

Additionally:

•	Our effective tax rate increased to 24.8% from 22.4%.

Year to date highlights:

	China Division	KFC Division	Pizza Hut Division	Taco Bell Division	India Division
System Sales Growth (Decline)(a)	—%	7%	2%	8%	(3)%
Operating Profit Growth (Decline)(a)	(1)%	8%	(1)%	22%	(107)%
Same-store Sales Growth (Decline)	(6)%	3%	—%	5%	(14)%
New Units	359	341	307	167	31

Additionally:

•	Our effective tax rate increased to 24.6% from 24.4%.

(a)
System Sales and Operating Profit percentages as shown in table exclude the impact of foreign currency translation. Foreign currency translation negatively impacted reported Operating Profit by $29 million and $70 million, respectively, in the quarter and year to date ended September 5, 2015.

Worldwide

The Consolidated Results of Operations for the quarters and years to date ended September 5, 2015 and September 6, 2014 are presented below:

	Quarter ended				Year to date
	2015	2014	% B/(W)		2015	2014	% B/(W)
Company sales	$2,968	$2,891	3		$7,806	$7,941	(2)
Franchise and license fees and income	459	463	(1)		1,348	1,341	—
Total revenues	$3,427	$3,354	2		$9,154	$9,282	(1)

Restaurant profit	$539	$429	25		$1,332	$1,298	3
Restaurant margin %	18.2%	14.9%	3.3	ppts.	17.1%	16.3%	0.8	ppts.

General and administrative ("G&A") expenses	$328	$323	(1)		$976	$946	(3)
Franchise and license expenses	65	42	(54)		146	109	(34)
Closures and impairment (income) expenses	3	6	48		30	30	2
Refranchising (gain) loss	2	(20)	NM		60	(27)	NM
Other (income) expense	(3)	(9)	(67)		(12)	(19)	(38)
Operating Profit	$603	$550	10		$1,480	$1,600	(7)
Interest expense, net	32	28	(11)		99	90	(9)
Income tax provision	145	119	(22)		358	370	3
Effective Tax Rate	25.3%	22.7%	(2.6)	ppts.	25.9%	24.5%	(1.4)	ppts.

Net Income – including noncontrolling interests	$426	$403	6		$1,023	$1,140	(10)
Net Income (loss) – noncontrolling interests	5	(1)	NM		5	3	(72)
Net Income – YUM! Brands, Inc.	$421	$404	4		$1,018	$1,137	(10)

Diluted earnings per share (a)	$0.95	$0.89	6		$2.29	$2.50	(9)
Diluted earnings per share before Special Items (a)	$1.00	$0.87	14		$2.50	$2.48	1

(a)	See Note 2 for the number of shares used in this calculation.

	Quarter ended			Year to date
	2015	2014		2015	2014
System Sales Growth, reported	—%	1%		—%	2%
System Sales Growth, excluding FX	6%	1%		4%	4%

Unit Count	9/5/2015	9/6/2014	% Increase (Decrease)
Franchise & License	32,351	31,588	2
Company-owned	8,795	8,295	6
Unconsolidated Affiliates	778	735	6
	41,924	40,618	3

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter ended		Year to date
Detail of Special Items	2015	2014	2015	2014
Gains (Losses) associated with the refranchising of equity markets outside the U.S.	$(20)	$7	$(93)	$7
Costs associated with KFC U.S. Acceleration Agreement	(21)	—	(31)	—
U.S. Refranchising gain(a)	16	8	24	11
Other Special Items Income (Expense)	(1)	—	1	—
Total Special Items Income (Expense)	(26)	15	(99)	18
Tax Benefit (Expense) on Special Items(b)	4	(5)	5	(6)
Special Items Income (Expense), net of tax	$(22)	$10	(94)	12
Average diluted shares outstanding	444	452	445	455
Special Items diluted EPS	$(0.05)	$0.02	$(0.21)	$0.02

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$629	$535	$1,579	$1,582
Special Items Income (Expense)	(26)	15	(99)	18
Reported Operating Profit	$603	$550	$1,480	$1,600

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$1.00	$0.87	$2.50	$2.48
Special Items EPS	(0.05)	0.02	(0.21)	0.02
Reported EPS	$0.95	$0.89	$2.29	$2.50

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	24.8%	22.4%	24.6%	24.4%
Impact on Tax Rate as a result of Special Items(b)	0.5%	0.3%	1.3%	0.1%
Reported Effective Tax Rate	25.3%	22.7%	25.9%	24.5%

(a)	Refranchising gains and losses in the U.S. have been reflected as Special Items due to the scope of our U.S. refranchising program in recent years and the volatility in associated gains and losses.

(b)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

Refranchising of Equity Markets Outside the U.S.

In 2010 we refranchised our then-remaining Company-operated restaurants in Mexico. To the extent we owned it, we did not sell the real estate related to certain of these restaurants, instead leasing it to the franchisee. During the quarter ended June 13, 2015 we initiated plans to sell this real estate and determined it was held for sale in accordance with GAAP. On September 28, 2015, subsequent to our quarter end, we sold the real estate for approximately $58 million. While these proceeds exceeded the book value of the real estate, the sale represents a substantial liquidation of our Mexican operations under GAAP. Accordingly, we were required to include accumulated translation losses associated with our Mexican business within our carrying value when performing impairment evaluations subsequent to determining that the restaurants were held for sale. As such, we recorded charges of $12 million and $80 million in the quarter and year to date ended September 5, 2015, respectively, representing the excess of the sum of the book value of the real estate and other related assets and our accumulated translation losses over the then-expected sales price. As the expected sales price in these calculations exceeded the tax basis in the real estate and other related assets being sold, we have not recognized any related tax benefit associated with these charges. Consistent with the classification of the original market refranchising transaction, these charges were classified as Refranchising Loss within Special Items. The proceeds ultimately received for the real estate approximated our carrying value, including the remaining unrecognized accumulated translation losses, as of September 5, 2015.

Additionally, during the quarter and year to date ended September 5, 2015 we recognized Special Items charges of $8 million and $13 million, respectively, associated with the planned refranchising of our company-owned Pizza Hut restaurants in Korea. The remaining carrying value of these restaurants is not significant. While additional gains or losses may occur as the refranchising plans move forward, such amounts are not expected to be material at this time.

KFC U.S. Acceleration Agreement

During the first quarter of 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we anticipate investing approximately $125 million over the next three years primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We have recorded charges for the quarter and year to date ended September 5, 2015 of $21 million and $31 million, respectively, for these investments. We currently expect a total charge of approximately $80 million in 2015 for these investments, with the remaining charge split between 2016 and 2017. These charges are not being allocated to the KFC Division segment operating results and are instead being presented as Special Items due to their unique and long-term brand-building nature.

China Division

The China Division has 6,867 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company is focused on rapidly adding KFC and Pizza Hut Casual Dining restaurants and accelerating the development of Pizza Hut Home Service (home delivery). Our ongoing earnings growth model in China includes low-double-digit percentage unit additions, mid-single-digit same-store sales growth and moderate margin improvement, which we expect to drive annual Operating Profit growth of 15%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2015	2014	Reported		Ex FX		2015	2014	Reported		Ex FX
Company sales	$1,935	$1,809	7		8		$4,778	$4,848	(1)		—
Franchise and license fees and income	34	31	13		14		83	80	4		6
Total revenues	$1,969	$1,840	7		8		$4,861	$4,928	(1)		—

Restaurant profit	$379	$269	41		43		$846	$869	(3)		(1)
Restaurant margin %	19.6%	14.9%	4.7	ppts.	4.7	ppts.	17.7%	17.9%	(0.2)	ppts.	(0.1)	ppts.

G&A expenses	$90	$95	5		4		$258	$259	—		(1)
Operating Profit	$327	$202	62		64		$661	$681	(3)		(1)

	Quarter ended		Year to date
	2015	2014	2015	2014
System Sales Growth, reported	7%	(10)%	(1)%	7%
System Sales Growth, excluding FX	8%	(9)%	—%	7%
Same-Store Sales Growth %	2%	(14)%	(6)%	1%

			% Increase (Decrease)
Unit Count	9/5/2015	9/6/2014
Company-owned	5,521	5,158	7
Unconsolidated Affiliates	778	735	6
Franchise & License	568	526	8
	6,867	6,419	7

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$1,809	$114	$31	$(19)	$1,935
Cost of sales	(598)	(33)	14	6	(611)
Cost of labor	(366)	(17)	24	3	(356)
Occupancy and other	(576)	(28)	10	5	(589)
Company restaurant expenses	$(1,540)	$(78)	$48	$14	$(1,556)
Restaurant profit	$269	$36	$79	$(5)	$379

	Year to date
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$4,848	$269	$(284)	$(55)	$4,778
Cost of sales	(1,547)	(76)	88	17	(1,518)
Cost of labor	(944)	(49)	50	10	(933)
Occupancy and other	(1,488)	(81)	72	16	(1,481)
Company restaurant expenses	$(3,979)	$(206)	$210	$43	$(3,932)
Restaurant profit	$869	$63	$(74)	$(12)	$846

The increase in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 2%, driven by higher average guest check, and labor efficiencies, partially offset by wage inflation of 7%.

The year to date increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales declines of 6%, wage inflation of 8% and commodity inflation of 2%, partially offset by labor efficiencies.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by refranchising, net new unit growth and franchise and license same-store sales growth of 3%.

The year to date increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by refranchising and net new unit growth, partially offset by franchise and license same-store sales declines of 6%.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven by higher government incentives, partially offset by higher compensation costs due to wage inflation and increased headcount.

The year to date increase in G&A expenses, excluding the impact of foreign currency translation, was driven by higher compensation costs due to wage inflation and increased headcount, partially offset by higher government incentives.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by same-store sales growth, net new unit growth and labor efficiencies.

The year to date decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales declines, partially offset by net new unit growth and labor efficiencies.

KFC Division

The KFC Division has 14,316 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 40% of both the Division’s units and profits, respectively, as of the end of 2014. Additionally, 91% of the KFC Division units were operated by franchisees and licensees as of the end of 2014. Our ongoing earnings growth model for the KFC Division includes low-single-digit percentage net unit and same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 10%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2015	2014	Reported		Ex FX		2015	2014	Reported		Ex FX
Company sales	$501	$566	(12)		4		$1,451	$1,593	(9)		5
Franchise and license fees and income	193	205	(6)		6		579	596	(3)		7
Total revenues	$694	$771	(10)		4		$2,030	$2,189	(7)		6

Restaurant profit	$70	$76	(8)		9		$216	$209	4		18
Restaurant margin %	14.0%	13.4%	0.6	ppts.	0.7	ppts.	14.9%	13.1%	1.8	ppts.	1.7	ppts.

G&A expenses	$92	$91	(1)		(13)		$264	$261	(1)		(12)
Operating Profit	$150	$169	(11)		3		$471	$487	(3)		8

	Quarter ended		Year to date
	2015	2014	2015	2014
System Sales Growth, reported	(6)%	6%	(3)%	2%
System Sales Growth, excluding FX	6%	6%	7%	5%
Same-Store Sales Growth %	3%	3%	3%	2%

			% Increase (Decrease)
Unit Count	9/5/2015	9/6/2014
Franchise & License	12,964	12,667	2
Company-owned	1,352	1,294	4
	14,316	13,961	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$566	$17	$6	$(88)	$501
Cost of sales	(197)	(8)	4	30	(171)
Cost of labor	(135)	(3)	(3)	21	(120)
Occupancy and other	(158)	(5)	(1)	24	(140)
Company restaurant expenses	$(490)	$(16)	$—	$75	$(431)
Restaurant profit	$76	$1	$6	$(13)	$70

	Year to date
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$1,593	$32	$48	$(222)	$1,451
Cost of sales	(555)	(16)	—	76	(495)
Cost of labor	(384)	(4)	(8)	54	(342)
Occupancy and other	(445)	(10)	(4)	61	(398)
Company restaurant expenses	$(1,384)	$(30)	$(12)	$191	$(1,235)
Restaurant profit	$209	$2	$36	$(31)	$216

The increases in Company sales and Restaurant profit for the quarter and year to date associated with store portfolio actions were driven by net new unit growth partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 1% and 3% for the quarter and year to date, respectively.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by net new unit growth, refranchising and franchise and license same-store sales growth of 3%.

The year to date increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by net new unit growth, franchise and license same-store sales growth of 3% and refranchising.

G&A Expenses

The increases in G&A expenses for the quarter and year to date, excluding the impact of foreign currency translation, were driven by higher compensation costs due to increased headcount in international markets and higher incentive compensation costs.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by net new unit growth and same-store sales growth, partially offset by higher G&A expenses.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and net new unit growth, partially offset by higher G&A expenses.

Pizza Hut Division

The Pizza Hut Division has 13,616 units, approximately 60% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately 20% of both units and profits for the Division as of the end of 2014. Additionally, 94% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2014. Our ongoing earnings growth model for the Pizza Hut Division includes 3-4 percentage points of net unit growth and low-single-digit same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 8%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2015	2014	Reported		Ex FX		2015	2014	Reported		Ex FX
Company sales	$141	$140	1		5		$430	$422	2		5
Franchise and license fees and income	121	124	(3)		3		367	374	(2)		2
Total revenues	$262	$264	(1)		4		$797	$796	—		4

Restaurant profit	$11	$13	(12)		(14)		$42	$38	11		9
Restaurant margin %	7.8%	8.9%	(1.1)	ppts.	(1.6)	ppts.	9.8%	9.0%	0.8	ppts.	0.3	ppts.

G&A expenses	$58	$58	(3)		(10)		$176	$165	(8)		(13)
Operating Profit	$67	$68	(3)		—		$208	$215	(4)		(1)

	Quarter ended		Year to date
	2015	2014	2015	2014
System Sales Growth, reported	(3)%	—%	(2)%	(1)%
System Sales Growth, excluding FX	2%	—%	2%	—%
Same-Store Sales Growth %	1%	(1)%	—%	(2)%

			% Increase (Decrease)
Unit Count	9/5/2015	9/6/2014
Franchise & License	12,817	12,631	1
Company-owned	799	762	5
	13,616	13,393	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$140	$7	$(1)	$(5)	$141
Cost of sales	(41)	(2)	1	2	(40)
Cost of labor	(42)	(2)	(2)	2	(44)
Occupancy and other	(44)	(2)	(2)	2	(46)
Company restaurant expenses	$(127)	$(6)	$(3)	$6	$(130)
Restaurant profit	$13	$1	$(4)	$1	$11

	Year to date
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$422	$24	$(5)	$(11)	$430
Cost of sales	(126)	(6)	8	4	(120)
Cost of labor	(129)	(7)	(1)	4	(133)
Occupancy and other	(129)	(8)	(3)	5	(135)
Company restaurant expenses	$(384)	$(21)	$4	$13	$(388)
Restaurant profit	$38	$3	$(1)	$2	$42

The increases in Company sales and Restaurant profit for the quarter and year to date associated with store portfolio actions were driven by the impact of acquisitions and net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were lower cost of sales in the U.S., primarily due to commodity deflation, and company same-store sales declines of 1% for both the quarter and year to date.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by net new unit growth and franchise and license same-store sales growth of 1%.

The year to date increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by net new unit growth. Franchise and license same-store sales growth was even.

G&A Expenses

The increase in G&A expenses for the quarter and year to date, excluding the impact of foreign currency translation, was driven by strategic investments in international G&A expense and higher U.S. pension costs, partially offset by lower litigation costs.

Operating Profit

Operating Profit for the quarter, excluding the impact of foreign currency translation, was even with prior year, with the impact of net new unit growth and same-store sales growth offset by higher G&A expenses.

The year to date decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by higher G&A expenses, partially offset by net new unit growth.

Taco Bell Division

The Taco Bell Division has 6,314 units, the vast majority of which are in the U.S. The Company owns 15% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. Our ongoing earnings growth model includes 100-200 net new units per year and low-single-digit same-store sales growth. This combined with restaurant margin improvement and leverage of our G&A structure is expected to drive annual Operating Profit growth of 6%.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2015	2014	Reported		Ex FX		2015	2014	Reported		Ex FX
Company sales	$366	$344	6		6		$1,071	$992	8		8
Franchise and license fees and income	107	99	8		8		309	281	10		10
Total revenues	$473	$443	7		7		$1,380	$1,273	8		8

Restaurant profit	$82	$70	14		14		$232	$179	29		29
Restaurant margin %	22.1%	20.7%	1.4	ppts.	1.4	ppts.	21.6%	18.1%	3.5	ppts.	3.5	ppts.

G&A expenses	$50	$40	(20)		(20)		$140	$128	(8)		(8)
Operating Profit	$132	$124	6		6		$387	$317	22		22

	Quarter ended		Year to date
	2015	2014	2015	2014
System Sales Growth, reported	7%	4%	8%	3%
System Sales Growth, excluding FX	7%	4%	8%	3%
Same-Store Sales Growth %	4%	3%	5%	1%

			% Increase (Decrease)
Unit Count	9/5/2015	9/6/2014
Franchise & License	5,397	5,200	4
Company-owned	917	909	1
	6,314	6,109	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2014	Store Portfolio Actions	Other	2015
Company sales	$344	$11	$11	$366
Cost of sales	(101)	(3)	4	(100)
Cost of labor	(95)	(4)	(1)	(100)
Occupancy and other	(78)	(2)	(4)	(84)
Company restaurant expense	$(274)	$(9)	$(1)	$(284)
Restaurant profit	$70	$2	$10	$82

	Year to date
Income / (Expense)	2014	Store Portfolio Actions	Other	2015
Company sales	$992	$35	$44	$1,071
Cost of sales	(297)	(9)	9	(297)
Cost of labor	(287)	(12)	—	(299)
Occupancy and other	(229)	(10)	(4)	(243)
Company restaurant expense	$(813)	$(31)	$5	$(839)
Restaurant profit	$179	$4	$49	$232

The increases in Company sales and Restaurant profit for the quarter and year to date associated with store portfolio actions were driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 3% and 5% for the quarter and year to date, respectively.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter was driven by franchise and license same-store sales growth of 4% and net new unit growth.

The year to date increase in Franchise and license fees and income was driven by franchise and license same-store sales growth of 5%, net new unit growth and lapping franchise incentives provided in the first quarter of 2014 related to the national launch of breakfast.

G&A Expenses

The increases in G&A expenses for the quarter and year to date were driven by higher incentive compensation costs and U.S. pension costs.

Operating Profit

The increase in Operating Profit for the quarter was driven by same-store sales growth and net new unit growth, partially offset by higher G&A expenses.

The year to date increase in Operating Profit was driven by same-store sales growth, net new unit growth and lapping 2014 franchise incentives related to the national breakfast launch, partially offset by higher G&A expenses.

India Division

The India Division has 811 units, predominately KFC and Pizza Hut restaurants. While we believe India is a significant long-term growth driver, our ongoing earnings model currently assumes no impact from India growth.

	Quarter ended				Year to date
			% B/(W)				% B/(W)
	2015	2014	Reported	Ex FX	2015	2014	Reported	Ex FX
Total revenues	$29	$36	(18)	(12)	$86	$96	(10)	(7)
Operating Profit (loss)	$(8)	$(3)	(166)	(186)	$(15)	$(7)	(99)	(107)

	Quarter ended		Year to date
	2015	2014	2015	2014
System Sales Growth, reported	(14)%	5%	(7)%	1%
System Sales Growth, excluding FX	(9)%	4%	(3)%	7%
Same-Store Sales Growth %	(18)%	(4)%	(14)%	(3)%

			% Increase (Decrease)
Unit Count	9/5/2015	9/6/2014
Franchise & License	605	564	7
Company-owned	206	172	20
	811	736	10

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2015	2014	% B/(W)		2015	2014	% B/(W)
Corporate G&A expenses	$(32)	$(33)	1		$(122)	$(116)	(6)
Unallocated Franchise and License expenses	(21)	—	NM		(31)	—	NM
Unallocated Refranchising gain (loss)	(2)	20	NM		(60)	27	NM
Other unallocated	(10)	3	NM		(19)	(4)	NM
Interest expense, net	(32)	(28)	(11)		(99)	(90)	(9)
Income tax provision	(145)	(119)	(22)		(358)	(370)	3
Effective tax rate	25.3%	22.7%	(2.6)	ppts.	25.9%	24.5%	(1.4)	ppts.

Corporate G&A Expenses

There were no significant changes in Corporate G&A expenses for the quarter.

The year to date increase in Corporate G&A expenses was driven by higher professional fees.

Unallocated Franchise and License Expenses

Unallocated Franchise and license expenses in 2015 for the quarter and year to date reflect charges of $21 million and $31 million, respectively, related to the KFC U.S. acceleration agreement. See Note 4.

Unallocated Refranchising Gains (Losses)

Unallocated Refranchising Gains (Losses) in 2015 for the quarter and year to date were primarily driven by refranchising losses of $12 million and $80 million, respectively, associated with the decision to sell our remaining real estate in Mexico. See Note 4.

Other Unallocated

Other unallocated primarily includes foreign exchange gains and losses.

Interest Expense, Net

The increase in Interest expense, net for quarter and year to date was driven by increased net short-term borrowings.

Income Tax Provision

See Note 7 for a discussion of our income tax provision.

Consolidated Cash Flows

Net cash provided by operating activities was $1,817 million in 2015 versus $1,612 million in 2014. The increase was primarily driven by lapping higher income tax payments in the prior year.

Net cash used in investing activities was $522 million in 2015 versus $920 million in 2014. The decrease was primarily driven by lower short-term investments.

Net cash used in financing activities was $1,019 million in 2015 versus $586 million in 2014. The increase was primarily driven by borrowings on our revolving credit facility partially offset by lower share repurchases.

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

Discretionary Spending

During the year to date ended September 5, 2015 we invested $642 million in capital spending, including $357 million in China, $161 million in the KFC Division, $34 million in the Pizza Hut Division, $75 million in the Taco Bell Division and $6 million in India.

During the year to date ended September 5, 2015 we repurchased shares of our Common Stock for $370 million.  As of September 5, 2015, we had remaining capacity to repurchase up to $763 million (excluding applicable transaction fees) of our outstanding Common Stock under the November 2014 authorization. See Note 3.

During the year to date ended September 5, 2015 we paid cash dividends of $532 million.  Additionally, on October 2, 2015, our Board of Directors approved a cash dividend of $0.46 per share of Common Stock, to be distributed on November 6, 2015 to shareholders of record at the close of business on October 16, 2015.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017 and includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

As of September 5, 2015, our unused Credit Facility totaled $995 million net of outstanding letters of credit of $5 million and outstanding borrowings of $300 million. The interest rate for borrowings under the Credit Facility ranges from 1.00% to 1.75% over the London Interbank Offered Rate based on the current bank loan credit rating of the Credit Facility.

The Credit Facility is unconditionally guaranteed by our principal domestic subsidiaries and contains financial covenants relating to maintenance of leverage and fixed-charge coverage ratios and also contains affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements as of September 5, 2015 with a considerable amount of cushion. Additionally, the Credit Facility contains cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2015 through 2043 and stated interest rates ranging from 3.75% to 6.88%.  These notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness.  Amounts outstanding under Senior Unsecured Notes were $2.8 billion at September 5, 2015. Our Senior Unsecured Notes provide that the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled within 30 days after notice.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

See Note 11 for details of recently adopted accounting pronouncements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries.  In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal 2018 with early adoption permitted in the first quarter of 2017.  The standard allows for either a full retrospective or modified retrospective transition method. We do not believe the standard will impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees or licensees, which are based on a percentage of franchise and license sales.  We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees and refranchising of company-owned restaurants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 5, 2015 to the disclosures made in Item 7A of the Company’s 2014 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 5, 2015.

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

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of September 5, 2015, the related condensed consolidated statements of income and comprehensive income for the quarters and years to date ended September 5, 2015 and September 6, 2014, and the related condensed consolidated statements of cash flows for the years to date ended September 5, 2015 and September 6, 2014. These condensed consolidated financial statements are the responsibility of YUM’s management.
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
October 15, 2015

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 5, 2015 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
6/14/15-7/11/15	712	$90.13	712	$774

7/12/15-8/8/15	124	$90.28	124	$763

8/9/15-9/5/15	—	N/A	—	$763
Total	836	$90.15	836	$763

On November 20, 2014, our Board of Directors authorized share repurchases through May 2016 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended September 5, 2015, all share repurchases were made under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

†	Exhibit 10.29	Retirement Agreement and General Release, dated August 13, 2015, by and between the Company and Samuel Su, as filed herewith

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	October 15, 2015	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)