Form 10-K
period 2015-12-26
YUM BRANDS INC
filed 2016-02-16
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[•]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 26, 2015

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 13, 2015 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $39,200,000,000.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 9, 2016 was 408,711,522 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 20, 2016 are incorporated by reference into Part III.

Forward-Looking Statements

In this Form 10-K, as well as in other written reports and oral statements, we present “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend all forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe harbor provisions.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “ongoing” or other similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding the intended capital return to shareholders as well as the related borrowing required to fund such capital return, the planned separation of the Yum! Brands and Yum! China businesses, the timing of any such separation, the future earnings and performance as well as capital structure of Yum! Brands, Inc. or any of its businesses, including the Yum! Brands and Yum! China businesses on a standalone basis if the separation is completed. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. The forward-looking statements included in this announcement are only made as of the date of this announcement and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

PART I

Item 1.	Business.

YUM! Brands, Inc. (referred to herein as “YUM”, the “Registrant” or the “Company”), was incorporated under the laws of the state of North Carolina in 1997.  The principal executive offices of YUM are located at 1441 Gardiner Lane, Louisville, Kentucky  40213, and the telephone number at that location is (502) 874-8300. Our website address is http://yum.com.

YUM, together with its subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company.  The terms “we,” “us” and “our” are also used in the Form 10-K to refer to the Company.  Throughout this Form 10-K, the terms “restaurants,” “stores” and “units” are used interchangeably. While YUM! Brands, Inc., referred to as the Company, does not directly own or operate any restaurants, throughout this document we may refer to restaurants that are owned or operated by our subsidiaries as being Company-owned.

Financial Information about Operating Segments and General Development of the Business

As of December 26, 2015, YUM consists of five operating segments:

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

Effective January, 2016 the India Division was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results will not be impacted, we will restate our historical segment information during 2016 for consistent presentation.

Operating segment information for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 for the Company is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and in the related Consolidated Financial Statements in Part II, Item 8.

In October, 2015 we announced our intent to separate YUM's China business from YUM into an independent, publicly-traded company by the end of 2016. See our MD&A in this Form 10-K for further information.

Narrative Description of Business

General

YUM has over 42,000 restaurants in more than 130 countries and territories.  Primarily through the three concepts of KFC, Pizza Hut and Taco Bell (the “Concepts”), the Company develops, operates, franchises and licenses a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items.  Units are operated by a Concept or by independent franchisees or licensees under the terms of franchise or license agreements.  Franchisees can range in size from individuals owning just one restaurant to large publicly-traded companies.

The China Division, based in Shanghai, China, comprises 7,176 units, primarily Company-owned KFCs and Pizza Huts.  In 2015, the China Division recorded revenues of approximately $6.9 billion and Operating Profit of $757 million. The Company owns a controlling interest in Little Sheep Group Limited ("Little Sheep"), a casual dining concept headquartered in Inner Mongolia, China. We also own non-controlling interests in Chinese entities who operate in a manner similar to KFC franchisees and a meat processing entity that supplies lamb to the Little Sheep business. The KFC Division comprises 14,577 units, operating in 120 countries and territories outside China and India and recorded revenues of approximately $2.9 billion and Operating Profit of $677 million in 2015. The Pizza Hut Division comprises 13,728 units, operating in 90 countries and territories outside China and India and recorded revenues of approximately $1.1 billion and Operating Profit of $289 million in 2015. The Taco Bell Division comprises 6,400 units, operating in 20 countries and territories outside of India and recorded revenues of approximately $2.0 billion and Operating Profit of $539 million in 2015. The India Division, based in Delhi, India comprises 811 units, operating in 4 countries and recorded revenues of $115 million and an Operating Loss of $19 million in 2015.

Restaurant Concepts

Most restaurants in each Concept offer consumers the ability to dine in and/or carry out food.  In addition, Taco Bell and KFC offer a drive-thru option in many stores.  Pizza Hut offers a drive-thru option on a much more limited basis.  Pizza Hut typically offers delivery service, as does KFC on a more limited basis primarily in China.

Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty and convenient food at competitive prices.

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

•
KFC operates in 125 countries and territories throughout the world.  As of year end 2015, KFC had 5,003 units in China, 372 units in India and 14,577 units within the KFC Division.  76 percent of the China units, 30 percent of the India units and 10 percent of the units outside China and India are Company-owned.

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

•
Pizza Hut operates in 95 countries and territories throughout the world. As of year end 2015, Pizza Hut had 1,903 units in China, 432 units in India and 13,728 units within the Pizza Hut Division. Nearly all of the China units, none of the India units and 6 percent of the units outside China and India are Company-owned.

•
Pizza Hut operates in the delivery, carryout and casual dining segments around the world. Outside of the U.S., Pizza Hut often uses unique branding to differentiate these segments. Additionally, a growing percentage of Pizza Hut's customer orders are being generated digitally.

•
Pizza Hut features a variety of pizzas which are marketed under varying names.  Each of these pizzas is offered with a variety of different toppings suited to local preferences and tastes.  Many Pizza Huts also offer pasta and chicken wings, including approximately 5,900 stores offering wings under the brand WingStreet in the U.S. Outside the U.S., Pizza Hut casual dining restaurants offer a variety of core menu products other than pizza, which are typically suited to local preferences and tastes. Pizza Hut units feature a distinctive red roof logo on their signage.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold.

•
Taco Bell operates in 21 countries and territories throughout the world. As of year end 2015, there were 6,400 Taco Bell units within the Taco Bell Division, primarily in the U.S., and 7 units in India.  14 percent of the units within the Taco Bell Division and 86 percent of the India units are Company-owned.

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, quesadillas, salads, nachos and other related items.  Taco Bell offers breakfast items in its U.S. stores. Taco Bell units feature a distinctive bell logo on their signage.

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

China Division In China, we partner with approximately 450 independent food and paper suppliers, mostly China-based, providing a wide range of products. The Company, along with multiple independently owned and operated distributors, utilizes approximately 20 logistic centers to distribute restaurant products to our Company and franchise stores. We also own a seasoning facility and a non-controlling interest in a meat processing facility in Inner Mongolia, both of which supply products to our Little Sheep business, as well as third-party customers.

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

Outside the U.S., we and our franchisees use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors. We have approximately 5,700 food and paper suppliers, including U.S.-based suppliers that export to many countries.

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

Research and Development (“R&D”)

The Company operates R&D facilities in Shanghai, China (China Division); Plano, Texas (KFC and Pizza Hut Divisions); Irvine, California (Taco Bell Division); Louisville, Kentucky (KFC U.S.) and several other locations outside the U.S.  In addition to Company R&D, we regularly also engage independent suppliers to conduct research and development activities for the benefit of the YUM system. The Company expensed $29 million, $30 million and $31 million in 2015, 2014 and 2013, respectively, for R&D activities.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2015, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Operations.  The Company and its U.S. operations are subject to various federal, state and local laws affecting its business, including laws and regulations concerning information security, labor and employment, health, marketing, food labeling, sanitation and safety.  Each of the Concepts’ restaurants in the U.S. must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety, fire and zoning agencies in the state and/or municipality in which the restaurant is located.  In addition, each Concept must comply with various state and federal laws that regulate the franchisor/franchisee relationship.  To date, the Company has not been materially adversely affected by such licensing and regulation or by any difficulty, delay or failure to obtain required licenses or approvals.

International Operations.  The Company’s restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting U.S. restaurants.  The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and corruption laws.

See Item 1A "Risk Factors" for a discussion of risks relating to federal, state, local and international regulation of our business.

Employees

As of year end 2015, the Company and its subsidiaries employed approximately 505,000 persons. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company and its Concepts consider their employee relations to be good.

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

Risks Related to Our Business and Industry

You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements and historical trends.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis and salmonella, occur or may occur within our system from time to time.  In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us or one of our Concept restaurants, including restaurants operated by our Concepts’ franchisees, to instances of food-borne illness or food safety issues could adversely affect our Concepts’ brands and reputations as well as our revenues and profits, and possibly lead to product liability claims, litigation and damages.  If a customer of our Concepts becomes ill from food-borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues.  In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Our significant China operations subject us to risks that could negatively affect our business.

A significant and growing portion of our restaurants are located, and our revenues and profits originate, in China.  As a consequence, our overall financial results are heavily dependent on our results in China, and our business is significantly exposed to risks there. These risks include changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), consumer preferences, taxation (including income and non-income based tax rates and laws) and the regulatory environment, as well as increased media scrutiny of our business and industry and increased competition.  In addition, our results of operations in China and the value of our Chinese assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  An increase in the value of the U.S. Dollar relative to the Chinese Renminbi could have an adverse effect on our reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

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

Although we have announced our intention to separate our China business through a spin-off to existing shareholders, following the spin-off the new China entity will be our largest franchisee or licensee, and we will therefore continue to be exposed to many of the foregoing risks even after the completion of the proposed spin-off.

Health concerns arising from outbreaks of viruses or other diseases may have an adverse effect on our business.

Outbreaks of avian flu occur from time to time around the world, and these outbreaks could reach pandemic levels.  Public concern over avian flu generally may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. This would likely result in lower revenues and profits. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact our profit margins and revenues. Widespread outbreaks could also affect our ability to attract and retain employees.

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

Our international operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated in countries and territories outside of the U.S., and we intend to continue expansion of our international operations.  As a result, our business is increasingly exposed to risks inherent in international operations.  These risks, which can vary substantially by country, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment, income and non-income based tax rates and laws, foreign exchange control regimes and consumer preferences as well as changes in the laws and policies that govern foreign investment in countries where our restaurants are operated.

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

We receive and maintain certain personal financial and other information about our customers and employees. The use and handling of this information is regulated by evolving and increasingly demanding laws and regulations, as well as by certain third-party contracts. If our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident or our employees, franchisees or vendors fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The products sold by our Concepts and their franchisees are sourced from a wide variety of domestic and international suppliers. We are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices.  Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of items we use and the operations of our restaurants.  Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, problems in production or distribution, restrictions on imports or exports, the inability of our vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements or other conditions beyond our control.  A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales.  In addition, failure by a principal distributor for our Concepts and/or our Concepts’ franchisees to meet its service requirements could lead to a disruption of service or supply until a new distributor is engaged, and any disruption could have an adverse effect on our business.

We may not attain our target development goals, aggressive development could cannibalize existing sales and new restaurants may not be profitable.

Our growth strategy depends in large part on our ability to increase our net restaurant count in markets outside the U.S., especially in China and other emerging markets.  The successful development of new units depends in large part on our ability and the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants profitably.  We cannot guarantee that we, or our Concepts’ franchisees, will be able to achieve our expansion goals or that new restaurants will be operated profitably.  Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants.  Other risks which could impact our ability to increase our net restaurant count include prevailing economic conditions and our, or our Concepts’ franchisees’, ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified personnel and meet construction schedules.

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

Changes in commodity, labor and other operating costs could adversely affect our results of operations.

An increase in certain commodity prices, such as food, supply and energy costs, could adversely affect our operating results.  Our operating expenses also include employee wages and benefits and insurance costs (including workers’ compensation, general liability, property and health) which may increase over time. Such increases could result from government imposition of higher minimum wages or from general economic or competitive conditions, which could affect wage rates. In addition, significant increases in gasoline prices could result in the imposition of fuel surcharges by our distributors.  Any increase in the prices of the commodities we use or operating expenses we incur could adversely affect our profit margins. Because our Concepts and their franchisees provide competitively priced food, our ability to pass along increased expenses to our customers is limited.

Our operating results are closely tied to the success of our Concepts’ franchisees and licensees.

A significant portion of our restaurants are operated by franchisees and licensees from whom we derive a significant portion of our revenues in the form of royalty payments. As a result, the success of our business depends in part upon the operational and financial success of our Concepts’ franchisees and licensees.  We have limited control over how our Concepts’ franchisees’ and licensees’ businesses are run, and the inability of franchisees or licensees to operate successfully could adversely affect our operating results through decreased royalty payments.

If franchisees or licensees incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in financial distress, including insolvency or bankruptcy.  If a significant franchisee or licensee or a significant number of our Concepts’ franchisees or licensees become financially distressed, our operating results could be impacted through reduced or delayed royalty payments or increased rent obligations for leased properties on which we are contingently liable.

Our success depends substantially on our corporate reputation and on the value and perception of our brands.

Our success depends in large part upon our ability and our franchisees’ and licensees’ ability to maintain and enhance the value of our brands and our customers’ connection to our brands.  Brand value is based in part on consumer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring and whether originating from us, our franchisees, licensees or suppliers, can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation.  For example, our brands could be damaged by claims or perceptions about the quality or safety of our products or the quality of our suppliers, regardless of whether such claims or perceptions are true.  Similarly, entities in our supply chain may engage in conduct, including alleged human rights abuses, that damages our or our brands’ reputations. Any such incident could cause a decline in consumer confidence in, or the perception of, our Concepts and/or our products and decrease the value of our brands as well as consumer demand for our products, which would likely result in lower revenues and profits. Additionally, our corporate reputation could suffer from a real or perceived failure of corporate governance or misconduct by a company officer or representative.

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

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our Concepts, exposure of personally identifiable information, fraud and disclosure of out-of-date information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results.

We could be party to litigation that could adversely affect us by increasing our expenses or subjecting us to significant monetary damages and other remedies.

We are regularly involved in legal proceedings, which include consumer, employment, tort, intellectual property, breach of contract, securities, derivative and other litigation (see the discussion of Legal Proceedings in Note 18 to the consolidated financial statements included in Item 8 of this Form 10-K). Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated.  Regardless of whether any claims against us are valid, or whether we are ultimately held liable, such litigation may be expensive to defend and may divert resources away from our operations and negatively impact reported earnings.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results.

In addition, the restaurant industry has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to customer health issues, including weight gain and other adverse effects.  We may also be subject to these types of claims in the future and, even if we are not, publicity about these matters (particularly directed at the quick service and fast-casual segments of the retail food industry) may harm our reputation and adversely affect our results.

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

•	Laws and regulations in government-mandated health care benefits such as the Patient Protection and Affordable Care Act.

•	Laws and regulations relating to nutritional content, nutritional labeling, product safety and menu labeling.

•	Laws relating to state and local licensing.

•
Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws prohibiting the use of certain “hazardous equipment” by employees younger than the age of 18 years of age, and fire safety and prevention.

•	Laws and regulations relating to union organizing rights and activities.

•	Laws relating to information security, privacy, cashless payments, and consumer protection.

•	Environmental regulations.

•	Federal and state immigration laws and regulations in the U.S.

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

A broader standard for determining joint employer status may adversely affect our business operations and increase our liabilities.

The National Labor Relations Board has recently adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. If this joint employer liability standard is upheld or adopted by other government agencies, it could cause us or our Concepts to be liable or held responsible for unfair labor practices and other violations, and required to conduct collective bargaining negotiations, regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.

Failure to comply with anti-bribery or anti-corruption laws may adversely affect our business operations.

The Foreign Corrupt Practices Act, the UK Bribery Act and similar laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing scrutiny and enforcement around the world. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, agents or other third parties will not take actions in violation of our policies or applicable law, particularly as we expand our operations in emerging markets. Any such violations or suspected violations could subject us to civil or criminal penalties, including substantial fines and significant investigation costs, and could also materially damage our reputation, brands, international expansion efforts and prospects, business and operating results. Publicity relating to any noncompliance or alleged noncompliance could also harm our reputation and adversely affect our revenues.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

A significant percentage of our profit is earned outside the U.S. and taxed at lower rates than the U.S. statutory rates.  Historically, the cash we generate outside the U.S. has principally been used to fund our international development. However, if the cash generated by our U.S. business is not sufficient to meet our need for cash in the U.S., we may need to repatriate a greater portion of our international earnings to the U.S. in the future.  We are required to record U.S. income tax expense in our financial statements at the point in time when our management determines that we no longer have the ability and intent to indefinitely postpone tax consequences related to those international earnings. This could cause our worldwide effective tax rate to increase materially.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. We are also subject to regular reviews, examinations and audits by the Internal Revenue Service (“IRS”) and other taxing authorities with respect to such income and non-income based taxes inside and outside of the U.S. These reviews could include challenges of our methodologies for transfer pricing. If the IRS or another taxing authority disagrees with our tax positions, we could face additional tax liability, including interest and penalties.  Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial position.

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

Failure to protect our service marks or other intellectual property could harm our business.

We regard our Yum®, KFC®, Pizza Hut® and Taco Bell® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the United States and foreign jurisdictions. However, from time to time we become aware of names and marks identical or confusingly similar to our service marks being used by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which our Concepts have or intend to open or franchise a restaurant. There can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources.

Our business may be adversely impacted by general economic conditions.

Our results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions globally or in one or more of the markets we serve.  Some of the factors that impact discretionary consumer spending include unemployment, disposable income, the price of gasoline, stock market performance and consumer confidence.  These and other macroeconomic factors could have an adverse effect on our sales, profitability or development plans, which could harm our financial condition and operating results.

The retail food industry in which we operate is highly competitive.

The retail food industry in which we operate is highly competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties.  If consumer or dietary preferences change, or our restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our business could be adversely affected.  We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes.  Competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas. Increased competition could have an adverse effect on our sales, profitability or development plans, which could harm our financial condition and operating results. In addition, in the retail food industry, labor is a primary operating cost component.  Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees, which could adversely impact our profit margins.

We intend to substantially increase our level of debt which would make us more sensitive to the effects of economic downturns and could adversely affect our business.

In late 2015, we announced that we intend to return approximately $6.2 billion of capital to shareholders prior to the separation of our China business through share repurchases and/or a special dividend. To finance that return of capital we expect to incur significant additional indebtedness, some of which may be secured debt. This would have the effect of substantially increasing our total leverage.

An increase in our leverage could have important potential consequences, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to plan for and respond to, general adverse economic and industry conditions and changes in our business and the competitive environment;

•
requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, dividends, share repurchases or other corporate purposes;

•	increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing;

•
imposing restrictive covenants on our operations, which, if not complied with, could result in an event of default, which in turn, if not cured or waived, could result in the acceleration of the applicable debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies; and

•
increasing our exposure to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and our debt is or is expected to be denominated in U.S. dollars.

There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

Risks Related to the Planned Spin-Off

The proposed spin-off of our China business is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time and attention, which could disrupt or adversely affect our business.

We have announced our intention to separate YUM's China business from YUM into an independent, publicly-traded company by the end of 2016. This transaction, which is expected to be a U.S. tax-free spin-off of our China business, is complex in nature, subject to various conditions, and may be affected by unanticipated developments or changes in market, regulatory and certain other conditions. We expect to file a Registration Statement on Form 10 with the Securities and Exchange Commission (“SEC”) that will contain detailed information regarding the business proposed to be spun-off. Completion of the spin-off will be contingent upon a number of factors, including the effectiveness of the Registration Statement, final approval by our Board of Directors, receipt of a tax opinion and other conditions. For these and other reasons, the spin-off may not be completed as expected by the end of 2016, if at all.

Additionally, execution of the proposed spin-off will require significant time and attention from management, which may distract management from the operation of our business and the execution of our other initiatives. Our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spin-off. We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the spin-off and following its completion. Any such difficulties could have a material adverse effect on our financial condition, results of operations or cash flows.

The proposed spin-off may not achieve some or all of the expected benefits and may adversely affect our business.

Even if the proposed spin-off is completed, we may not achieve, or may not achieve in a timely fashion, some or all of the expected benefits of the spin-off and the spin-off may in fact adversely affect our business. For example, once the China business becomes independent, it may choose to pursue growth opportunities with brands or businesses unrelated to our Concepts, which could divert attention and resources away from the growth of our Concepts in China.

In addition, if the spin-off is completed, the Company’s operational and financial profile and the composition of the Company’s revenue will change materially. There can be no assurance that these changes will yield the benefits currently expected or intended or that the combined value of the common stock of the two publicly-traded companies following the completion of the proposed spin-off will be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.

The spin-off transactions could result in substantial U.S. tax liability.

The spin-off will be conditioned on our receipt of an opinion of outside counsel, in form and substance satisfactory to us, substantially to the effect that, for U.S. federal income tax purposes, the spin-off and certain related transactions will qualify under Sections 355 and/or 368 of the U.S. Internal Revenue Code. The opinion will rely on various assumptions and representations as to factual matters made by the new China entity and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion will not be binding on the IRS or the courts, and there can be no assurance that the IRS or the courts will not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

If, notwithstanding receipt of the opinion, the spin-off transaction were determined to be a taxable transaction, we would be treated as having sold shares of the new China entity in a taxable transaction, likely resulting in a significant taxable gain. In addition, each U.S. holder of our common stock who receives shares of the new China entity in the spin-off transaction would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of the new China entity received. That distribution would be taxable to each such stockholder as a dividend to the extent of our current and accumulated earnings and profits. For each such stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in our shares of common stock with any remaining amount being taxed as a capital gain.

At the time of the spin-off, we will enter into a Tax Matters Agreement with the new China entity. The Tax Matters Agreement will address which company, YUM or the new China entity, will be responsible for any taxes imposed as a result of the spin-off transaction.

The spin-off may be subject to China indirect transfer tax.

The China State Administration of Taxation recently issued Bulletin 7 on Income arising from Indirect Transfers of Assets by Non-Resident Enterprises. Pursuant to Bulletin 7, an "indirect transfer" of People’s Republic of China (PRC) taxable assets, including equity interests in a PRC resident enterprise, by a non-resident enterprise, may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor has avoided payment of PRC enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to PRC enterprise income tax of 10%.

We have evaluated the potential applicability of Bulletin 7 to our plan to separate our China business in a tax free restructuring and believe it is more likely than not that Bulletin 7 does not apply. We believe that the restructuring has reasonable commercial purpose.

However, given how recently Bulletin 7 was promulgated there are significant uncertainties regarding what constitutes a reasonable commercial purpose, how the safe harbor provisions for group restructurings are to be interpreted and how the taxing authorities will ultimately view our planned spin-off. As a result, our position could be challenged by the tax authorities resulting in a 10% tax assessed on the difference between the fair market value and the tax basis of the separated China business. As our tax basis in the China business is minimal, the amount of such a tax could be significant and have a material adverse effect on our results of operations and our financial condition.

If the proposed spin-off is consummated, there may be substantial changes in our stockholder base, which may cause the price of our common stock to fluctuate following the proposed spin-off.

Investors holding YUM’s common stock today may hold YUM common stock because of a decision to invest in a company with significant China or emerging markets exposure. If the proposed spin-off is completed, shares of YUM common stock will represent an investment in a company with less exposure to China, a key emerging market. This change may not match some holders’ investment strategies, which could cause investors to sell their shares of YUM common stock. Excessive selling pressure could cause the market price of YUM common stock to decrease following the completion of the proposed spin-off.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2015 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2015, the Company’s Concepts owned approximately 905 units and leased land, building or both for approximately 8,025 units worldwide.  These units are further detailed as follows:

•	The China Division leased land, building or both in approximately 5,770 units.

•	The KFC Division owned approximately 260 units and leased land, building or both in approximately 1,125 units.

•	The Pizza Hut Division owned approximately 110 units and leased land, building or both in approximately 650 units.

•	The Taco Bell Division owned approximately 535 units and leased land, building or both in approximately 360 units.

•	The India Division leased land, building or both in approximately 120 units.

Company-owned restaurants in China are generally leased for initial terms of 10 to 15 years and generally do not have renewal options.  Historically, the Company has either been able to renew its China Division leases or enter into competitive leases at replacement sites without a significant impact on our operations, cash flows or capital resources. Company-owned restaurants in the U.S. with leases are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with shorter renewal options.  Company-owned restaurants outside of China and the U.S. with leases have initial lease terms and renewal options that vary by country. The Company currently has land, buildings or both in approximately 825 units, not included in the property counts above, that it leases or subleases to franchisees, principally in the U.S., UK and China.

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

Not applicable

The executive officers of the Company as of February 16, 2016, and their ages and current positions as of that date are as follows:

David C. Novak, 63, is Executive Chairman of the Board of YUM.  He has served in this position since January 2015. Prior to this position, he served as Chairman of the Board and Chief Executive Officer of YUM from January 2001 to December 2014.

Greg Creed, 58, is Chief Executive Officer of YUM. He has served in this position since January 2015.  He served as Chief Executive Officer of Taco Bell Division from January 2014 to December 2014 and as Chief Executive Officer of Taco Bell U.S. from 2011 to December 2013. Prior to this position, Mr. Creed served as President and Chief Concept Officer of Taco Bell U.S., a position he held beginning in December 2006.

Jonathan D. Blum, 57, is Senior Vice President, Chief Public Affairs Officer and Global Nutrition Officer of YUM.  He has served as Senior Vice President and Chief Public Affairs Officer since July 1997. In March of 2012, his title and job responsibilities were expanded to include Global Nutrition Officer.

Roger Eaton, 55, is Chief Executive Officer of KFC Division, a position he has held since August 2015. Prior to that, he served as President of KFC Division from January 2014 to August 2015 and as Chief Operations Officer of YUM from November 2011 to August 2015.  Prior to these positions, Mr. Eaton served as Chief Executive Officer of KFC U.S. and YUM Operational Excellence Officer from February 2011 to November 2011.

David Gibbs, 52, is Chief Executive Officer of Pizza Hut Division. He has served in this position since January 2015. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December 2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Patrick Grismer, 54, is Chief Financial Officer of YUM. He has served in this position since May 2012. Prior to this position, Mr. Grismer served as Chief Planning and Control Officer of YUM, a position he held beginning January 2011. Mr. Grismer served as Chief Financial Officer of YRI from June 2008 to January 2011.

Marc Kesselman, 44, is Chief Legal Officer, General Counsel and Corporate Secretary of YUM. He has served in this position since February 2016. Mr. Kesselman joined YUM from Dean Foods where he held the position of Executive Vice President, General Counsel, Corporate Secretary & Government Affairs from January 2015 to January 2016.  Prior to this position, he worked at PepsiCo from January 2009 to December 2014, most recently serving as Senior Vice President and General Counsel of PepsiCo Americas Foods & Frito Lay North America. From May 2006 to December 2008 he served as General Counsel of the United States Department of Agriculture.

Brian Niccol, 41, is Chief Executive Officer of Taco Bell Division, a position he has held since January 2015.  From January 2014 to December 2014, Mr. Niccol served as President of Taco Bell Division. From May 2013 to December 2013 Mr. Niccol served as President of Taco Bell U.S. Mr. Niccol served as Chief Marketing and Innovation Officer of Taco Bell U.S. from October 2011 to April 2013.  Prior to this position, he served as General Manager of Pizza Hut U.S. from February 2011 to September 2011.  From September 2007 to January 2011 he was Chief Marketing Officer of Pizza Hut U.S.

Muktesh Pant, 61, is Chief Executive Officer of YUM’s China Division, a position he has held since August 2015. From January 2014 to August 2015, he served as Chief Executive Officer of KFC Division.  Prior to this position he served as Chief Executive Officer of YRI from December 2011 to December 2013.  Mr. Pant served as President of YRI from May 2010 to December 2011 and as President of Global Brand Building for YUM from February 2009 to December 2011.  He served as Chief Marketing Officer of YRI from July 2005 to May 2010.

David Russell, 46, is Vice President, Finance and Corporate Controller of YUM. He has served in this position since December 2012. He has been Vice President and Corporate Controller since February 2011. Effective December 2012, his duties and title were expanded to include Vice President, Finance. From November 2010 to February 2011, Mr. Russell served as Vice President, Controller-Designate.  From January 2008 to November 2010, he served as Vice President and Assistant Controller.

Tracy Skeans, 43, is Chief People Officer of YUM, a position she has held since January 2016. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From June 2006 to September 2011, she also served as Director of Human Resources for Pizza Hut U.S.

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

2015
Quarter	High	Low	Dividends Declared
First	$81.80	$70.01	$—
Second	94.88	78.29	0.82
Third	92.75	76.10	—
Fourth	83.42	67.12	0.92

2014
Quarter	High	Low	Dividends Declared
First	$77.40	$66.16	$0.37
Second	79.99	73.20	0.37
Third	83.29	69.40	—
Fourth	78.36	67.23	0.82

In 2015, the Company declared two cash dividends of $0.41 per share and two cash dividends of $0.46 per share of Common Stock, one of which had a distribution date of February 5, 2016.  In 2014, the Company declared two cash dividends of $0.37 per share and two cash dividends of $0.41 per share of Common Stock, one of which had a distribution date of February 6, 2015.  The Company currently targets, and will continue to target subsequent to the planned spin-off of our China business, an annual dividend payout ratio of 45% to 50% of net income.

As of February 9, 2016, there were 55,462 registered holders of record of the Company’s Common Stock.

Issuer Purchases of Equity Securities

The following table provides information as of December 26, 2015 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 10	—	N/A	—	$763
9/6/15 - 10/3/15
Period 11	1,914	$73.16	1,914	$623
10/4/15 - 10/31/15
Period 12	4,006	$71.14	4,006	$338
11/1/15 - 11/28/15
Period 13	5,506	$73.56	5,506	$933
11/29/15 - 12/26/15
Total	11,426	$72.64	11,426	$933

On November 20, 2014, our Board of Directors authorized share repurchases through May 2016 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. On December 8, 2015, our Board of Directors authorized additional share repurchases through December 2016 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 26, 2015, we have remaining capacity to repurchase up to $933 million of Common Stock under the December 2015 authorization.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 23, 2010 to December 24, 2015, the last trading day of our 2015 fiscal year.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 23, 2010 and that all dividends were reinvested.

	12/23/2010	12/30/2011	12/28/2012	12/27/2013	12/26/2014	12/24/2015
YUM	$100	$121	$135	$158	$159	$165
S&P 500	$100	$102	$117	$156	$181	$182
S&P Consumer Discretionary	$100	$106	$128	$186	$205	$227

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2015	2014	2013	2012	2011(g)
Income Statement Data
Revenues
Company sales	$11,145	$11,324	$11,184	$11,833	$10,893
Franchise and license fees and income	1,960	1,955	1,900	1,800	1,733
Total	13,105	13,279	13,084	13,633	12,626
Closures and impairment income (expenses)(a)	(79)	(535)	(331)	(37)	(135)
Refranchising gain (loss)(b)	(10)	33	100	78	(72)
Operating Profit(c)	1,921	1,557	1,798	2,294	1,815
Interest expense, net(c)	134	130	247	149	156
Income before income taxes	1,787	1,427	1,551	2,145	1,659
Net Income – including noncontrolling interest	1,298	1,021	1,064	1,608	1,335
Net Income – YUM! Brands, Inc.	1,293	1,051	1,091	1,597	1,319
Basic earnings per common share	2.97	2.37	2.41	3.46	2.81
Diluted earnings per common share	2.92	2.32	2.36	3.38	2.74
Diluted earnings per common share before Special Items(c)	3.18	3.09	2.97	3.25	2.87
Cash Flow Data
Provided by operating activities	$2,139	$2,049	$2,139	$2,294	$2,170
Capital spending, excluding acquisitions and investments	973	1,033	1,049	1,099	940
Proceeds from refranchising of restaurants	246	114	260	364	246
Repurchase shares of Common Stock	1,200	820	770	965	752
Dividends paid on Common Stock	730	669	615	544	481
Balance Sheet Data
Total assets(h)	$8,075	$8,334	$8,695	$9,013	$8,834
Long-term debt	3,054	3,077	2,918	2,932	2,997
Total debt	3,977	3,344	2,989	2,942	3,317
Other Data
Number of stores at year end
Company	8,927	8,664	8,097	7,544	7,403
Unconsolidated Affiliates	796	757	716	660	587
Franchisees & licensees	32,969	32,125	31,420	30,733	29,056
System	42,692	41,546	40,233	38,937	37,046
China Division system sales growth(d)
Reported	—%	1%	(1)%	23%	35%
Local currency(e)	2%	1%	(4)%	20%	29%
KFC Division system sales growth(d)
Reported	(4)%	2%	—%	2%	9%
Local currency(e)	7%	6%	3%	6%	4%
Pizza Hut Division system sales growth(d)
Reported	(2)%	—%	—%	2%	5%
Local currency(e)	2%	1%	1%	5%	2%
Taco Bell Division system sales growth(d)
Reported	8%	4%	4%	7%	1%
Local currency(e)	8%	4%	4%	9%	(1)%
India Division system sales growth(d)(f)
Reported	(9)%	(1)%	11%	13%	36%
Local currency(e)	(5)%	3%	20%	29%	35%
Shares outstanding at year end	420	434	443	451	460
Cash dividends declared per Common Share	$1.74	$1.56	$1.41	$1.24	$1.07
Market price per share at year end	$74.00	$73.14	$73.87	$64.72	$59.01

(a)
Closures and impairment income (expense) includes $463 million and $295 million of Little Sheep impairment losses in 2014 and 2013 respectively. See Note 4. Additionally, 2011 included $80 million of net losses related to the divestitures of the Long John Silver's and A&W All-American Food Restaurants brands.

(b)
See Note 4 for discussion of Refranchising gain (loss) for fiscal years 2015, 2014 and 2013. Fiscal year 2012 included $122 million in net gains from refranchising restaurants in the U.S., primarily Taco Bells, and $70 million in losses related to the refranchising of our remaining Company-owned Pizza Hut UK dine-in restaurants. Fiscal year 2011 included a charge of $76 million as a result of our initial decision to refranchise or close all of our remaining Company-owned Pizza Hut UK dine-in restaurants.

(c)
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) throughout this document, the Company provides non-GAAP measurements which present operating results on a basis before Special Items.  The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present results, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

2015, 2014 and 2013 Special Items are described in further detail within our Management's Discussion and Analysis of Financial Condition and Results of Operations. Special Items in 2012 positively impacted Operating Profit by $58 million, primarily due to $122 million in U.S. refranchising net gains and a $74 million gain on the acquisition of an additional interest in and resulting consolidation of Little Sheep, partially offset by $84 million in pension settlement charges and $70 million of losses associated with the refranchising of the Pizza Hut UK dine-in business. Special Items in 2011 negatively impacted Operating Profit by $187 million, primarily due to $86 million in losses and other costs relating to the divestitures of the Long John Silvers and A&W All-American Food Restaurants brands and $76 million in losses as a result of our initial decision to refranchise or close all of our remaining Company-owned Pizza Hut UK dine-in restaurants. Special items resulted in cumulative net tax benefits of $1 million and $123 million in 2012 and 2011, respectively.

(d)
System sales growth includes the results of all restaurants regardless of ownership, including company-owned, franchise, unconsolidated affiliate and license restaurants that operate our Concepts, except for non-company-owned restaurants for which we do not receive a sales-based royalty.  Sales of franchise, unconsolidated affiliate and license restaurants typically generate ongoing franchise and license fees for the Company at a rate of 4% to 6% of sales.  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

(e)
Local currency represents the percentage change excluding the impact of foreign currency translation.  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

(f)
Effective the beginning of 2014, results from our Mauritius stores are included in KFC and Pizza Hut Divisions as applicable. While there was no impact to our consolidated results, this change negatively impacted India's 2014 reported and local currency system sales growth by 10% and 11%, respectively.

(g)
Fiscal years 2015, 2014, 2013 and 2012 include 52 weeks and fiscal year 2011 includes 53 weeks. Our fiscal calendar results in a 53rd week every five or six years. This impacts all of our U.S. businesses and certain of our international businesses that report on a period, as opposed to a monthly, basis within our global brand divisions. Our China and India Divisions report on a monthly basis and thus did not have a 53rd week in 2011.

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

(h)
In 2015, we retrospectively adopted Accounting Standard Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. See Income Taxes section of Note 2. We have restated Total assets for 2014 to reflect this change, but have not restated 2013, 2012 or 2011.

The selected financial data should be read in conjunction with the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements (“Financial Statements”) in Item 8 and the Forward-Looking Statements and the Risk Factors set forth in Item 1A.

YUM! Brands, Inc. (“YUM” or the “Company”) operates, franchises or licenses a worldwide system of over 42,000 restaurants in more than 130 countries and territories operating primarily under the KFC, Pizza Hut or Taco Bell (collectively the "Concepts") brands. These three Concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively.  Of the over 42,000 restaurants, 21% are operated by the Company and its subsidiaries and 79% are operated by franchisees, licensees or unconsolidated affiliates.

As of December 26, 2015, YUM consists of five operating segments:

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

Effective January, 2016 the India Division was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results will not be impacted, we will restate our historical segment information during 2016 for consistent presentation.

In October, 2015 we announced our intent to separate YUM’s China business from YUM into an independent, publicly-traded company by the end of 2016. This transaction, which is expected to be a tax-free spin-off of our China business, will create two powerful, independent, focused growth companies with distinct strategies, financial profiles and investment characteristics. The new China entity will become a licensee of YUM in mainland China, with exclusive rights to the KFC, Pizza Hut and Taco Bell concepts. Upon completion of the planned spin-off, YUM will become more of a "pure play" franchisor with more stable earnings, higher profit margins, lower capital requirements and stronger cash flow conversion. Consistent with this strategy YUM is targeting 96% franchisee ownership of its restaurants by the end of 2017.

YUM has announced its intention to return substantial capital to shareholders prior to this planned spin-off, the majority of which will be funded by incremental borrowings. With this recapitalization, the Company is transitioning to a non-investment grade credit rating with a balance sheet more consistent with highly-levered peer restaurant franchise companies. Moreover, this will allow for an ongoing return-of-capital framework that will seek to optimize the Company's long-term growth rate on a per-share basis.

Completion of the spin-off will be subject to certain conditions, including receiving final approval from the YUM Board of Directors, receipt of various regulatory approvals, receipt of an opinion of counsel with respect to certain tax matters, the effectiveness of filings related to public listing and applicable securities laws, and other terms and conditions as may be determined by the Board of Directors. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.

Our historical ongoing earnings growth model has targeted a 10% earnings per share (“EPS”) growth rate, which was based on Operating Profit growth targets of 15% in China, 10% for our KFC Division, 8% for our Pizza Hut Division, and 6% for our Taco Bell Division. See the Division discussions within the Results of Operations section of this MD&A for further details on our Divisions' 2015 targets.

YUM’s 2016 Operating Profit is expected to grow 10% in constant currency, including the impact of 2016 having a 53rd week. While we expect to spin off our China business prior to the end of 2016, this target assumes our China business will remain part of YUM through the end of 2016. YUM's 2016 target is based on Operating Profit growth instead of EPS growth given the uncertainties surrounding the specific timing and pricing of our 2016 shareholder capital returns.

Subsequent to the spin-off of our China business, we are targeting about 15% ongoing EPS growth for the new China entity and about 15% ongoing total shareholder return for the remaining ongoing YUM business. The new China entity's 15% EPS growth includes contributions from both Operating Profit and financial strategies such as share repurchases. YUM's 15% total shareholder return includes ongoing Operating Profit growth targets of 10% for our KFC Division, 8% for our Pizza Hut Division and 6% for

our Taco Bell Division, which are consistent with our historical ongoing earnings growth model. The 15% total shareholder return also includes 1% to 2% growth from the China license fee, 3% to 5% growth from financial strategies and approximately 2% yield from dividends.

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

•
System sales growth includes the results of all restaurants regardless of ownership, including company-owned, franchise, unconsolidated affiliate and license restaurants that operate our Concepts, except for non-company-owned restaurants for which we do not receive a sales-based royalty.  Sales of franchise, unconsolidated affiliate and license restaurants typically generate ongoing franchise and license fees for the Company at a rate of 4% to 6% of sales.  Franchise, unconsolidated affiliate and license restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

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

•
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") throughout this MD&A, the Company provides non-GAAP measurements which present operating results on a basis before Special Items. The Company uses earnings before Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings before Special Items provides additional information to investors to facilitate the comparison of past and present results, excluding those items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

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

2015 diluted EPS increased 3% to $3.18 per share versus our target of 10% growth, as sales and profits at our China Division did not recover as strongly as expected and adverse foreign currency translation significantly impacted reported earnings.

We expected China Division sales and profits to grow significantly in the second half of 2015 as we recovered from the adverse publicity in July 2014 surrounding improper food handling practices of a former supplier. China Division sales initially turned significantly positive as we lapped the July 2014 supplier incident, but overall sales in the second half of 2015 trailed our expectations, particularly at Pizza Hut Casual Dining. KFC China grew same stores sales 3% in Q3 and 6% in Q4, while Pizza Hut Casual Dining same-store sales declined 1% in Q3 and 8% in Q4. For the year China Division same-store sales declined 4%.

Foreign currency translation from our international operations negatively impacted EPS growth by 6 percentage points.

2015 financial highlights are below:

	China Division	KFC Division	Pizza Hut Division	Taco Bell Division	India Division
System Sales Growth (Decline)	2%	7%	2%	8%	(5)%
Operating Profit Growth (Decline)	8%	8%	1%	12%	(118)%
Same Store Sales Growth (Decline)	(4)%	3%	1%	5%	(13)%
New Unit Openings	743	715	577	276	54

Worldwide

The Consolidated Results of Operations for the years to date ended December 26, 2015, December 27, 2014 and December 28, 2013 are presented below:

	Amount			% B/(W)
	2015	2014	2013	2015		2014
Company sales	$11,145	$11,324	$11,184	(2)		1
Franchise and license fees and income	1,960	1,955	1,900	—		3
Total revenues	$13,105	$13,279	$13,084	(1)		1
Restaurant profit	$1,786	$1,642	$1,683	9		(2)
Restaurant Margin %	16.0%	14.5%	15.0%	1.5	ppts.	(0.5)	ppts.
Operating Profit	$1,921	$1,557	$1,798	23		(13)
Interest expense, net	134	130	247	(4)		47
Income tax provision	489	406	487	(20)		17
Net Income – including noncontrolling interests	1,298	1,021	1,064	27		(4)
Net Income (loss) – noncontrolling interests	5	(30)	(27)	NM		(12)
Net Income – YUM! Brands, Inc.	$1,293	$1,051	$1,091	23		(4)
Diluted EPS(a)	$2.92	$2.32	$2.36	26		(2)
Diluted EPS before Special Items(a)	$3.18	$3.09	$2.97	3		4
Reported Effective tax rate	27.3%	28.5%	31.4%
Effective tax rate before Special Items	25.6%	25.5%	28.0%

(a)	See Note 3 for the number of shares used in these calculations.

			2015	2014
System Sales Growth, reported			(1)%	2%
System Sales Growth, excluding FX			5%	3%

				% Increase (Decrease)
Unit Count	2015	2014	2013	2015	2014
Franchise & License	32,969	32,125	31,420	3	2
Company-owned	8,927	8,664	8,097	3	7
Unconsolidated Affiliates	796	757	716	5	6
	42,692	41,546	40,233	3	3

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Year
Detail of Special Items	2015	2014	2013
Gains (losses) associated with the refranchising of equity markets outside the U.S. (See Note 4)	$(96)	$7	$—
Costs associated with KFC U.S. Acceleration Agreement (See Note 4)	(72)	—	—
Loss associated with planned sale of aircraft (See Note 7)	(15)	—	—
Costs associated with the planned spin-off of the China business and YUM recapitalization(a)	(9)	—	—
U.S. Refranchising gain (loss)(b)	75	6	91
Little Sheep impairment (See Note 4)	—	(463)	(295)
Other Special Items Income (Expense)(c)	1	3	(18)
Special Items Income (Expense) - Operating Profit	(116)	(447)	(222)
Losses related to the extinguishment of debt - Interest Expense, net (See Note 4)	—	—	(118)
Special Items Income (Expense) before income taxes	(116)	(447)	(340)
Tax Benefit (Expense) on Special Items(d)	(1)	72	41
Special Items Income (Expense), net of tax - including noncontrolling interests	(117)	(375)	(299)
Special Items Income (Expense), net of tax - noncontrolling interests (See Note 4)	—	26	19
Special Items Income (Expense), net of tax - YUM! Brands, Inc.	$(117)	$(349)	$(280)
Average diluted shares outstanding	443	453	461
Special Items diluted EPS	$(0.26)	$(0.77)	$(0.61)

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$2,037	$2,004	$2,020
Special Items Income (Expense) - Operating Profit	(116)	(447)	(222)
Reported Operating Profit	$1,921	$1,557	$1,798

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$3.18	$3.09	$2.97
Special Items EPS	(0.26)	(0.77)	(0.61)
Reported EPS	$2.92	$2.32	$2.36

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	25.6%	25.5%	28.0%
Impact on Tax Rate as a result of Special Items(d)	1.7%	3.0%	3.4%
Reported Effective Tax Rate	27.3%	28.5%	31.4%

(a)	We have incurred $9 million of expenses for initiatives related to the planned spin-off of our China business into an independent publicly-traded company and our recapitalization plan.

(b)	The refranchising gains in 2015 and 2013 were primarily due to gains on sales of Taco Bell restaurants.

(c)
Other Special Items Income (Expense) in 2013 primarily includes pension settlement charges of $10 million related to a program where the company allowed certain former employees the opportunity to voluntarily elect an early payout of their pension benefits, the majority of which were funded from existing pension plan assets, and $5 million of expense relating to U.S. G&A productivity initiatives and realignment of resources (primarily severance and early retirement costs) undertaken in conjunction with the refranchising of restaurants in the U.S.

(d)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

China Division

The China Division has 7,176 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut Casual Dining restaurants and accelerated the development of Pizza Hut Home Service (home delivery). For 2015, China Division targeted mid-single-digit same-store sales growth, moderate margin improvement, at least 700 new unit openings and Operating Profit growth of at least 15%.

				% B/(W)				% B/(W)
				2015				2014
	2015	2014	2013	Reported		Ex FX		Reported		Ex FX
Company sales	$6,789	$6,821	$6,800	—		1		—		1
Franchise and license fees and income	120	113	105	7		9		7		7
Total revenues	$6,909	$6,934	$6,905	—		2		—		1

Restaurant profit	$1,077	$1,009	$1,050	7		9		(4)		(4)
Restaurant margin %	15.9%	14.8%	15.4%	1.1	ppts.	1.0	ppts.	(0.6)	ppts.	(0.6)	ppts.

G&A expenses	$397	$391	$357	(2)		(3)		(9)		(9)
Operating Profit	$757	$713	$777	6		8		(8)		(8)

	2015	2014
System Sales Growth, reported	—%	1%
System Sales Growth, excluding FX	2%	1%
Same-Store Sales Growth (Decline) %	(4)%	(5)%

				% Increase (Decrease)
Unit Count	2015	2014	2013	2015	2014
Company-owned	5,768	5,417	5,026	6	8
Unconsolidated Affiliates	796	757	716	5	6
Franchise & License	612	541	501	13	8
	7,176	6,715	6,243	7	8

	2014	New Builds	Closures	Refranchised	Acquired	Other	2015
Company-owned	5,417	636	(198)	(90)	3	—	5,768
Unconsolidated Affiliates	757	58	(15)	—	—	(4)	796
Franchise & License	541	49	(69)	90	(3)	4	612
Total	6,715	743	(282)	—	—	—	7,176

	2013	New Builds	Closures	Refranchised	Acquired	Other	2014
Company-owned	5,026	664	(195)	(79)	1	—	5,417
Unconsolidated Affiliates	716	56	(14)	—	—	(1)	757
Franchise & License	501	17	(56)	79	(1)	1	541
Total	6,243	737	(265)	—	—	—	6,715

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2015 vs. 2014
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$6,821	$363	$(262)	$(133)	$6,789
Cost of sales	(2,207)	(102)	108	42	(2,159)
Cost of labor	(1,407)	(70)	63	28	(1,386)
Occupancy and other	(2,198)	(108)	97	42	(2,167)
Restaurant profit	$1,009	$83	$6	$(21)	$1,077

	2014 vs. 2013
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$6,800	$358	$(322)	$(15)	$6,821
Cost of sales	(2,258)	(104)	151	4	(2,207)
Cost of labor	(1,360)	(75)	26	2	(1,407)
Occupancy and other	(2,132)	(124)	52	6	(2,198)
Restaurant profit	$1,050	$55	$(93)	$(3)	$1,009

In 2015, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth partially offset by the impact of refranchising. Significant other factors impacting Company sales and/or Restaurant profit were labor efficiencies and lower utilities, partially offset by wage inflation of 8%, company same-store sales declines of 4% and commodity inflation of 1%. See the Summary at the beginning of this section for discussion of China sales.

In 2014, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were wage rate inflation of 9% and same-store sales declines of 5% which led to inefficiencies in Cost of sales, partially offset by labor efficiencies and lower advertising expense.

Franchise and License Fees and Income

In 2015, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by the impact of refranchising and net new unit growth, partially offset by franchise and license same-store sales declines of 2%.

In 2014, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by the impact of refranchising, partially offset by franchise and license same-store sales declines of 4%.

G&A Expenses

In 2015 and 2014, the increase in G&A expenses, excluding the impact of foreign currency translation, was driven by higher compensation costs due to wage inflation and higher headcount.

Operating Profit

In 2015, the increase in Operating Profit, excluding the impact of foreign currency translation, was driven by net new unit growth and lower restaurant operating costs, partially offset by same-store sales declines, decreased Other income due to lower insurance recoveries related to the 2012 poultry supply incident and higher closure and impairment expenses. See the Summary at the beginning of this section for discussion of China sales.

In 2014, the decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales declines, higher restaurant operating costs and higher G&A expenses, partially offset by net new unit growth and increased Other income due to an insurance recovery related to the 2012 poultry supply incident.

KFC Division

The KFC Division has 14,577 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 40% of both the Division’s units and profits, respectively, as of the end of 2015. Additionally, 90% of the KFC Division units were operated by franchisees and licensees as of the end of 2015. For 2015, KFC Division targeted at least 425 net new international units, low-single-digit same-store sales growth and Operating Profit growth of 10%.

				% B/(W)				% B/(W)
				2015				2014
	2015	2014	2013	Reported		Ex FX		Reported		Ex FX
Company sales	$2,106	$2,320	$2,192	(9)		5		6		9
Franchise and license fees and income	842	873	844	(4)		7		4		7
Total revenues	$2,948	$3,193	$3,036	(8)		6		5		8

Restaurant profit	$312	$308	$277	1		16		12		14
Restaurant margin %	14.8%	13.3%	12.6%	1.5	ppts.	1.4	ppts.	0.7	ppts.	0.7	ppts.

G&A expenses	$386	$383	$391	(1)		(12)		2		—
Operating Profit	$677	$708	$649	(4)		8		9		13

	2015	2014
System Sales Growth, reported	(4)%	2%
System Sales Growth, excluding FX	7%	6%
Same-Store Sales Growth %	3%	3%

				% Increase (Decrease)
Unit Count	2015	2014	2013	2015	2014
Franchise & License	13,189	12,874	12,647	2	2
Company-owned	1,388	1,323	1,257	5	5
	14,577	14,197	13,904	3	2

	2014	New Builds	Closures	Refranchised	Acquired	Other	2015
Franchise & License	12,874	609	(302)	31	(12)	(11)	13,189
Company-owned	1,323	106	(22)	(31)	12	—	1,388
Total	14,197	715	(324)	—	—	(11)	14,577

	2013	New Builds	Closures	Refranchised	Acquired	Other	2014
Franchise & License	12,647	553	(356)	39	(4)	(5)	12,874
Company-owned	1,257	123	(22)	(39)	4	—	1,323
Total	13,904	676	(378)	—	—	(5)	14,197

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2015 vs. 2014
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$2,320	$54	$65	$(333)	$2,106
Cost of sales	(809)	(25)	2	115	(717)
Cost of labor	(552)	(8)	(16)	79	(497)
Occupancy and other	(651)	(16)	(6)	93	(580)
Restaurant profit	$308	$5	$45	$(46)	$312

	2014 vs. 2013
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$2,192	$110	$79	$(61)	$2,320
Cost of sales	(766)	(43)	(26)	26	(809)
Cost of labor	(521)	(25)	(16)	10	(552)
Occupancy and other	(628)	(38)	(3)	18	(651)
Restaurant profit	$277	$4	$34	$(7)	$308

In 2015, the increase in Company sales and Restaurant profit associated with store portfolio actions were driven by international net new unit growth partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 3%.

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

Franchise and License Fees and Income

In 2015, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by growth in international net new units, franchise and license same-store sales growth of 3% and refranchising.

In 2014, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by growth in international net new units and franchise and license same-store sales growth of 2%.

G&A Expenses

In 2015, the increase in G&A expenses, excluding the impact of foreign currency translation, was driven by higher incentive compensation, increased headcount in international markets and higher pension costs, including lapping the favorable resolution of a pension issue in the UK during 2014.

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

Operating Profit

In 2015, the increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and international net new units, partially offset by higher G&A expenses.

In 2014, the increase in Operating Profit, excluding the impact of foreign currency translation, was driven by growth in same-store sales and international net new units, partially offset by higher restaurant operating costs in international markets.

Pizza Hut Division

The Pizza Hut Division has 13,728 units, approximately 60% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately 20% of both units and profits for the Division as of the end of 2015. Additionally, 94% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2015. For 2015, Pizza Hut targeted at least 400 net new units, mid-single-digit same-store sales growth and 10% Operating Profit growth.

				% B/(W)				% B/(W)
				2015				2014
	2015	2014	2013	Reported		Ex FX		Reported		Ex FX
Company sales	$609	$607	$609	—		3		—		(1)
Franchise and license fees and income	536	541	538	(1)		3		1		2
Total revenues	$1,145	$1,148	$1,147	—		3		—		1

Restaurant profit	$59	$50	$71	19		16		(30)		(32)
Restaurant margin %	9.7%	8.2%	11.7%	1.5	ppts.	1.0	ppts.	(3.5)	ppts.	(3.7)	ppts.

G&A expenses	$266	$246	$224	(8)		(13)		(10)		(11)
Operating Profit	$289	$295	$339	(2)		1		(13)		(13)

	2015	2014
System Sales Growth, reported	(2)%	—%
System Sales Growth, excluding FX	2%	1%
Same-Store Sales Growth (Decline) %	1%	(1)%

				% Increase (Decrease)
Unit Count	2015	2014	2013	2015	2014
Franchise & License	12,969	12,814	12,601	1	2
Company-owned	759	788	732	(4)	8
	13,728	13,602	13,333	1	2

	2014	New Builds	Closures	Refranchised	Acquired	Other	2015
Franchise & License	12,814	522	(418)	90	(44)	5	12,969
Company-owned	788	55	(38)	(90)	44	—	759
Total	13,602	577	(456)	—	—	5	13,728

	2013	New Builds	Closures	Refranchised	Acquired	Other	2014
Franchise & License	12,601	586	(359)	6	(19)	(1)	12,814
Company-owned	732	91	(48)	(6)	19	—	788
Total	13,333	677	(407)	—	—	(1)	13,602

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2015 vs. 2014
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$607	$24	$(4)	$(18)	$609
Cost of sales	(180)	(7)	12	6	(169)
Cost of labor	(188)	(6)	(2)	6	(190)
Occupancy and other	(189)	(9)	(1)	8	(191)
Restaurant profit	$50	$2	$5	$2	$59

	2014 vs. 2013
Income / (Expense)	2013	Store Portfolio Actions	Other	FX	2014
Company sales	$609	$21	$(24)	$1	$607
Cost of sales	(173)	(7)	—	—	(180)
Cost of labor	(183)	(9)	4	—	(188)
Occupancy and other	(182)	(8)	—	1	(189)
Restaurant profit	$71	$(3)	$(20)	$2	$50

In 2015, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by the impact of acquisitions in Canada and the U.S. and net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were commodity deflation, primarily in the U.S., partially offset by company same-store sales declines of 1%.

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

Franchise and License Fees and Income

In 2015, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by net new unit growth. Franchise and license same-store sales grew 1%.

In 2014, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by net new unit growth. Franchise and license same-store sales declined 1%.

G&A Expenses

In 2015, the increase in G&A expenses, excluding the impact of foreign currency translation, was driven by strategic international investments and higher U.S. pension costs.

In 2014, the increase in G&A expenses, excluding the impact of foreign currency translation, was driven by strategic international investments, higher litigation costs and lapping a pension curtailment gain in the first quarter of 2013 related to one of our UK pension plans, partially offset by lower pension costs in the U.S.

Operating Profit

In 2015, the increase in Operating Profit, excluding the impact of foreign currency translation, was driven by net new unit growth and same-store sales growth, partially offset by higher G&A expenses.

In 2014, the decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by higher G&A expenses, same-store sales declines and higher restaurant operating costs, partially offset by net new unit growth.

Taco Bell Division

The Taco Bell Division has 6,400 units, the vast majority of which are in the U.S. The Company owns 15% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. For 2015, Taco Bell targeted about 150 net new units, low-single-digit same-store sales growth and Operating Profit growth of 6%.

				% B/(W)				% B/(W)
				2015				2014
	2015	2014	2013	Reported		Ex FX		Reported		Ex FX
Company sales	$1,541	$1,452	$1,474	6		6		(2)		(2)
Franchise and license fees and income	447	411	395	9		9		4		4
Total revenues	$1,988	$1,863	$1,869	7		7		—		—

Restaurant profit	$343	$274	$287	25		25		(5)		(5)
Restaurant margin %	22.3%	18.9%	19.5%	3.4	ppts.	3.4	ppts.	(0.6)	ppts.	(0.6)	ppts.

G&A expenses	$228	$185	$206	(23)		(23)		10		10
Operating Profit	$539	$480	$456	12		12		5		5

	2015	2014
System Sales Growth, reported	8%	4%
System Sales Growth, excluding FX	8%	4%
Same-Store Sales Growth %	5%	3%

				% Increase (Decrease)
Unit Count	2015	2014	2013	2015	2014
Franchise & License	5,506	5,273	5,157	4	2
Company-owned	894	926	891	(3)	4
	6,400	6,199	6,048	3	2

	2014	New Builds	Closures	Refranchised	Acquired	Other	2015
Franchise & License	5,273	239	(80)	65	—	9	5,506
Company-owned	926	37	(4)	(65)	—	—	894
Total	6,199	276	(84)	—	—	9	6,400

	2013	New Builds	Closures	Refranchised	Acquired	Other	2014
Franchise & License	5,157	209	(90)	3	(12)	6	5,273
Company-owned	891	27	(1)	(3)	12	—	926
Total	6,048	236	(91)	—	—	6	6,199

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2015 vs. 2014
Income / (Expense)	2014	Store Portfolio Actions	Other	2015
Company sales	$1,452	$38	$51	$1,541
Cost of sales	(431)	(10)	20	(421)
Cost of labor	(414)	(12)	(1)	(427)
Occupancy and other	(333)	(11)	(6)	(350)
Restaurant profit	$274	$5	$64	$343

	2014 vs. 2013
Income / (Expense)	2013	Store Portfolio Actions	Other	2014
Company sales	$1,474	$(47)	$25	$1,452
Cost of sales	(424)	14	(21)	(431)
Cost of labor	(419)	14	(9)	(414)
Occupancy and other	(344)	12	(1)	(333)
Restaurant profit	$287	$(7)	$(6)	$274

In 2015, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4% and commodity deflation.

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

Franchise and License Fees and Income

In 2015, the increase in Franchise and license fees and income was driven by franchise and license same-store sales growth of 5%, net new unit growth and lapping franchise incentives provided in the first quarter of 2014 related to the national launch of breakfast.

In 2014, the increase in Franchise and license fees and income was driven by same-store sales growth of 3%, refranchising and net new unit growth, partially offset by franchise incentives provided in the first quarter of 2014 related to the launch of breakfast.

G&A Expenses

In 2015, the increase in G&A expenses was driven by higher incentive compensation costs, investment spending on strategic growth and technology initiatives, higher U.S. pension costs, higher litigation costs and the creation of the Live Más Scholarship.

In 2014, the decrease in G&A expenses was driven by lower U.S. pension costs and lower incentive compensation costs.

Operating Profit

In 2015, the increase in Operating Profit was driven by same-store sales growth and net new unit growth, partially offset by higher G&A expenses.

In 2014, the increase in Operating Profit was driven by same-store sales growth, lower G&A expenses and net new unit growth, partially offset by higher restaurant operating costs.

India Division

The India Division has 811 units, predominately KFC and Pizza Hut restaurants. Effective January, 2016 the India Division was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results will not be impacted, we will restate our historical segment information during 2016 for consistent presentation.

				% B/(W)		% B/(W)
				2015		2014
	2015	2014	2013	Reported	Ex FX	Reported	Ex FX
Total revenues(a)	$115	$141	$127	(18)	(14)	11	16
Operating Profit (loss)	$(19)	$(9)	$(15)	(108)	(118)	39	35

	2015	2014
System Sales Growth, reported(a)	(9)%	(1)%
System Sales Growth, excluding FX(a)	(5)%	3%
Same-Store Sales Growth (Decline) %	(13)%	(5)%

				% Increase (Decrease)
Unit Count	2015	2014	2013	2015	2014
Franchise & License	693	623	514	11	21
Company-owned	118	210	191	(44)	10
	811	833	705	(3)	18

	2014	New Builds	Closures	Refranchised	Acquired	2015
Franchise & License	623	54	(70)	86	—	693
Company-owned	210	—	(6)	(86)	—	118
Total	833	54	(76)	—	—	811

	2013	New Builds	Closures	Refranchised	Acquired	2014
Franchise & License	514	110	(21)	20	—	623
Company-owned	191	46	(7)	(20)	—	210
Total	705	156	(28)	—	—	833

(a)
Effective the beginning of 2014, results from our Mauritius stores are included in KFC and Pizza Hut Divisions as applicable. Prior year units have been adjusted for comparability while division System Sales Growth, Total Revenues and Operating Profit (loss) have not been restated due to the immaterial dollar impact of this change. While there was no impact to our consolidated results, this change negatively impacted India's 2014 System Sales Growth, reported and excluding FX, by 10% and 11%, respectively. This change negatively impacted India's 2014 Total revenues by 2% and Operating Profit (loss) by $1 million.

Corporate & Unallocated

				% B/(W)
Income/(Expense)	2015	2014	2013	2015		2014
Corporate G&A expenses	$(204)	$(189)	$(207)	(7)		9
Unallocated franchise and license expenses	(71)	—	—	NM		—
Unallocated closures and impairments	—	(463)	(295)	NM		(57)
Refranchising gain (loss) (See Note 4)	(10)	33	100	NM		(67)
Other unallocated	(37)	(11)	(6)	NM		(78)
Interest expense, net	(134)	(130)	(247)	(4)		47
Income tax provision (See Note 16)	(489)	(406)	(487)	(20)		17
Effective tax rate (See Note 16)	27.3%	28.5%	31.4%	1.2	ppts.	2.9	ppts.

Corporate G&A Expenses

In 2015, the increase in Corporate G&A expenses was driven by higher professional fees and higher pension costs.

In 2014, the decrease in Corporate G&A expenses was driven by lower pension costs, including lapping higher pension settlement charges, partially offset by higher professional fees.

Unallocated Franchise and License expenses

In 2015, Unallocated franchise and license expenses represent charges related to the KFC U.S. acceleration agreement. See Note 4.

Unallocated Closures and Impairments

In 2014 and 2013, Unallocated closures and impairments represent Little Sheep impairment charges. See Note 4.

Other Unallocated

In 2015, Other unallocated primarily includes foreign exchange losses and a write-down related to our decision to dispose of a corporate aircraft in China.

In 2014 and 2013, Other unallocated primarily includes foreign exchange losses.

Interest Expense, Net

The increase in interest expense, net for 2015 was driven by increased net short-term borrowings.

The decrease in interest expense, net for 2014 was driven by lapping $118 million of premiums paid and other costs related to the extinguishment of debt in 2013. See Note 4.

Consolidated Cash Flows

Net cash provided by operating activities was $2,139 million in 2015 versus $2,049 million in 2014. The increase was primarily driven by lapping higher income tax payments in the prior year, partially offset by higher pension contributions.

In 2014, net cash provided by operating activities was $2,049 million compared to $2,139 million in 2013. The decrease was primarily driven by higher income taxes paid.

Net cash used in investing activities was $682 million in 2015 compared to $936 million in 2014. The decrease was primarily driven by higher refranchising proceeds and lower capital spending.

In 2014, net cash used in investing activities was $936 million compared to $886 million in 2013. The increase was primarily driven by lower refranchising proceeds, partially offset by lapping the acquisition of restaurants in Turkey from an existing franchisee in April 2013.

Net cash used in financing activities was $1,292 million in 2015 compared to $1,114 million in 2014. The increase was primarily driven by higher share repurchases and dividends, partially offset by higher net borrowings.

In 2014, net cash used in financing activities was $1,114 million compared to $1,451 million in 2013. The decrease was primarily driven by higher borrowings on our revolving credit facility.

Consolidated Financial Condition

The increase in our Short-term borrowings is primarily due to the outstanding balance of $600 million on a new term loan facility and the reclassification of $300 million Senior Unsecured Notes as short-term due to their April 2016 maturity date, partially offset by the maturity of $250 million Senior Unsecured Notes in September 2015.

Long-term debt is also impacted by outstanding borrowings of $701 million under our revolving credit facility as of December 26, 2015. See Note 10.

Other liabilities and deferred credits declined $277 million primarily due to actuarial gains and cash contributions related to our pension plans.

Liquidity and Capital Resources

Operating in the retail food industry allows us to generate substantial cash flows from the operations of our company-owned stores and from our extensive franchise operations which require a limited YUM investment. Net cash provided by operating activities has exceeded $2 billion each of the last five fiscal years. These operating cash flows have largely funded our historical capital spending and returns to shareholders in the form of cash dividends and share repurchases.

To the extent operating cash flows plus other sources of cash such as refranchising proceeds have not covered our desired levels of capital spending and returns to shareholders, we have had borrowing capacity to fund shortfalls. Net cash provided by operating activities, refranchising proceeds, capital spending, repurchases of shares of Common Stock and dividends paid on Common Stock each of the last three years are as follows:

	2015	2014	2013
Net Cash Provided by Operating Activities	$2,139	$2,049	$2,139
Refranchising Proceeds	246	114	260
Capital spending	(973)	(1,033)	(1,049)
Repurchase shares of Common Stock	(1,200)	(820)	(770)
Dividends paid on Common Stock	(730)	(669)	(615)

We generate a significant amount of cash from operating activities outside the U.S. that we have used historically to fund our international development. To the extent we have needed to repatriate international cash to fund our U.S. discretionary cash spending, including returns to shareholders and debt repayments, we have historically been able to do so in a tax-efficient manner.

If we experience an unforeseen decrease in our cash flows from our U.S. businesses or are unable to refinance future U.S. debt maturities we may be required to repatriate future international earnings at tax rates higher than we have historically experienced.

As previously noted we intend to spin-off our China business from YUM into an independent, publicly-traded company prior to the end of 2016. Upon completion of the planned spin-off, YUM will become more of a “pure play” franchisor with more stable earnings, higher profit margins, lower capital requirements and stronger cash flow conversion.

YUM has announced its intention to return approximately $6.2 billion of capital to shareholders prior to this planned spin-off, the majority of which would be funded by incremental borrowings. We expect these incremental borrowings to occur as the Company transitions to a non-investment grade credit rating with a balance sheet more consistent with highly-levered peer restaurant franchise companies.

As part of our intention to return up to $6.2 billion to shareholders, we began increasing our rate of share repurchases in October, 2015. In December, 2015 we entered into a $1.5 billion short-term credit facility to help fund these share repurchases, and there were $600 million of outstanding borrowings related to this facility as of December 26, 2015. We expect to borrow an additional $5.2 billion in 2016.

When we announced our recapitalization plan, our credit ratings were lowered to non-investment grade by both Standard & Poor's (BB) and Moody's Investor Services (Ba3). This downgrade did not significantly impact our 2015 borrowing costs and we do not expect it to impact our ability to execute our recapitalization plan or the balance of our planned shareholder returns. While we do not anticipate any further downgrade to our credit rating, such a downgrade would increase the Company’s current borrowing costs and could impact the Company’s ability to access the credit markets cost effectively if necessary. Based on the amount and composition of our debt at December 26, 2015, our interest expense would not materially increase on a full-year basis should we receive a further one-level downgrade in our ratings.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017 and includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable. At December 26, 2015, our unused Credit Facility totaled $594 million net of outstanding letters of credit of $5 million and outstanding borrowings of $701 million. The interest rate for borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility depends upon our performance against specified financial criteria. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

On December 8, 2015, we entered into a credit agreement providing for an unsecured term loan facility (the “Short-Term Loan Credit Facility”) in an amount up to $1.5 billion which matures in June 2016 with an option for YUM to extend maturity for an additional three months and includes three participating banks. This credit agreement is being used to fund a portion of our planned capital returns to shareholders.

Under the terms of the Short-Term Loan Credit Facility, we may borrow up to the full amount of the facility in up to three draws. At December 26, 2015, our unused Short-term Loan Credit Facility totaled $900 million net of outstanding borrowings of $600 million. The interest rate for most borrowings under the Short-Term Loan Credit Facility ranges from 1.00% to 1.75% over LIBOR. The exact spread over LIBOR under the Short-Term Loan Credit Facility depends upon our performance against specified financial criteria. Interest on any outstanding borrowings under the Short-Term Loan Credit Facility is payable at least quarterly.

Both the Credit Facility and the Short-Term Loan Credit Facility are unconditionally guaranteed by our principal domestic subsidiaries and contain financial covenants relating to the maintenance of leverage and fixed charge coverage ratios. The agreements for both credit facilities also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at December 26, 2015 with a considerable amount of cushion. Additionally, both facilities contain cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2016 through 2043 and stated interest rates ranging from 3.75% to 6.88%. The notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under Senior Unsecured Notes were $2.5 billion at December 26, 2015. Our Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

Contractual Obligations

Our significant contractual obligations and payments as of December 26, 2015 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$5,072	$1,048	$1,233	$759	$2,032
Capital leases(b)	287	20	40	39	188
Operating leases(b)	4,957	672	1,189	973	2,123
Purchase obligations(c)	765	568	136	54	7
Benefit plans(d)	259	61	100	32	66
Total contractual obligations	$11,340	$2,369	$2,698	$1,857	$4,416

(a)	Amounts include maturities of debt outstanding as of December 26, 2015 and expected interest payments on those outstanding amounts on a nominal basis. See Note 10.

(b)	These obligations, which are shown on a nominal basis, relate primarily to approximately 8,000 company-owned restaurants. See Note 11.

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

(d)
Includes actuarially-determined timing of payments from our most significant unfunded pension plan as well as scheduled payments from our deferred compensation plan and other unfunded benefit plans where payment dates are determinable. This table excludes $34 million of future benefit payments for deferred compensation and other unfunded benefit plans to be paid upon separation of employee's service or retirement from the company, as we cannot reasonably estimate the dates of these future cash payments.

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and UK.  The most significant of the U.S. plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from our other significant U.S. plan are paid by the Company as incurred (see footnote (d) above).  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time to time to improve the Plan’s funded status.  At December 26, 2015 the Plan was in a net underfunded position of $29 million.  The UK pension plans were in a net overfunded position of $58 million at our 2015 measurement date.

We do not anticipate making any significant contributions to the Plan in 2016. Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumptions.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions in 2016 and beyond.

Our post-retirement health care plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $6 million in 2015 and no future funding amounts are included in the contractual obligations table.  See Note 13.

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

We have not included in the contractual obligations table approximately $28 million of liabilities for unrecognized tax benefits relating to various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.  These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

We have excluded from the contractual obligations table certain commitments associated with the KFC U.S. Acceleration Agreement (See Note 4) as we cannot reliably estimate the specific timing of the remaining investments to be made in each of the next two years. In connection with this agreement we anticipate investing a total of approximately $125 million through 2017 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels, of which $72 million was invested in 2015.

Off-Balance Sheet Arrangements

See the Lease Guarantees, Franchise Loan Pool and Equipment Guarantees, and Unconsolidated Affiliates Guarantees sections of Note 18 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In May, 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. In July, 2015 the FASB approved a one-year deferral of the effective date of the new standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal year 2018 with early adoption permitted in the first quarter of 2017. The standard allows for either a full retrospective or modified retrospective transition method. The Standard will not impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees or licensees, which are based on a percentage of franchise and license sales. We are continuing to evaluate the impact the adoption of this standard will have on the recognition of other less significant revenue transactions such as initial fees from franchisees and refranchising of company-owned restaurants.

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset.  Our most significant indefinite-lived intangible asset is our Little Sheep trademark with a book value of $56 million at December 26, 2015. The fair value estimate of the Little Sheep trademark in our fourth quarter impairment testing exceeded its carrying value. Fair value was determined using a relief-from-royalty valuation approach that included estimated future revenues as a significant input, and a discount rate of 13% as our estimate of the required rate-of-return that a third-party buyer would expect to receive when purchasing the Little Sheep trademark. The primary drivers of fair value include franchise revenue growth and revenues from a wholly-owned business that sells seasoning to retail customers. Franchise revenue growth reflects annual same-store sales growth of 4% and approximately 35 new franchise units per year, partially offset by the impact of approximately 25 franchise closures per year. The seasoning business is forecasted to generate sales growth rates consistent with historical results.

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

The fair values of all our reporting units with goodwill balances were substantially in excess of their respective carrying values as of the 2015 goodwill testing date.

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

During 2015, the Company's reporting units with the most significant refranchising activity and recorded goodwill were KFC India, Taco Bell U.S. and KFC China.  Within KFC India, 86 restaurants were refranchised (representing 42% of beginning-of-year company units) and less than $1 million in goodwill was written off (representing 25% of beginning-of-year goodwill). Within Taco Bell U.S., 65 restaurants were refranchised (representing 7% of beginning-of-year company units) and $2 million in goodwill was written off (representing 2% of beginning-of-year goodwill). Within KFC China, 52 restaurants were refranchised (representing 1% of beginning-of-year company units) and less than $1 million in goodwill was written off (representing less than 1% of beginning-of-year goodwill).

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

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $1,134 million and a fair value of plan assets of $1,004 million at December 26, 2015.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 4.90% at December 26, 2015.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for our discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or S&P with cash flows that mirror our expected benefit payment cash flows under the plans.  We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody's and S&P) and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $70 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $80 million at our measurement date.

The pension expense we will record in 2016 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date.  We expect pension expense for our U.S. plans to decrease approximately $35 million in 2016.  The decrease is primarily driven by a decrease in amortization of net loss due to lower net unrecognized losses in Accumulated other comprehensive income.  Lower net unrecognized losses in Accumulated other comprehensive income are primarily a result of a higher discount rate at our 2015 measurement date. A 50 basis-point change in our discount rate assumption at our measurement date would impact our 2016 U.S. pension expense by approximately $6 million.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical returns for each asset category.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2016 pension expense, at December 26, 2015 was 6.75%.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2016 U.S. pension expense by approximately $10 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 6.75% will impact our unrecognized pre-tax actuarial net loss by approximately $10 million.

A decrease in discount rates over time has largely contributed to an unrecognized pre-tax actuarial net loss of $138 million included in Accumulated other comprehensive income (loss) for these U.S. plans at December 26, 2015.  We will recognize approximately $6 million of such loss in net periodic benefit cost in 2016 versus $45 million recognized in 2015. See Note 13.

Income Taxes

At December 26, 2015, we had valuation allowances of approximately $250 million to reduce our $1.2 billion of deferred tax assets to amounts that are more likely than not to be realized.  The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal, state and foreign jurisdictions, net operating losses in certain foreign jurisdictions, the majority of which do not expire, and U.S. foreign tax credit carryovers that expire 10 years from inception and for which we anticipate having foreign earnings to utilize. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities.  We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income Tax Provision when it is more likely than not that the position would be sustained upon examination by these tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At December 26, 2015 we had $98 million of unrecognized tax benefits, $89 million of which are temporary in nature and, if recognized, would not impact the effective tax rate.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

We have investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis.  We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone these basis differences from reversing with a tax consequence.   We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $2.3 billion at December 26, 2015.  A determination of the deferred tax liability on this amount is not practicable.

If our intentions regarding our ability and intent to postpone these basis differences from reversing with a tax consequence change, deferred tax may need to be provided that could materially impact the provision for income taxes.

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

At December 26, 2015 and December 27, 2014 a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period, in a reduction of approximately $14 million and $5 million, respectively, in income before income taxes.  The estimated reductions are based upon the current level of variable rate debt and assume no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents.  In addition, the fair value of our derivative financial instruments at December 26, 2015 and December 27, 2014 would decrease approximately $1 million and $4 million, respectively, as a result of the same hypothetical 100 basis-point increase and the fair value of our Senior

Unsecured Notes at December 26, 2015 and December 27, 2014 would decrease approximately $119 million and $182 million, respectively.  Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration.

Foreign Currency Exchange Rate Risk

Changes in foreign currency exchange rates impact the translation of our reported foreign currency denominated earnings, cash flows and net investments in foreign operations and the fair value of our foreign currency denominated financial instruments. Historically, we have chosen not to hedge foreign currency risks related to our foreign currency denominated earnings and cash flows through the use of financial instruments. We attempt to minimize the exposure related to our net investments in foreign operations by financing those investments with local currency denominated debt when practical.  In addition, we attempt to minimize the exposure related to foreign currency denominated financial instruments by purchasing goods and services from third parties in local currencies when practical. Consequently, foreign currency denominated financial instruments consist primarily of intercompany receivables and payables.  At times, we utilize forward contracts and cross-currency swaps to reduce our exposure related to these intercompany receivables and payables.  The notional amount and maturity dates of these contracts match those of the underlying receivables or payables such that our foreign currency exchange risk related to these instruments is minimized.

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $4.7 billion as of December 26, 2015. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 26, 2015 Operating Profit would have decreased approximately $155 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and subsidiaries (YUM) as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the fiscal years in the three-year period ended December 26, 2015. We also have audited YUM’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. YUM’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on YUM’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 26, 2015 and December 27, 2014, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

s/s KPMG LLP
Louisville, Kentucky
February 16, 2016

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
(in millions, except per share data)
	2015	2014	2013
Revenues
Company sales	$11,145	$11,324	$11,184
Franchise and license fees and income	1,960	1,955	1,900
Total revenues	13,105	13,279	13,084
Costs and Expenses, Net
Company restaurants
Food and paper	3,507	3,678	3,669
Payroll and employee benefits	2,517	2,579	2,499
Occupancy and other operating expenses	3,335	3,425	3,333
Company restaurant expenses	9,359	9,682	9,501
General and administrative expenses	1,504	1,419	1,412
Franchise and license expenses	242	160	158
Closures and impairment (income) expenses	79	535	331
Refranchising (gain) loss	10	(33)	(100)
Other (income) expense	(10)	(41)	(16)
Total costs and expenses, net	11,184	11,722	11,286

Operating Profit	1,921	1,557	1,798

Interest expense, net	134	130	247

Income Before Income Taxes	1,787	1,427	1,551

Income tax provision	489	406	487
Net Income – including noncontrolling interests	1,298	1,021	1,064
Net Income (loss) – noncontrolling interests	5	(30)	(27)
Net Income – YUM! Brands, Inc.	$1,293	$1,051	$1,091

Basic Earnings Per Common Share	$2.97	$2.37	$2.41

Diluted Earnings Per Common Share	$2.92	$2.32	$2.36

Dividends Declared Per Common Share	$1.74	$1.56	$1.41

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
(in millions)

	2015	2014	2013

Net income - including noncontrolling interests	$1,298	$1,021	$1,064
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	(259)	(149)	10
Reclassifications of adjustments and (gains) losses into Net Income	115	2	—
	(144)	(147)	10
Tax (expense) benefit	—	4	(2)
	(144)	(143)	8

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	101	(209)	221
Reclassification of (gains) losses into Net Income	53	27	83
	154	(182)	304
Tax (expense) benefit	(57)	69	(115)
	97	(113)	189

Changes in derivative instruments
Unrealized gains (losses) arising during the year	32	23	6
Reclassification of (gains) losses into Net Income	(41)	(23)	(2)
	(9)	—	4
Tax (expense) benefit	1	—	(1)
	(8)	—	3

Other comprehensive income (loss), net of tax	(55)	(256)	200
Comprehensive Income - including noncontrolling interests	1,243	765	1,264
Comprehensive Income (loss) - noncontrolling interests	(1)	(32)	(23)
Comprehensive Income - Yum! Brands, Inc.	$1,244	$797	$1,287

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
(in millions)
	2015	2014	2013
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$1,298	$1,021	$1,064
Depreciation and amortization	747	739	721
Closures and impairment (income) expenses	79	535	331
Refranchising (gain) loss	10	(33)	(100)
Contributions to defined benefit pension plans	(98)	(18)	(23)
Losses and other costs related to the extinguishment of debt	—	—	120
Deferred income taxes	(89)	(172)	(24)
Equity income from investments in unconsolidated affiliates	(41)	(30)	(26)
Distributions of income received from unconsolidated affiliates	21	28	43
Excess tax benefit from share-based compensation	(50)	(42)	(44)
Share-based compensation expense	57	55	49
Changes in accounts and notes receivable	(54)	(21)	(12)
Changes in inventories	58	(22)	18
Changes in prepaid expenses and other current assets	(22)	12	(21)
Changes in accounts payable and other current liabilities	128	60	(102)
Changes in income taxes payable	20	(143)	14
Other, net	75	80	131
Net Cash Provided by Operating Activities	2,139	2,049	2,139
Cash Flows – Investing Activities
Capital spending	(973)	(1,033)	(1,049)
Proceeds from refranchising of restaurants	246	114	260
Acquisitions	(9)	(28)	(99)
Other, net	54	11	2
Net Cash Used in Investing Activities	(682)	(936)	(886)
Cash Flows – Financing Activities
Proceeds from long-term debt	—	—	599
Repayments of long-term debt	(263)	(66)	(666)
Revolving credit facilities, three months or less, net	285	416	—
Short-term borrowings, by original maturity
More than three months – proceeds	609	2	56
More than three months – payments	—	(2)	(56)
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(1,200)	(820)	(770)
Excess tax benefit from share-based compensation	50	42	44
Employee stock option proceeds	12	29	37
Dividends paid on Common Stock	(730)	(669)	(615)
Other, net	(55)	(46)	(80)
Net Cash Used in Financing Activities	(1,292)	(1,114)	(1,451)
Effect of Exchange Rates on Cash and Cash Equivalents	(6)	6	(5)
Net Increase (Decrease) in Cash and Cash Equivalents	159	5	(203)
Cash and Cash Equivalents – Beginning of Year	578	573	776
Cash and Cash Equivalents – End of Year	$737	$578	$573

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 26, 2015 and December 27, 2014
(in millions)
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$737	$578
Accounts and notes receivable, net	377	325
Inventories	229	301
Prepaid expenses and other current assets	242	254
Advertising cooperative assets, restricted	103	95
Total Current Assets	1,688	1,553

Property, plant and equipment, net	4,189	4,498
Goodwill	656	700
Intangible assets, net	271	318
Investments in unconsolidated affiliates	61	52
Other assets	534	560
Deferred income taxes	676	653
Total Assets	$8,075	$8,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,985	$1,970
Income taxes payable	77	77
Short-term borrowings	923	267
Advertising cooperative liabilities	103	95
Total Current Liabilities	3,088	2,409

Long-term debt	3,054	3,077
Other liabilities and deferred credits	958	1,235
Total Liabilities	7,100	6,721

Redeemable noncontrolling interest	6	9

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 420 shares and 434 shares issued in 2015 and 2014, respectively	—	—
Retained earnings	1,150	1,737
Accumulated other comprehensive income (loss)	(239)	(190)
Total Shareholders’ Equity – YUM! Brands, Inc.	911	1,547
Noncontrolling interests	58	57
Total Shareholders’ Equity	969	1,604
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,075	$8,334

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Noncontrolling Interests	Total Shareholders' Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance at December 29, 2012	451	$—	$2,286	$(132)	$99	$2,253	$59

Net Income (loss)			1,091		(5)	1,086	(22)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $2 million)				4	2	6	2
Pension and post-retirement benefit plans (net of tax impact of $115 million)				189		189
Net unrealized gain on derivative instruments (net of tax impact of $1 million)				3		3
Comprehensive Income (loss)						1,284	(20)
Dividends declared			(635)		(18)	(653)
Acquisition of Little Sheep store-level noncontrolling interests					(15)	(15)
Repurchase of shares of Common Stock	(11)	(110)	(640)			(750)
Employee stock option and SARs exercises (includes tax impact of $42 million)	3	49				49
Compensation-related events (includes tax impact of $8 million)		61				61
Balance at December 28, 2013	443	$—	$2,102	$64	$63	$2,229	$39

Net Income (loss)			1,051		(1)	1,050	(29)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $4 million)				(143)	(1)	(144)	(1)
Reclassification of translation adjustments into income				2		2
Pension and post-retirement benefit plans (net of tax impact of $69 million)				(113)		(113)
Comprehensive Income (loss)						795	(30)
Dividends declared			(691)		(4)	(695)
Repurchase of shares of Common Stock	(11)	(95)	(725)			(820)
Employee stock option and SARs exercises (includes tax impact of $37 million)	2	33				33
Compensation-related events (includes tax impact of $5 million)		62				62
Balance at December 27, 2014	434	$—	$1,737	$(190)	$57	$1,604	$9

Net Income (loss)			1,293		6	1,299	(1)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $3 million)				(250)	(4)	(254)	(2)
Reclassification of translation adjustments into income (net of tax impact of $3 million)				112		112
Pension and post-retirement benefit plans (net of tax impact of $57 million)				97		97
Net unrealized loss on derivative instruments (net of tax impact of $1 million)				(8)		(8)
Comprehensive Income (loss)						1,246	(3)
Dividends declared		—	(756)			(756)
Acquisition of Little Sheep store-level noncontrolling interests		1			(1)	—
Repurchase of shares of Common Stock	(16)	(76)	(1,124)			(1,200)
Employee stock option and SARs exercises (includes tax impact of $43 million)	2	11				11
Compensation-related events (includes tax impact of $7 million)		64				64
Balance at December 26, 2015	420	$—	$1,150	$(239)	$58	$969	$6

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise primarily the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has over 42,000 units of which 57% are located outside the U.S. in more than 130 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

As of December 26, 2015, YUM consisted of five operating segments:

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

Effective January, 2016 the Company's India Division was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results will not be impacted, we will restate our historical segment information during 2016 for consistent presentation.

In October, 2015 we announced our intent to separate YUM’s China business from YUM into an independent, publicly-traded company by the end of 2016. This transaction, which is expected to be a tax-free spin-off of our China business, will create two powerful, independent, focused growth companies with distinct strategies, financial profiles and investment characteristics.

Completion of the spin-off will be subject to certain conditions, including, among others, receiving final approval from the YUM Board of Directors, receipt of various regulatory approvals, receipt of an opinion of counsel with respect to certain tax matters, the effectiveness of filings related to public listing and applicable securities laws, and other terms and conditions as may be determined by the Board of Directors.

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

Our most significant variable interests are in entities that operate restaurants under our Concepts’ franchise and license arrangements.  We do not generally have an equity interest in our franchisee or licensee businesses with the exception of certain entities in China as discussed below.  Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees and licensees.  However, we do have variable interests in certain franchisees through real estate lease arrangements to which we are a party.  At the end of 2015, YUM has future lease payments due from franchisees, on a nominal basis, of approximately $345 million, and we are contingently liable on certain other lease agreements that have been assigned to franchisees. See Lease Guarantees, Franchise Loan Pool and Equipment Guarantees and Unconsolidated Affiliate Guarantees sections in Note 18. As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

See Note 18 for additional information on an entity that operates a franchise lending program that is a VIE in which we have a variable interest but for which we are not the primary beneficiary and thus do not consolidate.

Certain investments in entities that operate KFCs in China are accounted for by the equity method.  These entities are not VIEs and our lack of majority voting rights precludes us from controlling these affiliates.  Thus, we do not consolidate these affiliates, instead accounting for them under the equity method.  Our Little Sheep brand, a casual dining concept that is part of our China Division, holds an investment in a meat processing entity that is also accounted for by the equity method. Our share of the net income or loss of those unconsolidated affiliates is included in Other (income) expense.

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

We participate in various advertising cooperatives with our franchisees and licensees established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both Company-owned and franchise restaurants and are generally based on a percentage of restaurant sales.  We maintain certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of our voting rights, we consolidate certain of these cooperatives for which we are the primary beneficiary.  Advertising cooperative assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used to settle obligations of the respective cooperative.  Advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs for which creditors do not have recourse to the general credit of the Company as the primary beneficiary.  Therefore, we report all assets and liabilities of these advertising cooperatives that we consolidate as Advertising cooperative assets, restricted and Advertising cooperative liabilities in the Consolidated Balance Sheet.  As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions.  Thus, we do not reflect franchisee and licensee contributions to these cooperatives in our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the United States are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 26,

2015, net cumulative translation adjustment losses of $109 million are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet.

The majority of our foreign currency net asset exposure is in countries where we have company-owned restaurants. As we manage and share resources at the individual brand level within a country, cumulative translation adjustments are recorded and tracked at the foreign-entity level that represents the operations of our individual brands within that country. Translation adjustments recorded in Accumulated other comprehensive income (loss) are subsequently recognized as income or expense generally only upon sale of the related investment in a foreign entity, or upon a sale of assets and liabilities within a foreign entity that represents a complete or substantially complete liquidation of that entity. For purposes of determining whether a sale or complete or substantially complete liquidation of an investment in a foreign entity has occurred, we consider those same foreign entities for which we record and track cumulative translation adjustments. See Note 4 for information on the liquidation of our Mexico foreign entities and related Income Statement recognition of translation adjustments.

Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in Other (income) expense in our Consolidated Statement of Income.

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 26, 2015. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

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

Direct Marketing Costs.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred which are based on a percentage of sales.  We charge direct marketing costs incurred outside of a cooperative to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  Our advertising expenses were $581 million, $589 million and $607 million in 2015, 2014 and 2013, respectively.  We report substantially all of our direct marketing costs in Occupancy and other operating expenses.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses.  Research and development expenses were $28 million, $30 million and $31 million in 2015, 2014 and 2013, respectively.

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

In executing our refranchising initiatives, we most often offer groups of restaurants for sale.  When we believe it is more likely than not a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment.  We evaluate the recoverability of these restaurant assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants.  For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants, which is based on the expected net sales proceeds.  To the extent ongoing agreements to be entered into with the franchisee simultaneous with the refranchising are expected to contain terms, such as royalty rates, not at prevailing market rates, we consider the off-market terms in our impairment evaluation.  We recognize any such impairment charges in Refranchising (gain) loss.  Refranchising (gain) loss includes the gains or losses from the sales of our restaurants to new and existing franchisees, including any impairment charges discussed above, and the related initial franchise fees. We recognize gains on restaurant refranchisings when the sale transaction closes and control of the restaurant operations have transferred to the franchisee.

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

Guarantees.  We recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.  The majority of our guarantees are issued as a result of assigning our interest in obligations under operating leases as a condition to the refranchising of certain Company restaurants.  We recognize a liability for the fair value of such lease guarantees upon refranchising and upon subsequent renewals of such leases when we remain contingently liable.  The related expense and any subsequent changes are included in Refranchising (gain) loss.  Any expense and subsequent changes in the guarantees for other franchise support guarantees not associated with a refranchising transaction are included in Franchise and license expense.

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

In November, 2015 the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) to simplify the presentation of deferred taxes on the balance sheet. ASU 2015-17 requires organizations that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. We have elected to early adopt this guidance as of December 26, 2015 and restate our 2014 comparable balances. This resulted in $93 million of current deferred tax assets and $2 million of current deferred tax liabilities being reclassified at December 27, 2014, resulting in an increase to Deferred income taxes - long term of $82 million and a corresponding decrease to Other liabilities and deferred credits of $9 million.

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

Cash and Cash Equivalents.  Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months), including short-term, highly liquid debt securities. Cash and overdraft balances that meet the criteria for right of setoff are presented net on our Consolidated Balance Sheet.

Receivables.  The Company’s receivables are primarily generated from ongoing business relationships with our franchisees and licensees as a result of franchise, license and lease agreements.  Trade receivables consisting of royalties from franchisees and licensees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Consolidated Balance Sheet.  Our provision for uncollectible franchisee and licensee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  Additionally, we monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it probable that our franchisees or licensees will be unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.   We recorded $6 million, $3 million and $2 million in net provisions within Franchise and license expenses in 2015, 2014 and 2013, respectively, related to uncollectible franchise and license trade receivables.  Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

	2015	2014
Accounts and notes receivable	$393	$337
Allowance for doubtful accounts	(16)	(12)
Accounts and notes receivable, net	$377	$325

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time to time.  As these receivables primarily relate to our ongoing business agreements with franchisees and licensees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees or licensees will be unable to make their required payments.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $23 million (net of an allowance of $4 million) and $21 million (net of an allowance of $1 million) at December 26, 2015 and December 27, 2014, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

Inventories.  We value our inventories at the lower of cost (computed on the first-in, first-out method) or market.

Property, Plant and Equipment.  We state PP&E at cost less accumulated depreciation and amortization.  We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows:  5 to 25 years for buildings and leasehold improvements, 3 to 20 years for machinery and equipment and 3 to 7 years for capitalized software costs.  We suspend depreciation and amortization on assets related to restaurants that are held for sale.

Leases and Leasehold Improvements.  The Company leases land, buildings or both for certain of its restaurants worldwide.  The length of our lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as capital or operating and the timing of recognition of rent expense over the duration of the lease.  We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably assured at the inception of the lease.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.  Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 26, 2015 and December 27, 2014, all of the counterparties to our interest rate swaps, foreign currency swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time to time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in retained earnings.  Due to the large number of share repurchases of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $1,124 million, $725 million and $640 million in share repurchases were recorded as a reduction in Retained Earnings in 2015, 2014 and 2013, respectively. See Note 15 for additional information on our share repurchases.

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

Note 3 – Earnings Per Common Share (“EPS”)

	2015	2014	2013
Net Income – YUM! Brands, Inc.	$1,293	$1,051	$1,091
Weighted-average common shares outstanding (for basic calculation)	436	444	452
Effect of dilutive share-based employee compensation	7	9	9
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	443	453	461
Basic EPS	$2.97	$2.37	$2.41
Diluted EPS	$2.92	$2.32	$2.36
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.5	5.5	4.9

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 – Items Affecting Comparability of Net Income and Cash Flows

Little Sheep Impairment

On February 1, 2012 we acquired an additional 66% interest in Little Sheep Group Limited (“Little Sheep”) for $540 million, net of cash acquired of $44 million, increasing our ownership to 93%. The primary assets recorded as a result of the acquisition and resulting consolidation of Little Sheep were the Little Sheep trademark and goodwill of approximately $400 million and $375 million, respectively.

Sustained declines in sales and profits in 2013 resulted in a determination that the Little Sheep trademark, goodwill and certain restaurant level PP&E were impaired during the quarter ended September 7, 2013. As a result, we recorded impairment charges to the trademark, goodwill and PP&E of $69 million, $222 million and $4 million, respectively, during the quarter ended September 7, 2013.

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

The losses related to Little Sheep that have occurred concurrent with our trademark and goodwill impairments in 2014 and 2013, none of which have been allocated to any segment for performance reporting purposes, are summarized below:

	2014	2013	Income Statement Classification
Impairment of Goodwill	$160	$222	Closures and Impairment (income) expense
Impairment of Trademark	284	69	Closures and Impairment (income) expense
Impairment of PP&E	14	4	Closures and Impairment (income) expense
Impairment of Investment in Little Sheep Meat	5	—	Closures and Impairment (income) expense
Tax Benefit	(76)	(18)	Income tax provision
Loss Attributable to Non-Controlling Interest	(26)	(19)	Net Income (loss) noncontrolling interests
Net loss	$361	$258	Net Income - YUM! Brands, Inc.

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

	Refranchising (gain) loss
	2015	2014	2013
China	$(13)	$(17)	$(5)
KFC Division(a)	30	(18)	(8)
Pizza Hut Division(a)(b)	55	4	(3)
Taco Bell Division	(65)	(4)	(84)
India	3	2	—
Worldwide	$10	$(33)	$(100)

(a)
In 2010 we refranchised our then-remaining Company-operated restaurants in Mexico. To the extent we owned it, we did not sell the real estate related to certain of these restaurants, instead leasing it to the franchisee. During 2015, we sold the real estate for approximately $58 million. While these proceeds exceeded the book value of the real estate, the sale represented a substantial liquidation of our Mexican foreign entities under GAAP. As such, the accumulated translation losses associated with our Mexican business were included in our loss on the sale. We recorded charges of $80 million representing the excess of the sum of the book value of the real estate and other related assets and our accumulated translation losses over the sales price. Consistent with the classification of the original market refranchising transaction, these charges were classified as Refranchising (gain) loss. Refranchising losses of $40 million were associated with both the KFC and Pizza Hut Divisions.

Our KFC and Pizza Hut Divisions earned approximately $2 million and $1 million, respectively, of rental income in 2015 and $3 million and $1 million, respectively, of rental income in 2014 related to this real estate that transferred to the buyer subsequent to the sale of the real estate. We continue to earn U.S. dollar-denominated franchise fees, most of which are sales-based royalties, under our existing franchise contracts with our Mexico franchisee.

(b)
During 2015 we recognized charges of $16 million within Refranchising (gain) loss associated with the refranchising of our company-owned Pizza Hut restaurants in Korea. While additional gains or losses may occur as the refranchising plans move forward, such amounts are not expected to be material at this time.

KFC U.S. Acceleration Agreement

During 2015 we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we anticipate investing a total of approximately $125 million through 2017 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We recorded expenses for the portion of these investments made in 2015 of $71 million and $1 million within Franchise and license expense and Occupancy and other operating expenses, respectively, with the remaining investments to occur in 2016 and 2017. These charges are not being allocated to the KFC Division for performance reporting purposes due to their unique and long-term brand-building nature.

In addition to the investments above we have agreed to fund incremental system advertising dollars of $60 million. We funded approximately $10 million of such advertising in 2015 with the remaining funding to occur in 2016 and 2017. These amounts are being recorded in the KFC Division segment operating results.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below. These tables exclude $463 million and $295 million of Little Sheep impairment losses in 2014 and 2013, respectively which were not allocated to any segment for performance reporting purposes.

	2015
	China	KFC	Pizza Hut	Taco Bell	India	Worldwide
Store closure (income) costs(a)	$(6)	$1	$(2)	$(1)	$—	$(8)
Store impairment charges	70	7	5	4	1	87
Closure and impairment (income) expenses	$64	$8	$3	3	$1	$79

	2014
	China	KFC	Pizza Hut	Taco Bell	India	Worldwide
Store closure (income) costs(a)	$—	$2	$1	$—	$—	$3
Store impairment charges	54	7	4	3	1	69
Closure and impairment (income) expenses	$54	$9	$5	$3	$1	$72

	2013
	China	KFC	Pizza Hut	Taco Bell	India	Worldwide
Store closure (income) costs(a)	$(1)	$(1)	$(3)	$—	$—	$(5)
Store impairment charges	31	4	3	1	2	41
Closure and impairment (income) expenses	$30	$3	$—	$1	$2	$36

(a)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company-owned restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores. Remaining lease obligations for closed stores were not material at December 26, 2015 or December 27, 2014.

Note 5 – Supplemental Cash Flow Data

	2015	2014	2013
Cash Paid For:
Interest(a)	$154	$149	$269
Income taxes(b)	535	684	489
Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$28	$24	$15

(a)	2013 includes $109 million of cash premiums and fees paid related to the extinguishment of debt, which is the primary component of the $120 million loss on debt extinguishment. See Note 4.

(b)	2014 includes $200 million of cash paid related to the resolution of a valuation issue with the Internal Revenue Service ("IRS") related to years 2004 through 2008. See Note 16.

Note 6 – Franchise and License Fees and Income

	2015	2014	2013
Initial fees, including renewal fees	$88	$83	$90
Initial franchise fees included in Refranchising (gain) loss	(10)	(5)	(13)
	78	78	77
Continuing fees and rental income	1,882	1,877	1,823
Franchise and license fees and income	$1,960	$1,955	$1,900

Note 7 – Other (Income) Expense

	2015	2014	2013
Equity (income) loss from investments in unconsolidated affiliates	$(41)	$(30)	$(26)
China poultry supply insurance recovery(a)	(5)	(25)	—
Loss associated with planned sale of aircraft(b)	15	—	—
Foreign exchange net (gain) loss and other	21	14	10
Other (income) expense	$(10)	$(41)	$(16)

(a)	Recoveries related to lost profits associated with a 2012 poultry supply incident.

(b)
During 2015, we made the decision to dispose of a corporate aircraft in China. The loss associated with this planned sale reflects the shortfall of the expected proceeds, less any selling costs, over the carrying value of the aircraft.

Note 8 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2015	2014
Income tax receivable	$41	$55
Assets held for sale(a)	28	14
Other prepaid expenses and current assets	173	185
Prepaid expenses and other current assets	$242	$254

(a)
Reflects the carrying value of a corporate aircraft in China (See Note 7) as well as restaurants we have offered for sale to franchisees and excess properties that we do not intend to use for restaurant operations in the future.

Property, Plant and Equipment	2015	2014
Land	$480	$506
Buildings and improvements	4,462	4,549
Capital leases, primarily buildings	203	210
Machinery and equipment	2,687	2,817
Property, plant and equipment, gross	7,832	8,082
Accumulated depreciation and amortization	(3,643)	(3,584)
Property, plant and equipment, net	$4,189	$4,498

Depreciation and amortization expense related to property, plant and equipment was $712 million, $702 million and $686 million in 2015, 2014 and 2013, respectively.

Accounts Payable and Other Current Liabilities	2015	2014
Accounts payable	$616	$694
Accrued capital expenditures	174	250
Accrued compensation and benefits	465	419
Dividends payable	197	178
Accrued taxes, other than income taxes	116	100
Other current liabilities	417	329
Accounts payable and other current liabilities	$1,985	$1,970

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	China	KFC	Pizza Hut	Taco Bell	India	Worldwide
Balance as of December 28, 2013
Goodwill, gross	$478	$338	204	$106	2	$1,128
Accumulated impairment losses(a)	(222)	—	(17)	—	—	(239)
Goodwill,net	256	338	187	106	2	889
Acquisitions	—	2	—	8	—	10
Impairment Losses(a)	(160)	—	—	—	—	(160)
Disposals and other, net(b)	(7)	(28)	(4)	—	—	(39)
Balance as of December 27, 2014
Goodwill, gross	471	312	200	114	2	1,099
Accumulated impairment losses(a)	(382)	—	(17)	—	—	(399)
Goodwill, net	89	312	183	114	2	700
Acquisitions	—	1	—	1	—	2
Disposals and other, net(b)	(4)	(32)	(7)	(2)	(1)	(46)
Balance as of December 26, 2015
Goodwill, gross	467	281	193	113	1	1,055
Accumulated impairment losses(a)	(382)	—	(17)	—	—	(399)
Goodwill, net	$85	$281	$176	$113	$1	$656

(a)	China Accumulated impairment losses represent Little Sheep impairment, of which $160 million was recorded in 2014. See Note 4.

(b)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

Intangible assets, net for the years ended 2015 and 2014 are as follows:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Reacquired franchise rights	$168	$(91)	$186	$(81)
Franchise contract rights	123	(94)	126	(92)
Lease tenancy rights	57	(10)	67	(12)
Favorable operating leases	11	(7)	15	(9)
Other	54	(27)	52	(25)
	$413	$(229)	$446	$(219)

Indefinite-lived intangible assets
KFC trademark	$31		$31
Little Sheep trademark	56		60
	$87		$91

Amortization expense for all definite-lived intangible assets was $26 million in 2015, $27 million in 2014 and $28 million in 2013.  Amortization expense for definite-lived intangible assets will approximate $21 million in 2016, $21 million in 2017, $19 million in 2018, $18 million in 2019 and $17 million in 2020.

Note 10 – Short-term Borrowings and Long-term Debt

	2015	2014
Short-term Borrowings
Current maturities of long-term debt	$313	$264
Current portion of fair value hedge accounting adjustment	1	3
Unsecured Short-Term Loan Credit Facility, expires June 2016	600	—
Other	9	—
	$923	$267

Long-term Debt
Senior Unsecured Notes	$2,497	$2,746
Unsecured Revolving Credit Facility, expires March 2017	701	416
Capital lease obligations (See Note 11)	169	175
	3,367	3,337
Less current maturities of long-term debt	(313)	(264)
Long-term debt excluding long-term portion of hedge accounting adjustment	3,054	3,073
Long-term portion of fair value hedge accounting adjustment	—	4
Long-term debt including hedge accounting adjustment	$3,054	$3,077

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017. The Credit Facility includes 24 participating banks with commitments ranging from $23 million to $115 million.  Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit or banker’s acceptances, where applicable.  At December 26, 2015, our unused Credit Facility totaled $594 million net of outstanding letters of credit of $5 million.  There were borrowings of $701 million and $416 million outstanding under the Credit Facility at December 26, 2015 and December 27, 2014, respectively.  The interest rate for most borrowings under the Credit Facility ranges from 1.00% to 1.75% over the London Interbank Offered Rate (“LIBOR”).  The exact spread over LIBOR under the Short-Term Loan Credit Facility depends upon our performance against specified financial criteria.  Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

On December 8, 2015, we executed a credit agreement providing for an unsecured term loan facility (the “Short-Term Loan Credit Facility”) in an amount up to $1.5 billion which matures in June 2016 with an option for us to extend maturity for an additional three months and includes three participating banks. Under the terms of the Short-Term Loan Credit Facility, we may borrow up to the full amount of the facility in up to three draws. At December 26, 2015, our unused Short-Term Loan Credit Facility totaled $900 million net of outstanding borrowings of $600 million. The interest rate for most borrowings under the Short-Term Loan Credit Facility ranges from 1.00% to 1.75% over LIBOR. The exact spread over LIBOR under the Short-Term Loan Credit Facility depends upon our performance against specified financial criteria. Interest on any outstanding borrowings under the Short-Term Loan Credit Facility is payable at least quarterly.

Both the Credit Facility and the Short-Term Loan Credit Facility are unconditionally guaranteed by our principal domestic subsidiaries and contain financial covenants relating to the maintenance of leverage and fixed charge coverage ratios. The agreements for both facilities also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at December 26, 2015 with a considerable amount of cushion. Additionally, both facilities contain cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2016 through 2043 and stated interest rates ranging from 3.75% to 6.88%.  The Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Our Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

During the fourth quarter of 2015, we repaid $250 million of Senior Unsecured Notes upon their maturity.

The following table summarizes all Senior Unsecured Notes issued that remain outstanding at December 26, 2015:

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

The annual maturities of short-term borrowings and long-term debt as of December 26, 2015, excluding capital lease obligations of $169 million and fair value hedge accounting adjustments of $1 million, are as follows:

Year ended:
2016	$909
2017	701
2018	325
2019	250
2020	350
Thereafter	1,275
Total	$3,810

Interest expense on short-term borrowings and long-term debt was $155 million, $152 million and $270 million in 2015, 2014 and 2013, respectively. 2013 included $118 million in losses recorded in Interest expense, net as a result of premiums paid and other costs related to the extinguishment of debt. See Losses Related to the Extinguishment of Debt section of Note 4 for further discussion.

Note 11 – Leases

At December 26, 2015 we operated more than 8,900 restaurants, leasing the underlying land and/or building in approximately 8,025 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  In addition, the Company leases or subleases approximately 825 units to franchisees, principally in the U.S., UK and China.

We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2016	$20	$672	$2	$55
2017	20	620	2	50
2018	20	569	2	47
2019	20	516	2	40
2020	19	457	1	33
Thereafter	188	2,123	3	125
	$287	$4,957	$12	$350

At December 26, 2015 and December 27, 2014, the present value of minimum payments under capital leases was $169 million and $175 million, respectively.  At December 26, 2015, unearned income associated with direct financing lease receivables was $3 million.

The details of rental expense and income are set forth below:

	2015	2014	2013
Rental expense
Minimum	$737	$766	$759
Contingent	294	302	293
	$1,031	$1,068	$1,052
Rental income	$97	$103	$94

Note 12 – Fair Value Disclosures

As of December 26, 2015 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $3.7 billion (Level 2), compared to their carrying value of $3.8 billion. We estimated the fair value of debt using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The Company has interest rate swaps accounted for as fair value hedges, foreign currency forwards and swaps accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis. Interest rate swaps are used to reduce our exposure to interest rate risk and lower interest expense for a portion of our fixed-rate debt and our interest rate swaps meet the shortcut method requirements and thus no ineffectiveness has been recorded. Our foreign currency forwards and swaps are used to reduce our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany short-term receivables and payables. The notional amount, maturity date and currency of these forwards and swaps match those of the underlying receivables or payables and we measure ineffectiveness by comparing the cumulative change in the fair value of the forward or swap contract with the cumulative change in the fair value of the hedged item. The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall. No transfers among the levels within the fair value hierarchy occurred during the years ended December 26, 2015 or December 27, 2014.

	Fair Value
	Level	2015	2014
Foreign Currency Forwards and Swaps, net	2	$19	$24
Interest Rate Swaps, net	2	2	10
Other Investments	1	21	21
Total		$42	$55

The fair value of the Company’s foreign currency forwards and swaps and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs. The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund. The other investments are classified as trading securities in Other assets in our Consolidated Balance Sheet and their fair value is determined based on the closing market prices of the respective mutual funds as of December 26, 2015 and December 27, 2014.

Non-Recurring Fair Value Measurements

The following table presents expense recognized from all non-recurring fair value measurements during the years ended December 26, 2015 and December 27, 2014. Other than the Little Sheep impairments (See Note 4), these amounts relate to restaurants or groups of restaurants that were impaired either as a result of our semi-annual impairment review or when it was more likely than not a restaurant or restaurant group would be refranchised and exclude fair value measurements made for restaurants that were subsequently closed or refranchised prior to those respective year-end dates.

	2015	2014
Little Sheep impairments(a)	$—	$463
Refranchising related impairment(b)	—	9
Restaurant-level impairment(c)	61	46
Total	$61	$518

(a)
Except for the Little Sheep trademark, which had a carrying value of $56 million at December 26, 2015, the remaining carrying value of assets measured at fair value due to the 2014 Little Sheep impairments (Level 3) is insignificant. See Note 4 for further discussion. Our 2014 fair value estimate of the Little Sheep trademark was determined using a relief-from-royalty valuation approach that included future revenues as a significant input and a discount rate of 13% as our estimate of the required rate-of-return that a third party buyer would expect to receive when purchasing the trademark. The primary drivers of the trademark’s fair value are franchise revenue growth and revenues associated with a wholly-owned business that sells seasoning to retail customers. Franchise revenue growth reflected annual same store sales growth of 4% and approximately 35 new franchise units per year, partially offset by approximately 25 franchise closures per year. The retail seasoning business was forecasted to generate sales growth consistent with historical results. Our 2015 fair value estimate exceeded its carrying value using similar assumptions and methods as those used in 2014.

(b)
Refranchising related impairment results from writing down the assets of restaurants or restaurant groups offered for refranchising. The fair value measurements used in our impairment evaluation are based on either actual bids received from potential buyers (Level 2), or on estimates of the sales prices we anticipated receiving from a buyer for the restaurant or restaurant groups (Level 3).

(c)
Restaurant-level impairment charges are recorded in Closures and impairment (income) expenses and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). The remaining net book value of assets measured at fair value during the years ended December 26, 2015 and December 27, 2014 is insignificant.

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

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time to time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2016. We currently expect to make $13 million in benefit payments from our primary unfunded U.S. non-qualified plan in 2016. Our two significant U.S. plans were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.

We do not anticipate any plan assets being returned to the Company during 2016 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$1,301	$1,025
Service cost	18	17
Interest cost	55	54
Plan amendments	28	1
Curtailments	(2)	(2)
Special termination benefits	1	3
Benefits paid	(50)	(65)
Settlements(a)	(16)	(17)
Actuarial (gain) loss	(196)	290
Administrative expense	(5)	(5)
Benefit obligation at end of year	$1,134	$1,301

Change in plan assets
Fair value of plan assets at beginning of year	$991	$933
Actual return on plan assets	(10)	124
Employer contributions	94	21
Settlement payments(a)	(16)	(17)
Benefits paid	(50)	(65)
Administrative expenses	(5)	(5)
Fair value of plan assets at end of year	$1,004	$991
Funded status at end of year	$(130)	$(310)

(a)	For discussion of the settlement payments and settlement losses, see Components of net periodic benefit cost below.

Amounts recognized in the Consolidated Balance Sheet:
	2015	2014
Accrued benefit liability - current	$(13)	$(11)
Accrued benefit liability - non-current	(117)	(299)
	$(130)	$(310)

The accumulated benefit obligation was $1,088 million and $1,254 million at December 26, 2015 and December 27, 2014, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	2015	2014
Projected benefit obligation	$101	$1,301
Accumulated benefit obligation	88	1,254
Fair value of plan assets	—	991

Information for pension plans with a projected benefit obligation in excess of plan assets:
	2015	2014
Projected benefit obligation	$1,134	$1,301
Accumulated benefit obligation	1,088	1,254
Fair value of plan assets	1,004	991

Components of net periodic benefit cost:

Net periodic benefit cost	2015	2014	2013
Service cost	$18	$17	$21
Interest cost	55	54	54
Amortization of prior service cost(a)	1	1	2
Expected return on plan assets	(62)	(56)	(59)
Amortization of net loss	45	17	48
Net periodic benefit cost	$57	$33	$66
Additional (gain) loss recognized due to: Settlements(b)	$5	$6	$30
Special termination benefits	$1	$3	$5

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)
Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. During 2013 the Company allowed certain former employees with deferred vested balances an opportunity to voluntarily elect an early payout of their pension benefits. The majority of these payouts were funded from existing pension plan assets.

Pension gains (losses) in Accumulated other comprehensive income (loss):
	2015	2014
Beginning of year	$(319)	$(124)
Net actuarial (gain) loss	124	(220)
Curtailments	2	2
Amortization of net loss	45	17
Amortization of prior service cost	1	1
Prior service cost	(28)	(1)
Settlement charges	5	6
End of year	$(170)	$(319)

Accumulated pre-tax losses recognized within Accumulated Other Comprehensive Income:
	2015	2014
Actuarial net loss	$(138)	$(314)
Prior service cost	(32)	(5)
	$(170)	$(319)

The estimated net loss that will be amortized from Accumulated other comprehensive income (loss) into net periodic pension cost in 2016 is $6 million.  The estimated prior service cost that will be amortized from Accumulated other comprehensive income (loss) into net periodic pension cost in 2016 is $5 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2015	2014
Discount rate	4.90%	4.30%
Rate of compensation increase	3.75%	3.75%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2015	2014	2013
Discount rate	4.30%	5.40%	4.40%
Long-term rate of return on plan assets	6.75%	6.90%	7.25%
Rate of compensation increase	3.75%	3.75%	3.75%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category.

Plan Assets

The fair values of our pension plan assets at December 26, 2015 and December 27, 2014 by asset category and level within the fair value hierarchy are as follows:

	2015	2014
Level 1:
Cash	$3	$—
Level 2:
Cash Equivalents(a)	9	5
Equity Securities – U.S. Large cap(b)	310	298
Equity Securities – U.S. Mid cap(b)	50	50
Equity Securities – U.S. Small cap(b)	51	50
Equity Securities – Non-U.S.(b)	100	91
Fixed Income Securities – U.S. Corporate(d)	289	305
Fixed Income Securities – U.S. Government and Government Agencies(c)	195	178
Fixed Income Securities – Other(d)	17	11
Total fair value of plan assets(e)	$1,024	$988

(a)	Short-term investments in money market funds

(b)	Securities held in common trusts

(c)	Investments held directly by the Plan

(d)	Includes securities held in common trusts and investments held directly by the Plan

(e)	2015 and 2014 exclude net unsettled trades (payable) receivable of $(20) million and $3 million, respectively.

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

A mutual fund held as an investment by the Plan includes shares of YUM Common Stock valued at $0.5 million at both December 26, 2015 and December 27, 2014 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2016	$61
2017	50
2018	55
2019	56
2020	56
2021 - 2025	331

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

At the end of 2015 and 2014, the projected benefit obligations of these UK plans totaled $233 million and $231 million, respectively and plan assets totaled $291 million and $288 million, respectively. These plans were both in a net overfunded position at the end of 2015 and 2014 and related expense amounts recorded in each of 2015, 2014 and 2013 were not significant.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our UK plans in 2016.

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

At the end of 2015 and 2014, the accumulated post-retirement benefit obligation was $59 million and $69 million, respectively.  Actuarial gains of $8 million and $2 million were recognized in Accumulated other comprehensive (income) loss at the end of 2015 and 2014, respectively. The net periodic benefit cost recorded was $3 million in 2015 and $5 million in both 2014 and 2013, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2015 and 2014 are 6.8% and 7.1%, respectively, with expected ultimate trend rates of 4.5% reached in 2038.

There is a cap on our medical liability for certain retirees.  The cap for Medicare-eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees was reached in 2014; with the cap, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $1 million impact on total service and interest cost and on the post-retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $5 million and in aggregate for the five years thereafter are $22 million.

Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $13 million in 2015 and $12 million in both 2014 and 2013.

Note 14 – Share-based and Deferred Compensation Plans

Overview

At year end 2015, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan and the 1997 Long-Term Incentive Plan (collectively the “LTIPs”), the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan (“RGM Plan”) and the YUM! Brands, Inc. SharePower Plan (“SharePower”).  Under all our plans, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

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

At year end 2015, approximately 13 million shares were available for future share-based compensation grants under the above plans.

Our Executive Income Deferral (“EID”) Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation.  As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants.  These investment options are limited to cash, phantom shares of our Common Stock, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund.  Investments in cash and phantom shares of both index funds will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets. We recognize compensation expense for the appreciation or the depreciation, if any, of investments in cash and both of the index funds.  Deferrals into the phantom shares of our Common Stock will be distributed in shares of our Common Stock, under the LTIPs,  at a date as elected by the employee and therefore are classified in Common Stock on our Consolidated Balance Sheets.  We do not recognize compensation expense for the appreciation or the depreciation, if any, of investments in phantom shares of our Common Stock.  Our EID plan also allows certain participants to defer incentive compensation to purchase phantom shares of our Common Stock and receive a 33% Company match on the amount deferred.  Deferrals receiving a match are similar to a RSU award in that participants will generally forfeit both the match and incentive compensation amounts deferred if they voluntarily separate from employment during a vesting period that is two years from the date of deferral.  We expense the intrinsic value of the match and the incentive compensation over the requisite service period which includes the vesting period.

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2016.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2015	2014	2013
Risk-free interest rate	1.3%	1.6%	0.8%
Expected term (years)	6.4	6.2	6.2
Expected volatility	26.9%	29.7%	29.9%
Expected dividend yield	2.2%	2.1%	2.1%

We believe it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term.  These groups consist of grants made primarily to restaurant-level employees under the RGM Plan, which cliff-vest after four years and expire ten years after grant, and grants made to executives under our other stock award plans, which typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our restaurant-level employees and our executives exercised the awards on average after 4.75 years and 6.5 years, respectively.

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our publicly traded options.  The expected dividend yield is based on the annual dividend yield at the time of grant.

The fair values of RSU awards are based on the closing price of our Common Stock on the date of grant. The fair values of PSU awards granted prior to 2013 are based on the closing price of our Common Stock on the date of grant. Beginning in 2013, the Company grants PSU awards with market-based conditions which have been valued based on the outcome of a Monte Carlo simulation.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	27,172		$46.68
Granted	3,811		74.32
Exercised	(4,089)		35.25
Forfeited or expired	(961)		65.86
Outstanding at the end of the year	25,933	(a)	$51.79	5.41	$577
Exercisable at the end of the year	17,084		$42.49	4.03	$538

(a)	Outstanding awards include 1,623 options and 24,310 SARs with weighted average exercise prices of $49.34 and $51.98, respectively.

The weighted-average grant-date fair value of stock options and SARs granted during 2015, 2014 and 2013 was $15.95, $17.28 and $14.67, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 26, 2015, December 27, 2014 and December 28, 2013, was $186 million, $157 million and $176 million, respectively.

As of December 26, 2015, $89 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.8 years.  The total fair value at grant date of awards that vested during 2015, 2014 and 2013 was $48 million, $41 million and $51 million, respectively.

RSUs and PSUs

As of December 26, 2015, there was $8 million of unrecognized compensation cost related to 0.5 million unvested RSUs and PSUs.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2015	2014	2013
Options and SARs	$50	$48	$44
Restricted Stock Units	4	6	6
Performance Share Units	3	1	(1)
Total Share-based Compensation Expense	$57	$55	$49
Deferred Tax Benefit recognized	$18	$17	$15

EID compensation expense not share-based	$1	$8	$11

Cash received from stock option exercises for 2015, 2014 and 2013, was $12 million, $29 million and $37 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2015, 2014 and 2013 totaled $66 million, $61 million and $65 million, respectively.

Note 15 – Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2015, 2014 and 2013.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased
Authorization Date	2015	2014	2013		2015	2014	2013
December 2015	932	—	—		$67	$—	$—
November 2014	13,231	—	—		1,000	—	—
November 2013	1,779	8,488	—		133	617	—
November 2012	—	2,737	10,922		—	203	750
Total	15,942	11,225	10,922	(a)	$1,200	$820	$750	(a)

(a)
2013 amount excludes the effect of $20 million in share repurchases (0.3 million shares) with trade dates prior to the 2012 fiscal year end but with settlement dates subsequent to the 2012 fiscal year end.

On December 8, 2015, our Board of Directors authorized share repurchases through December 2016 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 26, 2015, we have $933 million available for future repurchases under this authorization.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits(a)	Derivative Instruments	Total
Balance at December 28, 2013, net of tax	$170	$(97)	$(9)	64

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(143)	(131)	15	(259)

(Gains) losses reclassified from accumulated OCI, net of tax	2	18	(15)	5

OCI, net of tax	(141)	(113)	—	(254)

Balance at December 27, 2014, net of tax	$29	$(210)	$(9)	$(190)

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(250)	63	28	(159)

(Gains) losses reclassified from accumulated OCI, net of tax	112	34	(36)	110

OCI, net of tax	(138)	97	(8)	(49)

Balance at December 26, 2015, net of tax	$(109)	(113)	$(17)	(239)

(a)
Amounts reclassified from accumulated OCI for pension and post-retirement benefit plan losses during 2015 include amortization of net losses of $46 million, settlement charges of $5 million, amortization of prior service cost of $2 million and related income tax benefit of $20 million. Amounts reclassified from accumulated OCI for pension and post-retirement benefit plan losses during 2014 include amortization of net losses of $20 million, settlement charges of $6 million, amortization of prior service cost of $1 million and the related income tax benefit of $9 million. See Note 13.

Note 16 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2015	2014	2013
U.S.	$471	$506	$464
Foreign	1,316	921	1,087
	$1,787	$1,427	$1,551

The details of our income tax provision (benefit) are set forth below:

		2015	2014	2013
Current:	Federal	$287	$255	$159
	Foreign	263	321	330
	State	28	2	22
		$578	$578	511

Deferred:	Federal	$(143)	$(67)	42
	Foreign	54	(106)	(53)
	State	—	1	(13)
		$(89)	$(172)	$(24)
		$489	$406	$487

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2015		2014		2013
U.S. federal statutory rate	$625	35.0%	$500	35.0%	$543	35.0%
State income tax, net of federal tax benefit	12	0.7	8	0.6	3	0.2
Statutory rate differential attributable to foreign operations	(210)	(11.8)	(168)	(11.7)	(177)	(11.4)
Adjustments to reserves and prior years	12	0.7	(5)	(0.3)	49	3.1
Change in valuation allowances	54	3.0	35	2.4	23	1.5
Other, net	(4)	(0.3)	36	2.5	46	3.0
Effective income tax rate	$489	27.3%	$406	28.5%	$487	31.4%

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

In 2013 the Company recorded incremental reserves related to an IRS-proposed adjustment to increase the taxable value of rights to intangibles used outside the U.S. that YUM transferred to certain of its foreign subsidiaries. The Company and the IRS reached a final agreement on this valuation issue, which impacted tax returns for fiscal years 2004 - 2013, during 2014. As a result of this agreement, we closed out our 2004 - 2006 and 2007-2008 audit cycles and made cash payments in 2014 to the IRS of $200 million, which were effectively fully reserved, to settle all issues for these audit cycles. The agreement also resolved the valuation issue for all later impacted years. While additional cash payments related to the valuation issue will be required upon the closure of the examinations of future impacted fiscal years, the amounts will not be significant and have been fully reserved.

Change in valuation allowances.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year.  The impact of certain changes may offset items reflected in the 'Statutory rate differential attributable to foreign operations' line.

In 2015, $54 million of net tax expense was driven by $30 million for valuation allowances recorded against deferred tax assets generated in the current year and $24 million in net tax expense resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

In 2014, $35 million of net tax expense was driven by $41 million for valuation allowances recorded against deferred tax assets generated during the current year, partially offset by $6 million in net tax benefit resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

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

The details of 2015 and 2014 deferred tax assets (liabilities) are set forth below:

	2015	2014
Operating losses	$239	$271
Tax credit carryforwards	282	162
Employee benefits	154	238
Share-based compensation	126	119
Self-insured casualty claims	36	42
Lease-related liabilities	112	119
Various liabilities	82	73
Property, plant and equipment	33	39
Deferred income and other	86	102
Gross deferred tax assets	1,150	1,165
Deferred tax asset valuation allowances	(250)	(228)
Net deferred tax assets	$900	$937
Intangible assets, including goodwill	$(130)	$(148)
Property, plant and equipment	(56)	(63)
Other	(70)	(104)
Gross deferred tax liabilities	$(256)	$(315)
Net deferred tax assets (liabilities)	$644	$622

Reported in Consolidated Balance Sheets as:
Deferred income taxes	$676	$653
Other liabilities and deferred credits	(32)	(31)
	$644	$622

We have investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis.  We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone these basis differences from reversing with a tax consequence.   We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $2.3 billion at December 26, 2015.  A determination of the deferred tax liability on this amount is not practicable. A portion of the above temporary difference relates to carrying value for financial reporting in excess of tax basis for the investment in our China business.

In October, 2015 YUM announced its intent to separate its China business into an independent publicly-traded company by the end of 2016. This transaction is intended to qualify as a tax-free reorganization for U.S. income tax purposes. As such, any reversal of this temporary difference would not result in U.S. tax.

Additionally, the China State Administration of Taxation (SAT) recently issued Bulletin 7 on Income arising from Indirect Transfers of Assets by Non-resident Enterprises. Pursuant to Bulletin 7, an "indirect transfer" of People’s Republic of China (PRC) taxable assets, including equity interests in a PRC resident enterprise, by a non-resident enterprise, may be recharacterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor has avoided payment of PRC enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to PRC enterprise income tax of 10%.

We have evaluated the potential applicability of Bulletin 7 to our plan to separate our China business in a tax-free restructuring and believe it is more likely than not that Bulletin 7 does not apply. We believe that the restructuring has reasonable commercial purpose.

If Bulletin 7 is deemed to apply, tax could be assessed on the difference between the fair market value and the tax basis of the separated China business. As our tax basis in the China business is minimal, the amount of such a tax could be significant and have a material adverse effect on our results of operations and our financial condition.

At December 26, 2015, the Company has foreign operating and capital loss carryforwards of $0.6 billion and U.S. state operating loss, capital loss and tax credit carryforwards of $1.0 billion and U.S. federal capital loss and tax credit carryforwards of $0.3 billion.  These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire as follows:

	Year of Expiration
	2016	2017-2020	2021-2035	Indefinitely	Total
Foreign	$5	$211	$98	$305	$619
U.S. state	53	26	876	—	955
U.S. federal	64	—	277	—	341
	$122	$237	$1,251	$305	$1,915

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $98 million and $115 million of unrecognized tax benefits at December 26, 2015 and December 27, 2014, respectively, $89 million and $98 million of which are temporary in nature and if recognized, would not impact the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2015	2014
Beginning of Year	$115	$243
Additions on tax positions - current year	—	19
Additions for tax positions - prior years	5	31
Reductions for tax positions - prior years	(13)	(20)
Reductions for settlements	(7)	(144)
Reductions due to statute expiration	(2)	(13)
Foreign currency translation adjustment	—	(1)
End of Year	$98	$115

In 2014, the reduction in unrecognized tax benefits was primarily attributable to the resolution of the dispute with the IRS regarding the valuation of rights to intangibles transferred to certain foreign subsidiaries.

The Company believes it is reasonably possible its unrecognized tax benefits may decrease by approximately $6 million in the next 12 months, including approximately $4 million which, if recognized upon audit settlement or statute expiration, would affect the 2016 effective tax rate. Each of these positions is individually insignificant.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous foreign jurisdictions.

The Company has settled audits with the IRS through fiscal year 2008. Our operations in certain foreign jurisdictions remain subject to examination for tax years as far back as 2005, some of which years are currently under audit by local tax authorities. In addition, the Company is subject to various U.S. state income tax examinations, for which, in the aggregate, we had significant unrecognized tax benefits at December 26, 2015, each of which is individually insignificant.

The accrued interest and penalties related to income taxes at December 26, 2015 and December 27, 2014 are set forth below:

	2015	2014
Accrued interest and penalties	$15	$5

During 2015, 2014 and 2013, a net expense of $5 million, $11 million and $18 million, respectively, for interest and penalties was recognized in our Consolidated Statements of Income as components of its income tax provision.

Note 17 – Reportable Operating Segments

See Note 1 for a description of our operating segments.

	Revenues
	2015	2014	2013
China	$6,909	$6,934	$6,905
KFC Division(a)	2,948	3,193	3,036
Pizza Hut Division(a)	1,145	1,148	1,147
Taco Bell Division(a)	1,988	1,863	1,869
India	115	141	127
	$13,105	$13,279	$13,084

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2015	2014	2013
China (b)	$757	$713	$777
KFC Division	677	708	649
Pizza Hut Division	289	295	339
Taco Bell Division	539	480	456
India	(19)	(9)	(15)
Unallocated restaurant costs(c)	—	(1)	—
Unallocated Franchise and License expenses(c)(j)	(71)	—	—
Unallocated and corporate expenses(c)	(204)	(189)	(207)
Unallocated Closures and impairment expense(c)(d)	—	(463)	(295)
Unallocated Refranchising gain (loss)(c)	(10)	33	100
Unallocated Other income (expense)(c)	(37)	(10)	(6)
Operating Profit	1,921	1,557	1,798
Interest expense, net(c)(e)	(134)	(130)	(247)
Income Before Income Taxes	$1,787	$1,427	$1,551

	Depreciation and Amortization
	2015	2014	2013
China	$425	$411	$394
KFC Division	176	187	190
Pizza Hut Division	40	39	36
Taco Bell Division	88	83	84
India	10	10	9
Corporate	8	9	8
	$747	$739	$721

	Capital Spending
	2015	2014	2013
China	$512	$525	$568
KFC Division	273	273	294
Pizza Hut Division	54	62	52
Taco Bell Division	116	143	100
India	7	21	31
Corporate	11	9	4
	$973	$1,033	$1,049

	Identifiable Assets
	2015	2014
China (f)	$3,150	$3,202
KFC Division(i)	2,181	2,328
Pizza Hut Division(i)	707	710
Taco Bell Division(i)	1,127	1,084
India	84	118
Corporate(g)(i)	826	892
	$8,075	$8,334

	Long-Lived Assets(h)
	2015	2014
China	$2,033	$2,217
KFC Division	1,663	1,823
Pizza Hut Division	419	433
Taco Bell Division	911	920
India	35	72
Corporate	55	51
	$5,116	$5,516

(a)	U.S. revenues included in the combined KFC, Pizza Hut and Taco Bell Divisions totaled $3.1 billion in 2015 and $3.0 billion in both 2014 and 2013.

(b)	Includes equity income from investments in unconsolidated affiliates of $41 million, $30 million and $26 million in 2015, 2014 and 2013, respectively.

(c)	Amounts have not been allocated to any segment for performance reporting purposes.

(d)	Represents 2014 and 2013 impairment losses related to Little Sheep. See Note 4.

(e)	2013 includes $118 million of premiums and other costs related to the extinguishment of debt. See Note 4.

(f)	China includes investments in 4 unconsolidated affiliates totaling $61 million and $52 million for 2015 and 2014, respectively.

(g)	Primarily includes cash, deferred tax assets and property, plant and equipment, net, related to our office facilities.

(h)	Includes property, plant and equipment, net, goodwill, and intangible assets, net.

(i)	U.S. identifiable assets included in the combined Corporate and KFC, Pizza Hut and Taco Bell Divisions totaled $2.3 billion and $2.0 billion in 2015 and 2014, respectively.

(j)	Represents 2015 costs associated with the KFC U.S. Acceleration Agreement. See Note 4.

Note 18 – Contingencies

Lease Guarantees

As a result of having (a) assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants; (b) contributed certain Company restaurants to unconsolidated affiliates; and (c) guaranteed certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of December 26, 2015, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $575 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 26, 2015 was approximately $475 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 26, 2015 and December 27, 2014 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at December 26, 2015 our guarantee exposure under this program is approximately $6 million based on total loans outstanding of $29 million.

In addition to the guarantees described above, YUM has agreed to provide guarantees of up to approximately $140 million on behalf of franchisees for several financing programs related to specific initiatives, primarily equipment purchases. At December 26, 2015 our guarantee exposure under these financing programs is approximately $14 million based on total loans outstanding of $38 million.

Unconsolidated Affiliates Guarantees

From time to time we have guaranteed certain lines of credit and loans of unconsolidated affiliates.  At December 26, 2015 there are no guarantees outstanding for unconsolidated affiliates.  Our unconsolidated affiliates had total revenues of approximately $1.1 billion for the year ended December 26, 2015 and assets and debt of approximately $350 million and $50 million, respectively, at December 26, 2015.

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

The following table summarizes the 2015 and 2014 activity related to our net self-insured property and casualty reserves as of December 26, 2015.

	Beginning Balance	Expense	Payments	Ending Balance
2015 Activity	$116	39	(53)	$102
2014 Activity	$128	42	(54)	$116

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

In early 2013, four putative class action complaints were filed in the U.S. District Court for the Central District of California against the Company and certain executive officers alleging claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs alleged that defendants made false and misleading statements concerning the Company’s current and future business and financial condition. The four complaints were subsequently consolidated and transferred to the U.S. District Court for the Western District of Kentucky. On August 5, 2013, lead plaintiff, Frankfurt Trust Investment GmbH, filed a Consolidated Class Action Complaint (“Amended Complaint”) on behalf of a putative class of all persons who purchased the Company’s stock between February 6, 2012 and February 4, 2013 (the “Class Period”). The Amended Complaint no longer included allegations relating to misstatements regarding the Company’s business or financial condition and instead alleged that, during the Class Period, defendants purportedly omitted information about the Company’s supply chain in China, thereby inflating the prices at which the Company’s securities traded. On October 4, 2013, the Company and individual defendants filed a motion to dismiss the Amended Complaint. On December 24, 2014, the District Court granted that motion to dismiss in its entirety and dismissed the Amended Complaint with prejudice. On January 16, 2015, lead plaintiff filed a notice of appeal to the United States Court of Appeal for the Sixth Circuit. Oral argument of plaintiff’s appeal took place on August 4, 2015. On August 20, 2015, a three judge panel of the United States Court of Appeal for the Sixth Circuit unanimously affirmed dismissal of all claims against the Company and the individual defendants. Lead plaintiff did not file a petition for panel rehearing, a petition for hearing en banc, or a petition for certiorari to the U.S. Supreme Court before the applicable deadlines.

On January 24, 2013, Bert Bauman, a purported shareholder of the Company, submitted a letter demanding that the Board of Directors initiate an investigation of alleged breaches of fiduciary duties by directors, officers and employees of the Company. The breaches of fiduciary duties were alleged to have arisen primarily as a result of the failure to implement proper controls in connection with the Company’s purchases of poultry from suppliers to the Company’s China operations. Subsequently, similar demand letters by other purported shareholders were submitted. Those letters were referred to a special committee of the Board of Directors (the “Special Committee”) for consideration. The Special Committee, upon conclusion of an independent inquiry of the matters described in the letters, unanimously determined that it is not in the best interests of the Company to pursue the claims described in the letters and, accordingly, rejected each shareholder’s demand.

On May 9, 2013, Mr. Bauman filed a putative derivative action in Jefferson Circuit Court, Commonwealth of Kentucky against certain current and former officers and directors of the Company asserting breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with an alleged failure to implement proper controls in the Company’s purchases of poultry from suppliers to the Company’s China operations and with an alleged scheme to mislead investors about the Company’s growth prospects in China. On November 11, 2015, the parties filed a joint motion to dismiss the action with prejudice. On November 24, 2015, the Circuit Court granted the parties’ motion and dismissed the action with prejudice. The matter has been closed.

On February 14, 2013, Jennifer Zona, another purported shareholder of the Company, submitted a demand letter similar to the demand letters described above. On May 21, 2013, Ms. Zona filed a putative derivative action in the U.S. District Court for the Western District of Kentucky against certain officers and directors of the Company asserting claims similar to those asserted by Mr. Bauman. The case was subsequently reassigned to the same judge that the securities class action is before. On October 14, 2013, the Company filed a motion to dismiss on the basis of the Special Committee’s findings. On October 14, 2015, the parties filed a joint stipulation to dismiss the action with prejudice. On October 22, 2015, the District Court granted the parties’ stipulation and dismissed the action with prejudice. The matter has been closed.

On May 17, 2013, Sandra Wollman, another purported shareholder of the Company, submitted a demand letter similar to the demand letters described above. On December 9, 2013, Ms. Wollman filed a putative derivative action in the U.S. District Court for the Western District of Kentucky against certain current and former officers and directors of the Company asserting claims similar to those asserted by Mr. Bauman and Ms. Zona. This matter was consolidated with the Zona action, and on October 14, 2015 the parties filed a joint stipulation to dismiss the action with prejudice. On October 22, 2015, the District Court granted the parties’ stipulation and dismissed the action with prejudice. The matter has been closed.

The Company and Taco Bell were named as defendants in a number of putative class action suits filed in 2007, 2008, 2009 and 2010 alleging violations of California labor laws including unpaid overtime, failure to timely pay wages on termination, failure to pay accrued vacation wages, failure to pay minimum wage, denial of meal and rest breaks, improper wage statements, unpaid business expenses, wrongful termination, discrimination, conversion and unfair or unlawful business practices in violation of California Business & Professions Code §17200. Some plaintiffs also seek penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act as well as statutory “waiting time” penalties and allege violations of California’s Unfair Business Practices Act. Plaintiffs seek to represent a California state-wide class of hourly employees.

These matters were consolidated, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint in June 2009, and in March 2010 the court approved the parties’ stipulation to dismiss the Company from the action, leaving Taco Bell as the sole defendant. Plaintiffs filed their motion for class certification on the vacation and final pay claims in December 2010, and on September 26, 2011 the court issued its order denying the certification of the vacation and final pay claims. Plaintiffs then sought to certify four separate meal and rest break classes. On January 2, 2013, the court rejected three of the proposed classes but granted certification with respect to the late meal break class. The parties thereafter agreed on a list of putative class members, and the class notice and opt out forms were mailed on January 21, 2014.

Per order of the court, plaintiffs filed a second amended complaint to clarify the class claims. Plaintiffs also filed a motion for partial summary judgment. Taco Bell filed motions to strike and to dismiss, as well as a motion to alter or amend the second amended complaint. On August 29, 2014, the court denied plaintiffs’ motion for partial summary judgment. On that same date, the court granted Taco Bell’s motion to dismiss all but one of the California Private Attorney General Act claims. On October 29, 2014, plaintiffs filed a motion to amend the operative complaint and a motion to amend the class certification order. On December 16, 2014, the court partially granted both motions, rejecting plaintiffs’ proposed on-duty meal period class but certifying a limited rest break class and certifying an underpaid meal premium class, and allowing the plaintiffs to amend the complaint to reflect those certifications. On December 30, 2014, plaintiffs filed the third amended complaint. On February 26, 2015, the court denied a motion by Taco Bell to dismiss or strike the underpaid meal premium class. Class notice was issued to the two recently-certified classes, and discovery and expert discovery commenced. On October 5, 2015, Taco Bell filed a motion to decertify the classes. The same day, Plaintiffs filed a motion for summary judgment. In December, 2015, the court denied both motions. All motion and discovery practice is complete and trial is set to begin on February 22, 2016.

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

On May 16, 2013, a putative class action styled Bernardina Rodriguez v. Taco Bell Corp. was filed in California Superior Court. The plaintiff seeks to represent a class of current and former California hourly restaurant employees alleging various violations of California labor laws including failure to provide meal and rest periods, failure to pay hourly wages, failure to provide accurate written wage statements, failure to timely pay all final wages, and unfair or unlawful business practices in violation of California Business & Professions Code §17200. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell removed the case to federal court and, on June 25, 2013, plaintiff filed a first amended complaint to include a claim seeking penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act. Taco Bell’s motion to dismiss or stay the action in light of the In Re Taco Bell Wage and Hour Actions case was denied on October 30, 2013. In April 2014 the parties stipulated to address the sufficiency of plaintiff’s legal theory as to her discount meal break claim before conducting full discovery. A hearing on the parties’ cross-summary judgment motions was held on October 22, 2014, and on October 23, 2014, the court granted Taco Bell’s motion for summary judgment on the discount meal break claim and denied plaintiff’s motion. Plaintiff is no longer actively pursuing this matter, and Taco Bell expects the matter to be dismissed.

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

Note 19 – Selected Quarterly Financial Data (Unaudited)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,179	$2,659	$2,968	$3,339	$11,145
Franchise and license fees and income	443	446	459	612	1,960
Total revenues	2,622	3,105	3,427	3,951	13,105
Restaurant profit	382	411	539	454	1,786
Operating Profit(a)	506	371	603	441	1,921
Net Income – YUM! Brands, Inc.	362	235	421	275	1,293
Basic earnings per common share	0.83	0.54	0.97	0.64	2.97
Diluted earnings per common share	0.81	0.53	0.95	0.63	2.92
Dividends declared per common share	—	0.82	—	0.92	1.74

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$2,292	$2,758	$2,891	$3,383	$11,324
Franchise and license fees and income	432	446	463	614	1,955
Total revenues	2,724	3,204	3,354	3,997	13,279
Restaurant profit	441	428	429	344	1,642
Operating Profit(b)	571	479	550	(43)	1,557
Net Income – YUM! Brands, Inc.	399	334	404	(86)	1,051
Basic earnings per common share	0.89	0.75	0.91	(0.20)	2.37
Diluted earnings per common share	0.87	0.73	0.89	(0.20)	2.32
Dividends declared per common share	0.37	0.37	—	0.82	1.56

(a)
Includes losses associated with refranchising of equity markets outside of the U.S. of $73 million, $20 million and $3 million in the second, third and fourth quarters, respectively, costs associated with the KFC U.S. Acceleration Agreement of $2 million, $8 million, $21 million and $41 million in the first, second, third and fourth quarters, respectively, and net U.S. refranchising gains of $7 million, $1 million, $16 million and $51 million in the first, second, third and fourth quarters, respectively. See Note 4.

(b)	Includes a non-cash charge of $463 million in the fourth quarter related primarily to the impairment of Little Sheep intangible assets. See Note 4.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 26, 2015.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 26, 2015.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2015.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2015.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 26, 2015.

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

Date:	February 16, 2016

YUM! BRANDS, INC.

By:	/s/ Greg Creed

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Novak	Executive Chairman	February 16, 2016
David C. Novak

/s/ Greg Creed	Chief Executive Officer	February 16, 2016
Greg Creed	(principal executive officer)

/s/ Patrick J. Grismer	Chief Financial Officer	February 16, 2016
Patrick J. Grismer	(principal financial officer)

/s/ David E. Russell	Vice President, Finance and Corporate Controller	February 16, 2016
David E. Russell	(principal accounting officer)

/s/ Michael J. Cavanagh	Director	February 16, 2016
Michael J. Cavanagh

/s/ Brian Cornell	Director	February 16, 2016
Brian Cornell

/s/ David W. Dorman	Director	February 16, 2016
David W. Dorman

/s/ Massimo Ferragamo	Director	February 16, 2016
Massimo Ferragamo

/s/ Mirian Graddick-Weir	Director	February 16, 2016
Mirian Graddick-Weir

/s/ Jonathan S. Linen	Director	February 16, 2016
Jonathan S. Linen

/s/ Keith Meister	Director	February 16, 2016
Keith Meister

/s/ Thomas C. Nelson	Director	February 16, 2016
Thomas C. Nelson

/s/ Thomas M. Ryan	Director	February 16, 2016
Thomas M. Ryan

/s/ Elane Stock	Director	February 16, 2016
Elane Stock

/s/ Jing-Shyh S. Su	Director	February 16, 2016
Jing-Shyh S. Su

/s/ Robert D. Walter	Director	February 16, 2016
Robert D. Walter

YUM! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

3.1	Restated Articles of Incorporation of YUM, effective May 26, 2011, which is incorporated herein by reference from Exhibit 3.1 to YUM's Report on Form 8-K filed on May 31, 2011.

3.2	Amended and restated Bylaws of YUM, effective September 18, 2015, which are incorporated herein by reference from Exhibit 3.1 to YUM's Report on Form 8-K filed on September 23, 2015.

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

(vi) 3.750% Senior Notes due November 1, 2021 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed August 29, 2011.

(vii)
3.875% Senior Notes due November 1, 2023 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed October 31, 2013.

(viii)
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

10.2.1
Term Loan Credit Agreement, dated as of December 8, 2015, among the lenders party thereto, Goldman Sachs Bank USA as Administrative Agent, Citibank N.A. and JP Morgan Chase Bank, N.A. as Syndication Agents, and Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. as Lead Arrangers and Bookrunners, as filed herewith.

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

10.15.1†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2013) (Stock Options), which is incorporated herein by reference from Exhibit 10.15.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013.

10.15.2†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2015) (Stock Options), which is incorporated herein by reference from Exhibit 10.15.2 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

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

10.18.2†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2015) (Stock Appreciation Rights), which is incorporated herein by reference from Exhibit 10.18.2 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

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

10.22†	YUM! Performance Share Plan, as amended and restated January 1, 2013, which is incorporated by reference from Exhibit 10.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2015.

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

10.27†
1999 Long Term Incentive Plan Award (Stock Appreciation Rights) by and between the Company and David C. Novak, dated as of February 6, 2015, which is incorporated herein by reference from Exhibit 10.27 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.28†
YUM! Brands, Inc. Compensation Recovery Policy, Amended and Restated January 1, 2015, which is incorporated herein by reference from Exhibit 10.28 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.29†
Retirement Agreement and General Release, dated August 13, 2015, by and between the Company and Jing-Shyh S. Su, which is incorporated by reference from Exhibit 10.29 to YUM's Quarterly Report on Form 10-Q for the quarter ended September 5, 2015.

10.30†	Letter of Understanding dated December 7, 2015 by and between the Company and Patrick J. Grismer as filed herewith.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+
Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

†	Indicates a management contract or compensatory plan.