Form 10-Q
period 2016-03-19
YUM BRANDS INC
filed 2016-04-26
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 19, 2016

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

 The number of shares outstanding of the Registrant’s Common Stock as of April 20, 2016 was 407,440,778 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/19/2016	3/21/2015
Company sales	$2,165	$2,179
Franchise and license fees and income	454	443
Total revenues	2,619	2,622
Costs and Expenses, Net
Company restaurant expenses
Food and paper	649	688
Payroll and employee benefits	486	493
Occupancy and other operating expenses	597	616
Company restaurant expenses	1,732	1,797
General and administrative expenses	286	295
Franchise and license expenses	48	34
Closures and impairment (income) expenses	3	3
Refranchising (gain) loss	(7)	(10)
Other (income) expense	(7)	(3)
Total costs and expenses, net	2,055	2,116
Operating Profit	564	506
Interest expense, net	37	34
Income Before Income Taxes	527	472
Income tax provision	132	111
Net income – including noncontrolling interests	395	361
Net income (loss) – noncontrolling interests	4	(1)
Net Income – YUM! Brands, Inc.	$391	$362

Basic Earnings Per Common Share	$0.94	$0.83

Diluted Earnings Per Common Share	$0.93	$0.81

Dividends Declared Per Common Share	$0.46	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/19/2016	3/21/2015

Net Income - including noncontrolling interests	$395	$361
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(71)	(91)
	(71)	(91)
Tax (expense) benefit	3	2
	(68)	(89)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	1	—
Reclassification of (gains) losses into Net Income	3	11
	4	11
Tax (expense) benefit	(1)	(4)
	3	7
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(5)	13
Reclassification of (gains) losses into Net Income	10	(13)
	5	—
Tax (expense) benefit	(1)	—
	4	—
Other comprehensive income (loss), net of tax	(61)	(82)
Comprehensive Income - including noncontrolling interests	334	279
Comprehensive Income (loss) - noncontrolling interests	4	(2)
Comprehensive Income - YUM! Brands, Inc.	$330	$281

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/19/2016	3/21/2015
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$395	$361
Depreciation and amortization	136	139
Closures and impairment (income) expenses	3	3
Refranchising (gain) loss	(7)	(10)
Contributions to defined benefit pension plans	(2)	(76)
Deferred income taxes	(25)	(29)
Equity income from investments in unconsolidated affiliates	(16)	(9)
Excess tax benefits from share-based compensation	(11)	(19)
Share-based compensation expense	13	15
Changes in accounts and notes receivable	33	3
Changes in inventories	17	21
Changes in prepaid expenses and other current assets	—	(27)
Changes in accounts payable and other current liabilities	66	113
Changes in income taxes payable	95	51
Other, net	(38)	(20)
Net Cash Provided by Operating Activities	659	516

Cash Flows – Investing Activities
Capital spending	(160)	(227)
Changes in short-term investments, net	(51)	(24)
Proceeds from refranchising of restaurants	9	22
Other, net	1	33
Net Cash Used in Investing Activities	(201)	(196)

Cash Flows – Financing Activities
Repayments of long-term debt	(2)	(3)
Short-term borrowings by original maturity
More than three months - proceeds	1,400	—
More than three months - payments	—	—
Three months or less, net	—	—
Revolving credit facilities, three months or less, net	(524)	53
Repurchase shares of Common Stock	(925)	(124)
Excess tax benefits from share-based compensation	11	19
Employee stock option proceeds	1	10
Dividends paid on Common Stock	(192)	(178)
Other, net	(12)	(23)
Net Cash Used in Financing Activities	(243)	(246)
Effect of Exchange Rates on Cash and Cash Equivalents	(18)	23
Net Increase in Cash and Cash Equivalents	197	97
Cash and Cash Equivalents - Beginning of Period	737	578
Cash and Cash Equivalents - End of Period	$934	$675

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	3/19/2016	12/26/2015
ASSETS
Current Assets
Cash and cash equivalents	$934	$737
Accounts and notes receivable, net	418	377
Inventories	210	229
Prepaid expenses and other current assets	279	241
Advertising cooperative assets, restricted	122	103
Total Current Assets	1,963	1,687

Property, plant and equipment, net	4,111	4,189
Goodwill	644	656
Intangible assets, net	265	271
Investments in unconsolidated affiliates	36	61
Other assets	500	521
Deferred income taxes	702	676
Total Assets	$8,221	$8,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,055	$1,985
Income taxes payable	150	77
Short-term borrowings	2,321	922
Advertising cooperative liabilities	122	103
Total Current Liabilities	4,648	3,087

Long-term debt	2,510	3,041
Other liabilities and deferred credits	846	958
Total Liabilities	8,004	7,086

Redeemable noncontrolling interest	7	6

Shareholders’ Equity
Common Stock, no par value, 750 shares authorized; 407 and 420 shares issued in 2016 and 2015, respectively	2	—
Retained earnings	454	1,150
Accumulated other comprehensive income (loss)	(300)	(239)
Total Shareholders’ Equity – YUM! Brands, Inc.	156	911
Noncontrolling interests	54	58
Total Shareholders’ Equity	210	969
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity	$8,221	$8,061

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 (“2015 Form 10-K”).

YUM! Brands, Inc. and Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise primarily the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  References to YUM throughout these Notes to our Financial Statements are made using the first person notations of “we,” “us” or “our.”

YUM currently consists of four reporting segments:

•	YUM China (“China” or “China Division”) which includes all operations in mainland China

•	The KFC Division which includes all operations of the KFC concept outside of China Division

•	The Pizza Hut Division which includes all operations of the Pizza Hut concept outside of China Division

•	The Taco Bell Division which includes all operations of the Taco Bell concept

Effective January, 2016 our India business was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results were not impacted, we have restated our historical segment information for consistent presentation. Integrating India into our Brand Divisions increased Total revenues for the KFC, Pizza Hut and Taco Bell Divisions by $20 million, $1 million and $1 million, respectively, and decreased Operating Profit by $3 million, less than $1 million and $1 million, respectively, for the quarter ended March 21, 2015.

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

YUM’s fiscal year ends on the last Saturday in December.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks. Our subsidiaries operate on similar fiscal calendars except that China, India and certain other international subsidiaries operate on a monthly calendar with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  The current fiscal year of 2016 will have a 53rd week for YUM and our subsidiaries that do not operate on a monthly calendar, which will be included in our fourth quarter results. Our international subsidiaries that operate on a monthly calendar, including China, are not impacted by the addition of a 53rd week. Our international subsidiaries within our KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2015 Form 10-K, our financial position as of March 19, 2016, and the results of our operations, comprehensive income and cash flows for the quarters ended March 19, 2016 and March 21, 2015. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

In April, 2015 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 amended the then-current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning with the quarter ended March 19, 2016. The adoption of this standard required restatement of our consolidated balance sheet as of December 26, 2015. As a result, Other assets and Long-term debt each decreased by $13 million and Prepaid expenses and other current assets and Short-term borrowings each decreased by $1 million versus amounts previously reported.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 19, 2016. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2016	2015
Net Income – YUM! Brands, Inc.	$391	$362

Weighted-average common shares outstanding (for basic calculation)	416	438
Effect of dilutive share-based employee compensation	6	8
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	422	446
Basic EPS	$0.94	$0.83
Diluted EPS	$0.93	$0.81
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.5	6.7

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 19, 2016 and March 21, 2015 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2016	2015	2016	2015		2016
November 2013	—	1,779	$—	$133		$—
November 2014	—	217	—	17		—
December 2015	13,275	—	925	—		8
Total	13,275	1,996	$925	$150	(a)	$8

(a)	Includes the effect of $26 million in share repurchases (0.3 million shares) with trade dates prior to March 21, 2015 but cash settlement dates subsequent to March 21, 2015.

On March 4, 2016 our Board of Directors authorized additional share repurchases through December 2016 of up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 26, 2015, net of tax	$(109)	$(113)	$(17)	$(239)

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(68)	1	(6)	(73)

(Gains) losses reclassified from accumulated OCI, net of tax	—	2	10	12

OCI, net of tax	(68)	3	4	(61)

Balance at March 19, 2016, net of tax	$(177)	$(110)	$(13)	$(300)

Note 4 - Items Affecting Comparability of Net Income and Cash Flows

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Quarter ended
	2016	2015
China	$(3)	$(2)
KFC Division	(1)	(3)
Pizza Hut Division	(2)	1
Taco Bell Division	(1)	(6)
Worldwide	$(7)	$(10)

KFC U.S. Acceleration Agreement

During the first quarter of 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we anticipate investing approximately $125 million from 2015 through 2017 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We recorded pre-tax charges of $9 million and $2 million for the quarters ended March 19, 2016 and March 21, 2015, respectively, for these investments. We recorded pre-tax $72 million of such charges in the year ended December 26, 2015 and we currently expect a total pre-tax charge of approximately $30 million in 2016 for these investments. These charges are not being allocated to the KFC Division segment operating results.

In addition to the investments above we have agreed to fund incremental system advertising dollars. We currently expect to fund approximately $20 million of such advertising in 2016 and $30 million in 2017. During the quarter ended March 19, 2016, we expensed $4 million in incremental system advertising expense. No incremental advertising expense was recorded in the quarter ended March 21, 2015. These amounts are being recorded in the KFC Division segment operating results.

Costs Associated with the Planned Spin-off of the China Business and YUM Recapitalization

In connection with our planned separation of the YUM China business into an independent, publicly-traded company and the related recapitalization of YUM, we incurred $9 million of costs in the quarter ended March 19, 2016, which were recorded in General and administrative ("G&A") expenses. Cumulative project costs since the announcement of the planned separation total $18 million and we currently expect to incur additional cash costs of approximately $30 million to complete the spin-off transaction. These costs are not being allocated to any of our segment operating results.

Note 5 - Other (Income) Expense

	Quarter ended
	2016	2015
Equity (income) loss from investments in unconsolidated affiliates	$(16)	$(9)
Foreign exchange net (gain) loss and other	9	6
Other (income) expense	$(7)	$(3)

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

	3/19/2016	12/26/2015
Accounts and notes receivable, gross	$438	$393
Allowance for doubtful accounts	(20)	(16)
Accounts and notes receivable, net	$418	$377

Property, Plant and Equipment, net

	3/19/2016	12/26/2015
Property, plant and equipment, gross	$7,793	$7,832
Accumulated depreciation and amortization	(3,682)	(3,643)
Property, plant and equipment, net	$4,111	$4,189

Assets held for sale at March 19, 2016 and December 26, 2015 total $27 million and $28 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

Noncontrolling interests represent the ownership interests of minority shareholders of the entities that operate KFC restaurants in Beijing and Shanghai, China.  The redeemable noncontrolling interest comprises the 7% ownership interest in Little Sheep that continues to be held by the Little Sheep founding shareholders, and is classified outside of permanent equity on our Condensed Consolidated Balance Sheets due to redemption rights held by the founding Little Sheep shareholders. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance at December 26, 2015	$58	$6
Net Income (loss) – noncontrolling interests	4	—
Dividends declared	(7)	—
Currency translation adjustments and other	(1)	1
Balance at March 19, 2016	$54	$7

Note 7 - Income Taxes

	Quarter ended
	2016	2015
Income tax provision	$132	$111
Effective tax rate	25.0%	23.4%

Our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. rate.

Our first quarter effective tax rate was higher than the prior year primarily due to the increased cost of repatriating current year foreign earnings.

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility. As described in Note 1, effective January 1, 2016 our India business was segmented by brand and integrated into the global KFC, Pizza Hut and Taco Bell Divisions. Segment information for previous periods has been restated to reflect this reporting change. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	2016	2015
China	$1,303	$1,256
KFC Division	625	662
Pizza Hut Division	265	272
Taco Bell Division	426	432
	$2,619	$2,622

	Quarter ended
Operating Profit	2016	2015
China(a)	$256	$190
KFC Division	160	166
Pizza Hut Division	87	81
Taco Bell Division	119	114
Unallocated and Corporate General and administrative expenses(b)	(57)	(46)
Unallocated Other income (expense)	(8)	(9)
Unallocated Refranchising gain (loss)(c)	7	10
Operating Profit	$564	$506
Interest expense, net	(37)	(34)
Income Before Income Taxes	$527	$472

(a)	Includes equity income from investments in unconsolidated affiliates of $16 million and $9 million for the quarters ended March 19, 2016 and March 21, 2015, respectively.

(b)
Primarily Corporate G&A expenses for the quarters ended March 19, 2016 and March 21, 2015. Amounts also include costs associated with the KFC U.S. Acceleration Agreement of $9 million and $2 million for the quarters ended March 19, 2016 and March 21, 2015, respectively, and $9 million related to the planned spin-off of the China business for the quarter ended March 19, 2016. See Note 4.

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended
	2016	2015
Service cost	$4	$4
Interest cost	13	13
Expected return on plan assets	(15)	(14)
Amortization of net loss	1	10
Amortization of prior service cost	1	—
Net periodic benefit cost	$4	$13

Note 10 - Fair Value Measurements

As of March 19, 2016 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair values of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying values. The Company’s debt obligations, excluding capital leases, were estimated to have a fair value of $4.6 billion (Level 2), compared to their carrying value of $4.7 billion. We estimated the fair value of debt using market quotes and calculations based on market rates.

The Company has interest rate swaps accounted for as fair value hedges, foreign currency forwards and swaps accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis. Interest rate swaps are used to reduce our exposure to interest rate risk for a portion of our fixed-rate debt, and foreign currency forwards and swaps are used to reduce our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany receivables and payables. The fair values of these swaps, forwards and other investments were not material as of March 19, 2016. In addition, certain of the Company's assets such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis if determined to be impaired. During the quarter ended March 19, 2016, there were no significant assets or liabilities subject to non-recurring fair value measurements.

Note 11 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 19, 2016, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $575 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 19, 2016 was approximately $475 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of March 19, 2016 was not material.

Other Franchise Guarantees

We have provided guarantees of $21 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were $62 million as of March 19, 2016.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

The Company and Taco Bell were named as defendants in a number of putative class action suits filed in 2007, 2008, 2009 and 2010 alleging violations of California labor laws including unpaid overtime, failure to timely pay wages on termination, failure to pay accrued vacation wages, failure to pay minimum wage, denial of meal and rest breaks, improper wage statements, unpaid business expenses, wrongful termination, discrimination, conversion and unfair or unlawful business practices in violation of California Business & Professions Code §17200. Some plaintiffs also sought penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act (“PAGA”) as well as statutory “waiting time” penalties and alleged violations of California’s Unfair Business Practices Act. Plaintiffs sought to represent a California state-wide class of hourly employees.

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

Per order of the court, plaintiffs filed a second amended complaint to clarify the class claims. Plaintiffs also filed a motion for partial summary judgment. Taco Bell filed motions to strike and to dismiss, as well as a motion to alter or amend the second amended complaint. On August 29, 2014, the court denied plaintiffs’ motion for partial summary judgment. On that same date, the court granted Taco Bell’s motion to dismiss all but one of the PAGA claims. On October 29, 2014, plaintiffs filed a motion to amend the operative complaint and a motion to amend the class certification order. On December 16, 2014, the court partially granted both motions, rejecting plaintiffs’ proposed on-duty meal period class but certifying a limited rest break class and certifying an underpaid meal premium class, and allowing the plaintiffs to amend the complaint to reflect those certifications. On December 30, 2014, plaintiffs filed the third amended complaint. On February 26, 2015, the court denied a motion by Taco Bell to dismiss or strike the underpaid meal premium class.

Beginning on February 22, 2016, the late meal period class claim, the limited rest break class claim, the underpaid meal premium class claim, and the associated statutory “waiting time” penalty claim were tried to a jury. On March 9, 2016, the jury returned verdicts in favor of Taco Bell on the late meal period claim, the limited rest break claim, and the statutory “waiting time” penalty claim. The jury found for the plaintiffs on the underpaid meal premium class claim, awarding approximately $0.5 million. A bench trial was subsequently conducted with respect to the PAGA claims and plaintiffs’ Business & Professions Code §17200 claim. On April 8, 2016, the court returned a verdict in favor of Taco Bell on the PAGA claims and the §17200 claim. In a separate ruling issued the same day, the court also ruled that plaintiffs were entitled to prejudgment interest on the underpaid meal premium class claim, awarding approximately $0.3 million. Taco Bell denies liability as to the underpaid meal premium class claim and intends to file a post-trial motion to overturn the verdict. We have provided for a reasonable estimate of the possible loss relating to this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.

On May 16, 2013, a putative class action styled Bernardina Rodriguez v. Taco Bell Corp. was filed in California Superior Court. The plaintiff sought to represent a class of current and former California hourly restaurant employees alleging various violations of California labor laws including failure to provide meal and rest periods, failure to pay hourly wages, failure to provide accurate written wage statements, failure to timely pay all final wages, and unfair or unlawful business practices in violation of California Business & Professions Code §17200. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell removed the case to federal court and, on June 25, 2013, plaintiff filed a first amended complaint to include a claim seeking penalties for alleged violations of California’s Labor Code under California’s Private Attorneys General Act. Taco Bell’s motion to dismiss or stay the action in light of the In Re Taco Bell Wage and Hour Actions case was denied on October 30, 2013. In April 2014 the parties stipulated to address the sufficiency of plaintiff’s legal theory as to her discount meal break claim before conducting full discovery. A hearing on the parties’ cross-summary judgment motions was held on October 22, 2014, and on October 23, 2014, the court granted Taco Bell’s motion for summary judgment on the discount meal break claim and denied plaintiff’s motion. Trial was set for mid-April 2016. Plaintiff ceased to actively pursue this matter and failed to timely file the required pre-trial statement. Subsequently, plaintiff filed a request to dismiss with prejudice all of her remaining claims, which the court approved on March 2, 2016. Plaintiff then filed a notice of appeal concerning the court’s summary judgment ruling. The Ninth Circuit has not yet set a briefing schedule.

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

Introduction and Overview

Yum! Brands, Inc. (“YUM” or the “Company”) operates, franchises or licenses a worldwide system of nearly 43,000 restaurants in more than 130 countries and territories, primarily through the concepts of KFC, Pizza Hut and Taco Bell. These three concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively. Of the nearly 43,000 restaurants, 21% are operated by the Company and 79% are operated by franchisees, licensees or unconsolidated affiliates.

YUM currently consists of four reporting segments:

•	YUM China (“China” or “China Division”) which includes all operations in mainland China

•	The KFC Division which includes all operations of the KFC concept outside of China Division

•	The Pizza Hut Division which includes all operations of the Pizza Hut concept outside of China Division

•	The Taco Bell Division which includes all operations of the Taco Bell concept

Effective January, 2016 our India business was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results were not impacted, we have restated our historical segment information for consistent presentation.

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

We have also announced our intention to return substantial capital to shareholders prior to this planned spin-off, the majority of which will be funded by incremental borrowings. With this recapitalization, the Company is transitioning to a non-investment grade credit rating with a balance sheet more consistent with highly-levered peer restaurant franchise companies. Moreover, this will allow for an ongoing return-of-capital framework that will seek to optimize the Company's long-term growth rate on a per-share basis.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Note Regarding Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 (“2015 Form 10-K”). References to YUM throughout this discussion are made in first person notations of “we,” “us” or “our.”

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

•	Operating Margin is Operating Profit divided by Total revenues.

•	Core Operating Profit growth and Core Operating margin growth exclude the impact of foreign currency translation and Special Items.

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

2016 Growth Model

As communicated in December, 2015 (see specific guidance at www.yum.com/investors/financial-information/guidance) we expected Core Operating Profit growth of 10% in 2016, which includes the impact of 2016 having a 53rd week. While we expect to spin off our China business prior to the end of 2016, this target assumes our China business will remain part of YUM through the end of 2016.

Results of Operations

Summary

For the quarter ended March 19, 2016 diluted EPS, excluding Special Items, increased 19% to $0.95 per share.

Quarter highlights:

Change
	System Sales %(a)	Same-Store Sales %	Units %	Core Operating Profit %	Core Operating Margin (ppts)
China Division	+11	+6	+5	+42	+4.6
KFC Division	+5	+1	+2	+4	+0.3
Pizza Hut Division	+4	+3	+1	+9	+2.6
Taco Bell Division	+3	+1	+3	+4	+1.5
Worldwide	+5	+2	+2	+21	+2.9

(a)	System Sales percentages as shown in table exclude the impact of foreign currency translation.

Additionally:

•	Foreign currency translation negatively impacted our reported first quarter Operating Profit by $28 million, which included $13 million from our China Division.

•	Our first quarter effective tax rate, excluding Special Items, increased to 25.0% from 23.3%.

In the first quarter of 2016 China Division same-store sales grew 6%, which included 12% same-store sales growth for KFC due to a successful Chinese New Year promotion. This sales growth, along with strong store-level productivity and commodity deflation, more than offset weakness at Pizza Hut Casual Dining and resulted in first quarter 2016 Core Operating Profit growth of 42% for our China Division. See the Division discussions within this Results of Operations section of this MD&A for details on our Divisions’ first quarter results.

Given YUM’s outperformance relative to expectations in the first quarter, we are raising our full year 2016 Core Operating Profit growth expectations from 10% to 12%. This takes into account the strong first quarter produced by KFC China, weakness at Pizza Hut Casual Dining in China, the expected benefit from an upcoming change in China's retail tax structure (see the "Significant Known Events, Trends or Uncertainties Expected to Impact Future Results" section of this MD&A), and our brand divisions continuing to produce results consistent with our initial 2016 targets. While we are raising our Operating Profit expectations for YUM, we are maintaining our expectations for China’s same-store sales growth of 2%-3% for the full year.

Worldwide

The Consolidated Results of Operations for the quarters ended March 19, 2016 and March 21, 2015 are presented below:

	Quarter ended
	2016	2015	% B/(W)
Company sales	$2,165	$2,179	(1)
Franchise and license fees and income	454	443	3
Total revenues	$2,619	$2,622	—

Restaurant profit	$433	$382	13
Restaurant margin %	20.0%	17.5%	2.5	ppts.

General and administrative ("G&A") expenses	$286	$295	3
Franchise and license expenses	48	34	(36)
Closures and impairment (income) expenses	3	3	3
Refranchising (gain) loss	(7)	(10)	(33)
Other (income) expense	(7)	(3)	NM
Operating Profit	$564	$506	12
Operating margin %	21.5%	19.3%	2.2	ppts.

Interest expense, net	$37	$34	(9)
Income tax provision	132	111	(19)
Effective Tax Rate	25.0%	23.4%	(1.6)	ppts.

Net Income – including noncontrolling interests	$395	$361	9
Net Income (loss) – noncontrolling interests	4	(1)	NM
Net Income – YUM! Brands, Inc.	$391	$362	8

Diluted earnings per share (a)	$0.93	$0.81	14
Diluted earnings per share before Special Items (a)	$0.95	$0.80	19

(a)	See Note 2 for the number of shares used in this calculation.

	Quarter ended
	2016	2015
System Sales Growth, reported	1%	—%
System Sales Growth, excluding FX	5%	4%

Unit Count	3/19/2016	3/21/2015	% Increase (Decrease)
Franchise & License	32,987	32,153	3
Company-owned	8,935	8,768	2
Unconsolidated Affiliates	803	770	4
	42,725	41,691	2

Special Items

Special Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Quarter ended
Detail of Special Items	2016	2015
Costs associated with the planned spin-off of the China business and YUM recapitalization (See Note 4)	$(9)	$—
Costs associated with KFC U.S. Acceleration Agreement (See Note 4)	(9)	(2)
Refranchising initiatives(a)	3	7
Total Special Items Income (Expense)	(15)	5
Tax Benefit (Expense) on Special Items(b)	4	(2)
Special Items Income (Expense), net of tax	$(11)	$3
Average diluted shares outstanding	422	446
Special Items diluted EPS	$(0.02)	$0.01

Reconciliation of Operating Profit Before Special Items to Reported Operating Profit
Operating Profit before Special Items	$579	$501
Special Items Income (Expense)	(15)	5
Reported Operating Profit	$564	$506

Reconciliation of EPS Before Special Items to Reported EPS
Diluted EPS before Special Items	$0.95	$0.80
Special Items EPS	(0.02)	0.01
Reported EPS	$0.93	$0.81

Reconciliation of Effective Tax Rate Before Special Items to Reported Effective Tax Rate
Effective Tax Rate before Special Items	25.0%	23.3%
Impact on Tax Rate as a result of Special Items(b)	—%	0.1%
Reported Effective Tax Rate	25.0%	23.4%

(a)
We have historically recorded refranchising gains and losses in the U.S. as Special Items due to the scope of our refranchising program and the volatility in associated gains and losses. Beginning in 2016, we are also including all international refranchising gains and losses, excluding China, in Special Items. The inclusion in Special Items of these additional international refranchising gains and losses is the result of the anticipated size and volatility of refranchising initiatives outside the U.S. that will take place in connection with our previously announced plans to increase franchise ownership of our global restaurants to 96% by the end of 2017. International refranchising gains and losses in the first quarter of 2015 were not significant and have not been reclassified into Special Items. During the quarters ended March 19, 2016 and March 21, 2015 we recorded refranchising gains of $3 million and $7 million, respectively, that have been reflected as Special Items.

(b)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

China Division

The China Division has 7,205 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut Casual Dining restaurants and accelerated the development of Pizza Hut Home Service (home delivery). Our 2016 targets for the China Division include same-store sales growth of 2%-3%, at least 425 net new units and Operating Profit growth of 10%, excluding the impact of foreign currency translation. Given our performance relative to expectations in the first quarter, combined with an expected positive benefit from a change in China’s retail tax structure, we now believe 2016 operating profit growth will be greater than originally expected.

	Quarter ended
			% B/(W)
	2016	2015	Reported		Ex FX
Company sales	$1,278	$1,235	3		9
Franchise and license fees and income	25	21	19		25
Total revenues	$1,303	$1,256	4		9

Restaurant profit	$286	$233	23		29
Restaurant margin %	22.4%	18.9%	3.5	ppts.	3.4	ppts.

G&A expenses	$66	$68	3		(2)
Operating Profit	$256	$190	35		42
Operating margin %	19.7%	15.1%	4.6	ppts.	4.6	ppts.

	Quarter ended
	2016	2015
System Sales Growth, reported	6%	(9)%
System Sales Growth, excluding FX	11%	(6)%
Same-Store Sales Growth %	6%	(12)%

			% Increase (Decrease)
Unit Count	3/19/2016	3/21/2015
Company-owned	5,779	5,521	5
Unconsolidated Affiliates	803	770	4
Franchise & License	623	555	12
	7,205	6,846	5

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$1,235	$48	$60	$(65)	$1,278
Cost of sales	(392)	(12)	(1)	20	(385)
Cost of labor	(244)	(10)	(4)	13	(245)
Occupancy and other	(366)	(13)	(2)	19	(362)
Company restaurant expenses	$(1,002)	$(35)	$(7)	$52	$(992)
Restaurant profit	$233	$13	$53	$(13)	$286

The increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4%, productivity initiatives and 2% commodity deflation, partially offset by 8% wage rate inflation.

Franchise and License Fees and Income

The increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by franchise and license same-store sales growth of 13%, refranchising and net new unit growth.

G&A Expenses

The increase in G&A expenses, excluding the impact of foreign currency translation, was driven by higher compensation costs due to wage inflation and increased headcount.

Operating Profit

The increase in Operating Profit, excluding the impact of foreign currency translation, was driven by the impact of same-store sales growth, net new unit growth and lower restaurant operating costs. Additionally, leap year added an extra day in 2016 resulting in incremental Operating Profit of $6 million.

KFC Division

The KFC Division has 14,941 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 40% of both the Division’s units and profits, respectively, as of the end of 2015. Additionally, 90% of the KFC Division units were operated by franchisees and licensees as of the end of 2015. Our 2016 targets for the KFC Division include same-store sales growth of 3%, at least 475 net new international units and Operating Profit growth of 11%, excluding the impact of foreign currency translation and including the impact of a 53rd week.

	Quarter ended
			% B/(W)
	2016	2015	Reported		Ex FX
Company sales	$430	$464	(7)		2
Franchise and license fees and income	195	198	(1)		6
Total revenues	$625	$662	(5)		3

Restaurant profit	$64	$67	(4)		5
Restaurant margin %	14.9%	14.5%	0.4	ppts.	0.3	ppts.

G&A expenses	$76	$82	6		—
Operating Profit	$160	$166	(4)		4
Operating margin %	25.5%	25.0%	0.5	ppts.	0.3	ppts.

	Quarter ended
	2016	2015
System Sales Growth, reported	(2)%	1%
System Sales Growth, excluding FX	5%	8%
Same-Store Sales Growth %	1%	4%

			% Increase (Decrease)
Unit Count	3/19/2016	3/21/2015
Franchise & License	13,437	13,058	3
Company-owned	1,504	1,526	(1)
	14,941	14,584	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$464	$8	$2	$(44)	$430
Cost of sales	(161)	(3)	3	16	(145)
Cost of labor	(107)	(2)	(4)	10	(103)
Occupancy and other	(129)	(1)	—	12	(118)
Company restaurant expenses	$(397)	$(6)	$(1)	$38	$(366)
Restaurant profit	$67	$2	$1	$(6)	$64

The increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 1% and lower commodity costs, partially offset by wage rate inflation.

Franchise and License Fees and Income

The increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by net new unit growth, refranchising, and franchise and license same-store sales growth of 1%.

G&A Expenses

G&A expenses, excluding the impact of foreign currency translation, were even with the prior year, as higher international headcount and incentive compensation costs were offset by lower U.S. pension costs.

Operating Profit

The increase in Operating Profit, excluding the impact of foreign currency translation, was driven by net new unit and same-store sales growth, partially offset by higher advertising contributions associated with the KFC U.S. Acceleration Agreement. Excluding the impact of these higher advertising contributions and foreign currency translation, Operating Profit grew 7%.

Pizza Hut Division

The Pizza Hut Division has 14,142 units, approximately 55% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately 20% of both units and profits for the Division as of the end of 2015. Additionally, 95% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2015. Our 2016 targets for the Pizza Hut Division include same-store sales growth of 3%, at least 325 net new international units and Operating Profit growth of 7%, excluding the impact of foreign currency translation and including the impact of a 53rd week.

	Quarter ended
			% B/(W)
	2016	2015	Reported		Ex FX
Company sales	$132	$144	(8)		(6)
Franchise and license fees and income	133	128	3		6
Total revenues	$265	$272	(3)		—

Restaurant profit	$15	$17	(11)		(12)
Restaurant margin %	11.1%	11.6%	(0.5)	ppts.	(0.8)	ppts.

G&A expenses	$50	$57	14		10
Operating Profit	$87	$81	7		9
Operating margin %	32.9%	29.8%	3.1	ppts.	2.6	ppts.

	Quarter ended
	2016	2015
System Sales Growth, reported	1%	(1)%
System Sales Growth, excluding FX	4%	2%
Same-Store Sales Growth %	3%	—%

			% Increase (Decrease)
Unit Count	3/19/2016	3/21/2015
Franchise & License	13,393	13,236	1
Company-owned	749	790	(5)
	14,142	14,026	1

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$144	$(13)	$4	$(3)	$132
Cost of sales	(40)	4	(1)	1	(36)
Cost of labor	(44)	4	(2)	1	(41)
Occupancy and other	(43)	4	(2)	1	(40)
Company restaurant expenses	$(127)	$12	$(5)	$3	$(117)
Restaurant profit	$17	$(1)	$(1)	$—	$15

The decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were wage rate inflation and higher self-insurance costs, offset by company same-store sales growth of 4%.

Franchise and License Fees and Income

The increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by franchise and license same-store sales growth of 3% and refranchising.

G&A Expenses

The decrease in G&A expenses, excluding the impact of foreign currency translation, was driven by lapping prior year litigation costs and lower U.S. pension costs.

Operating Profit

The increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and lower G&A expenses, partially offset by higher restaurant operating costs.

Taco Bell Division

The Taco Bell Division has 6,437 units, the vast majority of which are in the U.S. The Company owns 15% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. Our 2016 targets for the Taco Bell Division include same-store sales growth of 3%, at least 225 net new units and Operating Profit growth of 9%, including the impact of a 53rd week.

	Quarter ended
			% B/(W)
	2016	2015	Reported		Ex FX
Company sales	$325	$336	(3)		(3)
Franchise and license fees and income	101	96	6		6
Total revenues	$426	$432	(1)		(1)

Restaurant profit	$68	$65	4		4
Restaurant margin %	21.0%	19.5%	1.5	ppts.	1.5	ppts.

G&A expenses	$46	$44	(6)		(7)
Operating Profit	$119	$114	4		4
Operating margin %	28.0%	26.5%	1.5	ppts.	1.5	ppts.

	Quarter ended
	2016	2015
System Sales Growth, reported	3%	9%
System Sales Growth, excluding FX	3%	9%
Same-Store Sales Growth %	1%	6%

			% Increase (Decrease)
Unit Count	3/19/2016	3/21/2015
Franchise & License	5,534	5,304	4
Company-owned	903	931	(3)
	6,437	6,235	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	2016
Company sales	$336	$(10)	$(1)	$325
Cost of sales	(95)	3	9	(83)
Cost of labor	(98)	3	(2)	(97)
Occupancy and other	(78)	3	(2)	(77)
Company restaurant expense	$(271)	$9	$5	$(257)
Restaurant profit	$65	$(1)	$4	$68

The decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Restaurant profit were lower commodity costs and the favorable impact of pricing, partially offset by transaction declines and labor inflation. Company same-store sales were even for the quarter.

Franchise and License Fees and Income

The increase in Franchise and license fees and income was driven by net new unit growth, refranchising, and franchise and license same-store sales growth of 1%.

G&A Expenses

The increase in G&A expenses, excluding the impact of foreign currency translation, was driven by higher legal fees and higher salaries and benefits, partially offset by lower U.S. pension costs.

Operating Profit

The increase in Operating Profit was driven by net new unit and same-store sales growth, partially offset by higher G&A expenses.

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2016	2015	% B/(W)
Corporate G&A expenses	$(48)	$(44)	(10)
Unallocated Franchise and License expenses	(9)	(2)	NM
Unallocated Refranchising gain (loss) (See Note 4)	7	10	(33)
Other unallocated	(8)	(9)	17
Interest expense, net	(37)	(34)	(9)
Income tax provision (See Note 7)	(132)	(111)	(19)
Effective tax rate (See Note 7)	25.0%	23.4%	(1.6)	ppts.

Corporate G&A Expenses

The increase in Corporate G&A expenses was driven by costs associated with the planned spin-off of the China business (See Note 4), partially offset by lower pension costs.

Unallocated Franchise and License Expenses

Unallocated Franchise and License expenses reflect charges related to the KFC U.S. acceleration agreement. See Note 4.

Other Unallocated

Other unallocated primarily includes foreign exchange gains and losses.

Interest Expense, Net

The increase in Interest expense, net was driven by increased net borrowings.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

The Chinese government recently announced reform to its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform, a 6% output VAT would replace the present 5% Business Tax currently applied to certain restaurant sales. Input VAT would be creditable to the aforementioned 6% output VAT. This change is effective May 1, 2016. While it is difficult to estimate the full benefit of this VAT reform prior to its actual implementation, we expect a positive financial benefit, further enabling continued investment in the business and creating thousands of additional jobs in China.

Consolidated Cash Flows

Net cash provided by operating activities was $659 million in 2016 versus $516 million in 2015. The increase was primarily driven by higher Operating Profit before Special Items and lapping prior year contributions to defined benefit pension plans.

Net cash used in investing activities was $201 million in 2016 versus $196 million in 2015.

Net cash used in financing activities was $243 million in 2016 versus $246 million in 2015. Higher incremental borrowings on our credit facilities were offset by higher share repurchases.

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

As part of our intention to return up to $6.2 billion to shareholders prior to the completion of the planned spin-off, we began increasing our rate of share repurchases in October, 2015. In December, 2015 we entered into a $1.5 billion term loan credit agreement (the "Bridge Facility") to help fund these share repurchases. In March, 2016 we amended the Bridge Facility to increase the total amount available for borrowing to $2.0 billion, of which the full amount was drawn down and outstanding as of March 19, 2016. Since we announced our intention to separate the China business we have repurchased 24.7 million shares for $1.8 billion, of which 13.3 million shares were repurchased for $925 million during the quarter ended March 19, 2016. On March 4, 2016 our Board of Directors authorized additional share repurchases through December 2016 of up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. As of the date of filing no repurchases have been made under this authorization.

On April 21, 2016, we announced plans to refinance the Company’s Bridge Facility with a new securitized financing facility, issued by newly formed subsidiaries of Taco Bell (the “Securitization Financing”). The Securitization Financing is expected to be comprised of at least $2.0 billion of senior term notes securitizing royalties on Taco Bell U.S. system sales. The net proceeds of the Securitization Financing are expected to be used for repayment of the Bridge Facility, payment of transaction costs associated with the refinancing, and for general corporate purposes.

This Securitization Financing is yet another milestone in our strategy to optimize our capital structure targeting total company-wide leverage of approximately 5.0X EBITDA to facilitate the aforementioned $6.2 billion return of capital to shareholders prior to the separation of our China business. As the next step in this plan, subsidiaries that operate our KFC, Pizza Hut and Taco Bell (excluding the Taco Bell subsidiaries included in the Securitization Financing) businesses will enter into a new senior secured credit facility and issue new high yield notes, which will be guaranteed by certain of our domestic subsidiaries and, in case of the new credit facility, secured by certain assets of the obligors. Our legacy publicly traded Senior Unsecured Notes will remain in place as unsecured obligations of the Company.

The Securitization Financing, as well as the new credit facility and high yield notes mentioned above, are subject to market and other conditions and are anticipated to close in the second quarter of 2016. However, there can be no assurance that the Company will be able to successfully complete the transactions, on the terms described above, or at all.

During the quarter ended March 19, 2016 we invested $160 million in capital spending, including $80 million in China, $33 million in the KFC Division, $17 million in the Pizza Hut Division and $26 million in the Taco Bell Division.

During the quarter ended March 19, 2016 we paid cash dividends of $192 million.  Additionally, on March 4, 2016, our Board of Directors approved a cash dividend of $0.46 per share of Common Stock, to be distributed on May 6, 2016 to shareholders of record at the close of business on April 15, 2016.

Borrowing Capacity

Our primary bank credit agreement comprises a $1.3 billion syndicated senior unsecured revolving credit facility (the "Credit Facility") which matures in March 2017 and includes 24 participating banks with commitments ranging from $23 million to $115 million. We believe the syndication reduces our dependency on any one bank.

Under the terms of the Credit Facility, we may borrow up to the maximum borrowing limit, less outstanding letters of credit. At March 19, 2016, our unused Credit Facility totaled $1.1 billion net of outstanding letters of credit of $5 million and outstanding borrowings of $177 million. The interest rate for borrowings under the Credit Facility ranges from 1.00% to 1.75% over the “London Interbank Offered Rate” (“LIBOR”). The exact spread over LIBOR under the Credit Facility depends upon the debt rating for the Credit Facility. Interest on any outstanding borrowings under the Credit Facility is payable at least quarterly.

As previously discussed, we currently have $2.0 billion of borrowing capacity under a Bridge Facility which was fully drawn at March 19, 2016. The interest rate for most borrowings under the Bridge Facility ranges from 1.00% to 1.75% over LIBOR. The exact spread over LIBOR under the Bridge Facility depends upon the debt rating for the Bridge Facility. Interest on any outstanding borrowings under the Bridge Facility is payable at least quarterly.

The Bridge Facility includes four participating banks and matures in June, 2016 with an option for YUM to extend maturity for up to two additional three month periods. The second extension is subject to a 1.00% increase in the interest margin.

Both the Credit Facility and the Bridge Facility are unconditionally guaranteed by our principal domestic subsidiaries and contain financial covenants relating to the maintenance of leverage and fixed charge coverage ratios. The agreements for both credit facilities also contain affirmative and negative covenants including, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreements. Given the Company’s strong balance sheet and cash flows we were able to comply with all debt covenant requirements at March 19, 2016 with a considerable amount of cushion. Additionally, both facilities contain cross-default provisions whereby our failure to make any payment on our indebtedness in a principal amount in excess of $125 million, or the acceleration of the maturity of any such indebtedness, will constitute a default under such agreement.

The majority of our remaining long-term debt primarily comprises Senior Unsecured Notes with varying maturity dates from 2016 through 2043 and stated interest rates ranging from 3.75% to 6.88%. The notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under Senior Unsecured Notes were $2.5 billion at March 19, 2016. Our Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

See Note 1 for details of recently adopted accounting pronouncements.

In May, 2014 the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. In July, 2015 the FASB approved a one-year deferral of the effective date of the new revenue standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal 2018 with early adoption permitted in the first quarter of 2017. The standard allows for either a full retrospective or modified retrospective transition method. In March and April, 2016 the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. We do not believe these standards will impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees or licensees, which are based on a percentage of franchise and license sales. We are continuing to evaluate the impact the adoption of these standards will have on the recognition of other less significant revenue transactions such as initial fees from franchisees and refranchising of company-owned restaurants.

In February, 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In March, 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company in our first quarter of fiscal 2017 with early adoption permitted. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 19, 2016 to the disclosures made in Item 7A of the Company’s 2015 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 19, 2016.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “ongoing” or other similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding the intended capital return to shareholders as well as the related borrowing required to fund such capital return, the planned separation of the Yum! Brands and Yum! China businesses, the timing of any such separation, the future earnings and performance as well as capital structure of Yum! Brands, Inc. or any of its businesses, including the Yum! Brands and Yum! China businesses on a standalone basis if the separation is completed. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 and any Risk Factors in Part II, Item 1A of this report, (ii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 26, 2015 and (iii) the factors described in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 26, 2015. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of March 19, 2016 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended March 19, 2016 and March 21, 2015. These condensed consolidated financial statements are the responsibility of YUM’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 26, 2015, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity, for the year then ended (not presented herein); and in our report dated February 16, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
April 26, 2016

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 11 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 19, 2016 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
12/27/15-1/23/16	7,352	$69.23	7,352	$424

1/24/16-2/20/16	5,923	$70.24	5,923	$8

2/21/16-3/19/16	—	N/A	—	$8
Total	13,275	$69.68	13,275	$8

On December 8, 2015 we announced that our Board of Directors authorized share repurchases through December 2016 of up to $1 billion (excluding applicable transaction fees) of our outstanding Common Stock. For the quarter ended March19, 2016, all share repurchases were made under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 10.2.2	Amendment No. 1 to Term Loan Credit Agreement, dated March 4, 2016, among the Company, the guarantors signatories thereto, the lenders signatory thereto and Goldman Sachs Bank USA

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	April 26, 2016	/s/ David E. Russell
Interim Chief Financial Officer, Vice President, Finance and Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)