Form 10-Q
period 2016-06-11
YUM BRANDS INC
filed 2016-07-19
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 11, 2016

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

 The number of shares outstanding of the Registrant’s Common Stock as of July 12, 2016 was 389,887,084 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/11/2016	6/13/2015	6/11/2016	6/13/2015
Company sales	$2,554	$2,659	$4,719	$4,838
Franchise and license fees and income	454	446	908	889
Total revenues	3,008	3,105	5,627	5,727
Costs and Expenses, Net
Company restaurant expenses
Food and paper	764	841	1,413	1,529
Payroll and employee benefits	603	602	1,089	1,095
Occupancy and other operating expenses	779	805	1,376	1,421
Company restaurant expenses	2,146	2,248	3,878	4,045
General and administrative expenses	365	353	651	648
Franchise and license expenses	50	47	98	81
Closures and impairment (income) expenses	37	24	40	27
Refranchising (gain) loss	(53)	68	(60)	58
Other (income) expense	(28)	(6)	(35)	(9)
Total costs and expenses, net	2,517	2,734	4,572	4,850
Operating Profit	491	371	1,055	877
Interest expense, net	40	33	77	67
Income Before Income Taxes	451	338	978	810
Income tax provision	116	102	248	213
Net income – including noncontrolling interests	335	236	730	597
Net income (loss) – noncontrolling interests	(4)	1	—	—
Net Income – YUM! Brands, Inc.	$339	$235	$730	$597

Basic Earnings Per Common Share	$0.82	$0.54	$1.77	$1.36

Diluted Earnings Per Common Share	$0.81	$0.53	$1.74	$1.34

Dividends Declared Per Common Share	$0.46	$0.82	$0.92	$0.82

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/11/2016	6/13/2015	6/11/2016	6/13/2015

Net Income - including noncontrolling interests	$335	$236	$730	$597
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	35	39	(36)	(52)
Reclassification of adjustments and (gains) losses into Net Income	—	68	—	68
	35	107	(36)	16
Tax (expense) benefit	1	(2)	4	—
	36	105	(32)	16
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	(1)	2	—	2
Reclassification of (gains) losses into Net Income	3	12	6	23
	2	14	6	25
Tax (expense) benefit	(1)	(5)	(2)	(9)
	1	9	4	16
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(26)	(1)	(31)	12
Reclassification of (gains) losses into Net Income	23	1	33	(12)
	(3)	—	2	—
Tax (expense) benefit	1	—	—	—
	(2)	—	2	—
Other comprehensive income (loss), net of tax	35	114	(26)	32
Comprehensive Income - including noncontrolling interests	370	350	704	629
Comprehensive Income (loss) - noncontrolling interests	(3)	1	1	(1)
Comprehensive Income - YUM! Brands, Inc.	$373	$349	$703	$630

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/11/2016	6/13/2015
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$730	$597
Depreciation and amortization	314	326
Closures and impairment (income) expenses	40	27
Refranchising (gain) loss	(60)	58
Contributions to defined benefit pension plans	(3)	(78)
Deferred income taxes	(43)	(77)
Equity income from investments in unconsolidated affiliates	(26)	(16)
Distributions of income received from unconsolidated affiliates	13	4
Excess tax benefits from share-based compensation	(26)	(40)
Share-based compensation expense	27	28
Changes in accounts and notes receivable	32	16
Changes in inventories	(29)	21
Changes in prepaid expenses and other current assets	3	(27)
Changes in accounts payable and other current liabilities	(44)	17
Changes in income taxes payable	84	91
Changes in restricted cash	(81)	(6)
Other, net	(35)	6
Net Cash Provided by Operating Activities	896	947

Cash Flows – Investing Activities
Capital spending	(343)	(404)
Changes in short-term investments, net	(51)	(16)
Proceeds from refranchising of restaurants	98	29
Other, net	8	39
Net Cash Used in Investing Activities	(288)	(352)

Cash Flows – Financing Activities
Proceeds from long-term debt	2,300	—
Repayments of long-term debt	(304)	(7)
Short-term borrowings by original maturity
More than three months - proceeds	1,400	—
More than three months - payments	(2,000)	—
Three months or less, net	—	—
Revolving credit facilities, three months or less, net	37	65
Repurchase shares of Common Stock	(1,559)	(287)
Excess tax benefits from share-based compensation	26	40
Employee stock option proceeds	2	11
Dividends paid on Common Stock	(379)	(355)
Other, net	(61)	(43)
Net Cash Used in Financing Activities	(538)	(576)
Effect of Exchange Rates on Cash and Cash Equivalents	(12)	39
Net Increase in Cash and Cash Equivalents	58	58
Cash and Cash Equivalents - Beginning of Period	737	578
Cash and Cash Equivalents - End of Period	$795	$636

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	6/11/2016	12/26/2015
ASSETS
Current Assets
Cash and cash equivalents	$795	$737
Accounts and notes receivable, net	395	377
Inventories	255	229
Prepaid expenses and other current assets	332	241
Advertising cooperative assets, restricted	102	103
Total Current Assets	1,879	1,687

Property, plant and equipment, net	4,096	4,189
Goodwill	649	656
Intangible assets, net	264	271
Investments in unconsolidated affiliates	46	61
Other assets	528	521
Deferred income taxes	722	676
Total Assets	$8,184	$8,061

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities	$2,016	$1,985
Income taxes payable	122	77
Short-term borrowings	39	922
Advertising cooperative liabilities	102	103
Total Current Liabilities	2,279	3,087

Long-term debt	5,324	3,041
Other liabilities and deferred credits	912	958
Total Liabilities	8,515	7,086

Redeemable noncontrolling interest	—	6

Shareholders’ Equity (Deficit)
Common Stock, no par value, 750 shares authorized; 399 and 420 shares issued in 2016 and 2015, respectively	—	—
Retained earnings (Accumulated deficit)	(123)	1,150
Accumulated other comprehensive income (loss)	(266)	(239)
Total Shareholders’ Equity (Deficit) – YUM! Brands, Inc.	(389)	911
Noncontrolling interests	58	58
Total Shareholders’ Equity (Deficit)	(331)	969
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)	$8,184	$8,061

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

Effective January 2016 our India business was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results were not impacted, we have restated our historical segment information for consistent presentation. Integrating India into our Brand Divisions increased Total revenues for the KFC, Pizza Hut and Taco Bell Divisions by $32 million, $2 million and $1 million, respectively, and decreased Operating Profit by $3 million, less than $1 million and less than $1 million, respectively, for the quarter ended June 13, 2015. Integrating India into our Brand Divisions increased Total revenues for the KFC, Pizza Hut and Taco Bell Divisions by $52 million, $3 million and $2 million respectively, and decreased Operating Profit by $6 million, less than $1 million and $1 million, respectively, for the year to date ended June 13, 2015.

In October 2015 we announced our intent to separate YUM’s China business from YUM into an independent, publicly-traded company. This transaction, which is expected to be a tax-free spin-off of our China business, will create two powerful, independent, focused growth companies with distinct strategies, financial profiles and investment characteristics.

Completion of the spin-off, which currently has a targeted completion date around October 31, 2016, will be subject to certain conditions, including, among others, receiving final approval from the YUM Board of Directors, receipt of various regulatory approvals, receipt of an opinion of counsel with respect to certain tax matters, the effectiveness of filings related to public listing and applicable securities laws, and other terms and conditions as may be determined by the Board of Directors.

YUM’s fiscal year ends on the last Saturday in December.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks. Our subsidiaries operate on similar fiscal calendars except that China and certain other international subsidiaries operate on a monthly calendar with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  The current fiscal year of 2016 will have a 53rd week for YUM and our subsidiaries that do not operate on a monthly calendar, which will be included in our fourth quarter results. Our international subsidiaries that operate on a monthly calendar, including China, are not impacted by the addition of a 53rd week. Our international subsidiaries within our KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2015 Form 10-K, our financial position as of June 11, 2016, and the results of our operations and comprehensive income for the quarters and years to date ended June 11, 2016 and June 13, 2015 and cash flows for the years to date ended June 11, 2016 and June 13, 2015. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

In April 2015 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 amended the then-current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning with the quarter ended March 19, 2016. The adoption of this standard required restatement of our consolidated balance sheet as of December 26, 2015. As a result, Other assets and Long-term debt each decreased by $13 million and Prepaid expenses and other current assets and Short-term borrowings each decreased by $1 million versus amounts previously reported.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended June 11, 2016. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2016	2015	2016	2015
Net Income – YUM! Brands, Inc.	$339	$235	$730	$597

Weighted-average common shares outstanding (for basic calculation)	410	437	413	437
Effect of dilutive share-based employee compensation	7	8	7	9
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	417	445	420	446
Basic EPS	$0.82	$0.54	$1.77	$1.36
Diluted EPS	$0.81	$0.53	$1.74	$1.34
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	6.6	4.3	6.8	5.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2016		2015		2016		2015		2016
November 2013	—		1,779		$—		$133		$—
November 2014	—		1,901		—		162		—
December 2015	13,369		—		933		—		—
March 2016	2,823		—		228		—		—
May 2016	6,102		—		503		—		3,697
Total	22,294	(a)	3,680	(b)	$1,664	(a)	$295	(b)	$3,697

(a)	Includes the effect of $105 million in share repurchases (1.3 million shares) with trade dates prior to June 11, 2016 but cash settlement dates subsequent to June 11, 2016.

(b)	Includes the effect of $8 million in share repurchases (0.1 million shares) with trade dates prior to June 13, 2015 but cash settlement dates subsequent to June 13, 2015.

On May 20, 2016 our Board of Directors authorized additional share repurchases through December 2016 of up to $4.2 billion (excluding applicable transaction fees) of our outstanding Common Stock. This authorization superseded all previous unutilized authorizations.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 26, 2015, net of tax	$(109)	$(113)	$(17)	$(239)

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(33)	—	(31)	(64)

(Gains) losses reclassified from accumulated OCI, net of tax	—	4	33	37

OCI, net of tax	(33)	4	2	(27)

Balance at June 11, 2016, net of tax	$(142)	$(109)	$(15)	$(266)

Note 4 - Items Affecting Comparability of Net Income and Cash Flows

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

During the quarter ended June 11, 2016 we refranchised 93 restaurants, primarily Pizza Hut restaurants in the U.S. We received $89 million in proceeds and recorded $53 million of net refranchising gains related to these transactions. These gains were not allocated to any segment for performance reporting.

	Quarter ended		Year to date
	2016	2015	2016	2015
China	$(1)	$(2)	$(4)	$(4)
KFC Division(a)	2	35	1	32
Pizza Hut Division(a)	(54)	36	(56)	37
Taco Bell Division	—	(1)	(1)	(7)
Worldwide	$(53)	$68	$(60)	$58

(a)
In 2010 we refranchised our then-remaining Company-operated restaurants in Mexico. To the extent we owned real estate related to these restaurants, we did not sell the real estate, but instead leased it to the franchisee. During the quarter ended June 13, 2015 we initiated plans to sell this real estate and determined it was held for sale in accordance with GAAP. The sales price we expected to receive for this real estate exceeded its book value. However, the sale of the real estate represented a substantial liquidation of our Mexican operations under GAAP. Accordingly, we were required to include accumulated translation losses associated with our Mexican business within our held for sale impairment evaluations. As such, we recorded a $68 million non-cash charge to Refranchising loss, consisting of losses of $36 million and $32 million related to KFC and Pizza Hut, respectively. The loss was not allocated to any segment for performance reporting. This loss represents the excess of the sum of the book value of the real estate and related assets, an insignificant amount of goodwill and our accumulated translation losses over the expected sales price. We subsequently sold this real estate in 2015.

Additionally, during the quarter ended June 13, 2015, we recognized a charge within Refranchising (gain) loss of $5 million associated with the planned refranchising of our Company-owned Pizza Hut restaurants in Korea.

KFC U.S. Acceleration Agreement

During the first quarter of 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we anticipate investing approximately $125 million from 2015 through 2017 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We recorded pre-tax charges of $8 million for both the quarters ended June 11, 2016 and June 13, 2015 for these investments. We recorded pre-tax charges of $17 million and $10 million for the years to date ended June 11, 2016 and June 13, 2015, respectively, for these investments. These amounts were recorded primarily as Franchise and license expenses. We recorded total pre-tax charges of $72 million during the year ended December 26, 2015 and we currently expect a total pre-tax charge of approximately $30 million in 2016 for these investments. These charges are not being allocated to the KFC Division segment operating results.

In addition to the investments above we agreed to fund $60 million of incremental system advertising from 2015 through 2017. During the quarters ended June 11, 2016 and June 13, 2015, we incurred $5 million and $3 million in incremental system advertising expense, respectively. During the years to date ended June 11, 2016 and June 13, 2015, we incurred $9 million and $3 million in incremental system advertising expense, respectively. We funded approximately $10 million of such advertising during the year ended December 26, 2015. These amounts were recorded primarily in Franchise and license expenses and are included in the KFC Division segment operating results. We currently expect to fund approximately $20 million of such advertising in 2016 and $30 million in 2017.

Costs Associated with the Planned Spin-off of the China Business and YUM Recapitalization

In connection with our planned separation of the YUM China business into an independent, publicly-traded company and the related recapitalization of YUM, we incurred $10 million and $19 million of costs in the quarter and year to date ended June 11, 2016, respectively, which were recorded in General and administrative ("G&A") expenses. Cumulative project costs since the announcement of the planned separation total $28 million and we currently expect to incur additional cash costs of approximately $30 million to complete the spin-off transaction. Additionally, we expect to incur a non-cash charge related to certain share-based awards that will be modified in connection with the spin-off. The amount of the non-cash charge will be based on the intrinsic values of the modified awards at the date of the spin-off. These costs are not being allocated to any of our segment operating results.

See Note 10 for details on YUM's recapitalization.

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	2016	2015	2016	2015
Equity (income) loss from investments in unconsolidated affiliates	$(10)	$(7)	$(26)	$(16)
Foreign exchange net (gain) loss and other	(18)	1	(9)	7
Other (income) expense	$(28)	$(6)	$(35)	$(9)

Note 6 - Supplemental Balance Sheet Information

Accounts and Notes Receivable, net

The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees and licensees as a result of franchise and lease agreements.  Trade receivables consisting of royalties from franchisees and licensees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Condensed Consolidated Balance Sheets.

	6/11/2016	12/26/2015
Accounts and notes receivable, gross	$413	$393
Allowance for doubtful accounts	(18)	(16)
Accounts and notes receivable, net	$395	$377

Property, Plant and Equipment, net

	6/11/2016	12/26/2015
Property, plant and equipment, gross	$7,795	$7,832
Accumulated depreciation and amortization	(3,699)	(3,643)
Property, plant and equipment, net	$4,096	$4,189

Assets held for sale at June 11, 2016 and December 26, 2015 total $35 million and $28 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

Noncontrolling interests represent the ownership interests of minority shareholders of the entities that operate KFC restaurants in Beijing and Shanghai, China.  At December 26, 2015 the Redeemable noncontrolling interest comprised the 7% ownership interest in Little Sheep held by the Little Sheep founding shareholders, and was classified outside of permanent equity on our Condensed Consolidated Balance Sheets due to redemption rights held by the Little Sheep founding shareholders. During the quarter ended June 11, 2016, the Little Sheep founding shareholders sold their remaining 7% Little Sheep ownership interest to YUM pursuant to their redemption rights. The difference between the purchase price of less than $1 million, which was determined using a non-fair value based formula pursuant to the agreement governing the redemption rights, and the carrying value of their redeemable noncontrolling interest was recorded as an $8 million loss attributable to noncontrolling interests. Consistent with our 2012 gain on the acquisition of Little Sheep and subsequent impairments of Little Sheep goodwill and intangibles in 2013 and 2014, this loss attributable to noncontrolling interests is not being allocated to any segment operating results. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance at December 26, 2015	$58	$6
Net Income (loss) – noncontrolling interests	7	1
Noncontrolling interest loss upon redemption	—	(8)
Dividends declared	(7)	—
Currency translation adjustments and other	—	1
Balance at June 11, 2016	$58	$—

Note 7 - Income Taxes

	Quarter ended		Year to date
	2016	2015	2016	2015
Income tax provision	$116	$102	$248	$213
Effective tax rate	25.8%	30.4%	25.4%	26.3%

Our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. rate.

Our quarterly and year to date effective tax rates were lower than the prior year primarily due to lapping the unfavorable impact of the $68 million non-cash refranchising loss (See Note 4) with no associated tax benefit related to the decision to dispose of our real estate in Mexico, lapping the unfavorable impact of resolution of uncertain tax positions in certain jurisdictions, and the benefit associated with a prior year income tax return amendment, partially offset by the increased cost of repatriating current year foreign earnings.

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

	Quarter ended		Year to date
Revenues	2016	2015	2016	2015
China	$1,588	$1,636	$2,891	$2,892
KFC Division	712	726	1,337	1,388
Pizza Hut Division	246	266	511	538
Taco Bell Division	463	477	889	909
Unallocated	(1)	—	(1)	—
	$3,008	$3,105	$5,627	$5,727

	Quarter ended		Year to date
Operating Profit	2016	2015	2016	2015
China(a)	$147	$144	$403	$334
KFC Division	149	149	309	315
Pizza Hut Division	64	60	151	141
Taco Bell Division	139	140	258	254
Unallocated and Corporate General and administrative expenses(b)	(76)	(54)	(133)	(100)
Unallocated Other income (expense)	15	—	7	(9)
Unallocated Refranchising gain (loss)(c)	53	(68)	60	(58)
Operating Profit	$491	$371	$1,055	$877
Interest expense, net	(40)	(33)	(77)	(67)
Income Before Income Taxes	$451	$338	$978	$810

(a)
Includes equity income from investments in unconsolidated affiliates of $10 million and $7 million for the quarters ended June 11, 2016 and June 13, 2015, respectively. Includes equity income from investments in unconsolidated affiliates of

$26 million and $16 million for the years to date ended June 11, 2016 and June 13, 2015, respectively.

(b)
Primarily Corporate G&A expenses for the quarters ended June 11, 2016 and June 13, 2015. Amounts also include costs associated with the KFC U.S. Acceleration Agreement of $8 million for both the quarters ended June 11, 2016 and June 13, 2015, respectively, and $17 million and $10 million for the years to date ended June 11, 2016 and June 13, 2015, respectively. Also included are $10 million and $19 million for the quarter and year to date ended June 11, 2016, respectively, related to the planned spin-off of the China business and YUM recapitalization. See Note 4.

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended		Year to date
	2016	2015	2016	2015
Service cost	$4	$4	$8	$8
Interest cost	12	12	25	25
Expected return on plan assets	(15)	(14)	(30)	(28)
Amortization of net loss	2	11	3	21
Amortization of prior service cost	1	—	2	—
Net periodic benefit cost	$4	$13	$8	$26

Note 10 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/11/2016	12/26/2015
Current maturities of long-term debt	$30	$313
Unsecured Short-term Loan Credit Facility (the "Bridge Facility")	—	600
Other	9	9
	$39	$922

Long-term Debt
Existing Senior Unsecured Notes	$2,200	$2,500
Existing Unsecured Revolving Credit Facility	738	701
Securitization Notes	2,300	—
Capital lease obligations	162	169
	5,400	3,370
Less debt issuance costs and discounts	(46)	(16)
Less current maturities of long-term debt	(30)	(313)
Long-term debt	$5,324	$3,041

During the quarter ended June 11, 2016 we issued $2.3 billion in Securitization Notes, details of which are below. Also during the quarter we repaid $300 million in Existing Senior Unsecured Notes and we repaid and terminated the Bridge Facility, which had $600 million of outstanding borrowings as of December 26, 2015. Details of our short-term borrowings and long-term debt as of December 26, 2015 can be found within our 2015 Form 10-K.

Securitization Notes Issuance

On May 11, 2016 Taco Bell Funding, LLC (the “Issuer”), a newly formed, special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp., (“TBC”) which is a direct wholly-owned subsidiary of the Company, completed a securitization transaction and issued $800 million of its Series 2016-1 3.832% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”), $500 million of its Series 2016-1 4.377% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) and $1.0 billion of its Series 2016-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “Class A-2-III Notes” and, together with the Class A-2-I Notes and the Class A-2-II Notes, the “Class A-2 Notes”).  In connection with the issuance of the Class A-2 Notes, the Issuer also entered into a revolving financing facility of Series 2016-1 Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for the borrowing of up to $100 million and the issuance of up to $50 million in letters of credit.  The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Securitization Notes”.  The Class A-2 Notes were issued under a Base Indenture, dated as of May 11, 2016 (the “Base Indenture”), and the related Series 2016-1 Supplement thereto, dated as of May 11, 2016 (the “Series 2016-1 Supplement”).  The Base Indenture and the Series 2016-1 Supplement (collectively, the “Indenture”) will allow the Issuer to issue additional series of notes.

The Securitization Notes were issued in a transaction pursuant to which certain of TBC’s domestic assets, consisting principally of franchise-related agreements, and domestic intellectual property, were contributed to the Issuer and the Issuer’s special purpose, wholly-owned subsidiaries (the “Guarantors”, and collectively with the Issuer, the "Securitization Entities") to secure the Notes. The Securitization Notes are secured by substantially all of these same assets, and include a lien on all existing and future U.S. Taco Bell franchise and license agreements and the royalties payable thereunder, existing and future U.S. Taco Bell intellectual property, certain transaction accounts and a pledge of the equity interests in asset-owning Securitization Entities. The remaining U.S. Taco Bell assets that were excluded from the transfers to the Securitization Entities continue to be held by Taco Bell of America, LLC, a limited liability company (“TBA”), and TBC. The Securitization Notes are not guaranteed by the remaining U.S. Taco Bell assets, the Company, or any other subsidiary of the Company.

Payments of interest and principal on the Securitization Notes are made from the royalty fees paid pursuant to the franchise and license agreements with all U.S. Taco Bell restaurants, including both company and franchise operated restaurants. Interest on and principal payments of the Class A-2 Notes are due on a quarterly basis. In general, no amortization of principal of the Class A-2 Notes is required prior to their anticipated repayment dates unless as of any quarterly measurement date the consolidated leverage ratio (the ratio of total debt to Net Cash Flow (as defined in the Indenture)) for the preceding four fiscal quarters of either the Company and its subsidiaries or the Issuer and its subsidiaries exceeds 5.0:1, in which case amortization payments of 1% per year of the outstanding principal as of the closing of the Securitization Notes is required.  The legal final maturity date of the Notes is in May 2046, but the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be 4, 7 and 10 years, respectively (the “Anticipated Repayment Dates”) from the date of issuance.  If the Issuer has not repaid or refinanced a series of Class A-2 Notes prior to its respective Anticipated Repayment Dates, rapid amortization of principal on all Securitization Notes will occur and additional interest will accrue on the Class A-2 Notes, as stated in the Indenture.

Interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) the overnight federal funds rates, (iii) the London interbank offered rate (“LIBOR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, plus any applicable margin, in each case as more fully set forth in the Variable Funding Note Purchase Agreement. It is anticipated that the principal of and interest on the Variable Funding Notes will be repaid in full on or prior to May 2021, subject to two additional one-year extensions at the option of the Issuer and further extensions as agreed between the Issuer and the Administrative Agent.  Following the anticipated repayment date and any extensions thereof, additional interest will accrue on the Variable Funding Notes equal to 5.00% per year.  As of June 11, 2016, $15 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. The Variable Funding Notes were undrawn at June 11, 2016.

During the year to date ended June 11, 2016, the Company incurred debt issuance costs of $31 million in connection with the issuance of the Securitization Notes. The debt issuance costs are being amortized to Interest expense through the Anticipated Repayment Dates of the Securitization Notes utilizing the effective interest rate method and are classified as a reduction of our Long-term debt in our Condensed Consolidated Balance Sheet. As of June 11, 2016, the effective interest rates, including the amortization of debt issuance costs, were 4.18%, 4.59%, and 5.14% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio of at least 1.1:1, gross domestic sales for branded restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Class A-2 Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. We were in compliance with all of our debt covenant requirements at June 11, 2016.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the note holders, and are restricted in their use. The Indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash trap reserve account in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. The amount of weekly cash flow that exceeds the required weekly allocations is generally remitted to the Company. However, once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities.

As of June 11, 2016 the Company had restricted cash of $51 million related to interest and commitment fee reserves held by the trustee. Such restricted cash is included in Prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 11, 2016. Changes in restricted cash have been presented as a component of cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows since the cash is restricted to the payment of interest.

We used certain of the proceeds from the issuance of the Class A-2 Notes to repay $2.0 billion borrowed under the Company’s December 8, 2015 Bridge Facility, as amended, at which time the Bridge Facility was terminated.  The remaining proceeds were used for costs associated with the securitization transaction, to return capital to shareholders through repurchases and for general corporate purposes.

Debt Issuances Subsequent to Quarter End

Subsequent to the end of the second quarter, on June 16, 2016, KFC Holding Co., Pizza Hut Holdings, LLC, a limited liability company, and TBA, as co-issuers (collectively, the “Issuers”), each of which is a wholly-owned subsidiary of the Company, issued $1.05 billion aggregate principal amount of 5.00% Senior Unsecured Notes due 2024 and $1.05 billion aggregate principal amount of 5.25% Senior Unsecured Notes due 2026 (together, the “Subsidiary Senior Unsecured Notes”). Interest on each series of Subsidiary Senior Unsecured Notes is payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2016. The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) Restaurant Services Group, LLC, Restaurant Concepts LLC and TBC, each of which is also a direct subsidiary of the Company (together, the “Specified Guarantors”) and (iii) by each of the Issuer’s and the Specified Guarantors’ domestic subsidiaries that guarantees the Issuers’ obligations under the credit agreement entered into on June 16, 2016 (the “Credit Agreement”). None of the Company’s foreign subsidiaries or the Securitization Entities guarantee the Subsidiary Senior Unsecured Notes. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type.

Additionally, on June 16, 2016, each of the Issuers, as co-borrowers (the “Borrowers”) entered into the Credit Agreement providing for senior secured credit facilities consisting of a $2.0 billion Term Loan B facility (the “Term Loan B Facility”), a $500 million Term Loan A facility (the “Term Loan A Facility"), and a $1.0 billion revolving facility (undrawn at close) (the “Revolving Facility”), each of which may be increased subject to certain conditions. The term loan facilities are subject to quarterly amortization over the respective terms of the facilities. Interest on any outstanding borrowings under the Credit Agreement is payable at least quarterly.

The Term Loan A Facility is subject to quarterly amortization payments beginning one full fiscal quarter after the first anniversary of the closing date, in an amount equal to 1.25% of the initial principal amount of the facility, in each of the second and third years of the facility; in an amount equal to 1.875% of the initial principal amount of the facility, in the fourth year of the facility; and in an amount equal to 3.75% of the initial principal amount of the facility, in the fifth year of the facility, with the balance payable at maturity on the fifth anniversary of the closing date. The Term Loan B Facility is subject to quarterly amortization payments in an amount equal to 0.25% of the initial principal amount of the facility, with the balance payable at maturity on the seventh anniversary of the closing date.

The interest rate for the Term Loan A Facility and for borrowings under the Revolving Facility ranges from 2.00% to 2.50% plus LIBOR or from 1.00% to 1.50% plus the Base Rate (as defined in the Credit Agreement), at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers, the Specified Guarantors and their restricted subsidiaries, excluding the Taco Bell Securitization Entities (collectively, the “Restricted Group”), with an initial margin of LIBOR plus 2.25% or the Base Rate plus 1.25%. The interest rate for the Term Loan B Facility is either LIBOR plus 2.75% or the Base Rate plus 1.75%, at the Borrowers’ election. Interest on any outstanding borrowings under the Credit Agreement is payable at least quarterly. The Term Loan B Facility matures in June 2023 and the Term Loan A Facility and the Revolving Facility mature in June 2021.

The Credit Agreement is subject to certain mandatory prepayments, including an amount equal to 50% of excess cash flow (as defined in the Credit Agreement) on an annual basis and the proceeds of certain asset sales, casualty events and issuances of indebtedness, subject to customary exceptions and reinvestment rights.

The Credit Agreement includes two financial maintenance covenants which will require the Borrowers to maintain a total leverage ratio of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of earnings before interest, taxes, depreciation, amortization and rental expense minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains financial covenants relating to maintenance of leverage and fixed charge coverage ratios and, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement.

The Subsidiary Senior Unsecured Notes and the Credit Agreement are unconditionally guaranteed by the Company and certain of the Issuers’ principal domestic subsidiaries, none of which are the Securitization Entities. The Credit Agreement is also secured by first priority liens on substantially all assets of the Issuers and each subsidiary guarantor, excluding the stock of certain subsidiaries and certain real property, and subject to other customary exceptions.

We used certain of the net proceeds from the issuances of the Subsidiary Senior Unsecured Notes and the Credit Agreement to repay all outstanding amounts on our existing senior unsecured revolving credit facility (the “Existing Unsecured Revolving Credit Facility”), which had outstanding borrowings of $738 million as of June 11, 2016. Concurrent with this repayment the Existing Unsecured Revolving Credit Facility was terminated. The remaining proceeds will be used by the Company to return capital to shareholders through share repurchases and/or a special dividend and for general corporate purposes.

Note 11 - Fair Value Measurements

As of June 11, 2016 the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair values of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying values. The Company’s Existing Senior Unsecured Notes were estimated to have a fair value of $2.2 billion (Level 2), compared to their carrying value of $2.2 billion as of June 11, 2016. We estimated the fair value of this debt using market quotes and calculations based on market rates. No significant events have impacted the fair value of the Securitization Notes since their issuance on May 11, 2016.

The Company has foreign currency forwards and swaps accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis. Foreign currency forwards and swaps are used to reduce our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany receivables and payables. The fair values of these forwards, swaps and other investments were not material as of June 11, 2016. In addition, certain of the Company's assets such as property, plant and equipment, goodwill and intangible assets, are measured at fair value on a non-recurring basis if determined to be impaired. During the quarter and year to date ended June 11, 2016, we recorded restaurant-level impairment (Level 3) of $35 million and $36 million, respectively. During the quarter and year to date ended June 13, 2015, we recorded restaurant-level impairment (Level 3) of $17 million and $18 million, respectively. The remaining net book value of the assets measured at fair value as of June 11, 2016, subsequent to these impairments, was not significant.

Note 12 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 11, 2016 the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $550 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 11, 2016 was approximately $475 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of June 11, 2016 was not material.

Other Franchise Guarantees

We have provided guarantees of $19 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were $53 million as of June 11, 2016.

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

Beginning on February 22, 2016, the late meal period class claim, the limited rest break class claim, the underpaid meal premium class claim, and the associated statutory “waiting time” penalty claim was tried to a jury. On March 9, 2016, the jury returned verdicts in favor of Taco Bell on the late meal period claim, the limited rest break claim, and the statutory “waiting time” penalty claim. The jury found for the plaintiffs on the underpaid meal premium class claim, awarding approximately $0.5 million. A bench trial was subsequently conducted with respect to the PAGA claims and plaintiffs’ Business & Professions Code §17200 claim. On April 8, 2016, the court returned a verdict in favor of Taco Bell on the PAGA claims and the §17200 claim. In a separate ruling issued the same day, the court also ruled that plaintiffs were entitled to prejudgment interest on the underpaid meal premium class claim, awarding approximately $0.3 million. Taco Bell denies liability as to the underpaid meal premium class claim and has filed a post-trial motion to overturn the verdict. Plaintiffs’ have also filed various post-trial motions and have indicated an intention to appeal the jury and court verdicts. We have provided for a reasonable estimate of the possible loss relating to this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.

On May 16, 2013, a putative class action styled Bernardina Rodriguez v. Taco Bell Corp. was filed in California Superior Court. The plaintiff sought to represent a class of current and former California hourly restaurant employees alleging various violations of California labor laws including failure to provide meal and rest periods, failure to pay hourly wages, failure to provide accurate written wage statements, failure to timely pay all final wages, and unfair or unlawful business practices in violation of California Business & Professions Code §17200. This case appears to be duplicative of the In Re Taco Bell Wage and Hour Actions case described above. Taco Bell removed the case to federal court and, on June 25, 2013, plaintiff filed a first amended complaint to include a claim seeking penalties for alleged violations of PAGA. Taco Bell’s motion to dismiss or stay the action in light of the In Re Taco Bell Wage and Hour Actions case was denied on October 30, 2013. In April 2014 the parties stipulated to address the sufficiency of plaintiff’s legal theory as to her discount meal break claim before conducting full discovery. A hearing on the parties’ cross-summary judgment motions was held on October 22, 2014, and on October 23, 2014, the court granted Taco Bell’s motion for summary judgment on the discount meal break claim and denied plaintiff’s motion. Trial was set for mid-April 2016. Plaintiff ceased to actively pursue this matter and failed to timely file the required pre-trial statement. Subsequently, plaintiff filed a request to dismiss with prejudice all of her remaining claims, which the court approved on March 2, 2016. Plaintiff then filed a notice of appeal concerning the court’s summary judgment ruling. The Ninth Circuit has set a briefing schedule, with plaintiff’s brief currently due on July 27, 2016, and Taco Bell’s answering brief due August 26, 2016.

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

Effective January 2016 our India business was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results were not impacted, we have restated our historical segment information for consistent presentation.

In October 2015 we announced our intent to separate YUM’s China business from YUM into an independent, publicly-traded company. This transaction, which is expected to be a tax-free spin-off of our China business, will create two powerful, independent, focused growth companies with distinct strategies, financial profiles and investment characteristics. The new China entity will become a licensee of YUM in mainland China, with exclusive rights to the KFC, Pizza Hut and Taco Bell concepts. Upon completion of the planned spin-off, which currently has a targeted completion date around October 31, 2016, YUM will become more of a "pure play" franchisor with more stable earnings, higher profit margins, lower capital requirements and stronger cash flow conversion. Consistent with this strategy YUM is targeting at least 96% franchisee ownership of its restaurants by the end of 2017.

We are returning substantial capital to shareholders as part of this planned spin-off, the majority of which is being funded by incremental borrowings. As a result of this recapitalization, which was completed in June 2016 subsequent to our second quarter end, the Company has transitioned to a non-investment grade credit rating with a balance sheet more consistent with highly-levered peer restaurant franchise companies. Moreover, this allows for an ongoing return-of-capital framework that will seek to optimize the Company's long-term growth rate on a per-share basis.

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

•
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") , the Company has provided non-GAAP measurements which present Diluted Earnings Per Share before Special Items and Core Operating Profit. Core Operating Profit excludes Special Items and foreign currency translation and we use Core Operating Profit for the purposes of evaluating performance internally. Special Items are not included in any of our externally reported segment results, and we believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of Diluted Earnings Per Share before Special Items and Core Operating Profit provide additional information to investors to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

All Note references herein refer to the accompanying Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

2016 Growth Model

As communicated in December 2015 (see specific guidance at www.yum.com/investors/financial-information/guidance) we expected Core Operating Profit growth of 10% in 2016, which includes the impact of 2016 having a 53rd week for certain of our businesses (our subsidiaries that report on a monthly basis, including our China Division, do not have a 53rd week). While we currently expect to spin off our China business around October 31, 2016, our targets assume our China business will remain part of YUM through the end of 2016. Full year GAAP Operating profit growth guidance is not provided due to our inability to forecast when gains and losses related to refranchising transactions classified as Special Items will occur, as the timing of these transactions is often outside of our control and the resulting gains and losses are dependent upon future market conditions.

Results of Operations

Summary

For the quarter ended June 11, 2016 GAAP diluted EPS increased 54% to $0.81 per share, and diluted EPS, excluding Special Items, increased 9% to $0.75 per share.

For the year to date ended June 11, 2016 GAAP diluted EPS increased 30% to $1.74 per share, and diluted EPS, excluding Special Items, increased 14% to $1.71 per share.

Quarterly Division highlights:

% Change
	System Sales(a)	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
China Division	+3	Even	+6	+1	+6
KFC Division	+6	+2	+3	Even	+6
Pizza Hut Division	+1	Even	+1	+6	+7
Taco Bell Division	+2	(1)	+3	(1)	(1)
Worldwide	+3	Even	+3	+32	+7

Year to date Division highlights:

% Change
	System Sales(a)	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
China Division	+7	+2	+6	+20	+26
KFC Division	+5	+1	+3	(2)	+5
Pizza Hut Division	+3	+1	+1	+7	+8
Taco Bell Division	+3	Even	+3	+1	+1
Worldwide	+4	+1	+3	+20	+14

(a)	System Sales percentages as shown in tables exclude the impact of foreign currency translation.

Additionally:

•
Foreign currency translation negatively impacted our reported quarterly and year to date Operating Profit by $16 million and $44 million, respectively, which included $7 million and $20 million, respectively, from our China Division.

•	Our effective tax rate for the quarter, excluding Special Items, decreased to 24.6% from 25.6%. Our year to date effective tax rate, excluding Special Items, increased to 24.8% from 24.4%.

Given our strong first-half results and current trends in China, we are raising our 2016 Core Operating Profit growth forecast for YUM to at least 14% versus our original target of 10%. This increase is due to upside versus our original forecast in China, including strong year to date KFC sales, margin and profit growth and a balance of year that will be aided by a change in China's retail tax structure, partially offset by a return to commodity inflation and higher labor costs. Outside of China our three brand divisions remain on track to deliver results consistent with our initial 2016 targets.

Effective May 1, 2016 the Chinese government implemented reform of its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform a 6% output value added tax ("VAT") replaces a 5% Business Tax currently applied to certain restaurant sales. Input VAT is creditable to the aforementioned 6% output VAT. We believe this change will have a material benefit to Yum China restaurant margins balance of year. However, the scale and nature of the reform, along with implementation and transition challenges, make it very difficult to pinpoint the exact magnitude of the impact. For the balance of the year we expect labor and commodity inflation to partially offset this benefit. Given this and our first half outperformance, our current guidance for full-year China restaurant margins is now at least 17% versus 16% previously.

Worldwide

The Consolidated Results of Operations for the quarters ended June 11, 2016 and June 13, 2015 are presented below:

	Quarter ended				Year to date
	2016	2015	% B/(W)		2016	2015	% B/(W)
Company sales	$2,554	$2,659	(4)		$4,719	$4,838	(2)
Franchise and license fees and income	454	446	2		908	889	2
Total revenues	$3,008	$3,105	(3)		$5,627	$5,727	(2)

Restaurant profit	$408	$411	(1)		$841	$793	6
Restaurant margin %	16.0%	15.5%	0.5	ppts.	17.8%	16.4%	1.4	ppts.

General and administrative ("G&A") expenses	$365	$353	(3)		$651	$648	(1)
Franchise and license expenses	50	47	(8)		98	81	(20)
Closures and impairment (income) expenses	37	24	(60)		40	27	(52)
Refranchising (gain) loss	(53)	68	NM		(60)	58	NM
Other (income) expense	(28)	(6)	NM		(35)	(9)	NM
Operating Profit	$491	$371	32		$1,055	$877	20
Operating margin %	16.3%	12.0%	4.3	ppts.	18.8%	15.3%	3.5	ppts.

Interest expense, net	$40	$33	(22)		77	67	(15)
Income tax provision	116	102	(13)		248	213	(16)
Effective Tax Rate	25.8%	30.4%	4.6	ppts.	25.4%	26.3%	0.9	ppts.

Net Income – including noncontrolling interests	$335	$236	42		$730	$597	22
Net Income (loss) – noncontrolling interests	(4)	1	NM		—	—	NM
Net Income – YUM! Brands, Inc.	$339	$235	44		$730	$597	22

Diluted earnings per share (a)	$0.81	$0.53	54		$1.74	$1.34	30
Diluted earnings per share before Special Items (a)	$0.75	$0.69	9		$1.71	$1.50	14

(a)	See Note 2 for the number of shares used in this calculation.

	Quarter ended			Year to date
	2016	2015		2016	2015
System Sales Growth, reported	—%	(2)%		1%	(1)%
System Sales Growth, excluding FX	3%	3%		4%	4%

Unit Count	6/11/2016	6/13/2015	% Increase (Decrease)
Franchise & License	33,186	32,190	3
Company-owned	8,896	8,785	1
Unconsolidated Affiliates	811	773	5
	42,893	41,748	3

Reconciliation of Non-GAAP Measurements to GAAP Results

	Quarter ended		Year to date
Detail of Special Items	2016	2015	2016	2015
Costs associated with the planned spin-off of the China business and YUM recapitalization (See Note 4)	$(10)	$—	$(19)	$—
Costs associated with KFC U.S. Acceleration Agreement (See Note 4)	(8)	(8)	(17)	(10)
Refranchising initiatives(a)	53	(72)	56	(65)
Other Special Items Income (Expense)	(6)	2	(6)	2
Total Special Items Income (Expense)	29	(78)	14	(73)
Tax Benefit (Expense) on Special Items(b)	$(13)	$3	$(9)	$1
Special Items Income (Expense), net of tax - including noncontrolling interests	$16	$(75)	5	(72)
Special Items Income (Expense), net of tax - noncontrolling interests (See Note 6)	(8)	—	(8)	—
Special Items Income (Expense), net of tax - YUM! Brands, Inc.	$24	$(75)	$13	$(72)
Average diluted shares outstanding	417	445	420	446
Special Items diluted EPS	$0.06	$(0.16)	$0.03	$(0.16)

Reconciliation of Core Operating Profit to GAAP Operating Profit
Core Operating Profit	$478	$449	$1,085	$950
Special Items Income (Expense)	29	(78)	14	(73)
Foreign Currency Impact on Operating Profit	(16)	N/A	(44)	N/A
GAAP Operating Profit	$491	$371	$1,055	$877

Reconciliation of EPS Before Special Items to GAAP EPS
Diluted EPS before Special Items	$0.75	$0.69	$1.71	$1.50
Special Items EPS	0.06	(0.16)	0.03	(0.16)
GAAP EPS	$0.81	$0.53	$1.74	$1.34

Reconciliation of Effective Tax Rate Before Special Items to GAAP Effective Tax Rate
Effective Tax Rate before Special Items	24.6%	25.6%	24.8%	24.4%
Impact on Tax Rate as a result of Special Items(b)	1.2%	4.8%	0.6%	1.9%
GAAP Effective Tax Rate	25.8%	30.4%	25.4%	26.3%

(a)
We have historically recorded refranchising gains and losses in the U.S. as Special Items due to the scope of our refranchising program and the volatility in associated gains and losses. Beginning in 2016, we are also including all international refranchising gains and losses, excluding China, in Special Items. The inclusion in Special Items of these additional international refranchising gains and losses is the result of the anticipated size and volatility of refranchising initiatives outside the U.S. that will take place in connection with our previously announced plans to increase franchise ownership of our global restaurants to at least 96% by the end of 2017. International refranchising gains and losses in the quarter and year to date ended June 13, 2015 previously not included in Special Items were not significant and have not been reclassified into Special Items. (See Note 4)

(b)	The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

China Division

The China Division has 7,246 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut Casual Dining restaurants and accelerated the development of Pizza Hut Home Service (home delivery). Our original 2016 targets for the China Division included same-store sales growth of 2%-3%, at least 425 net new units and Operating Profit growth of 10%, excluding the impact of foreign currency translation. Given our strong year to date KFC sales, margin and profit growth and a balance of year that will be aided by the change in China's retail tax structure effective May 1, 2016, partially offset by a return to commodity inflation and higher labor costs, we believe 2016 operating profit growth will be greater than originally expected. Additionally, we are reallocating our capital to increase our pace of remodels in China to nearly 800 in 2016, up from our previous target of 550. At the same time we are reducing both our gross and net new unit forecasts for the year by around 50 to 100 openings versus our original expectations. This is primarily due to fewer new Pizza Hut Casual Dining unit openings this year.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2016	2015	Reported		Ex FX		2016	2015	Reported		Ex FX
Company sales	$1,558	$1,608	(3)		1		$2,836	$2,843	—		5
Franchise and license fees and income	30	28	7		12		55	49	12		18
Total revenues	$1,588	$1,636	(3)		2		$2,891	$2,892	—		5

Restaurant profit	$243	$234	4		9		$529	$467	13		19
Restaurant margin %	15.7%	14.6%	1.1	ppts.	1.1	ppts.	18.7%	16.4%	2.3	ppts.	2.3	ppts.

G&A expenses	$102	$100	(2)		(6)		$168	$168	—		(4)
Operating Profit	$147	$144	1		6		$403	$334	20		26
Operating margin %	9.2%	8.8%	0.4	ppts.	0.4	ppts.	13.9%	11.6%	2.3	ppts.	2.3	ppts.

	Quarter ended		Year to date
	2016	2015	2016	2015
System Sales Growth, reported	(1)%	(4)%	2%	(6)%
System Sales Growth, excluding FX	3%	(4)%	7%	(5)%
Same-Store Sales Growth %	—%	(10)%	2%	(11)%

			% Increase (Decrease)
Unit Count	6/11/2016	6/13/2015
Company-owned	5,800	5,520	5
Unconsolidated Affiliates	811	773	5
Franchise & License	635	560	13
	7,246	6,853	6

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$1,608	$45	$(22)	$(73)	$1,558
Cost of sales	(515)	(10)	42	21	(462)
Cost of labor	(333)	(12)	(13)	16	(342)
Occupancy and other	(526)	(14)	5	24	(511)
Company restaurant expenses	$(1,374)	$(36)	$34	$61	$(1,315)
Restaurant profit	$234	$9	$12	$(12)	$243

	Year to date
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$2,843	$93	$38	$(138)	$2,836
Cost of sales	(907)	(22)	41	41	(847)
Cost of labor	(577)	(22)	(17)	29	(587)
Occupancy and other	(892)	(27)	3	43	(873)
Company restaurant expenses	$(2,376)	$(71)	$27	$113	$(2,307)
Restaurant profit	$467	$22	$65	$(25)	$529

The increase in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Company same-store sales declined 1% for the quarter. Significant other factors impacting Restaurant profit were the favorable impact of pricing and promotional mix, favorability due to retail tax structure reform (primarily in cost of sales) and commodity deflation of 2%, partially offset by transaction declines and wage inflation of 8%.

The year to date increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 1%, commodity deflation of 2% and the impact of retail tax structure reform (primarily in cost of sales) partially offset by wage inflation of 7%.

Franchise and License Fees and Income

The quarterly and year to date increases in Franchise and license fees and income, excluding the impact of foreign currency translation, were driven by refranchising, franchise same-store sales growth of 4% and 8% for the quarter and year to date, respectively, and net new unit growth.

G&A Expenses

The quarterly and year to date increases in G&A expenses, excluding the impact of foreign currency translation, were driven by wage inflation, increased headcount and higher incentive compensation.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by net new unit growth and lower restaurant operating costs, including the favorable impact of the retail tax structure reform, partially offset by higher restaurant impairment charges.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by the impact of same-store sales growth, net new unit growth and lower restaurant operating costs, including the favorable impact of the retail tax structure reform, partially offset by higher restaurant impairment charges. Additionally leap year added an extra day in 2016 and resulted in incremental Operating Profit of $6 million.

KFC Division

The KFC Division has 15,003 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 40% of both the Division’s units and profits, respectively, as of the end of 2015. Additionally, 90% of the KFC Division units were operated by franchisees and licensees as of the end of 2015. Our 2016 targets for the KFC Division include same-store sales growth of 3%, at least 475 net new international units and Operating Profit growth of 11%, excluding the impact of foreign currency translation and including the impact of a 53rd week.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2016	2015	Reported		Ex FX		2016	2015	Reported		Ex FX
Company sales	$518	$535	(3)		3		$948	$999	(5)		3
Franchise and license fees and income	194	191	1		5		389	389	—		6
Total revenues	$712	$726	(2)		4		$1,337	$1,388	(4)		3

Restaurant profit	$75	$78	(3)		3		$139	$145	(4)		4
Restaurant margin %	14.5%	14.5%	—	ppts.	—	ppts.	14.7%	14.5%	0.2	ppts.	0.1	ppts.

G&A expenses	$94	$97	4		—		$170	$179	5		—
Operating Profit	$149	$149	—		6		$309	$315	(2)		5
Operating margin %	21.0%	20.5%	0.5	ppts.	0.5	ppts.	23.1%	22.7%	0.4	ppts.	0.3	ppts.

	Quarter ended		Year to date
	2016	2015	2016	2015
System Sales Growth, reported	1%	(4)%	(1)%	(2)%
System Sales Growth, excluding FX	6%	6%	5%	7%
Same-Store Sales Growth %	2%	2%	1%	3%

			% Increase (Decrease)
Unit Count	6/11/2016	6/13/2015
Franchise & License	13,502	13,088	3
Company-owned	1,501	1,531	(2)
	15,003	14,619	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$535	$7	$9	$(33)	$518
Cost of sales	(183)	(3)	(3)	13	(176)
Cost of labor	(123)	(1)	(4)	6	(122)
Occupancy and other	(151)	—	(3)	9	(145)
Company restaurant expenses	$(457)	$(4)	$(10)	$28	$(443)
Restaurant profit	$78	$3	$(1)	$(5)	$75

	Year to date
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$999	$15	$12	$(78)	$948
Cost of sales	(344)	(6)	—	29	(321)
Cost of labor	(230)	(4)	(7)	16	(225)
Occupancy and other	(280)	(1)	(4)	22	(263)
Company restaurant expenses	$(854)	$(11)	$(11)	$67	$(809)
Restaurant profit	$145	$4	$1	$(11)	$139

The increase in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by net new unit growth partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were higher commodity costs and wage inflation, partially offset by company same-store sales growth of 1%.

The year to date increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 1%, partially offset by wage inflation.

Franchise and License Fees and Income

The quarterly and year to date increases in Franchise and license fees and income, excluding the impact of foreign currency translation, were driven by net new unit growth, franchise and license same-store sales growth of 2% and 1% for the quarter and year to date, respectively, and refranchising.

G&A Expenses

G&A expenses, excluding the impact of foreign currency translation, were even with prior year for both the quarter and year to date. Higher compensation costs due to increased headcount and wage inflation in international markets were offset by lower pension costs in the U.S.

Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impact of foreign currency translation, were driven by net new unit and same-store sales growth, partially offset by higher restaurant operating costs and advertising contributions associated with the KFC U.S. Acceleration Agreement.

Pizza Hut Division

The Pizza Hut Division has 14,176 units, approximately 55% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately 20% of both units and profits for the Division as of the end of 2015. Additionally, 95% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2015. Our 2016 targets for the Pizza Hut Division include same-store sales growth of 3%, at least 325 net new international units and Operating Profit growth of 7%, excluding the impact of foreign currency translation and including the impact of a 53rd week.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2016	2015	Reported		Ex FX		2016	2015	Reported		Ex FX
Company sales	$125	$145	(14)		(12)		$257	$289	(11)		(9)
Franchise and license fees and income	121	121	1		3		254	249	2		4
Total revenues	$246	$266	(7)		(5)		$511	$538	(5)		(3)

Restaurant profit	$11	$14	(19)		(20)		$26	$31	(15)		(16)
Restaurant margin %	9.4%	9.9%	(0.5)	ppts.	(0.9)	ppts.	10.3%	10.8%	(0.5)	ppts.	(0.9)	ppts.

G&A expenses	$56	$63	9		7		$106	$120	11		8
Operating Profit	$64	$60	6		7		$151	$141	7		8
Operating margin %	25.8%	22.5%	3.3	ppts.	3.0	ppts.	29.5%	26.2%	3.3	ppts.	2.9	ppts.

	Quarter ended		Year to date
	2016	2015	2016	2015
System Sales Growth, reported	—%	(3)%	—%	(2)%
System Sales Growth, excluding FX	1%	2%	3%	2%
Same-Store Sales Growth %	—%	—%	1%	—%

			% Increase (Decrease)
Unit Count	6/11/2016	6/13/2015
Franchise & License	13,490	13,212	2
Company-owned	686	801	(14)
	14,176	14,013	1

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$145	$(22)	$5	$(3)	$125
Cost of sales	(40)	6	(2)	1	(35)
Cost of labor	(45)	7	(2)	1	(39)
Occupancy and other	(46)	6	(1)	1	(40)
Company restaurant expenses	$(131)	$19	$(5)	$3	$(114)
Restaurant profit	$14	$(3)	$—	$—	$11

	Year to date
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$289	$(35)	$9	$(6)	$257
Cost of sales	(80)	10	(3)	2	(71)
Cost of labor	(89)	11	(4)	2	(80)
Occupancy and other	(89)	10	(3)	2	(80)
Company restaurant expenses	$(258)	$31	$(10)	$6	$(231)
Restaurant profit	$31	$(4)	$(1)	$—	$26

The quarterly and year to date decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were wage rate inflation, partially offset by both quarterly and year to date company same-stores sales growth of 4%.

Franchise and License Fees and Income

The quarterly increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by refranchising. Franchise and license same-store sales were even for the quarter and increased 1% for the year to date.

G&A Expenses

The decrease in G&A expenses for the quarter, excluding the impact of foreign currency translation, was driven by lower U.S. pension costs.

The year to date decrease in G&A expenses, excluding the impact of foreign currency translation, was driven by lower U.S. pension costs and lapping prior year litigation costs.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by lower G&A expenses, partially offset by higher restaurant operating costs.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by lower G&A expenses and same-store sales growth, partially offset by higher restaurant operating costs.

Taco Bell Division

The Taco Bell Division has 6,468 units, the vast majority of which are in the U.S. The Company owns 15% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. Our 2016 targets for the Taco Bell Division include same-store sales growth of 3%, at least 225 net new units and Operating Profit growth of 9%, including the impact of a 53rd week.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2016	2015	Reported		Ex FX		2016	2015	Reported		Ex FX
Company sales	$353	$371	(5)		(5)		$678	$707	(4)		(4)
Franchise and license fees and income	110	106	4		4		211	202	5		5
Total revenues	$463	$477	(3)		(3)		$889	$909	(2)		(2)

Restaurant profit	$79	$85	(7)		(7)		$147	$150	(3)		(3)
Restaurant margin %	22.3%	22.9%	(0.6)	ppts.	(0.7)	ppts.	21.6%	21.3%	0.3	ppts.	0.3	ppts.

G&A expenses	$45	$47	5		5		$91	$91	—		(1)
Operating Profit	$139	$140	(1)		(1)		$258	$254	1		1
Operating margin %	29.9%	29.3%	0.6	ppts.	0.6	ppts.	29.0%	28.0%	1.0	ppts.	1.0	ppts.

	Quarter ended		Year to date
	2016	2015	2016	2015
System Sales Growth, reported	2%	9%	3%	9%
System Sales Growth, excluding FX	2%	9%	3%	9%
Same-Store Sales Growth %	(1)%	6%	—%	6%

			% Increase (Decrease)
Unit Count	6/11/2016	6/13/2015
Franchise & License	5,559	5,330	4
Company-owned	909	933	(3)
	6,468	6,263	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	2016
Company sales	$371	$(10)	$(8)	$353
Cost of sales	(103)	3	9	(91)
Cost of labor	(101)	3	(2)	(100)
Occupancy and other	(82)	2	(3)	(83)
Company restaurant expense	$(286)	$8	$4	$(274)
Restaurant profit	$85	$(2)	$(4)	$79

	Year to date
Income / (Expense)	2015	Store Portfolio Actions	Other	2016
Company sales	$707	$(20)	$(9)	$678
Cost of sales	(198)	6	18	(174)
Cost of labor	(199)	6	(4)	(197)
Occupancy and other	(160)	5	(5)	(160)
Company restaurant expense	$(557)	$17	$9	$(531)
Restaurant profit	$150	$(3)	$—	$147

The decrease in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Company same-store sales decreased 2% for the quarter. Significant other factors impacting Restaurant profit were higher labor costs and store-level investments, partially offset by favorable commodity costs.

The year to date decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Year to date Company same-store sales decreased 1%. Significant other factors impacting Restaurant profit were favorable commodity costs and the favorable impact of pricing, offset by transaction declines and higher labor costs.

Franchise and License Fees and Income

The quarterly and year to date increases in Franchise and license fees and income were driven by net new unit growth and refranchising. Franchise and license same-store sales decreased 1% for the quarter and were flat for the year to date.

G&A Expenses

The decrease in G&A expenses for the quarter was driven by lower U.S. pension costs.

The year to date increase in G&A expenses, excluding the impact of foreign currency translation, was driven by wage inflation, higher headcount and higher legal fees, partially offset by lower U.S. pension costs.

Operating Profit

The decrease in Operating Profit for the quarter was driven by higher restaurant operating costs and refranchising, partially offset by net new unit growth.

The year to date increase in Operating Profit was driven by net new unit growth, partially offset by refranchising.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2016	2015	% B/(W)		2016	2015	% B/(W)
Corporate G&A expenses	$(68)	$(46)	(46)		$(116)	$(90)	(28)
Unallocated franchise and license fees and income	(1)	—	NM		(1)	—	NM
Unallocated franchise and license expenses	(7)	(8)	17		(16)	(10)	(55)
Unallocated refranchising gain (loss) (See Note 4)	53	(68)	NM		60	(58)	NM
Other unallocated	15	—	NM		7	(9)	NM
Interest expense, net	(40)	(33)	(22)		(77)	(67)	(15)
Income tax provision (See Note 7)	(116)	(102)	(13)		(248)	(213)	(16)
Effective tax rate (See Note 7)	25.8%	30.4%	4.6	ppts.	25.4%	26.3%	0.9	ppts.

Corporate G&A Expenses

The quarterly and year to date increases in Corporate G&A expenses were driven by costs associated with the planned spin-off of the China business and YUM recapitalization (See Note 4) and higher other professional fees, partially offset by lower pension costs.

Unallocated Franchise and License Fees and Income

Unallocated Franchise and License fees and income reflects charges related to the KFC U.S. acceleration agreement. See Note 4.

Unallocated Franchise and License Expenses

Unallocated Franchise and License expenses reflect charges related to the KFC U.S. acceleration agreement. See Note 4.

Other Unallocated

Other unallocated primarily includes foreign exchange gains and losses.

Interest Expense, Net

The quarterly and year to date increases in Interest expense, net were driven by increased outstanding borrowings. (See Note 10).

Consolidated Cash Flows

Net cash provided by operating activities was $896 million in 2016 versus $947 million in 2015. The decrease was largely driven by an increase in restricted cash primarily due to requirements related to the Securitization Notes. See Note 10.

Net cash used in investing activities was $288 million in 2016 versus $352 million in 2015. The decrease was primarily driven by higher refranchising proceeds.

Net cash used in financing activities was $538 million in 2016 versus $576 million in 2015. The decrease was primarily driven by higher proceeds from net borrowings, partially offset by higher share repurchases.

Consolidated Financial Condition

During the quarter ended June 11, 2016 we issued $2.3 billion in Securitization Notes. Also during the quarter we repaid $300 million in Existing Senior Unsecured Notes and we repaid and terminated the Bridge Facility, which had $600 million of outstanding borrowings as of December 26, 2015. See Note 10.

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

Our balance sheet often reflects a working capital deficit, which is not uncommon in our industry and is also historically common for YUM. Company sales are paid for in cash or by credit card (which is quickly converted into cash) and our royalty receivables from franchisees and licensees are generally due within 30 days of the period in which the related sales occur. Substantial amounts of cash received are invested in new restaurant assets which are non-current in nature or returned to shareholders. As part of our working capital strategy, we negotiate favorable credit terms with vendors and our on-hand inventory turns faster than the related short-term liabilities as a result. Accordingly, it is not unusual for current liabilities to exceed current assets. We believe such a deficit has no significant impact on our liquidity or operations.

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

We intend to spin-off our China business from YUM into an independent, publicly-traded company around October 31, 2016. Upon completion of the planned spin-off, YUM will become more of a “pure play” franchisor with more stable earnings, higher profit margins, lower capital requirements and stronger cash flow conversion. As part of this transition we are returning $6.2 billion in capital to our shareholders in connection with the separation of our China business. Since we announced our intention to separate the China business we have repurchased 34 million shares for $2.5 billion through June 11, 2016, of which 22 million shares were repurchased for $1.7 billion during the year to date ended June 11, 2016. As of the date of filing we have repurchased 33 million shares for $2.5 billion during 2016.

This return of capital is being funded primarily through incremental borrowings as we optimize our capital structure. We anticipate having a total company-wide leverage of approximately five times earnings before interest, taxes, depreciation and amortization subsequent to the spin-off of our China business.

We began returning this capital by increasing our rate of share repurchases in October 2015. In December 2015, we entered into a $1.5 billion Bridge Facility to help fund these share repurchases. In March 2016, we amended the Bridge Facility to increase the total amount available for borrowing to $2.0 billion, of which the full amount was drawn down and outstanding as of March 19, 2016.

Securitization Notes. In May 2016, Taco Bell Funding, LLC, a newly formed special purpose subsidiary of the Company, issued an aggregate of $2.3 billion of fixed rate senior secured notes (“Class A-2 Notes”). In connection with the issuance of the Class A-2 Notes, Taco Bell Funding, LLC also issued variable rate notes (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Securitization Notes”) pursuant to a new revolving financing facility, which allows for the borrowing of up to $100 million and the issuance of letters of credit.

The Company used certain of the proceeds from the sale of the Class A-2 Notes to pay down the entire outstanding balance of $2.0 billion of its Bridge Facility, at which time the Bridge Facility was terminated, as well as to pay related fees and expenses and fund certain accounts related to the Securitization Notes. The remaining proceeds of the Securitization Notes were used to return capital to shareholders through share repurchases and for general corporate purposes.

Subsidiary Senior Unsecured Notes. Subsequent to the end of our second quarter, on June 16, 2016, three wholly-owned subsidiaries of the Company, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC (collectively, the “Issuers”), issued an aggregate of $1.05 billion Senior Unsecured Notes due 2024 and an aggregate of $1.05 billion Senior Unsecured Notes due 2026 (together, the “Subsidiary Senior Unsecured Notes”).

Credit Agreement. On June 16, 2016, each of the Issuers, as co-borrowers entered into a new credit agreement (the “Credit Agreement”) providing for (i) a $2.0 billion Term Loan B facility (the “Term Loan B Facility”), (ii) a $500 million Term Loan A facility (the “Term Loan A Facility”) and (iii) a $1.0 billion revolving facility (undrawn at close) (the “Revolving Facility”), each of which may be increased subject to certain conditions.

We used certain of the proceeds from the Subsidiary Senior Unsecured Notes and the Term Loan A Facility and the Term Loan B Facility to repay all outstanding amounts under our senior unsecured revolving credit facility (the “Existing Senior Unsecured Credit Facility”) which had outstanding borrowings of $738 million as of June 11, 2016. Concurrent with this repayment the Existing Senior Unsecured Credit Facility was terminated. The remaining proceeds will be used to return capital to shareholders through share repurchases and/or a special dividend and for general corporate purposes.

The majority of our remaining long-term debt primarily comprises Existing Senior Unsecured Notes with varying maturity dates from 2018 through 2043 and stated interest rates ranging from 3.75% to 6.88%. The notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under Existing Senior Unsecured Notes were $2.2 billion at June 11, 2016. Our Existing Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the Existing Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice. We were in compliance with all of our debt covenant requirements at June 11, 2016.

As a result of issuing the Securitization Notes and the Subsidiary Senior Unsecured Notes as well as executing the Credit Agreement we have completed our recapitalization plan. While we are still determining how much of the new borrowings will ultimately pay fixed versus variable rate interest, we currently expect annualized interest expense between $425 million and $440 million.

See Note 10 for details on the issuance of the Securitization Notes, Subsidiary Senior Unsecured Notes and the Credit Agreement.

During the year to date ended June 11, 2016 we invested $343 million in capital spending, including $171 million in China, $77 million in the KFC Division, $35 million in the Pizza Hut Division and $55 million in the Taco Bell Division.

During the year to date ended June 11, 2016 we paid cash dividends of $379 million in addition to the returns of capital to shareholders noted above. Additionally, on May 20, 2016 our Board of Directors approved a cash dividend of $0.46 per share of Common Stock, to be distributed on August 5, 2016 to shareholders of record at the close of business on July 15, 2016.

Recently Adopted Accounting Pronouncements and New Accounting Pronouncements Not Yet Adopted

See Note 1 for details of recently adopted accounting pronouncements.

In May 2014 the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. In July, 2015 the FASB approved a one-year deferral of the effective date of the new revenue standard. ASU 2014-09 is now effective for the Company in our first quarter of fiscal 2018 with early adoption permitted in the first quarter of 2017. The standard allows for either a full retrospective or modified retrospective transition method. In March and April, 2016 the FASB issued the following amendments to clarify the implementation guidance: ASU No. 2016-08,

Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. We do not believe these standards will impact our recognition of revenue from company-owned restaurants or our recognition of continuing fees from franchisees or licensees, which are based on a percentage of franchise and license sales. We are continuing to evaluate the impact the adoption of these standards will have on the recognition of other less significant revenue transactions such as initial fees from franchisees and refranchising of company-owned restaurants.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company in our first quarter of fiscal 2017 with early adoption permitted. Upon adoption of this standard, excess tax benefits associated with share-based compensation, which are currently recognized within Common Stock, will be reflected within the income tax provision in our Condensed Consolidated Statements of Income. Additionally, our Condensed Consolidated Statements of Cash Flows will present such excess tax benefits, which are currently presented as a financing activity, as an operating activity. The impact of adopting this standard on our consolidated financial statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in our first quarter of fiscal 2020 with early adoption permitted beginning in the first quarter of fiscal 2019. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 11, 2016 to the disclosures made in Item 7A of the Company’s 2015 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 11, 2016.

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
We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of June 11, 2016, the related condensed consolidated statements of income and comprehensive income for each of the quarters and the year-to-date periods ended June 11, 2016 and June 13, 2015, and the related condensed consolidated statement of cash flows for the year-to-date periods ended June 11, 2016 and June 13, 2015. These condensed consolidated financial statements are the responsibility of YUM’s management.
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
July 18, 2016

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 12 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Except for the risks related to issuance of new debt discussed below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2015.

The Company has a substantial amount of debt outstanding, which makes us more sensitive to the effects of economic downturns and could adversely affect our business.

In late 2015, we announced that we intended to return approximately $6.2 billion of capital to shareholders in connection with the planned separation of our China business through share repurchases and/or a special dividend. To finance that return of capital, we have incurred substantial additional indebtedness through the issuance of senior unsecured notes, borrowings under senior secured credit facilities, and the issuance of notes pursuant to a securitization transaction. In connection with the senior secured credit facilities and the securitization, liens have been granted on substantially all of the assets of the material subsidiaries of the Company, excluding the stock of certain subsidiaries and certain real property and subject to other customary exceptions. As a result of these transactions, we have a total of approximately $9.2 billion of indebtedness outstanding as of the date of this filing, of which $5.3 billion was outstanding as of the end of our second quarter. Subject to certain limitations, the terms of our existing indebtedness permit us to incur additional debt. Therefore, despite our current level of indebtedness, we may incur additional indebtedness in the future and become even more leveraged.

The level and terms of our debt and any further increase in our leverage could have important potential consequences, including, but not limited to:

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

•	increasing our exposure to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world while our debt is denominated in U.S. dollars.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 11, 2016 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
3/20/16-4/16/16	—	N/A	—	$508

4/17/16-5/14/16	1,531	$81.63	1,531	$383

5/15/16-6/11/16	7,488	$82.05	7,488	$3,697
Total	9,019	$81.98	9,019	$3,697

On December 8, 2015 we announced that our Board of Directors authorized share repurchases through December 2016 of up to $1.0 billion (excluding applicable transaction fees) of our outstanding Common Stock. On March 4, 2016 our Board of Directors authorized additional share repurchases through December 2016 of up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. On May 20, 2016 our Board of Directors authorized share repurchases through December 2016 of up to $4.2 billion (excluding applicable transaction fees) of our outstanding Common Stock. This authorization superseded all previous authorizations. For the quarter ended June 11, 2016, all share repurchases were made under these authorizations.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

Exhibit 4.1
Credit Agreement, dated as of June 16, 2016, by and among Pizza Hut Holdings, LLC, KFC Holding Co., and Taco Bell of America, LLC, as the borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Fifth Third Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, The Bank of Nova Scotia, Cooperatieve Rabobank U.A., New York Branch, and Industrial and Commercial Bank of China Limited, New York Branch, as Co-Documentation Agents and Co-Managers.

Exhibit 4.2
Indenture, dated as of June 16, 2016, by and among the Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on June 21, 2016.

Exhibit 4.3
Base Indenture, dated as of May 11, 2016, between the Issuer and Citibank, N.A., as trustee and securities intermediary, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 16, 2016.

Exhibit 4.4
Series 2016-1 Supplement to Base Indenture dated as of May 11, 2016, by and between the Issuer and Citibank, N.A. as Trustee and Series 2016-1 securities intermediary, , which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 16, 2016.

Exhibit 10.1
Guarantee and Collateral Agreement, dated as of May 11, 2016, by Franchise Holder, Taco Bell Franchisor, IP Holder and Franchisor Holdco in favor of the Trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 16, 2016.

Exhibit 10.2
Management Agreement, dated as of May 11, 2016, among the Issuer, Franchise Holder, Taco Bell Franchisor, IP Holder, Franchisor Holdco, the Trustee and TBC, as manager, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 16, 2016.

	Exhibit 10.31†	Letter of Understanding dated June 6, 2016 by and between the Company and David C. Novak as filed herewith.

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	July 18, 2016	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)