Form 10-Q
period 2016-09-03
YUM BRANDS INC
filed 2016-10-11
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 3, 2016

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

 The number of shares outstanding of the Registrant’s Common Stock as of October 7, 2016 was 367,005,511 million shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/3/2016	9/5/2015	9/3/2016	9/5/2015
Company sales	$2,841	$2,968	$7,560	$7,806
Franchise and license fees and income	475	459	1,383	1,348
Total revenues	3,316	3,427	8,943	9,154
Costs and Expenses, Net
Company restaurant expenses
Food and paper	817	933	2,230	2,462
Payroll and employee benefits	638	625	1,727	1,720
Occupancy and other operating expenses	816	871	2,192	2,292
Company restaurant expenses	2,271	2,429	6,149	6,474
General and administrative expenses	377	328	1,028	976
Franchise and license expenses	47	65	145	146
Closures and impairment (income) expenses	7	3	47	30
Refranchising (gain) loss	(25)	2	(85)	60
Other (income) expense	(15)	(3)	(50)	(12)
Total costs and expenses, net	2,662	2,824	7,234	7,674
Operating Profit	654	603	1,709	1,480
Interest expense, net	87	32	164	99
Income Before Income Taxes	567	571	1,545	1,381
Income tax (benefit) provision	(65)	145	183	358
Net income – including noncontrolling interests	632	426	1,362	1,023
Net income – noncontrolling interests	10	5	10	5
Net Income – YUM! Brands, Inc.	$622	$421	$1,352	$1,018

Basic Earnings Per Common Share	$1.59	$0.97	$3.33	$2.33

Diluted Earnings Per Common Share	$1.56	$0.95	$3.28	$2.29

Dividends Declared Per Common Share	$—	$—	$0.92	$0.82

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/3/2016	9/5/2015	9/3/2016	9/5/2015

Net Income - including noncontrolling interests	$632	$426	$1,362	$1,023
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(61)	(122)	(97)	(174)
Reclassification of adjustments and (gains) losses into Net Income	—	12	—	80
	(61)	(110)	(97)	(94)
Tax (expense) benefit	—	1	4	1
	(61)	(109)	(93)	(93)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	(3)	—	(1)
Reclassification of (gains) losses into Net Income	2	11	8	34
	2	8	8	33
Tax (expense) benefit	(1)	(3)	(3)	(12)
	1	5	5	21
Changes in derivative instruments
Unrealized gains (losses) arising during the period	11	8	(20)	20
Reclassification of (gains) losses into Net Income	(12)	(10)	21	(22)
	(1)	(2)	1	(2)
Tax (expense) benefit	1	—	1	—
	—	(2)	2	(2)
Other comprehensive income (loss), net of tax	(60)	(106)	(86)	(74)
Comprehensive Income - including noncontrolling interests	572	320	1,276	949
Comprehensive Income - noncontrolling interests	8	4	9	3
Comprehensive Income - YUM! Brands, Inc.	$564	$316	$1,267	$946

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/3/2016	9/5/2015
Cash Flows – Operating Activities
Net Income – including noncontrolling interests	$1,362	$1,023
Depreciation and amortization	489	505
Closures and impairment (income) expenses	47	30
Refranchising (gain) loss	(85)	60
Contributions to defined benefit pension plans	(4)	(83)
Deferred income taxes	(215)	(42)
Equity income from investments in unconsolidated affiliates	(44)	(31)
Distributions of income received from unconsolidated affiliates	18	9
Excess tax benefits from share-based compensation	(66)	(46)
Share-based compensation expense	41	40
Changes in accounts and notes receivable	(31)	(15)
Changes in inventories	(32)	62
Changes in prepaid expenses and other current assets	5	(27)
Changes in accounts payable and other current liabilities	146	201
Changes in income taxes payable	41	111
Changes in restricted cash	(82)	(4)
Other, net	(48)	24
Net Cash Provided by Operating Activities	1,542	1,817

Cash Flows – Investing Activities
Capital spending	(546)	(642)
Proceeds from refranchising of restaurants	165	72
Other, net	35	48
Net Cash Used in Investing Activities	(346)	(522)

Cash Flows – Financing Activities
Proceeds from long-term debt	6,900	—
Repayments of long-term debt	(308)	(10)
Short-term borrowings by original maturity
More than three months - proceeds	1,400	—
More than three months - payments	(2,000)	—
Three months or less, net	—	—
Revolving credit facilities, three months or less, net	(701)	(116)
Repurchase shares of Common Stock	(3,652)	(370)
Excess tax benefits from share-based compensation	66	46
Dividends paid on Common Stock	(559)	(532)
Debt issuance costs	(86)	—
Other, net	(77)	(37)
Net Cash Provided by (Used in) Financing Activities	983	(1,019)
Effect of Exchange Rates on Cash and Cash Equivalents	(31)	7
Net Increase in Cash and Cash Equivalents	2,148	283
Cash and Cash Equivalents - Beginning of Period	737	578
Cash and Cash Equivalents - End of Period	$2,885	$861

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited)
	9/3/2016	12/26/2015
ASSETS
Current Assets
Cash and cash equivalents	$2,885	$737
Accounts and notes receivable, net	440	377
Inventories	255	229
Prepaid expenses and other current assets	287	241
Advertising cooperative assets, restricted	136	103
Total Current Assets	4,003	1,687

Property, plant and equipment, net	4,010	4,189
Goodwill	635	656
Intangible assets, net	258	271
Investments in unconsolidated affiliates	64	61
Other assets	562	521
Deferred income taxes	900	676
Total Assets	$10,432	$8,061

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities	$2,058	$1,985
Income taxes payable	57	77
Short-term borrowings	48	922
Advertising cooperative liabilities	136	103
Total Current Liabilities	2,299	3,087

Long-term debt	9,119	3,041
Other liabilities and deferred credits	844	958
Total Liabilities	12,262	7,086

Redeemable noncontrolling interest	—	6

Shareholders’ Equity (Deficit)
Common Stock, no par value, 750 shares authorized; 376 and 420 shares issued in 2016 and 2015, respectively	—	—
Retained earnings (Accumulated deficit)	(1,572)	1,150
Accumulated other comprehensive income (loss)	(324)	(239)
Total Shareholders’ Equity (Deficit) – YUM! Brands, Inc.	(1,896)	911
Noncontrolling interests	66	58
Total Shareholders’ Equity (Deficit)	(1,830)	969
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)	$10,432	$8,061

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

Effective January 2016 our India business was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results were not impacted, we have restated our historical segment information for consistent presentation. Integrating India into our Brand Divisions increased Total revenues for the KFC, Pizza Hut and Taco Bell Divisions by $27 million, $2 million and less than $1 million, respectively, and decreased Operating Profit by $6 million, $2 million and less than $1 million, respectively, for the quarter ended September 5, 2015. Integrating India into our Brand Divisions increased Total revenues for the KFC, Pizza Hut and Taco Bell Divisions by $79 million, $5 million and $2 million respectively, and decreased Operating Profit by $12 million, $2 million and $1 million, respectively, for the year to date ended September 5, 2015.

In October 2015 we announced our intent to separate YUM’s China business from YUM into an independent, publicly-traded company. This transaction, which is expected to be a tax-free spin-off of our China business, will create two powerful, independent, focused growth companies with distinct strategies, financial profiles and investment characteristics.

On September 23, 2016 the YUM Board of Directors (“Board”) approved a distribution of one share of YUM China common stock for each share of YUM common stock held at the close of business on October 19, 2016, the record date for the distribution.
YUM expects to complete the distribution after the close of business on October 31, 2016.

Completion of the spin-off will be subject to certain conditions, including, among others, receipt of various regulatory approvals, receipt of external opinions with respect to certain tax matters, the effectiveness of filings related to public listing and applicable securities laws, and other terms and conditions as may be determined by the Board of Directors.

After the spin-off of our China business, we anticipate reclassifying our China Division historical results, other results attributable to China though not allocated to the China Division (e.g. refranchising gains), and related income tax expense for periods presented prior to the spin-off, including those periods in 2016, to Discontinued Operations within our Consolidated Income Statement. The China business results presented in Discontinued Operations will include an incremental license fee expense similar to what will be paid by YUM China to YUM going forward. Likewise, YUM's historical results for our KFC and Pizza Hut Divisions will include incremental license fee income from our China business such that recast total Net income, including Discontinued Operations, will be the same as previously reported results.

YUM’s fiscal year ends on the last Saturday in December.  The first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks. Our subsidiaries operate on similar fiscal calendars except that China and certain other international subsidiaries operate on a monthly calendar with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  The current fiscal year of 2016 will have a 53 week for YUM and our subsidiaries that do not operate on a monthly calendar, which will be included in our fourth quarter results. Our international subsidiaries that operate on a monthly calendar, including China, are not impacted by the addition of a 53week. Our international subsidiaries withinrdweek. Our international subsidiaries within week. Our international subsidiaries within rd week for YUM and our subsidiaries that do not operate on a monthly calendar, which will be included in our fourth quarter results. Our international subsidiaries that operate on a monthly calendar, including China, are not impacted by the addition of a 53week. Our international subsidiaries withinrdweek. Our international subsidiaries within week. Our international subsidiaries within week for YUM and our subsidiaries that do not operate on a monthly calendar, which will be included in our fourth quarter results. Our international subsidiaries that operate on a monthly calendar, including China, are not impacted by the addition of a 53week. Our international subsidiaries within rdweek. Our international subsidiaries within week. Our international subsidiaries within o our KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting. our KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting. our KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting. our KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting. our KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting. our KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting. our KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting. our KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting. ur KFC, Pizza Hut and Taco Bell divisions generally close approximately one month earlier to facilitate consolidated reporting.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2015 Form 10-K, our financial position as of September 3, 2016, and the results of our operations and comprehensive income for the quarters and years to date ended September 3, 2016 and September 5, 2015 and cash flows for the years to date ended September 3, 2016 and September 5, 2015. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended September 3, 2016. These reclassifications had no effect on previously reported Net Income - YUM! Brands, Inc.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2016	2015	2016	2015
Net Income – YUM! Brands, Inc.	$622	$421	$1,352	$1,018

Weighted-average common shares outstanding (for basic calculation)	392	436	406	437
Effect of dilutive share-based employee compensation	6	8	6	8
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	398	444	412	445
Basic EPS	$1.59	$0.97	$3.33	$2.33
Diluted EPS	$1.56	$0.95	$3.28	$2.29
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.3	4.2	6.2	4.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2016		2015	2016		2015	2016
November 2013	—		1,779	$—		$133	$—
November 2014	—		2,737	—		237	—
December 2015	13,369		—	933		—	—
March 2016	2,823		—	228		—	—
May 2016	30,117		—	2,596		—	1,604
Total	46,309	(a)	4,516	$3,757	(a)	$370	$1,604

(a)	Includes the effect of $105 million in share repurchases (1.2 million shares) with trade dates prior to September 3, 2016 but cash settlement dates subsequent to September 3, 2016.

On May 20, 2016 our Board of Directors authorized share repurchases through December 2016 of up to $4.2 billion (excluding applicable transaction fees) of our outstanding Common Stock. This authorization superseded all previous unutilized authorizations.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 26, 2015, net of tax	$(109)	$(113)	$(17)	$(239)

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(92)	—	(20)	(112)

(Gains) losses reclassified from accumulated OCI, net of tax	—	5	22	27

OCI, net of tax	(92)	5	2	(85)

Balance at September 3, 2016, net of tax	$(201)	$(108)	$(15)	$(324)

Note 4 - Items Affecting Comparability of Net Income and Cash Flows

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

During the quarter ended September 3, 2016 we refranchised 123 restaurants, primarily Taco Bell and Pizza Hut restaurants in the U.S. We received $67 million in proceeds and recorded $25 million of net pre-tax refranchising gains related to these transactions. During the year to date ended September 3, 2016 we refranchised 250 restaurants, primarily Pizza Hut and Taco Bell restaurants in the U.S. We received $165 million in proceeds and recorded $85 million of net pre-tax refranchising gains related to these transactions.

	Quarter ended		Year to date
	2016	2015	2016	2015
China	$(4)	$(3)	$(8)	$(7)
KFC Division(a)	1	4	2	36
Pizza Hut Division(a)	(8)	15	(64)	52
Taco Bell Division	(14)	(14)	(15)	(21)
Worldwide	$(25)	$2	$(85)	$60

(a)
In 2010 we refranchised our then-remaining Company-operated restaurants in Mexico. To the extent we owned it, we did not sell the real estate related to certain of these restaurants, instead leasing it to the franchisee. During the quarter ended June 13, 2015, we initiated plans to sell this real estate and determined it was held for sale in accordance with GAAP. On September 28, 2015, subsequent to our quarter ended September 5, 2015, we sold the real estate for approximately $58 million. While these proceeds exceeded the book value of the real estate, the sale represented a substantial liquidation of our Mexican operations under GAAP. Accordingly, we were required to include accumulated translation losses associated with our Mexican business within our carrying value when performing impairment evaluations subsequent to determining that the real estate was held for sale. We recorded charges of $12 million and $80 million in the quarter and year to date ended September 5, 2015, respectively, representing the excess of the sum of the book value of the real estate and other related assets and our accumulated translation losses over the then-expected sales price. Consistent with the classification of the original market refranchising transaction, these charges were classified as Refranchising (Gain) Loss. Refranchising Losses of $4 million and $40 million were associated with the KFC Division for the quarter and year to date ended September 5, 2015, respectively. Refranchising Losses of $8 million and $40 million were associated with the Pizza Hut Division for the quarter and year to date ended September 5, 2015, respectively. The proceeds ultimately received for the real estate approximated our carrying value including the remaining unrecognized accumulated translation losses as of September 5, 2015.

Additionally, during the quarter and year to date ended September 5, 2015 we recognized charges of $8 million and $13 million, respectively, within Refranchising (Gain) Loss associated with the planned refranchising of our company-owned Pizza Hut restaurants in Korea.

KFC U.S. Acceleration Agreement

During the first quarter of 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we anticipate investing approximately $125 million from 2015 through 2017 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We recorded pre-tax charges of less than $1 million and $21 million for the quarters ended September 3, 2016 and September 5, 2015, respectively, for these investments. We recorded pre-tax charges of $17 million and $31 million for the years to date ended September 3, 2016 and September 5, 2015, respectively, for these investments. These amounts were recorded primarily as Franchise and license expenses. We recorded total pre-tax charges of $72 million during the year ended December 26, 2015 and we currently expect a total pre-tax charge of approximately $30 million in 2016 for these investments. These charges are not being allocated to the KFC Division segment operating results.

In addition to the investments above we agreed to fund $60 million of incremental system advertising from 2015 through 2018. During the quarters ended September 3, 2016, and September 5, 2015, we incurred $5 million and $3 million in incremental system advertising expense, respectively. During the years to date ended September 3, 2016 and September 5, 2015, we incurred $14 million and $6 million in incremental system advertising expense, respectively. We funded approximately $10 million of such advertising during the year ended December 26, 2015. These amounts were recorded primarily in Franchise and license expenses and are included in the KFC Division segment operating results. We currently expect to fund approximately $20 million of such advertising in both 2016 and 2017 and $10 million in 2018.

Costs Associated with the Planned Spin-off of the China Business and YUM Recapitalization

In connection with our planned separation of the YUM China business into an independent, publicly-traded company and the related recapitalization of YUM, we incurred $10 million and $29 million of pre-tax costs in the quarter and year to date ended September 3, 2016, respectively, which were recorded in General and administrative ("G&A") expenses. Cumulative project costs since the announcement of the planned separation total $38 million and we currently expect to incur additional cash costs of approximately $25 million in the fourth quarter of 2016 to complete the spin-off transaction. Additionally, we expect to incur a non-cash charge related to certain share-based awards that will be modified in connection with the spin-off. The amount of the non-cash charge will be based on the net increase in fair value of the modified awards that are vested as of the separation date. These costs are not being allocated to any of our segment operating results.

See Notes 10 and 11 for details on YUM's recapitalization.

YUM's Strategic Transformation Initiatives

On October 11, 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the anticipated separation of our China business on October 31, 2016. Major features of the Company’s growth and transformation strategy involve being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. This transformation will result in YUM being at least 98% refranchised by the end of 2018. During the quarter ended September 3, 2016, YUM offered a Voluntary Retirement Program to certain U.S. employees as a step towards becoming a leaner, more efficient organization. This program will provide separation pay and benefits to employees who elected to voluntarily separate from YUM. We have incurred pre-tax costs of $26 million and $32 million for the quarter and year to date, respectively, related to our Strategic Transformation Initiatives primarily related to this U.S. Voluntary Retirement Program. YUM's Strategic Transformation Initiatives represent the continuation of YUM's transformation of its operating model and capital structure following the China spin-off and recapitalization of YUM. Due to the scope of the initiatives as well as their significance, costs associated with the initiatives are not being allocated to any segment for performance reporting.

Income Tax Benefit related to Little Sheep Investment

See Note 7.

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	2016	2015	2016	2015
Equity (income) loss from investments in unconsolidated affiliates	$(18)	$(15)	$(44)	$(31)
Foreign exchange net (gain) loss and other	3	12	(6)	19
Other (income) expense	$(15)	$(3)	$(50)	$(12)

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

	9/3/2016	12/26/2015
Accounts and notes receivable, gross	$460	$393
Allowance for doubtful accounts	(20)	(16)
Accounts and notes receivable, net	$440	$377

Property, Plant and Equipment, net

	9/3/2016	12/26/2015
Property, plant and equipment, gross	$7,708	$7,832
Accumulated depreciation and amortization	(3,698)	(3,643)
Property, plant and equipment, net	$4,010	$4,189

Assets held for sale at September 3, 2016 and December 26, 2015 total $14 million and $28 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Noncontrolling Interests

Noncontrolling interests represent the ownership interests of minority shareholders of the entities that operate KFC restaurants in Beijing and Shanghai, China.  At December 26, 2015, the Redeemable noncontrolling interest comprised the 7% ownership interest in Little Sheep held by the Little Sheep founding shareholders, and was classified outside of permanent equity on our Condensed Consolidated Balance Sheets due to redemption rights held by the Little Sheep founding shareholders. During the quarter ended June 11, 2016, the Little Sheep founding shareholders sold their remaining 7% Little Sheep ownership interest to YUM pursuant to their redemption rights. The difference between the purchase price of less than $1 million, which was determined using a non-fair value based formula pursuant to the agreement governing the redemption rights, and the carrying value of their redeemable noncontrolling interest, was recorded as an $8 million loss attributable to noncontrolling interests during the quarter ended June 11, 2016. Consistent with our 2012 gain on the acquisition of Little Sheep and subsequent impairments of Little Sheep goodwill and intangibles in 2013 and 2014, this loss attributable to noncontrolling interests is not being allocated to any segment operating results. A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance at December 26, 2015	$58	$6
Net Income (loss) – noncontrolling interests	17	1
Noncontrolling interest loss upon redemption	—	(8)
Dividends declared	(7)	—
Currency translation adjustments and other	(2)	1
Balance at September 3, 2016	$66	$—

Note 7 - Income Taxes

	Quarter ended		Year to date
	2016	2015	2016	2015
Income tax (benefit) provision	$(65)	$145	$183	$358
Effective tax rate	(11.6)%	25.3%	11.8%	25.9%

Our effective tax rate is generally lower than the U.S. federal statutory rate of 35% due to the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. rate.

During the quarter ended September 3, 2016, we recorded a tax benefit of $233 million related to previously recorded losses associated with our Little Sheep business. The tax benefit associated with these losses was able to be recognized as a result of legal entity restructuring completed in anticipation of the China spin-off. The cash tax savings associated with this benefit will be realized as we recognize future U.S. refranchising gains.

Our third quarter and year to date effective tax rates were lower than the prior year primarily due to the recognition of the aforementioned Little Sheep tax benefits, lapping a valuation allowance charge resulting from a change in judgment regarding the future use of certain deferred tax assets in a foreign market, partially offset by the increased cost of repatriating current year foreign earnings.

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

	Quarter ended		Year to date
Revenues	2016	2015	2016	2015
China	$1,883	$1,969	$4,774	$4,861
KFC Division	723	721	2,060	2,109
Pizza Hut Division	230	264	741	802
Taco Bell Division	481	473	1,370	1,382
Unallocated	(1)	—	(2)	—
	$3,316	$3,427	$8,943	$9,154

	Quarter ended		Year to date
Operating Profit	2016	2015	2016	2015
China(a)	$348	$327	$751	$661
KFC Division	160	144	469	459
Pizza Hut Division	61	65	212	206
Taco Bell Division	143	132	401	386
Unallocated and Corporate General and administrative expenses(b)	(80)	(53)	(213)	(153)
Unallocated Other income (expense)	(3)	(10)	4	(19)
Unallocated Refranchising gain (loss)(c)	25	(2)	85	(60)
Operating Profit	$654	$603	$1,709	$1,480
Interest expense, net	(87)	(32)	(164)	(99)
Income Before Income Taxes	$567	$571	$1,545	$1,381

(a)
Includes equity income from investments in unconsolidated affiliates of $18 million and $15 million for the quarters ended September 3, 2016 and September 5, 2015, respectively. Includes equity income from investments in unconsolidated affiliates of $44 million and $31 million for the years to date ended September 3, 2016 and September 5, 2015, respectively.

(b)
Primarily Corporate G&A expenses for the quarters ended September 3, 2016 and September 5, 2015. Amounts also include costs associated with the KFC U.S. Acceleration Agreement of $21 million for the quarter ended September 5, 2015 and $17 million and $31 million for the years to date ended September 3, 2016 and September 5, 2015, respectively. Also included are $10 million and $29 million for the quarter and year to date ended September 3, 2016, respectively, related to the planned spin-off of the China business and YUM recapitalization, and $26 million for the quarter and $32 million for the year to date ended September 3, 2016, respectively, associated with YUM's Strategic Transformation Initiatives. See Note 4.

(c)	See the Refranchising (Gain) Loss section of Note 4.

Note 9 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the "Plan"), is funded. We fund our other U.S. plans as benefits are paid.  The Plan and our most significant non-qualified plan in the U.S. are closed to new salaried participants.

Subsequent to the quarter ended September 3, 2016 we contributed $20 million to the Plan, and do not expect to make any further significant contributions in 2016.

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended		Year to date
	2016	2015	2016	2015
Service cost	$4	$5	$12	$13
Interest cost	12	13	37	38
Expected return on plan assets	(15)	(15)	(45)	(43)
Amortization of net loss	1	10	4	31
Amortization of prior service cost	2	1	4	1
Net periodic benefit cost	$4	$14	$12	$40

Additional loss (gain) recognized due to settlements(a)	$1	$—	$1	$1

(a)	Losses are a result of settlement transactions from a non-funded plan which exceeded the sum of annual service and interest costs for that plan. These losses were recorded in G&A expenses.

Note 10 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/3/2016	12/26/2015
Current maturities of long-term debt	$55	$313
Unsecured Short-term Loan Credit Facility (the "Bridge Facility")	—	600
Other	—	9
	55	922
Less current portion of debt issuance costs and discounts	(7)	—
Short-term borrowings	$48	$922

Long-term Debt
Securitization Notes	$2,300	$—
Subsidiary Senior Unsecured Notes	2,100	—
Term Loan A Facility	500	—
Term Loan B Facility	2,000	—
YUM Senior Unsecured Notes	2,200	2,500
Senior Unsecured Revolving Credit Facility	—	701
Capital lease obligations	154	169
Other	9	—
	9,263	3,370
Less debt issuance costs and discounts	(89)	(16)
Less current maturities of long-term debt	(55)	(313)
Long-term debt	$9,119	$3,041

During the quarter ended September 3, 2016, a group of our subsidiaries issued $2.1 billion in Senior Unsecured Notes and entered into a Credit Agreement providing for senior, secured credit facilities consisting of a $500 million Term Loan A Facility, a $2.0 billion Term Loan B Facility and a $1.0 billion revolving credit facility that was undrawn as of September 3, 2016. Also during the quarter we repaid and terminated the Senior Unsecured Revolving Credit Facility, which had $701 million of outstanding borrowings as of December 26, 2015.

During the quarter ended June 11, 2016, a subsidiary of Taco Bell issued $2.3 billion in Securitization Notes, and YUM repaid $300 million in YUM Senior Unsecured Notes and repaid and terminated the Bridge Facility, which had $600 million of outstanding borrowings as of December 26, 2015. Details of the 2016 debt issuances and repayments are described below.

Details of our short-term borrowings and long-term debt as of December 26, 2015 can be found within our 2015 Form 10-K.

Credit Facilities and Subsidiary Senior Unsecured Notes

On June 16, 2016, KFC Holding Co., Pizza Hut Holdings, LLC, a limited liability company, and Taco Bell of America, LLC, a limited liability company ("TBA"), each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the "Borrowers"), entered into a credit agreement providing for senior secured credit facilities consisting of a $500 million Term Loan A facility (the “Term Loan A Facility"), a $2.0 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.0 billion revolving facility (undrawn as of close) (the “Revolving Facility”), each of which may be increased subject to certain conditions. The Term Loan A Facility, the Term Loan B Facility, and the Revolving Facility are collectively referred to as the "Credit Agreement". As of September 3, 2016, there were no outstanding borrowings under the Revolving Facility.

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

The interest rate for the Term Loan A Facility and for borrowings under the Revolving Facility ranges from 2.00% to 2.50% plus LIBOR or from 1.00% to 1.50% plus the Base Rate (as defined in the Credit Agreement), at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors. The Specified Guarantors are the following subisidiaries of the Company: YUM Restaurant Services Group, LLC, Restaurant Concepts LLC and Taco Bell Corp. ("TBC") and their subsidiaries, excluding Taco Bell Funding LLC, its special purpose, wholly-owned subsidiaries (see below), and YUM China and related subsidiaries expected to be included in the spin-off. The interest rate for the Term Loan B Facility is either LIBOR plus 2.75% or the Base Rate plus 1.75%, at the Borrowers’ election. Interest on any outstanding borrowings under the Credit Agreement is payable at least quarterly. The Term Loan A Facility and the Revolving Facility mature in June 2021 and the Term Loan B Facility matures in June 2023.

The Credit Agreement is unconditionally guaranteed by the Company and certain of the Borrowers’ principal domestic subsidiaries and excludes Taco Bell Funding LLC and its special purpose, wholly-owned subsidiaries (see below). The Credit Agreement is also secured by first priority liens on substantially all assets of the Borrowers and each subsidiary guarantor, excluding the stock of certain subsidiaries and certain real property, and subject to other customary exceptions.

The Credit Agreement is subject to certain mandatory prepayments, including an amount equal to 50% of excess cash flow (as defined in the Credit Agreement) on an annual basis and the proceeds of certain asset sales, casualty events and issuances of indebtedness, subject to customary exceptions and reinvestment rights.

The Credit Agreement includes two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of September 3, 2016.

Additionally, on June 16, 2016, the Borrowers issued $1.05 billion aggregate principal amount of 5.00% Senior Unsecured Notes due 2024 and $1.05 billion aggregate principal amount of 5.25% Senior Unsecured Notes due 2026 (together, the “Subsidiary Senior Unsecured Notes”). Interest on each series of Subsidiary Senior Unsecured Notes is payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2016. The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors and (iii) by each of the Borrower's and the Specified Guarantors’ domestic subsidiaries that guarantees the Borrower's obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of September 3, 2016.

During the year to date ended September 3, 2016, the Company incurred debt issuance costs of $55 million in connection with the issuance of the Credit Agreement and the Subsidiary Senior Unsecured Notes. The debt issuance costs are being amortized to Interest expense, net through the contractual maturity of the agreements utilizing the effective interest rate method. We classify these deferred costs on our Condensed Consolidated Balance Sheet as a reduction in the related debt when borrowings are outstanding or within Other assets if borrowings are not outstanding. As of September 3, 2016, the effective interest rates, including the amortization of debt issuance costs and the impact of the interest rate swaps on Term Loan B Facility (See Note 11), were 5.16%, 5.39%, 2.93%, and 3.70% for the Senior Unsecured Notes due 2024, the Senior Unsecured Notes due 2026, the Term Loan A Facility, and the Term Loan B Facility, respectively.

We used certain of the net proceeds from the issuances of the Subsidiary Senior Unsecured Notes and the Credit Agreement to repay all outstanding amounts on our existing senior unsecured revolving credit facility (the “Senior Unsecured Revolving Credit Facility”) in the quarter ended September 3, 2016. Concurrent with this repayment the Senior Unsecured Revolving Credit Facility was terminated. The remaining proceeds are being used by the Company to return capital to shareholders through share repurchases and for general corporate purposes.

Securitization Notes

On May 11, 2016 Taco Bell Funding, LLC (the “Issuer”), a newly formed, special purpose limited liability company and a direct, wholly-owned subsidiary of TBC completed a securitization transaction and issued $800 million of its Series 2016-1 3.832% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”), $500 million of its Series 2016-1 4.377% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) and $1.0 billion of its Series 2016-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “Class A-2-III Notes” and, together with the Class A-2-I Notes and the Class A-2-II Notes, the “Class A-2 Notes”).  In connection with the issuance of the Class A-2 Notes, the Issuer also entered into a revolving financing facility of Series 2016-1 Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for the borrowing of up to $100 million and the issuance of up to $50 million in letters of credit.  The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Securitization Notes”.  The Class A-2 Notes were issued under a Base Indenture, dated as of May 11, 2016 (the “Base Indenture”), and the related Series 2016-1 Supplement thereto, dated as of May 11, 2016 (the “Series 2016-1 Supplement”).  The Base Indenture and the Series 2016-1 Supplement (collectively, the “Indenture”) will allow the Issuer to issue additional series of notes.

The Securitization Notes were issued in a transaction pursuant to which certain of TBC’s domestic assets, consisting principally of franchise-related agreements, and domestic intellectual property, were contributed to the Issuer and the Issuer’s special purpose, wholly-owned subsidiaries (the “Guarantors”, and collectively with the Issuer, the "Securitization Entities") to secure the Securitization Notes. The Securitization Notes are secured by substantially all of these same assets, and include a lien on all existing and future U.S. Taco Bell franchise and license agreements and the royalties payable thereunder, existing and future U.S. Taco Bell intellectual property, certain transaction accounts and a pledge of the equity interests in asset-owning Securitization Entities. The remaining U.S. Taco Bell assets that were excluded from the transfers to the Securitization Entities continue to be held by TBA and TBC. The Securitization Notes are not guaranteed by the remaining U.S. Taco Bell assets, the Company, or any other subsidiary of the Company.

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

Interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) the overnight federal funds rates, (iii) the London interbank offered rate (“LIBOR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, plus any applicable margin, in each case as more fully set forth in the Variable Funding Note Purchase Agreement. It is anticipated that the principal of and interest on the Variable Funding Notes will be repaid in full on or prior to May 2021, subject to two additional one-year extensions at the option of the Issuer and further extensions as agreed between the Issuer and the Administrative Agent.  Following the anticipated repayment date and any extensions thereof, additional interest will accrue on the Variable Funding Notes equal to 5.00% per year.  As of September 3, 2016, $15 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. The Variable Funding Notes were undrawn at September 3, 2016.

During the quarter ended June 11, 2016, the Company incurred debt issuance costs of $31 million in connection with the issuance of the Securitization Notes. The debt issuance costs are being amortized to Interest expense, net through the Anticipated Repayment Dates of the Securitization Notes utilizing the effective interest rate method. We classify these deferred costs on our Condensed Consolidated Balance Sheet as a reduction in the related debt when borrowings are outstanding or within Other assets if borrowings are not outstanding. As of September 3, 2016, the effective interest rates, including the amortization of debt issuance costs, were 4.18%, 4.59%, and 5.14% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the Indenture) of at least 1.1:1, gross domestic sales for branded restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Class A-2 Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of September 3, 2016, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders, and are restricted in their use. The Indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of September 3, 2016 the Company had restricted cash of $52 million primarily related to required interest reserves. Such restricted cash is included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet as of September 3, 2016. Changes in restricted cash have been presented as a component of cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows since the cash is restricted to the payment of interest. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. The amount of weekly cash flow that exceeds the required weekly allocations is generally remitted to the Company. During the quarter ended September 3, 2016, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

We used certain of the proceeds from the issuance of the Class A-2 Notes to repay $2.0 billion borrowed under the Company’s December 8, 2015 Bridge Facility, as amended, at which time the Bridge Facility was terminated.  The remaining proceeds were used for costs associated with the securitization transaction, to return capital to shareholders through share repurchases and for general corporate purposes.

Note 11 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. During the quarter ended September 3, 2016, we agreed with multiple counterparties to swap the variable LIBOR-based component of the interest payments related to $1.55 billion of our $2.0 billion Term Loan B Facility, resulting in a fixed rate of 3.92% on the swapped portion of the Term Loan B Facility. These interest rate swaps will expire in July 2021 and are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of September 3, 2016.

The effective portion of gains or losses on the interest rate swaps is reported as a component of Accumulated OCI ("AOCI") and reclassified into Interest expense, net in our Condensed Consolidated Statement of Income in the same period or periods during which the related hedged interest payments affect earnings. Gains or losses on the swaps representing hedge ineffectiveness are recognized in current earnings. As of September 3, 2016, the swaps were highly effective cash flow hedges and no ineffectiveness has been recorded.

Foreign Currency Contracts

We enter into foreign currency forward and swap contracts with the objective of reducing our exposure to earnings volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany receivables and payables. The notional amount, maturity date, and currency of these contracts match those of the underlying intercompany receivables or payables. Our foreign currency contracts are designated cash flow hedges as the future cash flows of the contracts are expected to offset changes in intercompany receivables and payables due to foreign currency exchange rate fluctuations.

The effective portion of gains or losses on the foreign currency contracts is reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Gains or losses on the foreign currency contracts representing hedge ineffectiveness are recognized in current earnings. As of September 3, 2016, all foreign currency contracts were highly effective cash flow hedges and no ineffectiveness has been recorded.

As of September 3, 2016, and September 5, 2015, foreign currency forward and swap contracts outstanding had total notional amounts of $470 million, and have durations expiring starting in November 2016 and ending in June 2020.

As of September 3, 2016, the estimated net loss included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $5 million.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 3, 2016, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2016	2015	2016	2015	2016	2015	2016	2015

Interest rate swaps	$(4)	$—	$1	$—	$(4)	$—	$1	$—

Foreign currency contracts	15	8	(13)	(10)	(16)	20	20	(22)

Income tax benefit/(expense)	—	—	1	—	—	(4)	1	4

See Note 12 for the fair value of our derivative assets and liabilities.

Note 12 - Fair Value Disclosures

As of September 3, 2016, the carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair values of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying values. We estimated the fair value of the YUM and Subsidiary Senior Unsecured Notes, Term Loan A Facility, and Term Loan B Facility using market quotes and calculations based on market rates. We estimated the fair value of the Class A-2 Notes by obtaining broker quotes from two separate brokerage firms that are knowledgeable about the Company’s Class A-2 Notes and, at times, trade these notes. The markets in which the Class A-2 Notes trade are not considered active markets. The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs. The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund.  The fair value of the other investments (Level 1) was determined based on the closing market prices of the respective mutual funds as of September 3, 2016, and December 26, 2015. The YUM and Subsidiary Senior Unsecured Notes were estimated to have a combined fair value of $4.5 billion (Level 2), compared to their combined carrying value of $4.3 billion as of September 3, 2016. The fair values of the Company’s Term Loan A Facility and Term Loan B Facility approximated their respective carrying values of $0.5 billion (Level 2) and $2.0 billion (Level 2) as of September 3, 2016. As of September 3, 2016 the Company’s Class A-2 Notes were estimated to have a collective fair value of $2.4 billion (Level 2), compared to a collective carrying value of $2.3 billion.

The following table presents fair values for those assets and liabilities (See Note 11 for discussion regarding derivative instruments) measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the quarter and year to date ended September 3, 2016.

		Fair Value
	Level	9/3/2016	12/26/2015	Condensed Consolidated Balance Sheet
Interest Rate Swaps - Liability	2	$7	$2	Accounts payable and other current liabilities
Interest Rate Swaps - Asset	2	3	—	Other assets
Foreign Currency Contracts - Asset	2	6	—	Prepaid expenses and other current assets
Foreign Currency Contracts - Liability	2	3	—	Other liabilities and deferred credits
Foreign Currency Contracts - Asset	2	—	19	Other assets
Other Investments	1	23	21	Other assets

During the quarter and year to date ended September 3, 2016, we recorded restaurant-level impairment (Level 3) of $4 million and $39 million, respectively. During the quarter and year to date ended September 5, 2015, we recorded restaurant-level impairment (Level 3) of $1 million and $19 million, respectively. The remaining net book value of the assets measured at fair value as of September 3, 2016, subsequent to these impairments, was not significant.

Note 13 - Guarantees, Commitments and Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 3, 2016 the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $525 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 3, 2016 was approximately $450 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of September 3, 2016 was not material.

Other Franchise Guarantees

We have provided guarantees of $15 million on behalf of franchisees for several financing programs related to specific initiatives.  The total loans outstanding under these financing programs were $43 million as of September 3, 2016.

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

Beginning on February 22, 2016, the late meal period class claim, the limited rest break class claim, the underpaid meal premium class claim, and the associated statutory “waiting time” penalty claim was tried to a jury. On March 9, 2016, the jury returned verdicts in favor of Taco Bell on the late meal period claim, the limited rest break claim, and the statutory “waiting time” penalty claim. The jury found for the plaintiffs on the underpaid meal premium class claim, awarding approximately $0.5 million. A bench trial was subsequently conducted with respect to the PAGA claims and plaintiffs’ Business & Professions Code §17200 claim. On April 8, 2016, the court returned a verdict in favor of Taco Bell on the PAGA claims and the §17200 claim. In a separate ruling issued the same day, the court also ruled that plaintiffs were entitled to prejudgment interest on the underpaid meal premium class claim, awarding approximately $0.3 million. Taco Bell denies liability as to the underpaid meal premium class claim and filed a post-trial motion to overturn the verdict. Plaintiffs’ also filed various post-trial motions. On July 15, 2016, the court denied Taco Bell’s motion to overturn the verdict. The court denied Plaintiffs’ motions: (1) for a new trial, (2) for judgment as a matter of law to overturn the verdicts in favor of Taco Bell, (3) challenging the jury instructions and special verdict forms, and (4) to overturn the court’s rejection of the §17200 claims for meal and rest break violations. The court also denied Plaintiffs’ motions for additional costs and for enhanced awards to two of the named Plaintiffs. The court granted Plaintiffs’ motion for judgment on the §17200 claim regarding the underpaid meal premium claim, but rejected awarding any additional damages, finding that the jury verdict sufficiently compensated the class. The court granted Plaintiffs’ motion for attorneys’ fees, but awarded only approximately $1.1 million of the $7.3 million requested. The court also granted Plaintiffs’ bill of costs, but only awarded approximately $93,000 of Plaintiffs’ $166,000. Thereafter, both Plaintiffs and Taco Bell timely filed notices of appeal and the matter is now before the Ninth Circuit. We have provided for a reasonable estimate of the possible loss relating to this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Condensed Consolidated Financial Statements.

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

Introduction and Overview

Yum! Brands, Inc. (“YUM” or the “Company”) operates, franchises or licenses a worldwide system of more than 43,000 restaurants in 135 countries and territories, primarily through the concepts of KFC, Pizza Hut and Taco Bell. These three concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively. Of the more than 43,000 restaurants, 23% are operated by the Company and unconsolidated affiliates and 77% are operated by franchisees or licensees.

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

In October 2015, we announced our intent to separate YUM’s China business from YUM into an independent, publicly-traded company. This transaction, which is expected to be a tax-free spin-off of our China business, will create two powerful, independent, focused growth companies with distinct strategies, financial profiles and investment characteristics. The new China entity will become a licensee of YUM in mainland China, with exclusive rights to the KFC, Pizza Hut and Taco Bell concepts. Upon completion of the planned spin-off YUM will become more of a "pure play" franchisor with more stable earnings, higher profit margins, lower capital requirements and stronger cash flow conversion.

We are returning substantial capital to shareholders as part of this planned spin-off, the majority of which is being funded by incremental borrowings. As a result of this recapitalization, which was completed on June 16, 2016, five days into our third quarter, the Company has transitioned to a non-investment grade credit rating with a balance sheet more consistent with highly-levered peer restaurant franchise companies. Moreover, this allows for an ongoing return-of-capital framework that will seek to optimize the Company's long-term growth rate on a per-share basis.

On September 23, 2016, the YUM Board of Directors approved a distribution of one share of YUM China common stock for each share of YUM common stock held at the close of business on October 19, 2016, the record date for the distribution. YUM expects to complete the distribution after the close of business on October 31, 2016.

Completion of the spin-off will be subject to certain conditions, including, among others, receipt of various regulatory approvals, receipt of external opinions with respect to certain tax matters, the effectiveness of filings related to public listing and applicable securities laws, and other terms and conditions as may be determined by the Board of Directors.

After the spin-off of our China business, we anticipate reclassifying our China Division historical results, other results attributable to China though not allocated to the China Division (e.g. refranchising gains), and related income tax expense for periods presented prior to the spin-off, including those periods in 2016, to Discontinued Operations within our Consolidated Income Statement. The China business results presented in Discontinued Operations will include an incremental license fee expense similar to what will be paid by YUM China to YUM going forward. Likewise, YUM's historical results for our KFC and Pizza Hut Divisions will include incremental license fee income from our China business such that recast total Net income, including Discontinued Operations, will be the same as previously reported results.

On October 11, 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the anticipated separation of our China business on October 31, 2016. Major features of the Company’s growth and transformation strategy involve being more focused, franchised and efficient. YUM's Strategic Transformation Initiatives represent the continuation of YUM's transformation of its operating model and capital structure.

•
More Focused. Four growth drivers will form the basis of YUM’s strategic plans and repeatable business model to accelerate same store sales growth and net new restaurant development at KFC, Pizza Hut and Taco Bell around the world over the long term. The Company will focus on becoming best-in-class in:

◦	Building Distinctive, Relevant Brands

◦	Developing Unmatched Franchise Operating Capability

◦	Driving Bold Restaurant Development

◦	Growing Unrivaled Culture and Talent

•	More Franchised. YUM will increase franchise restaurant ownership from 77% currently to 93% at the time of the separation of the China business to at least 98% by the end of 2018.

•	More Efficient. The Company will revamp its financial profile, improving the efficiency of its organization and cost structure globally by:

◦	Significantly reducing annual capital expenditures to approximately $100 million in 2019

◦	Significantly reducing G&A expenses over the next three years

◦	Maintaining an optimized capital structure of ~5.0x Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") leverage

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

•
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") , the Company has provided non-GAAP measurements which present Diluted Earnings Per Share before Special Items, our Effective Tax Rate before Special Items, and Core Operating Profit. Core Operating Profit excludes Special Items and foreign currency translation and we use Core Operating Profit for the purposes of evaluating performance internally. Special Items are not included in any of our externally reported segment results, and we believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of Diluted Earnings Per Share before Special Items, our Effective Tax Rate before Special Items, and Core Operating Profit provide additional information to investors to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

All Note references herein refer to the accompanying Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

2016 Growth Model

As communicated in December 2015 (see specific guidance at www.yum.com/investors/financial-information/guidance) we expected Core Operating Profit growth of 10% in 2016, which includes the impact of 2016 having a 53rd week for certain of our businesses (our subsidiaries that report on a monthly basis, including our China Division, do not have a 53rd week). While we currently expect to spin off our China business after the close of business on October 31, 2016, our targets assume our China business will remain part of YUM through the end of 2016. Full year GAAP Operating profit growth guidance is not provided due to our inability to forecast when gains and losses related to refranchising transactions classified as Special Items will occur, as the timing of these transactions is often outside of our control and the resulting gains and losses are dependent upon future market conditions.

Results of Operations

Summary

For the quarter ended September 3, 2016 GAAP diluted EPS increased 64% to $1.56 per share, and diluted EPS, excluding Special Items, increased 9% to $1.09 per share.

For the year to date ended September 3, 2016 GAAP diluted EPS increased 43% to $3.28 per share, and diluted EPS, excluding Special Items, increased 12% to $2.79 per share.

Quarterly Division highlights:

	% Change
	System Sales(a)	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
China Division	+3	(1)	+7	+7	+14
KFC Division	+7	+4	+3	+11	+19
Pizza Hut Division	Even	(1)	+1	(6)	(5)
Taco Bell Division	+5	+3	+3	+9	+9
Worldwide	+4	+1	+3	+8	+11

Year to date Division highlights:

% Change
	System Sales(a)	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
China Division	+5	+1	+7	+14	+20
KFC Division	+6	+2	+3	+2	+9
Pizza Hut Division	+2	+1	+1	+3	+4
Taco Bell Division	+4	+1	+3	+4	+4
Worldwide	+4	+1	+3	+15	+13

(a)	System Sales percentages as shown in tables exclude the impact of foreign currency translation.

Additionally:

•
Foreign currency translation negatively impacted our reported quarterly and year to date Operating Profit by $34 million and $78 million, respectively, which included $23 million and $43 million, respectively, from our China Division, and $11 million and $33 million, respectively, from our KFC Division.

•
Our GAAP effective tax rate for the quarter decreased to (11.6)% from 25.3%. Our effective tax rate for the quarter, excluding Special Items, decreased to 23.5% from 24.8%. Our year to date GAAP effective tax rate decreased to 11.8% from 25.9%. Our year to date effective tax rate, excluding Special Items, decreased to 24.3% from 24.6%.

We have raised our 2016 Core Operating Profit growth forecast for YUM to at least 15% versus our original target of 10% due to solid year-to-date profitability in China and continued strength in our businesses outside of China. The upside versus our original forecast in China includes a benefit from changes in China's retail tax structure. Effective May 1, 2016, the Chinese government implemented reform of its retail tax structure, which is intended to be a progressive and positive shift to more closely align with a more modern service-based economy. Under this reform a 6% output value added tax (“VAT”) replaced a 5% Business Tax previously applied to certain restaurant sales. Input VAT is creditable to the aforementioned 6% output VAT. As expected, restaurant margins in the China Division have benefited from the new VAT regime. This benefit continues to fluctuate month-to-month as we refine our ability to collect input credits, and as the interpretation of the new VAT rules become more clear. We currently expect this tax change to benefit ongoing future restaurant margins in China by at least two percentage points. As a result of this benefit, partially offset by expected labor and commodity inflation as well as our investment back into generating sales, we expect full year China restaurant margins of at least 17%.

Worldwide

The Consolidated Results of Operations for the quarters ended September 3, 2016 and September 5, 2015 are presented below:

	Quarter ended				Year to date
	2016	2015	% B/(W)		2016	2015	% B/(W)
Company sales	$2,841	$2,968	(4)		$7,560	$7,806	(3)
Franchise and license fees and income	475	459	4		1,383	1,348	3
Total revenues	$3,316	$3,427	(3)		$8,943	$9,154	(2)

Restaurant profit	$570	$539	5		$1,411	$1,332	6
Restaurant margin %	20.0%	18.2%	1.8	ppts.	18.7%	17.1%	1.6	ppts.

General and administrative ("G&A") expenses	$377	$328	(15)		$1,028	$976	(5)
Franchise and license expenses	47	65	27		145	146	1
Closures and impairment (income) expenses	7	3	(99)		47	30	(58)
Refranchising (gain) loss	(25)	2	NM		(85)	60	NM
Other (income) expense	(15)	(3)	NM		(50)	(12)	NM
Operating Profit	$654	$603	8		$1,709	$1,480	15
Operating margin %	19.7%	17.6%	2.1	ppts.	19.1%	16.2%	2.9	ppts.

Interest expense, net	$87	$32	NM		164	99	(67)
Income tax provision	(65)	145	NM		183	358	49
Effective Tax Rate	(11.6)%	25.3%	36.9	ppts.	11.8%	25.9%	14.1	ppts.

Net Income – including noncontrolling interests	$632	$426	48		$1,362	$1,023	33
Net Income – noncontrolling interests	10	5	(81)		10	5	(81)
Net Income – YUM! Brands, Inc.	$622	$421	48		$1,352	$1,018	33

Diluted earnings per share (a)	$1.56	$0.95	64		$3.28	$2.29	43
Diluted earnings per share before Special Items (a)	$1.09	$1.00	9		$2.79	$2.50	12

(a)	See Note 2 for the number of shares used in this calculation.

	Quarter ended			Year to date
	2016	2015		2016	2015
System Sales Growth, reported	1%	—%		1%	—%
System Sales Growth, excluding FX	4%	6%		4%	4%

Unit Count	9/3/2016	9/5/2015	% Increase (Decrease)
Franchise & License	33,400	32,351	3
Company-owned	8,873	8,795	1
Unconsolidated Affiliates	812	778	4
	43,085	41,924	3

Reconciliation of Non-GAAP Measurements to GAAP Results

	Quarter ended		Year to date
Detail of Special Items	2016	2015	2016	2015
Costs associated with the planned spin-off of the China business and YUM recapitalization (See Note 4)	$(10)	$—	$(29)	$—
YUM's Strategic Transformation Initiatives(a)	(26)	—	(32)	—
Costs associated with KFC U.S. Acceleration Agreement (See Note 4)	—	(21)	(17)	(31)
Refranchising initiatives(b)	21	(4)	77	(69)
Other Special Items Income (Expense)	1	(1)	1	1
Total Special Items Income (Expense) - Operating Profit	(14)	(26)	—	(99)
Tax Benefit (Expense) on Special Items(c)	$202	$4	$193	$5
Special Items Income (Expense), net of tax - including noncontrolling interests	$188	$(22)	193	(94)
Special Items Income (Expense), net of tax - noncontrolling interests (See Note 6)	—	—	(8)	—
Special Items Income (Expense), net of tax - YUM! Brands, Inc.	$188	$(22)	$201	$(94)
Average diluted shares outstanding	398	444	412	445
Special Items diluted EPS	$0.47	$(0.05)	$0.49	$(0.21)

Reconciliation of Core Operating Profit to GAAP Operating Profit
Core Operating Profit	$702	$629	$1,787	$1,579
Special Items Income (Expense)	(14)	(26)	—	(99)
Foreign Currency Impact on Operating Profit	(34)	N/A	(78)	N/A
GAAP Operating Profit	$654	$603	$1,709	$1,480

Reconciliation of Diluted EPS Before Special Items to GAAP EPS
Diluted EPS before Special Items	$1.09	$1.00	$2.79	$2.50
Special Items EPS	0.47	(0.05)	0.49	(0.21)
GAAP EPS	$1.56	$0.95	$3.28	$2.29

Reconciliation of Effective Tax Rate Before Special Items to GAAP Effective Tax Rate
Effective Tax Rate before Special Items	23.5%	24.8%	24.3%	24.6%
Impact on Tax Rate as a result of Special Items(b)	(35.1)%	0.5%	(12.5)%	1.3%
GAAP Effective Tax Rate	(11.6)%	25.3%	11.8%	25.9%

(a)
Costs related to YUM’s Strategic Transformation Initiatives are being classified as Special Items due to the scope of the initiatives as well as their significance and include items directly attributable to these initiatives such as severance costs, professional fees and other one-time costs that will be incurred pursuant to our strategy to become more focused, franchised and efficient. During the quarter ended September 3, 2016, YUM offered a voluntary retirement program to certain U.S. employees as a step towards becoming a leaner, more efficient organization. This program will provide separation pay and benefits to employees who elected to voluntarily separate from Yum. We incurred $26 million and $32 million of costs related to YUM’s Strategic Transformation Initiatives in the quarter and year to date ended September 3, 2016, respectively, primarily related to the U.S. Voluntary Retirement Program. We currently expect to record approximately $50 million of expenses related to these initiatives in the fourth quarter of 2016. Additionally, refranchising gains and losses incurred as we move to being at least 98% franchised will continue to be classified as Special Items (see footnote b below). See the Introduction and Overview of this MD&A for discussion of YUM's Strategic Transformation Initiatives.

(b)
We have historically recorded refranchising gains and losses in the U.S. as Special Items due to the scope of our refranchising program and the volatility in associated gains and losses. Beginning in 2016, we are also including all international refranchising gains and losses, excluding China, in Special Items. The inclusion in Special Items of these additional international refranchising gains and losses is the result of the anticipated size and volatility of refranchising initiatives outside the U.S. that will take place in connection with YUM's Strategic Transformation Initiatives. International refranchising gains and losses in the quarter and year to date ended September 5, 2015 previously not included in Special Items were not significant and have not been reclassified into Special Items. See Note 4.

(c)
The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual pre-tax components within Special Items. Additionally, during the quarter ended September 3, 2016, we recognized a $233 million tax benefit related to previously recorded losses associated with our Little Sheep business. The tax benefit associated with these losses was able to be recognized as a result of legal entity restructuring completed in anticipation of the China spin-off. The cash tax savings associated with this benefit will be realized as we recognize future U.S. refranchising gains. $198 million of this benefit was attributed to previous Little Sheep impairment losses and as such was classified as a Special Item consistent with the classification of those historical impairments. See Note 7.

China Division

The China Division has 7,330 units, predominately KFC and Pizza Hut Casual Dining restaurants which are the leading quick service and casual dining restaurant brands, respectively, in mainland China. Given our strong competitive position, a growing economy and a population of approximately 1.4 billion in mainland China, the Company has rapidly added KFC and Pizza Hut Casual Dining restaurants and accelerated the development of Pizza Hut Home Service (home delivery). Our original 2016 targets for the China Division included same-store sales growth of 2%-3%, at least 425 net new units and Operating Profit growth of 10%, excluding the impact of foreign currency translation. Given our year to date restaurant margin and profit growth, which includes the change in China's retail tax structure effective May 1, 2016, partially offset by a return to commodity inflation and higher labor costs, we believe 2016 operating profit growth will be greater than originally expected. Additionally, we have reallocated our capital to increase our pace of remodels in China to nearly 800 in 2016, up from our original target of 550. At the same time we have reduced both our gross and net new unit forecasts for the year by around 50 to 100 openings versus our original expectations. This is primarily due to fewer new Pizza Hut Casual Dining unit openings this year.

An international court ruling in July regarding claims to sovereignty over the South China Sea triggered a series of regional protests and boycotts, intensified by social media, against a few international companies with well known Western brands. We estimate that this negatively impacted China Division's same store sales by 400 to 500 basis points in the quarter ended September 3, 2016.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2016	2015	Reported		Ex FX		2016	2015	Reported		Ex FX
Company sales	$1,848	$1,935	(4)		1		$4,684	$4,778	(2)		3
Franchise and license fees and income	35	34	2		9		90	83	8		14
Total revenues	$1,883	$1,969	(4)		2		$4,774	$4,861	(2)		4

Restaurant profit	$411	$379	8		15		$940	$846	11		17
Restaurant margin %	22.2%	19.6%	2.6	ppts.	2.6	ppts.	20.1%	17.7%	2.4	ppts.	2.4	ppts.

G&A expenses	$102	$90	(14)		(20)		$270	$258	(5)		(10)
Operating Profit	$348	$327	7		14		$751	$661	14		20
Operating margin %	18.5%	16.6%	1.9	ppts.	2.0	ppts.	15.7%	13.6%	2.1	ppts.	2.2	ppts.

	Quarter ended		Year to date
	2016	2015	2016	2015
System Sales Growth, reported	(3)%	7%	—%	(1)%
System Sales Growth, excluding FX	3%	8%	5%	—%
Same-Store Sales Growth %	(1)%	2%	1%	(6)%

			% Increase (Decrease)
Unit Count	9/3/2016	9/5/2015
Company-owned	5,847	5,521	6
Unconsolidated Affiliates	812	778	4
Franchise & License	671	568	18
	7,330	6,867	7

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$1,935	$69	$(41)	$(115)	$1,848
Cost of sales	(611)	(15)	80	32	(514)
Cost of labor	(356)	(17)	(26)	23	(376)
Occupancy and other	(589)	(18)	25	35	(547)
Company restaurant expenses	$(1,556)	$(50)	$79	$90	$(1,437)
Restaurant profit	$379	$19	$38	$(25)	$411

	Year to date
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$4,778	$162	$(3)	$(253)	$4,684
Cost of sales	(1,518)	(37)	121	73	(1,361)
Cost of labor	(933)	(39)	(43)	52	(963)
Occupancy and other	(1,481)	(45)	28	78	(1,420)
Company restaurant expenses	$(3,932)	$(121)	$106	$203	$(3,744)
Restaurant profit	$846	$41	$103	$(50)	$940

The increase in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit for the quarter were cost favorability due to retail tax structure reform (primarily in cost of sales), partially offset by higher labor costs, including wage inflation of 8%, and Company same-store sales declines of 2%.

The year to date increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth, partially offset by refranchising. Year to date Company same-store sales were even. Significant other factors impacting Restaurant profit were the favorable impact of pricing and promotional mix, cost favorability due to the retail tax structure reform (primarily in cost of sales) and commodity deflation of 1%, partially offset by transaction declines and higher labor costs, including wage inflation of 8%.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by refranchising, net new unit growth and franchise same-store sales growth of 1%.

The year to date increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by refranchising, franchise same-store sales growth of 5% and net new unit growth.

G&A Expenses

The quarterly and year to date increases in G&A expenses, excluding the impact of foreign currency translation, were driven by higher incentive compensation, wage inflation and increased headcount.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by lower restaurant operating costs, including the favorable impact of the retail tax structure reform, and net new unit growth, partially offset by higher G&A expenses.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by lower restaurant operating costs, including the favorable impact of the retail tax structure reform, net new unit growth and same-store sales growth, partially offset by higher G&A expenses and higher restaurant impairment charges.

KFC Division

The KFC Division has 15,065 units, approximately 70% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 40% of both the Division’s units and profits, respectively, as of the end of 2015. Additionally, 90% of the KFC Division units were operated by franchisees and licensees as of the end of 2015. Our 2016 targets for the KFC Division include same-store sales growth of 3%, at least 475 net new international units and Operating Profit growth of 11%, excluding the impact of foreign currency translation and including the impact of a 53rd week.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2016	2015	Reported		Ex FX		2016	2015	Reported		Ex FX
Company sales	$521	$526	(1)		6		$1,469	$1,525	(4)		4
Franchise and license fees and income	202	195	4		8		591	584	1		6
Total revenues	$723	$721	—		7		$2,060	$2,109	(2)		5

Restaurant profit	$76	$68	11		19		$215	$213	1		9
Restaurant margin %	14.5%	12.9%	1.6	ppts.	1.6	ppts.	14.6%	13.9%	0.7	ppts.	0.6	ppts.

G&A expenses	$89	$96	7		3		$259	$275	6		1
Operating Profit	$160	$144	11		19		$469	$459	2		9
Operating margin %	22.2%	20.0%	2.2	ppts.	2.3	ppts.	22.8%	21.8%	1.0	ppts.	1.0	ppts.

	Quarter ended		Year to date
	2016	2015	2016	2015
System Sales Growth, reported	3%	(6)%	1%	(3)%
System Sales Growth, excluding FX	7%	6%	6%	7%
Same-Store Sales Growth %	4%	3%	2%	3%

			% Increase (Decrease)
Unit Count	9/3/2016	9/5/2015
Franchise & License	13,576	13,142	3
Company-owned	1,489	1,552	(4)
	15,065	14,694	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$526	$9	$23	$(37)	$521
Cost of sales	(182)	(3)	(6)	13	(178)
Cost of labor	(124)	(1)	(4)	8	(121)
Occupancy and other	(152)	2	(6)	10	(146)
Company restaurant expenses	$(458)	$(2)	$(16)	$31	$(445)
Restaurant profit	$68	$7	$7	$(6)	$76

	Year to date
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$1,525	$24	$35	$(115)	$1,469
Cost of sales	(526)	(9)	(6)	42	(499)
Cost of labor	(354)	(5)	(11)	24	(346)
Occupancy and other	(432)	1	(10)	32	(409)
Company restaurant expenses	$(1,312)	$(13)	$(27)	$98	$(1,254)
Restaurant profit	$213	$11	$8	$(17)	$215

The quarterly and year to date increases in Company sales associated with store portfolio actions were driven by net new unit growth, partially offset by refranchising. The quarterly and year to date increases in Restaurant profit associated with store portfolio actions were driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 5% and 2% for the quarter and year to date, respectively, partially offset by wage inflation and higher commodity costs.

Franchise and License Fees and Income

The quarterly and year to date increases in Franchise and license fees and income, excluding the impact of foreign currency translation, were driven by net new unit growth, franchise same-store sales growth of 4% and 2% for the quarter and year to date, respectively, and refranchising.

G&A Expenses

Quarterly and year to date decreases in G&A expenses, excluding the impact of foreign currency translation, were driven by lower pension costs in the U.S. and lower professional and legal fees, partially offset by higher compensation costs due to increased headcount and wage inflation in international markets.

Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impact of foreign currency translation, were driven by same-store sales and net new unit growth, partially offset by higher restaurant operating costs and advertising contributions associated with the KFC U.S. Acceleration Agreement.

Pizza Hut Division

The Pizza Hut Division has 14,179 units, approximately 55% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately 20% of both units and profits for the Division as of the end of 2015. Additionally, 95% of the Pizza Hut Division units were operated by franchisees and licensees as of the end of 2015. Our 2016 targets for the Pizza Hut Division include same-store sales growth of 3%, at least 325 net new international units and Operating Profit growth of 7%, excluding the impact of foreign currency translation and including the impact of a 53rd week.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2016	2015	Reported		Ex FX		2016	2015	Reported		Ex FX
Company sales	$106	$141	(25)		(24)		$363	$430	(16)		(14)
Franchise and license fees and income	124	123	1		3		378	372	2		4
Total revenues	$230	$264	(13)		(11)		$741	$802	(8)		(6)

Restaurant profit	$4	$11	(70)		(71)		$30	$42	(29)		(30)
Restaurant margin %	3.1%	7.8%	(4.7)	ppts.	(4.8)	ppts.	8.2%	9.8%	(1.6)	ppts.	(1.9)	ppts.

G&A expenses	$57	$60	7		5		$163	$180	10		7
Operating Profit	$61	$65	(6)		(5)		$212	$206	3		4
Operating margin %	26.7%	24.7%	2.0	ppts.	1.8	ppts.	28.6%	25.7%	2.9	ppts.	2.6	ppts.

	Quarter ended		Year to date
	2016	2015	2016	2015
System Sales Growth, reported	(2)%	(3)%	—%	(2)%
System Sales Growth, excluding FX	—%	2%	2%	2%
Same-Store Sales Growth %	(1)%	1%	1%	—%

			% Increase (Decrease)
Unit Count	9/3/2016	9/5/2015
Franchise & License	13,543	13,243	2
Company-owned	636	799	(20)
	14,179	14,042	1

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$141	$(35)	$2	$(2)	$106
Cost of sales	(40)	11	(1)	1	(29)
Cost of labor	(44)	12	(4)	—	(36)
Occupancy and other	(46)	9	(1)	1	(37)
Company restaurant expenses	$(130)	$32	$(6)	$2	$(102)
Restaurant profit	$11	$(3)	$(4)	$—	$4

	Year to date
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	2016
Company sales	$430	$(70)	$11	$(8)	$363
Cost of sales	(120)	21	(4)	3	(100)
Cost of labor	(133)	22	(8)	3	(116)
Occupancy and other	(135)	19	(4)	3	(117)
Company restaurant expenses	$(388)	$62	$(16)	$9	$(333)
Restaurant profit	$42	$(8)	$(5)	$1	$30

The quarterly decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit for the quarter were higher property and casualty losses and higher labor costs, partially offset by Company same-store sales growth of 2%.

The year to date decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising. Significant other factors impacting year to date Company sales and/or Restaurant profit were higher labor costs and property and casualty losses, partially offset by Company same-store sales growth of 3%.

Franchise and License Fees and Income

The quarterly and year to date increases in Franchise and license fees and income, excluding the impact of foreign currency translation, were driven by refranchising. Franchise same-store sales declined 1% for the quarter and were even for the year to date.

G&A Expenses

The quarterly and year to date decreases in G&A expenses, excluding the impact of foreign currency translation, were driven by lower U.S. pension costs, refranchising and lower professional and legal fees, partially offset by higher incentive compensation costs.

Operating Profit

The decrease in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by higher restaurant operating costs, partially offset by lower G&A expenses.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by lower G&A expenses and same-store sales growth, partially offset by higher restaurant operating costs.

Taco Bell Division

The Taco Bell Division has 6,511 units, the vast majority of which are in the U.S. The Company owns 14% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns. Our 2016 targets for the Taco Bell Division include same-store sales growth of 3%, at least 225 net new units and Operating Profit growth of 9%, including the impact of a 53rd week.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2016	2015	Reported		Ex FX		2016	2015	Reported		Ex FX
Company sales	$366	$366	—		—		$1,044	$1,073	(3)		(3)
Franchise and license fees and income	115	107	8		8		326	309	6		6
Total revenues	$481	$473	2		2		$1,370	$1,382	(1)		(1)

Restaurant profit	$79	$81	(2)		(2)		$226	$231	(2)		(2)
Restaurant margin %	21.7%	22.1%	(0.4)	ppts.	(0.4)	ppts.	21.6%	21.6%	—	ppts.	—	ppts.

G&A expenses	$49	$50	4		4		$140	$141	1		1
Operating Profit	$143	$132	9		9		$401	$386	4		4
Operating margin %	29.8%	27.8%	2.0	ppts.	2.0	ppts.	29.3%	27.9%	1.4	ppts.	1.4	ppts.

	Quarter ended		Year to date
	2016	2015	2016	2015
System Sales Growth, reported	5%	7%	4%	8%
System Sales Growth, excluding FX	5%	7%	4%	8%
Same-Store Sales Growth %	3%	4%	1%	5%

			% Increase (Decrease)
Unit Count	9/3/2016	9/5/2015
Franchise & License	5,610	5,398	4
Company-owned	901	923	(2)
	6,511	6,321	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2015	Store Portfolio Actions	Other	2016
Company sales	$366	$(7)	$7	$366
Cost of sales	(100)	3	1	(96)
Cost of labor	(101)	2	(6)	(105)
Occupancy and other	(84)	1	(3)	(86)
Company restaurant expense	$(285)	$6	$(8)	$(287)
Restaurant profit	$81	$(1)	$(1)	$79

	Year to date
Income / (Expense)	2015	Store Portfolio Actions	Other	2016
Company sales	$1,073	$(27)	$(2)	$1,044
Cost of sales	(298)	9	19	(270)
Cost of labor	(300)	8	(10)	(302)
Occupancy and other	(244)	6	(8)	(246)
Company restaurant expense	$(842)	$23	$1	$(818)
Restaurant profit	$231	$(4)	$(1)	$226

The decrease in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Restaurant profit were Company same-store sales growth of 2% and lower commodity costs, partially offset by higher labor costs and store-level investments.
The year to date decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Year to date Company same-store sales were even. Significant other factors impacting Restaurant profit were higher labor costs, transaction declines, and store level investments, partially offset by the favorable impact of pricing and lower commodity costs.
Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter was driven by franchise same-store sales growth of 3%, net new unit growth, and refranchising.

The increase in Franchise and license fees and income for the year to date was driven by net new unit growth, refranchising, and franchise same-store sales growth of 1%.

G&A Expenses

The quarterly and year to date decreases in G&A expenses were driven by lower U.S. pension costs, partially offset by higher compensation costs.

Operating Profit

The increase in Operating Profit for the quarter was driven by same-store sales growth and net new unit growth, partially offset by higher restaurant operating costs.

The year to date increase in Operating Profit was driven by net new unit growth and same-store sales growth, partially offset by higher restaurant operating costs and refranchising.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2016	2015	% B/(W)		2016	2015	% B/(W)
Corporate G&A expenses	$(80)	$(32)	NM		$(196)	$(122)	(61)
Unallocated franchise and license fees and income	(1)	—	NM		(2)	—	NM
Unallocated franchise and license expenses	1	(21)	NM		(15)	(31)	49
Unallocated refranchising gain (loss) (See Note 4)	25	(2)	NM		85	(60)	NM
Other unallocated	(3)	(10)	67		4	(19)	NM
Interest expense, net	(87)	(32)	NM		(164)	(99)	(67)
Income tax benefit (provision) (See Note 7)	65	(145)	NM		(183)	(358)	49
Effective tax rate (See Note 7)	(11.6)%	25.3%	36.9	ppts.	11.8%	25.9%	14.1	ppts.

Corporate G&A Expenses

The quarterly and year to date increases in Corporate G&A expenses were driven by incremental costs associated with YUM's Strategic Transformation Initiatives (See Note 4), costs associated with the planned spin-off of the China business and YUM recapitalization (See Note 4) and higher incentive compensation costs.

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

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

U.S. Pension Plan Deferred Vested Early Payout Program

On September 8, 2016, the Company began informing certain former employees with deferred vested balances in the Plan of a limited opportunity to voluntarily elect an early payout of their pension benefits. The payout can be in the form of a lump sum payment equal to the present value of the participant's pension benefit or through a monthly annuity. These former employees have until October 25, 2016 to make their elections. The Company expects to make the lump sum payments and commence the monthly annuity payments beginning in December 2016 and intends to fund the payments from existing pension plan assets. The Company expects to record a pre-tax non-cash settlement charge in the fourth quarter of 2016 of between $30 million and $50 million as a result of these payouts. The amount of the charge will depend upon the total amount of lump sums paid. These amounts will be classified within Special Items due to the significant and non-recurring nature of this program.

Consolidated Cash Flows

Net cash provided by operating activities was $1,542 million in 2016 versus $1,817 million in 2015. The decrease was largely driven by higher tax payments and an increase in restricted cash primarily due to requirements related to the Securitization Notes (See Note 10).

Net cash used in investing activities was $346 million in 2016 versus $522 million in 2015. The decrease was primarily driven by lower capital spending and higher refranchising proceeds.

Net cash provided by financing activities was $983 million in 2016 versus cash used of $1,019 million in 2015. The increase in cash provided was primarily driven by higher proceeds from net borrowings, partially offset by higher share repurchases.

Consolidated Financial Condition

During the year to date ended September 3, 2016, we issued $6.9 billion in new debt and repaid $900 million of borrowings that were outstanding as of December 26, 2015. See Note 10 for details on these debt issuances and repayments. Shareholder's Equity (Deficit) declined $2.8 billion due primarily to share repurchases of $3.8 billion. Additionally, Deferred income taxes increased by $224 million due primarily to tax benefits recognized related to our Little Sheep Investment (See Note 7).

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

We intend to spin-off our China business from YUM into an independent, publicly-traded company on October 31, 2016. Upon completion of the planned spin-off, YUM will become more of a “pure play” franchisor with more stable earnings, higher profit margins, lower capital requirements and stronger cash flow conversion. As part of this transition we are returning $6.2 billion in capital to our shareholders in connection with the separation of our China business. Since we announced our intention to separate the China business we have repurchased 58 million shares for $4.6 billion through September 3, 2016, of which 46 million shares were repurchased for $3.8 billion during the year to date ended September 3, 2016.

This return of capital is being funded primarily through incremental borrowings that were made to optimize our capital structure. We anticipate having a total company-wide leverage of approximately five times EBITDA subsequent to the spin-off of our China business.

We began returning this capital by increasing our rate of share repurchases in October 2015. In December 2015, we entered into a $1.5 billion Bridge Facility to help fund these share repurchases. In March 2016, we amended the Bridge Facility to increase the total amount available for borrowing to $2.0 billion, of which the full amount was drawn down and outstanding as of March 19, 2016.

Securitization Notes. In May 2016, Taco Bell Funding, LLC, a newly formed special purpose subsidiary of the Company, issued an aggregate of $2.3 billion of fixed rate senior secured notes (“Class A-2 Notes”). In connection with the issuance of the Class A-2 Notes, Taco Bell Funding, LLC also issued variable rate notes (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Securitization Notes”) pursuant to a new revolving financing facility, which allows for the borrowing of up to $100 million and the issuance of letters of credit (undrawn through September 3, 2016). The Class A-2 Notes contain cross-default provisions whereby the failure to pay principal on any outstanding Securitization Notes will constitute an event of default under any other Securitization Notes.

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

Credit Agreement. On June 16, 2016, three wholly-owned subsidiaries of the Company, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as co-borrowers (the "Borrowers") entered into a new credit agreement (the “Credit Agreement”) providing for (i) a $500 million Term Loan A facility (the “Term Loan A Facility”), (ii) a $2.0 billion Term Loan B facility (the “Term Loan B Facility”) and (iii) a $1.0 billion revolving facility (undrawn through September 3, 2016) (the “Revolving Facility”), each of which may be increased subject to certain conditions. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

Subsidiary Senior Unsecured Notes. On June 16, 2016, the Borrowers issued an aggregate of $1.05 billion Senior Unsecured Notes due 2024 and an aggregate of $1.05 billion Senior Unsecured Notes due 2026 (together, the “Subsidiary Senior Unsecured Notes”). Our Subsidiary Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of the indebtedness of certain subsidiaries with a principal amount in excess of $100 million or the failure to pay principal of such indebtedness will constitute an event of default under the Subsidiary Senior Unsecured Notes.

We used certain of the proceeds from the Subsidiary Senior Unsecured Notes and the Term Loan A Facility and the Term Loan B Facility to repay all outstanding amounts under our senior unsecured revolving credit facility (the “ Senior Unsecured Revolving Credit Facility”) which had outstanding borrowings of $701 million as of December 26, 2015. Concurrent with this repayment the Senior Unsecured Revolving Credit Facility was terminated. The remaining proceeds are being used to return capital to shareholders through share repurchases and for general corporate purposes.

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes with varying maturity dates from 2018 through 2043 and stated interest rates ranging from 3.75% to 6.88%. The notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under YUM Senior Unsecured Notes were $2.2 billion at September 3, 2016. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice. We were in compliance with all of our debt covenant requirements at September 3, 2016.

As a result of issuing the Securitization Notes and the Subsidiary Senior Unsecured Notes and executing the Credit Agreement we have completed our recapitalization plan. We currently expect full year 2016 interest expense of approximately $300 million and annualized interest expense of approximately $430 million based on existing debt levels and current interest rates on our variable-rate debt.

See Note 10 for details on the issuance of the Securitization Notes, Subsidiary Senior Unsecured Notes and the Credit Agreement.

During the year to date ended September 3, 2016 we invested $546 million in capital spending, including $268 million in China, $134 million in the KFC Division, $49 million in the Pizza Hut Division and $87 million in the Taco Bell Division.

During the year to date ended September 3, 2016 we paid cash dividends of $559 million in addition to the returns of capital to shareholders noted above. Additionally, on September 23, 2016 our Board of Directors approved a cash dividend of $0.51 per share of Common Stock, to be distributed on November 4, 2016 to shareholders of record at the close of business on October 19, 2016.

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

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company in our first quarter of fiscal 2017 with early adoption permitted. Upon adoption of this standard, excess tax benefits associated with share-based compensation, which are currently recognized within Common Stock, will be reflected within the income tax provision in our Consolidated Statements of Income. Additionally, our Consolidated Statements of Cash Flows will present such excess tax benefits, which are currently presented as a financing activity, as an operating activity. The impact of adopting this standard on our consolidated financial statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have market risk exposure to changes in interest rates, principally in the U.S. On June 16, 2016, we issued $2.5 billion of new variable rate debt as part of our recapitalization related to the planned separation of our China business. We have attempted to minimize the interest rate risk related to variable-rate interest payments on $1.55 billion of this new variable-rate debt through the use of interest rate swaps. Further, all variable-rate debt existing as of December 26, 2015, has been repaid, resulting in $950 million of variable-rate debt outstanding, which includes consideration of related interest rate swaps, as of September 3, 2016. See Note 10 for details on these debt issuances and repayments and Note 11 for details related to interest rate swaps.

As of September 3, 2016, a hypothetical 100 basis-point increase in short-term interest rates, would result, over the following twelve-month period, in an increase of approximately $10 million in Interest expense, net within our Condensed Consolidated Statement of Income. The estimated increase is based upon the current level of variable-rate debt that has not been swapped to fixed and assumes no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents.

On May 11, 2016, we issued $2.3 billion in fixed-rate Securitization Notes and on June 11, 2016, we issued $2.1 billion of fixed-rate Senior Unsecured Notes. We also repaid $300 million of fixed-rate Senior Unsecured Notes during the second quarter of 2016. The fair value of our cumulative fixed-rate debt of $6.6 billion as of September 3, 2016 would decrease approximately $381 million as a result of the same hypothetical 100 basis-point increase. At September 3, 2016 a hypothetical 100 basis-point decrease in short-term interest rates would decrease the fair value of our interest rate swaps approximately $52 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration.

Other than the change in interest rate risk noted above, there were no material changes during the quarter ended September 3, 2016 to the disclosures made in Item 7A of the Company’s 2015 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 3, 2016.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  These statements often include words such as “may,” “will,” “estimate,” “intend,” “seek,” “expect,” “project,” “anticipate,” “believe,” “plan,” “could,” “target,” “predict,” “likely,” “should,” “forecast,” “outlook,” “model,” “ongoing” or other similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions or projections concerning future results or events, including, without limitation, statements regarding the intended capital return to shareholders, the planned separation of the Yum! Brands and Yum! China businesses, the timing of any such separation, the future earnings and performance as well as capital structure of Yum! Brands, Inc. or any of its businesses, including the Yum! Brands and Yum! China businesses on a standalone basis if the separation is completed. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 and any Risk Factors in Part II, Item 1A of this report, (ii) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 26, 2015 and (iii) the factors described in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 26, 2015. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
YUM! Brands, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of September 3, 2016, the related condensed consolidated statements of income and comprehensive income for each of the quarters and the year-to-date periods ended September 3, 2016 and September 5, 2015, and the related condensed consolidated statements of cash flows for the year-to-date periods ended September 3, 2016 and September 5, 2015. These condensed consolidated financial statements are the responsibility of YUM’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 26, 2015, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity, for the year then ended not presented herein; and in our report dated February 16, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 26, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Louisville, Kentucky
October 11, 2016

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2015, as supplemented by the disclosure under Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 11, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 3, 2016 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
6/12/16-7/9/16	8,329	$83.13	8,329	$3,005

7/10/16-8/6/16	7,920	$88.37	7,920	$2,305

8/7/16-9/3/16	7,766	$90.12	7,766	$1,604
Total	24,015	$87.12	24,015	$1,604

On May 20, 2016 our Board of Directors authorized share repurchases through December 2016 of up to $4.2 billion (excluding applicable transaction fees) of our outstanding Common Stock. This authorization superseded all previous authorizations. For the quarter ended September 3, 2016, all share repurchases were made under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	October 11, 2016	/s/ David E. Russell
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)