Form 10-K
period 2016-12-31
YUM BRANDS INC
filed 2017-02-22
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[•]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2016

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 11, 2016 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $31.1 billion.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 14, 2017 was 353,844,095 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 19, 2017 are incorporated by reference into Part III.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections as well as our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. The forward-looking statements included in this Form 10-K are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

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

Financial Information about Operating Segments and General Development of the Business

As of December 31, 2016, YUM consists of three operating segments:

•	The KFC Division which includes the worldwide operations of the KFC concept

•	The Pizza Hut Division which includes the worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes the worldwide operations of the Taco Bell concept

Effective January 2016, the India Division was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results were not impacted, we have restated our historical segment information for consistent presentation.

On October 31, 2016 (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). On the Distribution Date, we distributed to each of our shareholders of record as of the close of business on October 19, 2016 (the “Record Date”) one share of Yum China common stock for each share of our Common Stock held as of the Record Date. The distribution was structured to be a tax free distribution to our U.S. shareholders for federal income tax purposes in the United States. Yum China’s common stock now trades on the New York Stock Exchange ("NYSE") under the symbol “YUMC.” After the distribution, we do not beneficially own any shares of Yum China common stock.

Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations, assets and liabilities, and cash flows of the separated business are presented as discontinued operations in our Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented. See additional information related to the impact of the Separation in Item 8, Note 4 to the Consolidated Financial Statements.

Operating segment information for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 for the Company is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and in the related Consolidated Financial Statements in Part II, Item 8.

Narrative Description of Business

General

YUM has over 43,500 restaurants in more than 135 countries and territories.  Through the three concepts of KFC, Pizza Hut and Taco Bell (the “Concepts”), the Company develops, operates or franchises a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items.  Units are operated by a Concept or by independent franchisees or licensees under the terms of franchise or license agreements, which require payment of sales-based fees for use of our Concepts' brands.  The terms "franchise" or "franchisee" within this Form 10-K are meant to describe third parties that operate units under either franchise or license agreements. Franchisees can range in size from individuals owning just one restaurant to large publicly-traded companies.

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

The franchise programs of the Company are designed to promote consistency and quality, and the Company is selective in granting franchises.  The Company utilizes both store-level franchise and master franchise programs to grow its businesses. Under store-level franchise agreements, franchisees supply capital – initially by paying a franchise fee to YUM, by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business.  Franchisees contribute to the Company’s revenues on an ongoing basis through the payment of royalties based on a percentage of sales (usually 4% - 6%). Under master franchise arrangements, the Company enters into agreements that allow master franchisees to operate restaurants as well as sub-franchise within certain geographic territories. Master franchisees are responsible for overseeing development within their territories and collect initial fees and royalties from sub-franchisees. Master franchisees often pay royalties at a reduced rate to the Company. Our largest master franchisee, Yum China, pays a 3% license fee on system sales of our Concepts in mainland China to the Company.

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

•	KFC operates in 128 countries and territories throughout the world. As of year end 2016, KFC had 20,604 units. 93 percent of the KFC units are franchised.

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

•	Pizza Hut operates in 103 countries and territories throughout the world. As of year end 2016, Pizza Hut had 16,409 units. 97 percent of the Pizza Hut units are franchised.

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

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold.

•	Taco Bell operates in 22 countries and territories throughout the world. As of year end 2016, there were 6,604 Taco Bell units, primarily in the U.S. 87 percent of the Taco Bell units are franchised.

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, quesadillas, salads, nachos and other related items.  Taco Bell offers breakfast items in its U.S. stores. Taco Bell units feature a distinctive bell logo on their signage.

Restaurant Operations

Through its Concepts, YUM develops, operates and franchises a worldwide system of both traditional and non-traditional Quick Service Restaurants ("QSR").  Traditional units feature dine-in, carryout and, in some instances, drive-thru or delivery services.  Non-traditional units include express units and kiosks which have a more limited menu, usually generate lower sales volumes and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

Restaurant management structure varies by Concept and unit size.  Generally, each Concept-owned restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant.  Each Concept issues detailed manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for all aspects of restaurant operations, including food safety and quality, food handling and product preparation procedures, equipment maintenance, facility standards and accounting control procedures.  The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our proprietary systemwide program for training, measuring and rewarding employee performance against key customer measures.  CHAMPS is intended to align the operating processes of our entire system around one core set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Coaches, where sufficient scale allows.  Area Coaches typically work with approximately six to twelve restaurants.  Various senior operators visit restaurants from time to time to promote adherence to system standards and mentor restaurant team members.

Supply and Distribution

The Company and franchisees of the Concepts are substantial purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken, cheese, beef and pork products, paper and packaging materials. The Company has not experienced any significant continuous shortages of supplies, and alternative sources for most of these products are generally available.  Prices paid for these supplies fluctuate.  When prices increase, the Concepts may attempt to pass on such increases to their customers, although there is no assurance that this can be done practically.

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

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third-party distribution companies.  In the U.S., McLane Foodservice, Inc. is the exclusive distributor for the majority of items used in Company-owned restaurants and for a substantial number of franchisee stores.

Outside the U.S., we and our franchisees primarily use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors. We and our franchisees have approximately 5,800 food and paper suppliers, including U.S.-based suppliers that export to many countries.

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

The use of these marks by franchisees has been authorized in our franchise agreements.  Under current law and with proper use, the Company’s rights in its marks can generally last indefinitely.  The Company also has certain patents on restaurant equipment which, while valuable, are not material to its business.

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7 and the Consolidated Statements of Cash Flows in Part II, Item 8.

Seasonal Operations

The Company does not consider its operations to be seasonal to any material degree.

Competition

The retail food industry, in which our Concepts compete, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service reputation, restaurant location and attractiveness and maintenance of properties. Competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas. The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Each of the Concepts competes with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.  Given the various types and vast number of competitors, our Concepts do not constitute a significant portion of the retail food industry in terms of number of system units or system sales, either on a worldwide or individual country basis.

Research and Development (“R&D”)

The Company operates R&D facilities in Plano, Texas (KFC and Pizza Hut Divisions); Irvine, California (Taco Bell Division); Louisville, Kentucky (KFC U.S.) and several other locations outside the U.S.  In addition to Company R&D, we regularly also engage independent suppliers to conduct research and development activities for the benefit of the YUM system. The Company expensed $24 million, $24 million and $25 million in 2016, 2015 and 2014, respectively, for R&D activities.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2016, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

International Operations.  The Company’s restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting U.S. restaurants.  The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and anti-corruption laws.

See Item 1A "Risk Factors" for a discussion of risks relating to federal, state, local and international regulation of our business.

Employees

As of year end 2016, the Company and its subsidiaries employed approximately 90,000 persons. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company and its Concepts consider their employee relations to be good.

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

Food-borne illnesses, such as E. coli, hepatitis A, trichinosis and salmonella, occur or may occur within our system from time to time.  In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us or one of our Concepts’ restaurants, including restaurants operated by us or our Concepts’ franchisees, or linking our competitors or our industry generally, to instances of food-borne illness or food safety issues could adversely affect our Concepts’ brands and reputations as well as our revenues and profits, and possibly lead to product liability claims, litigation and damages.  If a customer of our Concepts becomes ill as a result of food safety issues, restaurants in our system may be temporarily closed, which would decrease our revenues.  In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales or the sales of our Concepts’ franchisees. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Health concerns arising from outbreaks of viruses or other diseases may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, including various strains of avian flu or swine flu, such as H1N1. The occurrence of such an outbreak of an epidemic illness or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of restaurants, which would severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Our operations could be disrupted if any of our employees or employees of our business partners were suspected of having the avian flu or swine flu, since this could require us or our business partners to quarantine some or all of such employees or disinfect our restaurant facilities. Outbreaks of avian flu occur from time to time around the world, and such outbreaks have resulted in confirmed human cases. It is possible that outbreaks could reach pandemic levels.  Public concern over avian flu generally may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. This would likely result in lower revenues and profits. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact our profit margins and revenues.

Furthermore, other viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants.  We could also be adversely affected if jurisdictions in which our Concepts’ restaurants operate impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may affect our business.

Our operating results and growth strategies are closely and increasingly tied to the success of our Concepts’ franchisees.

A significant and growing portion of our restaurants are operated by our Concepts’ franchisees. In October 2016, in connection with the spin-off of our China business, we announced our plan to become at least 98% franchised by the end of 2018. Our refranchising efforts will increase our dependence on the financial success and cooperation of our Concepts’ franchisees. In addition, our long-term system sales growth targets depend on an acceleration of our historical net system unit growth rate. Nearly all of this unit growth is expected to result from new unit openings by our franchisees. If our franchisees do not meet our expectations for new unit development, we may fall short of our system sales growth targets.

We have limited control over how our Concepts’ franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating results through decreased royalty payments. If our Concepts’ franchisees incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy.  If a significant franchisee or a significant number of our Concepts’ franchisees become financially distressed, our operating results could be impacted through reduced or delayed royalty payments. In addition, we are contingently liable on certain of our Concepts’ franchisees’ lease agreements, including lease agreements that we have guaranteed or assigned to franchisees in connection with refranchising of certain Company restaurants, and our operating results could be impacted by any increased rent obligations for such leased properties.

Our success also depends on the willingness and ability of our Concepts’ franchisees to implement major initiatives, which may include financial investment. Our Concepts may be unable to successfully implement strategies that we believe are necessary for further growth if their franchisees do not participate, which in turn may harm the growth prospects and financial condition of the Company. Additionally, the failure of our Concepts’ franchisees to focus on the fundamentals of restaurant operations, such as quality service and cleanliness (even if such failures do not rise to the level of breaching the related franchise documents), could have a negative impact on our business.

We may not successfully implement our transformation initiatives or fully realize the anticipated benefits from the transformation.

On October 11, 2016, we announced our strategic transformation plans to drive global expansion of our KFC, Pizza Hut and Taco Bell brands following the spin-off of our China business. Among other things, this transformation includes a plan to become at least 98% franchised by the end of 2018 and to significantly reduce annual capital expenditures and our general and administrative costs, each by the end of 2019. We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits of this transformation, including the anticipated levels of cost savings and efficiency, within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives or execute successfully on our transformation strategy, in the expected timeframes or at all. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.

We have significant exposure to the Chinese market through our largest franchisee, Yum China, which subjects us to risks that could negatively affect our business.

In connection with the spin-off of our China business in October 2016, we entered into a Master License Agreement with Yum China pursuant to which Yum China is the exclusive licensee of the KFC, Pizza Hut and Taco Bell Concepts and their related marks and other intellectual property rights for restaurant services in China. Following the spin-off, Yum China is now our largest franchisee, and our overall financial results are significantly affected by Yum China’s results, and our business is exposed to risks in China. These risks include, among others, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), consumer preferences, the regulatory environment, as well as increased media scrutiny of our business and industry, fluctuations in foreign exchange rates and increased competition.  In addition, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China operations if Chinese consumers reduce the frequency of their visits to Yum China’s restaurants.   Chinese law regulates the scope of our business conducted within China. Our business is therefore subject to numerous uncertainties based on the policies of the Chinese government, as they may change from time to time.

Our relationship with Yum China is governed by a Master License Agreement, which may be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of Yum China. In addition, if we are unable to enforce our intellectual property or contract rights in China, if Yum China is unable or unwilling to satisfy its obligations under the Master License Agreement, or if the Master License Agreement is otherwise terminated, it could result in an interruption in the operation of our brands that have been exclusively licensed to Yum China for use in China. Such interruption could result in a delay in or loss of royalty income to us, which would negatively impact our financial results.

Our international operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated in countries and territories outside of the U.S., including in emerging markets, and we intend to continue expansion of our international operations.  As a result, our business is increasingly exposed to risks inherent in international operations.  These risks, which can vary substantially by country, include political instability, corruption and social and ethnic unrest, as well as changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment, income and non-income based tax rates and laws, foreign exchange control regimes, consumer preferences and the laws and policies that govern foreign investment in countries where our restaurants are operated. In addition, our franchisees do business in jurisdictions that may be subject to trade or economic sanction regimes. Any failure to comply with such sanction regimes or other similar laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of business licenses, or a cessation of operations at our franchisees’ businesses, as well as damage to our and our Concepts’ brands’ images and reputations, all of which could harm our profitability.

Foreign currency risks and foreign exchange controls could adversely affect our financial results.

Our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  More specifically, an increase in the value of the U.S. dollar relative to other currencies, such as the Chinese Renminbi (“RMB”), Australian Dollar, the British Pound and the Euro, as well as currencies in certain other markets, such as the Malaysian Ringgit and Russian Ruble, could have an adverse effect on our reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows. In addition, the Chinese government restricts the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Yum China’s income is almost exclusively derived from the earnings of its Chinese subsidiaries, with substantially all revenues of its Chinese subsidiaries denominated in RMB. Any significant fluctuation in the value of the RMB could materially impact the U.S. dollar value of royalty payments made to us by Yum China, which could result in lower revenues. In addition restrictions on the conversion of RMB to U.S. dollars or further restrictions on the remittance of currency out of China could result in delays in the remittance of Yum China’s license fee, which could impact our liquidity.

Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

We receive and maintain certain personal, financial and other information about our customers, employees and franchisees. The use and handling of this information is regulated by evolving and increasingly demanding laws and regulations in various jurisdictions, as well as by certain third-party contracts. If our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident or if our employees, franchisees or vendors fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure.

Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we, our Concepts and our Concepts’ franchisees do business. Our failure to adhere to or successfully implement appropriate processes in this area could result in legal liability or impairment to our and our brands’ reputations.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information via social media could harm our business, reputation, financial condition, and results of operations, regardless of the information’s accuracy. The damage may be immediate without affording us an opportunity for redress or correction.

In addition, social media is frequently used by our Concepts to communicate with their respective customers and the public in general. Failure by our Concepts to use social media effectively or appropriately, particularly as compared to our Concept’s respective competitors, could lead to a decline in brand value, customer visits and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our Concepts’ brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The products sold by our Concepts and their franchisees are sourced from a wide variety of domestic and international suppliers. We, along with our Concepts’ franchisees, are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices.  Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of items we use and the operations of our restaurants.  Such shortages or disruptions could be caused by inclement weather, natural disasters, increased demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control or the control of our Concepts’ franchisees.  In the U.S., the Company, along with representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, are members of Restaurant Supply Chain Solutions, LLC (“RSCS"), which is responsible for purchasing certain restaurant products and equipment. Any failure or inability of RSCS to perform its purchasing obligations could result in shortages or interruptions in the availability of food and other supplies.

A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to restaurant operations, which in turn could lead to restaurant closures and/or a decrease in sales.  In addition, failure by a key supplier or distributor for our Concepts and/or our Concepts’ franchisees to meet its service requirements could lead to a disruption of service or supply until a new supplier or distributor is engaged, and any disruption could have an adverse effect on our business.

We may not achieve our target development goals, aggressive development could cannibalize existing sales and new restaurants may not be profitable.

Our growth strategy depends on our and our franchisees’ ability to increase our net restaurant count in markets around the world, especially in emerging markets.  The successful development of new units depends in large part on the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants profitably.  We cannot guarantee that we, or our Concepts’ franchisees, including Yum China, will be able to achieve our expansion goals or that new restaurants will be operated profitably.  Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants.  Other risks that could impact our ability to increase the number of our restaurants include prevailing economic conditions and our, or our Concepts’ franchisees’, ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified restaurant crews and meet construction schedules.

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

In addition, the new restaurants could impact the sales of our Concepts’ existing restaurants nearby.  There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

Labor shortages or difficulty finding qualified employees could slow our growth, harm our business and reduce our profitability.

Restaurant operations are highly service-oriented and our success depends in part upon our and our Concepts’ franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers and other crew members. The market for qualified employees in our industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants by us and our Concepts’ franchisees and could adversely impact our Concepts’ existing restaurants. Any such delays, material increases in employee turnover rate in existing restaurants or widespread employee dissatisfaction could have a material adverse effect on our and our Concepts’ franchisees’ business and results of operations.

In addition, strikes, work slowdowns or other job actions may become more common in the U.S. In the event of a strike, work slowdown or other labor unrest, the ability to adequately staff our Concept’s restaurants could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

Changes in labor and other operating costs could adversely affect our results of operations.

An increase in the costs of employee wages, benefits and insurance (including workers’ compensation, general liability, property and health) as well as other operating costs such as rent and energy costs could adversely affect our operating results.  Such increases could result from government imposition of higher minimum wages or from general economic or competitive conditions. Any increase in such operating expenses could adversely affect our and our Concepts’ franchisees’ profit margins. In addition, competition for qualified employees could also compel us or our Concepts’ franchisees to pay higher wages to attract or retain key crew members, which could result in higher labor costs and decreased profitability.

A broader standard for determining joint employer status may adversely affect our business operations and increase our liabilities resulting from actions by our Concepts’ franchisees.

In 2015, the National Labor Relations Board (the “NLRB”) adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. In addition, the general counsel’s office of the NLRB has issued complaints naming McDonald’s Corporation as a joint employer of workers at its franchisees for alleged violations of the U.S. Fair Labor Standards Act. The NLRB’s proposed and evolving joint employer liability standard could cause us or our Concepts to be liable or held responsible for unfair labor practices, violations of wage and hour laws, and other violations and could also require our Concepts to conduct collective bargaining negotiations, regarding employees of our Concepts’ franchisees. Further, there is no assurance that we or our Concepts will not receive similar complaints as McDonald’s Corporation in the future, which could result in legal proceedings based on the actions of our Concepts’ franchisees. In such events, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.

An increase in food prices may have an adverse impact on our and our franchisees’ profit margins.

Our and our Concepts’ franchisees’ businesses depend on reliable sources of large quantities of raw materials such as protein (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Raw materials purchased for use in our Concepts’ restaurants are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as weather conditions or natural events or disasters that affect expected harvests of such raw materials. As a result, the historical prices of raw materials used in the operation of our Concepts’ restaurants have fluctuated. We cannot assure you that we or our Concepts’ franchisees will continue to be able to purchase raw materials at reasonable prices, or that raw materials prices will remain stable in the future. In addition, a significant increase in gasoline prices could result in the imposition of fuel surcharges by our distributors.

Because we and our Concepts’ franchisees provide competitively priced food, we may not have the ability to pass through to our customers the full amount of any commodity price increases. If we and our Concepts’ franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, it may have an adverse impact on our and our franchisees’ profit margins.

Our Concepts’ brands may be limited or diluted through franchisee and third-party activity.

Although we monitor and regulate franchisee activities through our franchise agreements, franchisees or other third parties may refer to or make statements about our Concepts’ brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our Concepts’ brands or place our Concepts’ brands in a context that may tarnish their reputation. This may result in dilution of or harm to our intellectual property or the value of our Concept’s brands.
Franchisee noncompliance with the terms and conditions of our franchise agreements may reduce the overall goodwill of our Concepts’ brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our Concepts’ brands, resulting in consumer confusion or dilution. Any reduction of our Concepts’ brands’ goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and results of operations.

Our success depends substantially on our corporate reputation and on the value and perception of our brands.

Our success depends in large part upon our ability and our Concepts’ franchisees’ ability to maintain and enhance the value of our brands and our customers’ loyalty to our brands.  Brand value is based in part on consumer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring, and whether originating from us, franchisees, competitors, suppliers or distributors, can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation.  For example, our Concepts’ brands could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our suppliers, distributors or franchisees, regardless of whether such claims or perceptions are true. Similarly, entities in our supply chain may engage in conduct, including alleged human rights abuses or environmental wrongdoing, and any such conduct could damage our or our Concepts’ brands’ reputations. Any such incidents (even if resulting from actions of a competitor or franchisee) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Concepts’ brands and/or our products and reduce consumer demand for our products, which would likely result in lower revenues and profits. Additionally, our corporate reputation could suffer from a real or perceived failure of corporate governance or misconduct by a company officer, or an employee or representative of us or a franchisee.

We could be party to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We are regularly involved in legal proceedings, which include consumer, employment, real estate related, tort, intellectual property, breach of contract, securities, derivative and other litigation (see the discussion of Legal Proceedings in Note 20 to the consolidated financial statements included in Item 8 of this Form 10-K). Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated.  Regardless of whether any such claims have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend and may divert resources and management attention away from our operations and negatively impact reported earnings.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results of operations.

In addition, the restaurant industry around the world has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to customer health issues, including weight gain and other adverse effects. These concerns could lead to an increase in the regulation of the content or marketing of our products. We may also be subject to such claims in the future and, even if we are not, publicity about these matters (particularly directed at the quick service and fast-casual segments of the retail food industry) may harm our reputation and adversely affect our business, financial condition and results of operations.

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

•	Laws and regulations in government-mandated health care benefits such as the Patient Protection and Affordable Care Act.

•	Laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling.

•	Laws relating to state and local licensing.

•	Laws relating to the relationship between franchisors and franchisees.

•
Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws prohibiting the use of certain “hazardous equipment” by employees younger than the age of 18 years of age, and fire safety and prevention.

•	Laws and regulations relating to union organizing rights and activities.

•	Laws relating to information security, privacy, cashless payments, and consumer protection.

•	Laws relating to currency conversion or exchange.

•	Laws relating to international trade and sanctions.

•	Tax laws and regulations.

•	Anti-bribery and anti-corruption laws.

•	Environmental laws and regulations.

•	Federal and state immigration laws and regulations in the U.S.

Compliance with new or existing laws and regulations could impact our operations. The compliance costs associated with these laws and regulations could be substantial. Any failure or alleged failure to comply with these laws or regulations could adversely affect our reputation, international expansion efforts, growth prospects and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. Publicity relating to any such noncompliance could also harm our reputation and adversely affect our revenues.

Failure to comply with anti-bribery or anti-corruption laws could adversely affect our business operations.

The U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing emphasis and enforcement around the world. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, agents or other third parties will not take actions in violation of our policies or applicable law, particularly as we expand our operations in emerging markets and elsewhere. Any such violations or suspected violations could subject us to civil or criminal penalties, including substantial fines and significant investigation costs, and could also materially damage our reputation, brands, international expansion efforts and growth prospects, business and operating results. Publicity relating to any noncompliance or alleged noncompliance could also harm our reputation and adversely affect our revenues and results of operations.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

A significant percentage of our income is earned outside the U.S. and currently taxed at lower rates than the U.S. statutory rates.  However, if the cash generated by our U.S. business is not sufficient to meet our need for cash in the U.S., we may need to repatriate a greater portion of our international earnings to the U.S. in the future. We are required to record U.S. income tax expense in our financial statements at the point in time when our management determines that we no longer have the ability and intent to indefinitely postpone tax consequences related to those international earnings. This could cause our worldwide effective tax rate to increase materially.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. We are also subject to regular reviews, examinations and audits by the U.S. Internal Revenue Service (“IRS”) and other taxing authorities with respect to such income and non-income based taxes inside and outside of the U.S. If the IRS or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties.  Payment of such additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in legislation, regulation or interpretation of existing laws and regulations in the U.S. and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our operating results and financial condition.

The Yum China spin-off and certain related transactions could result in substantial U.S. tax liability.

We received opinions of outside counsel substantially to the effect that, for U.S. federal income tax purposes, the Yum China spin-off and certain related transactions qualify as generally tax-free under Sections 355 and 361 of the U.S. Internal Revenue Code. The opinions relied on various facts and assumptions, as well as certain representations as to factual matters and undertakings (including with respect to future conduct) made by Yum China and us. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we may not be able to rely on these opinions of outside counsel. Accordingly, notwithstanding receipt of the opinions of outside counsel, the conclusions reached in the tax opinions may be challenged by the IRS. Because the opinions are not binding on the IRS or the courts, there can be no assurance that the IRS or the courts will not prevail in any such challenge.

If, notwithstanding receipt of any opinion, the IRS were to conclude that the Yum China spin-off was taxable, in general, we would recognize taxable gain as if we had sold the Yum China common stock in a taxable sale for its fair market value. In addition, each U.S. holder of our Common Stock who received shares of Yum China common stock in the spin-off transaction would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the shares of Yum China common stock received. That distribution would be taxable to each such U.S. stockholder as a dividend to the extent of our current and accumulated earnings and profits. For each such U.S. stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in our shares of Common Stock with any remaining amount being taxed as a capital gain.

The Yum China spin-off may be subject to China indirect transfer tax.

In February 2015, the Chinese State Administration of Taxation (“SAT”) issued the Bulletin on Several Issues of Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-resident Enterprises (“Bulletin 7”). Pursuant to Bulletin 7, an “indirect transfer” of Chinese taxable assets, including equity interests in a China resident enterprise (“Chinese interests”), by a non-resident enterprise, may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor has avoided payment of Chinese enterprise income tax. Using general anti-tax avoidance provisions, the SAT may treat an indirect transfer as a direct transfer of Chinese interests if the transfer has avoided Chinese tax by way of an arrangement without reasonable commercial purpose. As a result, gains derived from such indirect transfer may be subject to Chinese enterprise income tax, and the transferee or other person who is obligated to pay for the transfer would be obligated to withhold the applicable taxes, currently at a rate of up to 10% of the capital gain in the case of an indirect transfer of equity interests in a China resident enterprise.

We evaluated the potential applicability of Bulletin 7 in connection with the Separation in the form of a tax free restructuring and believe it is more likely than not that Bulletin 7 does not apply. We believe that the restructuring has reasonable commercial purpose.

However, given how recently Bulletin 7 was promulgated, there are significant uncertainties regarding what constitutes a reasonable commercial purpose, how the safe harbor provisions for group restructurings are to be interpreted and how the Chinese tax authorities will ultimately view the spin-off. As a result, our position could be challenged by the Chinese tax authorities resulting in a tax at a rate of 10% assessed on the difference between the fair market value and the tax basis of Yum China. As our tax basis in Yum China was minimal, the amount of such a tax could be significant and have a material adverse effect on our results of operations and our financial condition.

Failure to protect our service marks or other intellectual property could harm our business.

We regard our Yum®, KFC®, Pizza Hut® and Taco Bell® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the U.S. and foreign jurisdictions. However, from time to time we become aware of names and marks identical or confusingly similar to our service marks being used by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which our Concepts have, or intend to open or franchise, a restaurant. There can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources. We may also face claims of infringement that could interfere with the use of the proprietary know-how, concepts, recipes, or trade secrets used in our business. Defending against such claims may be costly, and we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

Our business may be adversely impacted by changes in consumer discretionary spending and general economic conditions.

Purchases at our restaurants are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions globally or in one or more of the markets we serve.  Some of the factors that impact discretionary consumer spending include unemployment rates, fluctuations in the level of disposable income, the price of gasoline, stock market performance and changes in the level of consumer confidence.  These and other macroeconomic factors could have an adverse effect on our sales, profitability or development plans, which could harm our financial condition and operating results.

The retail food industry in which we operate is highly competitive.

The retail food industry in which we operate is highly competitive with respect to price and quality of food products, new product development, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties.  If consumer or dietary preferences change, if our marketing efforts are unsuccessful, or if our Concepts’ restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our business could be adversely affected.  We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes.  Competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas. Increased competition could have an adverse effect on our sales, profitability or development plans, which could harm our financial condition and operating results.

Our substantial indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

In 2016, we increased our indebtedness from approximately $4 billion to approximately $9 billion. The proceeds from the debt were primarily used to return capital to shareholders through share repurchases and dividends. Subject to the limits contained in the agreements governing our indebtedness, we may be able to incur additional debt from time to time, which would intensify the risks related to our high level of indebtedness.

Specifically, our high level of indebtedness could have important potential consequences, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to plan for and respond to, adverse economic and industry conditions and changes in our business and the competitive environment;

•
requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, dividends, share repurchases or other corporate purposes;

•	increasing our vulnerability to a further downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	placing us at a disadvantage compared to other less leveraged competitors or competitors with comparable debt at more favorable interest rates;

•	increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing;

•
imposing restrictive covenants on our operations, which, if not complied with, could result in an event of default, which in turn, if not cured or waived, could result in the acceleration of the applicable debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies; and

•	increasing our exposure to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and our debt is denominated in U.S. dollars.

There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other liquidity needs. If our business does not generate sufficient cash flow from operation in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to pay our indebtedness or to fund other liquidity needs, our financial condition and results of operations may be adversely affected. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business and financial condition.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2016 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2016, the Company’s Concepts owned approximately 860 units and leased land, building or both for approximately 2,000 units worldwide.  These units are further detailed as follows:

•	The KFC Division owned approximately 260 units and leased land, building or both in approximately 1,165 units.

•	The Pizza Hut Division owned approximately 70 units and leased land, building or both in approximately 480 units.

•	The Taco Bell Division owned approximately 530 units and leased land, building or both in approximately 355 units.

Company-owned restaurants in the U.S. with leases are generally leased for initial terms of 15 or 20 years and generally have renewal options; however, Pizza Hut delivery/carryout units in the U.S. generally are leased for significantly shorter initial terms with shorter renewal options.  Company-owned restaurants outside the U.S. with leases have initial lease terms and renewal options that vary by country. The Company currently has land, buildings or both related to approximately 700 units, not included in the property counts above, that it leases or subleases to franchisees, principally in the U.S., United Kingdom, Germany and France.

The KFC Division and Pizza Hut Division corporate headquarters and a KFC and Pizza Hut research facility in Plano, Texas are owned by Pizza Hut.  Taco Bell leases its corporate headquarters and research facility in Irvine, California. The YUM corporate headquarters and a KFC research facility in Louisville, Kentucky are owned by KFC.  Additional information about the Company’s properties is included in the Consolidated Financial Statements in Part II, Item 8.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

The Company is subject to various lawsuits covering a variety of allegations. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company include, but are not limited to, claims from franchisees, suppliers, employees, customers and others related to operational, contractual or employment issues as well as claims that the Company has infringed on third party intellectual property rights. In addition, the Company brings claims from time-to-time relating to infringement of, or challenges to, our intellectual property, including registered marks. Finally, as a publicly-traded company, disputes arise from time-to-time with our shareholders, including allegations that the Company breached federal securities laws or that officers and/or directors breached fiduciary duties. Descriptions of current specific claims and contingencies appear in Note 20, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, which is incorporated by reference into this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

The executive officers of the Company as of February 21, 2017, and their ages and current positions as of that date are as follows:

Greg Creed, 59, is Chief Executive Officer of YUM. He has served in this position since January 2015.  He served as Chief Executive Officer of Taco Bell Division from January 2014 to December 2014 and as Chief Executive Officer of Taco Bell U.S. from 2011 to December 2013. Prior to this position, Mr. Creed served as President and Chief Concept Officer of Taco Bell U.S., a position he held beginning in December 2006.

Roger Eaton, 56, is Chief Executive Officer of KFC Division, a position he has held since August 2015. Prior to that, he served as President of KFC Division from January 2014 to August 2015 and as Chief Operations Officer of YUM from November 2011 to August 2015.  Prior to these positions, Mr. Eaton served as Chief Executive Officer of KFC U.S. and YUM Operational Excellence Officer from February 2011 to November 2011.

David Gibbs, 53, is President and Chief Financial Officer of YUM. He has served in this position since May 2016. Prior to this position, he served as Chief Executive Officer of Pizza Hut Division from January 2015 to April 2016. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December 2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Marc Kesselman, 45, is General Counsel, Corporate Secretary and Chief Government Affairs Officer of YUM. He has served as General Counsel and Corporate Secretary of YUM since February 2016 and as Chief Government Affairs Officer since November 2016.  Mr. Kesselman joined YUM from Dean Foods where he held the position of Executive Vice President, General Counsel, Corporate Secretary & Government Affairs from January 2015 to January 2016.  Prior to this position, he worked at PepsiCo from January 2009 to January 2015, most recently serving as Senior Vice President and General Counsel of PepsiCo Americas Foods & Frito Lay North America. From May 2006 to December 2008 he served as General Counsel of the United States Department of Agriculture.

Brian Niccol, 42, is Chief Executive Officer of Taco Bell Division, a position he has held since January 2015.  From January 2014 to December 2014, Mr. Niccol served as President of Taco Bell Division. From May 2013 to December 2013 Mr. Niccol served as President of Taco Bell U.S. Mr. Niccol served as Chief Marketing and Innovation Officer of Taco Bell U.S. from October 2011 to April 2013.  Prior to this position, he served as General Manager of Pizza Hut U.S. from February 2011 to September 2011.  From September 2007 to January 2011 he was Chief Marketing Officer of Pizza Hut U.S.

David Russell, 47, is Senior Vice President, Finance and Corporate Controller of YUM. He has served in this position since December 2012. He has been Vice President and Corporate Controller since February 2011. Effective December 2012, his duties and title were expanded to include Vice President, Finance. From November 2010 to February 2011, Mr. Russell served as Vice President, Controller-Designate.  From January 2008 to November 2010, he served as Vice President and Assistant Controller.

Tracy Skeans, 44, is Chief Transformation and People Officer of YUM. She has served as Chief People Officer since January 2016 and Chief Transformation Officer since November 2016. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From June 2006 to September 2011, she served as Director of Human Resources for Pizza Hut U.S.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades under the symbol YUM and is listed on the NYSE.  The following sets forth the high and low NYSE composite closing sale prices by quarter for the Company’s Common Stock and dividends per common share. On October 31, 2016 (the "Distribution Date"), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name Yum China Holdings, Inc. ("Yum China"). On the Distribution Date we distributed to each of our shareholders of record as of the close of business on October 19, 2016 (the "Record Date"), one share of Yum China common stock for each share of our Common Stock held as of the Record Date. Stock prices prior to November 1, 2016, do not reflect any adjustment for the impact of the Separation.

2016
Quarter	High	Low	Dividends Declared
First	$78.79	$65.24	$0.46
Second	84.19	78.98	0.46
Third	91.26	79.33	—
Fourth (to October 31)	91.25	85.36	0.51
Fourth (from November 1)	64.74	59.70	0.30

2015
Quarter	High	Low	Dividends Declared
First	$81.80	$70.01	$—
Second	94.88	78.29	0.82
Third	92.75	76.10	—
Fourth	83.42	67.12	0.92

On December 21, 2016, the Company declared its first dividend since the separation of its China business of $0.30 per share of Common Stock. The quarterly dividend was distributed February 3, 2017, to shareholders of record at the close of business on January 13, 2017. The Company currently targets an annual dividend payout ratio of approximately 45% to 50% of net income.

As of February 14, 2017, there were 52,541 registered holders of record of the Company’s Common Stock.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2016, with respect to shares of Common Stock repurchased by the Company during the quarter then ended. Share prices for shares repurchased prior to November 1, 2016, do not reflect any adjustment for the impact of the Separation.

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
Period 10	7,458	$89.15	7,458	$940
9/4/16 - 10/1/16
Period 11	5,047	$89.15	5,047	$490
10/2/16 - 10/29/16
Period 12	3,511	$61.38	3,511	$2,275
10/30/16 - 11/26/16
Period 13	5,638	$63.84	5,638	$1,915
11/27/16 - 12/31/16
Total	21,654	$78.06	21,654	$1,915

On March 4, 2016, our Board of Directors authorized share repurchases through December 2016 of up to $500 million (excluding applicable transaction fees) of our outstanding Common Stock. On May 20, 2016, our Board of Directors authorized share repurchases through December 2016 of up to $4.2 billion (excluding applicable transaction fees) of our outstanding Common Stock. This authorization superseded all previous unutilized authorizations. On November 17, 2016, our Board of Directors authorized additional share repurchases through December 2017 of up to $2.0 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2016, we have remaining capacity to repurchase up to $1.9 billion of Common Stock under the November 2016 authorization.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Stock Index and the S&P 500 Consumer Discretionary Sector, a peer group that includes YUM, for the period from December 30, 2011 to December 30, 2016, the last trading day of our 2016 fiscal year.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 30, 2011, and that all dividends were reinvested. For the purpose of this graph, the distribution of 100% of the outstanding common stock of Yum China Holdings, Inc. (“Yum China”) to our stockholders, pursuant to which Yum China became an independent company, is treated as a non-taxable cash dividend of $24.51 per share, an amount equal to the opening price of Yum China common stock when it began trading on November 1, 2016, that was deemed reinvested in YUM Common Stock at the closing price on November 1, 2016.

YUM!
S&P 500
S&P 500 Consumer Discretionary
250
200
150
100
50

	12/30/2011	12/28/2012	12/27/2013	12/26/2014	12/24/2015	12/30/2016
YUM	$100	$112	$130	$131	$136	$167
S&P 500	$100	$114	$152	$176	$178	$198
S&P Consumer Discretionary	$100	$121	$175	$194	$214	$227

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2016(a)(f)	2015(a)	2014(a)	2013(a)	2012(a)(f)
Income Statement Data
Revenues
Company sales	$4,200	$4,356	$4,503	$4,384	$5,036
Franchise and license fees and income	2,166	2,084	2,084	2,033	1,940
Total	6,366	6,440	6,587	6,417	6,976
Closures and impairment income (expenses)	(14)	(15)	(18)	(6)	(28)
Refranchising gain (loss)(b)	141	(23)	16	95	61
Operating Profit(c)	1,625	1,402	1,517	1,530	1,408
Interest expense, net(c)	307	141	143	251	157
Income before income taxes	1,318	1,261	1,374	1,279	1,251
Income from continuing operations	994	936	1,006	922	884
Income from discontinued operations, net of tax	625	357	45	169	713
Net Income	1,619	1,293	1,051	1,091	1,597
Basic earnings per common share from continuing operations	2.52	2.15	2.27	2.04	1.91
Basic earnings per common share from discontinued operations	1.59	0.82	0.10	0.37	1.55
Basic earnings per common share	4.11	2.97	2.37	2.41	3.46
Diluted earnings per common share from continuing operations	2.48	2.11	2.22	2.00	1.87
Diluted earnings per common share from discontinued operations	1.56	0.81	0.10	0.36	1.51
Diluted earnings per common share	4.04	2.92	2.32	2.36	3.38
Diluted earnings per common share from continuing operations excluding Special Items(c)	2.45	2.33	2.20	2.04	1.90
Cash Flow Data
Provided by operating activities	$1,204	$1,213	$1,217	$1,289	$1,373
Capital spending	422	461	508	481	444
Proceeds from refranchising of restaurants	346	219	83	250	337
Repurchase shares of Common Stock	5,402	1,200	820	770	965
Dividends paid on Common Stock	744	730	669	615	544
Balance Sheet Data
Total assets	$5,478	$4,916	$5,132	$4,975	$5,262
Long-term debt	9,061	3,007	3,042	2,888	2,905
Total debt	9,127	3,928	3,308	2,958	2,914
Other Data
Number of stores at year end
Company	2,859	3,159	3,247	3,071	2,997
Franchise	40,758	39,263	37,984	36,746	35,461
System	43,617	42,422	41,231	39,817	38,458
KFC Division system sales growth(d)
Reported	2%	(3)%	1%	(2)%	6%
Local currency(e)	7%	5%	4%	—%	8%
Pizza Hut Division system sales growth(d)
Reported	—%	(1)%	1%	3%	5%
Local currency(e)	2%	3%	2%	4%	7%
Taco Bell Division system sales growth(d)
Reported	6%	8%	4%	4%	7%
Local currency(e)	6%	8%	4%	4%	9%
Shares outstanding at year end	355	420	434	443	451
Cash dividends declared per Common Share	$1.73	$1.74	$1.56	$1.41	$1.24
Market price per share at year end(g)	$63.33	$74.00	$73.14	$73.87	$64.72

(a)
Financial data for prior years has been recast to present the results of the Separation as discontinued operations and reflects amounts related to continuing operations unless otherwise noted. Store count data for prior years has been recast to exclude the Little Sheep and East Dawning stores operated by our former China Division and reflect all other former China Division Company operated stores as franchise units within the KFC and Pizza Hut Divisions. KFC Division, Pizza Hut Division and Taco Bell Division system sales growth has been recast to reflect the integration of the former India and China Divisions. See Note 4 regarding details of the Separation.

(b)
See Note 5 for discussion of Refranchising gain (loss) for fiscal years 2016, 2015 and 2014. Fiscal year 2013 primarily reflects net gains from refranchising Taco Bell restaurants in the U.S. Fiscal year 2012 included $122 million in net gains from refranchising restaurants in the U.S., primarily Taco Bells, and $70 million in losses related to the refranchising of our then remaining Company-owned Pizza Hut UK dine-in restaurants.

(c)
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”),the Company provides non-GAAP measurements which present operating results from continuing operations on a basis excluding Special Items.  The Company uses earnings from continuing operations excluding Special Items as a key performance measure of results of operations for the purpose of evaluating performance internally and Special Items are not included in any of our segment results.  This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of earnings from continuing operations excluding Special Items provides additional information to investors to facilitate the comparison of past and present results, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

2016, 2015 and 2014 Special Items are described in further detail within our Management's Discussion and Analysis of Financial Condition and Results of Operations. Special Items in 2013 positively impacted Operating Profit by $73 million, primarily due to refranchising gains on the sale of restaurants in the U.S. (primarily Taco Bells), partially offset by $10 million in pension settlement charges and $5 million of expense related to U.S. productivity initiatives and realignment of resources. Additionally, in 2013, we incurred $118 million of premiums paid and other costs related to the extinguishment of debt that were considered Special Items and were recorded in Interest expense, net. Special Items in 2012 negatively impacted Operating Profit by $16 million, primarily due to $84 million in pension settlement charges and $70 million of losses associated with the refranchising of the Pizza Hut UK dine-in business, partially offset by $122 million in U.S. refranchising net gains. Special Items resulted in cumulative net tax benefits of $23 million and $1 million in 2013 and 2012, respectively.

(d)
System sales growth includes the results of all restaurants regardless of ownership, including company-owned and franchise restaurants that operate our Concepts.  Sales of franchise restaurants typically generate ongoing franchise fees for the Company at a rate of 3% to 6% of sales.  Franchise restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

(e)
Local currency represents the percentage change excluding the impact of foreign currency translation.  These amounts are derived by translating current year results at prior year average exchange rates.  We believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

(f)
Fiscal years 2015, 2014, 2013 and 2012 include 52 weeks and fiscal year 2016 includes 53 weeks. The estimated impacts of the 53rd week on Company sales, Franchise and license fees and income and Operating Profit in 2016 were increases of $55 million, $21 million and $27 million, respectively. The 53rd week positively impacted Division system sales growth by 1%, 1% and 2% for KFC, Pizza Hut and Taco Bell, respectively. Refer to Note 2 for additional details related to our fiscal calendar.

(g)	Historical stock prices prior to November 1, 2016, do not reflect any adjustment for the impact of the Separation.

The selected financial data should be read in conjunction with the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

The following Management’s Discussion and Analysis (“MD&A”), should be read in conjunction with the Consolidated Financial Statements (“Financial Statements”) in Item 8 and the Forward-Looking Statements and the Risk Factors set forth in Item 1A.

YUM! Brands, Inc. (“YUM” or the “Company”) operates or franchises a worldwide system of over 43,500 restaurants in more than 135 countries and territories operating under the KFC, Pizza Hut or Taco Bell (collectively the "Concepts") brands. These three Concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively.  Of the over 43,500 restaurants, 7% are operated by the Company and its subsidiaries and 93% are operated by franchisees.

As of December 31, 2016, YUM consists of three operating segments:

•	The KFC Division which includes the worldwide operations of the KFC concept

•	The Pizza Hut Division which includes the worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes the worldwide operations of the Taco Bell concept

Effective January 2016, the India Division was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results were not impacted, we have restated our historical segment information for consistent presentation.

On October 31, 2016 (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). On the Distribution Date, we distributed to each of our shareholders of record as of the close of business on October 19, 2016 (the “Record Date”), one share of Yum China common stock for each share of our Common Stock held as of the Record Date. The distribution was structured to be a tax free distribution to our U.S. shareholders for federal income tax purposes in the United States. Yum China’s common stock now trades on the New York Stock Exchange under the symbol “YUMC.” After the distribution, we do not beneficially own any shares of Yum China common stock.

Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations, assets and liabilities, and cash flows of the separated business are presented as discontinued operations in our Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented. See additional information related to the impact of the Separation in Item 8, Note 4 to the Consolidated Financial Statements.

On October 11, 2016, we announced our strategic transformation plans to drive global expansion of our KFC, Pizza Hut and Taco Bell brands (“YUM’s Strategic Transformation Initiatives”) following the Separation. Major features of the Company’s transformation and growth strategy involve being more focused, franchised and efficient. YUM’s Strategic Transformation Initiatives below represent the continuation of YUM’s transformation of its operating model and capital structure.

•
More Focused. Four growth drivers will form the basis of YUM’s strategic plans and repeatable business model to accelerate same-store sales growth and net-new restaurant development at KFC, Pizza Hut and Taco Bell around the world over the long term. The Company will focus on becoming best-in-class in:

•	Building Distinctive, Relevant Brands

•	Developing Unmatched Franchise Operating Capability

•	Driving Bold Restaurant Development

•	Growing Unrivaled Culture and Talent

•	More Franchised. YUM intends to increase franchise restaurant ownership to at least 98% by the end of 2018.

•	More Efficient. The Company intends to revamp its financial profile, improving the efficiency of its organization and cost structure globally, by:

•	Reducing annual capital expenditures to approximately $100 million in 2019;

•	Reducing General and administrative ("G&A") expenses by a cumulative ~$300 million over the next three years; and

•	Maintaining an optimized capital structure of ~5.0x Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) leverage.

Since the fourth quarter of 2015, we have returned approximately $7.2 billion of capital to shareholders through share repurchases and cash dividends, funding the repurchases through a recapitalization and issuance of $5.2 billion of incremental borrowings in 2016. Over the next 3 years, we intend to return an additional $6.5 - $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our five times EBITDA leverage. We anticipate generating proceeds in excess of $2 billion, net of tax, through our refranchising initiatives. Refer to the Liquidity and Capital Resources section of this MD&A for additional details.

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

•
System sales growth includes the results of all restaurants regardless of ownership, including company-owned and franchise restaurants that operate our Concepts.  Sales of franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales.  Franchise restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

•	Same-store sales growth is the estimated percentage change in sales of all restaurants that have been open and in the YUM system one year or more.

•
Company restaurant profit ("Restaurant profit") is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales.  Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales. Within the Company Sales and Restaurant Profit sections of this MD&A, Store Portfolio Actions represent the net impact of new unit openings, acquisitions, refranchising and store closures, and Other primarily represents the impact of same-store sales as well as the impact of changes in costs such as inflation/deflation.

•	Operating margin is Operating Profit divided by Total revenues.

•
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") , the Company has provided non-GAAP measurements which present Diluted Earnings Per Share from Continuing Operations excluding Special Items, our Effective Tax Rate excluding Special Items, Core Operating Profit and Core Operating Profit excluding 53rd week. Core Operating Profit excludes Special Items and foreign currency translation and we use Core Operating Profit for the purposes of evaluating performance internally. Special Items are not included in any of our externally reported segment results, and we believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations. We provide Core Operating Profit excluding 53rd week to further enhance the comparability of fiscal 2016, which had a 53rd week, with prior year results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of Diluted Earnings Per Share from Continuing Operations excluding Special Items, our Effective Tax Rate excluding Special Items, Core Operating Profit and Core Operating Profit excluding 53rd week, provide additional information to investors to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Unless otherwise stated, financial results herein reflect continuing operations of the Company. Percentages may not recompute due to rounding.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago, exclude the impact of Special Items and include the impact of a 53rd week in 2016, unless otherwise noted.

2016 diluted EPS from Continuing Operations increased 18% to $2.48 per share. 2016 diluted EPS from Continuing Operations excluding Special Items increased 5% to $2.45 per share.

Foreign currency translation from our international operations negatively impacted GAAP Operating Profit by $55 million.

2016 financial highlights are below:

	2016 % Change
	System Sales, ex FX	Same Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	7%	3%	3%	5%	11%
Pizza Hut Division	2%	(1)%	2%	7%	9%
Taco Bell Division	6%	2%	3%	11%	10%
Worldwide	5%	1%	3%	16%	13%

	Results Excluding 53rd Week (2016 % Change)
	System Sales, ex FX	Core Operating Profit
KFC Division	6%	10%
Pizza Hut Division	1%	7%
Taco Bell Division	4%	8%
Worldwide	4%	11%

Worldwide

GAAP Results

	Amount			% B/(W)
	2016	2015	2014	2016		2015
Company sales	$4,200	$4,356	$4,503	(4)		(3)
Franchise and license fees and income	2,166	2,084	2,084	4		—
Total revenues	$6,366	$6,440	$6,587	(1)		(2)
Restaurant profit	$702	$709	$633	(1)		12
Restaurant Margin %	16.7%	16.3%	14.1%	0.4	ppts.	2.2	ppts.

Operating Profit	$1,625	$1,402	$1,517	16		(8)

Interest expense, net	307	141	143	NM		1
Income tax provision	324	325	368	—		11
Income from continuing operations	994	936	1,006	6		(7)
Income from discontinued operations, net of tax	625	357	45	75		NM
Net Income	$1,619	$1,293	$1,051	25		23
Diluted EPS(a) from continuing operations	$2.48	$2.11	$2.22	18		(5)
Diluted EPS(a) from discontinued operations	$1.56	$0.81	$0.10	94		NM
Diluted EPS(a)	$4.04	$2.92	$2.32	39		26
Effective tax rate - continuing operations	24.6%	25.8%	26.7%	1.2	ppts.	0.9	ppts.

(a)	See Note 3 for the number of shares used in these calculations.

Performance Metrics

				% Increase (Decrease)
Unit Count	2016	2015	2014	2016	2015
Franchise	40,758	39,263	37,984	4	3
Company-owned	2,859	3,159	3,247	(9)	(3)
	43,617	42,422	41,231	3	3

	% B/(W)
	2016	2015
System Sales Growth, reported	2	—
Same-Store Sales Growth	1	2
System Sales Growth, excluding FX	5	5
System Sales Growth, excluding FX and 53rd week	4	N/A

Non-GAAP Items
Core Operating Profit Growth	13	6
Core Operating Profit Growth excluding 53rd week	11	N/A
Diluted EPS from Continuing Operations excluding Special Items	5	6

Extra Week in 2016

Fiscal 2016 included a 53rd week for all of our U.S. businesses and certain of our non-U.S. businesses that report 13 four-week periods versus 12 months. See Note 2 for additional details related to our fiscal calendar. The following table summarizes the estimated impact of the 53rd week on Revenues and Operating Profit:

	KFC Division	Pizza Hut Division	Taco Bell Division	Unallocated	Total
Revenues
Company sales	$26	$5	$24	$—	$55
Franchise and license fees and income	8	6	7	—	21
Total revenues	$34	$11	$31	$—	$76

Operating Profit
Franchise and license fees and income	$8	$6	$7	$—	$21
Restaurant profit	6	1	7	—	14
G&A expenses	(3)	(2)	(2)	(1)	(8)
Operating Profit	$11	$5	$12	$(1)	$27

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Year
Detail of Special Items	2016	2015	2014
Refranchising initiatives(a)	$141	$(20)	$13
YUM's Strategic Transformation Initiatives (See Note 5)	(71)	—	—
Non-cash charges associated with share-based compensation (See Note 5)	(30)	—	—
Costs associated with KFC U.S. Acceleration Agreement (See Note 5)	(26)	(72)	—
Settlement charges associated with pension deferred vested project (See Note 5)	(25)	—	—
Other Special Items Income (Expense)	(3)	—	3
Special Items Income (Expense) - Operating Profit	(14)	(92)	16
Tax Benefit (Expense) on Special Items(b)	27	(4)	(4)
Special Items Income (Expense), net of tax - Continuing Operations	$13	$(96)	$12
Average diluted shares outstanding	400	443	453
Special Items diluted EPS	$0.03	$(0.22)	$0.02

Reconciliation of GAAP Operating Profit to Core Operating Profit and Core Operating Profit, excluding 53rd Week

Consolidated
GAAP Operating Profit	$1,625	$1,402	$1,517
Special Items Income (Expense) - Operating Profit	(14)	(92)	16
Foreign Currency Impact on Reported Operating Profit(b)	(55)	(92)	N/A
Core Operating Profit	$1,694	$1,586	$1,501
Impact of 53rd Week	27	N/A	N/A
Core Operating Profit, excluding 53rd Week	$1,667	$1,586	$1,501

KFC Division
GAAP Operating Profit	$874	$832	876
Foreign Currency Impact on Reported Operating Profit(b)	(48)	(84)	N/A
Core Operating Profit	922	916	876
Impact of 53rd Week	11	N/A	N/A
Core Operating Profit, excluding 53rd Week	$911	$916	$876

Pizza Hut Division
GAAP Operating Profit	$370	$347	$347
Foreign Currency Impact on Reported Operating Profit(b)	(7)	(8)	N/A
Core Operating Profit	377	355	347
Impact of 53rd Week	5	N/A	N/A
Core Operating Profit, excluding 53rd Week	$372	$355	$347

Taco Bell Division
GAAP Operating Profit	$593	$536	$478
Foreign Currency Impact on Reported Operating Profit(b)	—	—	N/A
Core Operating Profit	593	536	478
Impact of 53rd Week	12	N/A	N/A
Core Operating Profit, excluding 53rd Week	$581	$536	$478

Reconciliation of Diluted EPS from Continuing Operations to Diluted EPS from Continuing Operations excluding Special Items
Diluted EPS from Continuing Operations	$2.48	$2.11	$2.22
Special Items EPS	0.03	(0.22)	0.02
Diluted EPS from Continuing Operations excluding Special Items	$2.45	$2.33	$2.20

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	24.6%	25.8%	26.7%
Impact on Tax Rate as a result of Special Items(c)	(1.7)%	2.1%	(0.1)%
Effective Tax Rate excluding Special Items	26.3%	23.7%	26.8%

(a)
We have historically recorded refranchising gains and losses in the U.S. as Special Items due to the scope of our U.S. refranchising program and the volatility in associated gains and losses. Beginning in 2016, we are also including all international refranchising gains and losses in Special Items. The inclusion in Special Items of these additional international refranchising gains and losses is the result of the anticipated size and volatility of refranchising initiatives outside the U.S. that will take place in connection with our previously announced plans to have at least 98% franchise ownership by the end of 2018. International refranchising gains and losses in 2015 and 2014 previously not included in Special Items were not significant and have not been reclassified into Special Items. See Note 5 for discussion of Refranchising Gain and Losses.

(b)
The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented. When determining applicable Core Operating Profit Growth percentages, the Core Operating Profit for the current year should be compared to the prior GAAP Operating Profit adjusted only for the prior year Special Items Income (Expense).

(c)
The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. In 2016, our tax rate on Special Items was favorably impacted by the utilization of capital loss carryforwards associated with U.S. refranchising. In 2015, our tax rate on Special Items was unfavorably impacted by the non-deductibility of certain losses associated with international refranchising. See Note 18.

KFC Division

The KFC Division has 20,604 units, 80% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 60% of both the Division’s units and profits, respectively, as of the end of 2016. Additionally, 93% of the KFC Division units were operated by franchisees as of the end of 2016.

				% B/(W)						% B/(W)
				2016						2015
	2016	2015	2014	Reported		Ex FX		Ex-FX and 53rd Week		Reported		Ex FX
System Sales Growth (Decline)				2		7		6		(3)		5
Same-Store Sales Growth				3		N/A		N/A		1		N/A

Company sales	$2,166	$2,203	$2,440	(2)		5		3		(10)		4
Franchise and license fees and income	1,066	1,032	1,067	3		8		7		(3)		5
Total revenues	$3,232	$3,235	$3,507	—		6		5		(8)		4

Restaurant profit	$319	$308	$311	4		10		8		(1)		13
Restaurant margin %	14.7%	14.0%	12.8%	0.7	ppts.	0.7	ppts.	0.7	ppts.	1.2	ppts.	1.2	ppts.

G&A expenses	$391	$401	$399	2		(1)		—		—		(11)
Operating Profit	$874	$832	$876	5		11		10		(5)		5

				% Increase (Decrease)
Unit Count	2016	2015	2014	2016	2015
Franchise	19,183	18,452	17,894	4	3
Company-owned	1,421	1,500	1,526	(5)	(2)
	20,604	19,952	19,420	3	3

	2015	New Builds	Closures	Refranchised	Acquired	Other	2016
Franchise	18,452	976	(409)	163	—	1	19,183
Company-owned	1,500	120	(35)	(163)	—	(1)	1,421
Total	19,952	1,096	(444)	—	—	—	20,604

	2014	New Builds	Closures	Refranchised	Acquired	Other	2015
Franchise	17,894	975	(511)	117	(12)	(11)	18,452
Company-owned	1,526	106	(27)	(117)	12	—	1,500
Total	19,420	1,081	(538)	—	—	(11)	19,952

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2016 vs. 2015
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	53rd Week	2016
Company sales	$2,203	$24	$52	$(139)	$26	$2,166
Cost of sales	(757)	(10)	(10)	50	(9)	(736)
Cost of labor	(513)	(3)	(16)	29	(6)	(509)
Occupancy and other	(625)	3	(15)	40	(5)	(602)
Restaurant profit	$308	$14	$11	$(20)	$6	$319

	2015 vs. 2014
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$2,440	$56	$46	$(339)	$2,203
Cost of sales	(858)	(27)	11	117	(757)
Cost of labor	(568)	(10)	(15)	80	(513)
Occupancy and other	(703)	(16)	(1)	95	(625)
Restaurant profit	$311	$3	$41	$(47)	$308

In 2016, the increase in Company sales associated with store portfolio actions was driven by international net new unit growth, partially offset by refranchising. The increase in Restaurant profit associated with store portfolio actions was driven by international net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 2%, partially offset by wage inflation and higher commodity costs.

In 2015, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by international net new unit growth, partially offset by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 2%.

Franchise and License Fees and Income

In 2016, the increase in Franchise and license fees and income, excluding the impacts of foreign currency translation and 53rd week, was driven by international net new unit growth, franchise same-store sales growth of 3% and refranchising.

In 2015, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by international net new unit growth, franchise same-store sales growth of 1% and refranchising.

G&A Expenses

In 2016, G&A expenses, excluding the impacts of foreign currency translation and 53rd week, were even with prior year as the impact of higher compensation costs due to increased headcount and wage inflation in international markets and higher incentive compensation was offset by lower U.S. pension costs.

In 2015, the increase in G&A expenses, excluding the impact of foreign currency translation, was driven by higher incentive compensation,increased headcount in international markets and higher pension costs, including lapping the favorable resolution of a pension issue in the UK in 2014.

Operating Profit

In 2016, the increase in Operating Profit, excluding the impacts of foreign currency translation and 53rd week, was driven by international net new unit growth and same-store sales growth, partially offset by higher restaurant operating costs and advertising contributions associated with the KFC U.S. Acceleration Agreement.

In 2015, the increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales and international net new unit growth, partially offset by higher G&A expenses.

Pizza Hut Division

The Pizza Hut Division has 16,409 units, 53% of which are located outside the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately one-third of both units and profits for the Division as of the end of 2016. Additionally, 97% of the Pizza Hut Division units were operated by franchisees as of the end of 2016.

				% B/(W)						% B/(W)
				2016						2015
	2016	2015	2014	Reported		Ex FX		Ex-FX and 53rd Week		Reported		Ex FX
System Sales Growth (Decline)				—		2		1		(1)		3
Same-Store Sales Growth (Decline)				(1)		N/A		N/A		—		N/A

Company sales	$494	$609	$609	(19)		(17)		(18)		—		3
Franchise and license fees and income	617	605	606	2		4		3		—		4
Total revenues	$1,111	$1,214	$1,215	(8)		(7)		(8)		—		3

Restaurant profit	$41	$59	$49	(31)		(31)		(33)		20		17
Restaurant margin %	8.3%	9.7%	8.1%	(1.4)	ppts.	(1.6)	ppts.	(1.7)	ppts.	1.6	ppts.	1.1	ppts.

G&A expenses	$241	$272	$253	12		10		11		(7)		(13)
Operating Profit	$370	$347	$347	7		9		7		—		2

				% Increase (Decrease)
Unit Count	2016	2015	2014	2016	2015
Franchise	15,856	15,304	14,817	4	3
Company-owned	553	759	788	(27)	(4)
	16,409	16,063	15,605	2	3

	2015	New Builds	Closures	Refranchised	Acquired	Other	2016
Franchise	15,304	881	(547)	218	—	—	15,856
Company-owned	759	45	(33)	(218)	—	—	553
Total	16,063	926	(580)	—	—	—	16,409

	2014	New Builds	Closures	Refranchised	Acquired	Other	2015
Franchise	14,817	915	(479)	90	(44)	5	15,304
Company-owned	788	55	(38)	(90)	44	—	759
Total	15,605	970	(517)	—	—	5	16,063

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2016 vs. 2015
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	53rd Week	2016
Company sales	$609	$(120)	$10	$(10)	$5	$494
Cost of sales	(169)	34	(3)	3	(2)	(137)
Cost of labor	(190)	40	(8)	3	(1)	(156)
Occupancy and other	(191)	33	(5)	4	(1)	(160)
Restaurant profit	$59	$(13)	$(6)	$—	$1	$41

	2015 vs. 2014
Income / (Expense)	2014	Store Portfolio Actions	Other	FX	2015
Company sales	$609	$22	$(4)	$(18)	$609
Cost of sales	(181)	(6)	12	6	(169)
Cost of labor	(189)	(6)	(1)	6	(190)
Occupancy and other	(190)	(8)	(1)	8	(191)
Restaurant profit	$49	$2	$6	$2	$59

In 2016, the decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were higher labor costs and increased advertising spend in the U.S., partially offset by company same-store sales growth of 2%.

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

Franchise and License Fees and Income

In 2016, the increase in Franchise and license fees income, excluding the impacts of foreign currency translation and 53rd week, was driven by net new unit growth, refranchising and higher fees from expiring development agreements, partially offset by franchise same-store sales declines of 2%.

In 2015, the increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by net new unit growth. Franchise same-store sales were even.

G&A Expenses

In 2016, the decrease in G&A expenses, excluding the impacts of foreign currency translation and 53rd week, was driven by lower litigation settlement costs and legal fees, refranchising and lower U.S. pension costs, partially offset by higher incentive compensation costs.

In 2015, the increase in G&A expenses, excluding the impact of foreign currency translation, was driven by strategic international investments and higher U.S. pension costs.

Operating Profit

In 2016, the increase in Operating Profit, excluding the impacts of foreign currency translation and 53rd week, was driven by lower G&A expenses and net new unit growth, partially offset by franchise same-store sales declines.

In 2015, the increase in Operating Profit, excluding the impact of foreign currency translation, was driven by net new unit growth and lower commodity costs, partially offset by higher G&A expenses.

Taco Bell Division

The Taco Bell Division has 6,604 units, the vast majority of which are in the U.S. The Company owns 14% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns.

				% B/(W)						% B/(W)
				2016						2015
	2016	2015	2014	Reported		Ex FX		Ex-FX and 53rd Week		Reported		Ex FX
System Sales Growth				6		6		4		8		8
Same-Store Sales Growth				2		N/A		N/A		5		N/A
Company sales	$1,540	$1,544	$1,454	—		—		(2)		6		6
Franchise and license fees and income	485	447	411	8		9		7		9		9
Total revenues	$2,025	$1,991	$1,865	2		2		—		7		7

Restaurant profit	$342	$342	$274	—		—		(2)		25		25
Restaurant margin %	22.2%	22.2%	18.8%	—	ppts.	—	ppts.	(0.1)	ppts.	3.4	ppts.	3.4	ppts.

G&A expenses	$213	$230	$187	7		7		8		(23)		(23)
Operating Profit	$593	$536	$478	11		10		8		12		12

				% Increase (Decrease)
Unit Count	2016	2015	2014	2016	2015
Franchise	5,719	5,507	5,273	4	4
Company-owned	885	900	933	(2)	(4)
	6,604	6,407	6,206	3	3

	2015	New Builds	Closures	Refranchised	Acquired	Other	2016
Franchise	5,507	260	(94)	46	(1)	1	5,719
Company-owned	900	34	(4)	(46)	1	—	885
Total	6,407	294	(98)	—	—	1	6,604

	2014	New Builds	Closures	Refranchised	Acquired	Other	2015
Franchise	5,273	240	(80)	65	—	9	5,507
Company-owned	933	37	(5)	(65)	—	—	900
Total	6,206	277	(85)	—	—	9	6,407

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2016 vs. 2015
Income / (Expense)	2015	Store Portfolio Actions	Other	53rd Week	2016
Company sales	$1,544	$(37)	$9	$24	$1,540
Cost of sales	(422)	11	21	(6)	(396)
Cost of labor	(428)	10	(19)	(7)	(444)
Occupancy and other	(352)	7	(9)	(4)	(358)
Restaurant profit	$342	$(9)	$2	$7	$342

	2015 vs. 2014
Income / (Expense)	2014	Store Portfolio Actions	Other	2015
Company sales	$1,454	$39	$51	$1,544
Cost of sales	(432)	(10)	20	(422)
Cost of labor	(414)	(13)	(1)	(428)
Occupancy and other	(334)	(11)	(7)	(352)
Restaurant profit	$274	$5	$63	$342

In 2016, the decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 1% and favorable commodity costs, partially offset by higher labor costs and store-level investments.

In 2015, the increase in Company sales and Restaurant profit associated with store portfolio actions was driven by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4% and commodity deflation.

Franchise and License Fees and Income

In 2016, the increase in Franchise and license fees and income, excluding the impacts of foreign currency translation and the 53rd week, was driven by net new unit growth, franchise same-store sales growth of 2% and refranchising.

In 2015, the increase in Franchise and license fees and income was driven by franchise same-store sales growth of 5%, net new unit growth and lapping franchise incentives provided in the first quarter of 2014 related to the national launch of breakfast.

G&A Expenses

In 2016, the decrease in G&A expenses was driven by lower U.S. pension costs, lapping the Live Más Scholarship contribution, and lower litigation costs.

In 2015, the increase in G&A expenses was driven by higher incentive compensation costs, investment spending on strategic growth and technology initiatives, higher U.S. pension costs, higher litigation costs and the creation of the Live Más Scholarship.

Operating Profit

In 2016, the increase in Operating Profit, excluding the impacts of foreign currency translation and 53rd week, was driven by same-store sales growth, net new unit growth and lower G&A expenses, partially offset by higher restaurant operating costs and refranchising.

In 2015, the increase in Operating Profit was driven by same-store sales growth and net new unit growth, partially offset by higher G&A expenses.

Corporate & Unallocated

				% B/(W)
Income/(Expense)	2016	2015	2014	2016		2015
Corporate G&A expenses	$(316)	$(196)	$(189)	(62)		(3)
Unallocated Franchise and license fees and income	(2)	—	—	NM		NM
Unallocated Franchise and license expenses	(24)	(71)	—	67		NM
Refranchising gain (loss) (See Note 5)	141	(23)	16	NM		NM
Unallocated Other income (expense)	(11)	(23)	(11)	47		NM
Interest expense, net	(307)	(141)	(143)	NM		1
Income tax provision (See Note 18)	(324)	(325)	(368)	—		11
Effective tax rate (See Note 18)	24.6%	25.8%	26.7%	1.2	ppts.	0.9	ppts.

Corporate G&A Expenses

In 2016, the increase in Corporate G&A expenses was driven by incremental costs associated with YUM's Strategic Transformation Initiatives (See Note 5), non-cash charges associated with the modification of certain Executive Income Deferral (“EID”) share-based compensation awards (See Note 5 ), Retirement plan settlement charges (See Note 5) and higher incentive compensation costs, partially offset by lower professional and legal fees.

In 2015, the increase in Corporate G&A expenses was driven by higher pension costs.

Unallocated Franchise and License fees and income

In 2016, Unallocated Franchise and license fees and income reflects charges related to the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Franchise and License expenses

In 2016 and 2015, Unallocated Franchise and license expenses reflect charges related to the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Other Income (Expense)

In 2016, Unallocated Other (income) expense primarily includes write-downs related to our decision to dispose of our corporate aircraft and foreign exchange losses. See Note 8.

In 2015 and 2014, Unallocated Other (income) expense primarily includes foreign exchange losses.

Interest Expense, Net

The increase in interest expense, net for 2016 was driven by increased outstanding borrowings. See Note 11.

The decrease in interest expense, net for 2015 was driven by lower effective interest rates on outstanding borrowings, partially offset by increased short-term borrowings.

Income Tax Provision

See Note 18 for discussion of our income tax provision.

Income from Discontinued Operations, Net of Tax

The following table is a summary of the operating results of the China business which have been reflected in discontinued operations. See Note 4 for additional information.

	2016(a)	2015	2014
Total revenues	$5,776	$6,909	$6,934
Total income from discontinued operations before income taxes(b)(c)	571	526	53
Income tax (benefit) provision(c)(d)	(65)	164	38
Income from discontinued operations, net of tax(c)	625	357	45

(a)	Includes Yum China financial results from January 1, 2016 to October 31, 2016.

(b)	Includes costs incurred to execute the Separation of $68 million and $9 million for 2016 and 2015, respectively. Such costs primarily relate to transaction advisors, legal and other consulting fees.

(c)
During 2014, we recorded a $463 million non-cash impairment charge related to China's investment in the Little Sheep restaurant business. The tax benefit associated with these losses of $76 million and the losses allocated to the noncontrolling founding shareholder of $26 million resulted in a net impact of $361 million on Income from discontinued operations, net of tax.

(d)
During 2016, we recorded a tax benefit of $233 million related to previously recorded losses associated with China's Little Sheep business. The tax benefit associated with these losses was able to be recognized as a result of legal entity restructuring completed in anticipation of the China spin-off.

Consolidated Cash Flows

Net cash provided by operating activities from continuing operations was $1,204 million in 2016 versus $1,213 million in 2015. The decrease was primarily driven by an increase in interest payments, partially offset by a decrease in income tax payments.

In 2015, net cash provided by operating activities from continuing operations was $1,213 million compared to $1,217 million in 2014. The decrease was primarily driven by higher pension contributions, offset by lapping higher income tax payments in the prior year.

Net cash used in investing activities from continuing operations was $24 million in 2016 compared to $189 million in 2015. The decrease was primarily driven by higher refranchising proceeds and lower capital spending.

In 2015, net cash used in investing activities from continuing operations was $189 million compared to $424 million in 2014. The decrease was primarily driven by higher refranchising proceeds and lower capital spending.

Net cash used in financing activities from continuing operations was $677 million in 2016 compared to $1,058 million in 2015. The decrease was primarily driven by higher proceeds from net borrowings, partially offset by higher share repurchases.

In 2015, net cash used in financing activities from continuing operations was $1,058 million compared to $739 million in 2014. The increase was primarily driven by higher share repurchases and dividends, partially offset by higher net borrowings.

Consolidated Financial Condition

During 2016, we issued $6.9 billion in new debt and repaid $1.6 billion of borrowings that were outstanding as of December 26, 2015. See Note 11 for detail on these debt issuances and repayments. Shareholders’ Equity (Deficit) declined $6.6 billion due primarily to share repurchases of $5.4 billion and the spin-off of our China business.

Liquidity and Capital Resources

In October 2015, we announced our intent to separate our former China business into an independent publicly-traded company and become more of a pure play franchisor with more stable earnings, higher profit margins, lower capital requirements and stronger cash flow conversion. Additionally, we announced our intention to return substantial capital to shareholders, the majority of which was to be funded by incremental borrowings. Since the fourth quarter of 2015, through December 31, 2016, we have repurchased 79 million shares of our Common Stock for $6.3 billion, including $5.4 billion in 2016. Over the same period, we have paid cash dividends of $942 million, including $744 million in 2016, for a total return to shareholders of $7.2 billion.

	Number of Common Shares Repurchased	Value of Common Shares Repurchased	Average Price Paid Per Share	Dividends Paid	Total Return to Shareholders
Fourth Quarter 2015	11	$830	$72.64	$198	$1,028
First Quarter 2016	13	925	69.68	192	1,117
Second Quarter 2016	9	740	81.98	187	927
Third Quarter 2016	24	2,092	87.12	179	2,271
Fourth Quarter 2016 - pre-Separation	13	1,115	89.15	—	1,115
Fourth Quarter 2016 - post-Separation(a)	9	576	62.90	186	762
	79	$6,278		$942	$7,220

(a)	Includes the effect of $45 million in share repurchases (0.7 million shares) with trade dates prior to December 31, 2016 but settlement dates subsequent to December 31, 2016.

See Note 17 for additional details related to our share repurchase activity.

We completed $6.9 billion of debt financing transactions during 2016 to assist in funding the shareholder returns noted above. As of December 31, 2016, approximately 90%, including the impact of interest rate swaps, of our $9.1 billion of total debt outstanding is fixed with an effective overall interest rate of approximately 4.7%. We have transitioned to non-investment grade credit ratings of BB (Standard & Poor's)/Ba3 (Moody's) with a balance sheet more consistent with highly-levered peer restaurant franchise companies. We are now managing a capital structure which is levered in-line with our target of approximately five times EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. See Note 11 for details of our financing activities supporting the return of capital initiative.

In October 2016, we announced YUM’s Strategic Transformation Initiatives to drive global expansion of the KFC, Pizza Hut and Taco Bell brands following the Separation on October 31, 2016. As part of this transformation we intend to own less than 1,000 stores by the end of 2018 and, by 2019, reduce annual run-rate capital expenditures to approximately $100 million, improve our efficiency by lowering G&A expenses to 1.7% of system sales and increase free cash flow conversion to 100%.

Over the next 3 years, we intend to return an additional $6.5 to $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these additional shareholder returns through a combination of free cash flow generation, refranchising proceeds and maintenance of our five times EBITDA leverage. We anticipate generating proceeds in excess of $2 billion, net of tax, through the refranchising of over 2,000 stores.

We have historically generated substantial cash flows from the operations of our company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows from continuing operations have approximated $1.2 billion each of the past three years. Going forward, we anticipate that any decrease in operating cash flows from the operation of fewer Company-owned stores due to refranchising will be offset with savings generated from decreased capital investment and G&A expense required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain $1 billion of undrawn capacity under our existing revolving credit facility.

Our balance sheet often reflects a working capital deficit, which is not uncommon in our industry and is also historically common for YUM. Company sales are paid in cash or by credit card (which is quickly converted into cash) and our royalty receivables from franchisees are generally due within 30 days of the period in which the related sales occur. Substantial amounts of cash received have historically been either invested in new restaurant assets which are non-current in nature or returned to shareholders. As part of our working capital strategy we negotiate favorable credit terms with vendors and, as a result, our on-hand inventory turns faster than the related short-term liabilities. Accordingly, it is not unusual for current liabilities to exceed current assets. We believe such a deficit has no significant impact on our liquidity or operations.

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

Borrowing Capacity

Securitization Notes. In May 2016, Taco Bell Funding, LLC, a newly formed special purpose subsidiary of the Company, issued an aggregate of $2.3 billion of fixed rate senior secured notes (“Class A-2 Notes”). In connection with the issuance of the Class A-2 Notes, Taco Bell Funding, LLC also issued variable rate notes (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Securitization Notes”) pursuant to a new revolving financing facility, which allows for the borrowing of up to $100 million including the issuance of letters of credit up to $50 million. We have no outstanding borrowings related to the Variable Funding Notes and have $15 million in letters of credit outstanding as of December 31, 2016 related to this facility. The Securitization Notes contain cross-default provisions whereby the failure to pay principal on any outstanding Securitization Notes will constitute an event of default under any other Securitization Notes.

The Company used certain of the proceeds from the sale of the Class A-2 Notes to pay down the entire outstanding balance of $2 billion of its Unsecured Short-term Loan Credit Facility ("Bridge Facility"), at which time the Bridge Facility was terminated, as well as to pay related fees and expenses and fund certain accounts related to the Securitization Notes. The remaining proceeds of the Securitization Notes were used to return capital to shareholders through share repurchases and for general corporate purposes.

Credit Agreement. In June 2016, three wholly-owned subsidiaries of the Company, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as co-borrowers (the "Borrowers") entered into a new credit agreement (the “Credit Agreement”) providing for (i) a $500 million Term Loan A facility (the “Term Loan A Facility”), (ii) a $2 billion Term Loan B facility (the “Term Loan B Facility”) and (iii) a $1 billion revolving facility (the “Revolving Facility”) which has no outstanding borrowings and has $5 million in letters of credit outstanding as of December 31, 2016, each of which may be increased subject to certain conditions. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

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

We used certain of the proceeds from the Subsidiary Senior Unsecured Notes and the Term Loan A Facility and the Term Loan B Facility to repay all outstanding amounts under our senior unsecured revolving credit facility (the “Senior Unsecured Revolving Credit Facility”) which had outstanding borrowings of $701 million as of December 26, 2015. Concurrent with this repayment the Senior Unsecured Revolving Credit Facility was terminated. The remaining proceeds are being used to return capital to shareholders through share repurchases and for general corporate purposes.

The majority of our remaining long-term debt primarily comprises Senior, unsecured obligations ("YUM Senior Unsecured Notes") which ranks equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. The YUM Senior Unsecured Notes have varying maturity dates from 2018 through 2043 and stated interest rates ranging from 3.75% to 6.88%. Amounts outstanding under YUM Senior Unsecured Notes were $2.2 billion at December 31, 2016. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

The following table summarizes the future maturities of our outstanding long-term debt, excluding capital leases, as of December 31, 2016.

	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	2037	2043	Total
Securitization Notes	$23	$23	$23	$789	$15	$15	$479	$10	$10	$907			$2,294
Credit Agreement	32	45	51	76	395	20	1,871						2,490
Subsidiary Senior Unsecured Notes								1,050		1,050			2,100
YUM Senior Unsecured Notes		325	250	350	350		325				325	275	2,200
Total	$55	$393	$324	$1,215	$760	$35	$2,675	$1,060	$10	$1,957	$325	$275	$9,084

As a result of issuing the Securitization Notes and the Subsidiary Senior Unsecured Notes and executing the Credit Agreement we have completed our recapitalization plan. Full year 2016 interest expense was $333 million and we currently expect annualized interest expense of approximately $430 million based on existing debt levels and current interest rates on our variable-rate debt.

See Note 11 for details on the the Securitization Notes, Subsidiary Senior Unsecured Notes, the Credit Agreement and YUM Senior Unsecured Notes.

Contractual Obligations

Our significant contractual obligations and payments as of December 31, 2016 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$12,304	$462	$1,481	$2,628	$7,733
Capital leases(b)	181	16	31	29	105
Operating leases(b)	1,204	171	276	186	571
Purchase obligations(c)	417	273	115	28	1
Benefit plans(d)	249	120	38	28	63
Total contractual obligations	$14,355	$1,042	$1,941	$2,899	$8,473

(a)	Amounts include maturities of debt outstanding as of December 31, 2016 and expected interest payments on those outstanding amounts on a nominal basis. See Note 11.

(b)	These obligations, which are shown on a nominal basis, relate primarily to approximately 2,000 company-owned restaurants. See Note 12.

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

(d)
Includes actuarially-determined timing of payments from our most significant unfunded pension plan as well as scheduled payments from our deferred compensation plan and other unfunded benefit plans where payment dates are determinable. This table excludes $37 million of future benefit payments for deferred compensation and other unfunded benefit plans to be paid upon separation of employee's service or retirement from the company, as we cannot reasonably estimate the dates of these future cash payments.

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and UK.  The most significant of the U.S. plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from our other significant U.S. plan are paid by the Company as incurred (see footnote (d) above).  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time-to-time to improve the Plan’s funded status.  At December 31, 2016 the Plan was in a net underfunded position of $58 million.  The UK pension plans were in a net overfunded position of $44 million at our 2016 measurement date.

We do not anticipate making any significant contributions to the Plan in 2017. Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumptions.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions in 2017 and beyond.

Our post-retirement health care plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $5 million in 2016 and no future funding amounts are included in the contractual obligations table.  See Note 15.

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

We have not included in the contractual obligations table approximately $4 million of liabilities for unrecognized tax benefits relating to various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.  These liabilities exclude amounts that are temporary in nature and for which we anticipate that over time there will be no net cash outflow.

We have excluded from the contractual obligations table certain commitments associated with the KFC U.S. Acceleration Agreement (See Note 5) as we cannot reliably estimate the specific timing of the remaining investments to be made in each of the next two years. In connection with this agreement we anticipate investing a total of approximately $120 million from 2015 through 2018 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels, of which $98 million has been invested through 2016.

Off-Balance Sheet Arrangements

See the Lease Guarantees and Franchise Loan Pool and Equipment Guarantees sections of Note 20 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. The standard allows for either a full retrospective or modified retrospective transition method. In March and April 2016, the FASB issued the following amendments to clarify the implementation of ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. We intend to adopt the new standards using the full retrospective transition method in the first quarter of 2018.

We do not believe these standards will impact the recognition of our two largest sources of revenue, sales in company-owned restaurants and sales-based continuing fees from franchisees. Additionally, we do not expect the new standards will materially impact the recognition of refranchising gains and losses as these transactions are divestitures of businesses and thus outside the scope of the standards. See Note 2 for a description of our current accounting policies.

The standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. We are currently evaluating the standards to determine whether the services we provide related to upfront fees we receive from franchisees such as initial or renewal fees contain separate and distinct performance obligations from the franchise right. If we determine these services are not separate and distinct from the overall franchise right, the fees received will be recognized as revenue over the term of each respective franchise agreement. We currently recognize upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. The standards require the unamortized portion of fees received to be presented in our Consolidated Balance Sheets as a contract liability. Any contract liabilities required to be recorded as a result of adopting these standards may be material to our Consolidated Balance Sheets given the volume of our franchise agreements and their duration, which is typically equal to or in excess of ten years.

Similarly, we are currently evaluating whether the benefits we receive from incentive payments we may make to our franchisees (e.g. equipment funding provided under the KFC U.S. Acceleration Agreement, see Note 5) are separate and distinct from the benefits we receive from the franchise right. If they cannot be separated from the franchise right then such incentive payments would be amortized as a reduction of revenue over the term of the franchise agreement. Currently, we recognize any payments made to franchisees within our Consolidated Statements of Income when we are obligated to make the payment.

We are also evaluating whether the standards will have an impact on transactions currently not included in our revenues such as franchisee contributions to and subsequent expenditures from advertising cooperatives that we are required to consolidate. We act as an agent in regard to these franchisee contributions and expenditures and as such we do not currently include them in our Consolidated Statements of Income or Cash Flows. See Note 2 for details. We are evaluating whether the new standards will impact the principal/agent determinations in these arrangements. If we determine we are the principal in these arrangements we would include contributions to and expenditures from these advertising cooperatives within our Consolidated Statements of Income and Cash Flows. While any such change has the potential to materially impact our gross amount of reported revenues and expenses, such impact would largely be offsetting and we would not expect there to be a significant impact on our reported Net Income.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by requiring that substantially all lease assets and liabilities be recognized on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We currently plan to adopt ASU 2016-02 in the first quarter of 2019 and we are evaluating the impact the adoption of this standard will have on our Financial Statements. Based on our current volume of store leases and subleases (See Note 12) to franchisees we expect this adoption will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets; however, we believe the impact will be less material over time as we execute our strategy to be at least 98% franchised by 2019 and thus are a party to fewer leases. Further, we do not anticipate adoption will have a significant impact on our Consolidated Statements of Income or Cash Flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including their income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the Company in our first quarter of fiscal 2017. Upon adoption of this standard, excess tax benefits associated with share-based compensation, which we currently recognize within

Common Stock, will be reflected within the Income tax provision in our Consolidated Statements of Income. Additionally, our Consolidated Statements of Cash Flows will present such excess tax benefits, which are currently presented as a financing activity, as an operating activity. The impact of adopting this standard on our Financial Statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises. Given the current intrinsic value of our outstanding share-based compensation awards, we currently anticipate a significant impact to our reported tax rate as exercises occur.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in our first quarter of fiscal 2020 with early adoption permitted beginning in the first quarter of fiscal 2019. We are currently evaluating the impact the adoption of this standard will have on our Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance will require a modified retrospective application with a cumulative adjustment to opening retained earnings at the beginning of our first quarter of fiscal 2019 but permits adoption at the beginning of an earlier annual period. We are currently evaluating the impact of adopting ASU 2016-16 on our Financial Statements.

Critical Accounting Policies and Estimates

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments.  These judgments involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition.  Changes in the estimates and judgments could significantly affect our results of operations and financial condition and cash flows in future years.  A description of what we consider to be our most significant critical accounting policies follows.

Impairment or Disposal of Long-Lived Assets

We review long-lived assets of restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable restaurants.  For restaurant assets that are deemed to not be recoverable, we write-down the impaired restaurant to its estimated fair value.  Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant, which are reduced by future royalties a franchisee would pay, and a discount rate.  The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant.  Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

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

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist.  Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our business units (which are aligned based on geography) in our KFC, Pizza Hut and Taco Bell Divisions.  Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company-owned restaurant operations and franchise royalties.

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

The fair values of all our reporting units with goodwill balances were substantially in excess of their respective carrying values as of the 2016 goodwill testing date.

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

During 2016, the Company's reporting units with the most significant refranchising activity and recorded goodwill were Pizza Hut U.S. and Taco Bell U.S.  Within Pizza Hut U.S., 195 restaurants were refranchised (representing 38% of beginning-of-year company units) and $3 million in goodwill was written off (representing 4% of beginning-of-year goodwill). Within Taco Bell U.S., 46 restaurants were refranchised (representing 5% of beginning-of-year company units) and $2 million in goodwill was written off (representing 2% of beginning-of-year goodwill).

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

See Note 20 for a further discussion of our insurance programs.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $993 million and a fair value of plan assets of $837 million at December 31, 2016.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 4.60% at December 31, 2016.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for this discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or Standard & Poor's ("S&P") with cash flows that mirror our expected benefit payment cash flows under the plans.  We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody's and S&P) and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $60 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $65 million at our measurement date.

The pension expense we will record in 2017 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date.  We expect pension expense for our U.S. plans, excluding the impact of settlement charges associated with the deferred vested payout program in 2016 (See Note 5), to be largely unchanged in 2017.  A 50 basis-point decrease in our discount rate assumption at our 2016 measurement date would increase our 2017 U.S. pension expense by approximately $8 million. A 50 basis-point increase in our discount rate assumption at our 2016 measurement date would decrease our 2017 U.S. pension expense by approximately $4 million.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical returns for each asset category.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2017 pension expense, at December 31, 2016 was 6.5%.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2017 U.S. pension expense by approximately $8 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 6.5% will impact our unrecognized pre-tax actuarial net loss by approximately $8 million.

A decrease in discount rates over time has largely contributed to an unrecognized pre-tax actuarial net loss of $150 million included in Accumulated other comprehensive income (loss) for these U.S. plans at December 31, 2016.  We will recognize approximately $7 million of such loss in net periodic benefit cost in 2017 versus $6 million recognized in 2016. See Note 15.

Income Taxes

At December 31, 2016, we had valuation allowances of approximately $195 million to reduce our $1.1 billion of deferred tax assets to amounts that are more likely than not to be realized.  The net deferred tax assets primarily relate to capital loss carryforwards and temporary differences in profitable U.S. federal, state and foreign jurisdictions, net operating losses in certain foreign jurisdictions, the majority of which do not expire, and U.S. foreign tax credit carryovers that expire 10 years from inception and for which we anticipate having foreign earnings to utilize. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies and refranchising plans. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities.  We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not that the position would be sustained upon examination by these tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At December 31, 2016, we had $91 million of unrecognized tax benefits, $87 million of which are temporary in nature and, if recognized, would not impact the effective tax rate.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

We have investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis.  We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone these basis differences from reversing with a tax consequence.   We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $2.1 billion at December 31, 2016.  A determination of the deferred tax liability on this amount is not practicable.

If our intentions regarding our ability and intent to postpone these basis differences from reversing with a tax consequence change, deferred tax may need to be provided that could materially impact the provision for income taxes.

See Note 18 for a further discussion of our income taxes.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S. Our outstanding Long-term debt of $9.1 billion includes 73% fixed-rate debt and 27% variable-rate debt. We have attempted to minimize the interest rate risk related to $1.55 billion of this variable-rate debt through the use of interest rate swaps. As a result, approximately 90% of our $9.1 billion of outstanding debt at December 31, 2016 is effectively fixed-rate debt. See Note 11 for details on these issuances and repayments and Note 13 for details related to interest rate swaps.

As of December 31, 2016 and December 26, 2015 a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period after consideration of the aforementioned interest rate swaps, in an increase of approximately $10 million and $14 million, respectively, in Interest expense, net within our Consolidated Statements of Income. These estimated amounts are based upon the current level of variable-rate debt that has not been swapped to fixed and assume no changes in the volume or composition of that debt and include no impact from interest income related to cash and cash equivalents.

The fair value of our cumulative fixed-rate debt of $6.6 billion as of December 31, 2016, would decrease approximately $375 million as a result of the same hypothetical 100 basis-point increase. At December 31, 2016, a hypothetical 100 basis-point decrease in short-term interest rates would decrease the fair value of our interest rate swaps approximately $55 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the durations.

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

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $2.1 billion as of December 31, 2016. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 31, 2016 Operating Profit would have decreased approximately $105 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (YUM) as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity (deficit) for each of the fiscal years in the three-year period ended December 31, 2016. We also have audited YUM’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. YUM’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on YUM’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 31, 2016 and December 26, 2015, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Louisville, Kentucky
February 21, 2017

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
(in millions, except per share data)
	2016	2015	2014
Revenues
Company sales	$4,200	$4,356	$4,503
Franchise and license fees and income	2,166	2,084	2,084
Total revenues	6,366	6,440	6,587
Costs and Expenses, Net
Company restaurants
Food and paper	1,269	1,348	1,471
Payroll and employee benefits	1,109	1,131	1,172
Occupancy and other operating expenses	1,120	1,168	1,227
Company restaurant expenses	3,498	3,647	3,870
General and administrative expenses	1,161	1,099	1,028
Franchise and license expenses	202	237	159
Closures and impairment (income) expenses	14	15	18
Refranchising (gain) loss	(141)	23	(16)
Other (income) expense	7	17	11
Total costs and expenses, net	4,741	5,038	5,070

Operating Profit	1,625	1,402	1,517

Interest expense, net	307	141	143

Income from continuing operations before income taxes	1,318	1,261	1,374

Income tax provision	324	325	368
Income from continuing operations	994	936	1,006
Income from discontinued operations, net of tax	625	357	45
Net Income	$1,619	$1,293	$1,051

Basic Earnings per Common Share from continuing operations	$2.52	$2.15	$2.27
Basic Earnings per Common Share from discontinued operations	$1.59	$0.82	$0.10
Basic Earnings Per Common Share	$4.11	$2.97	$2.37

Diluted Earnings per Common Share from continuing operations	$2.48	$2.11	$2.22
Diluted Earnings per Common Share from discontinued operations	$1.56	$0.81	$0.10
Diluted Earnings Per Common Share	$4.04	$2.92	$2.32

Dividends Declared Per Common Share	$1.73	$1.74	$1.56

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
(in millions)

	2016	2015	2014

Net Income - YUM! Brands, Inc.	$1,619	$1,293	$1,051
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	(166)	(253)	(147)
Reclassifications of adjustments and (gains) losses into Net Income	(11)	115	2
	(177)	(138)	(145)
Tax (expense) benefit	20	—	4
	(157)	(138)	(141)

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(63)	101	(209)
Reclassification of (gains) losses into Net Income	44	53	27
	(19)	154	(182)
Tax (expense) benefit	5	(57)	69
	(14)	97	(113)

Changes in derivative instruments
Unrealized gains (losses) arising during the year	48	32	23
Reclassification of (gains) losses into Net Income	(8)	(41)	(23)
	40	(9)	—
Tax (expense) benefit	(16)	1	—
	24	(8)	—

Other comprehensive income (loss), net of tax	(147)	(49)	(254)
Comprehensive Income	$1,472	$1,244	$797

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
(in millions)
	2016	2015	2014
Cash Flows – Operating Activities from Continuing Operations
Net Income	$1,619	$1,293	$1,051
Income from discontinued operations, net of tax	(625)	(357)	(45)
Depreciation and amortization	309	322	328
Closures and impairment (income) expenses	14	15	18
Refranchising (gain) loss	(141)	23	(16)
Contributions to defined benefit pension plans	(41)	(98)	(18)
Deferred income taxes	27	(102)	(46)
Excess tax benefit from share-based compensation	(83)	(47)	(40)
Share-based compensation expense	80	46	45
Changes in accounts and notes receivable	(46)	(35)	(21)
Changes in inventories	—	(3)	(2)
Changes in prepaid expenses and other current assets	6	(13)	2
Changes in accounts payable and other current liabilities	17	93	23
Changes in income taxes payable	16	15	(135)
Other, net	52	61	73
Net Cash Provided by Operating Activities from Continuing Operations	1,204	1,213	1,217
Cash Flows – Investing Activities from Continuing Operations
Capital spending	(422)	(461)	(508)
Proceeds from refranchising of restaurants	346	219	83
Other, net	52	53	1
Net Cash Used in Investing Activities from Continuing Operations	(24)	(189)	(424)
Cash Flows – Financing Activities from Continuing Operations
Proceeds from long-term debt	6,900	—	—
Repayments of long-term debt	(324)	(261)	(65)
Revolving credit facilities, three months or less, net	(701)	285	416
Short-term borrowings, by original maturity
More than three months – proceeds	1,400	609	—
More than three months – payments	(2,000)	—	—
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(5,402)	(1,200)	(820)
Excess tax benefit from share-based compensation	83	47	40
Dividends paid on Common Stock	(744)	(730)	(669)
Debt issuance costs	(86)	—	—
Net transfers from discontinued operations	289	235	372
Other, net	(92)	(43)	(13)
Net Cash Used in Financing Activities from Continuing Operations	(677)	(1,058)	(739)
Effect of Exchange Rate on Cash and Cash Equivalents	(25)	11	12
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Continuing Operations	478	(23)	66
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – Beginning of Year	334	357	291
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – End of Year	$812	$334	$357

Cash Provided by Operating Activities from Discontinued Operations	$829	$931	$832
Cash Used in Investing Activities from Discontinued Operations	(287)	(493)	(512)
Cash Used in Financing Activities from Discontinued Operations	(292)	(234)	(375)

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 31, 2016 and December 26, 2015
(in millions)
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$704	$313
Accounts and notes receivable, net	370	324
Inventories	36	40
Prepaid expenses and other current assets	238	133
Advertising cooperative assets, restricted	134	103
Current assets of discontinued operations	—	774
Total Current Assets	1,482	1,687

Property, plant and equipment, net	2,160	2,347
Goodwill	541	571
Intangible assets, net	151	164
Other assets	370	330
Deferred income taxes	774	591
Noncurrent assets of discontinued operations	—	2,371
Total Assets	$5,478	$8,061

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities	$1,132	$1,074
Income taxes payable	37	55
Short-term borrowings	66	921
Advertising cooperative liabilities	134	103
Current liabilities of discontinued operations	—	934
Total Current Liabilities	1,369	3,087

Long-term debt	9,061	3,007
Other liabilities and deferred credits	704	745
Noncurrent liabilities of discontinued operations	—	247
Total Liabilities	11,134	7,086

Redeemable noncontrolling interest - discontinued operations	—	6

Shareholders’ Equity (Deficit)
Common Stock, no par value, 750 shares authorized; 355 shares and 420 shares issued in 2016 and 2015, respectively	—	—
Retained earnings (Accumulated Deficit)	(5,223)	1,150
Accumulated other comprehensive income (loss)	(433)	(239)
Total Shareholders’ Equity (Deficit) – YUM! Brands, Inc.	(5,656)	911
Noncontrolling interests - discontinued operations	—	58
Total Shareholders’ Equity (Deficit)	(5,656)	969
Total Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity (Deficit)	$5,478	$8,061

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Deficit)
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income(Loss)	Noncontrolling Interests	Total Shareholders' Equity (Deficit)	Redeemable Noncontrolling Interest
	Shares	Amount
Balance at December 28, 2013	443	$—	$2,102	$64	$63	$2,229	$39

Net Income (loss)			1,051		(1)	1,050	(29)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $4 million)				(143)	(1)	(144)	(1)
Reclassification of translation adjustments into income				2		2
Pension and post-retirement benefit plans (net of tax impact of $69 million)				(113)		(113)
Comprehensive Income (loss)						795	(30)
Dividends declared			(691)		(4)	(695)
Repurchase of shares of Common Stock	(11)	(95)	(725)			(820)
Employee stock option and SARs exercises (includes tax impact of $37 million)	2	33				33
Compensation-related events (includes tax impact of $5 million)		62				62
Balance at December 27, 2014	434	$—	$1,737	$(190)	$57	$1,604	$9

Net Income (loss)			1,293		6	1,299	(1)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $3 million)				(250)	(4)	(254)	(2)
Reclassification of translation adjustments into income (net of tax impact of $3 million)				112		112
Pension and post-retirement benefit plans (net of tax impact of $57 million)				97		97
Net unrealized loss on derivative instruments (net of tax impact of $1 million)				(8)		(8)
Comprehensive Income (loss)						1,246	(3)
Dividends declared			(756)			(756)
Acquisition of Little Sheep store-level noncontrolling interests		1			(1)	—
Repurchase of shares of Common Stock	(16)	(76)	(1,124)			(1,200)
Employee stock option and SARs exercises (includes tax impact of $43 million)	2	11				11
Compensation-related events (includes tax impact of $7 million)		64				64
Balance at December 26, 2015	420	$—	$1,150	$(239)	$58	$969	$6

Net Income (loss)			1,619		18	1,637	(7)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $20 million)				(146)	(3)	(149)	1
Reclassification of translation adjustments into income				(11)		(11)
Pension and post-retirement benefit plans (net of tax impact of $5 million)				(14)		(14)
Net unrealized gain on derivative instruments (net of tax impact of $16 million)				24		24
Comprehensive Income (loss)						1,487	(6)
Dividends declared			(661)		(6)	(667)
Separation of China business			(1,932)	(47)	(67)	(2,046)
Repurchase of shares of Common Stock	(68)	(49)	(5,399)			(5,448)
Employee stock option and SARs exercises (includes tax impact of $75 million)	3	1				1
Compensation-related events (includes tax impact of $11 million)		48				48
Balance at December 31, 2016	355	$—	$(5,223)	$(433)	$—	$(5,656)	$—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has over 43,500 units of which 58% are located outside the U.S. in more than 135 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

Through our widely-recognized Concepts, we develop, operate or franchise a system of both traditional and non-traditional quick service restaurants.  The terms "franchise" or "franchisee" within these Consolidated Financial Statements are meant to describe third parties that operate units under either franchise or license agreements. Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients as well as unique recipes and special seasonings to provide appealing, convenient, tasty and attractive food at competitive prices.  Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service.  Non-traditional units include express units and kiosks which have a more limited menu and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.  We also operate multibrand units, where two or more of our Concepts are operated in a single unit.

As of December 31, 2016, YUM consisted of three operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

Effective January 2016, the Company's India Division was segmented by brand, integrated into the global KFC, Pizza Hut and Taco Bell Divisions, and is no longer a separate operating segment. While our consolidated results were not impacted, we have restated our historical segment information for consistent presentation. Integrating India into our Brand Divisions increased 2015 Total revenues for the KFC, Pizza Hut and Taco Bell Divisions by $105 million, $8 million and $3 million, respectively. 2015 Operating Profit decreased by $16 million, and $3 million for the KFC and Taco Bell Divisions, respectively, and increased less than $1 million for the Pizza Hut Division. Integrating India into our Brand Divisions increased 2014 Total revenues for the KFC, Pizza Hut and Taco Bell Divisions by $128 million, $11 million and $2 million, respectively. 2014 Operating Profit decreased by $6 million, $1 million and $2 million for the KFC, Pizza Hut and Taco Bell Divisions, respectively.

On October 31, 2016 (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). On the Distribution Date, we distributed to each of our shareholders of record as of the close of business on October 19, 2016 (the “Record Date”) one share of Yum China common stock for each share of our Common Stock held as of the Record Date. The distribution was structured to be a tax free distribution to our U.S. shareholders for federal income tax purposes in the United States. Yum China’s common stock now trades on the New York Stock Exchange ("NYSE") under the symbol “YUMC.” After the distribution, we do not beneficially own any shares of Yum China common stock.

Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations, assets and liabilities, and cash flows of the separated business are presented as discontinued operations in our Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented. See additional information related to the impact of the Separation in Note 4.

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

Our most significant variable interests are in entities that operate restaurants under our Concepts’ franchise and license arrangements.  We do not have an equity interest in any of our franchisee businesses.  Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees.  However, we do have variable interests in certain franchisees through real estate lease arrangements to which we are a party.  At the end of 2016, YUM has future lease payments due from franchisees, on a nominal basis, of approximately $250 million, and we are contingently liable on certain other lease agreements that have been assigned to franchisees. See the Lease Guarantees and Franchise Loan Pool and Equipment Guarantees sections in Note 20. As our franchise and license arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

See Note 20 for additional information on our entity that operates a franchise lending program that is a VIE in which we have a variable interest but for which we are not the primary beneficiary and thus do not consolidate.

We participate in various advertising cooperatives with our franchisees established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both Company-owned and franchise restaurants and are generally based on a percentage of restaurant sales.  We maintain certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of our voting rights, we consolidate certain of these cooperatives for which we are the primary beneficiary.  Advertising cooperative assets, consisting primarily of cash received from the Company and franchisees and accounts receivable from franchisees, can only be used to settle obligations of the respective cooperative.  Advertising cooperative liabilities represent the corresponding obligation arising from the receipt of the contributions to purchase advertising and promotional programs for which creditors do not have recourse to the general credit of the Company as the primary beneficiary.  Therefore, we report all assets and liabilities of these advertising cooperatives that we consolidate as Advertising cooperative assets, restricted and Advertising cooperative liabilities in the Consolidated Balance Sheet.  As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees with regard to these contributions.  Thus, we do not reflect franchisee contributions to these cooperatives in our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

Fiscal Year.  Our fiscal years have historically ended on the last Saturday in December and, as a result, a 53rd week was added every five or six years.  The first three quarters of each fiscal year consisted of 12 weeks and the fourth quarter consisted of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.  Our U.S. subsidiaries and certain international subsidiaries operated on similar fiscal calendars. Our remaining international subsidiaries operated on a monthly calendar, and thus never had a 53rd week, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter.  Certain international subsidiaries within our KFC, Pizza Hut and Taco Bell divisions have historically closed approximately one month or one period earlier to facilitate consolidated reporting.

Fiscal year 2016 included 53 weeks for YUM, our U.S. businesses and for our international subsidiaries that report on a period calendar. The 53rd week added $76 million to Total revenues and $27 million to Operating Profit in our 2016 Consolidated Statement of Income.

On January 27, 2017, YUM’s Board of Directors approved a change in its fiscal year from a year ending on the last Saturday of December to a year beginning on January 1 and ending December 31 of each year, commencing with the year ending December 31, 2017. In connection with the new fiscal year, the Company will move from a 52-week periodic fiscal calendar with three 12-week interim quarters and a 16-week fourth quarter to a monthly reporting calendar with each quarter comprised of three months. Our U.S. subsidiaries will continue to report on a period calendar as described above.

The change in the Company’s fiscal year was made primarily to accommodate the removal of aforementioned reporting lags from certain of our international subsidiary fiscal calendars, which will significantly improve the alignment of our global reporting calendars. As a result of removing these reporting lags each international subsidiary will now operate either on a monthly calendar consistent with the Company’s new calendar or on a periodic calendar consistent with our U.S. subsidiaries.

The change to the Company’s fiscal year is effective in 2017 and does not impact the Company’s results for the fiscal year ended December 31, 2016. However, we will restate previously issued financial statements when presenting financial statements under our new calendar in 2017.

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the United States are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2016, net cumulative translation adjustment losses of $313 million are recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet.

The majority of our foreign currency net asset exposure is in countries where we have company-owned restaurants. As we manage and share resources at the individual brand level within a country, cumulative translation adjustments are recorded and tracked at the foreign-entity level that represents the operations of our individual brands within that country. Translation adjustments recorded in Accumulated other comprehensive income (loss) are subsequently recognized as income or expense generally only upon sale of the related investment in a foreign entity, or upon a sale of assets and liabilities within a foreign entity that represents a complete or substantially complete liquidation of that foreign entity. For purposes of determining whether a sale or complete or substantially complete liquidation of an investment in a foreign entity has occurred, we consider those same foreign entities for which we record and track cumulative translation adjustments. See Note 5 for information on the liquidation of our Mexico and Pizza Hut Australia foreign entities and related Income Statement recognition of translation adjustments.

Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in Other (income) expense in our Consolidated Statements of Income.

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2016. These reclassifications had no effect on previously reported Net Income.

Franchise Operations.  We execute store-level franchise agreements for units operated by third parties which set out the terms of our arrangement with the franchisee. Additionally, we execute master franchise agreements in certain regions that transfer administrative and development obligations and sub-franchising rights to a franchisee in exchange for a reduced continuing fee.  Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee upon an individual store opening and continuing fees based upon a percentage of sales.  Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

The internal costs we incur to provide support services to our franchisees are charged to General and Administrative (“G&A”) expenses as incurred.  Certain direct costs of our franchise operations are charged to Franchise and license expenses.  These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we lease or sublease to franchisees, franchise marketing funding, amortization expense for franchise-related intangible assets, value added taxes on royalties and certain other direct incremental franchise support costs.

Revenue Recognition.  Revenues from Company-owned restaurants are recognized when payment is tendered at the time of sale.  The Company presents sales net of sales-related taxes.  Income from our franchisees includes initial fees, continuing fees, renewal fees and rental income from restaurants we lease or sublease to them.  We recognize initial fees received from a franchisee as revenue when we have performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a store.  We recognize continuing fees, which are based upon a percentage of franchisee sales as those sales occur and rental income is recognized as it is earned.  We recognize renewal fees when a renewal agreement with a franchisee becomes effective.  We present initial fees collected upon the sale of a Company-owned restaurant to a franchisee in Refranchising (gain) loss.

While the majority of our franchise agreements are entered into with terms and conditions consistent with those at a prevailing market rate, there are instances when we enter into franchise agreements with terms that are not at market rates (for example, below-market continuing fees) for a specified period of time. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront refranchising gain (loss) and amortize that amount into Franchise and license fees and income over the period such terms are in effect. The value of terms that are not considered to be at market within franchise agreements is estimated based upon the difference between the present value of the cash expected to be received under the franchise agreement and the present value of the cash that would have been expected to be received under a franchise agreement with terms substantially consistent with market.

Direct Marketing Costs.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred which are based on a percentage of sales.  We charge direct marketing costs incurred outside of a cooperative to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  Our advertising expenses were $260 million, $255 million and $261 million in 2016, 2015 and 2014, respectively.  We report the vast majority of our direct marketing costs in Occupancy and other operating expenses as they are incurred as a percentage of sales by Company-owned restaurants. Advertising incurred on behalf of franchised restaurants is recorded within Franchise and license expenses.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A expenses.  Research and development expenses were $24 million, $24 million and $25 million in 2016, 2015 and 2014, respectively.

Share-Based Employee Compensation.  We recognize ongoing share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant.  This compensation cost is recognized over the service period on a straight-line basis for awards that actually vest.  We present this compensation cost consistent with the other compensation costs for the employee recipient in either Payroll and employee benefits or G&A expenses. See Note 16 for further discussion of our share-based compensation plans.

Legal Costs. Settlement costs are accrued when they are deemed probable and reasonably estimable. Anticipated legal fees related to self-insured workers' compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, "property and casualty losses") are accrued when deemed probable and reasonably estimable. Legal fees not related to self-insured property and casualty losses are recognized as incurred. See Note 20 for further discussion of our legal proceedings.

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

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless it is more likely than not that we will refranchise restaurants as a group.  We review our long-lived assets of such individual restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We use two consecutive years of operating losses as our primary indicator of potential impairment for our semi-annual impairment testing of these restaurant assets.  We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets.  For restaurant assets that are not deemed to be recoverable, we write-down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets and is determined by discounting the estimated future after-tax cash flows of the restaurant, which include a deduction for royalties we would receive under a franchise agreement with terms substantially at market.  The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement.  The discount rate used in the fair value calculation is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets.  The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

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

Income Taxes.  We record deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss, capital loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences or carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in our Income tax provision in the period that includes the enactment date.  Additionally, in determining the need for recording a valuation allowance against the carrying amount of deferred tax assets, we consider the amount of taxable income and periods over which it must be earned, actual levels of past taxable income and known trends and events or transactions that are expected to affect future levels of taxable income.  Where we determine that it is more likely than not that all or a portion of an asset will not be realized, we record a valuation allowance.

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

See Note 18 for a further discussion of our income taxes.

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

Receivables.  The Company’s receivables are primarily generated from ongoing business relationships with our franchisees as a result of franchise and lease agreements.  Trade receivables consisting of royalties from franchisees, including Yum China, are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Consolidated Balance Sheet.  Yum China is our largest franchisee and we recorded franchise fee revenues of approximately $240 million from Yum China in 2016. Our provision for uncollectible franchisee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it probable that our franchisees will be unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.  We recorded $5 million and $3 million in net provisions within Franchise and license expenses in 2015 and 2014, respectively, related to uncollectible franchise and license trade receivables. Net provisions in 2016 related to uncollectible franchise and license trade receivables were less than $1 million. Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

	2016	2015
Accounts and notes receivable	$383	$338
Allowance for doubtful accounts	(13)	(14)
Accounts and notes receivable, net	$370	$324

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time-to-time.  As these receivables primarily relate to our ongoing business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees will be unable to make their required payments.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $21 million (net of an allowance of $2 million) and $16 million (net of an allowance of $4 million) at December 31, 2016 and December 26, 2015, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

Inventories.  We value our inventories at the lower of cost (computed on the first-in, first-out method) or market.

Property, Plant and Equipment.  We state PP&E at cost less accumulated depreciation and amortization.  We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows:  5 to 25 years for buildings and leasehold improvements, 3 to 20 years for machinery and equipment and 3 to 7 years for capitalized software costs.  We suspend depreciation and amortization on assets that are held for sale.

Leases and Leasehold Improvements.  The Company leases land, buildings or both for certain of its restaurants and restaurant support centers worldwide.  The length of our lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as capital or operating and the timing of recognition of rent expense over the duration of the lease.  We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably assured at the inception of the lease.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.  Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease.

We expense rent associated with leased land or buildings while a restaurant is being constructed whether rent is paid or we are subject to a rent holiday.  Additionally, certain of the Company's operating leases contain predetermined fixed escalations of the minimum rent during the lease term.  For leases with fixed escalating payments and/or rent holidays, we record rent expense on a straight-line basis over the lease term, including any option periods considered in the determination of that lease term.  Contingent rentals are based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense when attainment of the contingency is considered probable (e.g. when Company sales occur).

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

Goodwill and Intangible Assets.  From time-to-time, the Company acquires restaurants from one of our Concept’s franchisees or acquires another business.  Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed.  Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing.  Our reporting units are our business units (which are aligned based on geography) in our KFC, Pizza Hut and Taco Bell Divisions.

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

We record all derivative instruments on our Consolidated Balance Sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2016 and December 26, 2015, all of the counterparties to our interest rate swaps, foreign currency swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time-to-time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases as a reduction in Retained earnings (Accumulated Deficit).  Due to the large number of share repurchases of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $5,399 million, $1,124 million and $725 million in share repurchases were recorded as a reduction in Retained earnings (Accumulated Deficit) in 2016, 2015 and 2014, respectively. See Note 17 for additional information on our share repurchases.

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

Recently Adopted Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 amended the then current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company beginning with the quarter ended March 19, 2016. The adoption of this standard required restatement of our Consolidated Balance Sheet as of December 26, 2015. As a result, Other assets and Long-term debt each decreased by $13 million and Prepaid expenses and other current assets and Short-term borrowings each decreased by $1 million versus amounts previously reported.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 beginning with the quarter ended December 31, 2016 on a retrospective basis. As a result Net Cash Provided by Operating Activities from Continuing Operations increased by $5 million in 2015. End-of-period cash, cash equivalents and restricted cash increased by $21 million and $16 million as of December 26, 2015 and December 27, 2014, respectively. We classify restricted cash within our Consolidated Balance Sheets consistent with the nature of the restriction (e.g. cash restricted for future interest payments within the next 12 months is classified in Prepaid expenses and other current assets).

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year following the date its financial statements are issued. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year following the date its financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events. We adopted ASU 2014-15 effective December 31, 2016. The adoption had no impact on our Consolidated Financial Statements.

Note 3 – Earnings Per Common Share (“EPS”)

	2016	2015	2014
Income from continuing operations	$994	$936	$1,006
Income from discontinued operations	625	357	45
Net Income	$1,619	$1,293	$1,051
Weighted-average common shares outstanding (for basic calculation)	394	436	444
Effect of dilutive share-based employee compensation	6	7	9
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	400	443	453
Basic EPS from continuing operations	$2.52	$2.15	$2.27
Basic EPS from discontinued operations	1.59	0.82	0.10
Basic EPS	$4.11	$2.97	$2.37
Diluted EPS from continuing operations	$2.48	$2.11	$2.22
Diluted EPS from discontinued operations	1.56	0.81	$0.10
Diluted EPS	$4.04	$2.92	$2.32
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	5.0	4.5	5.5

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Discontinued Operations

As discussed in Note 1, on October 31, 2016, the Company completed the Separation of our China business.

In connection with the Separation, the Company and Yum China entered into a Separation and Distribution Agreement as well as various other agreements that provide a framework for the relationships between the parties, including among others a Tax Matters

Agreement, an Employee Matters Agreement, a Transition Services Agreement and a Master License Agreement. These agreements provided for the allocation between the Company and Yum China of assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between the Company and Yum China after the Separation.

For all the periods prior to the Separation, the financial results of Yum China are presented as Income from discontinued operations, net of tax in the Consolidated Statements of Income, Assets and Liabilities of discontinued operations in the Consolidated Balance Sheets and Cash flows from discontinued operations in our Consolidated Statements of Cash Flows.

Prior to the Separation, an intercompany franchise agreement existed between an entity of Yum China and a Company entity requiring Yum China to remit to the Company royalties on sales earned by KFC and Pizza Hut Company-owned stores in China. The royalties related to the franchise agreement were eliminated as intercompany transactions and were not separately reflected in our previously issued financial statements. Additionally, third-party franchisees of Yum China paid to a Company entity royalties as a percentage of their sales. We have restated the results of our KFC and Pizza Hut Divisions for periods prior to the Separation to reflect the royalties that were previously eliminated as intercompany transactions and related taxes that were previously included in our China Division results. We have also restated the results of our KFC and Pizza Hut Divisions to include the royalties paid by third-party franchisees previously included in China Division results that will be continued pursuant to the Master License Agreement following the Separation. For 2016, 2015, and 2014 the combined impact to our KFC and Pizza Hut Divisions' Franchise and license fees and income was $208 million, $244 million, and $242 million, respectively. The value added tax associated with this royalty revenue was recorded as an increase in Franchise and license expenses and the combined impact to our KFC and Pizza Hut Divisions' Franchise and license expense totaled $13 million, $16 million and $16 million in 2016, 2015 and 2014, respectively. The net increases in the KFC and Pizza Hut Divisions' Operating Profit were offset with a corresponding reduction in Income from discontinued operations such that there is no impact on total reported Net income. Subsequent to the Separation, all royalty revenues earned by us under the Master License Agreement with Yum China are reflected as Franchise and license fees and income in our Consolidated Statements of Income. Cash inflows from Yum China to the Company from the date of Separation through the end of 2016 related to the Master License Agreement were $16 million and primarily related to royalty revenues.

The financial results of Yum China presented in discontinued operations reflect the results of the former China Division, an operating segment of the Company until the Separation, adjusted for the transactions discussed above and the inclusion of certain G&A expenses, non-cash impairment charges, refranchising gains, interest and taxes that were previously not allocated to but were related to the former China Division's historical results of operations. The following table presents the financial results of the Company’s discontinued operations:

	2016(a)	2015	2014
Company sales	$5,667	$6,789	$6,821
Franchise and license fees and income	109	120	113
Company restaurant expenses	(4,766)	(5,913)	(6,011)
G&A expenses(b)	(406)	(405)	(391)
Franchise and license expenses	(45)	(48)	(44)
Closures and impairment expenses(c)	(57)	(64)	(517)
Refranchising gain	12	13	17
Other income(d)	49	27	52
Interest income, net	8	7	13
Income from discontinued operations before income taxes	571	526	53
Income tax benefit (provision)(e)	65	(164)	(38)
Income from discontinued operations - including noncontrolling interests	636	362	15
(Income) loss from discontinued operations - noncontrolling interests	(11)	(5)	30
Income from discontinued operations - YUM! Brands, Inc.	$625	$357	$45

(a)	Includes Yum China financial results from January 1, 2016 to October 31, 2016.

(b)	Includes costs incurred to execute the Separation of $68 million and $9 million for 2016 and 2015, respectively. Such costs primarily relate to transaction advisors, legal and other consulting fees.

(c)
During 2014, we recorded a $463 million non-cash impairment charge related to the investment in China's Little Sheep restaurant business. The tax benefit associated with these losses of $76 million and the losses allocated to the noncontrolling founding shareholder of $26 million resulted in a net impact of $361 million on Income from discontinued operations - YUM! Brands, Inc.

(d)	Primarily relates to equity income from KFC franchisees in which Yum China owns a minority interest.

(e)
During 2016, we recorded a tax benefit of $233 million related to previously recorded losses associated with our Little Sheep business. The tax benefit associated with these losses was able to be recognized as a result of legal entity restructuring completed in anticipation of the Separation.

The assets, liabilities and redeemable noncontrolling interest related to Yum China and presented as discontinued operations in our Consolidated Balance Sheets are as follows:

2015
Cash and cash equivalents	$424
Accounts and notes receivable, net	53
Inventories	189
Prepaid expenses and other current assets	108
Current assets of discontinued operations	774

Property, plant and equipment, net	1,841
Goodwill	85
Intangible assets, net	107
Investments in unconsolidated affiliates	61
Other assets	192
Deferred income taxes	85
Noncurrent assets of discontinued operations	2,371
Total assets classified as discontinued operations	$3,145

Accounts payable and other current liabilities	$912
Income taxes payable	22
Current liabilities of discontinued operations	934

Long-term debt	34
Other liabilities and deferred credits	213
Non-current liabilities of discontinued operations	247
Total liabilities classified as discontinued operations	$1,181

Redeemable noncontrolling interest	$6

Assets and liabilities transferred to Yum China upon Separation at October 31, 2016 were $3,363 million and $1,310 million, respectively. At October 31, 2016, there were 5,898 stores owned and operated by our China business. Subsequent to the Separation, 5,859 of these stores owned by Yum China will be reflected as KFC or Pizza Hut franchise units within YUM's total unit count. The remaining 39 stores, as well as 211 stores that were franchise-operated stores in our China business on the date of separation relate to the Little Sheep and East Dawning concepts and are now excluded from YUM's unit counts as we have no ongoing association with those concepts.

Note 5 – Items Affecting Comparability of Net Income and Cash Flows

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. We do not allocate such gains and losses to our segments for performance reporting purposes.

	Refranchising (gain) loss
	2016	2015	2014
KFC Division(a)	$(20)	$33	$(18)
Pizza Hut Division(a)(b)	(50)	55	6
Taco Bell Division	(71)	(65)	(4)
Worldwide	$(141)	$23	$(16)

(a)
In 2010, we refranchised our then-remaining Company-operated restaurants in Mexico. To the extent we owned it, we did not sell the real estate related to certain of these restaurants, instead leasing it to the franchisee. During 2015, we sold the real estate for approximately $58 million. While these proceeds exceeded the book value of the real estate, the sale represented a substantial liquidation of our Mexican foreign entities under GAAP. As such, the accumulated translation losses associated with our Mexican business were included in our loss on the sale. We recorded charges of $80 million representing the excess of the sum of the book value of the real estate and other related assets and our accumulated translation losses over the sales price. Consistent with the classification of the original Mexico market-wide refranchising transaction, these charges were classified as Refranchising (gain) loss. Refranchising losses of $40 million were associated with both the KFC and Pizza Hut Divisions.

We continue to earn U.S. dollar-denominated franchise fees, most of which are sales-based royalties, under our existing franchise contracts with our Mexico franchisee.

(b)
In 2016, we recognized a net gain of $11 million related to the reclassification of accumulated translation adjustments associated with Pizza Hut Australia upon entering into a master franchising agreement for that business that was deemed a complete liquidation of the Pizza Hut Australia foreign entity.

YUM's Strategic Transformation Initiatives

In October 2016, we announced YUM's Strategic Transformation Initiatives following the Separation. Major features of the Company’s strategic transformation plans involve being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. We incurred pre-tax costs of $71 million related to our Strategic Transformation Initiatives in 2016. These costs, primarily recorded in G&A expenses, included severance costs, charges associated with a voluntary retirement program offered to certain U.S. employees, consulting costs incurred to facilitate YUM's Strategic Transformation Initiatives and losses associated with the sale of Corporate aircraft upon our decision to no longer own our own aircraft. YUM's Strategic Transformation Initiatives represent the continuation of YUM's transformation of its operating model and capital structure following the Separation and recapitalization of YUM. Due to the scope of the initiatives as well as their significance, costs associated with these initiatives are not being allocated to any segment for performance reporting.

Modifications of Share-based Compensation Awards

In connection with the Separation, we modified certain share-based compensation awards held as part of our Executive Income Deferral ("EID") Plan in phantom shares of YUM Common Stock to provide one phantom Yum China share-based award for each outstanding phantom YUM share-based award. These Yum China awards may now be settled in cash, as opposed to stock, which requires recognition of the fair value of these awards each quarter in our income statement. Cumulative fair value in excess of previously recorded expense as of December 31, 2016, and related costs resulted in non-cash pre-tax charges of $30 million being recorded to G&A expense in 2016. These costs are not being allocated to any of our segment operating results given they were a direct result of the Separation. See Note 16 for further discussion of share-based and deferred compensation plans.

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we anticipate investing a total of approximately $120 million from 2015 through 2018 primarily to fund new back-of house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We recorded pre-tax charges for the portion of these investments made in 2016 and 2015 of $26 million and $72 million, respectively. These amounts were recorded primarily as Franchise and license expenses and are not being allocated to the KFC Division segment operating results.

In addition to the investments above we agreed to fund $60 million of incremental system advertising. During 2016 and 2015, we incurred $20 million and $10 million in incremental system advertising expense, respectively, with the remaining funding to occur in 2017 and 2018. The amounts recorded were primarily in Franchise and license expenses and are included in the KFC Division segment operating results.

YUM Retirement Plan Settlement Charge

During the fourth quarter of 2016, the Company allowed certain former employees with deferred vested balances in the YUM Retirement Plan ("the Plan") an opportunity to voluntarily elect an early payout of their pension benefits. As a result of settlement payments made of approximately $205 million related to this program, all of which were funded from existing Plan assets, we recorded a pre-tax settlement charge to G&A expenses in 2016 of $25 million that was not allocated to any of our segment operating results due to the size and non-recurring nature of the program. See Note 15 for further discussion of our pension plans.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below.

	2016
	KFC	Pizza Hut	Taco Bell	Worldwide
Store closure (income) costs(a)	$3	$(4)	$—	$(1)
Store impairment charges	8	4	3	15
Closure and impairment (income) expenses	$11	$—	$3	$14

	2015
	KFC	Pizza Hut	Taco Bell	Worldwide
Store closure (income) costs(a)	$1	$(2)	$(1)	$(2)
Store impairment charges	8	5	4	17
Closure and impairment (income) expenses	$9	$3	$3	$15

	2014
	KFC	Pizza Hut	Taco Bell	Worldwide
Store closure (income) costs(a)	$2	$1	$—	$3
Store impairment charges	8	4	3	15
Closure and impairment (income) expenses	$10	$5	$3	$18

(a)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company-owned restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores. Remaining lease obligations for closed stores were not material at December 31, 2016 or December 26, 2015.

Note 6 – Supplemental Cash Flow Data

	2016	2015	2014
Cash Paid For:
Interest	$297	$145	$141
Income taxes(a)	317	390	495
Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$9	$25	$17
Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:
Cash and cash equivalents as presented in Consolidated Balance Sheets	$704	$313	$341
Restricted cash included in Prepaid expenses and other current assets(b)	55	—	—
Restricted cash included in Other assets(c)	53	21	16
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows	$812	$334	$357

(a)	2014 includes $200 million of cash paid related to the resolution of a valuation issue with the Internal Revenue Service ("IRS") related to years 2004 through 2008. See Note 18.

(b)	Restricted cash within Prepaid expenses and other current assets primarily relates to the Taco Bell Securitization. See Note 11.

(c)
Primarily cash balances required to meet statutory minimum net worth requirements for legal entities which enter into U.S. franchise agreements and trust accounts related to our self-insurance programs.

Note 7 – Franchise and License Fees and Income

	2016	2015	2014
Initial fees, including renewal fees	$81	$78	$76
Initial franchise fees included in Refranchising (gain) loss	(9)	(6)	(2)
	72	72	74
Continuing fees and rental income	2,094	2,012	2,010
Franchise and license fees and income	$2,166	$2,084	$2,084

Note 8 – Other (Income) Expense

	2016	2015	2014
Foreign exchange net (gain) loss and other	$(2)	$17	$11
Loss associated with corporate aircraft(a)	9	—	—
Other (income) expense	$7	$17	$11

(a)
During 2016, we made the decision to no longer operate a corporate aircraft fleet and offered our owned aircraft for sale, one of which was sold during 2016 and one that is classified as held for sale at the end of 2016 within Prepaid expenses and other current assets. The losses associated with the sale and planned sale reflect the shortfall of the expected or actual proceeds, less any selling costs, over the carrying value of the aircraft. See Note 5.

Note 9 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2016	2015
Income tax receivable	$61	$39
Assets held for sale(a)	51	10
Other prepaid expenses and current assets	126	84
Prepaid expenses and other current assets	$238	$133

(a)
Reflects the carrying value of restaurants we have offered for sale to franchisees, excess properties that we do not intend to use for restaurant operations in the future and a corporate aircraft we expect to sell in 2017.

Property, Plant and Equipment	2016	2015
Land	$441	$480
Buildings and improvements	2,184	2,232
Capital leases, primarily buildings	154	168
Machinery and equipment	1,410	1,515
Property, plant and equipment, gross	4,189	4,395
Accumulated depreciation and amortization	(2,029)	(2,048)
Property, plant and equipment, net	$2,160	$2,347

Depreciation and amortization expense related to property, plant and equipment was $294 million, $304 million and $310 million in 2016, 2015 and 2014, respectively.

Accounts Payable and Other Current Liabilities	2016	2015
Accounts payable	$200	$181
Accrued capital expenditures	44	46
Accrued compensation and benefits	380	281
Dividends payable	106	197
Accrued taxes, other than income taxes	64	74
Other current liabilities	338	295
Accounts payable and other current liabilities	$1,132	$1,074

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	KFC	Pizza Hut	Taco Bell	Worldwide
Balance as of December 27, 2014
Goodwill, gross	$314	$200	$114	$628
Accumulated impairment losses	—	(17)	—	(17)
Goodwill, net	314	183	114	611
Acquisitions	1	—	1	2
Disposals and other, net(a)	(33)	(7)	(2)	(42)
Balance as of December 26, 2015
Goodwill, gross	282	193	113	588
Accumulated impairment losses	—	(17)	—	(17)
Goodwill, net	282	176	113	571
Disposals and other, net(a)	(12)	(16)	(2)	(30)
Balance as of December 31, 2016
Goodwill, gross	270	177	111	558
Accumulated impairment losses	—	(17)	—	(17)
Goodwill, net	$270	$160	$111	$541

(a)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

Intangible assets, net for the years ended 2016 and 2015 are as follows:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Reacquired franchise rights	$84	$(49)	$92	$(49)
Franchise contract rights	99	(73)	99	(70)
Lease tenancy rights	56	(9)	55	(9)
Other	36	(24)	37	(22)
	$275	$(155)	$283	$(150)

Indefinite-lived intangible assets
KFC trademark	$31		$31

Amortization expense for all definite-lived intangible assets was $12 million in 2016, $13 million in 2015 and $13 million in 2014.  Amortization expense for definite-lived intangible assets is expected to approximate $10 million in 2017, $9 million in 2018, $7 million in 2019, $7 million in 2020 and $6 million in 2021.

Note 11 – Short-term Borrowings and Long-term Debt

	2016	2015
Short-term Borrowings
Current maturities of long-term debt	$65	$312
Unsecured Short-Term Loan Credit Facility (the "Bridge Facility")	—	600
Other	9	9
	$74	$921
Less current portion of debt issuance costs and discounts	(8)	—
Short-term borrowings	$66	$921

Long-term Debt
Securitization Notes	$2,294	$—
Subsidiary Senior Unsecured Notes	2,100	—
Term Loan A Facility	500	—
Term Loan B Facility	1,990	—
YUM Senior Unsecured Notes	2,200	2,500
Senior Unsecured Revolving Credit Facility	—	701
Capital lease obligations (See Note 12)	121	134
	9,205	3,335
Less debt issuance costs and discounts	(79)	(16)
Less current maturities of long-term debt	(65)	(312)
Long-term debt	$9,061	$3,007

During the year ended December 31, 2016, a subsidiary of Taco Bell issued $2.3 billion in Securitization Notes. Additionally, in 2016 a group of our subsidiaries issued $2.1 billion in Senior Unsecured Notes and entered into a Credit Agreement providing for senior, secured credit facilities consisting of a $500 million Term Loan A Facility, a $2.0 billion Term Loan B Facility and a $1.0 billion revolving credit facility with $995 million in borrowings available as of December 31, 2016 (net of $5 million in outstanding letters of credit) During 2016, YUM repaid $300 million in YUM Senior Unsecured Notes and repaid and terminated the Bridge

Facility, which had $600 million of outstanding borrowings as of December 26, 2015. We also repaid and terminated the Senior Unsecured Revolving Credit Facility, which had $701 million of outstanding borrowings as of December 26, 2015.

Securitization Notes

On May 11, 2016 Taco Bell Funding, LLC (the “Issuer”), a newly formed, special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. ("TBC") completed a securitization transaction and issued $800 million of its Series 2016-1 3.832% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”), $500 million of its Series 2016-1 4.377% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) and $1.0 billion of its Series 2016-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “Class A-2-III Notes” and, together with the Class A-2-I Notes and the Class A-2-II Notes, the “Class A-2 Notes”).  In connection with the issuance of the Class A-2 Notes, the Issuer also entered into a revolving financing facility of Series 2016-1 Senior Notes, Class A-1 (the “Variable Funding Notes”), which allows for the borrowing of up to $100 million and the issuance of up to $50 million in letters of credit.  The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Securitization Notes”.  The Class A-2 Notes were issued under a Base Indenture, dated as of May 11, 2016 (the “Base Indenture”), and the related Series 2016-1 Supplement thereto, dated as of May 11, 2016 (the “Series 2016-1 Supplement”).  The Base Indenture and the Series 2016-1 Supplement (collectively, the “Indenture”) allow the Issuer to issue additional series of notes.

The Securitization Notes were issued in a transaction pursuant to which certain of TBC’s domestic assets, consisting principally of franchise-related agreements and domestic intellectual property, were contributed to the Issuer and the Issuer’s special purpose, wholly-owned subsidiaries (the “Guarantors”, and collectively with the Issuer, the "Securitization Entities") to secure the Securitization Notes. The Securitization Notes are secured by substantially all of the assets of the Securitization Entities, and include a lien on all existing and future U.S. Taco Bell franchise and license agreements and the royalties payable thereunder, existing and future U.S. Taco Bell intellectual property, certain transaction accounts and a pledge of the equity interests in asset-owning Securitization Entities. The remaining U.S. Taco Bell assets that were excluded from the transfers to the Securitization Entities continue to be held by Taco Bell of America, LLC, a limited liability company ("TBA") and TBC. The Securitization Notes are not guaranteed by the remaining U.S. Taco Bell assets, the Company, or any other subsidiary of the Company.

Payments of interest and principal on the Securitization Notes are made from the royalty fees paid pursuant to the franchise and license agreements with all U.S. Taco Bell restaurants, including both company and franchise operated restaurants. Interest on and principal payments of the Class A-2 Notes are due on a quarterly basis. In general, no amortization of principal of the Class A-2 Notes is required prior to their anticipated repayment dates unless as of any quarterly measurement date the consolidated leverage ratio (the ratio of total debt to Net Cash Flow (as defined in the Indenture)) for the preceding four fiscal quarters of either the Company and its subsidiaries or the Issuer and its subsidiaries exceeds 5.0:1, in which case amortization payments of 1% per year of the outstanding principal as of the closing of the Securitization Notes is required. As of the most recent quarterly measurement date the consolidated leverage ratio exceeded 5.0:1 and, as a result, amortization payments are required. The legal final maturity date of the Notes is in May 2046, but the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be 4, 7 and 10 years, respectively (the “Anticipated Repayment Dates”) from the date of issuance.  If the Issuer has not repaid or refinanced a series of Class A-2 Notes prior to its respective Anticipated Repayment Dates, rapid amortization of principal on all Securitization Notes will occur and additional interest will accrue on the Class A-2 Notes, as stated in the Indenture.

Interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) the overnight federal funds rates, (iii) the London interbank offered rate (“LIBOR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, plus any applicable margin, in each case as more fully set forth in the Variable Funding Note Purchase Agreement. It is anticipated that outstanding principal of and interest on the Variable Funding Notes, if any, will be repaid in full on or prior to May 2021, subject to two additional one-year extensions at the option of the Issuer and further extensions as agreed between the Issuer and the Administrative Agent.  Following the anticipated repayment date and any extensions thereof, additional interest will accrue on the Variable Funding Notes equal to 5.00% per year.  As of December 31, 2016, $15 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. The Variable Funding Notes were undrawn at December  31, 2016.

The Company paid debt issuance costs of $31 million in connection with the issuance of the Securitization Notes. The debt issuance costs are being amortized to Interest expense, net through the Anticipated Repayment Dates of the Securitization Notes utilizing the effective interest rate method. We classify these deferred costs on our Consolidated Balance Sheet as a reduction in the related debt when borrowings are outstanding or within Other assets if borrowings are not outstanding. As of December 31, 2016, the effective interest rates, including the amortization of debt issuance costs, were 4.18%, 4.59%, and 5.14% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the Indenture) of at least 1.1:1, gross domestic sales for branded restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Class A-2 Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of December 31, 2016, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders, and are restricted in their use. The Indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of December 31, 2016, the Company had restricted cash of $55 million primarily related to required interest reserves. Such restricted cash is included in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 31, 2016. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. The amount of weekly securitization cash flow collections that exceed the required weekly allocations is generally remitted to the Company. During the quarter ended December 31, 2016, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

Credit Facilities and Subsidiary Senior Unsecured Notes

On June 16, 2016, KFC Holding Co., Pizza Hut Holdings, LLC, a limited liability company, and TBA, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the "Borrowers"), entered into a credit agreement providing for senior secured credit facilities consisting of a $500 million Term Loan A facility (the “Term Loan A Facility"), a $2.0 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.0 billion revolving facility (the “Revolving Facility”), each of which may be increased subject to certain conditions. The Term Loan A Facility, the Term Loan B Facility, and the Revolving Facility are collectively referred to as the "Credit Agreement". Through December 31, 2016, there have been no outstanding borrowings under the Revolving Facility.

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

The interest rate for the Term Loan A Facility and for borrowings under the Revolving Facility ranges from 2.00% to 2.50% plus LIBOR or from 1.00% to 1.50% plus the Base Rate (as defined in the Credit Agreement), at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors. The Specified Guarantors are the following subisidiaries of the Company: YUM Restaurant Services Group, LLC, Restaurant Concepts LLC and TBC and their subsidiaries, excluding Taco Bell Funding LLC, and its special purpose, wholly-owned subsidiaries (see above). The interest rate for the Term Loan B Facility is either LIBOR plus 2.75% or the Base Rate plus 1.75%, at the Borrowers’ election. Interest on any outstanding borrowings under the Credit Agreement is payable at least quarterly. The Term Loan A Facility and the Revolving Facility mature in June 2021 and the Term Loan B Facility matures in June 2023.

The Credit Agreement is unconditionally guaranteed by the Company and certain of the Borrowers’ principal domestic subsidiaries and excludes Taco Bell Funding LLC and its special purpose, wholly-owned subsidiaries (see above). The Credit Agreement is also secured by first priority liens on substantially all assets of the Borrowers and each subsidiary guarantor, excluding the stock of certain subsidiaries and certain real property, and subject to other customary exceptions.

The Credit Agreement is subject to certain mandatory prepayments, including an amount equal to 50% of excess cash flow (as defined in the Credit Agreement) on an annual basis and the proceeds of certain asset sales, casualty events and issuances of indebtedness, subject to customary exceptions and reinvestment rights.

The Credit Agreement includes two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of December 31, 2016.

Additionally, on June 16, 2016, the Borrowers issued $1.05 billion aggregate principal amount of 5.00% Senior Unsecured Notes due 2024 and $1.05 billion aggregate principal amount of 5.25% Senior Unsecured Notes due 2026 (together, the “Subsidiary Senior Unsecured Notes”). Interest on each series of Subsidiary Senior Unsecured Notes is payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2016. The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors and (iii) by each of the Borrower's and the Specified Guarantors’ domestic subsidiaries that guarantees the Borrower's obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of December 31, 2016.

During 2016, the Company paid debt issuance costs of $56 million in connection with the issuance of the Credit Agreement and the Subsidiary Senior Unsecured Notes. The debt issuance costs are being amortized to Interest expense, net through the contractual maturity of the agreements utilizing the effective interest rate method. We classify these deferred costs on our Consolidated Balance Sheet as a reduction in the related debt when borrowings are outstanding or within Other assets if borrowings are not outstanding. As of December 31, 2016, the effective interest rates, including the amortization of debt issuance costs and the impact of the interest rate swaps on Term Loan B Facility (See Note 13), were 5.16%, 5.39%, 3.01%, and 3.91% for the Subsidiary Senior Unsecured Notes due 2024, the Subsidiary Senior Unsecured Notes due 2026, the Term Loan A Facility, and the Term Loan B Facility, respectively.

YUM Senior Unsecured Notes

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes with varying maturity dates from 2018 through 2043 and stated interest rates ranging from 3.75% to 6.88%.  The YUM Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

During the second quarter of 2016, we repaid $300 million of YUM Senior Unsecured Notes upon their maturity.

The following table summarizes all YUM Senior Unsecured Notes issued that remain outstanding at December 31, 2016:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount (in millions)	Stated	Effective(b)
October 2007	March 2018	$325	6.25%	6.36%
October 2007	November 2037	$325	6.88%	7.45%
August 2009	September 2019	$250	5.30%	5.59%
August 2010	November 2020	$350	3.88%	4.01%
August 2011	November 2021	$350	3.75%	3.88%
October 2013	November 2023	$325	3.88%	4.01%
October 2013	November 2043	$275	5.35%	5.42%

(a)	Interest payments commenced approximately six months after issuance date and are payable semi-annually thereafter.

(b)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward starting interest rate swaps utilized to hedge the interest rate risk prior to debt issuance.

The annual maturities of short-term borrowings and long-term debt as of December 31, 2016, excluding capital lease obligations of $121 million are as follows:

Year ended:
2017	$64
2018	393
2019	324
2020	1,215
2021	760
Thereafter	6,337
Total	$9,093

Interest expense on short-term borrowings and long-term debt was $333 million, $153 million and $151 million in 2016, 2015 and 2014, respectively.

Note 12 – Leases

At December 31, 2016, we operated approximately 2,800 restaurants, leasing the underlying land and/or building in approximately 2,000 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  In addition, the Company leases or subleases approximately 700 units to franchisees, principally in the U.S., United Kingdom, Germany and France.

We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non-cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2017	$16	$171	$3	$40
2018	16	148	2	36
2019	15	128	2	30
2020	15	101	2	23
2021	14	85	1	20
Thereafter	105	571	5	86
	$181	$1,204	$15	$235

At December 31, 2016 and December 26, 2015, the present value of minimum payments under capital leases was $121 million and $134 million, respectively.  At December 31, 2016, unearned income associated with direct financing lease receivables was $2 million.

The details of rental expense and income are set forth below:

	2016	2015	2014
Rental expense
Minimum	$213	$221	$243
Contingent	29	34	37
	$242	$255	$280
Rental income	$79	$73	$83

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. On July 25, 2016, we agreed with multiple counterparties to swap the variable LIBOR-based component of the interest payments related to $1.55 billion of our $2.0 billion Term Loan B Facility, resulting in a fixed rate of 3.92% on the swapped portion of the Term Loan B Facility. These interest rate swaps will expire in July 2021 and the notional amount, maturity date and variable rate of these swaps match those of the related debt. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of December 31, 2016.

The effective portion of gains or losses on the interest rate swaps is reported as a component of Accumulated other comprehensive income ("AOCI") and reclassified into Interest expense, net in our Consolidated Statement of Income in the same period or periods during which the related hedged interest payments affect earnings. Gains or losses on the swaps representing hedge ineffectiveness are recognized in current earnings. As of December 31, 2016, the swaps were highly effective cash flow hedges and no ineffectiveness has been recorded.

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

The effective portion of gains or losses on the foreign currency contracts is reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Gains or losses on the foreign currency contracts representing hedge ineffectiveness are recognized in current earnings. As of December 31, 2016, all foreign currency contracts were highly effective cash flow hedges and no ineffectiveness has been recorded.

As of December 31, 2016 and December 26, 2015, foreign currency forward and swap contracts outstanding had total notional amounts of $437 million and $470 million, respectively. As of December 31, 2016 we have foreign currency forward and swap contracts with durations expiring as early as January 2017 and as late as 2020.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2016, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2016	2015	2016	2015

Interest rate swaps	$47	$—	$(4)	$—
Foreign currency contracts	1	32	(4)	(41)
Income tax benefit/(expense)	(19)	(4)	3	5

As of December 31, 2016, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $3 million, based on current LIBOR interest rates.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 – Fair Value Disclosures

As of December 31, 2016 the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short -term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	12/31/2016		12/26/2015
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Debt obligations
Securitization Notes(a)	$2,294	$2,315	$—	$—
Subsidiary Senior Unsecured Notes(b)	2,100	2,175	—	—
Term Loan A Facility(b)	500	501	—	—
Term Loan B Facility(b)	1,990	2,016	—	—
YUM Senior Unsecured Notes(b)	2,200	2,216	2,500	2,393

(a)
We estimated the fair value of the Securitization Notes by obtaining broker quotes from two separate brokerage firms that are knowledgeable about the Company’s Securitization Notes and, at times, trade these notes. The markets in which the Securitization Notes trade are not considered active markets.

(b)	We estimated the fair value of the YUM and Subsidiary Senior Unsecured Notes, Term Loan A Facility, and Term Loan B Facility using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The Company has interest rate swaps, foreign currency forwards and swaps accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 13 for discussion regarding derivative instruments). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the years ended December 31, 2016 or December 26, 2015.

		Fair Value
	Level	2016	2015	Consolidated Balance Sheet
Interest Rate Swaps - Liability	2	$3	$—	Accounts payable and other current liabilities
Interest Rate Swaps - Asset	2	—	2	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	2	47	—	Other assets
Foreign Currency Contracts - Asset	2	7	—	Prepaid expenses and other current assets
Foreign Currency Contracts - Asset	2	8	19	Other assets
Other Investments	1	24	21	Other assets

The fair value of the Company’s foreign currency forwards and swaps and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs. The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund. The other investments are classified as trading securities in Other assets in our Consolidated Balance Sheet and their fair value is determined based on the closing market prices of the respective mutual funds as of December 31, 2016 and December 26, 2015.

Non-Recurring Fair Value Measurements

The following table presents expense recognized from all non-recurring fair value measurements during the years ended December 31, 2016 and December 26, 2015. These amounts exclude fair value measurements made for assets that were subsequently disposed of prior to those respective year-end dates. The remaining net book value of restaurant assets measured at fair value during the years ended December 31, 2016 and December 26, 2015 is insignificant.

	2016	2015
Aircraft impairment(a)	$3	$—
Restaurant-level impairment(b)	8	10
Total	$11	$10

(a)
During 2016, we made the decision to dispose of a corporate aircraft. The loss associated with this planned sale reflects the shortfall of the expected proceeds, less any selling costs, over the carrying value of the aircraft. The expected proceeds are based on actual bids received from potential buyers for similar assets (Level 2).

(b)
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

Note 15 – Pension, Retiree Medical and Retiree Savings Plans

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

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time-to-time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2017. Our two significant U.S. plans were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.

During the fourth quarter of 2016, the Company allowed certain former employees with deferred vested balances in the Plan an opportunity to voluntarily elect an early payout of their benefits. See Note 5 for details.

We do not anticipate any plan assets being returned to the Company during 2017 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$1,134	$1,301
Service cost	17	18
Interest cost	54	55
Plan amendments	4	28
Curtailments	(4)	(2)
Special termination benefits	3	1
Benefits paid	(26)	(50)
Settlement payments(a)	(260)	(16)
Actuarial (gain) loss	77	(196)
Administrative expense	(6)	(5)
Benefit obligation at end of year	$993	$1,134

Change in plan assets
Fair value of plan assets at beginning of year	$1,004	$991
Actual return on plan assets	87	(10)
Employer contributions	38	94
Settlement payments(a)	(260)	(16)
Benefits paid	(26)	(50)
Administrative expenses	(6)	(5)
Fair value of plan assets at end of year	$837	$1,004
Funded status at end of year	$(156)	$(130)

(a)	For discussion of the settlement payments and settlement losses, see Note 5.

Amounts recognized in the Consolidated Balance Sheet:
	2016	2015
Accrued benefit liability - current	$(16)	$(13)
Accrued benefit liability - non-current	(140)	(117)
	$(156)	$(130)

The accumulated benefit obligation was $960 million and $1,088 million at December 31, 2016 and December 26, 2015, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	2016	2015
Projected benefit obligation	$993	$101
Accumulated benefit obligation	960	88
Fair value of plan assets	837	—

Information for pension plans with a projected benefit obligation in excess of plan assets:
	2016	2015
Projected benefit obligation	$993	$1,134
Accumulated benefit obligation	960	1,088
Fair value of plan assets	837	1,004

Components of net periodic benefit cost:

Net periodic benefit cost	2016	2015	2014
Service cost	$17	$18	$17
Interest cost	54	55	54
Amortization of prior service cost(a)	6	1	1
Expected return on plan assets	(65)	(62)	(56)
Amortization of net loss	6	45	17
Net periodic benefit cost	$18	$57	$33
Additional (gain) loss recognized due to: Settlements(b)	$32	$5	$6
Special termination benefits	$3	$1	$3

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)	Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year.

Pension gains (losses) in AOCI:
	2016	2015
Beginning of year	$(170)	$(319)
Net actuarial gain (loss)	(54)	124
Curtailments	4	2
Amortization of net loss	6	45
Amortization of prior service cost	6	1
Prior service cost	(4)	(28)
Settlement charges	32	5
End of year	$(180)	$(170)

Accumulated pre-tax losses recognized within AOCI:
	2016	2015
Actuarial net loss	$(150)	$(138)
Prior service cost	(30)	(32)
	$(180)	$(170)

The estimated net loss that will be amortized from AOCI into net periodic pension cost in 2017 is $7 million.  The estimated prior service cost that will be amortized from AOCI into net periodic pension cost in 2017 is $5 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2016	2015
Discount rate	4.60%	4.90%
Rate of compensation increase	3.75%	3.75%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2016	2015	2014
Discount rate	4.90%	4.30%	5.40%
Long-term rate of return on plan assets	6.75%	6.75%	6.90%
Rate of compensation increase	3.75%	3.75%	3.75%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category.

Plan Assets

The fair values of our pension plan assets at December 31, 2016 and December 26, 2015 by asset category and level within the fair value hierarchy are as follows:

	2016	2015
Level 1:
Cash	$2	$3
Cash Equivalents(a)	12	9
Fixed Income Securities - U.S. Corporate(b)	172	221
Equity Securities – U.S. Large cap(b)	244	310
Equity Securities – U.S. Mid cap(b)	41	50
Equity Securities – U.S. Small cap(b)	43	51
Equity Securities – Non-U.S.(b)	83	100
Level 2:

Fixed Income Securities – U.S. Corporate(c)	76	68
Fixed Income Securities – U.S. Government and Government Agencies(d)	152	195
Fixed Income Securities – Other(d)	31	17
Total fair value of plan assets(e)	$856	$1,024

(a)	Short-term investments in money market funds.

(b)	Securities held in common trusts.

(c)	Investments held directly by the Plan.

(d)	Includes securities held in common trusts and investments held directly by the Plan.

(e)	2016 and 2015 exclude net unsettled trade payables of $19 million and $20 million, respectively.

Our primary objectives regarding the investment strategy for the Plan’s assets are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements.  To achieve these objectives, we are using a combination of active and passive investment strategies.  The Plan's equity securities, currently targeted to be 50% of our investment mix, consist primarily of low-cost index funds focused on achieving long-term capital appreciation.  The Plan diversifies its equity risk by investing in several different U.S. and foreign market index funds.  Investing in these index funds provides the Plan with the adequate liquidity required to fund benefit payments and plan expenses.  The fixed income asset allocation, currently targeted to be 50% of our mix, is actively managed and consists of long-duration fixed income securities that help to reduce exposure to interest rate variation and to better correlate asset maturities with obligations. The fair values of all pension plan assets are determined based on closing market prices or net asset values.

A mutual fund held as an investment by the Plan includes shares of YUM Common Stock valued at $0.3 million and $0.5 million at December 31, 2016 and December 26, 2015, respectively, (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2017	$128
2018	45
2019	42
2020	43
2021	46
2022 - 2026	259

Expected benefits are estimated based on the same assumptions used to measure our benefit obligation on the measurement date and include benefits attributable to estimated future employee service.

International Pension Plans

We also sponsor various defined benefit plans covering certain of our non-U.S. employees, the most significant of which are in the UK. Both of our UK plans have previously been frozen such that existing participants can no longer earn future service credits.

At the end of 2016 and 2015, the projected benefit obligations of these UK plans totaled $261 million and $233 million, respectively and plan assets totaled $305 million and $291 million, respectively. These plans were both in a net overfunded position at the end of 2016 and 2015 and related expense amounts recorded in each of 2016, 2015 and 2014 were not significant.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our UK plans in 2017.

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

At the end of 2016 and 2015, the accumulated post-retirement benefit obligation was $55 million and $59 million, respectively.  Actuarial gains of $10 million and $8 million were recognized in AOCI at the end of 2016 and 2015, respectively. The net periodic benefit cost recorded was $3 million in both 2016 and 2015 and $5 million in 2014, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2016 and 2015 are 6.6% and 6.8%, respectively, with expected ultimate trend rates of 4.5% reached in 2038.

There is a cap on our medical liability for certain retirees.  The cap for Medicare-eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees was reached in 2014; with the cap, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have less than a $4 million impact on total service and interest cost and on the post-retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $5 million and in aggregate for the five years thereafter are $19 million.

Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $14 million in 2016, $13 million in 2015 and $12 million in 2014.

Note 16 – Share-based and Deferred Compensation Plans

Overview

At year end 2015, we had four stock award plans in effect: the YUM! Brands, Inc. Long-Term Incentive Plan (the “LTIP”), the 1997 Long-Term Incentive Plan, the YUM! Brands, Inc. Restaurant General Manager Stock Option Plan and the YUM! Brands, Inc. SharePower Plan. In May 2016, concurrent with Shareholder approval to increase the authorized shares available for issuance under the LTIP, we cancelled authorized but unissued awards under the other three plans and will only issue new awards under the LTIP. Outstanding awards under the other plans will continue to be governed by their original award terms and will be issued under the LTIP. Under all our award terms, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the LTIP includes stock options, incentive stock options, SARs, restricted stock, restricted stock units (“RSUs”), performance restricted stock units, performance share units (“PSUs”) and performance units.  We have issued only stock options, SARs, RSUs and PSUs under the LTIP.  While awards under the LTIP can have varying vesting provisions and exercise periods, outstanding awards under the LTIP vest in periods ranging from immediate to five years. Stock options and SARs expire ten years after grant.

At year end 2016, approximately 27 million shares were available for future share-based compensation grants under the LTIP.

Our EID Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation.  As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants.  These investment options are limited to cash, phantom shares of our Common Stock, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund.  Investments in cash and phantom shares of both index funds will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets. We recognize compensation expense for the appreciation or the depreciation, if any, of investments in cash and both of the index funds.  Deferrals into the phantom shares of our Common Stock will be distributed in shares of our Common Stock, under the LTIP,  at a date as elected by the employee and therefore are classified in Common Stock on our Consolidated Balance Sheets.  We do not recognize compensation expense for the appreciation or the depreciation, if any, of investments in phantom shares of our Common Stock.  Our EID plan also allows certain participants to defer incentive compensation to purchase phantom shares of our Common Stock and receive a 33% Company match on the amount deferred.  Deferrals receiving a match are similar to a RSU award in that participants will generally forfeit both the match and incentive compensation amounts deferred if they voluntarily separate from employment during a vesting period that is two years from the date of deferral.  We expense the intrinsic value of the match and the incentive compensation over the requisite service period which includes the vesting period.

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2017.

In connection with the Separation of our China business, under the provisions of our LTIP, employee stock options, SARs, RSUs and PSUs were adjusted to maintain the pre-spin intrinsic value of the awards. Depending on the tax laws of the country of employment, awards were modified using either the shareholder method or the employer method. Share issuances for Yum China awards held by YUM employees will be satisfied by Yum China. Share issuances for YUM awards held by Yum China employees will be satisfied by YUM. Share-based compensation for YUM employees is based on both YUM and Yum China awards held by those employees.

The shareholder method was based on the premise that employees holding YUM awards prior to the Separation should receive an equal number of awards of both YUM and Yum China. For stock options and SARs, exercise prices of these post-Separation

YUM and Yum China awards were established that, on a combined basis, maintained the intrinsic value on the YUM award prior to the Separation. The exercise prices provided for an initial intrinsic value in each of the post-Separation YUM and YUM China awards that was proportionate to the market value of the two companies on November 1, 2016. For RSUs and PSUs modified under the shareholder method, each YUM award was modified into one YUM award and one Yum China award.

Under the employer method, employees holding YUM awards prior to the Separation had their awards converted into awards of the company that they worked for subsequent to the Separation. For stock options and SARs modified under the employer method, the exercise prices of the awards were modified to maintain the pre-Separation intrinsic value of the awards in relation to the post-Separation stock price of the applicable company. For RSUs and PSUs modified under the employer method, the number of awards was modified to maintain the pre-Separation intrinsic value of the awards in relation to the post-Separation stock price of the applicable company.

As a result of the modifications made to outstanding awards under our shared-based and deferred compensation plans as described above, the total number of YUM stock option and SAR awards decreased by approximately 1.3 million shares. The total number of YUM RSU and PSU awards did not change significantly. The modifications to the outstanding equity awards resulted in an insignificant amount of additional compensation expense.

Investments in phantom shares of our Common Stock held within our EID Plan by employees that remained with YUM post-Separation that were converted into phantom investments in Yum China will now be allowed to be transferred into cash, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund within the EID Plan. As such, distributions of current investments in phantom shares of Yum China may now be paid in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets. At the Separation date and subsequent to the spinoff through December 31, 2016, we recorded G&A expense related to the cumulative mark-to-market value of these awards in excess of previously recorded fair value charges totaling $28 million. Awards that are remaining in the Yum China investment option when they are due for distribution will be paid out in shares of Yum China stock.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2016	2015	2014
Risk-free interest rate	1.4%	1.3%	1.6%
Expected term (years)	6.4 years	6.4 years	6.2 years
Expected volatility	27.0%	26.9%	29.7%
Expected dividend yield	2.6%	2.2%	2.1%

The above table does not reflect valuations performed in connection with modifications to awards made in connection with the Separation. All option and SAR awards granted during 2016 occurred prior to the Separation.

We believe it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term.  These groups consist of grants made primarily to restaurant-level employees, which cliff-vest after 4 years and expire 10 years after grant, and grants made to executives, which typically have a graded vesting schedule of 25% per year over 4 years and expire 10 years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our restaurant-level employees and our executives exercised the awards on average after 4.75 years and 6.5 years, respectively.

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our publicly traded options.  The expected dividend yield is based on the annual dividend yield at the time of grant.

The fair values of RSU awards are based on the closing price of our Common Stock on the date of grant. The fair values of PSU awards with market-based conditions have been valued based on the outcome of a Monte Carlo simulation.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price(a)	Weighted- Average Remaining Contractual Term (years)(a)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	25,933		$51.79
Granted	4,329		70.64
Exercised	(5,886)		40.84
Forfeited or expired	(1,101)		70.66
Outstanding at October 31, 2016	23,275		57.20
Equitable adjustment	(1,283)	(b)
Exercised	(631)		24.66
Forfeited or expired	(119)		52.13
Outstanding at the end of the year	21,242	(c)	$40.78	5.63	$479
Exercisable at the end of the year	13,710		$35.37	4.21	$383

(a)	Activity and amounts that occurred after October 31, 2016 reflect modifications related to the Separation.

(b)	Adjustment to maintain intrinsic value upon Separation.

(c)
Outstanding awards include 1,341 options and 19,901 SARs with weighted average exercise prices of $33.33 and $41.28, respectively. Outstanding awards represent YUM awards held by employees of both YUM and Yum China.

The weighted-average grant-date fair value of stock options and SARs granted during 2016, 2015 and 2014 was $14.40, $15.95 and $17.28, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2016, December 26, 2015 and December 27, 2014, was $263 million, $153 million and $141 million, respectively.

As of December 31, 2016, $61 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.8 years.  This reflects unrecognized cost for both YUM and Yum China awards held by YUM employees. The total fair value at grant date of awards that vested during 2016, 2015 and 2014 was $41 million, $42 million and $34 million, respectively.

RSUs and PSUs

As of December 31, 2016, there was $21 million of unrecognized compensation cost related to 0.9 million unvested RSUs and PSUs.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2016		2015	2014
Options and SARs	$38		$41	$39
Restricted Stock Units	38		3	5
Performance Share Units	4		2	1
Total Share-based Compensation Expense	$80	(a)	$46	$45
Deferred Tax Benefit recognized	$26		$15	$14

EID compensation expense not share-based	$5		$1	$8

(a)    Includes $30 million due to modifications of awards in connection with the Separation that was not allocated to any of our operating segments for performance purposes. See Note 5.

Cash received from stock option exercises for 2016, 2015 and 2014, was $5 million, $12 million and $29 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2016, 2015 and 2014 totaled $109 million, $62 million and $58 million, respectively.

Note 17 – Shareholders’ Equity

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2016, 2015 and 2014.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased
Authorization Date	2016		2015	2014	2016		2015	2014
November 2016	1,337		—	—	$85		$—	$—
May 2016	50,435		—	—	4,200		—	—
March 2016	2,823		—	—	229		—	—
December 2015	13,368		932	—	933		67	—
November 2014	—		13,231	—	—		1,000	—
November 2013	—		1,779	8,488	—		133	617
November 2012	—		—	2,737	—		—	203
Total	67,963	(a)	15,942	11,225	$5,447	(a)	$1,200	$820

(a)	Includes the effect of $45 million in share repurchases (0.7 million shares) with trade dates prior to December 31, 2016 but settlement dates subsequent to December 31, 2016.

On November 17, 2016, our Board of Directors authorized share repurchases through December 2017 of up to $2.0 billion (excluding applicable transaction fees). On December 31, 2016 we have remaining capacity to repurchase up to $1.9 billion of our Common Stock under this authorization.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature(a)	Pension and Post-Retirement Benefits(b)	Derivative Instruments(c)	Total
Balance at December 27, 2014, net of tax	$29	$(210)	$(9)	$(190)

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(250)	63	28	(159)

(Gains) losses reclassified from accumulated OCI, net of tax	112	34	(36)	110

OCI, net of tax	(138)	97	(8)	(49)

Balance at December 26, 2015, net of tax	$(109)	$(113)	$(17)	$(239)

Gains (losses) arising during the year classified into accumulated OCI, net of tax	(146)	(42)	29	(159)

(Gains) losses reclassified from accumulated OCI, net of tax	(11)	28	(5)	12

OCI, net of tax	(157)	(14)	24	(147)

Separation of China business	(47)	—	—	(47)

Balance at December 31,2016, net of tax	$(313)	$(127)	$7	$(433)

(a)
Amounts reclassified from accumulated OCI during 2016 and 2015 are due to substantial liquidations of foreign entities related to Pizza Hut Australia and Mexico refranchising transactions, respectively.

(b)
Amounts reclassified from accumulated OCI for pension and post-retirement benefit plan losses during 2016 include amortization of net losses of $7 million, settlement charges of $32 million, amortization of prior service cost of $5 million and related income tax benefit of $16 million. Amounts reclassified from accumulated OCI for pension and post-retirement benefit plan losses during 2015 include amortization of net losses of $46 million, settlement charges of $5 million, amortization of prior service cost of $2 million and related income tax benefit of $19 million. See Note 15.

(c)    See Note 13 for details on amounts reclassified from accumulated OCI.

Note 18 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2016	2015	2014
U.S.	$366	$479	$506
Foreign	952	782	868
	$1,318	$1,261	$1,374

The details of our income tax provision (benefit) are set forth below:

		2016	2015	2014
Current:	Federal	$123	$268	$239
	Foreign	161	131	173
	State	13	28	2
		$297	$427	414

Deferred:	Federal	$18	$(117)	(34)
	Foreign	3	15	(13)
	State	6	—	1
		$27	$(102)	$(46)
		$324	$325	$368

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2016		2015		2014
U.S. federal statutory rate	$461	35.0%	$441	35.0%	$481	35.0%
State income tax, net of federal tax benefit	15	1.1	12	0.9	8	0.6
Statutory rate differential attributable to foreign operations	(136)	(10.3)	(180)	(14.3)	(147)	(10.7)
Adjustments to reserves and prior years	(11)	(0.9)	13	1.0	2	0.1
Change in valuation allowances	(3)	(0.2)	41	3.3	22	1.6
Other, net	(2)	(0.1)	(2)	(0.1)	2	0.1
Effective income tax rate	$324	24.6%	$325	25.8%	$368	26.7%

Statutory rate differential attributable to foreign operations.  This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits.  The favorable impact is primarily attributable to a majority of our income being earned outside of the U.S. where tax rates are generally lower than the U.S. rate.

In 2015, this benefit was positively impacted by the repatriation of current year foreign earnings as we recognized excess foreign tax credits, resulting from the related effective foreign tax rate being higher than the U.S. federal statutory rate.

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

In 2016, this item was favorably impacted by the resolution of uncertain tax positions in the U.S.

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

In 2016, $3 million of net tax benefit was driven by $14 million in net tax expense for valuation allowances recorded against deferred tax assets generated in the current year and $17 million in net tax benefit for valuation allowances resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

In 2015, $41 million of net tax expense was driven by $17 million for valuation allowances recorded against deferred tax assets generated in the current year and $24 million in net tax expense resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

In 2014, $22 million of net tax expense was driven by $28 million for valuation allowances recorded against deferred tax assets generated during the current year, partially offset by $6 million in net tax benefit resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

Other.  This item primarily includes the impact of permanent differences related to current year earnings as well as U.S. tax credits and deductions.

The details of 2016 and 2015 deferred tax assets (liabilities) are set forth below:

	2016	2015
Operating losses	$172	$157
Capital losses	184	41
Tax credit carryforwards	284	282
Employee benefits	185	152
Share-based compensation	100	121
Self-insured casualty claims	32	35
Lease-related liabilities	65	69
Various liabilities	56	64
Property, plant and equipment	37	33
Deferred income and other	32	51
Gross deferred tax assets	1,147	1,005
Deferred tax asset valuation allowances	(195)	(205)
Net deferred tax assets	$952	$800
Intangible assets, including goodwill	$(107)	$(111)
Property, plant and equipment	(46)	(46)
Other	(31)	(60)
Gross deferred tax liabilities	$(184)	$(217)
Net deferred tax assets (liabilities)	$768	$583

Reported in Consolidated Balance Sheets as:
Deferred income taxes	$774	$591
Other liabilities and deferred credits	(6)	(8)
	$768	$583

We have investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis.  We have not provided deferred tax on the portion of the excess that we believe is indefinitely reinvested, as we have the ability and intent to indefinitely postpone these basis differences from reversing with a tax consequence.   We estimate that our total temporary difference upon which we have not provided deferred tax is approximately $2.1 billion at December 31, 2016.  A determination of the deferred tax liability on this amount is not practicable.

At December 31, 2016, the Company has foreign operating and capital loss carryforwards of $0.5 billion and U.S. state operating loss, capital loss and tax credit carryforwards of $1.0 billion and U.S. federal capital loss and tax credit carryforwards of $0.7 billion.  These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire as follows:

	Year of Expiration
	2017	2018-2021	2022-2035	Indefinitely	Total
Foreign	$20	$53	$93	$321	$487
U.S. state	7	97	908	—	1,012
U.S. federal	—	524	220	—	744
	$27	$674	$1,221	$321	$2,243

We recognize the benefit of positions taken or expected to be taken in tax returns in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $91 million and $98 million of unrecognized tax benefits at December 31, 2016 and December 26, 2015, respectively, $87 million and $89 million of which are temporary in nature and if recognized, would not impact the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2016	2015
Beginning of Year	$98	$115
Additions on tax positions - current year	—	—
Additions for tax positions - prior years	1	5
Reductions for tax positions - prior years	(5)	(13)
Reductions for settlements	(1)	(7)
Reductions due to statute expiration	(2)	(2)
Foreign currency translation adjustment	—	—
End of Year	$91	$98

The Company believes its unrecognized tax benefits will not materially increase or decrease in the next 12 months.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous U.S. state and foreign jurisdictions.

The Company has settled audits with the IRS through fiscal year 2010. Our operations in certain foreign jurisdictions remain subject to examination for tax years as far back as 2006, some of which years are currently under audit by local tax authorities.

The accrued interest and penalties related to income taxes at December 31, 2016 and December 26, 2015 are set forth below:

	2016	2015
Accrued interest and penalties	$9	$15

During 2016, 2015 and 2014, a net benefit of $4 million, and net expense of $5 million and $11 million, respectively, for interest and penalties was recognized in our Consolidated Statements of Income as components of its Income tax provision.

In October 2016, the Company completed the separation of its China business into an independent publicly-traded company. The transaction has been treated as qualifying as a tax-free reorganization for U.S. income tax purposes. In addition, the Company considered the China indirect income tax on indirect transfers of assets by nonresident enterprises and concluded that it does not apply to the separation transaction.

Note 19 – Reportable Operating Segments

See Note 1 for a description of our operating segments.

	Revenues
	2016	2015	2014
KFC Division(a)	$3,232	$3,235	$3,507
Pizza Hut Division(a)	1,111	1,214	1,215
Taco Bell Division(a)	2,025	1,991	1,865
Unallocated(b)(f)	(2)	—	—
	$6,366	$6,440	$6,587

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2016	2015	2014
KFC Division	$874	$832	$876
Pizza Hut Division	370	347	347
Taco Bell Division	593	536	478
Unallocated Franchise and license fees and income(b)(f)	(2)	—	—
Unallocated restaurant costs(b)	—	—	(1)
Unallocated Franchise and license expenses(b)(f)	(24)	(71)	—
Unallocated and corporate expenses(b)(g)	(316)	(196)	(189)
Unallocated Refranchising gain (loss)(b)	141	(23)	16
Unallocated Other income (expense)(b)(h)	(11)	(23)	(10)
Operating Profit	1,625	1,402	1,517
Interest expense, net(b)	(307)	(141)	(143)
Income Before Income Taxes	$1,318	$1,261	$1,374

	Depreciation and Amortization
	2016	2015	2014
KFC Division	$173	$186	197
Pizza Hut Division	36	40	39
Taco Bell Division	91	88	83
Corporate	9	8	9
	$309	$322	$328

	Capital Spending
	2016	2015	2014
KFC Division	$211	$280	$294
Pizza Hut Division	70	54	62
Taco Bell Division	132	116	143
Corporate	9	11	9
	$422	$461	$508

	Identifiable Assets
	2016	2015
KFC Division(e)	$2,176	$2,263
Pizza Hut Division(e)	639	709
Taco Bell Division(e)	1,178	1,128
Corporate(c)(e)	1,485	816
	$5,478	$4,916

	Long-Lived Assets(d)
	2016	2015
KFC Division	$1,583	$1,697
Pizza Hut Division	375	419
Taco Bell Division	859	911
Corporate	35	55
	$2,852	$3,082

(a)	U.S. revenues included in the combined KFC, Pizza Hut and Taco Bell Divisions totaled $3.1 billion in 2016, $3.1 billion in 2015 and $3.0 billion in 2014.

(b)    Amounts have not been allocated to any segment for performance reporting purposes.

(c)    Primarily includes cash and deferred tax assets.

(d)    Includes property, plant and equipment, net, goodwill, and intangible assets, net.

(e)	U.S. identifiable assets included in the combined Corporate and KFC, Pizza Hut and Taco Bell Divisions totaled $3.1 billion and $2.3 billion in 2016 and 2015, respectively.

(f)    Represents 2016 and 2015 costs associated with the KFC U.S. Acceleration Agreement. See Note 5.

(g)
Amounts in 2016 include costs related to YUM’s Strategic Transformation Initiatives of $62 million, non-cash charges associated with share-based compensation of $30 million and settlement charges associated with the pension deferred vested project of $25 million. See Note 5.

(h)	Amounts in 2016 include losses associated with the sale of corporate aircraft related to YUM’s Strategic Transformation Initiatives of $9 million. See Note 5.

Note 20 – Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of December 31, 2016, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $550 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2016 was approximately $465 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 31, 2016 and December 26, 2015 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at December 31, 2016 our guarantee exposure under this program is approximately $4 million based on total loans outstanding of $21 million.

In addition to the guarantees described above, YUM has agreed to provide guarantees of up to approximately $110 million on behalf of franchisees for several financing programs related to specific initiatives, primarily equipment purchases. At December 31, 2016, our guarantee exposure under these financing programs is approximately $6 million based on total loans outstanding of $10 million.

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

The following table summarizes the 2016 and 2015 activity related to our net self-insured property and casualty reserves as of December 31, 2016.

	Beginning Balance	Expense	Payments	Ending Balance
2016 Activity	$102	42	(46)	$98
2015 Activity	$116	39	(53)	$102

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

These matters were consolidated, and the consolidated case is styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint in June 2009, and in March 2010 the court approved the parties’ stipulation to dismiss the Company from the action, leaving Taco Bell as the sole defendant. Plaintiffs filed their motion for class certification on the vacation and final pay claims in December 2010, and on September 26, 2011, the court issued its order denying the certification of the vacation and final pay claims. Plaintiffs then sought to certify four separate meal and rest break classes. On January 2, 2013, the court rejected three of the proposed classes but granted certification with respect to the late meal break class. The parties thereafter agreed on a list of putative class members, and the class notice and opt out forms were mailed on January 21, 2014.

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

Beginning on February 22, 2016, the late meal period class claim, the limited rest break class claim, the underpaid meal premium class claim, and the associated statutory “waiting time” penalty claim was tried to a jury. On March 9, 2016, the jury returned verdicts in favor of Taco Bell on the late meal period claim, the limited rest break claim, and the statutory “waiting time” penalty claim. The jury found for the plaintiffs on the underpaid meal premium class claim, awarding approximately $0.5 million. A bench trial was subsequently conducted with respect to the PAGA claims and plaintiffs’ Business & Professions Code §17200 claim. On April 8, 2016, the court returned a verdict in favor of Taco Bell on the PAGA claims and the §17200 claim. In a separate ruling issued the same day, the court also ruled that plaintiffs were entitled to prejudgment interest on the underpaid meal premium class claim, awarding approximately $0.3 million. Taco Bell denies liability as to the underpaid meal premium class claim and filed a post-trial motion to overturn the verdict. Plaintiffs’ also filed various post-trial motions. On July 15, 2016, the court denied Taco Bell’s motion to overturn the verdict. The court denied Plaintiffs’ motions: (1) for a new trial, (2) for judgment as a matter of law to overturn the verdicts in favor of Taco Bell, (3) challenging the jury instructions and special verdict forms, and (4) to overturn the court’s rejection of the §17200 claims for meal and rest break violations. The court also denied Plaintiffs’ motions for additional costs and for enhanced awards to two of the named Plaintiffs. The court granted Plaintiffs’ motion for judgment on the §17200 claim regarding the underpaid meal premium claim, but rejected awarding any additional damages, finding that the jury verdict sufficiently compensated the class. The court granted Plaintiffs’ motion for attorneys’ fees, but awarded only approximately $1.1 million of the $7.3 million requested. The court also granted Plaintiffs’ bill of costs, but only awarded approximately $0.1 million of Plaintiffs’ $0.2 million. Thereafter, both Plaintiffs and Taco Bell timely filed notices of appeal and the matter is now before the Ninth Circuit. We have provided for a reasonable estimate of the possible loss relating to this lawsuit. However, in view of the inherent uncertainties of litigation, there can be no assurance that this lawsuit will not result in losses in excess of those currently provided for in our Consolidated Financial Statements.

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

Note 21 – Selected Quarterly Financial Data (Unaudited)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$887	$996	$993	$1,324	$4,200
Franchise and license fees and income	477	481	508	700	2,166
Total revenues	1,364	1,477	1,501	2,024	6,366
Restaurant profit	147	165	159	231	702
Operating Profit(a)	356	408	372	489	1,625
Income from continuing operations, net of tax	240	265	204	285	994
Income (loss) from discontinued operations, net of tax	151	74	418	(18)	625
Net Income	391	339	622	267	1,619
Basic earnings per common share from continuing operations	0.58	0.65	0.52	0.77	2.52
Basic earnings(loss) per common share from discontinued operations	0.36	0.17	1.07	(0.05)	1.59
Basic earnings per common share	0.94	0.82	1.59	0.72	4.11
Diluted earnings per common share from continuing operations	0.57	0.64	0.51	0.76	2.48
Diluted earnings (loss) per common share from discontinued operations	0.36	0.17	1.05	(0.05)	1.56
Diluted earnings per common share	0.93	0.81	1.56	0.71	4.04
Dividends declared per common share	0.46	0.46	—	0.81	1.73

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$944	$1,051	$1,033	$1,328	$4,356
Franchise and license fees and income	467	475	494	648	2,084
Total revenues	1,411	1,526	1,527	1,976	6,440
Restaurant profit	149	177	160	223	709
Operating Profit(b)	355	279	339	429	1,402
Income from continuing operations, net of tax	246	169	231	290	936
Income (loss) from discontinued operations, net of tax	116	66	190	(15)	357
Net Income	362	235	421	275	1,293
Basic earnings per common share from continuing operations	0.56	0.39	0.53	0.67	2.15
Basic earnings (loss) per common share from discontinued operations	0.27	0.15	0.44	(0.03)	0.82
Basic earnings per common share	0.83	0.54	0.97	0.64	2.97
Diluted earnings per common share from continuing operations	0.55	0.38	0.52	0.66	2.11
Diluted earnings (loss) per common share from discontinued operations	0.26	0.15	0.43	(0.03)	0.81
Diluted earnings per common share	0.81	0.53	0.95	0.63	2.92
Dividends declared per common share	—	0.82	—	0.92	1.74

(a)
Includes net gains from refranchising initiatives of $3 million, $53 million, $21 million and $64 million in the first, second, third and fourth quarters, respectively, costs associated with YUM’s Strategic Transformation Initiatives of $5 million, $27 million and $39 million in the second, third and fourth quarters, respectively, a non-cash charge associated with the modification of EID share-based compensation awards in connection with the Separation of $30 million in the fourth quarter, costs associated with KFC U.S. Acceleration Agreement of $9 million, $8 million and $9 million in the first, second and fourth quarters, respectively, and charges incurred as a result of settlement payments of deferred vested pension balances in the Plan of $1 million and $24 million in the third and fourth quarters, respectively. See Note 5.

(b)
Includes net gains from refranchising initiatives of $7 million and $49 million in the first and fourth quarters, respectively, and net losses from refranchising initiatives of $72 million and $4 million in the second and third quarters, respectively. Also includes costs associated with KFC U.S. Acceleration Agreement of $2 million, $8 million, $21 million and $41 million in the first, second, third and fourth quarters, respectively. See Note 5.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2016.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016.

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

Date:	February 21, 2017

YUM! BRANDS, INC.

By:	/s/ Greg Creed

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Creed	Chief Executive Officer	February 21, 2017
Greg Creed	(principal executive officer)

/s/ David Gibbs	President and Chief Financial Officer	February 21, 2017
David Gibbs	(principal financial officer)

/s/ David E. Russell	Senior Vice President, Finance and Corporate Controller	February 21, 2017
David E. Russell	(principal accounting officer)

/s/ Paget L. Alves	Director	February 21, 2017
Paget L. Alves

/s/ Michael J. Cavanagh	Director	February 21, 2017
Michael J. Cavanagh

/s/ Brian Cornell	Director	February 21, 2017
Brian Cornell

/s/ David W. Dorman	Director	February 21, 2017
David W. Dorman

/s/ Mirian Graddick-Weir	Director	February 21, 2017
Mirian Graddick-Weir

/s/ Thomas C. Nelson	Director	February 21, 2017
Thomas C. Nelson

/s/ Thomas M. Ryan	Director	February 21, 2017
Thomas M. Ryan

/s/ P. Justin Skala	Director	February 21, 2017
P. Justin Skala

/s/ Elane Stock	Director	February 21, 2017
Elane Stock

/s/ Robert D. Walter	Director	February 21, 2017
Robert D. Walter

YUM! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

2.1 *
Separation and Distribution Agreement, dated as of October 31, 2016, by and among YUM, Yum Restaurants Consulting (Shanghai) Company Limited and Yum China Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to YUM's Report on Form 8-K filed on November 3, 2016.

3.1	Restated Articles of Incorporation of YUM, effective May 26, 2011, which is incorporated herein by reference from Exhibit 3.1 to YUM's Report on Form 8-K filed on May 31, 2011.

3.2	Amended and restated Bylaws of YUM, effective July 15, 2016, which are incorporated herein by reference from Exhibit 3.1 to YUM's Report on Form 8-K filed on July 19, 2016.

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

(ii)
6.875% Senior Notes due November 15, 2037 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 to YUM's Report on Form 8-K filed on October 22, 2007.

(iii)
5.30% Senior Notes due September 15, 2019 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on August 25, 2009.

(iv)
3.875% Senior Notes due November 1, 2020 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed on August 31, 2010.

(v) 3.750% Senior Notes due November 1, 2021 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed August 29, 2011.

(vi)
3.875% Senior Notes due November 1, 2023 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 to YUM's Report on Form 8-K filed October 31, 2013.

(vii)
5.350% Senior Notes due November 1, 2043 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 to YUM's Report on Form 8-K filed October 31, 2013.

10.1
Credit Agreement, dated as of June 16, 2016, by and among Pizza Hut Holdings, LLC, KFC Holding Co., and Taco Bell of America, LLC, as the borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Fifth Third Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, The Bank of Nova Scotia, Cooperatieve Rabobank U.A., New York Branch, and Industrial and Commercial Bank of China Limited, New York Branch, as Co-Documentation Agents and Co-Managers, which is incorporated herein by reference from Exhibit 4.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 11, 2016.

10.2†
YUM Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2.1†
YUM Director Deferred Compensation Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through November 14, 2008, which is incorporated by reference from Exhibit 10.7.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.3†
YUM Executive Incentive Compensation Plan, as effective May 20, 2004, and as Amended through the Second Amendment, as effective May 21, 2009, which is incorporated herein by reference from Exhibit A of YUM's Definitive Proxy Statement on Form DEF 14A for the Annual Meeting of Shareholders held on May 21, 2009.

10.4†
YUM Executive Income Deferral Program, as effective October 7, 1997, and as amended through May 16, 2002, which is incorporated herein by reference from Exhibit 10.10 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.4.1†
YUM! Brands Executive Income Deferral Program, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through June 30, 2009, which is incorporated by reference from Exhibit 10.10.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.5†
YUM! Brands Pension Equalization Plan, Plan Document for the Pre-409A Program, as effective January 1, 2005, and as Amended through December 31, 2010, which is incorporated by reference from Exhibit 10.7 to Yum's Quarterly Report on Form 10-Q for the quarter ended March 19, 2011.

10.5.1†
YUM! Brands, Inc. Pension Equalization Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through December 30, 2008, which is incorporated by reference from Exhibit 10.13.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2009.

10.5.2†
YUM! Brands Pension Equalization Plan Amendment, as effective January 1, 2012, which is incorporated by reference from Exhibit 10.7.2 to Yum’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013.

10.5.3†
YUM! Brands Pension Equalization Plan Amendment, as effective January 1, 2013, which is incorporated by reference from Exhibit 10.7.3 to Yum’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013.

10.6†	Form of Directors' Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.7†	Form of YUM! Brands, Inc. Change in Control Severance Agreement, which is incorporated herein by reference from Exhibit 10.1 to Yum’s Report on Form 8-K filed on March 21, 2013.

10.8†	YUM! Long Term Incentive Plan, as Amended and Restated effective as of May 20, 2016 as incorporated by reference from Form DEF 14A filed on April 18, 2016.

10.9†
YUM SharePower Plan, as effective October 7, 1997, and as amended through June 23, 2003, which is incorporated herein by reference from Exhibit 10.23 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.10†	Form of YUM Director Stock Option Award Agreement, which is incorporated herein by reference from Exhibit 10.25 to YUM's Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.11†	Form of YUM 1999 Long Term Incentive Plan Award Agreement, which is incorporated herein by reference from Exhibit 10.26 to YUM's Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.11.1†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2013) (Stock Options), which is incorporated herein by reference from Exhibit 10.15.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013.

10.11.2†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2015) (Stock Options), which is incorporated herein by reference from Exhibit 10.15.2 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.12†
YUM! Brands, Inc. International Retirement Plan, as in effect January 1, 2005, which is incorporated herein by reference from Exhibit 10.27 to YUM's Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

10.13†	Form of 1999 Long Term Incentive Plan Award Agreement (Stock Appreciation Rights) which is incorporated by reference from Exhibit 99.1 to YUM's Report on Form 8-K as filed on January 30, 2006.

10.13.1†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2013) (Stock Appreciation Rights), which is incorporated by reference from Exhibit 10.18.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 23, 2013.

10.13.2†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2015) (Stock Appreciation Rights), which is incorporated herein by reference from Exhibit 10.18.2 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.14†
YUM! Brands Leadership Retirement Plan, as in effect January 1, 2005, which is incorporated herein by reference from Exhibit 10.32 to YUM's Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

10.14.1†
YUM! Brands Leadership Retirement Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended through December, 2009, which is incorporated by reference from Exhibit 10.21.1 to YUM's Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.15†
1999 Long Term Incentive Plan Award (Restricted Stock Unit Agreement) by and between the Company and David C. Novak, dated as of January 24, 2008, which is incorporated herein by reference from Exhibit 10.33 to YUM's Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

10.16†	YUM! Performance Share Plan, as amended and restated January 1, 2013, which is incorporated by reference from Exhibit 10.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2015.

10.17†
YUM! Brands Third Country National Retirement Plan, as effective January 1, 2009, which is incorporated by reference from Exhibit 10.25 to YUM's Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.18†
2010 YUM! Brands Supplemental Long Term Disability Coverage Summary, as effective January 1, 2010, which is incorporated by reference from Exhibit 10.26 to YUM's Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.19†
1999 Long Term Incentive Plan Award (Restricted Stock Unit Agreement) by and between the Company and Jing-Shyh S. Su, dated as of May 20, 2010, which is incorporated by reference from Exhibit 10.27 to YUM's Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

10.20†
1999 Long Term Incentive Plan Award (Stock Appreciation Rights) by and between the Company and David C. Novak, dated as of February 6, 2015, which is incorporated herein by reference from Exhibit 10.27 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.21†
YUM! Brands, Inc. Compensation Recovery Policy, Amended and Restated January 1, 2015, which is incorporated herein by reference from Exhibit 10.28 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.22†
Retirement Agreement and General Release, dated August 13, 2015, by and between the Company and Jing-Shyh S. Su, which is incorporated by reference from Exhibit 10.29 to YUM's Quarterly Report on Form 10-Q for the quarter ended September 5, 2015.

10.23†
Letter of Understanding dated December 7, 2015 by and between the Company and Patrick J. Grismer, which is incorporated by reference from Exhibit 10.30 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.24†
Letter of Understanding dated June 6, 2016 by and between the Company and David C. Novak, which is incorporated herein by reference from Exhibit 10.31 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 11, 2016.

10.25
Indenture, dated as of June 16, 2016, by and among KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on June 21, 2016.

10.26
Base Indenture, dated as of May 11, 2016, between Taco Bell Funding, LLC, as issuer and Citibank, N.A., as trustee and securities intermediary, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.27
Series 2016-1 Supplement to Base Indenture dated as of May 11, 2016, by and between Taco Bell Funding, LLC, as issuer and Citibank, N.A. as trustee and Series 2016-1 securities intermediary, which is incorporated herein by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.28
Guarantee and Collateral Agreement, dated as of May 11, 2016, by Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC and Taco Bell Franchisor Holdings, LLC in favor of Citibank, N.A., which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.29
Management Agreement, dated as of May 11, 2016, among Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC, Citibank, N.A. and Taco Bell Corp., as manager, which is incorporated herein by reference from Exhibit 10.3 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.30
Master License Agreement, dated as of October 31, 2016, by and between Yum! Restaurants Asia Pte. Ltd. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K filed on November 3, 2016.

10.31
Tax Matters Agreement, dated as of October 31, 2016, by and among YUM, Yum China Holdings, Inc. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.2 to YUM's Report on Form 8-K filed on November 3, 2016.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the Securities and Exchange Commission upon request.

†	Indicates a management contract or compensatory plan.