Form 10-Q
period 2017-03-31
YUM BRANDS INC
filed 2017-05-10
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [✓] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	[✓]		Accelerated filer:	[ ]

Non-accelerated filer:	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company:	[ ]

Emerging growth company:	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [✓]

The number of shares outstanding of the Registrant’s Common Stock as of May 2, 2017 was 348,230,475 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/31/2017	3/31/2016 (As Restated)
Company sales	$902	$953
Franchise and license fees and income	515	490
Total revenues	1,417	1,443
Costs and Expenses, Net
Company restaurant expenses
Food and paper	276	287
Payroll and employee benefits	244	257
Occupancy and other operating expenses	238	261
Company restaurant expenses	758	805
General and administrative expenses	237	243
Franchise and license expenses	46	51
Closures and impairment (income) expenses	1	2
Refranchising (gain) loss	(111)	—
Other (income) expense	2	(7)
Total costs and expenses, net	933	1,094
Operating Profit	484	349
Other pension (income) expense	28	(1)
Interest expense, net	109	42
Income from continuing operations before income taxes	347	308
Income tax provision	67	82
Income from continuing operations	280	226
Income from discontinued operations, net of tax	—	138
Net Income	$280	$364

Basic Earnings per Common Share from continuing operations	$0.78	$0.55
Basic Earnings per Common Share from discontinued operations	N/A	$0.33
Basic Earnings Per Common Share	$0.78	$0.88

Diluted Earnings per Common Share from continuing operations	$0.77	$0.54
Diluted Earnings per Common Share from discontinued operations	N/A	$0.33
Diluted Earnings Per Common Share	$0.77	$0.87

Dividends Declared Per Common Share	$0.30	$0.46

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2017	3/31/2016 (As Restated)

Net Income - YUM! Brands, Inc.	$280	$364
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	50	(6)
	50	(6)
Tax (expense) benefit	(1)	4
	49	(2)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	5	(1)
Reclassification of (gains) losses into Net Income	30	3
	35	2
Tax (expense) benefit	(12)	(1)
	23	1
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(3)	(15)
Reclassification of (gains) losses into Net Income	7	21
	4	6
Tax (expense) benefit	(1)	1
	3	7

Other comprehensive income (loss), net of tax	75	6
Comprehensive Income	$355	$370

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2017	3/31/2016 (As Restated)
Cash Flows – Operating Activities from Continuing Operations
Net Income	$280	$364
Income from discontinued operations, net of tax	—	(138)
Depreciation and amortization	70	73
Closures and impairment (income) expenses	1	2
Refranchising (gain) loss	(111)	—
Contributions to defined benefit pension plans	(7)	(2)
Deferred income taxes	20	(5)
Share-based compensation expense	15	13
Changes in accounts and notes receivable	18	45
Changes in inventories	4	2
Changes in prepaid expenses and other current assets	(5)	6
Changes in accounts payable and other current liabilities	(48)	(93)
Changes in income taxes payable	12	60
Other, net	39	(18)
Net Cash Provided by Operating Activities from Continuing Operations	288	309

Cash Flows – Investing Activities from Continuing Operations
Capital spending	(76)	(80)
Proceeds from refranchising of restaurants	185	8
Other, net	(5)	5
Net Cash Provided by (Used in) Investing Activities from Continuing Operations	104	(67)

Cash Flows – Financing Activities from Continuing Operations
Proceeds from long-term debt	192	—
Repayments of long-term debt	(200)	(2)
Revolving credit facilities, three months or less, net	—	(605)
Short-term borrowings by original maturity
More than three months - proceeds	—	1,400
More than three months - payments	—	—
Three months or less, net	—	—
Repurchase shares of Common Stock	(461)	(925)
Dividends paid on Common Stock	(106)	(192)
Debt issuance costs	(18)	—
Net transfers to discontinued operations	—	(43)
Other, net	(36)	(11)
Net Cash Used in Financing Activities from Continuing Operations	(629)	(378)
Effect of Exchange Rates on Cash and Cash Equivalents	17	3
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Continuing Operations	(220)	(133)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	831	351
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$611	$218

Cash Provided by Operating Activities from Discontinued Operations	$—	$338
Cash Used in Investing Activities from Discontinued Operations	—	(128)
Cash Provided by Financing Activities from Discontinued Operations	—	43

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	3/31/2017	12/31/2016 (As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$525	$725
Accounts and notes receivable, net	355	370
Inventories	34	37
Prepaid expenses and other current assets	215	236
Advertising cooperative assets, restricted	148	137
Total Current Assets	1,277	1,505

Property, plant and equipment, net	2,084	2,113
Goodwill	539	536
Intangible assets, net	150	151
Other assets	357	376
Deferred income taxes	744	772
Total Assets	$5,151	$5,453

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities	$972	$1,067
Income taxes payable	45	32
Short-term borrowings	393	66
Advertising cooperative liabilities	148	137
Total Current Liabilities	1,558	1,302

Long-term debt	8,715	9,059
Other liabilities and deferred credits	690	704
Total Liabilities	10,963	11,065

Shareholders’ Equity (Deficit)
Common Stock, no par value, 750 shares authorized; 350 and 355 shares issued in 2017 and 2016, respectively	—	—
Accumulated deficit	(5,433)	(5,158)
Accumulated other comprehensive loss	(379)	(454)
Total Shareholders’ Equity (Deficit)	(5,812)	(5,612)
Total Liabilities and Shareholders’ Equity (Deficit)	$5,151	$5,453

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”).

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has over 43,500 units of which 59% are located outside the U.S. in 136 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

As of March 31, 2017, YUM consisted of three operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

On October 31, 2016 (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations and cash flows of the separated business are presented as discontinued operations in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for all periods presented. See additional information related to the impact of the Separation in Note 4.

Our fiscal year has historically ended on the last Saturday in December and, as a result, a 53rd week was added every five or six years. The first three quarters of each fiscal year consisted of 12 weeks and the fourth quarter consisted of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. Our U.S. subsidiaries and certain international subsidiaries operated on similar fiscal calendars. Our remaining international subsidiaries operated on a monthly calendar, and thus never had a 53rd week, with two months in the first quarter, three months in the second and third quarters and four months in the fourth quarter. Certain international subsidiaries within our KFC, Pizza Hut and Taco Bell divisions have historically closed approximately one month or one period earlier to facilitate consolidated reporting.

On January 27, 2017, YUM’s Board of Directors approved a change in the Company's fiscal year from a year ending on the last Saturday of December to a year beginning on January 1 and ending December 31 of each year, commencing with the year ending December 31, 2017. In connection with this change, the Company moved from a 52-week periodic fiscal calendar with three 12-week interim quarters and a 16-week fourth quarter to a monthly reporting calendar with each quarter comprised of three months. Our U.S. subsidiaries continue to report on a period calendar as described above.

Concurrent with the change in the Company's fiscal year, we also eliminated any of the one month or one period reporting lags of our international subsidiaries. As a result of removing these reporting lags, each international subsidiary will now operate either on a monthly calendar consistent with the Company’s new calendar or on a periodic calendar consistent with our U.S. subsidiaries. We believe this change in our international subsidiary reporting calendars and the resulting elimination of reporting lags is preferable because a more current reporting calendar allows the Financial Statements to more consistently and more timely reflect the impact of current events, economic conditions and global trends.

The change to the Company’s fiscal year and removal of the international reporting lags is effective in 2017. We have applied this change in accounting principle retrospectively to all prior financial periods presented and the impact of this change is summarized in Note 5. The impact of the change in accounting principle on the current period financial statements is similar to the impact on the prior period results discussed in Note 5.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2016 Form 10-K, our financial position as of March 31, 2017, and the results of our operations, comprehensive income and cash flows for the quarters ended March 31, 2017 and 2016. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of certain advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance related to stock-based compensation which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including their income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted this standard beginning with the quarter ended March 31, 2017.

The impact of adoption included the recognition of $49 million in excess tax benefits within our income tax provision for share-based payments made during the quarter ended March 31, 2017. Additionally, the standard requires these excess tax benefits be reported as operating activities in the Condensed Consolidated Statements of Cash Flows as opposed to within financing activities as they have been historically reported. We elected retrospective presentation of excess tax benefits as operating cash flows for prior years. As a result, $11 million of excess tax benefits previously presented as a financing activity have been reclassified to operating activities for the quarter ended March 31, 2016 in our Condensed Consolidated Statements of Cash Flows. No other provisions of this standard had a material impact on the Company's financial statements or disclosures.

In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (collectively, "Benefit Costs"). The standard does not change the requirement that an employer report the service cost component of these Benefit Costs in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. However, the standard requires that the non-service components of these Benefit Costs be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. We early adopted the standard beginning with the quarter ended March 31, 2017 on a retrospective basis. As a result, we have reclassified amounts related to non-service components of Benefit Costs from their prior Financial Statement captions (Payroll and employee benefits and General and administrative "G&A" expenses) into a new Financial Statement caption titled Other pension (income) expense in our Condensed Consolidated Statements of Income. The adoption of this standard does not impact Net Income.

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 31, 2017. These reclassifications had no effect on previously reported Net Income.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2017	2016
Income from continuing operations	$280	$226
Income from discontinued operations	—	138
Net Income	$280	$364

Weighted-average common shares outstanding (for basic calculation)	357	415
Effect of dilutive share-based employee compensation	7	6
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	364	421

Basic EPS from continuing operations	$0.78	$0.55
Basic EPS from discontinued operations	—	0.33
Basic EPS	$0.78	$0.88

Diluted EPS from continuing operations	$0.77	$0.54
Diluted EPS from discontinued operations	—	0.33
Diluted EPS	$0.77	$0.87
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.7	8.1

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Equity (Deficit)

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 31, 2017 and 2016 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2017		2016	2017		2016	2017
December 2015	—		13,275	$—		$925	$—
November 2016	6,849		—	442		—	1,473
Total	6,849	(a)	13,275	$442	(a)	$925	$1,473

(a)
Includes the effect of $26 million in share repurchases (0.4 million shares) with trade dates prior to March 31, 2017 but cash settlement dates subsequent to March 31, 2017 and excludes the effect of $45 million in share repurchases (0.7 million shares) with trade dates prior to December 31, 2016, but cash settlement dates subsequent to December 31, 2016.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2016, net of tax	$(332)	$(127)	$5	$(454)

Gains (losses) arising during the period classified into accumulated OCI, net of tax	49	3	(3)	49

(Gains) losses reclassified from accumulated OCI, net of tax	—	20	6	26

OCI, net of tax	49	23	3	75

Balance at March 31, 2017, net of tax	$(283)	$(104)	$8	$(379)

Note 4 - Discontinued Operations

As discussed in Note 1, on October 31, 2016, the Company completed the separation of our China business.

As a result of the Separation, all royalty revenues earned by us under the Master License Agreement with Yum China that were previously eliminated in consolidation are now reflected as Franchise and license fees and income in our Condensed Consolidated Statements of Income. For the quarter ended March 31, 2016 the combined KFC and Pizza Hut Divisions' Franchise and license fees and income, as a result of the Separation, increased by $65 million. The value added tax associated with this royalty revenue increased Franchise and license expenses for the combined KFC and Pizza Hut Divisions by $4 million for the quarter ended March 31, 2016. The net increases in the KFC and Pizza Hut Divisions' Operating Profit were offset with a corresponding reduction in Income from discontinued operations such that there was no impact from the Separation on total Net income.

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

Quarter ended
2016(a)
Company sales	$1,278
Franchise and license fees and income	25
Company restaurant expenses	(1,045)
G&A expenses	(74)
Franchise and license expenses	(12)
Refranchising gain	3
Other income	16
Interest income, net	1
Income from discontinued operations before income taxes(b)	192
Income tax provision	(50)
Income from discontinued operations - including noncontrolling interests	142
(Income) from discontinued operations - noncontrolling interests	(4)
Income from discontinued operations - YUM! Brands, Inc.	$138

(a)
Includes historical Yum China financial results from January 1, 2016 to February 29, 2016 plus an additional month of expense associated with the license fee paid to YUM to conform to the new YUM reporting calendar.

(b)	Includes costs incurred to execute the Separation of $8 million for the quarter ended March 31, 2016. Such costs primarily related to transaction advisors, legal and other consulting fees.

Cash inflows from Yum China to the Company during the quarter ended March 31, 2017 related to the Master License Agreement were $55 million, net of taxes paid, and primarily related to royalty revenues.

Note 5 - Items Affecting Comparability of Net Income and Cash Flows

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. Given the size and volatility of refranchising initiatives, we do not allocate such gains and losses to our segments for performance reporting purposes.

During the quarter ended March 31, 2017 we refranchised 121 restaurants. We received $185 million in proceeds and recorded $111 million of net pre-tax refranchising gains related to refranchising activity during the quarter ended March 31, 2017.

	Quarter ended
	2017	2016
KFC Division	$1	$1
Pizza Hut Division	2	—
Taco Bell Division	(114)	(1)
Worldwide	$(111)	$—

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we anticipate investing approximately $120 million from 2015 through 2018 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We recorded pre-tax charges of $3 million and $9 million for the quarters ended March 31, 2017, and 2016, respectively, for these investments. These amounts were recorded primarily as Franchise and license expenses. We recorded total pre-tax charges of $98 million during the two year period ended December 31, 2016 and we currently expect a total pre-tax charge of approximately $20 million in 2017 for these investments. These charges are not being allocated to the KFC Division segment operating results due to their size and unique and long-term brand building nature.

In addition to the investments above we agreed to fund $60 million of incremental system advertising from 2015 through 2018. During both of the quarters ended March 31, 2017 and 2016, we incurred $4 million in incremental system advertising expense. We funded approximately $30 million of such advertising during the two year period ended December 31, 2016. We currently expect to fund approximately $20 million of such advertising in 2017 and $10 million in 2018. All of these advertising amounts were recorded primarily in Franchise and license expenses and are included in the KFC Division segment operating results.

YUM's Strategic Transformation Initiatives

In October 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the then anticipated separation of our China business on October 31, 2016. Major features of the Company’s growth and transformation strategy involve being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. We incurred pre-tax costs of $7 million within G&A expenses related to these initiatives during the quarter ended March 31, 2017, primarily for severance and relocation costs. Due to the scope of the initiatives as well as their significance, costs associated with the initiatives are not being allocated to any segment for performance reporting purposes.

Impact of Change in Reporting Calendar

As discussed in Note 1, we have changed our fiscal year from a year ending on the last Saturday of December to a year beginning on January 1 and ending on December 31 of each year commencing with the year ending December 31, 2017. We also removed the monthly or period reporting lags certain of our international subsidiaries historically used to report results. The impacts on our Financial Statements of retrospectively applying these changes are included below:

	Quarter ended March 31, 2016
	As Previously Reported	Adjustments	After Change in Reporting Calendar
Total Revenues	$1,364	$79	$1,443
Operating profit	356	(6)	350	(a)
Net Income from continuing operations	240	(14)	226
Income from discontinued operations, net of tax	151	(13)	138
Net Income	$391	$(27)	$364

Diluted EPS from continuing operations	$0.57	$(0.03)	$0.54
Diluted EPS from discontinued operations	0.36	(0.03)	0.33
Diluted EPS	$0.93	$(0.06)	$0.87

(a)	Amount does not reconcile to our Condensed Consolidated Statements of Income due to the $1 million impact of retrospectively adopting a new accounting standard on Benefit Costs. See Note 1.

The impact on Total Assets within the Condensed Consolidated Balance Sheet as of December 31, 2016, versus amounts previously reported, was a decrease of $25 million.

The impact on our March 31, 2016 Condensed Consolidated Statement of Cash Flows was an increase in cash provided by operating activities of $10 million, an increase in cash used in investing activities of $6 million and an increase in cash used in financing activities of $94 million versus amounts previously reported. The increase in cash used in financing activities is due to timing of borrowings against our revolving credit facilities.

Non-cash Pension Adjustment

During the quarter ended March 31, 2017, as a result of the completion of a pension data review and reconciliation, we recorded a non-cash, out-of-year charge of $22 million to Other pension (income) expense to adjust our historical U.S. pension liability related to our deferred vested participants.

Note 6 - Other (Income) Expense

Other (income) expense includes primarily foreign exchange net (gains) losses.

Note 7 - Supplemental Balance Sheet Information

Accounts and Notes Receivable, net

The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees as a result of franchise and lease agreements.  Trade receivables consisting of royalties from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable on our Condensed Consolidated Balance Sheets.

	3/31/2017	12/31/2016
Accounts and notes receivable, gross	$374	$384
Allowance for doubtful accounts	(19)	(14)
Accounts and notes receivable, net	$355	$370

Property, Plant and Equipment, net

	3/31/2017	12/31/2016
Property, plant and equipment, gross	$4,092	$4,108
Accumulated depreciation and amortization	(2,008)	(1,995)
Property, plant and equipment, net	$2,084	$2,113

Assets held for sale at March 31, 2017 and December 31, 2016 total $26 million and $57 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and cash equivalents for Condensed Consolidated Statements of Cash Flows

	3/31/2017	12/31/2016
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$525	$725
Restricted cash included in Prepaid expenses and other current assets(a)	54	55
Restricted cash included in Other assets(b)	32	51
Cash, Cash Equivalents and Restricted Cash as presented in Condensed Consolidated Statements of Cash Flows	$611	$831

(a)	Restricted cash within Prepaid expenses and other current assets primarily relates to the Taco Bell Securitization interest reserves.

(b)
Primarily cash balances required to meet statutory minimum net worth requirements for legal entities which enter into U.S. franchise agreements and trust accounts related to our self-insurance program.

Note 8 - Income Taxes

	Quarter ended
	2017	2016
Income tax provision	$67	$82
Effective tax rate	19.4%	26.6%

Our effective tax rate is generally lower than the U.S. federal statutory rate of 35% due to the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. rate.

Our first quarter effective tax rate was favorably impacted by the inclusion of $49 million of excess tax benefits on share-based compensation related to the adoption of a new accounting standard in the quarter ended March 31, 2017. See Note 1. These excess tax benefits were largely associated with deferred compensation payouts to recently retired employees. This benefit was partially offset by the unfavorable impacts associated with the Company’s planned 2017 refranchising gains, substantially all of which will be taxed at the U.S. rate, and repatriation of foreign earnings.

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	2017	2016
KFC Division	$732	$736
Pizza Hut Division	234	281
Taco Bell Division	451	426
	$1,417	$1,443

	Quarter ended
Operating Profit	2017	2016
KFC Division	$207	$185
Pizza Hut Division	83	91
Taco Bell Division	141	118
Unallocated Franchise and license expenses(a)	(3)	(9)
Unallocated and Corporate expenses(b)	(53)	(43)
Unallocated Refranchising gain (loss) (See Note 5)	111	—
Unallocated Other income (expense)	(2)	7
Operating Profit	$484	$349
Other pension income (expense) (See Note 10)	(28)	1
Interest expense, net	(109)	(42)
Income from continuing operations before income taxes	$347	$308

(a)	Costs associated with the KFC U.S. Acceleration Agreement. See Note 5.

(b)
Primarily Corporate G&A expenses for the quarters ended March 31, 2017 and March 31, 2016. Amounts also include $7 million for the quarter ended March 31, 2017, associated with YUM's Strategic Transformation Initiatives. See Note 5.

Note 10 - Pension Benefits

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended
	2017	2016
Service cost	$3	$4
Interest cost	10	13
Expected return on plan assets	(12)	(15)
Amortization of net loss	2	1
Amortization of prior service cost	1	1
Net periodic benefit cost	$4	$4

Additional loss recognized due to settlements(a)	$5	$—
Pension data adjustment(b)	$22	$—

(a)
Losses are a result of settlement transactions in each of our U.S. plans which exceeded the sum of annual service and interest costs for each plan. These losses were recorded in Other pension (income) expense.

(b)
Reflects a non-cash, out-of-year charge related to the adjustment of certain historical deferred vested liability balances in the Plan during the quarter ended March 31, 2017. This charge was recorded in Other pension (income) expense. See Note 5.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	3/31/2017	12/31/2016
Current maturities of long-term debt	$395	$66
Other	9	8
	$404	$74
Less current portion of debt issuance costs and discounts	(11)	(8)
Short-term borrowings	$393	$66

Long-term Debt
Securitization Notes	$2,288	$2,294
Subsidiary Senior Unsecured Notes	2,100	2,100
Term Loan A Facility	500	500
Term Loan B Facility	1,990	1,990
YUM Senior Unsecured Notes	2,200	2,200
Capital lease obligations	122	120
	$9,200	$9,204
Less debt issuance costs and discounts	(90)	(79)
Less current maturities of long-term debt	(395)	(66)
Long-term debt	$8,715	$9,059

On March 21, 2017, KFC Holding Co., Pizza Hut Holdings, LLC, a limited liability company, and Taco Bell of America, LLC, a limited liability company, each of which is a wholly-owned subsidiary of the Company, as co-borrowers completed the repricing of the existing $1,990 million under the Term Loan B Facility pursuant to an amendment to the Credit Agreement (as defined in our 2016 Form 10-K). The amendment reduces the interest rate applicable to the Term Loan B Facility by 75 basis points to adjusted LIBOR plus 2.00%, with a rate stepdown to LIBOR plus 1.75% in the event the secured net leverage ratio (as defined in the Credit Agreement) is less than 1 to 1. Lenders choosing to continue in the Term Loan B Facility repriced $1,798 million in term loan principal and purchased $73 million of additional principal from lenders choosing not to participate in, or electing to decrease their holdings in the loan. Additionally, $119 million in principal was assigned to new lenders. The maturity date and all other material provisions under the Credit Agreement remain unchanged.

Based on the specific creditors that continued to participate in the Term Loan B Facility, including the levels of their participation, a portion of the repricing transaction represented a new debt issuance, a portion represented a debt modification, and the remainder represented a debt extinguishment. As a result, $18 million of fees were recorded as debt issuance costs either within Accounts payable and other current liabilities or Long-term debt on our Condensed Consolidated Balance Sheet, and $4 million were recognized as Interest expense, net during the quarter ended March 31, 2017. Additionally, $2 million of previously recorded unamortized debt issuance costs and discounts were written off to Interest expense, net during the quarter ended March 31, 2017.

Details of our short-term borrowings and long-term debt as of December 31, 2016 can be found within our 2016 Form 10-K. Cash paid for interest during the quarters ended March 31, 2017 and 2016 was $68 million and $25 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. At March 31, 2017 and December 31, 2016, our interest rate swaps outstanding had notional amounts of $1.55 billion. These interest rate swaps will expire in July 2021 and are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of March 31, 2017.

The effective portion of gains or losses on the interest rate swaps is reported as a component of Accumulated OCI ("AOCI") and reclassified into Interest expense, net in our Condensed Consolidated Statement of Income in the same period or periods during which the related hedged interest payments affect earnings. Gains or losses on the swaps representing hedge ineffectiveness are recognized in current earnings. Through March 31, 2017, the swaps were highly effective cash flow hedges and no ineffectiveness has been recorded.

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

The effective portion of gains or losses on the foreign currency contracts is reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Gains or losses on the foreign currency contracts representing hedge ineffectiveness are recognized in current earnings. Through March 31, 2017, all foreign currency contracts were highly effective cash flow hedges and no ineffectiveness has been recorded.

As of March 31, 2017, and December 31, 2016, foreign currency forward and swap contracts outstanding had total notional amounts of $452 million and $437 million, respectively. As of March 31, 2017 we have foreign currency forward and swap contracts with durations expiring as early as 2017 and as late as 2020.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2017, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2017	2016	2017	2016

Interest rate swaps	$(1)	$—	$2	$—

Foreign currency contracts	(2)	(15)	5	21

Income tax benefit/(expense)	—	1	(1)	—

As of March 31, 2017, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $5 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of March 31, 2017 the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short -term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments.

The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	3/31/2017		12/31/2016
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,288	$2,322	$2,294	$2,315
Subsidiary Senior Unsecured Notes(b)	2,100	2,175	2,100	2,175
Term Loan A Facility(b)	500	505	500	501
Term Loan B Facility(b)	1,990	2,004	1,990	2,016
YUM Senior Unsecured Notes(b)	2,200	2,245	2,200	2,216

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

Recurring Fair Value Measurements

The Company has interest rate swaps and foreign currency contracts accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 12 for discussion regarding derivative instruments). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the quarter ended March 31, 2017.

		Fair Value
	Level	3/31/2017	12/31/2016	Condensed Consolidated Balance Sheet
Interest Rate Swaps - Liability	2	$—	$3	Accounts payable and other current liabilities
Interest Rate Swaps - Asset	2	1	—	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	2	43	47	Other assets
Foreign Currency Contracts - Asset	2	4	6	Prepaid expenses and other current assets
Foreign Currency Contracts - Asset	2	9	10	Other assets
Other Investments	1	25	24	Other assets

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs. The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a stock index fund or bond index fund. The other investments' fair value is determined based on the closing market prices of the respective mutual funds as of March 31, 2017 and December 31, 2016.

Note 14 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 31, 2017 the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $550 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 31, 2017 was approximately $465 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of March 31, 2017 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at March 31, 2017 our guarantee exposure under this program is approximately $4 million based on total loans outstanding of $20 million.

In addition to the guarantees described above, we have provided guarantees of up to approximately $50 million on behalf of franchisees for several financing programs related to specific initiatives.  At March 31, 2017 our guarantee exposure under these financing programs is approximately $5 million based on total loans outstanding under these financing programs of $10 million.

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

Beginning on February 22, 2016, the late meal period class claim, the limited rest break class claim, the underpaid meal premium class claim, and the associated statutory “waiting time” penalty claim were tried to a jury. On March 9, 2016, the jury returned verdicts in favor of Taco Bell on the late meal period claim, the limited rest break claim, and the statutory “waiting time” penalty claim. The jury found for the plaintiffs on the underpaid meal premium class claim, awarding approximately $0.5 million. A bench trial was subsequently conducted with respect to the PAGA claims and plaintiffs’ Business & Professions Code §17200 claim. On April 8, 2016, the court returned a verdict in favor of Taco Bell on the PAGA claims and the §17200 claim. In a separate ruling issued the same day, the court also ruled that plaintiffs were entitled to prejudgment interest on the underpaid meal premium class claim, awarding approximately $0.3 million. Taco Bell denies liability as to the underpaid meal premium class claim and filed a post-trial motion to overturn the verdict. Plaintiffs also filed various post-trial motions.

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

Subsequently, the parties engaged in settlement negotiations and have agreed in principle to dismiss the appeals and settle the matter. The parties are drafting a final written settlement agreement and, in the event the appeals are dismissed, the parties will then move the District Court to amend the judgment to include a list of class members and a method for division of the verdict.

The proposed settlement amount has been accrued in our Condensed Consolidated Financial Statements, and the anticipated associated cash payments are not expected to be material.

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

Introduction and Overview

Yum! Brands, Inc. (“YUM” or the “Company”) operates or franchises a worldwide system of more than 43,500 restaurants in 136 countries and territories, primarily through the concepts of KFC, Pizza Hut and Taco Bell. These three concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively. Of the more than 43,500 restaurants, 6% are operated by the Company and unconsolidated affiliates and 94% are operated by franchisees.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Cautionary Note Regarding Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”). References to YUM throughout this discussion are made in first person notations of “we,” “us” or “our.”

YUM currently consists of three reporting segments:

•	The KFC Division which includes all operations of the KFC concept

•	The Pizza Hut Division which includes all operations of the Pizza Hut concept

•	The Taco Bell Division which includes all operations of the Taco Bell concept

On October 31, 2016 (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations and cash flows of the separated business are presented as discontinued operations in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for all periods presented. See additional information related to the impact of the Separation in Note 4.

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

•
More Focused. Four growth drivers will form the basis of YUM’s strategic plans and repeatable business model to accelerate same-store sales growth and net-new restaurant development at KFC, Pizza Hut and Taco Bell around the world over the long term. The Company will focus on becoming best-in-class in:

•	Building Distinctive, Relevant Brands

•	Developing Unmatched Franchise Operating Capability

•	Driving Bold Restaurant Development

•	Growing Unrivaled Culture and Talent

•	More Franchised. YUM intends to increase franchise restaurant ownership to at least 98% by the end of 2018.

•	More Efficient. The Company intends to revamp its financial profile, improving the efficiency of its organization and cost structure globally, by:

•	Reducing annual capital expenditures to approximately $100 million in 2019;

•	Reducing General and administrative ("G&A") expenses by a cumulative ~$300 million from 2015 through the end of 2019; and

•	Maintaining an optimized capital structure of ~5.0x Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) leverage.

From 2017 through 2019, we intend to return $6.5 - $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our five times EBITDA leverage. We anticipate generating proceeds in excess of $2 billion, net of tax, through our refranchising initiatives. Refer to the Liquidity and Capital Resources section of this MD&A for additional details.

Beginning in 2017 we have changed our fiscal year from a year ending on the last Saturday of December to a year beginning on January 1 and ending on December 31 of each year. Concurrently, we have removed the reporting lags from the fiscal calendars of our international subsidiaries. See Notes 1 and 5.

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

•
System sales growth includes the results of all restaurants regardless of ownership, including company-owned and franchise restaurants that operate our Concepts.  Sales of franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales.  Franchise restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

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

•
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") , the Company has provided non-GAAP measurements which present Diluted Earnings Per Share from Continuing Operations excluding Special Items, our Effective Tax Rate excluding Special Items and Core Operating Profit. Core Operating Profit excludes Special Items and foreign currency translation and we use Core Operating Profit for the purposes of evaluating performance internally. Special Items are not included in any of our externally reported segment results, and we believe the elimination of the foreign currency translation impact provides better year-to-year comparability without the distortion of foreign currency fluctuations. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of Diluted Earnings Per Share from Continuing Operations excluding Special Items, our Effective Tax Rate excluding Special Items and Core Operating Profit, provide additional information to investors to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Unless otherwise stated, financial results herein reflect continuing operations of the Company. Percentages may not recompute due to rounding.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

For the quarter ended March 31, 2017 GAAP diluted EPS from continuing operations increased 43% to $0.77 per share, and diluted EPS from continuing operations, excluding Special Items, increased 17% to $0.65 per share.

Quarterly Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+5	+2	+4	+12	+13
Pizza Hut Division	Even	(3)	+2	(9)	(7)
Taco Bell Division	+12	+8	+3	+19	+19
Worldwide	+5	+2	+3	+39	+9

Additionally:

•	Foreign currency translation negatively impacted our reported quarterly Operating Profit by $5 million, which included $3 million from our KFC Division and $2 million from our Pizza Hut Division.

•	Our GAAP effective tax rate for the quarter decreased to 19.4% from 26.6%. Our Effective Tax Rate, excluding Special Items, for the quarter decreased to 12.5% from 26.7%.

Worldwide

GAAP Results

	Quarter ended
	2017	2016	% B/(W)
Company sales	$902	$953	(5)
Franchise and license fees and income	515	490	5
Total revenues	$1,417	$1,443	(2)

Restaurant profit	$144	$148	(2)
Restaurant margin %	16.0%	15.5%	0.5	ppts.

G&A expenses	$237	$243	2
Franchise and license expenses	46	51	10
Closures and impairment (income) expenses	1	2	59
Refranchising (gain) loss	(111)	—	NM
Other (income) expense	2	(7)	NM
Operating Profit	$484	$349	39

Other pension (income) expense	$28	$(1)	NM
Interest expense, net	109	42	NM
Income tax provision	67	82	18
Income from continuing operations	$280	$226	24
Income from discontinued operations, net of tax	—	138	NM
Net Income	$280	$364	(23)

Diluted EPS(a) from continuing operations	$0.77	$0.54	43
Diluted EPS(a) from discontinued operations	—	0.33	NM
Diluted EPS(a)	$0.77	$0.87	(11)
Effective tax rate - continuing operations	19.4%	26.6%	7.2	ppts.

(a)	See Note 2 for the number of shares used in this calculation.

Performance Metrics

Unit Count	3/31/2017	3/31/2016	% Increase (Decrease)
Franchise	41,086	39,361	4
Company-owned	2,732	3,151	(13)
	43,818	42,512	3

	% B(W)
	Quarter ended
	2017	2016
System Sales Growth, reported	3%	1%
System Sales Growth, excluding FX	5%	5%
Same-store Sales Growth	2%	2%

Non-GAAP Items
Core Operating Profit Growth	9%
Diluted EPS Growth from Continuing Operations, excluding Special Items	17%

Non-GAAP Items (continued)

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended
Detail of Special Items	2017	2016
Refranchising initiatives(a)	$111	$—
YUM's Strategic Transformation Initiatives (See Note 5)	(7)	—
Costs associated with KFC U.S. Acceleration Agreement (See Note 5)	(3)	(9)
Other Special Items Income (Expense)	(2)	—
Special Items Income (Expense) - Operating Profit	99	(9)
Deferred vested pension liability adjustment - Other Pension Income (Expense) (See Note 5)	(22)	—
Special Items Income (Expense) from Continuing Operations before Income Taxes	77	(9)
Tax Benefit (Expense) on Special Items(b)	(34)	2
Special Items Income (Expense), net of tax from Continuing Operations	$43	$(7)
Average diluted shares outstanding	364	421
Special Items diluted EPS	$0.12	$(0.01)

Reconciliation of GAAP Operating Profit to Core Operating Profit
GAAP Operating Profit	$484	$349
Special Items Income (Expense)	99	(9)
Foreign Currency Impact on GAAP Operating Profit	(5)	N/A
Core Operating Profit	$390	$358

KFC Division
GAAP Operating Profit	$207	$185
Foreign Currency Impact on GAAP Operating Profit	(3)	N/A
Core Operating Profit	$210	$185

Pizza Hut Division
GAAP Operating Profit	$83	$91
Foreign Currency Impact on GAAP Operating Profit	(2)	N/A
Core Operating Profit	$85	$91

Taco Bell Division
GAAP Operating Profit	$141	$118
Foreign Currency Impact on GAAP Operating Profit	—	N/A
Core Operating Profit	$141	$118

Reconciliation of Diluted EPS from Continuing Operations to Diluted EPS from Continuing Operations excluding Special Items
Diluted EPS from Continuing Operations	$0.77	$0.54
Special Items Diluted EPS	0.12	(0.01)
Diluted EPS from Continuing Operations excluding Special Items	$0.65	$0.55

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	19.4%	26.6%
Impact on Tax Rate as a result of Special Items(b)	6.9%	(0.1)%
Effective Tax Rate excluding Special Items	12.5%	26.7%

(a)
The inclusion in Special Items of refranchising gains and losses is the result of the anticipated size and volatility of refranchising initiatives that will take place in connection with our previously announced intentions to have at least 98% franchise ownership by the end of 2018. See Note 5 for discussion of Refranchising Gain and Losses.

(b)
The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. We are utilizing an approach in which we recompute our estimated annual Effective Tax Rate and year-to-date income tax expense excluding Special Items, which allows us to determine the incremental tax impact of Special Items.

KFC Division

The KFC Division has 20,716 units, 80% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 55% of both the Division’s units and profits, as of the end of 2016. Additionally, 93% of the KFC Division units were operated by franchisees as of the end of 2016.

	Quarter ended
			% B/(W)
	2017	2016	Reported		Ex FX
System Sales Growth (Decline)			3		5
Same-Store Sales Growth			2		N/A

Company sales	$475	$493	(4)		(4)
Franchise and license fees and income	257	243	6		7
Total revenues	$732	$736	(1)		—

Restaurant profit	$65	$66	(2)		(1)
Restaurant margin %	13.7%	13.4%	0.3	ppts.	0.4	ppts.

G&A expenses	$89	$94	5		5
Operating Profit	$207	$185	12		13

			% Increase (Decrease)
Unit Count	3/31/2017	3/31/2016
Franchise	19,331	18,489	5
Company-owned	1,385	1,499	(8)
	20,716	19,988	4

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	2017
Company sales	$493	$(28)	$10	$—	$475
Cost of sales	(167)	10	(4)	(2)	(163)
Cost of labor	(118)	6	(4)	1	(115)
Occupancy and other	(142)	11	(1)	—	(132)
Company restaurant expenses	$(427)	$27	$(9)	$(1)	$(410)
Restaurant profit	$66	$(1)	$1	$(1)	$65

The decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by international net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 3%, partially offset by higher labor and commodity costs.

Franchise and License Fees and Income

The increase in Franchise and license fees and income, excluding the impacts of foreign currency translation, was driven by international net new unit growth, franchise same-store sales growth of 2% and refranchising.

G&A Expenses

The decrease in G&A expenses, excluding the impacts of foreign currency translation, was driven by the positive impact of YUM's Strategic Transformation Initiatives as discussed in Note 5.

Operating Profit

The increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth, international net new unit growth and lower G&A expenses, partially offset by higher restaurant operating costs and refranchising.

Pizza Hut Division

The Pizza Hut Division has 16,454 units, 47% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately one-third of both units and profits for the Division as of the end of 2016. Additionally, 97% of the Pizza Hut Division units were operated by franchisees as of the end of 2016.

	Quarter ended
			% B/(W)
	2017	2016	Reported		Ex FX

System Sales Growth (Decline)			(2)		—
Same-Store Sales Growth (Decline)			(3)		N/A

Company sales	$90	$135	(33)		(33)
Franchise and license fees and income	144	146	(2)		(1)
Total revenues	$234	$281	(17)		(16)

Restaurant profit	$5	$14	(57)		(57)
Restaurant margin %	6.3%	10.0%	(3.7)	ppts.	(3.6)	ppts.

G&A expenses	$53	$59	10		10
Operating Profit	$83	$91	(9)		(7)

			% Increase (Decrease)
Unit Count	3/31/2017	3/31/2016
Franchise	15,944	15,339	4
Company-owned	510	749	(32)
	16,454	16,088	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	2017
Company sales	$135	$(42)	$(2)	$(1)	$90
Cost of sales	(37)	11	—	—	(26)
Cost of labor	(42)	14	(1)	—	(29)
Occupancy and other	(42)	12	1	(1)	(30)
Company restaurant expenses	$(121)	$37	$—	$(1)	$(85)
Restaurant profit	$14	$(5)	$(2)	$(2)	$5

The decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales declines of 4% and higher commodity and labor costs.

Franchise and License Fees and Income

The decrease in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by franchise same-store sales declines of 2%, partially offset by refranchising and net new unit growth.

G&A Expenses

The decrease in G&A expenses, excluding the impact of foreign currency translation, was driven by the positive impact of YUM's Strategic Transformation Initiatives as discussed in Note 5.

Operating Profit

The decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales declines and increased Franchise and license expenses related to discretionary advertising, partially offset by lower G&A expenses.

Taco Bell Division

The Taco Bell Division has 6,648 units, the vast majority of which are in the U.S. The Company owns 13% of the Taco Bell units in the U.S.

	Quarter ended
			% B/(W)
	2017	2016	Reported		Ex FX
System Sales Growth
Same-Store Sales Growth			12		12
			8		N/A
Company sales	$337	$325	4		4
Franchise and license fees and income	114	101	13		13
Total revenues	$451	$426	6		6

Restaurant profit	$74	$68	8		8
Restaurant margin %	21.8%	21.0%	0.8	ppts.	0.8	ppts.

G&A expenses	$42	$47	11		11
Operating Profit	$141	$118	19		19

			% Increase (Decrease)
Unit Count	3/31/2017	3/31/2016
Franchise	5,811	5,533	5
Company-owned	837	903	(7)
	6,648	6,436	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2016	Store Portfolio Actions	Other	2017
Company sales	$325	$(11)	$23	$337
Cost of sales	(83)	3	(7)	(87)
Cost of labor	(97)	3	(6)	(100)
Occupancy and other	(77)	2	(1)	(76)
Company restaurant expense	$(257)	$8	$(14)	$(263)
Restaurant profit	$68	$(3)	$9	$74

The decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 6%, partially offset by increased cost of sales associated with value promotions and labor inflation.

Franchise and License Fees and Income

The increase in Franchise and license fees and income was driven by franchise same-store sales growth of 8%, net new unit growth and refranchising.

G&A Expenses

The decrease in G&A expenses was driven by lower legal costs and the positive impact of YUM's Strategic Transformation Initiatives as discussed in Note 5.

Operating Profit

The increase in Operating Profit was driven by same-store sales growth, net new unit growth and lower G&A expenses, partially offset by higher restaurant operating costs and refranchising.

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2017	2016	% B/(W)
Corporate and unallocated G&A expenses	$(53)	$(43)	(25)
Unallocated Franchise and license expenses	(3)	(9)	68
Refranchising gain (loss) (See Note 5)	111	—	NM
Unallocated Other income (expense)	(2)	7	NM
Other pension (income) expense (See Note 5)	28	(1)	NM
Interest expense, net	109	42	NM
Income tax benefit (provision) (See Note 8)	(67)	(82)	18
Effective tax rate (See Note 8)	19.4%	26.6%	7.2	ppts.

Corporate and Unallocated G&A Expenses

The increase in Corporate and unallocated G&A expenses was driven by incremental costs associated with YUM's Strategic Transformation Initiatives (see Note 5).

Unallocated Franchise and License Expenses

Unallocated Franchise and License expenses reflect charges related to the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Other Income (Expense)

Unallocated Other income (expense) primarily includes foreign exchange gains and losses.

Interest Expense, Net

The quarterly increase in Interest expense, net was driven by increased outstanding borrowings. Long-term debt was $8,715 million at March 31, 2017 versus $2,382 million at March 31, 2016.

Income from Discontinued Operations, Net of Tax

The following table is a summary of the operating results of the China business which have been reflected in discontinued operations. See Note 4 for additional information.

Quarter ended
2016(a)
Total revenues	$1,303
Total income from discontinued operations before income taxes(b)	192
Income tax (benefit) provision	50
Income from discontinued operations, net of tax	138

(a)
Includes historical Yum China financial results from January 1, 2016 to February 29, 2016 plus an additional month of expense associated with the license fee paid to YUM to conform to the new YUM reporting calendar.

(b)	Includes costs incurred to execute the Separation of $8 million for the quarter ended March 31, 2016. Such costs primarily related to transaction advisors, legal and other consulting fees.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Pizza Hut U.S. Transformation Agreement

On May 1, 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology and includes a permanent commitment to incremental advertising contributions by franchisees beginning in 2018. In connection with this agreement we anticipate investing approximately $90 million to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and e-commerce capabilities. We currently expect the majority of the $90 million invested will be split between 2017 and 2018. We do not anticipate allocating the charges associated with these investments to the Pizza Hut Division segment operating results, instead presenting any charges as Special Items due to the unique and long-term brand-building nature of the spending.

In addition to the investments above we have agreed to fund incremental system advertising dollars of approximately $25 million in 2017 and $12.5 million in 2018. Such amounts will be recorded in the Pizza Hut Division segment operating results.

Consolidated Cash Flows from Continuing Operations

Net cash provided by operating activities was $288 million in 2017 versus $309 million in 2016. The decrease was largely driven by an increase in interest payments, partially offset by an increase in operating profit before Special Items.

Net cash provided by investing activities was $104 million in 2017 versus cash used in investing activities of $67 million in 2016. The change was primarily driven by higher proceeds from refranchising of restaurants.

Net cash used in financing activities was $629 million in 2017 versus $378 million in 2016. The increase in cash used was primarily driven by lower net borrowings, partially offset by lower share repurchases.

Liquidity and Capital Resources

In October 2016, we announced YUM’s Strategic Transformation Initiatives to drive global expansion of the KFC, Pizza Hut and Taco Bell brands following the China Separation on October 31, 2016. As part of this transformation we intend to own less than 1,000 stores by the end of 2018 and, by 2019, reduce annual recurring capital expenditures to approximately $100 million, improve our efficiency by lowering G&A expenses to 1.7% of system sales and increase free cash flow conversion to 100%.

From 2017 through 2019, we intend to return $6.5 to $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these shareholder returns through a combination of free cash flow generation, refranchising proceeds and maintenance of our five times EBITDA leverage. We anticipate generating proceeds in excess of $2 billion, net of tax, through the refranchising of over 2,000 stores during 2017 and 2018. During the quarter ended March 31, 2017 we repurchased 7 million shares of our Common Stock for $461 million and paid cash dividends of $106 million.

We have historically generated substantial cash flows from the operations of our company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows from continuing operations have approximated $1.2 billion each of the past three years. Going forward, we anticipate that any decrease in cash flows from the operation of fewer Company-owned stores due to refranchising will be offset with savings generated from decreased capital investment and G&A expense required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain $1 billion of undrawn capacity under our existing revolving credit facility.

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

Borrowing Capacity

Securitization Notes. In May 2016, Taco Bell Funding, LLC, a newly formed special purpose subsidiary of the Company, issued an aggregate of $2.3 billion of fixed rate senior secured notes (“Class A-2 Notes”). In connection with the issuance of the Class A-2 Notes, Taco Bell Funding, LLC also issued variable rate notes (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Securitization Notes”) pursuant to a new revolving financing facility, which allows for the borrowing of up to $100 million including the issuance of letters of credit of up to $50 million. We have no outstanding borrowings related to the Variable Funding Notes and have $15 million in letters of credit outstanding as of March 31, 2017 related to the facility. The Securitization Notes contain cross-default provisions whereby the failure to pay principal on any outstanding Securitization Notes will constitute an event of default under any other Securitization Notes.

Credit Agreement. On June 16, 2016, three wholly-owned subsidiaries of the Company, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as co-borrowers (the "Borrowers") entered into a new credit agreement (the “Credit

Agreement”) providing for (i) a $500 million Term Loan A facility (the “Term Loan A Facility”), (ii) a $2 billion Term Loan B facility (the “Term Loan B Facility”) and (iii) a $1 billion revolving facility (the “Revolving Facility”), which has no outstanding borrowings and has $4 million in letters of credit outstanding as of March 31, 2017, each of which may be increased subject to certain conditions. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

On March 21, 2017, the Borrowers entered in an amendment to the Credit Agreement pursuant to which the Company repriced its existing approximately $2 billion Term Loan B Facility. The amendment reduces the interest rate applicable to the Term Loan B Facility by 75 basis points to adjusted LIBOR plus 2.00%, with a rate stepdown to LIBOR plus 1.75% in the event the Secured Leverage Ratio (as defined in the Credit Agreement) is less than 1:1. All other material provisions of the Credit Agreement remain unchanged. See Note 11.

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

The majority of our remaining long-term debt primarily comprises senior, unsecured obligations ("YUM Senior Unsecured Notes"), which rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. The YUM Senior Unsecured Notes have varying maturity dates from 2018 through 2043 and stated interest rates ranging from 3.75% to 6.88%. Amounts outstanding under YUM Senior Unsecured Notes were $2.2 billion at March 31, 2017. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice. We were in compliance with all of our debt covenant requirements at March 31, 2017.

See the Liquidity and Capital Resources section of our 2016 Form 10-K for a maturity schedule of our long term debt.

New Accounting Pronouncements Not Yet Adopted

The FASB has issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. These standards allow for either a full retrospective or modified retrospective transition method. We currently intend to adopt the new standards using the full retrospective transition method in the first quarter of 2018.

We do not believe these standards will impact the recognition of our two largest sources of revenue, sales in company-owned restaurants and sales-based continuing fees from franchisees. Additionally, we do not expect the new standards will materially impact the recognition of refranchising gains and losses as these transactions are divestitures of businesses and thus outside the scope of the standards. See Note 2 of our 2016 Form 10-K for a description of our current accounting policies related to revenue recognition.

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

Similarly, we are currently evaluating whether the benefits we receive from incentive payments we may make to our franchisees (e.g. equipment funding provided under the KFC U.S. Acceleration Agreement, see Note 5) are separate and distinct from the benefits we receive from the franchise right. If they cannot be separated from the franchise right then such incentive payments would be amortized as a reduction of revenue over the term of the franchise agreement. Currently, we recognize any payments made to franchisees within our Condensed Consolidated Statements of Income when we are obligated to make the payment.

We are also evaluating whether the standards will have an impact on transactions currently not included in our revenues such as franchisee contributions to and subsequent expenditures from advertising cooperatives that we are required to consolidate. We act as an agent in regard to these franchisee contributions and expenditures and as such we do not currently include them in our Condensed Consolidated Statements of Income or Cash Flows. See Note 2 of our 2016 Form 10-K for details. We are evaluating whether the new standards will impact the principal/agent determinations in these arrangements. If we determine we are the principal in these arrangements we would include contributions to and expenditures from these advertising cooperatives within our Consolidated Statements of Income and Cash Flows. While any such change has the potential to materially impact our gross amount of reported revenues and expenses, such impact would largely be offsetting and we would not expect there to be a significant impact on our reported Net Income. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.

In February 2016, the FASB issued a standard on the recognition and measurement of leases, which is intended to increase transparency and comparability among organizations by requiring that substantially all lease assets and liabilities be recognized on the balance sheet and by requiring the disclosure of key information about leasing arrangements. This standard is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We currently plan to adopt this standard in the first quarter of 2019 and we are evaluating the impact the adoption of this standard will have on our Financial Statements. Based on our current volume of store leases and subleases to franchisees we expect this adoption will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets; however, we believe the impact will be less material over time as we execute our strategy to be at least 98% franchised by 2019 and thus are a party to fewer leases. Further, we do not anticipate adoption will have a significant impact on our Consolidated Statements of Income or Cash Flows.

In June 2016, the FASB issued a standard that requires measurement and recognition of expected versus incurred credit losses for financial assets held.The standard is effective for the Company in our first quarter of fiscal 2020 with early adoption permitted beginning in the first quarter of fiscal 2019. We are currently evaluating the impact the adoption of this standard will have on our Financial Statements.

In October 2016, the FASB issued a standard that requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance will require a modified retrospective application with a cumulative adjustment to opening retained earnings at the beginning of our first quarter of fiscal 2018 but permits adoption at the beginning of an earlier annual period. We are currently evaluating the impact of adopting the standard on our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2017 to the disclosures made in Item 7A of the Company’s 2016 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2017.

Cautionary Note Regarding Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) any risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2016 and (iv) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2016. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
YUM! Brands, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of March 31, 2017 and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended March 31, 2017 and 2016. These condensed consolidated financial statements are the responsibility of YUM’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity (deficit), for the year then ended (not presented herein), and in our report dated February 21, 2017, we expressed an unqualified opinion on those consolidated financial statements. As more fully discussed in Note 1 to the accompanying condensed consolidated financial statements, the unaudited comparative balance sheet as of December 31, 2016, presented herein, has been derived from the December 31, 2016 balance sheet and has been restated for the effects of the change in accounting principle whereby YUM changed its fiscal year from a 52-53 week fiscal year to a fiscal year ending on December 31 of each year and eliminated any of the one-month or one-period reporting lags of its international subsidiaries. However, we have not audited the adjustments that were applied to restate the balance sheet as of December 31, 2016, and accordingly, we express no opinion thereon.

(signed) KPMG LLP

Louisville, Kentucky
May 9, 2017

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2017 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
1/1/17-1/31/17	2,085	$64.48	2,085	$1,780

2/1/17-2/28/17	1,190	$66.47	1,190	$1,701

3/1/17-3/31/17	3,574	$63.92	3,574	$1,473
Total	6,849	$64.53	6,849	$1,473

On November 17, 2016, our Board of Directors authorized share repurchases through December 2017 of up to $2.0 billion (excluding applicable transaction fees) of our outstanding Common Stock. All repurchases were made under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

Exhibit 10.1
Refinancing Amendment, dated as of March 21, 2017, to Credit Agreement dated as of June 16, 2016 among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, and L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K filed on March 23, 2017.

	Exhibit 15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	Exhibit 18.1	Preferability letter from Independent Registered Public Accounting Firm

	Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	May 9, 2017	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)