Form 10-Q
period 2017-06-30
YUM BRANDS INC
filed 2017-08-08
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2017

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

The number of shares outstanding of the Registrant’s Common Stock as of August 1, 2017 was 344,773,283 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/30/2017	6/30/2016 (As Restated)	6/30/2017	6/30/2016 (As Restated)
Company sales	$909	$1,006	$1,811	$1,959
Franchise and license fees and income	539	503	1,054	993
Total revenues	1,448	1,509	2,865	2,952
Costs and Expenses, Net
Company restaurant expenses
Food and paper	280	307	556	594
Payroll and employee benefits	239	263	483	520
Occupancy and other operating expenses	229	269	467	530
Company restaurant expenses	748	839	1,506	1,644
General and administrative expenses	247	254	484	497
Franchise and license expenses	54	54	100	105
Closures and impairment (income) expenses	1	7	2	9
Refranchising (gain) loss	(19)	(54)	(130)	(54)
Other (income) expense	(2)	(6)	—	(13)
Total costs and expenses, net	1,029	1,094	1,962	2,188
Operating Profit	419	415	903	764
Other pension (income) expense	4	—	32	(1)
Interest expense, net	104	51	213	93
Income from continuing operations before income taxes	311	364	658	672
Income tax provision	105	98	172	180
Income from continuing operations	206	266	486	492
Income from discontinued operations, net of tax	—	70	—	208
Net Income	$206	$336	$486	$700

Basic Earnings per Common Share from continuing operations	$0.59	$0.65	$1.37	$1.20
Basic Earnings per Common Share from discontinued operations	N/A	$0.17	N/A	$0.51
Basic Earnings Per Common Share	$0.59	$0.82	$1.37	$1.71

Diluted Earnings per Common Share from continuing operations	$0.58	$0.64	$1.34	$1.18
Diluted Earnings per Common Share from discontinued operations	N/A	$0.17	N/A	$0.50
Diluted Earnings Per Common Share	$0.58	$0.81	$1.34	$1.68

Dividends Declared Per Common Share	$0.30	$0.46	$0.60	$0.92

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/30/2017	6/30/2016 (As Restated)	6/30/2017	6/30/2016 (As Restated)

Net Income - YUM! Brands, Inc.	$206	$336	$486	$700
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	7	(18)	57	(24)
Reclassification of adjustments and (gains) losses into Net Income	(5)	—	(5)	—
	2	(18)	52	(24)
Tax (expense) benefit	(3)	—	(4)	4
	(1)	(18)	48	(20)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	(18)	2	(13)	1
Reclassification of (gains) losses into Net Income	6	2	36	5
	(12)	4	23	6
Tax (expense) benefit	4	(1)	(8)	(2)
	(8)	3	15	4
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(37)	9	(40)	(6)
Reclassification of (gains) losses into Net Income	30	(15)	37	6
	(7)	(6)	(3)	—
Tax (expense) benefit	3	(1)	2	—
	(4)	(7)	(1)	—

Other comprehensive income (loss), net of tax	(13)	(22)	62	(16)
Comprehensive Income	$193	$314	$548	$684

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/30/2017	6/30/2016 (As Restated)
Cash Flows – Operating Activities from Continuing Operations
Net Income	$486	$700
Income from discontinued operations, net of tax	—	(208)
Depreciation and amortization	135	147
Closures and impairment (income) expenses	2	9
Refranchising (gain) loss	(130)	(54)
Contributions to defined benefit pension plans	(12)	(6)
Deferred income taxes	10	(19)
Share-based compensation expense	25	22
Changes in accounts and notes receivable	30	34
Changes in inventories	4	4
Changes in prepaid expenses and other current assets	(1)	15
Changes in accounts payable and other current liabilities	(137)	(66)
Changes in income taxes payable	(83)	12
Other, net	110	(3)
Net Cash Provided by Operating Activities from Continuing Operations	439	587

Cash Flows – Investing Activities from Continuing Operations
Capital spending	(150)	(186)
Proceeds from refranchising of restaurants	321	84
Other, net	2	12
Net Cash Provided by (Used in) Investing Activities from Continuing Operations	173	(90)

Cash Flows – Financing Activities from Continuing Operations
Proceeds from long-term debt	1,088	6,900
Repayments of long-term debt	(360)	(304)
Revolving credit facilities, three months or less, net	—	(685)
Short-term borrowings by original maturity
More than three months - proceeds	—	1,400
More than three months - payments	—	(2,000)
Three months or less, net	—	—
Repurchase shares of Common Stock	(856)	(2,067)
Dividends paid on Common Stock	(211)	(379)
Debt issuance costs	(32)	(86)
Net transfers from discontinued operations	—	70
Other, net	(39)	(29)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	(410)	2,820
Effect of Exchange Rates on Cash and Cash Equivalents	23	(1)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Continuing Operations	225	3,316
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	831	351
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$1,056	$3,667

Cash Provided by Operating Activities from Discontinued Operations	$—	$376
Cash Used in Investing Activities from Discontinued Operations	—	(214)
Cash Used in Financing Activities from Discontinued Operations	—	(71)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	6/30/2017	12/31/2016 (As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$970	$725
Accounts and notes receivable, net	356	370
Inventories	31	37
Prepaid expenses and other current assets	267	236
Advertising cooperative assets, restricted	161	137
Total Current Assets	1,785	1,505

Property, plant and equipment, net	2,021	2,113
Goodwill	540	536
Intangible assets, net	147	151
Other assets	340	376
Deferred income taxes	763	772
Total Assets	$5,596	$5,453

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$929	$1,067
Income taxes payable	13	32
Short-term borrowings	375	66
Advertising cooperative liabilities	161	137
Total Current Liabilities	1,478	1,302

Long-term debt	9,474	9,059
Other liabilities and deferred credits	746	704
Total Liabilities	11,698	11,065

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 345 and 355 shares issued in 2017 and 2016, respectively	—	—
Accumulated deficit	(5,710)	(5,158)
Accumulated other comprehensive loss	(392)	(454)
Total Shareholders’ Deficit	(6,102)	(5,612)
Total Liabilities and Shareholders’ Deficit	$5,596	$5,453

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

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has nearly 44,000 units, of which 59% are located outside the U.S., in 137 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Financial Statements are made using the first person notations of “we,” “us” or “our.”

As of June 30, 2017, YUM consisted of three operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

On October 31, 2016 (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations and cash flows of the separated business are presented as discontinued operations in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for periods presented prior to the Separation. See additional information related to the impact of the Separation in Note 4.

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

Concurrent with the change in the Company's fiscal year, we also eliminated the one month or one period reporting lags of our international subsidiaries. As a result of removing these reporting lags, each international subsidiary operates either on a monthly calendar consistent with the Company’s new calendar or on a periodic calendar consistent with our U.S. subsidiaries. We believe this change in our international subsidiary reporting calendars and the resulting elimination of reporting lags is preferable because a more current reporting calendar allows the Financial Statements to more consistently and more timely reflect the impact of current events, economic conditions and global trends.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2016 Form 10-K, our financial position as of June 30, 2017, our cash flows for the years to date ended June 30, 2017 and 2016, and the results of our operations and comprehensive income for the quarters and years to date ended June 30, 2017 and 2016. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

The impact of adoption included the recognition of excess tax benefits within our income tax provision for share-based payments made of $15 million and $64 million during the quarter and year to date ended June 30, 2017, respectively. Additionally, the standard requires these excess tax benefits be reported as operating activities in the Condensed Consolidated Statements of Cash Flows as opposed to within financing activities as they have been historically reported. We elected retrospective presentation of excess tax benefits as operating cash flows for prior years. As a result, $27 million of excess tax benefits previously presented as a financing activity have been reclassified to operating activities for the year to date ended June 30, 2016, in our Condensed Consolidated Statements of Cash Flows. No other provisions of this standard had a material impact on the Company's Financial Statements or disclosures.

In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (collectively, "Benefit Costs"). The standard does not change the requirement that an employer report the service cost component of these Benefit Costs in the same line item or items as other compensation costs arising from services rendered by employees during the period. However, the standard requires that the non-service components of these Benefit Costs be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. We early adopted the standard beginning with the quarter ended March 31, 2017, on a retrospective basis. As a result, we have reclassified amounts related to non-service components of Benefit Costs from their prior Financial Statement captions (Payroll and employee benefits and General and administrative "G&A" expenses) into a new Financial Statement caption titled Other pension (income) expense in our Condensed Consolidated Statements of Income. The adoption of this standard does not impact Net Income.

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended June 30, 2017. These reclassifications had no effect on previously reported Net Income.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2017	2016	2017	2016
Income from continuing operations	$206	$266	$486	$492
Income from discontinued operations	—	70	—	208
Net Income	$206	$336	$486	$700

Weighted-average common shares outstanding (for basic calculation)	350	408	354	411
Effect of dilutive share-based employee compensation	8	7	7	7
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	358	415	361	418

Basic EPS from continuing operations	$0.59	$0.65	$1.37	$1.20
Basic EPS from discontinued operations	N/A	0.17	N/A	0.51
Basic EPS	$0.59	$0.82	$1.37	$1.71

Diluted EPS from continuing operations	$0.58	$0.64	$1.34	$1.18
Diluted EPS from discontinued operations	N/A	0.17	N/A	0.50
Diluted EPS	$0.58	$0.81	$1.34	$1.68
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.7	6.0	2.3	6.9

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 30, 2017 and 2016 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2017		2016		2017		2016		2017
December 2015	—		13,369		$—		$933		$—
March 2016	—		2,823		—		228		—
May 2016	—		12,352		—		1,020		—
November 2016	12,462		—		826		—		1,089
Total	12,462	(a)	28,544	(b)	$826	(a)	$2,181	(b)	$1,089

(a)
Includes the effect of $15 million in share repurchases (0.2 million shares) with trade dates on, or prior to, June 30, 2017, but cash settlement dates subsequent to June 30, 2017, and excludes the effect of $45 million in share repurchases (0.7 million shares) with trade dates on, or prior to, December 31, 2016, but cash settlement dates subsequent to December 31, 2016.

(b)	Includes the effect of $115 million in share repurchases (1.4 million shares) with trade dates on, or prior to, June 30, 2016, but cash settlement dates subsequent to June 30, 2016.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2016, net of tax	$(332)	$(127)	$5	$(454)

Gains (losses) arising during the period classified into accumulated OCI, net of tax	53	(8)	(37)	8

(Gains) losses reclassified from accumulated OCI, net of tax	(5)	23	36	54

OCI, net of tax	48	15	(1)	62

Balance at June 30, 2017, net of tax	$(284)	$(112)	$4	$(392)

Note 4 - Discontinued Operations

As discussed in Note 1, on October 31, 2016, the Company completed the separation of our China business.

As a result of the Separation, all royalty revenues earned by us under the Master License Agreement with Yum China that were previously eliminated in consolidation are now reflected as Franchise and license fees and income in our Condensed Consolidated Statements of Income. For the quarter and year to date ended June 30, 2016, the combined KFC and Pizza Hut Divisions' Franchise and license fees and income, as a result of the Separation, increased by $60 million and $125 million, respectively. The value added tax associated with this royalty revenue increased Franchise and license expenses for the combined KFC and Pizza Hut Divisions by $4 million and $8 million for the quarter and year to date ended June 30, 2016, respectively. The net increases in the KFC and Pizza Hut Divisions' Operating Profit were offset with a corresponding reduction in Income from discontinued operations such that there was no impact from the Separation on total Net income.

The financial results of Yum China presented in discontinued operations reflect the results of the former China Division, which was an operating segment of the Company until the Separation, adjusted for the transactions discussed above and the inclusion of certain G&A expenses, non-cash impairment charges, refranchising gains, interest and taxes that were previously not allocated to but were related to the former China Division's historical results of operations. The following table presents the financial results of the Company’s discontinued operations:

	Quarter ended	Year to date
	2016(a)	2016(b)
Company sales	$1,558	$2,836
Franchise and license fees and income	30	55
Company restaurant expenses	(1,363)	(2,408)
G&A expenses	(112)	(186)
Franchise and license expenses	(13)	(25)
Closure and impairment expenses	(31)	(31)
Refranchising gain	2	5
Other income	10	26
Interest income, net	2	3
Income from discontinued operations before income taxes(c)	83	275
Income tax provision	(17)	(67)
Income from discontinued operations - including noncontrolling interests	66	208
(Income) loss from discontinued operations - noncontrolling interests	4	—
Income from discontinued operations - YUM! Brands, Inc.	$70	$208

(a)	Includes historical Yum China financial results from March 1, 2016 to May 31, 2016.

(b)
Includes historical Yum China financial results from January 1, 2016 to May 31, 2016, plus an additional month of expense associated with the license fee paid to YUM to conform to the new YUM reporting calendar.

(c)
Includes costs incurred to execute the Separation of $10 million and $18 million for the quarter and year to date ended June 30, 2016. Such costs primarily related to transaction advisors, legal and other consulting fees.

Cash inflows from Yum China to the Company during the quarter and year to date ended June 30, 2017, related to the Master License Agreement were $49 million and $104 million, respectively, net of taxes paid, and primarily related to royalty revenues.

Note 5 - Items Affecting Comparability of Net Income and Cash Flows

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. Given the size and volatility of refranchising initiatives, our chief operating decision maker ("CODM") does not consider the impact of Refranchising (gain) loss when assessing segment performance. As such, we do not allocate such gains and losses to our segments for performance reporting purposes.

During the quarter ended June 30, 2017, we refranchised 244 restaurants. We received $136 million in proceeds and recorded $19 million of net pre-tax refranchising gains related to these transactions. During the year to date ended June 30, 2017, we refranchised 365 restaurants. We received $321 million in proceeds and recorded $130 million of net pre-tax refranchising gains related to these transactions.

	Quarter ended		Year to date
	2017	2016	2017	2016
KFC Division	$41	$—	42	1
Pizza Hut Division	11	(54)	13	(54)
Taco Bell Division	(71)	—	(185)	(1)
Worldwide	$(19)	$(54)	$(130)	$(54)

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we anticipate investing approximately $120 million from 2015 through 2018 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We recorded pre-tax charges of $5 million and $8 million for the quarters ended June 30, 2017 and 2016, respectively, for these investments. We recorded pre-tax charges of $8 million and $17 million for the years to date ended June 30, 2017 and 2016, respectively. These amounts were recorded primarily as Franchise and license expenses. We recorded total pre-tax charges of $98 million during the two year period ended December 31, 2016, and we currently expect a total pre-tax charge of approximately $20 million in 2017 for these investments. Due to their size and unique and long-term brand building nature, our CODM does not consider the impact of these investments when assessing segment performance. As such, these charges are not being allocated to the KFC Division segment operating results.

In addition to the investments above we agreed to fund $60 million of incremental system advertising from 2015 through 2018. During both of the quarters ended June 30, 2017 and 2016, we incurred $5 million in incremental system advertising expense. During both the years to date ended June 30, 2017 and 2016, we incurred $9 million in incremental system advertising expense. We funded approximately $30 million of such advertising during the two year period ended December 31, 2016. We currently expect to fund approximately $20 million of such advertising in 2017 and $10 million in 2018. All of these advertising amounts were recorded primarily in Franchise and license expenses and are included in the KFC Division segment operating results.

YUM's Strategic Transformation Initiatives

In October 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the then anticipated separation of our China business on October 31, 2016. Major features of the Company’s growth and transformation strategy involve being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. During both the quarters ended June 30, 2017 and 2016, we recognized pre-tax charges of $4 million related to these initiatives. During the years to date ended June 30, 2017 and 2016, we recognized pre-tax charges of $11 million and $4 million, respectively. These costs primarily related to severance and relocation costs that were recorded within G&A expense. Due to the scope of the initiatives as well as their significance, our CODM does not consider the impact of these initiatives when assessing segment performance. As such, costs associated with the initiatives are not being allocated to any segment for performance reporting purposes.

Pizza Hut U.S. Transformation Agreement

On May 1, 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology and includes a permanent commitment to incremental advertising and digital and technology contributions by franchisees. In connection with this agreement, we anticipate investing approximately $90 million to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and e-commerce capabilities. We currently expect the majority of this investment will be split between 2017 and 2018. During the quarter ended June 30, 2017, we recorded pre-tax charges of $12 million primarily related to digital and e-commerce initiatives that were recorded as Franchise and license expenses. Due to their unique and long-term brand-building nature, our CODM does not consider the impact of these investments when assessing segment performance. As such, these amounts are not being allocated to the Pizza Hut Division segment operating results.

In addition to the investments above, we have agreed to fund incremental system advertising dollars of approximately $25 million in the second half of 2017 and $12.5 million in 2018. No expense related to these incremental advertising amounts has yet to be recorded as of June 30, 2017. Such expense will be included in Pizza Hut's segment operating results as they are incurred.

Modifications of Share-based Compensation Awards

In connection with the Separation, we modified certain share-based compensation awards held as part of our Executive Income Deferral ("EID") Plan in phantom shares of YUM Common Stock to provide one phantom Yum China share-based award for each outstanding phantom YUM share-based award. These Yum China awards may now be settled in cash, as opposed to stock, which requires recognition of the fair value of these awards each quarter within G&A in our Condensed Consolidated Income Statement. During the quarter and year to date ended June 30, 2017, we recorded pre-tax charges related to these awards of $16 million and $18 million, respectively, due to appreciation in the market price of Yum China's stock. Given these charges were a direct result of the Separation, our CODM does not consider their impact when assessing segment performance. As such, these costs are not being allocated to any of our segment operating results.

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

	Quarter ended June 30, 2016
	As Previously Reported	Adjustments	After Change in Reporting Calendar
Total Revenues	$1,477	$32	$1,509
Operating profit	408	7	415
Net Income from continuing operations	265	1	266
Income from discontinued operations, net of tax	74	(4)	70
Net Income	$339	$(3)	$336

Diluted EPS from continuing operations	$0.64	$—	$0.64
Diluted EPS from discontinued operations	0.17	—	0.17
Diluted EPS	$0.81	$—	$0.81

	Year to date ended June 30, 2016
	As Previously Reported	Adjustments	After Change in Reporting Calendar
Total Revenues	$2,841	$111	$2,952
Operating profit	764	1	765	(a)
Net Income from continuing operations	505	(13)	492
Income from discontinued operations, net of tax	225	(17)	208
Net Income	$730	$(30)	$700

Diluted EPS from continuing operations	$1.20	$(0.02)	$1.18
Diluted EPS from discontinued operations	0.54	(0.04)	0.50
Diluted EPS	$1.74	$(0.06)	$1.68

(a)
Amount does not reconcile to our Condensed Consolidated Statements of Income for the year to date ended June 30, 2016 due to the impact of retrospectively adopting a new accounting standard on Benefit Costs of $1 million. See Note 1.

The impact on Total Assets within the Condensed Consolidated Balance Sheet as of December 31, 2016, versus amounts previously reported, was a decrease of $25 million.

The impact on our June 30, 2016 Condensed Consolidated Statement of Cash Flows was a decrease in cash provided by operating activities of $26 million, an increase in cash used in investing activities of $16 million and an increase in cash provided by financing activities of $3,299 million versus amounts previously reported. The increase in cash used in financing activities is due to timing of proceeds from Long-term debt issuances.

Non-cash Pension Adjustment

During the first quarter of 2017, as a result of the completion of a pension data review and reconciliation, we recorded a non-cash, out-of-year charge of $22 million to Other pension (income) expense to adjust our historical U.S. pension liability related to our deferred vested participants. Our CODM does not consider the impact of this charge when assessing segment performance given the number of years over which it accumulated. As such, this cost is not being allocated to any of our segment operating results.

Note 6 - Other (Income) Expense

Other (income) expense primarily includes net foreign exchange (gains) losses.

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

	6/30/2017	12/31/2016
Accounts and notes receivable, gross	$375	$384
Allowance for doubtful accounts	(19)	(14)
Accounts and notes receivable, net	$356	$370

Property, Plant and Equipment, net

	6/30/2017	12/31/2016
Property, plant and equipment, gross	$4,011	$4,108
Accumulated depreciation and amortization	(1,990)	(1,995)
Property, plant and equipment, net	$2,021	$2,113

Assets held for sale at June 30, 2017 and December 31, 2016, total $21 million and $57 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and cash equivalents for Condensed Consolidated Statements of Cash Flows

	6/30/2017	12/31/2016
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$970	$725
Restricted cash included in Prepaid expenses and other current assets(a)	53	55
Restricted cash included in Other assets(b)	33	51
Cash, Cash Equivalents and Restricted Cash as presented in Condensed Consolidated Statements of Cash Flows	$1,056	$831

(a)	Restricted cash within Prepaid expenses and other current assets primarily relates to the Taco Bell Securitization interest reserves.

(b)
Primarily cash balances required to meet statutory minimum net worth requirements for legal entities which enter into U.S. franchise agreements and trust accounts related to our self-insurance program.

Note 8 - Income Taxes

	Quarter ended		Year to date
	2017	2016	2017	2016
Income tax provision	$105	$98	$172	$180
Effective tax rate	33.8%	27.0%	26.2%	26.8%

Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. rate.

Our second quarter effective tax rate was higher than the prior year primarily due to the unfavorable impacts associated with our 2017 planned refranchising gains, substantially all of which will be taxed at the U.S. rate, and the pre-tax charges recorded in the current quarter associated with refranchising certain international markets for which we are not able to record a tax benefit. The second quarter tax rate was also higher than the prior year due to lapping the benefit associated with a prior year income tax return amendment, partially offset by the inclusion in the current year of $15 million of excess benefits on share based compensation related to the adoption of a new accounting standard in the quarter ended March 31, 2017. See Note 1.

Our year to date effective tax rate was lower than prior year primarily due to the inclusion of $64 million of excess tax benefits on share-based compensation related to the adoption of a new accounting standard in the quarter ended March 31, 2017. See Note 1. These excess benefits were largely associated with the deferred compensation payouts to recently retired employees. This benefit was partially offset by the unfavorable impacts associated with our 2017 planned refranchising gains, substantially all of which will be taxed at the U.S. rate, the pre-tax charges recorded in the quarter ended June 30, 2017 associated with refranchising certain international markets for which we are not able to record a tax benefit and the repatriation of foreign earnings.

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2017	2016	2017	2016
KFC Division	$770	$779	$1,502	$1,515
Pizza Hut Division	222	267	456	548
Taco Bell Division	456	464	907	890
Unallocated	—	(1)	—	(1)
	$1,448	$1,509	$2,865	$2,952

	Quarter ended		Year to date
Operating Profit	2017	2016	2017	2016
KFC Division	$243	$203	$450	$388
Pizza Hut Division	85	81	168	172
Taco Bell Division	152	139	293	257
Unallocated Franchise and license fees and income(a)	—	(1)	—	(1)
Unallocated Franchise and license expenses(a)	(13)	(7)	(16)	(16)
Unallocated and Corporate expenses(b)	(69)	(59)	(122)	(102)
Unallocated Refranchising gain (loss) (See Note 5)	19	54	130	54
Unallocated Other income (expense)	2	5	—	12
Operating Profit	$419	$415	$903	$764
Other pension income (expense) (See Note 10)	(4)	—	(32)	1
Interest expense, net	(104)	(51)	(213)	(93)
Income from continuing operations before income taxes	$311	$364	$658	$672

(a)	Costs associated with the KFC U.S. Acceleration Agreement and, in the quarter ended June 30, 2017, the Pizza Hut U.S. Transformation Agreement . See Note 5.

(b)
Primarily Corporate and Unallocated G&A expenses for the quarters and years to date ended June 30, 2017 and June 30, 2016. Amounts also include non-cash charges associated with share-based compensation of $16 million and $18 million for the quarter and year to date ended June 30, 2017, respectively, and charges associated with YUM's Strategic Transformation Initiatives of $4 million and $11 million for the quarter and year to date ended June 30, 2017, respectively. The quarter and year to date ended June 30, 2016 both include $4 million associated with YUM's Strategic Transformation Initiatives. See Note 5.

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended		Year to date
	2017	2016	2017	2016
Service cost	$3	$4	$6	$8
Interest cost	10	12	20	25
Expected return on plan assets	(11)	(15)	(23)	(30)
Amortization of net loss	1	2	3	3
Amortization of prior service cost	1	1	2	2
Net periodic benefit cost	$4	$4	$8	$8

Additional loss recognized due to settlements(a)	$3	$—	$8	$—
Pension data adjustment(b)	$—	$—	$22	$—

(a)
Losses are a result of settlement transactions in each of our U.S. plans which exceeded the sum of annual service and interest costs for each plan. These losses were recorded in Other pension (income) expense.

(b)
Reflects a non-cash, out-of-year charge related to the adjustment of certain historical deferred vested liability balances in the Plan during the first quarter of 2017. This charge was recorded in Other pension (income) expense. See Note 5.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/30/2017	12/31/2016
Current maturities of long-term debt	$376	$66
Other	9	8
	$385	$74
Less current portion of debt issuance costs and discounts	(10)	(8)
Short-term borrowings	$375	$66

Long-term Debt
Securitization Notes	$2,282	$2,294
Subsidiary Senior Unsecured Notes	2,850	2,100
Term Loan A Facility	500	500
Term Loan B Facility	1,985	1,990
YUM Senior Unsecured Notes	2,200	2,200
Capital lease obligations	128	120
	$9,945	$9,204
Less debt issuance costs and discounts	(95)	(79)
Less current maturities of long-term debt	(376)	(66)
Long-term debt	$9,474	$9,059

On March 21, 2017, KFC Holding Co., Pizza Hut Holdings, LLC, a limited liability company, and Taco Bell of America, LLC, a limited liability company, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the “Borrowers”) completed the repricing of the then existing $1,990 million under the Term Loan B Facility pursuant to an amendment to the Credit Agreement (as defined in our 2016 Form 10-K). The amendment reduces the interest rate applicable to the Term Loan B Facility by 75 basis points to LIBOR plus 2.00%, with an additional rate stepdown to LIBOR plus 1.75% in the event the secured net leverage ratio (as defined in the Credit Agreement) is less than 1 to 1. As a result of repricing the Term Loan B Facility, $192 million in principal was assigned to new lenders or existing lenders electing to increase their holdings in the loan. The maturity date and all other material provisions under the Credit Agreement remained unchanged as a result of this amendment.

On June 7, 2017, the Borrowers completed the repricing of the existing $500 million under the Term Loan A Facility and $1 billion under the Revolving Facility pursuant to an amendment to the Credit Agreement. The amendment reduces the interest rate applicable to the Term Loan A Facility and for borrowings under the Revolving Facility by 75 basis points. Subsequent to the repricing the interest rate ranges from 1.25% to 1.75% plus LIBOR or from 0.25% to 0.75% plus the Base Rate, at the Borrower’s election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement). As a result of repricing the Term Loan A Facility, $146 million in principal was assigned to new lenders or existing lenders electing to increase their holdings in the loan. There was no change in lender participation in the Revolving Facility. The maturity date for the Term Loan A Facility and the Revolving Facility has been extended to June 7, 2022. Amortization payments on the Term Loan A Facility will begin one full fiscal quarter after the first anniversary of the amendment effective date, which delays the original amortization schedule by approximately one year. All other material provisions under the Credit Agreement remain unchanged.

As a result of these repricing transactions, $23 million of fees were capitalized as debt issuance costs primarily within Long-term debt on our Condensed Consolidated Balance Sheet as of June 30, 2017. During the year to date ended June 30, 2017, $8 million of fees and unamortized debt issuance costs were recognized within Interest expense, net due to these repricings.

On June 15, 2017, the Borrowers issued $750 million aggregate principal amount of 4.75% Senior Notes due June 1, 2027 (the “2027 Notes”). Interest on the 2027 Notes is payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2017. The 2027 Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors and (iii) by each of the Borrower’s and the Specified Guarantors’ domestic subsidiaries that guarantee the Borrower’s obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Notes contains covenants and events of default that are customary for debt securities of this type. During the quarter ended June 30, 2017 the Company paid debt issuance costs of $9 million in connection with the issuance of the 2027 Notes. These issuance costs are primarily recorded as a reduction in Long-term debt on our Condensed Consolidated Balance Sheet.

Details of our short-term borrowings and long-term debt as of December 31, 2016 can be found within our 2016 Form 10-K. Cash paid for interest during the years to date ended June 30, 2017 and 2016 was $207 million and $80 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. At June 30, 2017 and December 31, 2016, our interest rate swaps outstanding had notional amounts of $1.55 billion. These interest rate swaps will expire in July 2021 and are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of June 30, 2017.

The effective portion of gains or losses on the interest rate swaps is reported as a component of Accumulated OCI ("AOCI") and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Gains or losses on the swaps representing hedge ineffectiveness are recognized in current earnings. Through June 30, 2017, the swaps were highly effective cash flow hedges and no ineffectiveness has been recorded.

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

The effective portion of gains or losses on the foreign currency contracts is reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Gains or losses on the foreign currency contracts representing hedge ineffectiveness are recognized in current earnings. Through June 30, 2017, all foreign currency contracts were highly effective cash flow hedges and no ineffectiveness has been recorded.

As of June 30, 2017, and December 31, 2016, foreign currency forward and swap contracts outstanding had total notional amounts of $452 million and $437 million, respectively. As of June 30, 2017 we have foreign currency forward and swap contracts with durations expiring as early as 2017 and as late as 2020.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2017, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. All counterparties have performed in accordance with their contractual obligations as of June 30, 2017.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2017	2016	2017	2016	2017	2016	2017	2016

Interest rate swaps	$(7)	$—	$—	$—	$(8)	$—	$2	$—

Foreign currency contracts	(30)	9	30	(15)	(32)	(6)	35	6

Income tax benefit/(expense)	3	(1)	—	—	3	—	(1)	—

As of June 30, 2017, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $5 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of June 30, 2017, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short -term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	6/30/2017		12/31/2016
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,282	$2,389	$2,294	$2,315
Subsidiary Senior Unsecured Notes(b)	2,850	2,995	2,100	2,175
Term Loan A Facility(b)	500	498	500	501
Term Loan B Facility(b)	1,985	1,998	1,990	2,016
YUM Senior Unsecured Notes(b)	2,200	2,284	2,200	2,216

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

Recurring Fair Value Measurements

The Company has interest rate swaps and foreign currency contracts accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 12 for discussion regarding derivative instruments). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the quarter and year to date ended June 30, 2017.

		Fair Value
	Level	6/30/2017	12/31/2016	Condensed Consolidated Balance Sheet
Interest Rate Swaps - Liability	2	$—	$3	Accounts payable and other current liabilities
Interest Rate Swaps - Asset	2	3	—	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	2	35	47	Other assets
Foreign Currency Contracts - Liability	2	18	—	Other liabilities and deferred credits
Foreign Currency Contracts - Asset	2	2	6	Prepaid expenses and other current assets
Foreign Currency Contracts - Asset	2	—	10	Other assets
Other Investments	1	26	24	Other assets

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs. The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a stock index fund or bond index fund. The other investments' fair value is determined based on the closing market prices of the respective mutual funds as of June 30, 2017 and December 31, 2016.

Note 14 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 30, 2017, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $550 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 30, 2017, was approximately $470 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of June 30, 2017, was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at June 30, 2017, our guarantee exposure under this program is approximately $4 million based on total loans outstanding of $18 million.

In addition to the guarantees described above, we have provided guarantees of up to approximately $43 million on behalf of franchisees for several financing programs related to specific initiatives.  At June 30, 2017, our guarantee exposure under these financing programs is approximately $8 million based on total loans outstanding under these financing programs of $11 million.

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

These matters were consolidated, and the consolidated case was styled In Re Taco Bell Wage and Hour Actions. The In Re Taco Bell Wage and Hour Actions plaintiffs filed a consolidated complaint in June 2009, and in March 2010 the court approved the parties’ stipulation to dismiss the Company from the action, leaving Taco Bell as the sole defendant. Plaintiffs filed their motion for class certification on the vacation and final pay claims in December 2010, and on September 26, 2011, the court issued its order denying the certification of the vacation and final pay claims. Plaintiffs then sought to certify four separate meal and rest break classes. On January 2, 2013, the court rejected three of the proposed classes but granted certification with respect to the late meal break class. The parties thereafter agreed on a list of putative class members, and the class notice and opt out forms were mailed on January 21, 2014.

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

Beginning on February 22, 2016, the late meal period class claim, the limited rest break class claim, the underpaid meal premium class claim, and the associated statutory “waiting time” penalty claim were tried to a jury. On March 9, 2016, the jury returned verdicts in favor of Taco Bell on the late meal period claim, the limited rest break claim, and the statutory “waiting time” penalty claim. The jury found for the plaintiffs on the underpaid meal premium class claim, awarding approximately $0.5 million. A bench trial was subsequently conducted with respect to the PAGA claims and plaintiffs’ Business & Professions Code §17200 claim. On April 8, 2016, the court returned a verdict in favor of Taco Bell on the PAGA claims and the §17200 claim. In a separate ruling issued the same day, the court also ruled that plaintiffs were entitled to prejudgment interest on the underpaid meal premium class claim, awarding approximately $0.3 million. Taco Bell denied liability as to the underpaid meal premium class claim and filed a post-trial motion to overturn the verdict. Plaintiffs also filed various post-trial motions.

On July 15, 2016, the court denied Taco Bell’s motion to overturn the verdict. The court denied Plaintiffs’ motions: (1) for a new trial, (2) for judgment as a matter of law to overturn the verdicts in favor of Taco Bell, (3) challenging the jury instructions and special verdict forms, and (4) to overturn the court’s rejection of the §17200 claims for meal and rest break violations. The court also denied Plaintiffs’ motions for additional costs and for enhanced awards to two of the named Plaintiffs. The court granted Plaintiffs’ motion for judgment on the §17200 claim regarding the underpaid meal premium claim, but rejected awarding any additional damages, finding that the jury verdict sufficiently compensated the class. The court granted Plaintiffs’ motion for attorneys’ fees, but awarded only approximately $1.1 million of the $7.3 million requested. The court also granted Plaintiffs’ bill of costs, but only awarded approximately $0.1 million of Plaintiffs’ $0.2 million. Thereafter, both Plaintiffs and Taco Bell timely filed notices of appeal.

Subsequently, the parties agreed to dismiss the appeals and settle the matter. The settlement agreement has been executed and approved by the court, all appeals have been dismissed and all payments required by the settlement have been made.

The proposed settlement amount was previously accrued in our Condensed Consolidated Financial Statements, and the associated cash payments were not material.

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

Introduction and Overview

Yum! Brands, Inc. (“YUM” or the “Company”) operates or franchises a worldwide system of nearly 44,000 restaurants in 137 countries and territories, primarily through the concepts of KFC, Pizza Hut and Taco Bell. These three concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively. Of the nearly 44,000 restaurants, 6% are operated by the Company and its subsidiaries and 94% are operated by franchisees.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”). References to YUM throughout this discussion are made in first person notations of “we,” “us” or “our.”

YUM currently consists of three reporting segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

On October 31, 2016 (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations and cash flows of the separated business are presented as discontinued operations in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for periods prior to the Separation. See additional information related to the impact of the Separation in Note 4.

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

•
More Focused. Four growth drivers will form the basis of YUM’s strategic plans and repeatable business model to accelerate same-store sales growth and net-new restaurant development at KFC, Pizza Hut and Taco Bell around the world over the long term. The Company will focus on becoming best-in-class in:

•	Building Distinctive, Relevant Brands

•	Developing Unmatched Franchise Operating Capability

•	Driving Bold Restaurant Development

•	Growing Unrivaled Culture and Talent

•	More Franchised. YUM intends to increase franchise restaurant ownership to at least 98% by the end of 2018.

•	More Efficient. The Company intends to revamp its financial profile, improving the efficiency of its organization and cost structure globally, by:

•	Reducing annual capital expenditures to approximately $100 million in 2019;

•	Reducing 2015 General and administrative ("G&A") expenses by a cumulative ~$300 million by 2019; and

•	Maintaining an optimized capital structure of ~5.0x Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) leverage.

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

Beginning in 2017, we have changed our fiscal year from a year ending on the last Saturday of December to a year beginning on January 1 and ending on December 31 of each year. Concurrently, we have removed the reporting lags from the fiscal calendars of our international subsidiaries. See Notes 1 and 5.

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

•
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") , the Company has provided non-GAAP measurements which present Diluted Earnings Per Share from Continuing Operations excluding Special Items, our Effective Tax Rate excluding Special Items and Core Operating Profit. Core Operating Profit excludes Special Items and FX and we use Core Operating Profit for the purposes of evaluating performance internally. Special Items are not included in any of our Division segment results, and we believe the elimination of the FX impact from Core Operating Profit provides better year-to-year comparability without the distortion of foreign currency fluctuations. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of Diluted Earnings Per Share from Continuing Operations excluding Special Items, our Effective Tax Rate excluding Special Items and Core Operating Profit, provide additional information to investors to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

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

For the quarter ended June 30, 2017, GAAP diluted EPS from continuing operations decreased 10% to $0.58 per share, and diluted EPS from continuing operations, excluding Special Items, increased 21% to $0.68 per share.

For the year to date ended June 30, 2017, GAAP diluted EPS from continuing operations increased 14% to $1.34 per share, and diluted EPS from continuing operations, excluding Special Items, increased 19% to $1.33 per share.

Quarterly Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+7	+3	+4	+19	+21
Pizza Hut Division	+2	(1)	+2	+4	+7
Taco Bell Division	+7	+4	+3	+10	+10
Worldwide	+6	+2	+3	+1	+19

Year to date Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+3	+4	+16	+18
Pizza Hut Division	+1	(2)	+2	(3)	Even
Taco Bell Division	+10	+6	+3	+14	+14
Worldwide	+5	+2	+3	+18	+14

Additionally:

•	During the quarter, we opened 174 net new units and, year to date, we opened 315 net new units for 3% net new unit growth.

•
During the quarter, we refranchised 244 restaurants, including 40 KFC, 163 Pizza Hut and 41 Taco Bell units, for proceeds of $136 million. We recorded refranchising gains of $19 million in Special Items. During the year to date, we refranchised 365 restaurants, including 71 KFC, 199 Pizza Hut and 95 Taco Bell units, for proceeds of $321 million. We recorded refranchising gains of $130 million in Special Items.

•
During the quarter, we repurchased 5.6 million shares totaling $384 million at an average price of $68. During the year to date we repurchased 12.4 million shares totaling $826 million at an average share price of $66. As of quarter end, there was approximately $1.1 billion remaining in share repurchase authorization through year end 2017.

•	Foreign currency translation negatively impacted GAAP operating profit by $6 million for the quarter and $11 million year to date.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2017	2016	% B/(W)		2017	2016	% B/(W)
Company sales	$909	$1,006	(10)		$1,811	$1,959	(8)
Franchise and license fees and income	539	503	7		1,054	993	6
Total revenues	$1,448	$1,509	(4)		$2,865	$2,952	(3)

Restaurant profit	$161	$167	(4)		$305	$315	(3)
Restaurant margin %	17.7%	16.6%	1.1	ppts.	16.8%	16.1%	0.7	ppts.

G&A expenses	$247	$254	3		$484	$497	3
Franchise and license expenses	54	54	(1)		100	105	4
Closures and impairment (income) expenses	1	7	84		2	9	78
Refranchising (gain) loss	(19)	(54)	(65)		(130)	(54)	NM
Other (income) expense	(2)	(6)	(58)		—	(13)	(93)
Operating Profit	$419	$415	1		$903	$764	18

Other pension (income) expense	$4	$—	NM		$32	$(1)	NM
Interest expense, net	104	51	NM		213	93	NM
Income tax provision	105	98	(7)		172	180	4
Income from continuing operations	$206	$266	(23)		$486	$492	(1)
Income from discontinued operations, net of tax	—	70	NM		—	208	NM
Net Income	$206	$336	(39)		$486	$700	(31)

Diluted EPS(a) from continuing operations	$0.58	$0.64	(10)		$1.34	$1.18	14
Diluted EPS(a) from discontinued operations	N/A	0.17	NM		N/A	0.50	NM
Diluted EPS(a)	$0.58	$0.81	(29)		$1.34	$1.68	(20)
Effective tax rate - continuing operations	33.8%	27.0%	(6.8)	ppts.	26.2%	26.8%	0.6	ppts.

(a)	See Note 2 for the number of shares used in this calculation.

Performance Metrics

Unit Count	6/30/2017	6/30/2016	% Increase (Decrease)
Franchise	41,480	39,672	5
Company-owned	2,512	3,097	(19)
	43,992	42,769	3

	% B(W)		% B(W)
	Quarter ended		Year to date
	2017	2016	2017	2016
System Sales Growth, reported	4%	1%	4%	1%
System Sales Growth, excluding FX	6%	4%	5%	4%
Same-store Sales Growth	2%	1%	2%	1%

Non-GAAP Items
Core Operating Profit Growth	19%		14%
Diluted EPS Growth from Continuing Operations, excluding Special Items	21%		19%

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
Detail of Special Items	2017	2016	2017	2016
Refranchising initiatives (See Note 5)	$19	$54	$130	$54
YUM's Strategic Transformation Initiatives (See Note 5)	(4)	(4)	(11)	(4)
Costs associated with Pizza Hut U.S. Transformation Agreement (See Note 5)	(12)	—	(12)	—
Costs associated with KFC U.S. Acceleration Agreement (See Note 5)	(5)	(8)	(8)	(17)
Non-cash charges associated with share-based compensation (See Note 5)	(16)	—	(18)	—
Other Special Items Income (Expense)	(2)	(2)	(2)	(2)
Special Items Income (Expense) - Operating Profit	(20)	40	79	31
Deferred vested pension liability adjustment - Other Pension Income (Expense) (See Note 5)	—	—	(22)	—
Special Items Income (Expense) from Continuing Operations before Income Taxes	(20)	40	57	31
Tax Benefit (Expense) on Special Items(b)	(17)	(7)	(51)	(5)
Special Items Income (Expense), net of tax from Continuing Operations	$(37)	$33	$6	$26
Average diluted shares outstanding	358	415	361	418
Special Items diluted EPS	$(0.10)	$0.08	$0.01	$0.06

Reconciliation of GAAP Operating Profit to Core Operating Profit
GAAP Operating Profit	$419	$415	$903	$764
Special Items Income (Expense)	(20)	40	79	31
Foreign Currency Impact on GAAP Operating Profit(a)	(6)	N/A	(11)	N/A
Core Operating Profit	$445	$375	$835	$733

KFC Division
GAAP Operating Profit	$243	$203	$450	$388
Foreign Currency Impact on GAAP Operating Profit(a)	(4)	N/A	(7)	N/A
Core Operating Profit	$247	$203	$457	$388

Pizza Hut Division
GAAP Operating Profit	$85	$81	$168	$172
Foreign Currency Impact on GAAP Operating Profit(a)	(2)	N/A	(4)	N/A
Core Operating Profit	$87	$81	$172	$172

Taco Bell Division
GAAP Operating Profit	$152	$139	$293	$257
Foreign Currency Impact on GAAP Operating Profit(a)	—	N/A	—	N/A
Core Operating Profit	$152	$139	$293	$257

Reconciliation of Diluted EPS from Continuing Operations to Diluted EPS from Continuing Operations excluding Special Items
Diluted EPS from Continuing Operations	$0.58	$0.64	$1.34	$1.18
Special Items Diluted EPS	(0.10)	0.08	0.01	0.06
Diluted EPS from Continuing Operations excluding Special Items	$0.68	$0.56	$1.33	$1.12

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	33.8%	27.0%	26.2%	26.8%
Impact on Tax Rate as a result of Special Items(b)	7.5%	(0.9)%	6.1%	(0.5)%
Effective Tax Rate excluding Special Items	26.3%	27.9%	20.1%	27.3%

(a)
The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented. When determining applicable Core Operating Profit growth percentages, the Core Operating Profit for the current year should be compared to the prior GAAP Operating Profit adjusted only for the prior year Special Items Income (Expense).

(b)
The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. We are utilizing an approach in which we recompute our estimated annual Effective Tax Rate and year to date income tax expense excluding Special Items, which allows us to determine the incremental tax impact of Special Items.

KFC Division

The KFC Division has 20,854 units, 80% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 55% of both the Division’s units and profits, as of the end of 2016. Additionally, 93% of the KFC Division units were operated by franchisees as of the end of 2016.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2017	2016	Reported		Ex FX		2017	2016	Reported		Ex FX
System Sales Growth			5		7				4		6
Same-Store Sales Growth			3		N/A				3		N/A

Company sales	$492	$528	(7)		(6)		$967	$1,021	(5)		(5)
Franchise and license fees and income	278	251	11		13		535	494	8		10
Total revenues	$770	$779	(1)		—		$1,502	$1,515	(1)		—

Restaurant profit	$77	$77	—		1		$142	$143	(1)		—
Restaurant margin %	15.7%	14.6%	1.1	ppts.	1.0	ppts.	14.7%	14.0%	0.7	ppts.	0.7	ppts.

G&A expenses	$85	$93	9		8		$174	$187	7		6
Operating Profit	$243	$203	19		21		$450	$388	16		18

			% Increase (Decrease)
Unit Count	6/30/2017	6/30/2016
Franchise	19,491	18,621	5
Company-owned	1,363	1,504	(9)
	20,854	20,125	4

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	2017
Company sales	$528	$(47)	$15	$(4)	$492
Cost of sales	(181)	15	(4)	1	(169)
Cost of labor	(124)	10	(4)	2	(116)
Occupancy and other	(146)	16	(1)	1	(130)
Company restaurant expenses	$(451)	$41	$(9)	$4	$(415)
Restaurant profit	$77	$(6)	$6	$—	$77

	Year to date
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	2017
Company sales	$1,021	$(75)	$25	$(4)	$967
Cost of sales	(348)	25	(8)	(1)	(332)
Cost of labor	(242)	17	(9)	3	(231)
Occupancy and other	(288)	26	(1)	1	(262)
Company restaurant expenses	$(878)	$68	$(18)	$3	$(825)
Restaurant profit	$143	$(7)	$7	$(1)	$142

The quarterly and year to date decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising, partially offset by international net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were quarterly and year to date company same-store sales growth of 3%, partially offset by higher labor and commodity costs.

Franchise and License Fees and Income

The quarterly and year to date increases in Franchise and license fees and income, excluding the impacts of foreign currency translation, were driven by international net new unit growth, franchise same-store sales growth of 4% and 3% for the quarter and year to date, respectively, refranchising and higher renewal and transfer fees.

G&A Expenses

The quarterly and year to date decreases in G&A expenses, excluding the impacts of foreign currency translation, were driven by the positive impact of YUM's Strategic Transformation Initiatives including the impact of refranchising.

Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impacts of foreign currency translation, were driven by same-store sales growth, international net new unit growth, lower G&A expenses and higher renewal and transfer fees, partially offset by higher restaurant operating costs and refranchising.

Pizza Hut Division

The Pizza Hut Division has 16,452 units, 46% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately one-third of both units and profits for the Division as of the end of 2016. Additionally, 97% of the Pizza Hut Division units were operated by franchisees as of the end of 2016.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2017	2016	Reported		Ex FX		2017	2016	Reported		Ex FX

System Sales Growth (Decline)			—		2				(1)		1
Same-Store Sales Growth (Decline)			(1)		N/A				(2)		N/A

Company sales	$81	$125	(36)		(35)		$171	$260	(34)		(34)
Franchise and license fees and income	141	142	—		1		285	288	(1)		—
Total revenues	$222	$267	(17)		(16)		$456	$548	(17)		(16)

Restaurant profit	$8	$11	(42)		(42)		$13	$25	(50)		(50)
Restaurant margin %	8.5%	9.4%	(0.9)	ppts.	(1.0)	ppts.	7.4%	9.7%	(2.3)	ppts.	(2.3)	ppts.

G&A expenses	$54	$56	5		4		$107	$115	7		7
Operating Profit	$85	$81	4		7		$168	$172	(3)		—

			% Increase (Decrease)
Unit Count	6/30/2017	6/30/2016
Franchise	16,100	15,494	4
Company-owned	352	684	(49)
	16,452	16,178	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	2017
Company sales	$125	$(43)	$—	$(1)	$81
Cost of sales	(35)	12	(1)	1	(23)
Cost of labor	(39)	14	(1)	—	(26)
Occupancy and other	(40)	15	1	—	(24)
Company restaurant expenses	$(114)	$41	$(1)	$1	$(73)
Restaurant profit	$11	$(2)	$(1)	$—	$8

	Year to date
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	2017
Company sales	$260	$(85)	$(2)	$(2)	$171
Cost of sales	(72)	23	(1)	1	(49)
Cost of labor	(81)	27	(2)	1	(55)
Occupancy and other	(82)	26	2	—	(54)
Company restaurant expenses	$(235)	$76	$(1)	$2	$(158)
Restaurant profit	$25	$(9)	$(3)	$—	$13

The decrease in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were higher commodity and labor costs. Company same-store sales were even for the quarter.

The year to date decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales declines of 2% and higher commodity and labor costs.

Franchise and License Fees and Income

The increase in Franchise and license fees and income for the quarter, excluding the impact of foreign currency translation, was driven by net new unit growth and refranchising, partially offset by franchise same-store sales declines of 1%.

Franchise and license fees and income for the year to date, excluding the impact of foreign currency translation, were even with the prior year, with the impact of net new unit growth and refranchising offset by franchise same-store sales declines of 2%.

G&A Expenses

The quarterly and year to date decreases in G&A expenses, excluding the impact of foreign currency translation, were driven by the positive impact of YUM's Strategic Transformation Initiatives including the impact of refranchising, partially offset by increased litigation costs.

Operating Profit

The increase in Operating Profit for the quarter, excluding the impact of foreign currency translation, was driven by lower G&A expenses.

Operating profit for the year to date, excluding the impact of foreign currency translation, was even with the prior year, with the impact of same-store sales declines offset by lower G&A expenses.

Taco Bell Division

The Taco Bell Division has 6,686 units, the vast majority of which are in the U.S. The Company owned 14% of the Taco Bell units in the U.S. as of the end of 2016.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2017	2016	Reported		Ex FX		2017	2016	Reported		Ex FX
System Sales Growth			7		7				10		10
Same-Store Sales Growth			4		N/A				6		N/A

Company sales	$336	$353	(5)		(5)		$673	$678	(1)		(1)
Franchise and license fees and income	120	111	8		8		234	212	11		11
Total revenues	$456	$464	(2)		(2)		$907	$890	2		2

Restaurant profit	$76	$79	(3)		(3)		$150	$147	2		2
Restaurant margin %	22.8%	22.3%	0.5	ppts.	0.5	ppts.	22.3%	21.6%	0.7	ppts.	0.7	ppts.

G&A expenses	$39	$46	15		15		$81	$93	13		13
Operating Profit	$152	$139	10		10		$293	$257	14		14

			% Increase (Decrease)
Unit Count	6/30/2017	6/30/2016
Franchise	5,889	5,557	6
Company-owned	797	909	(12)
	6,686	6,466	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2016	Store Portfolio Actions	Other	2017
Company sales	$353	$(27)	$10	$336
Cost of sales	(91)	7	(4)	(88)
Cost of labor	(100)	8	(5)	(97)
Occupancy and other	(83)	6	2	(75)
Company restaurant expense	$(274)	$21	$(7)	$(260)
Restaurant profit	$79	$(6)	$3	$76

	Year to date
Income / (Expense)	2016	Store Portfolio Actions	Other	2017
Company sales	$678	$(38)	$33	$673
Cost of sales	(174)	10	(11)	(175)
Cost of labor	(197)	11	(11)	(197)
Occupancy and other	(160)	9	—	(151)
Company restaurant expense	$(531)	$30	$(22)	$(523)
Restaurant profit	$147	$(8)	$11	$150

The decrease in Company Sales and Restaurant profit for the quarter associated with store portfolio actions was driven by refranchising, partially offset by net unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 3%, partially offset by commodity cost inflation and higher labor costs.

The year to date decrease in Company Sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 5%, partially offset by higher labor costs, commodity cost inflation and increased cost of sales associated with value offerings.

Franchise and License Fees and Income

The quarterly and year to date increases in Franchise and License fees and income were driven by quarterly and year to date franchise same-store sales growth of 5% and 6%, respectively, net new unit growth and refranchising.

G&A Expenses

The quarterly and year to date decreases in G&A expenses were driven by lower litigation costs and the positive impact of YUM's Strategic Transformation Initiatives including the impact of refranchising.

Operating Profit

The quarterly and year to date increases in Operating Profit were driven by same-store sales growth, lower G&A expenses and net new unit growth, partially offset by higher restaurant operating costs and refranchising.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2017	2016	% B/(W)		2017	2016	% B/(W)
Corporate and unallocated G&A expenses	$(69)	$(59)	(17)		$(122)	$(102)	(20)
Unallocated Franchise and license fees and income	—	(1)	NM		—	(1)	NM
Unallocated Franchise and license expenses	(13)	(7)	(88)		(16)	(16)	—
Refranchising gain (loss) (See Note 5)	19	54	(65)		130	54	NM
Unallocated Other income (expense)	2	5	(58)		—	12	(97)
Other pension income (expense) (See Note 10)	(4)	—	NM		(32)	1	NM
Interest expense, net	(104)	(51)	NM		(213)	(93)	NM
Income tax provision (See Note 8)	(105)	(98)	(7)		(172)	(180)	4
Effective tax rate (See Note 8)	33.8%	27.0%	(6.8)	ppts.	26.2%	26.8%	0.6	ppts.

Corporate and Unallocated G&A Expenses

The increase in Corporate G&A expenses for the quarter was driven by non-cash charges related to the ongoing impact of share-based compensation award modifications made at the time of the separation of Yum China Holdings, Inc. (See Note 5), partially offset by lower professional fees and incentive compensation.

The increase in Corporate G&A expenses for the year to date was driven by non-cash charges related to the ongoing impact of share-based compensation award modifications made at the time of the separation of Yum China Holdings, Inc. (See Note 5) and incremental costs associated with YUM's Strategic Transformation Initiatives (See Note 5), partially offset by lower professional fees and incentive compensation.

Unallocated Franchise and License Expenses

Unallocated Franchise and License expenses reflect charges related to the KFC U.S. Acceleration Agreement and, in the quarter ended June 30, 2017, the Pizza Hut U.S. Transformation Agreement. See Note 5.

Unallocated Other Income (Expense)

Unallocated Other income (expense) primarily includes net foreign exchange gains (losses).

Interest Expense, Net

The quarterly and year to date increases in Interest expense, net were driven by increased outstanding borrowings. See Note 11.

Income from Discontinued Operations, Net of Tax

The following table is a summary of the operating results of the China business which have been reflected in discontinued operations. See Note 4 for additional information.

	Quarter ended	Year to date
	2016(a)	2016(b)
Total revenues	$1,588	$2,891
Total income from discontinued operations before income taxes(c)	83	275
Income tax provision	17	67
Income from discontinued operations, net of tax	70	208

(a)	Includes historical Yum China financial results from March 1, 2016 to May 31, 2016.

(b)
Includes historical Yum China financial results from January 1, 2016 to May 31, 2016,plus an additional month of expense associated with the license fee paid to YUM to conform to the new YUM reporting calendar.

(c)
Includes costs incurred to execute the Separation of $10 million and $18 million for the quarter and year to date ended June 30, 2016, respectively. Such costs primarily related to transaction advisors, legal and other consulting fees.

Consolidated Cash Flows from Continuing Operations

Net cash provided by operating activities was $439 million in 2017 versus $587 million in 2016. The decrease was largely driven by an increase in interest payments and income tax payments, partially offset by an increase in operating profit before Special Items.

Net cash provided by investing activities was $173 million in 2017 versus net cash used in investing activities of $90 million in 2016. The change was primarily driven by higher proceeds from refranchising of restaurants.

Net cash used in financing activities was $410 million in 2017 versus net cash provided by financing activities of $2,820 million in 2016. The change was primarily driven by lower net borrowings, partially offset by lower share repurchases.

Liquidity and Capital Resources

In October 2016, we announced YUM’s Strategic Transformation Initiatives to drive global expansion of the KFC, Pizza Hut and Taco Bell brands following the Separation on October 31, 2016. As part of this transformation, we intend to own less than 1,000 stores by the end of 2018 and, by 2019, reduce annual recurring capital expenditures to approximately $100 million, improve our efficiency by lowering G&A expenses to 1.7% of system sales and increase free cash flow conversion to 100%.

From 2017 through 2019, we intend to return $6.5 to $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these shareholder returns through a combination of free cash flow generation, refranchising proceeds and maintenance of our five times EBITDA leverage. We anticipate generating proceeds in excess of $2 billion, net of tax, through the refranchising of over 2,000 stores during 2017 and 2018. During the year to date ended June 30, 2017, we repurchased 13 million shares of our Common Stock for $856 million and paid cash dividends of $211 million.

We have historically generated substantial cash flows from the operations of our company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows from continuing operations have approximated $1.2 billion each of the past three years. Going forward, we anticipate that any decrease in cash flows from the operation of fewer Company-owned stores due to refranchising will be offset with savings generated from decreased capital investment and G&A expense required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain $1.1 billion of undrawn capacity under our existing revolving facilities.

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

Borrowing Capacity

Securitization Notes. In May 2016, Taco Bell Funding, LLC, a newly formed special purpose subsidiary of the Company, issued an aggregate of $2.3 billion of fixed rate senior secured notes (“Class A-2 Notes”). In connection with the issuance of the Class A-2 Notes, Taco Bell Funding, LLC also issued variable rate notes (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Securitization Notes”) pursuant to a new revolving financing facility, which allows for the borrowing of up to $100 million including the issuance of letters of credit of up to $50 million. We have no outstanding borrowings related to the Variable

Funding Notes and have $15 million in letters of credit outstanding as of June 30, 2017 related to the facility. The Securitization Notes contain cross-default provisions whereby the failure to pay principal on any outstanding Securitization Notes will constitute an event of default under any other Securitization Notes.

Credit Agreement. On June 16, 2016, three wholly-owned subsidiaries of the Company, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as co-borrowers (the "Borrowers") entered into a new credit agreement (the “Credit Agreement”) providing for (i) a $500 million Term Loan A facility (the “Term Loan A Facility”), (ii) a $2 billion Term Loan B facility (the “Term Loan B Facility”) and (iii) a $1 billion revolving facility (the “Revolving Facility”), which has no outstanding borrowings and has $4 million in letters of credit outstanding as of June 30, 2017, each of which may be increased subject to certain conditions. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

On March 21, 2017, the Borrowers entered in an amendment to the Credit Agreement pursuant to which the Company repriced its existing approximately $2 billion Term Loan B Facility. The amendment reduces the interest rate applicable to the Term Loan B Facility by 75 basis points to LIBOR plus 2.00%, with a rate stepdown to LIBOR plus 1.75% in the event the Secured Leverage Ratio (as defined in the Credit Agreement) is less than 1:1.

On June 7, 2017, the Borrowers entered in an amendment to the Credit Agreement pursuant to which the Company repriced its existing $500 million Term Loan A Facility and $1 billion Revolving Facility. The amendment reduces the interest rate for the Term Loan A Facility and for borrowings under the Revolving Facility by 75 basis points. Subsequent to the repricing the interest rate ranges from 1.25% to 1.75% plus LIBOR or from 0.25% to 0.75% plus the Base Rate (as defined in the Credit Agreement), at the Borrower’s election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors. All other material provisions of the Credit Agreement remain unchanged.

Subsidiary Senior Unsecured Notes. On June 16, 2016, the Borrowers issued an aggregate of $1.05 billion Senior Unsecured Notes due 2024 and an aggregate of $1.05 billion Senior Unsecured Notes due 2026. On June 15, 2017, the Borrowers issued an aggregate of $750 million Senior Unsecured Notes due June 1, 2027 (together, the “Subsidiary Senior Unsecured Notes”). Our Subsidiary Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of the indebtedness of certain subsidiaries with a principal amount in excess of $100 million or the failure to pay principal of such indebtedness will constitute an event of default under the Subsidiary Senior Unsecured Notes.

The majority of our remaining long-term debt primarily comprises senior, unsecured obligations ("YUM Senior Unsecured Notes"), which rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. The YUM Senior Unsecured Notes have varying maturity dates from 2018 through 2043 and stated interest rates ranging from 3.75% to 6.88%. Amounts outstanding under YUM Senior Unsecured Notes were $2.2 billion at June 30, 2017. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice. We were in compliance with all of our debt covenant requirements at June 30, 2017.

See Note 11 for additional detail regarding our Short-term borrowings and Long-term debt.

New Accounting Pronouncements Not Yet Adopted

The FASB has issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. These standards allow for either a full retrospective or modified retrospective transition method. We are required to adopt the new standards in the first quarter of 2018 and are evaluating which transition method we will utilize.

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

The standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. We are currently evaluating the standards to determine whether the services we provide related to upfront fees we receive from franchisees such as initial or renewal fees contain separate and distinct performance obligations from the franchise right. If we determine these services are not separate and distinct from the overall franchise right, the fees received will be recognized as revenue over the term of each respective franchise agreement. We currently recognize upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. The standards would require any such unamortized portion of fees received to be presented in our Consolidated Balance Sheets as a contract liability. Any contract liabilities required to be recorded upon the adoption of these standards may be material to our Consolidated Balance Sheets given the volume of our franchise agreements and their duration, which is typically equal to or in excess of ten years.

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

We are also evaluating whether the standards will have an impact on transactions currently not included in our revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising cooperatives that we are required to consolidate under current GAAP. We act as an agent in regard to these franchisee contributions and expenditures and as such we do not currently include them in our Consolidated Statements of Income or Cash Flows. See Note 2 of our 2016 Form 10-K for details. We are evaluating whether the new standards will impact the principal/agent determinations in these arrangements. If we determine the aforementioned franchisee contributions represent separate performance obligations from the overall franchise right and that we are the principal in these arrangements we would include contributions to and expenditures from these advertising cooperatives within our Consolidated Statements of Income and Cash Flows. While any such change has the potential to materially impact our gross amount of reported revenues and expenses, such impact would largely be offsetting and we would not expect there to be a significant impact on our reported Net Income. Additionally, the new guidance requires enhanced disclosures, including the identification of performance obligations and significant judgments in measurement and recognition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 30, 2017 to the disclosures made in Item 7A of the Company’s 2016 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2017.

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

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of June 30, 2017, and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarter and year-to-date periods ended June 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of YUM’s management.

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
August 8, 2017

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2017 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
4/1/17-4/30/17	2,386	$64.29	2,386	$1,319

5/1/17-5/31/17	1,734	$69.65	1,734	$1,199

6/1/17-6/30/17	1,493	$73.71	1,493	$1,089
Total	5,613	$68.45	5,613	$1,089

On November 17, 2016, our Board of Directors authorized share repurchases through December 2017 of up to $2.0 billion (excluding applicable transaction fees) of our outstanding Common Stock. All repurchases were made under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

EXHIBITS

Exhibit 4.1
Indenture, dated as of June 15, 2017, by and among the Issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on June 16, 2017.

Exhibit 10.1
Refinancing Amendment No. 2, dated as of June 7, 2017, to Credit Agreement dated as of June 16, 2016, as amended, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K filed on June 7, 2017.

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

YUM! BRANDS, INC.
(Registrant)

Date:	August 8, 2017	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)