Form 10-Q
period 2017-09-30
YUM BRANDS INC
filed 2017-11-08
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2017

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

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2017 was 336,993,674 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/30/2017	9/30/2016 (As Restated)	9/30/2017	9/30/2016 (As Restated)
Company sales	$871	$992	$2,682	$2,951
Franchise and license fees and income	565	526	1,619	1,519
Total revenues	1,436	1,518	4,301	4,470
Costs and Expenses, Net
Company restaurant expenses
Food and paper	275	303	831	897
Payroll and employee benefits	224	260	707	780
Occupancy and other operating expenses	218	268	685	798
Company restaurant expenses	717	831	2,223	2,475
General and administrative expenses	215	270	699	767
Franchise and license expenses	61	40	161	145
Closures and impairment (income) expenses	1	1	3	10
Refranchising (gain) loss	(201)	(21)	(331)	(75)
Other (income) expense	—	(1)	—	(14)
Total costs and expenses, net	793	1,120	2,755	3,308
Operating Profit	643	398	1,546	1,162
Other pension (income) expense	10	(1)	42	(2)
Interest expense, net	109	98	322	191
Income from continuing operations before income taxes	524	301	1,182	973
Income tax provision	106	83	278	263
Income from continuing operations	418	218	904	710
Income from discontinued operations, net of tax	—	422	—	630
Net Income	$418	$640	$904	$1,340

Basic Earnings per Common Share from continuing operations	$1.21	$0.56	$2.58	$1.76
Basic Earnings per Common Share from discontinued operations	N/A	$1.09	N/A	$1.56
Basic Earnings Per Common Share	$1.21	$1.65	$2.58	$3.32

Diluted Earnings per Common Share from continuing operations	$1.18	$0.55	$2.52	$1.73
Diluted Earnings per Common Share from discontinued operations	N/A	$1.07	N/A	$1.54
Diluted Earnings Per Common Share	$1.18	$1.62	$2.52	$3.27

Dividends Declared Per Common Share	$—	$0.51	$0.60	$1.43

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/30/2017	9/30/2016 (As Restated)	9/30/2017	9/30/2016 (As Restated)

Net Income - YUM! Brands, Inc.	$418	$640	$904	$1,340
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	38	(46)	95	(70)
Reclassification of adjustments and (gains) losses into Net Income	42	—	37	—
	80	(46)	132	(70)
Tax (expense) benefit	(1)	—	(5)	4
	79	(46)	127	(66)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	8	(1)	(5)	—
Reclassification of (gains) losses into Net Income	10	3	46	8
	18	2	41	8
Tax (expense) benefit	(7)	(1)	(15)	(3)
	11	1	26	5
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(17)	(14)	(57)	(20)
Reclassification of (gains) losses into Net Income	15	5	52	11
	(2)	(9)	(5)	(9)
Tax (expense) benefit	—	1	2	1
	(2)	(8)	(3)	(8)

Other comprehensive income (loss), net of tax	88	(53)	150	(69)
Comprehensive Income	$506	$587	$1,054	$1,271

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/30/2017	9/30/2016 (As Restated)
Cash Flows – Operating Activities from Continuing Operations
Net Income	$904	$1,340
Income from discontinued operations, net of tax	—	(630)
Depreciation and amortization	195	224
Closures and impairment (income) expenses	3	10
Refranchising (gain) loss	(331)	(75)
Contributions to defined benefit pension plans	(47)	(7)
Deferred income taxes	122	29
Share-based compensation expense	35	42
Changes in accounts and notes receivable	17	31
Changes in inventories	7	6
Changes in prepaid expenses and other current assets	(14)	19
Changes in accounts payable and other current liabilities	(168)	(54)
Changes in income taxes payable	(125)	8
Other, net	120	(7)
Net Cash Provided by Operating Activities from Continuing Operations	718	936

Cash Flows – Investing Activities from Continuing Operations
Capital spending	(228)	(292)
Proceeds from refranchising of restaurants	716	147
Other, net	1	18
Net Cash Provided by (Used in) Investing Activities from Continuing Operations	489	(127)

Cash Flows – Financing Activities from Continuing Operations
Proceeds from long-term debt	1,088	6,900
Repayments of long-term debt	(372)	(310)
Revolving credit facilities, three months or less, net	35	(685)
Short-term borrowings by original maturity
More than three months - proceeds	—	1,400
More than three months - payments	—	(2,000)
Three months or less, net	—	—
Repurchase shares of Common Stock	(1,348)	(4,316)
Dividends paid on Common Stock	(315)	(559)
Debt issuance costs	(32)	(86)
Net transfers from discontinued operations	—	180
Other, net	(85)	(82)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	(1,029)	442
Effect of Exchange Rates on Cash and Cash Equivalents	42	(8)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Continuing Operations	220	1,243
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	831	351
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$1,051	$1,594

Cash Provided by Operating Activities from Discontinued Operations	$—	$761
Cash Used in Investing Activities from Discontinued Operations	—	(231)
Cash Used in Financing Activities from Discontinued Operations	—	(186)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	9/30/2017	12/31/2016 (As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$980	$725
Accounts and notes receivable, net	358	370
Inventories	15	37
Prepaid expenses and other current assets	465	236
Advertising cooperative assets, restricted	181	137
Total Current Assets	1,999	1,505

Property, plant and equipment, net	1,861	2,113
Goodwill	525	536
Intangible assets, net	116	151
Other assets	304	376
Deferred income taxes	649	772
Total Assets	$5,454	$5,453

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$823	$1,067
Income taxes payable	27	32
Short-term borrowings	372	66
Advertising cooperative liabilities	181	137
Total Current Liabilities	1,403	1,302

Long-term debt	9,479	9,059
Other liabilities and deferred credits	693	704
Total Liabilities	11,575	11,065

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 339 and 355 shares issued in 2017 and 2016, respectively	—	—
Accumulated deficit	(5,817)	(5,158)
Accumulated other comprehensive loss	(304)	(454)
Total Shareholders’ Deficit	(6,121)	(5,612)
Total Liabilities and Shareholders’ Deficit	$5,454	$5,453

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

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has over 44,000 units, of which 59% are located outside the U.S., in 137 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Financial Statements are made using the first person notations of “we,” “us” or “our.”

As of September 30, 2017, YUM consisted of three operating segments:

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2016 Form 10-K, our financial position as of September 30, 2017, our cash flows for the years to date ended September 30, 2017 and 2016, and the results of our operations and comprehensive income for the quarters and years to date ended September 30, 2017 and 2016. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

The impact of adoption included the recognition of excess tax benefits within our income tax provision for share-based payments made of approximately $40 million and $100 million during the quarter and year to date ended September 30, 2017, respectively. Additionally, the standard requires these excess tax benefits be reported as operating activities in the Condensed Consolidated Statements of Cash Flows as opposed to within financing activities as they have been historically reported. We elected retrospective presentation of excess tax benefits as operating cash flows for prior years. As a result, approximately $70 million of excess tax benefits previously presented as a financing activity have been reclassified to operating activities for the year to date ended September 30, 2016, in our Condensed Consolidated Statements of Cash Flows. No other provisions of this standard had a material impact on the Company's Financial Statements or disclosures.

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

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended September 30, 2017. These reclassifications had no effect on previously reported Net Income.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2017	2016	2017	2016
Income from continuing operations	$418	$218	$904	$710
Income from discontinued operations	—	422	—	630
Net Income	$418	$640	$904	$1,340

Weighted-average common shares outstanding (for basic calculation)	345	388	351	404
Effect of dilutive share-based employee compensation	8	7	7	6
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	353	395	358	410

Basic EPS from continuing operations	$1.21	$0.56	$2.58	$1.76
Basic EPS from discontinued operations	N/A	1.09	N/A	1.56
Basic EPS	$1.21	$1.65	$2.58	$3.32

Diluted EPS from continuing operations	$1.18	$0.55	$2.52	$1.73
Diluted EPS from discontinued operations	N/A	1.07	N/A	1.54
Diluted EPS	$1.18	$1.62	$2.52	$3.27
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.9	1.7	2.3	6.0

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 30, 2017 and 2016 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2017		2016		2017		2016		2017
December 2015	—		13,369		$—		$933		$—
March 2016	—		2,823		—		228		—
May 2016	—		37,576		—		3,260		—
November 2016	19,110		—		1,327		—		588
Total	19,110	(a)	53,768	(b)	$1,327	(a)	$4,421	(b)	$588

(a)
Includes the effect of $24 million in share repurchases (0.3 million shares) with trade dates on, or prior to, September 30, 2017, but cash settlement dates subsequent to September 30, 2017, and excludes the effect of $45 million in share repurchases (0.7 million shares) with trade dates on, or prior to, December 31, 2016, but cash settlement dates subsequent to December 31, 2016.

(b)	Includes the effect of $105 million in share repurchases (1.2 million shares) with trade dates on, or prior to, September 30, 2016, but cash settlement dates subsequent to September 30, 2016.

Changes in accumulated other comprehensive income (loss) ("OCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2016, net of tax	$(332)	$(127)	$5	$(454)

Gains (losses) arising during the period classified into accumulated OCI, net of tax	90	(3)	(52)	35

(Gains) losses reclassified from accumulated OCI, net of tax	37	29	49	115

OCI, net of tax	127	26	(3)	150

Balance at September 30, 2017, net of tax	$(205)	$(101)	$2	$(304)

Note 4 - Discontinued Operations

As discussed in Note 1, on October 31, 2016, the Company completed the separation of our China business.

As a result of the Separation, all royalty revenues earned by us under the Master License Agreement with Yum China that were previously eliminated in consolidation are now reflected as Franchise and license fees and income in our Condensed Consolidated Statements of Income. For the quarter and year to date ended September 30, 2016, the combined KFC and Pizza Hut Divisions' Franchise and license fees and income, as a result of the Separation, increased by $64 million and $189 million, respectively. The value added tax associated with this royalty revenue increased Franchise and license expenses for the combined KFC and Pizza Hut Divisions by $4 million and $12 million for the quarter and year to date ended September 30, 2016, respectively. The net increases in the KFC and Pizza Hut Divisions' Operating Profit were offset with a corresponding reduction in Income from discontinued operations such that there was no impact from the Separation on total Net income.

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

	Quarter ended	Year to date
	2016(a)	2016(b)
Company sales	$1,848	$4,684
Franchise and license fees and income	35	90
Company restaurant expenses	(1,488)	(3,896)
G&A expenses	(111)	(297)
Franchise and license expenses	(15)	(40)
Closure and impairment expenses	(5)	(36)
Refranchising gain	3	8
Other income	18	44
Interest income, net	4	7
Income from discontinued operations before income taxes(c)	289	564
Income tax benefit (provision)(d)	143	76
Income from discontinued operations - including noncontrolling interests	432	640
(Income) loss from discontinued operations - noncontrolling interests	(10)	(10)
Income from discontinued operations - YUM! Brands, Inc.	$422	$630

(a)	Includes historical Yum China financial results from June 1, 2016 to August 31, 2016.

(b)
Includes historical Yum China financial results from January 1, 2016 to August 31, 2016, plus an additional month of expense associated with the license fee paid to YUM to conform to the new YUM reporting calendar.

(c)
Includes costs incurred to execute the Separation of $7 million and $25 million for the quarter and year to date ended September 30, 2016. Such costs primarily related to transaction advisors, legal and other consulting fees.

(d)
Includes a tax benefit of $233 million recognized in the third quarter of 2016 related to previously recorded losses associated with our former Little Sheep business. The tax benefit associated with these losses was able to be recognized as a result of legal entity restructuring in anticipation of the Separation.

Cash inflows from Yum China to the Company during the quarter and year to date ended September 30, 2017, related to the Master License Agreement were $63 million and $167 million, respectively, net of taxes paid, and primarily related to royalty revenues.

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

During the quarter ended September 30, 2017, we refranchised 209 restaurants. We received $395 million in gross proceeds and recorded $201 million of net, pre-tax refranchising gains related to these transactions. During the year to date ended September 30, 2017, we refranchised 574 restaurants. We received $716 million in gross proceeds and recorded $331 million of net, pre-tax refranchising gains related to these transactions.

A summary of refranchising (gains) losses is as follows:

	Quarter ended		Year to date
	2017	2016	2017	2016
KFC Division(a)	$(50)	$2	(8)	3
Pizza Hut Division(b)	27	(9)	40	(63)
Taco Bell Division(c)	(178)	(14)	(363)	(15)
Worldwide	$(201)	$(21)	$(331)	$(75)

(a)
During the quarter ended September 30, 2017, KFC refranchising gains related primarily to the sale of restaurants in the Netherlands and Australia. These gains were partially offset by a loss recorded related to our planned refranchising of KFC Turkey, which was classified as held-for-sale during the quarter ended September 30, 2017. While the sales price we expect to receive for KFC Turkey exceeds the carrying value of the restaurants being sold, this pending transaction would represent a substantially complete liquidation of our KFC Turkey foreign entity. Accordingly, we are required to include accumulated translation losses associated with our KFC Turkey business within our held-for-sale impairment evaluations. As such, we recorded a $51 million non-cash charge within Refranchising (gain) loss that represents the excess of the book value of our KFC Turkey business, which included the accumulated translation losses and a proportionate amount of the KFC Turkey goodwill balance, over the expected sales price.

(b)
During the quarter ended September 30, 2017, we recorded a $25 million Refranchising loss related to executing a master franchising agreement that consolidated our existing Pizza Hut Korea franchise base under a single master franchisee. This loss included writing off $12 million of accumulated translation losses as this transaction resulted in a substantially complete liquidation of our Pizza Hut Korea foreign entity.

(c)	Net refranchising gains for Taco Bell Division for both the quarter and year to date ended September 30, 2017, relate to refranchising Taco Bell restaurants in the U.S.

In connection with our refranchising initiatives, approximately 520 KFC restaurants in Thailand, Turkey, the U.S. and France have met the criteria and were classified as held-for-sale at the end of the third quarter. As a result of classifying these assets as held-for-sale and recording any related write-downs to fair value, depreciation expense was reduced versus what would have otherwise been recorded by $5 million during the quarter ended September 30, 2017. These depreciation reductions were not allocated to the division segments resulting in depreciation expense continuing to be recorded within our Divisional results at the rate at which it was prior to the held-for-sale classification. Our CODM does not consider the impact of these depreciation reductions when assessing segment performance.

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we are investing approximately $120 million from 2015 through 2018 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We recorded pre-tax charges of $4 million and less than $1 million for the quarters ended September 30, 2017 and 2016, respectively, for these investments. We recorded pre-tax charges of

$12 million and $17 million for the years to date ended September 30, 2017 and 2016, respectively. These amounts were recorded primarily as Franchise and license expenses. We recorded total pre-tax charges of $98 million during the two year period ended December 31, 2016, and we currently expect a total pre-tax charge of approximately $15 million in 2017 for these investments. Due to their size and unique and long-term brand building nature, our CODM does not consider the impact of these investments when assessing segment performance. As such, these charges are not being allocated to the KFC Division segment operating results.

In addition to the investments above, we agreed to fund $60 million of incremental system advertising from 2015 through 2018. During both of the quarters ended September 30, 2017 and 2016, we incurred $5 million in incremental system advertising expense. During both the years to date ended September 30, 2017 and 2016, we incurred $14 million in incremental system advertising expense. We funded approximately $30 million of such advertising during the two year period ended December 31, 2016. We currently expect to fund approximately $20 million of such advertising in 2017 and $10 million in 2018. All of these advertising amounts were recorded primarily in Franchise and license expenses and are included in the KFC Division segment operating results.

YUM's Strategic Transformation Initiatives

In October 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the then anticipated separation of our China business on October 31, 2016. Major features of the Company’s growth and transformation strategy involve being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. During the quarters ended September 30, 2017 and 2016, we recognized pre-tax charges of $4 million and $30 million, respectively, related to these initiatives. During the years to date ended September 30, 2017 and 2016, we recognized pre-tax charges of $15 million and $34 million, respectively. These costs primarily related to severance and relocation costs that were recorded within G&A expenses. Due to the scope of the initiatives as well as their significance, our CODM does not consider the impact of these initiatives when assessing segment performance. As such, costs associated with the initiatives are not being allocated to any segment for performance reporting purposes.

Pizza Hut U.S. Transformation Agreement

In May 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology and includes a permanent commitment to incremental advertising and digital and technology contributions by franchisees. In connection with this agreement, we anticipate investing approximately $90 million to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and e-commerce capabilities. We currently expect the majority of this investment will be split between 2017 and 2018. During the quarter and year to date ended September 30, 2017, we recorded pre-tax charges of $8 million and $20 million, respectively, within Franchise and license expenses or G&A expenses and capitalized $4 million of costs primarily related to digital and e-commerce initiatives. Due to their unique and long-term brand-building nature, our CODM does not consider the impact of these investments when assessing segment performance. As such, these investments are not being allocated to the Pizza Hut Division segment operating results.

In addition to the investments above, we have agreed to fund incremental system advertising dollars of approximately $25 million in the second half of 2017 and $12.5 million in 2018. During the quarter ended September 30, 2017, we incurred $10 million in related incremental system advertising expense. These advertising amounts were recorded primarily in Franchise and license expenses and are included in Pizza Hut's segment operating results.

Modifications of Share-based Compensation Awards

In connection with the Separation, we modified certain share-based compensation awards held as part of our Executive Income Deferral ("EID") Plan in phantom shares of YUM Common Stock to provide one phantom Yum China share-based award for each outstanding phantom YUM share-based award. These Yum China awards may now be settled in cash, as opposed to stock, which requires recognition of the fair value of these awards each quarter within G&A expenses in our Condensed Consolidated Income Statement. During the quarter and year to date ended September 30, 2017, we recorded pre-tax charges related to these awards of less than $1 million and $18 million, respectively, due to appreciation in the market price of Yum China's stock. Given these charges were a direct result of the Separation, our CODM does not consider their impact when assessing segment performance. As such, these costs are not being allocated to any of our segment operating results.

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

	Quarter ended September 30, 2016
	As Previously Reported	Adjustments	After Change in Reporting Calendar
Total Revenues	$1,501	$17	$1,518
Operating profit	372	25	397	(a)
Net Income from continuing operations	204	14	218
Income from discontinued operations, net of tax	418	4	422
Net Income	$622	$18	$640

Diluted EPS from continuing operations	$0.51	$0.04	$0.55
Diluted EPS from discontinued operations	1.05	0.02	1.07
Diluted EPS	$1.56	$0.06	$1.62

	Year to date ended September 30, 2016
	As Previously Reported	Adjustments	After Change in Reporting Calendar
Total Revenues	$4,342	$128	$4,470
Operating profit	1,136	24	1,160	(a)
Net Income from continuing operations	709	1	710
Income from discontinued operations, net of tax	643	(13)	630
Net Income	$1,352	$(12)	$1,340

Diluted EPS from continuing operations	$1.72	$0.01	$1.73
Diluted EPS from discontinued operations	1.56	(0.02)	1.54
Diluted EPS	$3.28	$(0.01)	$3.27

(a)
Amount does not reconcile to our Condensed Consolidated Statements of Income for the quarter and year to date ended September 30, 2016 due to the impact of retrospectively adopting a new accounting standard on Benefit Costs of $1 million and $2 million, respectively. See Note 1.

Except for a decrease in cash provided by financing activities of $674 million primarily attributable to the repurchase of Common Stock, the impacts to the Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Balance Sheet as a result of the change in reporting calendar were not significant.

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

	9/30/2017	12/31/2016
Accounts and notes receivable, gross	$378	$384
Allowance for doubtful accounts	(20)	(14)
Accounts and notes receivable, net	$358	$370

Property, Plant and Equipment, net

	9/30/2017	12/31/2016
Property, plant and equipment, gross	$3,622	$4,108
Accumulated depreciation and amortization	(1,761)	(1,995)
Property, plant and equipment, net	$1,861	$2,113

Assets held-for-sale at September 30, 2017 and December 31, 2016 total $160 million and $57 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. 2017 amounts include approximately 520 KFC restaurants in Thailand, Turkey, the U.S. and France. See Note 5.

Reconciliation of Cash and cash equivalents for Condensed Consolidated Statements of Cash Flows

	9/30/2017	12/31/2016
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$980	$725
Restricted cash included in Prepaid expenses and other current assets(a)	54	55
Restricted cash included in Other assets(b)	17	51
Cash, Cash Equivalents and Restricted Cash as presented in Condensed Consolidated Statements of Cash Flows	$1,051	$831

(a)	Restricted cash within Prepaid expenses and other current assets primarily relates to the Taco Bell Securitization interest reserves.

(b)
Primarily trust accounts related to our self-insurance program and cash balances required, to the extent necessary, to meet statutory minimum net worth requirements for legal entities which enter into U.S. franchise agreements.

Note 8 - Income Taxes

	Quarter ended		Year to date
	2017	2016	2017	2016
Income tax provision	$106	$83	$278	$263
Effective tax rate	20.2%	27.5%	23.5%	27.0%

Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to the majority of our income being earned outside the U.S. where tax rates are generally lower than the U.S. rate.

Our third quarter and year to date effective tax rates were lower than the prior year primarily due to the inclusion of approximately $40 million and $100 million of excess tax benefits on share-based payments for the quarter and year to date ended September 30, 2017, respectively. See Note 1 for discussion related to the adoption of a new accounting standard on share-based payments in the quarter ended March 31, 2017. These excess benefits were largely associated with the deferred compensation payouts to recently retired employees. Our effective tax rates were also favorably impacted by previously recorded pre-tax losses for which we were able to recognize a tax benefit in the quarter ended September 30, 2017 as a result of an international refranchising transaction. These favorable impacts were partially offset by the unfavorable impacts of the repatriation of foreign earnings and our planned, full year 2017 refranchising gains, which will largely be taxed at the U.S. rate.

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2017	2016	2017	2016
KFC Division	$794	$787	$2,296	$2,302
Pizza Hut Division	203	251	659	799
Taco Bell Division	442	481	1,349	1,371
Unallocated	(3)	(1)	(3)	(2)
	$1,436	$1,518	$4,301	$4,470

	Quarter ended		Year to date
Operating Profit	2017	2016	2017	2016
KFC Division	$260	$230	$710	$618
Pizza Hut Division	82	84	250	256
Taco Bell Division	147	143	440	400
Unallocated restaurant costs(a)	5	—	5	—
Unallocated Franchise and license fees and income(b)	(3)	(1)	(3)	(2)
Unallocated Franchise and license expenses(b)	(5)	1	(21)	(15)
Unallocated and General and administrative expenses(c)	(45)	(78)	(167)	(180)
Unallocated Refranchising gain (loss) (See Note 5)	201	21	331	75
Unallocated Other income (expense)	1	(2)	1	10
Operating Profit	$643	$398	$1,546	$1,162
Other pension income (expense) (See Note 10)	(10)	1	(42)	2
Interest expense, net	(109)	(98)	(322)	(191)
Income from continuing operations before income taxes	$524	$301	$1,182	$973

(a)	Represents depreciation reductions arising from KFC restaurants we offered to sell. See Note 5.

(b)	Represents costs associated with the KFC U.S. Acceleration Agreement and the Pizza Hut U.S. Transformation Agreement. See Note 5.

(c)
Amounts include charges associated with YUM's Strategic Transformation Initiatives of $4 million and $15 million for the quarter and year to date ended September 30, 2017, respectively, and $30 million and $34 million, respectively, for the quarter and year to date ended September 30, 2016. Year to date 2017 amounts also include non-cash charges associated with share-based compensation of $18 million. See Note 5.

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended		Year to date
	2017	2016	2017	2016
Service cost	$2	$4	$8	$12
Interest cost	9	12	29	37
Expected return on plan assets	(10)	(15)	(33)	(45)
Amortization of net loss	1	1	4	4
Amortization of prior service cost	2	2	4	4
Net periodic benefit cost	$4	$4	$12	$12

Additional loss recognized due to settlements(a)	$8	$1	$16	$1
Pension data adjustment(b)	$—	$—	$22	$—
Special termination benefits	$2	$—	$2	$—

(a)
Losses are a result of settlement transactions in each of our U.S. plans which exceeded the sum of annual service and interest costs for each plan. These losses were recorded in Other pension (income) expense.

(b)
Reflects a non-cash, out-of-year charge related to the adjustment of certain historical deferred vested liability balances in the Plan during the first quarter of 2017 recorded in Other pension (income) expense. See Note 5.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/30/2017	12/31/2016
Current maturities of long-term debt	$383	$66
Other	—	8
	$383	$74
Less current portion of debt issuance costs and discounts	(11)	(8)
Short-term borrowings	$372	$66

Long-term Debt
Securitization Notes	$2,277	$2,294
Subsidiary Senior Unsecured Notes	2,850	2,100
Revolving Facility	35	—
Term Loan A Facility	500	500
Term Loan B Facility	1,980	1,990
YUM Senior Unsecured Notes	2,200	2,200
Capital lease obligations	119	120
	$9,961	$9,204
Less debt issuance costs and discounts	(99)	(79)
Less current maturities of long-term debt	(383)	(66)
Long-term debt	$9,479	$9,059

On March 21, 2017, KFC Holding Co., Pizza Hut Holdings, LLC, a limited liability company, and Taco Bell of America, LLC, a limited liability company, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the “Borrowers”) completed the repricing of the then existing $1.99 billion under the Term Loan B Facility pursuant to an amendment to the Credit Agreement (as defined in our 2016 Form 10-K). The amendment reduces the interest rate applicable to the Term Loan B Facility by 75 basis points to LIBOR plus 2.00%, with an additional rate stepdown to LIBOR plus 1.75% in the event the secured net leverage ratio (as defined in the Credit Agreement) is less than 1 to 1. As a result of repricing the Term Loan B Facility, $192 million in principal was assigned to new lenders or existing lenders electing to increase their holdings in the loan. The maturity date and all other material provisions under the Credit Agreement remained unchanged as a result of this amendment.

On June 7, 2017, the Borrowers completed the repricing of the existing $500 million under the Term Loan A Facility and $1 billion under the Revolving Facility pursuant to an amendment to the Credit Agreement. The amendment reduced the interest rate applicable to the Term Loan A Facility and for borrowings under the Revolving Facility by 75 basis points. Subsequent to the repricing the interest rate ranges from 1.25% to 1.75% plus LIBOR or from 0.25% to 0.75% plus the Base Rate, at the Borrower’s election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement). As a result of repricing the Term Loan A Facility, $146 million in principal was assigned to new lenders or existing lenders electing to increase their holdings in the loan. There was no change in lender participation in the Revolving Facility. The maturity date for the Term Loan A Facility and the Revolving Facility has been extended to June 7, 2022. Amortization payments on the Term Loan A Facility will begin one full fiscal quarter after the first anniversary of the amendment effective date, which delays the original amortization schedule by approximately one year. All other material provisions under the Credit Agreement remained unchanged.

As a result of these repricing transactions, $23 million of fees were capitalized as debt issuance costs and are included primarily within Long-term debt on our Condensed Consolidated Balance Sheet as of September 30, 2017. During the year to date ended September 30, 2017, $8 million of fees and unamortized debt issuance costs were recognized within Interest expense, net due to these repricings.

On June 15, 2017, the Borrowers issued $750 million aggregate principal amount of 4.75% Senior Notes due June 1, 2027 (the “2027 Notes”). Interest on the 2027 Notes is payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2017. The 2027 Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors and (iii) by each of the Borrower’s and the Specified Guarantors’ domestic subsidiaries that guarantee the Borrower’s obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Notes contains covenants and events of default that are customary for debt securities of this type. In connection with the issuance of the 2027 Notes, the Company paid debt issuance costs of $9 million. These issuance costs are primarily recorded as a reduction in Long-term debt on our Condensed Consolidated Balance Sheet.

Subsequent to the quarter end, on October 16, 2017 Taco Bell Funding, LLC terminated the revolving financing facility of Series 2016-1 Senior Notes, Class A-1, which allowed for the borrowing of up to $100 million including the issuance of up to $50 million in letters of credit.

Details of our short-term borrowings and long-term debt as of December 31, 2016 can be found within our 2016 Form 10-K. Cash paid for interest during the years to date ended September 30, 2017 and 2016 was $275 million and $150 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. At September 30, 2017 and December 31, 2016, our interest rate swaps outstanding had notional amounts of $1.55 billion. These interest rate swaps will expire in July 2021 and are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of September 30, 2017.

The effective portion of gains or losses on the interest rate swaps is reported as a component of Accumulated OCI ("AOCI") and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Gains or losses on the swaps representing hedge ineffectiveness are recognized in current earnings. Through September 30, 2017, the swaps were highly effective cash flow hedges and no ineffectiveness has been recorded.

Foreign Currency Contracts

We enter into foreign currency forward and swap contracts with the objective of reducing our exposure to earnings volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany receivables and payables. The notional amount, maturity date, and currency of these contracts match those of the underlying intercompany receivables or payables. These foreign currency contracts are designated cash flow hedges as the future cash flows of the contracts are expected to offset changes in intercompany receivables and payables due to foreign currency exchange rate fluctuations.

The effective portion of gains or losses on the foreign currency contracts is reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Gains or losses on the foreign currency contracts representing hedge ineffectiveness are recognized in current earnings. Through September 30, 2017, all foreign currency forward and swap contracts related to intercompany receivables and payables were highly effective cash flow hedges and no ineffectiveness has been recorded.

As of September 30, 2017, and December 31, 2016, foreign currency forward and swap contracts outstanding related to intercompany receivables and payables had total notional amounts of $452 million and $437 million, respectively. As of September 30, 2017 these foreign currency forward and swap contracts have durations expiring as early as 2017 and as late as 2020.

During the quarter ended September 30, 2017, we entered into foreign currency forward contracts with U.S. dollar notional amounts of $319 million to reduce the volatility of certain expected Thai Baht denominated proceeds related to our refranchising of KFC Thailand. These forward contracts are designated as a net investment hedge of our foreign operations to the extent that we have foreign currency denominated net assets. The mark-to-market adjustments associated with the portion of the forward contracts designated as a net investment hedge are recorded as a cumulative translation adjustment within AOCI. Forward contracts related to expected proceeds that exceed our net foreign investment do not qualify for hedge accounting. The mark-to-market adjustments associated with the portion of the forward contracts which exceeds our net foreign investment are recorded as Refranchising (gain) loss as the objective of the forwards are to provide an economic hedge related to expected foreign currency refranchising proceeds. These foreign currency forward contracts did not have a material impact on our Condensed Consolidated Financial Statements for the quarter ended September 30, 2017, and will mature in December 2017.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2017, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. All counterparties have performed in accordance with their contractual obligations as of September 30, 2017.

Gains and losses on derivative instruments designated as cash flow and net investment hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2017	2016	2017	2016	2017	2016	2017	2016

Interest rate swaps	$—	$(9)	$—	$—	$(8)	$(9)	$2	$—

Foreign currency contracts	(17)	(5)	15	5	(49)	(11)	50	11

Income tax benefit/(expense)	2	1	(2)	—	5	1	(3)	—

As of September 30, 2017, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $5 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of September 30, 2017, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	9/30/2017		12/31/2016
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,277	$2,385	$2,294	$2,315
Subsidiary Senior Unsecured Notes(b)	2,850	3,045	2,100	2,175
Term Loan A Facility(b)	500	502	500	501
Term Loan B Facility(b)	1,980	1,996	1,990	2,016
YUM Senior Unsecured Notes(b)	2,200	2,290	2,200	2,216

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

Recurring Fair Value Measurements

The Company has interest rate swaps, foreign currency contracts and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 12 for discussion regarding derivative instruments). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the quarter and year to date ended September 30, 2017.

		Fair Value
	Level	9/30/2017	12/31/2016	Condensed Consolidated Balance Sheet
Interest Rate Swaps - Liability	2	$—	$3	Accounts payable and other current liabilities
Interest Rate Swaps - Asset	2	4	—	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	2	33	47	Other assets
Foreign Currency Contracts - Liability	2	33	—	Other liabilities and deferred credits
Foreign Currency Contracts - Asset	2	2	6	Prepaid expenses and other current assets
Foreign Currency Contracts - Asset	2	—	10	Other assets
Other Investments	1	27	24	Other assets

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs. The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a stock index fund or bond index fund. The other investments' fair value is determined based on the closing market prices of the respective mutual funds as of September 30, 2017 and December 31, 2016.

Non-Recurring Fair Value Measurements

The Company's long-lived assets such as property, plant and equipment, goodwill and intangible assets are measured at fair value on a non-recurring basis if determined to be impaired or if deemed held-for-sale. During the quarter and year to date ended September 30, 2017, we recorded losses related to our decision to refranchise certain Company-operated stores that were deemed held-for-sale. See Note 5. The carrying value of the restaurant assets measured at fair value, as based on their expected sales price, are approximately $76 million as of September 30, 2017. See Note 7.

Note 14 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 30, 2017, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $550 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 30, 2017, was approximately $470 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of September 30, 2017, was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at September 30, 2017, our guarantee exposure under this program is approximately $3 million based on total loans outstanding of $17 million.

In addition to the guarantees described above, we have provided guarantees of up to approximately $43 million on behalf of franchisees for several financing programs related to specific initiatives.  At September 30, 2017, our guarantee exposure under these financing programs is approximately $7 million based on total loans outstanding under these financing programs of $13 million.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

We are currently engaged in various legal proceedings and have certain unresolved claims pending, the ultimate liability for which, if any, cannot be determined at this time. However, based upon consultation with legal counsel, we are of the opinion that such proceedings and claims are not expected to have a material adverse effect, individually or in the aggregate, on our Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Yum! Brands, Inc. (“YUM” or the “Company”) operates or franchises a worldwide system of over 44,000 restaurants in 137 countries and territories, primarily through the concepts of KFC, Pizza Hut and Taco Bell. These three concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively. Of the over 44,000 restaurants, 5% are operated by the Company and its subsidiaries and 95% are operated by franchisees.

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

•
More Focused. Four growth drivers will form the basis of YUM’s strategic plans and repeatable business model to accelerate same-store sales growth and net-new restaurant development at KFC, Pizza Hut and Taco Bell around the world over the long term. The Company will focus on becoming best-in-class in:

•	Building Distinctive, Relevant and Easy Brands

•	Developing Unmatched Franchise Operating Capability

•	Driving Bold Restaurant Development

•	Growing Unrivaled Culture and Talent

•	More Franchised. YUM intends to increase franchise restaurant ownership to at least 98% by the end of 2018.

•	More Efficient. The Company intends to revamp its financial profile, improving the efficiency of its organization and cost structure globally, by:

•	Reducing annual capital expenditures to approximately $100 million in 2019;

•	Reducing 2015 General and administrative ("G&A") expenses by a cumulative ~$300 million by 2019; and

•	Maintaining an optimized capital structure of ~5.0x Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) leverage.

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

•
System sales and system sales growth include the results of all restaurants regardless of ownership, including company-owned and franchise restaurants that operate our Concepts.  Sales of franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales.  Franchise restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues.  We believe system sales and system sales growth are useful to investors as significant indicators of the overall strength of our business as they incorporate all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

•	Same-store sales growth is the estimated percentage change in sales of all restaurants that have been open and in the YUM system one year or more.

•	Net new units represents new unit openings, offset by store closures.

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

•
In addition to the results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") , the Company has provided non-GAAP measurements which present Diluted Earnings Per Share from Continuing Operations excluding Special Items, our Effective Tax Rate excluding Special Items, System Sales and Core Operating Profit. Core Operating Profit excludes Special Items and FX and we use Core Operating Profit for the purposes of evaluating performance internally. Special Items are not included in any of our Division segment results, and we believe the elimination of the FX impact from Core Operating Profit provides better year-to-year comparability without the distortion of foreign currency fluctuations. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP.  Rather, the Company believes that the presentation of Diluted Earnings Per Share from Continuing Operations excluding Special Items, our Effective Tax Rate excluding Special Items, System Sales and Core Operating Profit, provide additional information to investors to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

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

For the quarter ended September 30, 2017, GAAP diluted EPS from continuing operations increased 115% to $1.18 per share, and diluted EPS from continuing operations, excluding Special Items, increased 22% to $0.68 per share.

For the year to date ended September 30, 2017, GAAP diluted EPS from continuing operations increased 46% to $2.52 per share, and diluted EPS from continuing operations, excluding Special Items, increased 20% to $2.01 per share.

Quarterly Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+7	+4	+4	+14	+13
Pizza Hut Division	+3	+1	+2	(1)	Even
Taco Bell Division	+6	+3	+3	+3	+3
Worldwide	+6	+3	+3	+61	+11

Year to date Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+3	+4	+15	+16
Pizza Hut Division	+2	(1)	+2	(2)	Even
Taco Bell Division	+8	+5	+3	+10	+10
Worldwide	+5	+2	+3	+33	+13

Additionally:

•	During the quarter, we opened 362 net new units and, year to date, we opened 677 net new units for 3% net new unit growth.

•
During the quarter, we refranchised 209 restaurants, including 72 KFC, 46 Pizza Hut and 91 Taco Bell units, for proceeds of $395 million. We recorded refranchising gains of $201 million in Special Items. During the year to date, we refranchised 574 restaurants, including 143 KFC, 245 Pizza Hut and 186 Taco Bell units, for proceeds of $716 million. We recorded refranchising gains of $331 million in Special Items.

•
During the quarter, we repurchased 6.6 million shares totaling $501 million at an average price of $75. During the year to date we repurchased 19.1 million shares totaling $1.3 billion at an average share price of $69. As of quarter end, there was $588 million remaining in share repurchase authorization through year end 2017.

•	Foreign currency translation impacted divisional operating profit favorably for the quarter by $2 million and negatively year to date by $9 million.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2017	2016	% B/(W)		2017	2016	% B/(W)
Company sales	$871	$992	(12)		$2,682	$2,951	(9)
Franchise and license fees and income	565	526	7		1,619	1,519	7
Total revenues	$1,436	$1,518	(5)		$4,301	$4,470	(4)

Restaurant profit	$154	$161	(4)		$459	$476	(4)
Restaurant margin %	17.7%	16.2%	1.5	ppts.	17.1%	16.1%	1.0	ppts.

G&A expenses	$215	$270	20		$699	$767	9
Franchise and license expenses	61	40	(53)		161	145	(12)
Closures and impairment (income) expenses	1	1	74		3	10	77
Refranchising (gain) loss	(201)	(21)	NM		(331)	(75)	NM
Other (income) expense	—	(1)	NM		—	(14)	NM
Operating Profit	$643	$398	61		$1,546	$1,162	33

Other pension (income) expense	$10	$(1)	NM		$42	$(2)	NM
Interest expense, net	109	98	(11)		322	191	(69)
Income tax provision	106	83	(28)		278	263	(6)
Income from continuing operations	$418	$218	92		$904	$710	27
Income from discontinued operations, net of tax	—	422	NM		—	630	NM
Net Income	$418	$640	(35)		$904	$1,340	(33)

Diluted EPS(a) from continuing operations	$1.18	$0.55	115		$2.52	$1.73	46
Diluted EPS(a) from discontinued operations	N/A	1.07	NM		N/A	1.54	NM
Diluted EPS(a)	$1.18	$1.62	(27)		$2.52	$3.27	(23)
Effective tax rate - continuing operations	20.2%	27.5%	7.3	ppts.	23.5%	27.0%	3.5	ppts.

(a)	See Note 2 for the number of shares used in this calculation.

Performance Metrics

Unit Count	9/30/2017	9/30/2016	% Increase (Decrease)
Franchise	42,017	39,970	5
Company-owned	2,335	3,044	(23)
	44,352	43,014	3

	Quarter ended		Year to date
	2017	2016	2017	2016
System Sales Growth, reported	6%	2%	5%	1%
System Sales Growth, excluding FX	6%	4%	5%	4%
Same-store Sales Growth	3%	1%	2%	1%

Non-GAAP Items
Core Operating Profit Growth	11%		13%
Diluted EPS Growth from Continuing Operations, excluding Special Items	22%		20%

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
Detail of Special Items	2017	2016	2017	2016
Refranchising gain (loss) (See Note 5)	$201	$21	$331	$75
YUM's Strategic Transformation Initiatives (See Note 5)	(4)	(30)	(15)	(34)
Costs associated with Pizza Hut U.S. Transformation Agreement (See Note 5)	(8)	—	(20)	—
Costs associated with KFC U.S. Acceleration Agreement (See Note 5)	(4)	—	(12)	(17)
Non-cash charges associated with share-based compensation (See Note 5)	—	—	(18)	—
Other Special Items Income (Expense)(b)	5	(1)	3	(3)
Special Items Income (Expense) - Operating Profit	190	(10)	269	21
Special Items - Other Pension Income (Expense) (See Note 5)	(1)	—	(23)	—
Special Items Income (Expense) from Continuing Operations before Income Taxes	189	(10)	246	21
Tax Benefit (Expense) on Special Items( c)	(13)	5	(64)	—
Special Items Income (Expense), net of tax	$176	$(5)	$182	$21
Average diluted shares outstanding	353	395	358	410
Special Items diluted EPS	$0.50	$(0.01)	$0.51	$0.05

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$643	$398	$1,546	$1,162
Special Items Income (Expense)	190	(10)	269	21
Foreign Currency Impact on GAAP Operating Profit(a)	2	N/A	(9)	N/A
Core Operating Profit	$451	$408	$1,286	$1,141

KFC Division
GAAP Operating Profit	$260	$230	$710	$618
Foreign Currency Impact on GAAP Operating Profit(a)	2	N/A	(5)	N/A
Core Operating Profit	$258	$230	$715	$618

Pizza Hut Division
GAAP Operating Profit	$82	$84	$250	$256
Foreign Currency Impact on GAAP Operating Profit(a)	—	N/A	(4)	N/A
Core Operating Profit	$82	$84	$254	$256

Taco Bell Division
GAAP Operating Profit	$147	$143	$440	$400
Foreign Currency Impact on GAAP Operating Profit(a)	—	N/A	—	N/A
Core Operating Profit	$147	$143	$440	$400

Reconciliation of Diluted EPS from Continuing Operations to Diluted EPS from Continuing Operations excluding Special Items
Diluted EPS from Continuing Operations	$1.18	$0.55	$2.52	$1.73
Special Items Diluted EPS	0.50	(0.01)	0.51	0.05
Diluted EPS from Continuing Operations excluding Special Items	$0.68	$0.56	$2.01	$1.68

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	20.2%	27.5%	23.5%	27.0%
Impact on Tax Rate as a result of Special Items(c)	(7.6)%	(0.5)%	0.7%	(0.6)%
Effective Tax Rate excluding Special Items	27.8%	28.0%	22.8%	27.6%

Reconciliation of Company Sales to System Sales

Consolidated
Company Sales(d)	$871	$992	$2,682	$2,951
Franchise sales	10,800	10,018	30,729	29,019
System sales	$11,671	$11,010	$33,411	$31,970

KFC Division
Company Sales(d)	$498	$520	$1,465	$1,541
Franchise sales	5,784	5,313	16,223	15,277
System sales	$6,282	$5,833	$17,688	$16,818

Pizza Hut Division
Company Sales(d)	$55	$106	$226	$366
Franchise sales	2,911	2,778	8,439	8,263
System sales	$2,966	$2,884	$8,665	$8,629

Taco Bell Division
Company Sales(d)	$318	$366	$991	$1,044
Franchise sales	2,105	1,927	6,067	5,479
System sales	$2,423	$2,293	$7,058	$6,523

(a)
The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented. When determining applicable Core Operating Profit growth percentages, the Core Operating Profit for the current year should be compared to the prior GAAP Operating Profit adjusted only for the prior year Special Items Income (Expense).

(b)	In 2017, Other Special Items Income (Expense) primarily includes depreciation reductions arising from KFC restaurants classified as held-for-sale. See Note 5.

(c)
The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. We are utilizing an approach in which we recompute our estimated annual Effective Tax Rate and year to date income tax expense excluding Special Items, which allows us to determine the incremental tax impact of Special Items.

(d)	Company Sales represents sales from our Company-operated stores as presented on our Condensed Consolidated Statements of Income.

KFC Division

The KFC Division has 21,063 units, 80% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 55% of both the Division’s units and profits as of the end of 2016. Additionally, 93% of the KFC Division units were operated by franchisees as of the end of 2016.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2017	2016	Reported		Ex FX		2017	2016	Reported		Ex FX
System Sales	$6,282	$5,833	8		7		$17,688	$16,818	5		6
Same-Store Sales Growth			4		N/A				3		N/A

Company sales	$498	$520	(4)		(6)		$1,465	$1,541	(5)		(5)
Franchise and license fees and income	296	267	11		11		831	761	9		10
Total revenues	$794	$787	1		(1)		$2,296	$2,302	—		—

Restaurant profit	$79	$78	2		(1)		$221	$221	—		—
Restaurant margin %	15.9%	15.0%	0.9	ppts.	0.8	ppts.	15.1%	14.4%	0.7	ppts.	0.7	ppts.

G&A expenses	$85	$89	5		6		$259	$276	6		6
Operating Profit	$260	$230	14		13		$710	$618	15		16

			% Increase (Decrease)
Unit Count	9/30/2017	9/30/2016
Franchise	19,745	18,778	5
Company-owned	1,318	1,506	(12)
	21,063	20,284	4

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	2017
Company sales	$520	$(48)	$16	$10	$498
Cost of sales	(178)	17	(7)	(4)	(172)
Cost of labor	(120)	13	(5)	(2)	(114)
Occupancy and other	(144)	14	(1)	(2)	(133)
Company restaurant expenses	$(442)	$44	$(13)	$(8)	$(419)
Restaurant profit	$78	$(4)	$3	$2	$79

	Year to date
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	2017
Company sales	$1,541	$(124)	$42	$6	$1,465
Cost of sales	(526)	42	(15)	(5)	(504)
Cost of labor	(362)	29	(13)	1	(345)
Occupancy and other	(432)	41	(3)	(1)	(395)
Company restaurant expenses	$(1,320)	$112	$(31)	$(5)	$(1,244)
Restaurant profit	$221	$(12)	$11	$1	$221

The quarterly and year to date decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising, partially offset by international net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4% and 3% for the quarter and year to date, respectively, partially offset by higher labor and commodity costs.

Franchise and License Fees and Income

The quarterly and year to date increases in Franchise and license fees and income, excluding the impacts of foreign currency translation, were driven by international net new unit growth, franchise same-store sales growth of 4% and 3% for the quarter and year to date, respectively, refranchising and higher renewal and transfer fees.

G&A Expenses

The quarterly and year to date decreases in G&A expenses, excluding the impact of foreign currency translation, were driven by the positive impact of YUM’s Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impact of foreign currency translation, were driven by same-store sales growth, international net new unit growth, lower G&A expenses and higher renewal and transfer fees, partially offset by higher restaurant operating costs and refranchising.

Pizza Hut Division

The Pizza Hut Division has 16,551 units, 46% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately one-third of both units and profits for the Division as of the end of 2016. Additionally, 97% of the Pizza Hut Division units were operated by franchisees as of the end of 2016.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2017	2016	Reported		Ex FX		2017	2016	Reported		Ex FX

System Sales	$2,966	$2,884	3		3		$8,665	$8,629	—		2
Same-Store Sales Growth (Decline)			1		N/A				(1)		N/A

Company sales	$55	$106	(47)		(47)		$226	$366	(38)		(38)
Franchise and license fees and income	148	145	2		2		433	433	—		1
Total revenues	$203	$251	(19)		(18)		$659	$799	(17)		(17)

Restaurant profit	$1	$4	(71)		(71)		$14	$29	(53)		(52)
Restaurant margin %	1.9%	3.5%	(1.6)	ppts.	(1.6)	ppts.	6.0%	7.9%	(1.9)	ppts.	(1.9)	ppts.

G&A expenses	$44	$55	21		21		$151	$170	12		11
Operating Profit	$82	$84	(1)		—		$250	$256	(2)		—

			% Increase (Decrease)
Unit Count	9/30/2017	9/30/2016
Franchise	16,245	15,578	4
Company-owned	306	637	(52)
	16,551	16,215	2

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	2017
Company sales	$106	$(50)	$(1)	$—	$55
Cost of sales	(29)	14	(1)	—	(16)
Cost of labor	(35)	15	1	—	(19)
Occupancy and other	(38)	17	2	—	(19)
Company restaurant expenses	$(102)	$46	$2	$—	$(54)
Restaurant profit	$4	$(4)	$1	$—	$1

	Year to date
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	2017
Company sales	$366	$(135)	$(3)	$(2)	$226
Cost of sales	(101)	38	(2)	—	(65)
Cost of labor	(116)	43	(2)	1	(74)
Occupancy and other	(120)	42	5	—	(73)
Company restaurant expenses	$(337)	$123	$1	$1	$(212)
Restaurant profit	$29	$(12)	$(2)	$(1)	$14

The quarterly decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales declines of 2% and higher commodity costs, partially offset by lower property and casualty losses.

The year to date decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales declines of 2% and higher commodity and labor costs, partially offset by lower property and casualty losses.

Franchise and License Fees and Income

The quarterly increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by refranchising, franchise same-store sales growth of 1%, and net new unit growth.

The year to date increase in Franchise and license fees and income, excluding the impact of foreign currency translation, was driven by the favorable impact of refranchising and net new unit growth, partially offset by the impact of franchise same-store sales declines of 1%.

G&A Expenses

The quarterly decrease in G&A expenses, excluding the impact of foreign currency translation, was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

The year to date decrease in G&A expenses, excluding the impact of foreign currency translation, was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, partially offset by increased litigation costs.

Operating Profit

Operating Profit, excluding the impact of foreign currency translation, for the quarter and year to date was even with prior year as lower G&A expenses were offset by increased advertising costs associated with the Pizza Hut U.S. Transformation Agreement.

Taco Bell Division

The Taco Bell Division has 6,738 units, the vast majority of which are in the U.S. The Company owned 14% of the Taco Bell units in the U.S. as of the end of 2016.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2017	2016	Reported		Ex FX		2017	2016	Reported		Ex FX

System Sales	$2,423	$2,293	6		6		$7,058	$6,523	8		8
Same-Store Sales Growth			3		N/A				5		N/A

Company sales	$318	$366	(13)		(13)		$991	$1,044	(5)		(5)
Franchise and license fees and income	124	115	7		7		358	327	9		9
Total revenues	$442	$481	(8)		(8)		$1,349	$1,371	(2)		(2)

Restaurant profit	$69	$79	(12)		(12)		$219	$226	(3)		(3)
Restaurant margin %	21.9%	21.7%	0.2	ppts.	0.2	ppts.	22.1%	21.7%	0.4	ppts.	0.4	ppts.

G&A expenses	$41	$48	15		15		$122	$141	14		14
Operating Profit	$147	$143	3		3		$440	$400	10		10

			% Increase (Decrease)
Unit Count	9/30/2017	9/30/2016
Franchise	6,027	5,614	7
Company-owned	711	901	(21)
	6,738	6,515	3

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2016	Store Portfolio Actions	Other	2017
Company sales	$366	$(53)	$5	$318
Cost of sales	(96)	13	(4)	(87)
Cost of labor	(105)	14	—	(91)
Occupancy and other	(86)	12	3	(71)
Company restaurant expense	$(287)	$39	$(1)	$(249)
Restaurant profit	$79	$(14)	$4	$69

	Year to date
Income / (Expense)	2016	Store Portfolio Actions	Other	2017
Company sales	$1,044	$(91)	$38	$991
Cost of sales	(270)	23	(15)	(262)
Cost of labor	(302)	25	(11)	(288)
Occupancy and other	(246)	21	3	(222)
Company restaurant expense	$(818)	$69	$(23)	$(772)
Restaurant profit	$226	$(22)	$15	$219

The quarterly decrease in Company Sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 2%, partially offset by commodity cost inflation and higher labor costs.

The year to date decrease in Company Sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4%, partially offset by higher labor costs, commodity cost inflation, and increased cost of sales associated with value offerings.

Franchise and License Fees and Income

The quarterly increase in Franchise and License fees and income was driven by refranchising, franchise same-store sales growth of 3% and net new unit growth.

The year to date increase in Franchise and License fees and income was driven by franchise same-store sales growth of 5%, net new unit growth and refranchising.

G&A Expenses

The quarterly decrease in G&A expenses was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

The year to date decrease in G&A expense was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising and lower litigation costs.

Operating Profit

The quarterly and year to date increases in Operating Profit were driven by same-store sales growth, net new unit growth and lower G&A, partially offset by higher restaurant operating costs and refranchising.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2017	2016	% B/(W)		2017	2016	% B/(W)
Corporate and unallocated G&A expenses	$(45)	$(78)	42		$(167)	$(180)	7
Unallocated restaurant costs	5	—	NM		5	—	NM
Unallocated Franchise and license fees and income	(3)	(1)	NM		(3)	(2)	NM
Unallocated Franchise and license expenses	(5)	1	NM		(21)	(15)	(34)
Refranchising gain (loss) (See Note 5)	201	21	NM		331	75	NM
Unallocated Other income (expense)	1	(2)	NM		1	10	(88)
Other pension income (expense) (See Note 10)	(10)	1	NM		(42)	2	NM
Interest expense, net	(109)	(98)	(11)		(322)	(191)	(69)
Income tax provision (See Note 8)	(106)	(83)	(28)		(278)	(263)	(6)
Effective tax rate (See Note 8)	20.2%	27.5%	7.3	ppts.	23.5%	27.0%	3.5	ppts.

Corporate and unallocated G&A expenses

The decrease in Corporate G&A expenses for the quarter to date was driven by lower year-over-year spending associated with YUM’s Strategic Transformation Initiatives (See Note 5), as well as current year G&A reductions due to the impact of YUM's Strategic Transformation Initiatives.

The year to date decrease in Corporate G&A expenses was driven by lower year-over-year spending associated with YUM’s Strategic Transformation Initiatives (See Note 5), as well as current year G&A reductions due to the impact of YUM's Strategic Transformation Initiatives, offset by non-cash charges associated with the modification of Executive Income Deferral (“EID”) share-based compensation awards (See Note 5).

Unallocated restaurant costs

Represents depreciation reductions that were not allocated to the division segments. See Note 5.

Unallocated Franchise and license fees and income

Unallocated Franchise and license fees and income reflects charges related to the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Franchise and license expenses

Unallocated Franchise and license expenses reflect charges related to the Pizza Hut Transformation Agreement and/or the KFC U.S. Acceleration Agreement. See Note 5.

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

	Quarter ended	Year to date
	2016(a)	2016(b)
Total revenues	$1,883	$4,774
Total income from discontinued operations before income taxes(c)	289	564
Income tax provision (benefit)(d)	(143)	(76)
Income from discontinued operations, net of tax	422	630

(a)	Includes historical Yum China financial results from June 1, 2016 to August 31, 2016.

(b)
Includes historical Yum China financial results from January 1, 2016 to August 31, 2016, plus an additional month of expense associated with the license fee paid to YUM to conform to the new YUM reporting calendar.

(c)
Includes costs incurred to execute the Separation of $7 million and $25 million for the quarter and year to date ended September 30, 2016, respectively. Such costs primarily related to transaction advisors, legal and other consulting fees.

(d)
Includes a tax benefit of $233 million recognized in the third quarter of 2016 related to previously recorded losses associated with our former Little Sheep business. The tax benefit associated with these losses was able to be recognized as a result of legal entity restructuring in anticipation of the Separation.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

We have refranchised a significant number of restaurants since the announcement of YUM’s Strategic Transformation Initiatives in October 2016, and anticipate additional, significant refranchising will occur in the fourth quarter of 2017. The impact on Operating profit due to refranchising includes the loss of restaurant profit, which reflects the decrease in Company sales, and the increase in franchise fees from restaurants that have been refranchised. We expect to reduce G&A, including reductions directly attributable to refranchising, such that, upon completion of YUM’s Strategic Transformation Initiatives in 2019, on an annual basis, the impact of lost Operating profit from refranchising will be offset by G&A reductions we are making. However, we expect that Operating profit will be negatively impacted in the quarter ended December 31, 2017 and throughout 2018 as certain G&A reductions lag the loss of Operating profit due to refranchising. Additionally, our fiscal year 2016 included 53 weeks for our U.S businesses and for our international subsidiaries that report on a period calendar. We expect the lapping of the prior year’s 53rd week and the impact of refranchising, net of G&A reductions, to negatively impact Core Operating Profit growth for the quarter ended December 31, 2017 by 10 to 12 percentage points.

Additionally, we anticipate that $15 million of incremental Pizza Hut media investment (see Note 5) will be incurred in the quarter ended December 31, 2017, negatively impacting Core Operating Profit growth by an incremental 3 percentage points.

Consolidated Cash Flows from Continuing Operations

Net cash provided by operating activities was $718 million in 2017 versus $936 million in 2016. The decrease was largely driven by an increase in interest payments and retirement and deferred compensation payouts to retirees, partially offset by an increase in operating profit before Special Items.

Net cash provided by investing activities was $489 million in 2017 versus net cash used in investing activities of $127 million in 2016. The change was primarily driven by higher proceeds from refranchising of restaurants.

Net cash used in financing activities was $1,029 million in 2017 versus net cash provided by financing activities of $442 million in 2016. The change was primarily driven by lower net borrowings, partially offset by lower share repurchases.

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

From 2017 through 2019, we intend to return $6.5 to $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these shareholder returns through a combination of free cash flow generation, refranchising proceeds and maintenance of our five times EBITDA leverage. We anticipate generating proceeds in excess of $2 billion, net of tax, through the refranchising of over 2,000 stores during 2017 and 2018. During the year to date ended September 30, 2017, we repurchased 19 million shares of our Common Stock for $1.3 billion and paid cash dividends of $315 million.

We have historically generated substantial cash flows from the operations of our company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows from continuing operations have approximated $1.2 billion each of the past three years. Going forward, we anticipate that any decrease in cash flows from the operation of fewer Company-owned stores due to refranchising will be offset with savings generated from decreased capital investment and G&A expense required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain approximately $1 billion of undrawn capacity under our existing revolving facilities.

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

Borrowing Capacity

Securitization Notes. In May 2016, Taco Bell Funding, LLC, a newly formed special purpose subsidiary of the Company, issued an aggregate of $2.3 billion of fixed rate senior secured notes (“Class A-2 Notes”). In connection with the issuance of the Class A-2 Notes, Taco Bell Funding, LLC also issued variable rate notes (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Securitization Notes”) pursuant to a new revolving financing facility, which allowed for the borrowing of up to $100 million including the issuance of letters of credit of up to $50 million. We have no outstanding borrowings related to the Variable Funding Notes and have $11 million in letters of credit outstanding as of September 30, 2017 related to the facility. The Securitization Notes contain cross-default provisions whereby the failure to pay principal on any outstanding Securitization Notes will constitute an event of default under any other Securitization Notes. On October 16, 2017, Taco Bell Funding, LLC terminated the Variable Funding Notes.

Credit Agreement. On June 16, 2016, three wholly-owned subsidiaries of the Company, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as co-borrowers (the "Borrowers") entered into a new credit agreement (the “Credit Agreement”) providing for the following (each of which may be increased subject to certain conditions): (i) a $500 million Term Loan A facility (the “Term Loan A Facility”), (ii) a $2 billion Term Loan B facility (the “Term Loan B Facility”) and (iii) a $1 billion revolving facility (the “Revolving Facility”), which has outstanding borrowings of $35 million and has $4 million in letters of credit outstanding as of September 30, 2017. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

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

The majority of our remaining long-term debt primarily comprises senior, unsecured obligations ("YUM Senior Unsecured Notes"), which rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. The YUM Senior Unsecured Notes have varying maturity dates from 2018 through 2043 and stated interest rates ranging from 3.75% to 6.88%. Amounts outstanding under YUM Senior Unsecured Notes were $2.2 billion at September 30, 2017. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice. We were in compliance with all of our debt covenant requirements at September 30, 2017.

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

The standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. We currently believe that the services we provide related to upfront fees we receive from franchisees such as initial or renewal fees do not contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue over the term of each respective franchise agreement. We currently recognize upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. The standards would require any such unamortized portion of fees received to be presented in our Consolidated Balance Sheets as a contract liability.

Similarly, we currently believe the benefits we receive from incentive payments we may make to our franchisees (e.g. equipment funding provided under the KFC U.S. Acceleration Agreement, see Note 5) are not separate and distinct from the benefits we receive from the franchise right and thus those incentive payments will be amortized as a reduction of revenue over the period of expected cash flows from the franchise agreements to which the payment relates. Currently, we recognize any payments made to franchisees within our Consolidated Statements of Income when we are obligated to make the payment. The standards would require any such unamortized portion of payments to be presented in our Consolidated Balance Sheets as an asset.

After completing a comprehensive review of our franchise agreements and incentive payments we are currently in the process of quantifying the financial statement impacts of the above changes. The contract liabilities and the assets associated with upfront fees and incentive payments, respectively, required to be recorded upon the adoption of these standards may be significant.

We also believe the standards will have an impact on transactions currently not included in our revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising cooperatives that we are required to consolidate under current GAAP. We do not currently include these contributions and expenditures in our Consolidated Statements of Income or

Cash Flows in accordance with current GAAP. See Note 2 of our 2016 Form 10-K for details. The new standards will impact the principal/agent determinations in these arrangements by superseding industry-specific guidance included in current GAAP. If we determine that we are the principal in these arrangements we will include contributions to and expenditures from these advertising cooperatives within our Consolidated Statements of Income and Cash Flows. While any such change has the potential to materially impact our gross amount of reported revenues and expenses, such impact is anticipated to be largely offsetting and we would not expect there to be a significant impact on our reported Net Income. We are currently in the process of quantifying the financial statement impacts of these contributions and expenditures.

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

In October 2016, the FASB issued a standard that requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance will require a modified retrospective application with a cumulative adjustment to opening retained earnings at the beginning of our first quarter of fiscal 2018. We are currently evaluating the impact of adopting the standard on our Financial Statements.

In August 2017, the FASB issued a standard that refines and expands existing hedge accounting guidance. The standard is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. We do not anticipate the impact of adopting this standard will be material to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2017 to the disclosures made in Item 7A of the Company’s 2016 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2017.

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

We have reviewed the accompanying condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of September 30, 2017, and the related condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the quarter and year-to-date periods ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the year-to-date periods ended September 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of YUM’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of YUM as of December 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity (deficit) for the year then ended (not presented herein), and in our report dated February 21, 2017, we expressed an unqualified opinion on those consolidated financial statements. As more fully discussed in Note 1 to the accompanying condensed consolidated financial statements, the unaudited comparative balance sheet as of December 31, 2016, presented herein, has been derived from the December 31, 2016 balance sheet and has been restated for the effects of the change in accounting principle whereby YUM changed its fiscal year from a 52-53 week fiscal year to a fiscal year ending on December 31 of each year and eliminated any of the one-month or one-period reporting lags of its international subsidiaries. However, we have not audited the adjustments that were applied to restate the balance sheet as of December 31, 2016, and accordingly, we express no opinion thereon.

/s/ KPMG LLP
Louisville, Kentucky
November 8, 2017

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2017 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
7/1/17-7/31/17	1,351	$74.04	1,351	$989

8/1/17-8/31/17	2,718	$75.75	2,718	$783

9/1/17-9/30/17	2,579	$75.62	2,579	$588
Total	6,648	$75.35	6,648	$588

On November 17, 2016, our Board of Directors authorized share repurchases through December 2017 of up to $2.0 billion (excluding applicable transaction fees) of our outstanding Common Stock. All repurchases were made under this authorization.

Item 6. Exhibits

(a)	Exhibit Index
Incorporated by Reference
	Exhibit No.	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)	—	—	—	—

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	—

	101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	November 8, 2017	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)