Form 10-K
period 2017-12-31
YUM BRANDS INC
filed 2018-02-22
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[•]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and"emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):  Large accelerated filer:  [✓] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ] Emerging growth company: [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No ✓

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2017 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $25.4 billion.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 14, 2018 was 332,513,103 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 17, 2018 are incorporated by reference into Part III.

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

As of December 31, 2017, YUM consists of three operating segments:

•	The KFC Division which includes the worldwide operations of the KFC concept

•	The Pizza Hut Division which includes the worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes the worldwide operations of the Taco Bell concept

On October 31, 2016 (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). On the Distribution Date, we distributed to each of our shareholders of record as of the close of business on October 19, 2016 (the “Record Date”) one share of Yum China common stock for each share of our Common Stock held as of the Record Date. The distribution was structured to be a tax free distribution to our U.S. shareholders for federal income tax purposes in the United States. Yum China’s common stock trades on the New York Stock Exchange under the symbol “YUMC.” After the distribution, we do not beneficially own any shares of Yum China common stock.

Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations and cash flows of the separated business are presented as discontinued operations in our Consolidated Statements of Income and Consolidated Statements of Cash Flows for periods presented prior to the Separation. See additional information related to the impact of the Separation in Item 8, Note 4 to the Consolidated Financial Statements.

Operating segment information for the years ended December 31, 2017, 2016 and 2015 for the Company is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and in the related Consolidated Financial Statements in Part II, Item 8.

Narrative Description of Business

General

YUM has over 45,000 restaurants in more than 135 countries and territories.  The Company's three concepts of KFC, Pizza Hut and Taco Bell (the “Concepts”), develop, operate or franchise a worldwide system of restaurants which prepare, package and sell a menu of competitively priced food items.  Units are operated by the Concepts or by independent franchisees or licensees under the terms of franchise or license agreements, which typically require an initial non-refundable fee upon an individual store opening and the payment of sales-based fees for use of our Concepts' brands.  The terms "franchise" or "franchisee" within this Form 10-K are meant to describe third parties that operate units under either franchise or license agreements. Franchisees can range in size from individuals owning just one restaurant to large publicly-traded companies.

Restaurant Concepts

Most restaurants in each Concept offer consumers the ability to dine in and/or carry out food.  In addition, Taco Bell and KFC offer a drive-thru option in many stores.  Pizza Hut offers a drive-thru option on a much more limited basis.  Pizza Hut typically offers delivery service, while, on a more limited but expanding basis, KFC and Taco Bell allow for consumers to have the Concepts' food delivered either through store-level or third-party delivery services. In February 2018, we entered into an agreement with GrubHub, Inc., ("Grubhub") the leading online and mobile take out food-ordering company in the U.S. Under the agreement, Grubhub will provide support in the U.S. for the KFC and Taco Bell branded online delivery channels, along with access to Grubhub's online ordering platform, logistics and last-mile support for delivery orders, and point-of-sale integration to streamline operations.

Each Concept has proprietary menu items and emphasizes the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty and convenient food at competitive prices.

The franchise programs of the Company are designed to promote consistency and quality, and the Company is selective in granting franchises.  The Company utilizes both store-level franchise and master franchise programs to grow its businesses. Under store-level franchise agreements, franchisees supply capital – initially by paying a franchise fee to YUM, by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business.  In certain refranchising transactions the Company may retain ownership of land and building and lease them to the franchisee. Franchisees contribute to the Company’s revenues by paying non-refundable upfront fees at inception of the franchise agreement and on an ongoing basis through the payment of royalties based on a percentage of sales (usually 4% - 6%). Under master franchise arrangements, the Company enters into agreements that allow master franchisees to operate restaurants as well as sub-franchise within certain geographic territories. Master franchisees are responsible for overseeing development within their territories and collect initial fees and royalties from sub-franchisees. Master franchisees generally pay upfront fees and ongoing royalties at a reduced rate to the Company. Our largest master franchisee, Yum China, pays a 3% license fee on system sales of our Concepts in mainland China to the Company.

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

•	KFC operates in 131 countries and territories throughout the world. As of year end 2017, KFC had 21,487 units, 97 percent of which are franchised.

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

•	Pizza Hut operates in 106 countries and territories throughout the world. As of year end 2017, Pizza Hut had 16,748 units, 99 percent of which are franchised.

•
Pizza Hut operates in the delivery, carryout and casual dining segments around the world. Outside of the U.S., Pizza Hut often uses unique branding to differentiate these segments. Additionally, a growing percentage of Pizza Hut's customer orders are being generated digitally.

•
Pizza Hut features a variety of pizzas which are marketed under varying names.  Each of these pizzas is offered with a variety of different toppings suited to local preferences and tastes.  Many Pizza Huts also offer pasta and chicken wings, including approximately 5,900 stores offering wings under the WingStreet brand in the U.S. Outside the U.S., Pizza Hut casual dining restaurants offer a variety of core menu products other than pizza, which are typically suited to local preferences and tastes. Pizza Hut units feature a distinctive red roof logo on their signage.

Taco Bell

•	The first Taco Bell restaurant was opened in 1962 by Glen Bell in Downey, California, and in 1964, the first Taco Bell franchise was sold.

•	Taco Bell operates in 27 countries and territories throughout the world. As of year end 2017, there were 6,849 Taco Bell units, primarily in the U.S., 90 percent of which are franchised.

•
Taco Bell specializes in Mexican-style food products, including various types of tacos, burritos, quesadillas, salads, nachos and other related items.  Taco Bell offers breakfast items in its U.S. stores. Taco Bell units feature a distinctive bell logo on their signage.

Restaurant Operations

Through its Concepts, YUM develops, operates and franchises a worldwide system of both traditional and non-traditional Quick Service Restaurants ("QSR").  Traditional units can feature dine-in, carryout, drive-thru and delivery services.  Non-traditional units include express units and kiosks which have a more limited menu, usually generate lower sales volumes and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

Restaurant management structure varies by Concept and unit size.  Generally, each restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant.  Each Concept issues detailed manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for all aspects of restaurant operations, including food safety and quality, food handling and product preparation procedures, equipment maintenance, facility standards and accounting control procedures.  The restaurant management teams are responsible for the day-to-day operation of each unit and for ensuring compliance with operating standards. CHAMPS – which stands for Cleanliness, Hospitality, Accuracy, Maintenance, Product Quality and Speed of Service – is our proprietary systemwide program for training, measuring and rewarding employee performance against key customer measures.  CHAMPS is intended to align the operating processes of our entire system around one core set of standards. RGMs’ efforts, including CHAMPS performance measures, are monitored by Area Coaches, where sufficient scale allows.  Area Coaches typically work with approximately six to twelve restaurants.

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

In the U.S., the Company, along with the representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, are members of Restaurant Supply Chain Solutions, LLC (“RSCS"), which is responsible for purchasing certain restaurant products and equipment.  The core mission of RSCS is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment.  This arrangement combines the purchasing power of the Company-owned and franchisee restaurants, which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function.  The Company also believes that RSCS fosters closer alignment of interests and a stronger relationship with its franchisee community.

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third-party distribution companies.  In the U.S., McLane Foodservice, Inc. is the exclusive distributor for the majority of items used in Company-owned restaurants and for a substantial number of franchisee stores.

Outside the U.S., we and our Concepts' franchisees primarily use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors. We and our franchisees have approximately 6,400 food and paper suppliers, including U.S.-based suppliers that export to many countries.

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

The use of certain of these marks by franchisees has been authorized in our franchise agreements.  Under current law and with proper use, the Company’s rights in its marks can generally last indefinitely.  The Company also has certain patents on restaurant equipment which, while valuable, are not material to its business.

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7 and the Consolidated Statements of Cash Flows in Part II, Item 8.

Seasonal Operations

The Company does not consider its operations to be seasonal to any material degree.

Competition

The retail food industry, in which our Concepts compete, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including the QSR segment), and is intensely competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives, customer service reputation, restaurant location and attractiveness and maintenance of properties. Competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas. The industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Each of the Concepts competes with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.  Given the various types and vast number of competitors, our Concepts do not constitute a significant portion of the retail food industry in terms of number of system units or system sales, either on a worldwide or individual country basis.

Research and Development (“R&D”)

The Company operates R&D facilities in Plano, Texas (KFC and Pizza Hut Divisions); Irvine, California (Taco Bell Division); Louisville, Kentucky (KFC U.S.) and several other locations outside the U.S.  In addition to Company R&D, we regularly also engage independent suppliers to conduct research and development activities for the benefit of the YUM system. The Company expensed $22 million, $24 million and $25 million in 2017, 2016 and 2015, respectively, for R&D activities.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2017, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Operations.  The Company and its U.S. operations, as well as our franchisees, are subject to various federal, state and local laws affecting its business, including laws and regulations concerning information security, labor and employment, health, marketing, food labeling, sanitation and safety.  Each of our and our Concepts’ franchisees' restaurants in the U.S. must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety, fire and zoning agencies in the state and/or municipality in which the restaurant is located.  In addition, each Concept must comply with various state and federal laws that regulate the franchisor/franchisee relationship.  To date, the Company has not been materially adversely affected by such licensing and regulation or by any difficulty, delay or failure to obtain required licenses or approvals.

International Operations.  Our and our Concepts' franchisees' restaurants outside the U.S. are subject to national and local laws and regulations which are similar to those affecting U.S. restaurants.  The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and anti-corruption laws.

See Item 1A "Risk Factors" for a discussion of risks relating to federal, state, local and international regulation of our business.

Employees

As of year end 2017, the Company and its subsidiaries employed approximately 60,000 persons. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some employees are subject to labor council relationships that vary due to the diverse cultures in which the Company operates.  The Company and its Concepts consider their employee relations to be good.

Financial Information about Geographic Areas

Financial information about our significant geographic areas is incorporated herein by reference from the related Consolidated Financial Statements in Part II, Item 8.

Available Information

The Company makes available, through the Investor Relations section of its internet website at http://www.yum.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission ("SEC") at http://www.sec.gov.  These reports may also be obtained by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1 (800) SEC-0330.

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

Food-borne illnesses, such as E. coli, trichinosis, listeria and salmonella, occur or may occur within our system from time to time.  In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us or one of our Concepts’ restaurants, including restaurants operated by us or our Concepts’ franchisees, or linking our competitors or our industry generally, to instances of food-borne illness or food safety issues could adversely affect our Concepts’ brands and reputations as well as our revenues and profits, and possibly lead to product liability claims, litigation and damages.  If a customer of one of our Concepts becomes ill as a result of food safety issues, restaurants in our system may be temporarily closed, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.  In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales or the sales of our Concepts’ franchisees. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Health concerns arising from outbreaks of viruses or other diseases may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, including various strains of avian flu or swine flu, such as H1N1. The occurrence of such an outbreak of an epidemic, illness or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of restaurants, which would severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Our operations could be disrupted if any of our employees or employees of our business partners were suspected of having the avian flu or swine flu, or other illnesses such as hepatitis A or norovirus, since this could require us or our business partners to quarantine some or all of such employees or disinfect our restaurant facilities. Outbreaks of avian flu occur from time to time around the world, and such outbreaks have resulted in confirmed human cases. It is possible that outbreaks could reach pandemic levels.  Public concern over avian flu generally may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. Because poultry is a menu offering for our Concepts, this would likely result in lower revenues and profits for us and our Concepts’ franchisees. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact our profit margins and revenues.

Furthermore, other viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants.  We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on operations of restaurants.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may affect our business.

Our operating results and growth strategies are closely and increasingly tied to the success of our Concepts’ franchisees.

A significant and growing portion of our restaurants are operated by our Concepts’ franchisees. In 2016, we announced our plan to become at least 98% franchised by the end of 2018. Our refranchising efforts have increased, and will continue to increase, our dependence on the financial success and cooperation of our Concepts’ franchisees. In addition, our long-term system sales growth targets depend on an acceleration of our historical net system unit growth rate. Nearly all of this unit growth is expected to result from new unit openings by our Concepts’ franchisees. If our Concepts’ franchisees do not meet our expectations for new unit development, we may fall short of our system sales growth targets.

We have limited control over how our Concepts’ franchisees’ businesses are run, and their inability to operate successfully could adversely affect our operating results through decreased royalty payments. If our Concepts’ franchisees incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy.  If a significant franchisee of one of our Concepts becomes, or a significant number of our Concepts’ franchisees in the aggregate become, financially distressed, our operating results could be impacted through reduced or delayed royalty payments and reduced new unit development. In addition, we are contingently liable on certain of our Concepts’ franchisees’ lease agreements, including lease agreements that we have guaranteed or assigned to franchisees in connection with the refranchising of certain Company-owned restaurants. Our operating results could be impacted by any increased rent obligations for such leased properties to the extent our Concepts’ franchisees default on such lease agreements.

Our success also depends on the willingness and ability of our Concepts’ franchisees to implement major initiatives such as restaurant remodels or equipment or technology upgrades, which may require financial investment. Our Concepts may be unable to successfully implement strategies that we believe are necessary for further growth if their franchisees do not participate, which in turn may harm the growth prospects and financial condition of the Company. Additionally, the failure of our Concepts’ franchisees to focus on the fundamentals of restaurant operations, such as quality service and cleanliness (even if such failures do not rise to the level of breaching the related franchise documents), could have a negative impact on our business.

We may not successfully implement our transformation initiatives or fully realize the anticipated benefits from the transformation.

We are in the process of implementing our strategic transformation plans to drive global expansion of our KFC, Pizza Hut and Taco Bell brands. Among other things, this transformation includes a plan to become at least 98% franchised by the end of 2018 and to significantly reduce annual capital expenditures and our general and administrative costs, each by the end of 2019. We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits of this transformation, including the anticipated levels of cost savings and efficiency, within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives, or execute successfully on our transformation strategy, in the expected timeframes or at all. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.

We have significant exposure to the Chinese market through our largest franchisee, Yum China, which subjects us to risks that could negatively affect our business.

In connection with the Separation, we entered into a Master License Agreement with Yum China pursuant to which Yum China is the exclusive licensee of the KFC, Pizza Hut and Taco Bell Concepts and their related marks and other intellectual property rights for restaurant services in China. Following the Separation, Yum China became, and continues to be, our largest franchisee. As a result, our overall financial results are significantly affected by Yum China’s results. Yum China's business is exposed to risks in China, which include, among others, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), consumer preferences, and the regulatory environment, as well as increased media scrutiny of our Concepts and industry, fluctuations in foreign exchange rates and increased competition.  Further, any significant or prolonged deterioration in U.S.-China relations could adversely affect our Concepts in China if Chinese consumers reduce the frequency of their visits to Yum China’s restaurants.   Chinese law regulates Yum China's business conducted within China. Our royalty income from the Yum China business is therefore subject to numerous uncertainties based on the policies of the Chinese government, as they may change from time to time.

Our relationship with Yum China is governed by a Master License Agreement, which may be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of Yum China. In addition, if we are unable to enforce our intellectual property or contract rights in China, if Yum China is unable or unwilling to satisfy its obligations under the Master License Agreement, or if the Master License Agreement is otherwise terminated, it could result in an interruption in the operation of our brands that have been exclusively licensed to Yum China for use in China. Such interruption could cause a delay in, or loss of, royalty income to us, which would negatively impact our financial results.

Our international operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated in countries and territories outside of the U.S., including in emerging markets, and we intend to continue expansion of our international operations.  As a result, our business is increasingly exposed to risks inherent in international operations.  These risks, which can vary substantially by country, include political instability, corruption, anti-American sentiment and social and ethnic unrest, as well as changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment, income and non-income based tax rates and laws, sanctions, foreign exchange control regimes, consumer preferences and the laws and policies that govern foreign investment in countries where our restaurants are operated. In addition, our franchisees do business in jurisdictions that may be subject to trade or economic sanction regimes and such sanctions could be expanded. Any failure to comply with such sanction regimes or other similar laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of business licenses, or a cessation of operations at our franchisees’ businesses, as well as damage to our and our Concepts’ brands’ images and reputations, all of which could harm our profitability.

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

We receive and maintain certain personal, financial and other information about our customers, employees and franchisees. In addition, our vendors and/or franchisees receive and maintain certain personal, financial and other information about our employees and customers. The use and handling of this information is regulated by evolving and increasingly demanding laws and regulations in various jurisdictions, as well as by certain third-party contracts. If our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident or if our employees, franchisees or vendors fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure.

Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we, our Concepts and our Concepts’ franchisees do business. For example, the European Union adopted a new regulation that becomes effective in May 2018, The General Data Protection Regulation ("GDPR"), which requires companies to meet new requirements regarding the handling of personal data. Our failure to adhere to or successfully implement appropriate processes to adhere to the requirements of GDPR and other laws and regulations in this area could result in financial penalties, legal liability and could damage our and our Concepts’ brands’ reputations.

There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales. In addition, aspects of our information technology systems may experience disruptions, which could harm our ability to compete and conduct our business.

Customers are increasingly using e-commerce websites and apps, both domestically and internationally, like pizzahut.com, Pizza Hut, KFC and Taco Bell apps, as well as apps owned by third-party delivery aggregators such as Grubhub and third-party mobile payment processors, to order and pay for our Concepts’ products. As a result, our Concepts and our Concepts’ franchisees are increasingly reliant on digital ordering and payment as a sales channel. These digital ordering and payment platforms could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage or acts of God. In particular, Pizza Hut relies on digital orders for a significant portion of its sales and could experience interruptions of its digital ordering platforms, which could limit or delay customers’ ability to order through such platforms. Any such limitation or delay would negatively impact Pizza Hut’s sales and customer experience and perception. In addition, if Pizza Hut’s digital ordering platforms do not meet customers’ expectations in terms of security, speed, attractiveness, or ease of use, customers may be less inclined to return to such digital ordering platforms, which could negatively impact our sales, results of operations and financial condition.

In addition, Yum China, our largest franchisee, relies heavily on third-party mobile payment apps such as Alipay and WeChat as a means through which to generate sales and process payments. Should customers become unable to access mobile payment apps in China, or should the relationship between Yum China and one or more third-party mobile payment processors become interrupted, our results of operations could be negatively impacted.

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

In addition, social media is frequently used by our Concepts to communicate with their respective customers and the public in general. Failure by our Concepts to use social media effectively or appropriately, particularly as compared to our Concepts’ respective competitors, could lead to a decline in brand value, customer visits and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our Concepts’ brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The products sold by our Concepts and their franchisees are sourced from a wide variety of domestic and international suppliers. We, along with our Concepts’ franchisees, are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices.  Shortages or interruptions in the supply of food items and other supplies to our Concepts’ restaurants could adversely affect the availability, quality and cost of items we use and the operations of our restaurants.  Such shortages or disruptions could be caused by inclement weather, natural disasters, inaccurate forecasting of customer demand, problems in production or distribution, restrictions on imports or exports, the inability of vendors to obtain credit, political instability in the countries in which suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control or the control of our Concepts’ franchisees.  In the U.S., the Company, along with representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, are members of Restaurant Supply Chain Solutions, LLC (“RSCS"), which is responsible for purchasing certain restaurant products and equipment. Any failure or inability of RSCS to perform its purchasing obligations could result in shortages or interruptions in the availability of food and other supplies.

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

Our growth strategy depends on our and our Concepts’ franchisees’ ability to increase our net restaurant count in markets around the world, especially in emerging markets.  The successful development of new units depends in large part on the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants profitably.  We cannot guarantee that we, or our Concepts’ franchisees, including Yum China, will be able to achieve our expansion goals or that new restaurants will be operated profitably.  Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants.  Other risks that could impact our ability to increase the number of our restaurants include prevailing economic conditions and trade or economic sanctions and our, or our Concepts’ franchisees’, ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified restaurant crews and meet construction schedules.

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

In addition, the development of new restaurants could impact the sales of our Concepts’ existing restaurants nearby.  There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

Labor shortages or difficulty finding qualified employees could slow our growth, harm our business and reduce our profitability.

Restaurant operations are highly service-oriented and our success depends in part upon our and our Concepts’ franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including restaurant managers and other crew members. The market for qualified employees in our industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants by us and our Concepts’ franchisees and could adversely impact operation of our Concepts’ existing restaurants. Any such delays, material increases in employee turnover rate in existing restaurants or widespread employee dissatisfaction could have a material adverse effect on our and our Concepts’ franchisees’ business and results of operations.

In addition, strikes, work slowdowns or other job actions may become more common. In the event of a strike, work slowdown or other labor unrest, the ability to adequately staff our Concepts’ restaurants could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

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

The standard for determining joint employer status could adversely affect our business operations and increase our liabilities resulting from actions by our Concepts’ franchisees.

The National Labor Relations Board’s (the “NLRB”) standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act is uncertain and subject to change. In addition, the general counsel’s office of the NLRB has issued complaints naming McDonald’s Corporation as a joint employer of workers at its franchisees for alleged violations of the U.S. Fair Labor Standards Act. The NLRB’s joint employer liability standard could cause us or our Concepts to be liable or held responsible for unfair labor practices, violations of wage and hour laws, and other violations and could also require our Concepts to conduct collective bargaining negotiations regarding employees of our Concepts’ franchisees. Further, there is no assurance that we or our Concepts will not receive similar complaints as McDonald’s Corporation in the future, which could result in legal proceedings based on the actions of our Concepts’ franchisees. In such events, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.

An increase in food prices may have an adverse impact on our and our Concepts’ franchisees’ profit margins.

Our and our Concepts’ franchisees’ businesses depend on reliable sources of large quantities of raw materials such as proteins (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Raw materials purchased for use in our Concepts’ restaurants are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as weather conditions or natural events or disasters that affect expected harvests of such raw materials. As a result, the historical prices of raw materials used in the operation of our Concepts’ restaurants have fluctuated. We cannot assure you that we or our Concepts’ franchisees will continue to be able to purchase raw materials at reasonable prices, or that the cost of raw materials will remain stable in the future. In addition, a significant increase in gasoline prices could result in the imposition of fuel surcharges by our distributors.

Because we and our Concepts’ franchisees provide competitively priced food, we may not have the ability to pass through to our customers the full amount of any commodity price increases. If we and our Concepts’ franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, our and our franchisees’ profit margins may be adversely impacted.

Our Concepts’ brands may be limited or diluted through franchisee and third-party activity.

Although we monitor and regulate franchisee activities through our Concepts’ franchise agreements, franchisees or other third parties may refer to or make statements about our Concepts’ brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our Concepts’ brands or place our Concepts’ brands in a context that may tarnish their reputation. This may result in dilution of, or harm to, our intellectual property or the value of our Concepts’ brands.

Franchisee noncompliance with the terms and conditions of our franchise agreements may reduce the overall goodwill of our Concepts’ brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties, including our Concepts’ current and former franchisees, may use our intellectual property to trade on the goodwill of our Concepts’ brands, resulting in consumer confusion or dilution. Any reduction of our Concepts’ brands’ goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and results of operations.

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

We are regularly involved in legal proceedings, which include consumer, employment, real estate related, tort, intellectual property, breach of contract, securities, derivative and other litigation. See the discussion of legal proceedings in Note 20 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated.  Regardless of whether any such claims have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend and may divert resources and management attention away from our operations and negatively impact reported earnings.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our reputation, which in turn could adversely affect our results of operations.

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

•	Laws and regulations relating to union organizing rights and activities.

•	Laws relating to information security, privacy (including the European Union's GDPR, which will become effective in May 2018), cashless payments, and consumer protection.

•	Laws relating to currency conversion or exchange.

•	Laws relating to international trade and sanctions.

•	Tax laws and regulations.

•	Anti-bribery and anti-corruption laws.

•	Environmental laws and regulations.

•	Federal and state immigration laws and regulations in the U.S.

Compliance with new or existing laws and regulations could impact our or our Concepts’ franchisees’ operations. The compliance costs associated with these laws and regulations could be substantial. Any failure or alleged failure to comply with these laws or regulations could adversely affect our reputation, international expansion efforts, growth prospects and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. Publicity relating to any such noncompliance could also harm our reputation and adversely affect our revenues.

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

Tax matters, including changes in tax rates or laws, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. We are also subject to ongoing and/or regular reviews, examinations and audits by the U.S. Internal Revenue Service (“IRS”) and other taxing authorities with respect to such income and non-income based taxes inside and outside of the U.S. In connection with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting project, companies are now required to disclose more information to tax authorities on their global operations, which may lead to greater audit scrutiny of profits earned in various countries. Our accruals for tax liabilities are based on past experience, interpretations of applicable law, and judgments about potential actions by tax authorities, but because such accruals require significant judgment the ultimate resolution of any tax matters may result in payments greater than the amounts accrued. If the IRS or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties.  Payment of additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, we are directly and indirectly affected by new tax laws and regulation and the interpretation of tax laws and regulations worldwide. Changes in laws, regulation or interpretation of existing laws and regulations in the U.S. and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our results of operations and financial condition.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which significantly modifies the U.S. corporate income tax system. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of its effects and recorded provisional amounts for the year ended December 31, 2017, consistent with applicable SEC guidance. (See details of the charge we recorded upon enactment of the Tax Act in Note 18 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.) These provisional amounts include a one-time mandatory deemed repatriation tax on accumulated foreign earnings, the remeasurement of certain net deferred tax assets and liabilities and the establishment of a valuation allowance on our foreign tax credits. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our ongoing effective tax rate. The final impacts of the Tax Act may differ from current estimates and provisional amounts recorded, possibly materially, due to, among other things, changes in interpretations of the Tax Act, changes in accounting standards for income taxes or related accounting interpretations in response to the Tax Act, or updates or changes to estimates the Company has utilized to calculate the provisional impacts.

The Yum China spin-off and certain related transactions could result in substantial U.S. tax liability.

We received opinions of outside counsel substantially to the effect that, for U.S. federal income tax purposes, the Yum China spin-off and certain related transactions qualified as generally tax-free under Sections 355 and 361 of the U.S. Internal Revenue Code. The opinions relied on various facts and assumptions, as well as certain representations as to factual matters and undertakings (including with respect to future conduct) made by Yum China and us. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we may not be able to rely on these opinions of outside counsel. Accordingly, notwithstanding receipt of the opinions of outside counsel, the conclusions reached in the tax opinions may be challenged by the

IRS. Because the opinions are not binding on the IRS or the courts, there can be no assurance that the IRS or the courts will not prevail in any such challenge.

If, notwithstanding receipt of any opinion, the IRS were to conclude that the Yum China spin-off was taxable, in general, we would recognize taxable gain as if we had sold the Yum China common stock in a taxable sale for its fair market value. In addition, each U.S. holder of our Common Stock who received shares of Yum China common stock in connection with the spin-off transaction would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the shares of Yum China common stock received. That distribution would be taxable to each such U.S. stockholder as a dividend to the extent of our current and accumulated earnings and profits. For each such U.S. stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in our shares of Common Stock with any remaining amount being taxed as a capital gain.

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

However, there are significant uncertainties regarding what constitutes a reasonable commercial purpose, how the safe harbor provisions for group restructurings are to be interpreted and how the Chinese tax authorities will ultimately view the spin-off. As a result, our position could be challenged by the Chinese tax authorities resulting in a tax at a rate of 10% assessed on the difference between the fair market value and the tax basis of Yum China. As our tax basis in Yum China was minimal, the amount of such a tax could be significant and have a material adverse effect on our results of operations and our financial condition.

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

Purchases at our Concepts’ restaurants are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions globally or in one or more of the markets we serve.  Some of the factors that impact discretionary consumer spending include unemployment rates, fluctuations in the level of disposable income, the price of gasoline, stock market performance and changes in the level of consumer confidence.  These and other macroeconomic factors could have an adverse effect on our sales, profitability or development plans, which could harm our financial condition and operating results.

The retail food industry in which we operate is highly competitive.

The retail food industry in which we operate is highly competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties.  If consumer or dietary preferences change, if our marketing efforts are unsuccessful, or if our Concepts’ restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our business could be adversely affected.  We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes.  Competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas, and is expected to continue to increase. Increased competition could have an adverse effect on our sales, profitability or development plans, which could harm our financial condition and operating results.

Our substantial indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

In connection with the announcement of our strategic transformation plans, we have increased our indebtedness from approximately $4 billion to approximately $10 billion. The proceeds from the debt were primarily used to return capital to shareholders through share repurchases and dividends. Subject to the limits contained in the agreements governing our indebtedness, we may be able to incur additional debt from time to time, which would intensify the risks related to our high level of indebtedness.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2017 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2017, the Company’s Concepts owned land, building or both for 580 units and leased land, building or both for 901 properties worldwide in connection with the operation of Company-owned restaurants.  These units are further detailed as follows:

•	The KFC Division owned land, building or both for 184 units and leased land, building or both for 484 units.

•	The Pizza Hut Division owned land, building or both for 9 units and leased land, building or both for 151 units.

•	The Taco Bell Division owned land, building or both for 387 units and leased land, building or both for 266 units.

The Company currently owns or leases land, building or both related to approximately 900 units, not included in the property counts above, that it leases or subleases to franchisees, principally in the U.S., United Kingdom, Germany, Australia and France.

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

The Company is subject to various lawsuits covering a variety of allegations. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company include, but are not limited to, claims from franchisees, suppliers, employees, customers and others related to operational, contractual or employment issues as well as claims that the Company has infringed on third-party intellectual property rights. In addition, the Company brings claims from time-to-time relating to infringement of, or challenges to, our intellectual property, including registered marks. Finally, as a publicly-traded company, disputes arise from time-to-time with our shareholders, including allegations that the Company breached federal securities laws or that officers and/or directors breached fiduciary duties. Descriptions of significant current specific claims and contingencies, if any, appear in Note 20, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, which is incorporated by reference into this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

The executive officers of the Company as of February 21, 2018, and their ages and current positions as of that date are as follows:

Greg Creed, 60, is Chief Executive Officer of YUM. He has served in this position since January 2015.  He served as Chief Executive Officer of Taco Bell Division from January 2014 to December 2014 and as Chief Executive Officer of Taco Bell U.S. from 2011 to December 2013. Prior to this position, Mr. Creed served as President and Chief Concept Officer of Taco Bell U.S., a position he held beginning in December 2006.

Roger Eaton, 57, is Chief Executive Officer of KFC Division, a position he has held since August 2015. Prior to that, he served as President of KFC Division from January 2014 to August 2015 and as Chief Operations Officer of YUM from November 2011 to August 2015.  Prior to these positions, Mr. Eaton served as Chief Executive Officer of KFC U.S. and YUM Operational Excellence Officer from February 2011 to November 2011.

David Gibbs, 54, is President and Chief Financial Officer of YUM. He has served in this position since May 2016. Prior to this position, he served as Chief Executive Officer of Pizza Hut Division from January 2015 to April 2016. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December 2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Marc Kesselman, 46, is General Counsel, Corporate Secretary and Chief Government Affairs Officer of YUM. He has served as General Counsel and Corporate Secretary of YUM since February 2016 and as Chief Government Affairs Officer since November 2016.  Mr. Kesselman joined YUM from Dean Foods where he held the position of Executive Vice President, General Counsel, Corporate Secretary & Government Affairs from January 2015 to January 2016.  Prior to this position, he worked at PepsiCo from January 2009 to January 2015, most recently serving as Senior Vice President and General Counsel of PepsiCo Americas Foods & Frito Lay North America. From May 2006 to December 2008 he served as General Counsel of the United States Department of Agriculture.

David Russell, 48, is Senior Vice President, Finance and Corporate Controller of YUM. He has served as YUM's Corporate Controller since February 2011 and as Senior Vice President, Finance since February 2017. Prior to serving as Corporate Controller, Mr. Russell served in various positions at the Vice President-level in the Yum Finance Department, including Controller-Designate from November 2010 to February 2011 and Vice President, Assistant Controller from January 2008 to December 2010.

Tracy Skeans, 45, is Chief Transformation and People Officer of YUM. She has served as Chief People Officer since January 2016 and Chief Transformation Officer since November 2016. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From June 2006 to September 2011, she served as Director of Human Resources for Pizza Hut U.S.

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

2017
Quarter	High	Low	Dividends Declared
First	$68.65	$63.18	$0.30
Second	74.82	63.55	0.30
Third	77.80	72.65	—
Fourth	83.47	73.75	0.30

2016 (As Restated)(a)
Quarter	High	Low	Dividends Declared
First	$82.25	$65.24	$0.46
Second	85.90	79.33	0.46
Third	91.26	83.04	0.51
Fourth (to October 31)	90.92	85.36	—
Fourth (from November 1)	64.74	59.70	0.30

In 2017, the Company paid four cash dividends of $0.30 per share. This included a dividend distributed February 3, 2017, that had been declared on December 21, 2016, which was the first dividend declared subsequent to the Separation of the Company's China business. Over the long term, the Company targets an annual dividend payout ratio of 45% to 50% of net income, before Special Items.

As of February 14, 2018, there were 49,843 registered holders of record of the Company’s Common Stock.

(a)
Stock price information presented for 2016 is now reflective of our current reporting calendar. See Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for discussion of the change in our reporting calendar.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2017, with respect to shares of Common Stock repurchased by the Company during the quarter then ended.

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
10/1/17 - 10/31/17	2,686	$75.47	2,686	$385
11/1/17- 11/30/17	3,162	$79.68	3,162	$1,633
12/1/17 - 12/31/17	1,603	$82.95	1,603	$1,500
Total	7,451	$78.87	7,451	$1,500

On November 16, 2017, our Board of Directors authorized share repurchases through December 2018 of up to $1.5 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2017, we have remaining capacity to repurchase up to $1.5 billion of Common Stock under this authorization.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Discretionary Sector Index, a peer group that includes YUM, for the period from December 31, 2012 to December 29, 2017, the last trading day of our 2017 fiscal year. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2012 and that all cash dividends were reinvested.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/29/2017
YUM	$100	$116	$114	$117	$145	$190
S&P 500	$100	$132	$150	$153	$171	$208
S&P Consumer Discretionary	$100	$143	$157	$173	$183	$225

Source: Bloomberg

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	Fiscal Year
	2017	2016(a)(d)	2015(a)	2014(a)	2013(a)
Income Statement Data
Revenues
Company sales	$3,572	$4,189	$4,336	$4,503	$4,384
Franchise and license fees and income	2,306	2,167	2,082	2,084	2,033
Total	5,878	6,356	6,418	6,587	6,417
Refranchising (gain) loss(b)	(1,083)	(163)	23	(16)	(95)
Operating Profit(b)	2,761	1,682	1,434	1,517	1,530
Other pension (income) expense(b)	47	32	40	N/A	N/A
Interest expense, net(b)	440	305	141	143	251
Income from continuing operations before income taxes(b)	2,274	1,345	1,253	1,374	1,279
Income from continuing operations(b)	1,340	1,018	926	1,006	922
Income from discontinued operations, net of tax	N/A	625	357	45	169
Net Income(b)	1,340	1,643	1,283	1,051	1,091
Basic earnings per common share from continuing operations(b)	3.86	2.58	2.13	2.27	2.04
Basic earnings per common share from discontinued operations	N/A	1.59	0.82	0.10	0.37
Basic earnings per common share(b)	3.86	4.17	2.95	2.37	2.41
Diluted earnings per common share from continuing operations(b)	3.77	2.54	2.09	2.22	2.00
Diluted earnings per common share from discontinued operations	N/A	1.56	0.81	0.10	0.36
Diluted earnings per common share(b)	3.77	4.10	2.90	2.32	2.36
Diluted earnings per common share from continuing operations excluding Special Items(c)	2.96	2.46	2.31	2.20	2.04
Cash Flow Data
Provided by operating activities	$1,030	$1,248	$1,260	$1,217	$1,289
Capital spending	318	427	442	508	481
Proceeds from refranchising of restaurants	1,773	370	213	83	250
Repurchase shares of Common Stock	1,960	5,403	1,200	820	770
Dividends paid on Common Stock	416	744	730	669	615
Balance Sheet Data
Total assets	$5,311	$5,453	$4,939	$5,073	$4,975
Long-term debt	9,429	9,059	2,988	3,003	2,888
Total debt	9,804	9,125	3,908	3,268	2,958
Other Data
Number of stores at year end
Franchise	43,603	40,834	39,320	37,959	36,746
Company	1,481	2,841	3,163	3,279	3,071
System	45,084	43,675	42,483	41,238	39,817
System Sales(c)
KFC Division system sales	24,515	23,242	22,628	23,458	23,147
Reported growth	5%	3%	(3)%	1%	(2)%
Growth in local currency	6%	7%	5%	4%	—%
Pizza Hut Division system sales	12,034	12,019	11,999	12,106	11,948
Reported growth	—%	—%	(1)%	1%	3%
Growth in local currency	1%	2%	3%	2%	4%
Taco Bell Division system sales	10,145	9,660	9,102	8,459	8,107
Reported growth	5%	6%	8%	4%	4%
Growth in local currency	5%	6%	8%	4%	4%
Shares outstanding at year end	332	355	420	434	443
Cash dividends declared per Common Share	$0.90	$1.73	$1.74	$1.56	$1.41
Market price per share at year end(e)	$81.61	$63.33	$73.05	$73.14	$73.87

(a)
Selected financial data for years 2016 and 2015 has been recast to present the change in our reporting calendar and retroactively adopting a new accounting standard related to the presentation of net periodic pension cost and net periodic postretirement benefit cost (collectively,"Benefit Costs"). See Notes 2 and 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K for discussion related to adopting a new accounting standard on Benefit Costs and the change in our reporting calendar, respectively. 2014 reflects our Balance Sheet and store count data that were recast for purposes of presenting 2015 Consolidated Statement of Cash Flows and unit growth. No other data presented in 2014 or 2013 has been recast.

(b)
Includes amounts deemed as Special Items for some or all years presented. See discussion of our 2017, 2016 and 2015 Special Items in our Management's Discussion and Analysis ("MD&A"). Special Items in 2014 positively impacted Operating Profit by $16 million, primarily due to Refranchising gains. Special Items in 2013 positively impacted Operating Profit by $73 million, primarily due to Refranchising gains, partially offset by $10 million in pension settlement charges and $5 million of expense related to U.S. productivity initiatives and realignment of resources. Additionally, in 2013, we incurred $118 million of premiums paid and other costs related to the extinguishment of debt that were considered Special Items and were recorded in Interest expense, net. Special Items resulted in cumulative net tax benefits of $23 million 2013.

(c)	These non-GAAP measures are discussed in further detail in our MD&A.

(d)
Fiscal years for our U.S. and certain international subsidiaries that operate on a weekly periodic calendar include 52 weeks in 2017, 2015, 2014 and 2013 and 53 weeks in 2016. Refer to Note 2 for additional details related to our fiscal calendar.

(e)	Historical stock prices prior to November 1, 2016, do not reflect any adjustment for the impact of the Separation.

The selected financial data should be read in conjunction with the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

YUM! Brands, Inc. (“YUM” or the “Company”) operates or franchises a worldwide system of over 45,000 restaurants in more than 135 countries and territories, under the concepts of KFC, Pizza Hut and Taco Bell (collectively, the "Concepts"). These three Concepts are global leaders of the chicken, pizza and Mexican-style food categories, respectively.  Of the over 45,000 restaurants, 3% are operated by the Company and its subsidiaries and 97% are operated by franchisees.

As of December 31, 2017, YUM consists of three operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

On October 31, 2016 (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations and cash flows of the separated business are presented as discontinued operations in our Consolidated Statements of Income and Consolidated Statements of Cash Flows for periods prior to the Separation. See additional information related to the impact of the Separation in Note 4.

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

•
More Focused. Four growth drivers form the basis of YUM’s strategic plans and repeatable business model to accelerate same-store sales growth and net-new restaurant development at KFC, Pizza Hut and Taco Bell around the world over the long term. The Company is focused on becoming best-in-class in:

•	Building Distinctive, Relevant and Easy Brands

•	Developing Unmatched Franchise Operating Capability

•	Driving Bold Restaurant Development

•	Growing Unrivaled Culture and Talent

•	More Franchised. YUM intends franchise restaurant ownership to be at least 98% by the end of 2018.

•	More Efficient. The Company is revamping its financial profile, improving the efficiency of its organization and cost structure globally, by:

•	Reducing annual capital expenditures to approximately $100 million in 2019;

•	Lowering General and administrative expenses ("G&A") to 1.7% of system sales in 2019; and

•	Maintaining an optimized capital structure of ~5.0x Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) leverage.

From 2017 through 2019, we intend to return an additional $6.5 - $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our five times EBITDA leverage. We anticipate generating proceeds in excess of $2 billion, net of tax, through our refranchising initiatives. Refer to the Liquidity and Capital Resources section of this MD&A for additional details.

Beginning in 2017, we changed our fiscal year from a year ending on the last Saturday of December to a year beginning on January 1 and ending on December 31 of each year. Concurrently, we removed the reporting lags from the fiscal calendars of our international subsidiaries. Our MD&A has been recast to reflect the change in our reporting calendar. See Notes 2 and 5 for additional details related to our fiscal calendar.

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

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"), the Company provides the following non-GAAP measurements.

•
System sales, System sales excluding the impacts of foreign currency translation ("FX"), and System sales excluding FX and the impact of the 53rd week in 2016. System sales include the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants that operate our Concepts. Sales of franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Franchise restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our revenue drivers, Company and franchise same-store sales as well as net unit growth.

•	Diluted Earnings Per Share from Continuing Operations excluding Special Items (as defined below);

•	Effective Tax Rate excluding Special Items;

•
Core Operating Profit and Core Operating Profit excluding the impact of the 53rd week in 2016. Core Operating Profit excludes Special Items and FX and we use Core Operating Profit for the purposes of evaluating performance internally.

These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these non-GAAP measurements provide additional information to investors to facilitate the comparison of past and present operations, excluding items that the Company does not believe are indicative of our ongoing operations due to their size and/or nature.

Special Items are not included in any of our Division segment results as our chief operating decision maker does not consider the impact of these items when assessing segment performance.

Certain non-GAAP measurements are presented excluding the impact of FX. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the FX impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

We provide Core Operating Profit excluding 53rd week and System sales excluding 53rd week to further enhance the comparability with the lapping of the 53rd week that was part of our fiscal calendar in 2016.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago and include the impact of lapping a 53rd week in 2016, unless otherwise noted.

For 2017, GAAP diluted EPS from continuing operations increased 48% to $3.77 per share, and diluted EPS from continuing operations excluding Special Items, increased 20% to $2.96 per share.

2017 financial highlights:

% Change
	System Sales, Ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+3	+4	+13	+12
Pizza Hut Division	+1	Even	+2	(7)	(6)
Taco Bell Division	+5	+4	+4	+4	+4
Worldwide	+4	+2	+3	+64	+7

Results Excluding 53rd Week in 2016 (% Change)
	System Sales, Ex FX	Core Operating Profit
KFC Division	+6	+14
Pizza Hut Division	+2	(5)
Taco Bell Division	+7	+6
Worldwide	+5	+9

Additionally:

•	During the year, we opened 1,407 net new units for 3% net new unit growth.

•
During the year, we refranchised 1,470 restaurants, including 828 KFC, 389 Pizza Hut and 253 Taco Bell units, for pre-tax proceeds of $1.8 billion. We recorded net refranchising gains of $1.1 billion in Special Items.

•	During the year, we repurchased 26.6 million shares totaling $1.9 billion at an average share price of $72.

Worldwide

GAAP Results

	Amount			% B/(W)
	2017	2016	2015	2017		2016
Company sales	$3,572	$4,189	$4,336	(15)		(3)
Franchise and license fees and income	2,306	2,167	2,082	6		4
Total revenues	$5,878	$6,356	$6,418	(8)		(1)

Restaurant profit	$618	$700	$709	(12)		(1)
Restaurant margin %	17.3%	16.7%	16.3%	0.6	ppts.	0.4	ppts.

G&A expenses	$999	$1,129	$1,058	12		(7)
Franchise and license expenses	237	201	240	(18)		16
Closures and impairment expenses	3	15	16	82		8
Refranchising (gain) loss	(1,083)	(163)	23	NM		NM
Other (income) expense	7	3	20	(103)		83
Operating Profit	$2,761	$1,682	$1,434	64		17

Other pension (income) expense	47	32	40	(45)		18
Interest expense, net	440	305	141	(44)		NM

Income tax provision	934	327	327	NM		—
Income from continuing operations	1,340	1,018	926	32		10
Income from discontinued operations, net of tax	N/A	625	357	NM		75
Net Income	$1,340	$1,643	$1,283	(18)		28

Diluted EPS from continuing operations(a)	$3.77	$2.54	$2.09	48		22
Diluted EPS from discontinued operations(a)	N/A	$1.56	$0.81	NM		93
Diluted EPS(a)	$3.77	$4.10	$2.90	(8)		42
Effective tax rate - continuing operations	41.1%	24.3%	26.1%	(16.8)	ppts.	1.8	ppts.

(a)	See Note 3 for the number of shares used in these calculations.

Performance Metrics

				% Increase (Decrease)
Unit Count	2017	2016	2015	2017	2016
Franchise	43,603	40,834	39,320	7	4
Company-owned	1,481	2,841	3,163	(48)	(10)
	45,084	43,675	42,483	3	3

	% B/(W)
	2017	2016
System Sales Growth, reported	4	3
System Sales Growth, excluding FX	4	5
System Sales Growth, excluding FX and 53rd week	5	4
Same-Store Sales Growth	2	1

Non-GAAP Items
Core Operating Profit Growth	7	11
Core Operating Profit Growth, excluding 53rd week	9	9
Diluted EPS from Continuing Operations, excluding Special Items	20	7

Extra Week in 2016 (As Restated)

Fiscal 2016 included a 53rd week for all of our U.S. businesses and certain of our non-U.S. businesses that report 13 four-week periods versus 12 months. See Notes 2 and 5 for additional details related to our fiscal calendar. The following table summarizes the estimated impact of the 53rd week on Revenues and Operating Profit for the year ended December 31, 2016:

	KFC Division	Pizza Hut Division	Taco Bell Division	Total
Revenues
Company sales	$26	$5	$24	$55
Franchise and license fees and income	8	6	7	21
Total revenues	$34	$11	$31	$76

Operating Profit
Franchise and license fees and income	$8	$6	$7	$21
Restaurant profit	6	1	7	14
G&A expenses	(3)	(2)	(2)	(7)
Operating Profit	$11	$5	$12	$28

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	Year
Detail of Special Items	2017	2016	2015
Refranchising gain (loss) (See Note 5)	$1,083	$163	$(19)
YUM's Strategic Transformation Initiatives (See Note 5)	(23)	(67)	—
Costs associated with Pizza Hut U.S. Transformation Agreement (See Note 5)	(31)	—	—
Costs associated with KFC U.S. Acceleration Agreement (See Note 5)	(17)	(26)	(72)
Non-cash charges associated with share-based compensation (See Note 5)	(18)	(30)	—
Other Special Items Income (Expense)	7	(5)	—
Special Items Income (Expense) - Operating Profit	1,001	35	(91)
Special Items - Other Pension Income (Expense) (See Note 5)	(23)	(26)	—
Special Items Income (Expense) from Continuing Operations before Income Taxes	978	9	(91)
Tax Benefit (Expense) on Special Items(a)	(256)	24	(4)
Tax (Expense) - U.S. Tax Act(a)	(434)	—	—
Special Items Income (Expense), net of tax	$288	$33	$(95)
Average diluted shares outstanding	355	400	443
Special Items diluted EPS	$0.81	$0.08	$(0.22)

Reconciliation of GAAP Operating Profit to Core Operating Profit and Core Operating Profit, excluding 53rd Week

Consolidated
GAAP Operating Profit	$2,761	$1,682	$1,434
Special Items Income (Expense) - Operating Profit	1,001	35	(91)
Foreign Currency Impact on Divisional Operating Profit(b)	—	(47)	N/A
Core Operating Profit	$1,760	$1,694	$1,525
Impact of 53rd Week	N/A	28	N/A
Core Operating Profit, excluding 53rd Week	$1,760	$1,666	$1,525

KFC Division
GAAP Operating Profit	$981	$871	$835
Foreign Currency Impact on Divisional Operating Profit(b)	4	(41)	N/A
Core Operating Profit	977	912	835
Impact of 53rd Week	N/A	11	N/A
Core Operating Profit, excluding 53rd Week	$977	$901	$835

Pizza Hut Division
GAAP Operating Profit	$341	$367	$351
Foreign Currency Impact on Divisional Operating Profit(b)	(4)	(7)	N/A
Core Operating Profit	345	374	351
Impact of 53rd Week	N/A	5	N/A
Core Operating Profit, excluding 53rd Week	$345	$369	$351

Taco Bell Division
GAAP Operating Profit	$619	$595	$546
Foreign Currency Impact on Divisional Operating Profit(b)	—	1	N/A
Core Operating Profit	619	594	546
Impact of 53rd Week	N/A	12	N/A
Core Operating Profit, excluding 53rd Week	$619	$582	$546

Reconciliation of Diluted EPS from Continuing Operations to Diluted EPS from Continuing Operations, excluding Special Items
Diluted EPS from Continuing Operations	$3.77	$2.54	$2.09
Special Items Diluted EPS	0.81	0.08	(0.22)
Diluted EPS from Continuing Operations excluding Special Items	$2.96	$2.46	$2.31

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate, excluding Special Items
GAAP Effective Tax Rate	41.1%	24.3%	26.1%
Impact on Tax Rate as a result of Special Items(a)	22.3%	(2.0)%	2.1%
Effective Tax Rate excluding Special Items(c)	18.8%	26.3%	24.0%

Reconciliation of GAAP Company sales to System sales

Consolidated
GAAP Company sales(d)	$3,572	$4,189	$4,336
Franchise sales	43,122	40,732	39,393
System sales	46,694	44,921	43,729
Foreign Currency Impact on System sales(e)	(90)	(1,123)	N/A
System sales, excluding FX	46,784	46,044	43,729
Impact of 53rd week	N/A	434	N/A
System sales, excluding FX and 53rd Week	$46,784	$45,610	$43,729

KFC Division
GAAP Company sales(d)	$1,928	$2,156	$2,191
Franchise sales	22,587	21,086	20,437
System sales	24,515	23,242	22,628
Foreign Currency Impact on System sales(e)	(28)	(858)	N/A
System sales, excluding FX	24,543	24,100	22,628
Impact of 53rd week	N/A	165	N/A
System sales, excluding FX and 53rd Week	$24,543	$23,935	$22,628

Pizza Hut Division
GAAP Company sales(d)	$285	$493	$601
Franchise sales	11,749	11,526	11,398
System sales	12,034	12,019	11,999
Foreign Currency Impact on System sales(e)	(66)	(258)	N/A
System sales, excluding FX	12,100	12,277	11,999
Impact of 53rd week	N/A	113	N/A
System sales, excluding FX and 53rd Week	$12,100	$12,164	$11,999

Taco Bell Division
GAAP Company sales(d)	$1,359	$1,540	$1,544
Franchise sales	8,786	8,120	7,558
System sales	10,145	9,660	9,102
Foreign Currency Impact on System sales(e)	4	$(7)	N/A
System sales, excluding FX	10,141	9,667	9,102
Impact of 53rd week	N/A	156	N/A
System sales, excluding FX and 53rd Week	$10,141	$9,511	$9,102

(a)
The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. In 2016, our tax rate on Special Items was favorably impacted by the recognition of capital loss carryforwards in anticipation of U.S. refranchising gains. In 2015, our tax rate on Special Items was unfavorably impacted by the non-deductibility of certain losses associated with international refranchising. See Note 18.

(b)
The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented. When determining applicable Core Operating Profit Growth percentages, the Core Operating Profit for the current year should be compared to the prior year Operating Profit, prior to adjustment for the prior year FX impact.

(c)
Our 2017 Effective Tax Rate excluding Special Items was lower than prior years due primarily to the inclusion of tax expense on the repatriation of certain foreign earnings in 2017 being included in the one-time Special Items charge referenced in (a) above. The majority of our foreign entities have a tax year-end of November 30. Amounts repatriated from these foreign entities after November 30, 2017, which were significant due to the timing of international refranchising proceeds, were required to be taxed as part of the mandatory deemed repatriation tax in connection with the Tax Act. See Note 18.

(d)	Company Sales represents sales from our Company-operated stores as presented on our Consolidated Statements of Income.

(e)
The foreign currency impact on System sales is presented in relation only to the immediately preceding year presented. When determining applicable System sales growth percentages, the System sales excluding FX for the current year should be compared to the prior year System sales prior to adjustment for the prior year FX impact.

KFC Division

The KFC Division has 21,487 units, 81% of which are located outside the U.S. The KFC Division has experienced significant unit growth in emerging markets, which comprised approximately 60% of both the Division’s units and profits, respectively, as of the end of 2017. Additionally, 97% of the KFC Division units were operated by franchisees as of the end of 2017.

				% B/(W)						% B/(W)
				2017						2016
	2017	2016	2015	Reported		Ex FX		Ex FX and 53rd Week in 2016		Reported		Ex FX		Ex FX and 53rd Week in 2016
System Sales	$24,515	$23,242	$22,628	5		6		6		3		7		6
Same-Store Sales Growth (Decline)				3		N/A		N/A		2		N/A		N/A

Company sales	$1,928	$2,156	$2,191	(11)		(12)		(11)		(2)		4		3
Franchise and license fees and income	1,182	1,069	1,031	11		10		11		4		7		7
Total revenues	$3,110	$3,225	$3,222	(4)		(4)		(3)		—		5		4

Restaurant profit	$289	$317	$307	(9)		(10)		(8)		3		9		7
Restaurant margin %	15.0%	14.7%	14.0%	0.3	ppts.	0.3	ppts.	0.4	ppts.	0.7	ppts.	0.7	ppts.	0.6	ppts.

G&A expenses	$370	$396	$395	7		7		7		—		(3)		(3)
Operating Profit	$981	$871	$835	13		12		14		4		9		8

				% Increase (Decrease)
Unit Count	2017	2016	2015	2017	2016
Franchise	20,819	19,236	18,473	8	4
Company-owned	668	1,407	1,513	(53)	(7)
	21,487	20,643	19,986	4	3

	2016	New Builds	Closures	Refranchised	Acquired	Other	2017
Franchise	19,236	1,169	(414)	828	—	—	20,819
Company-owned	1,407	102	(13)	(828)	—	—	668
Total	20,643	1,271	(427)	—	—	—	21,487

	2015	New Builds	Closures	Refranchised	Acquired	Other	2016
Franchise	18,473	994	(412)	180	—	1	19,236
Company-owned	1,513	114	(39)	(180)	—	(1)	1,407
Total	19,986	1,108	(451)	—	—	—	20,643

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2017 vs. 2016
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	53rd Week	2017
Company sales	$2,156	$(286)	$61	$23	$(26)	$1,928
Cost of sales	(733)	93	(22)	(11)	9	(664)
Cost of labor	(507)	69	(16)	(3)	6	(451)
Occupancy and other	(599)	82	(7)	(5)	5	(524)
Company restaurant expenses	$(1,839)	$244	$(45)	$(19)	$20	$(1,639)
Restaurant profit	$317	$(42)	$16	$4	$(6)	$289

	2016 vs. 2015
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	53rd Week	2016
Company sales	$2,191	$24	$39	$(124)	$26	$2,156
Cost of sales	(751)	(10)	(7)	44	(9)	(733)
Cost of labor	(511)	(3)	(14)	27	(6)	(507)
Occupancy and other	(622)	3	(10)	35	(5)	(599)
Company restaurant expenses	$(1,884)	$(10)	$(31)	$106	$(20)	$(1,839)
Restaurant profit	$307	$14	$8	$(18)	$6	$317

In 2017, the decreases in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by international net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4%, partially offset by higher commodity and labor costs.

In 2016, the increase in Company sales associated with store portfolio actions was driven by international net new unit growth, partially offset by refranchising. The increase in Restaurant profit associated with store portfolio actions was driven by international net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 2%, partially offset by higher labor and commodity costs.

Franchise and License Fees and Income

In 2017, the increase in Franchise and license fees and income, excluding the impacts of foreign currency translation and lapping the 53rd week in 2016, was driven by international net new unit growth, franchise same-store sales growth of 3%, refranchising and higher renewal and transfer fees.

In 2016, the increase in Franchise and license fees and income, excluding the impacts of foreign currency translation and the 53rd week, was driven by international net new unit growth, franchise same-store sales growth of 2% and refranchising.

G&A

In 2017, the decrease in G&A, excluding the impacts of foreign currency translation and lapping the 53rd week in 2016, were driven by the positive impact of YUM's Strategic Transformation Initiatives , including reductions in G&A directly attributable to refranchising, partially offset by higher incentive compensation.

In 2016, the increase in G&A, excluding the impacts of foreign currency translation and 53rd week, were driven by the impact of higher compensation costs due to increased headcount and wage inflation in international markets and higher incentive compensation.

Operating Profit

In 2017, the increase in Operating Profit, excluding the impacts of foreign currency translation and lapping the 53rd week in 2016, was driven by same-store sales growth, international net new unit growth, lower G&A and higher renewal and transfer fees, partially offset by higher restaurant operating costs and refranchising.

In 2016, the increase in Operating Profit, excluding the impacts of foreign currency translation and 53rd week, was driven by international net new unit growth and same-store sales growth, partially offset by higher restaurant operating costs and advertising contributions associated with the KFC U.S. Acceleration Agreement.

Pizza Hut Division

The Pizza Hut Division has 16,748 units, 55% of which are located outside the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Emerging markets comprised approximately 35% of units and 40% of profits for the Division as of the end of 2017. Additionally, 99% of the Pizza Hut Division units were operated by franchisees as of the end of 2017.

				% B/(W)						% B/(W)
				2017						2016
	2017	2016	2015	Reported		Ex FX		Ex FX and 53rd Week in 2016		Reported		Ex FX		Ex FX and 53rd Week in 2016
System Sales	$12,034	$12,019	$11,999	—		1		2		—		2		1
Same-Store Sales Growth (Decline)				Even		N/A		N/A		(2)		N/A		N/A

Company sales	$285	$493	$601	(42)		(42)		(41)		(18)		(16)		(17)
Franchise and license fees and income	608	615	604	(1)		(1)		—		2		4		3
Total revenues	$893	$1,108	$1,205	(19)		(19)		(18)		(8)		(6)		(7)

Restaurant profit	$14	$41	$58	(63)		(63)		(62)		(31)		(31)		(31)
Restaurant margin %	5.3%	8.3%	9.8%	(3.0)	ppts.	(3.0)	ppts.	(2.9)	ppts.	(1.5)	ppts.	(1.7)	ppts.	(1.7)	ppts.

G&A expenses	$211	$242	$262	13		13		12		7		6		6
Operating Profit	$341	$367	$351	(7)		(6)		(5)		4		6		5

				% Increase (Decrease)
Unit Count	2017	2016	2015	2017	2016
Franchise	16,588	15,871	15,334	5	4
Company-owned	160	549	750	(71)	(27)
	16,748	16,420	16,084	2	2

	2016	New Builds	Closures	Refranchised	Acquired	Other	2017
Franchise	15,871	1,035	(708)	389	—	1	16,588
Company-owned	549	12	(12)	(389)	—	—	160
Total	16,420	1,047	(720)	—	—	1	16,748

	2015	New Builds	Closures	Refranchised	Acquired	Other	2016
Franchise	15,334	885	(554)	206	—	—	15,871
Company-owned	750	40	(35)	(206)	—	—	549
Total	16,084	925	(589)	—	—	—	16,420

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2017 vs. 2016
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	53rd Week	2017
Company sales	$493	$(193)	$(9)	$(1)	$(5)	$285
Cost of sales	(137)	56	(4)	—	2	(83)
Cost of labor	(156)	61	(1)	1	1	(94)
Occupancy and other	(159)	61	3	—	1	(94)
Company restaurant expenses	$(452)	$178	$(2)	$1	$4	$(271)
Restaurant profit	$41	$(15)	$(11)	$—	$(1)	$14

	2016 vs. 2015
Income / (Expense)	2015	Store Portfolio Actions	Other	FX	53rd Week	2016
Company sales	$601	$(120)	$16	$(9)	$5	$493
Cost of sales	(167)	34	(5)	3	(2)	(137)
Cost of labor	(187)	40	(11)	3	(1)	(156)
Occupancy and other	(189)	33	(5)	3	(1)	(159)
Company restaurant expenses	$(543)	$107	$(21)	$9	$(4)	$(452)
Restaurant profit	$58	$(13)	$(5)	$—	$1	$41

In 2017, the decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales declines of 3% and higher commodity and labor costs, partially offset by lower property and casualty losses.

In 2016, the decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were higher labor costs and increased advertising spend in the U.S., partially offset by company same-store sales growth of 2%.

Franchise and License Fees and Income

In 2017, Franchise and license fees income, excluding the impact of foreign currency translation and lapping the 53rd week in 2016, was even with prior year as the favorable impacts of refranchising and net new unit growth were offset by lower fees from expiring development agreements. Franchise same-store sales were even.

In 2016, the increase in Franchise and license fees income, excluding the impacts of foreign currency translation and 53rd week, was driven by net new unit growth, refranchising and higher fees from expiring development agreements, partially offset by franchise same-store sales declines of 2%.

G&A

In 2017, the decrease in G&A, excluding the impact of foreign currency translation and lapping the 53rd week in 2016, was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, partially offset by increased litigation costs.

In 2016, the decrease in G&A, excluding the impacts of foreign currency translation and 53rd week, was driven by lower litigation settlement costs and legal fees and the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, partially offset by higher incentive compensation costs.

Operating Profit

In 2017, the decrease in Operating Profit, excluding the impact of foreign currency translation and lapping the 53rd week in 2016, was driven by increased advertising costs associated with the Pizza Hut U.S. Transformation Agreement, partially offset by lower G&A.

In 2016, the increase in Operating Profit, excluding the impacts of foreign currency translation and 53rd week, was driven by lower G&A and net new unit growth, partially offset by franchise same-store sales declines.

Taco Bell Division

The Taco Bell Division has 6,849 units, 94% of which are in the U.S. As of the end of 2017, the Company owns 10% of the Taco Bell units in the U.S., where the brand has historically achieved high restaurant margins and returns.

				% B/(W)						% B/(W)
				2017						2016
	2017	2016	2015	Reported		Ex FX		Ex FX and 53rd Week in 2016		Reported		Ex FX		Ex FX and 53rd Week in 2016
System Sales	$10,145	$9,660	$9,102	5		5		7		6		6		5
Same-Store Sales Growth				4		N/A		N/A		2		N/A		N/A
Company sales	$1,359	$1,540	$1,544	(12)		(12)		(10)		—		—		(2)
Franchise and license fees and income	521	485	447	7		7		9		9		9		7
Total revenues	$1,880	$2,025	$1,991	(7)		(7)		(6)		2		2		—

Restaurant profit	$305	$342	$344	(11)		(11)		(9)		—		—		(3)
Restaurant margin %	22.4%	22.2%	22.2%	0.2	ppts.	0.2	ppts.	0.3	ppts.	—	ppts.	—	ppts.	(0.2)	ppts.

G&A expenses	$188	$211	$221	11		11		10		4		4		5
Operating Profit	$619	$595	$546	4		4		6		9		9		6

				% Increase (Decrease)
Unit Count	2017	2016	2015	2017	2016
Franchise	6,196	5,727	5,513	8	4
Company-owned	653	885	900	(26)	(2)
	6,849	6,612	6,413	4	3

	2016	New Builds	Closures	Refranchised	Acquired	Other	2017
Franchise	5,727	293	(78)	253	—	1	6,196
Company-owned	885	21	—	(253)	—	—	653
Total	6,612	314	(78)	—	—	1	6,849

	2015	New Builds	Closures	Refranchised	Acquired	Other	2016
Franchise	5,513	263	(95)	46	(1)	1	5,727
Company-owned	900	34	(4)	(46)	1	—	885
Total	6,413	297	(99)	—	—	1	6,612

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2017 vs. 2016
Income / (Expense)	2016	Store Portfolio Actions	Other	53rd Week	2017
Company sales	$1,540	$(195)	$38	$(24)	$1,359
Cost of sales	(397)	50	(15)	6	(356)
Cost of labor	(443)	55	(13)	7	(394)
Occupancy and other	(358)	44	6	4	(304)
Company restaurant expense	$(1,198)	$149	$(22)	$17	$(1,054)
Restaurant profit	$342	$(46)	$16	$(7)	$305

	2016 vs. 2015
Income / (Expense)	2015	Store Portfolio Actions	Other	53rd Week	2016
Company sales	$1,544	$(37)	$9	$24	$1,540
Cost of sales	(422)	11	20	(6)	(397)
Cost of labor	(427)	10	(19)	(7)	(443)
Occupancy and other	(351)	7	(10)	(4)	(358)
Company restaurant expense	$(1,200)	$28	$(9)	$(17)	$(1,198)
Restaurant profit	$344	$(9)	$—	$7	$342

In 2017, the decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising, partially offset by net unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 3%, partially offset by higher labor costs, commodity cost inflation, and increased cost of sales associated with value offerings.

In 2016, the decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 1% and favorable commodity costs, partially offset by higher labor costs and store-level investments.

Franchise and License Fees and Income

In 2017, the increase in Franchise and license fees and income, excluding the impact of lapping the 53rd week in 2016, was driven by refranchising, franchise same-store sales growth of 4%, and net new unit growth.

In 2016, the increase in Franchise and license fees and income, excluding the impact of the 53rd week, was driven by net new unit growth, franchise same-store sales growth of 2% and refranchising.

G&A

In 2017, the decrease in G&A, excluding the impact of lapping the 53rd week in 2016, was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, and lower litigation costs.

In 2016, the decrease in G&A, excluding the impact of the 53rd week, was driven by lapping the Live Más Scholarship contribution and lower litigation costs.

Operating Profit

In 2017, the increase in Operating Profit, excluding the impact of lapping the 53rd week in 2016, was driven by same-store sales growth, lower G&A and net new unit growth, partially offset by refranchising and higher restaurant operating costs.

In 2016, the increase in Operating Profit, excluding the impact of the 53rd week, was driven by same-store sales growth, net new unit growth and lower G&A, partially offset by higher restaurant operating costs and refranchising.

Corporate & Unallocated

				% B/(W)
Income/(Expense)	2017	2016	2015	2017		2016
Corporate and unallocated G&A	$(230)	$(280)	$(180)	18		(56)
Unallocated restaurant costs	10	—	—	NM		NM
Unallocated Franchise and license fees and income	(5)	(2)	—	NM		NM
Unallocated Franchise and license expenses	(30)	(24)	(71)	(26)		67
Refranchising gain (loss) (See Note 5)	1,083	163	(23)	NM		NM
Unallocated Other income (expense)	(8)	(8)	(24)	3		65
Other pension income (expense) (See Note 15)	(47)	(32)	(40)	(45)		18
Interest expense, net	(440)	(305)	(141)	(44)		(117)
Income tax provision (See Note 18)	(934)	(327)	(327)	NM		—
Effective tax rate (See Note 18)	41.1%	24.3%	26.1%	(16.8)	ppts.	1.8	ppts.

Corporate and unallocated G&A

In 2017, the decrease in Corporate and unallocated G&A was driven by lower year-over-year spending associated with YUM’s Strategic Transformation Initiatives (See Note 5), current year G&A reductions due to the impact of YUM’s Strategic Transformation Initiatives and lower year-over-year non-cash charges associated with the modification of Executive Income Deferral (“EID”) share-based compensation awards (See Note 5), partially offset by charges related to the Pizza Hut U.S. Transformation Agreement (See Note 5).

In 2016, the increase in Corporate and unallocated G&A was driven by costs associated with YUM's Strategic Transformation Initiatives (See Note 5), non-cash charges associated with the modification of certain EID share-based compensation awards (See Note 5 ) and higher incentive compensation costs, partially offset by lower professional and legal fees.

Unallocated restaurant costs

In 2017, Unallocated restaurant costs represents depreciation reductions that were not allocated to the Division segments. See Note 5.

Unallocated Franchise and license fees and income

In 2017, Unallocated Franchise and license fees and income primarily reflects charges related to the Pizza Hut U.S. Transformation Agreement . See Note 5.

In 2016, Unallocated Franchise and license fees and income reflects charges related to the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Franchise and license expenses

Unallocated Franchise and license expenses reflect charges related to the KFC U.S. Acceleration Agreement and/or Pizza Hut U.S. Transformation Agreement. See Note 5.

Unallocated Other income (expense)

In 2017, Unallocated Other income (expense) primarily includes foreign exchange gains (losses). See Note 8.

In 2016, Unallocated Other income (expense) primarily includes write-downs related to our decision to dispose of our corporate aircraft and foreign exchange gains (losses). See Note 8.

In 2015, Unallocated Other income (expense) primarily includes foreign exchange gains (losses).

Interest expense, net

The increases in Interest expense, net for 2017 and 2016 were driven by increased outstanding borrowings. See Note 11.

Income from Discontinued Operations, Net of Tax

The following table is a summary of the operating results of the China business which have been reflected in discontinued operations. See Note 4 for additional information.

	2016(a)	2015
Total revenues	$5,776	$6,909
Total income from discontinued operations before income taxes(b)	571	526
Income tax (benefit) provision(c)	(65)	164
Income from discontinued operations, net of tax	625	357

(a)	Includes Yum China financial results from January 1, 2016 to October 31, 2016.

(b)	Includes costs incurred to execute the Separation of $68 million and $9 million for 2016 and 2015, respectively. Such costs primarily relate to transaction advisors, legal and other consulting fees.

(c)
During 2016, we recorded a tax benefit of $233 million related to previously recorded losses associated with our Little Sheep business. The tax benefit associated with these losses was able to be recognized as a result of legal entity restructuring completed in anticipation of the China spin-off.

Significant Known Events, Trends or Uncertainties Expected to Impact Future Results

Strategic Transformation Initiatives Impact

We have refranchised a significant number of Company-owned restaurants since the announcement of YUM’s Strategic Transformation Initiatives in October 2016, and anticipate that additional, significant refranchising will occur in 2018. The impact on Operating profit due to refranchising includes the loss of restaurant profit, which reflects the decrease in Company sales, and the increase in franchise fees from restaurants that have been refranchised. We expect to reduce G&A, including reductions directly attributable to refranchising, such that upon completion of YUM’s Strategic Transformation Initiatives in 2019, on an annual basis, the impact of lost Operating profit from refranchising will be largely offset by G&A reductions we are making. However, we expect that Operating profit will be negatively impacted throughout 2018 as certain G&A reductions lag the loss of Operating profit due to refranchising. We expect the impact of refranchising, net of G&A reductions, to negatively impact Core Operating Profit growth for 2018 by 6 to 7 percentage points.

GAAP Required Change in Accounting for Revenue

See “Recent Accounting Pronouncements” in Note 2 for discussion of the expected impact of changes in GAAP related to revenue recognition.

Tax Cuts and Jobs Act of 2017 (“Tax Act”)
The Tax Act was enacted on December 22, 2017 (see Note 18 for discussion of the charge recorded upon enactment). The Tax Act significantly modifies the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21% beginning in 2018, limiting certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which future foreign earnings are subject to U.S. tax.

After considering the impacts of the Tax Act, we anticipate an ongoing effective tax rate of approximately 20-22% compared to our previous guidance of 26-27%. While we expect to benefit from the lower U.S. tax rate, we anticipate this benefit will be partially offset by the limitation on the deductibility of interest. The transition to a territorial tax system is expected to benefit our effective tax rate as a majority of our earnings are generated outside the U.S. However, this benefit is expected to be partially offset by taxes incurred under the Global Intangible Low-Taxed Income provisions of the Tax Act. We currently expect that our 2018 effective tax rate will be slightly below the ongoing anticipated range noted above due to a delay in the applicability of the Global Intangible Low-Taxed Income provision and increased 2018 EBITDA in the U.S. due to our planned U.S. refranchising gains, which will lead to higher interest deductibility.

KFC United Kingdom ("UK") Supply Availability Issues

On February 14, 2018 we and our franchisees transitioned to a new distributor for the food sold in our approximately 900 KFCs in the United Kingdom and Ireland (those restaurants accounted for approximately 3% of YUM’s global system sales in the year ended December 31, 2017). In connection with this transition, certain of these restaurants have experienced supply availability issues which have resulted in store closures or stores operating under a limited menu. These supply availability issues continue through the date of this filing, and it is difficult to predict with certainty when such issues may be resolved and all KFCs in the UK and Ireland will be fully operational. While the impact of lost profits as a result of these closures and limited menus has not been material through the date of this filing, prolonged supply availability issues could have a material impact on our revenues. Additionally, should the supply availability issues persist, our franchisees, suppliers and the distributor, whose affiliates also service KFCs located in other countries within Europe, may experience financial distress or require credit support, which could further impact our results of operations.

Consolidated Cash Flows

Net cash provided by operating activities from continuing operations was $1,030 million in 2017 vs. $1,248 million in 2016. The decrease was primarily driven by an increase in interest payments and retirement and deferred compensation payouts to retirees, partially offset by an increase in Operating profit before Special Items.

In 2016, net cash provided by operating activities from continuing operations was $1,248 million compared to $1,260 million in 2015. The decrease was primarily driven by an increase in interest payments, partially offset by a decrease in income tax payments.

Net cash provided by investing activities from continuing operations was $1,472 million in 2017 versus net cash used in investing activities of $4 million in 2016. The increase was primarily driven by higher proceeds from refranchising of restaurants and lower capital spending.

In 2016, net cash used in investing activities from continuing operations was $4 million compared to $199 million in 2015. The decrease was primarily driven by higher refranchising proceeds.

Net cash used in financing activities from continuing operations was $1,795 million in 2017 compared to $744 million in 2016. The increase was primarily driven by lower net borrowings, partially offset by lower share repurchases.

In 2016, net cash used in financing activities from continuing operations was $744 million compared to $1,089 million in 2015. The decrease was primarily driven by higher proceeds from net borrowings, partially offset by higher share repurchases.

Consolidated Financial Condition

Cash and cash equivalents increased due to significant refranchising proceeds received late in the year ended December 31, 2017, as well as cash on hand to fund the March 2018 maturity of $325 million in YUM Senior Unsecured Notes.

The refranchising of Company-operated stores drove decreases in restaurant-level assets and liabilities on our Consolidated Balance Sheet, including within Property, plant and equipment ("PP&E").

Deferred income taxes decreased in connection with the tax charge we recorded upon enactment of the Tax Act (see Note 18).

Long-term debt increased during 2017 due to the issuance of $750 million of Subsidiary Senior Unsecured Notes, partially offset by the reclassification of $325 million of YUM Senior Unsecured Notes to Short-term borrowings due to their March 2018 maturity date.

Liquidity and Capital Resources

In October 2016, we announced YUM’s Strategic Transformation Initiatives to drive global expansion of the KFC, Pizza Hut and Taco Bell brands following the Separation on October 31, 2016. As part of this transformation we intend to own less than 1,000 stores by the end of 2018 and, by 2019, reduce annual recurring capital expenditures to approximately $100 million, improve our efficiency by lowering G&A to 1.7% of system sales and increase free cash flow conversion to 100%.

In 2017, we returned $2.4 billion to shareholders through share repurchases and cash dividends and we remain committed to returning between $6.5 and $7.0 billion from 2017 to 2019. We intend to fund these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our five times EBITDA leverage. We anticipate generating total proceeds in excess of $2 billion, net of tax, in connection with our refranchising initiatives.

We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows from continuing operations have historically been in excess of $1 billion. Going forward, we anticipate that any decrease in operating cash flows from the operation of fewer Company-owned stores due to refranchising will be offset with savings generated from decreased capital investment and G&A required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain $1 billion of undrawn capacity under our existing revolving credit facility.

Our balance sheet often reflects a working capital deficit, which is not uncommon in our industry and is also historically common for YUM. Company sales are paid in cash or by credit card (which is quickly converted into cash) and our royalty receivables from franchisees are generally due within 30 days of the period in which the related sales occur. Substantial amounts of cash received have historically been either invested in new restaurant assets which are non-current in nature or returned to shareholders. As part of our working capital strategy, we negotiate favorable credit terms with vendors and, as a result, our on-hand inventory turns faster than the related short-term liabilities. Accordingly, it is not unusual for current liabilities to exceed current assets. We believe such a deficit has no significant impact on our liquidity or operations.

Debt Instruments

As of December 31, 2017, approximately 90%, including the impact of interest rate swaps, of our $9.8 billion of total debt outstanding is fixed with an effective overall interest rate of approximately 4.7%. We are managing a capital structure which is levered in-line with our target of approximately five times EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba3 (Moody's) with a balance sheet more consistent with highly-levered peer restaurant franchise companies. See Note 11 for details of our financing activities supporting the return of capital initiative.

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

Credit Agreement. On June 16, 2016, three wholly-owned subsidiaries of the Company, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as co-borrowers (the "Borrowers") entered into a new credit agreement (the “Credit Agreement”) providing for the following (each of which may be increased subject to certain conditions): (i) a $500 million Term Loan A facility (the “Term Loan A Facility”), (ii) a $2 billion Term Loan B facility (the “Term Loan B Facility”) and (iii) a $1 billion revolving facility (the “Revolving Facility”) which has no outstanding borrowings and has $4 million in letters of credit outstanding as of December 31, 2017, each of which may be increased subject to certain conditions. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

Subsidiary Senior Unsecured Notes. On June 16, 2016, the Borrowers issued an aggregate of $1.05 billion Senior Unsecured Notes due 2024 and an aggregate of $1.05 billion Senior Unsecured Notes due 2026. On June 15, 2017, the Borrowers issued an aggregate of $750 million Senior Unsecured Notes due June 1, 2027 (together with the June 16, 2016 issuances, the “Subsidiary Senior Unsecured Notes”). Our Subsidiary Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of the indebtedness of certain subsidiaries with a principal amount in excess of $100 million or the failure to pay principal of such indebtedness will constitute an event of default under the Subsidiary Senior Unsecured Notes.

The majority of our remaining long-term debt primarily comprises senior, unsecured obligations ("YUM Senior Unsecured Notes") which ranks equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under YUM Senior Unsecured Notes were $2.2 billion at December 31, 2017. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

The following table summarizes the future maturities of our outstanding long-term debt, excluding capital leases, as of December 31, 2017.

	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2037	2043	Total
Securitization Notes	$23	$23	$789	$15	$15	$479	$10	$10	$907				$2,271
Credit Agreement	32	45	51	76	395	1,876							2,475
Subsidiary Senior Unsecured Notes							1,050		1,050	750			2,850
YUM Senior Unsecured Notes	325	250	350	350		325					325	275	2,200
Total	$380	$318	$1,190	$441	$410	$2,680	$1,060	$10	$1,957	$750	$325	$275	$9,796

See Note 11 for details on the the Securitization Notes, Subsidiary Senior Unsecured Notes, the Credit Agreement and YUM Senior Unsecured Notes.

Contractual Obligations

Our significant contractual obligations and payments as of December 31, 2017 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$12,970	$801	$2,301	$1,538	$8,330
Capital leases(b)	136	13	25	22	76
Operating leases(b)	899	124	198	142	435
Purchase obligations(c)	377	216	123	38	—
Benefit plans and other(d)	284	100	66	26	92
Total contractual obligations	$14,666	$1,254	$2,713	$1,766	$8,933

(a)	Amounts include maturities of debt outstanding as of December 31, 2017 and expected interest payments on those outstanding amounts on a nominal basis. See Note 11.

(b)	These obligations, which are shown on a nominal basis, relate primarily to approximately 900 Company-owned restaurants. See Note 12.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  We have excluded agreements that are cancelable without penalty.  Purchase obligations relate primarily to supply agreements, marketing, information technology, purchases of PP&E as well as consulting, maintenance and other agreements. Amounts include estimated payments for our incremental advertising contributions related to the KFC U.S. Acceleration Agreement and the Pizza Hut U.S. Transformation Agreement. See Note 5.

(d)
Includes actuarially-determined timing of payments from our most significant unfunded pension plan as well as scheduled payments from our deferred compensation plan and other unfunded benefit plans where payment dates are determinable. This table excludes $39 million of future benefit payments for deferred compensation and other unfunded benefit plans to be paid upon separation of employee's service or retirement from the company, as we cannot reasonably estimate the dates of these future cash payments. Other amounts include a cash tax obligation related to the mandatory deemed repatriation tax provisions of the Tax Act (see Note 18) and anticipated investments, other than incremental advertising, related to the KFC U.S. Acceleration Agreement and the Pizza Hut U.S. Transformation Agreement (see Note 5).

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and UK.  The most significant of the U.S. plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from our other significant U.S. plan are paid by the Company as incurred (see footnote (d) above).  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time-to-time to improve the Plan’s funded status.  At December 31, 2017 the Plan was in a net underfunded position of $59 million.  The UK pension plans were in a net overfunded position of $71 million at our 2017 measurement date.

We do not anticipate making any significant contributions to the Plan in 2018. Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumptions.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions in 2018 and beyond.

Our post-retirement health care plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $5 million in 2017 and no future funding amounts are included in the contractual obligations table.  See Note 15.

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

We have not included in the contractual obligations table approximately $100 million of liabilities for unrecognized tax benefits relating to various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

See the Lease Guarantees and Franchise Loan Pool and Equipment Guarantees sections of Note 20 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries. These standards are effective for the Company in our first quarter of 2018, and we will adopt the standards using the modified retrospective transition method. See “Recent Accounting Pronouncements” in Note 2 for additional information regarding our adoption of the new revenue recognition standards.

In February 2016, the FASB issued a standard on the recognition and measurement of leases, which is intended to increase transparency and comparability among organizations by requiring that substantially all lease assets and liabilities be recognized on the balance sheet and by requiring the disclosure of key information about leasing arrangements. This standard is effective for the Company in our first quarter of 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition method. We currently plan to adopt this standard in the first quarter of 2019 and we are evaluating the impact the adoption of this standard will have on our Financial Statements. Based on our current volume of store leases and subleases to franchisees (see Note 12) we expect this adoption will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets; however, we believe the impact will be less material over time as we execute our strategy to be at least 98% franchised by 2019 and thus are a party to fewer leases. Further, we do not anticipate adoption will have a significant impact on our Consolidated Statements of Income or Cash Flows.

In June 2016, the FASB issued a standard that requires measurement and recognition of expected versus incurred credit losses for financial assets held. The standard is effective for the Company in our first quarter of fiscal 2020 with early adoption permitted beginning in the first quarter of 2019. We are currently evaluating the impact the adoption of this standard will have on our Financial Statements.

In October 2016, the FASB issued a standard that requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance will require a modified retrospective application with a cumulative adjustment to opening retained earnings at the beginning of our first quarter of 2018. We anticipate a reduction in Other assets of approximately $40 million upon adoption to write-off the unamortized tax consequences of certain historical intra-entity transfers of assets with an offsetting increase to our Accumulated deficit.

In August 2017, the FASB issued a standard that refines and expands existing hedge accounting guidance. The standard is effective for the Company in our first quarter of 2019 with early adoption permitted. We do not anticipate the impact of adopting this standard will be material to our Financial Statements.

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

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist.  Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our business units (which are aligned based on geography) in our KFC, Pizza Hut and Taco Bell Divisions.  Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from franchise royalties and Company-owned restaurant operations, if any.

Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit.  Future cash flows are based on growth expectations relative to recent historical performance and incorporate sales growth (from net new restaurants or same-sales growth) and margin improvement (for those reporting units which include Company-owned restaurant operations) assumptions that we believe a third-party buyer would assume when determining a purchase price for the reporting unit.  Any margin improvement assumptions that factor into the discounted cash flows are highly correlated with sales growth as cash flow growth can be achieved through various interrelated strategies such as product pricing and restaurant productivity initiatives. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

The fair values of all our reporting units with goodwill balances were substantially in excess of their respective carrying values as of the 2017 goodwill testing date.

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

During 2017, refranchising activity completed by the Company resulted in the write-off of $36 million in Goodwill within Refranchising (gain) loss, representing 7% of beginning-of-year Company goodwill. Of the $36 million, the most significant write-offs were recognized by KFC Turkey and Taco Bell U.S. Within KFC Turkey, all remaining company restaurants were refranchised and $13 million in goodwill was written off (representing 33% of beginning-of-year goodwill). Within Taco Bell U.S., 251 restaurants were refranchised (representing 29% of beginning-of-year company units) and $8 million in goodwill was written off (representing 7% of beginning-of-year goodwill).

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

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $1,007 million and a fair value of plan assets of $864 million at December 31, 2017.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 3.90% at December 31, 2017.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for this discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or Standard & Poor's ("S&P") with cash flows that mirror our expected benefit payment cash flows under the plans.  We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody's and S&P) and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $65 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $75 million at our measurement date.

The net periodic benefit cost we will record in 2018 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date.  We expect net periodic benefit cost for our U.S. plans to increase approximately $6 million in 2018.  A 50 basis-point decrease in our discount rate assumption at our 2017 measurement date would further increase our 2018 U.S. net periodic benefit cost by approximately $9 million. A 50 basis-point increase in our discount rate assumption at our 2017 measurement date would decrease our 2018 U.S. net periodic benefit cost by approximately $8 million. The impacts of changes in net periodic benefit costs are reflected primarily in Other pension (income) expense.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical and expected future returns for each asset category.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2018 pension expense, at December 31, 2017 was 5.65%, net of administrative and investment fees paid from plan assets.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2018 U.S. net periodic benefit cost by approximately $8 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 5.65% will impact our unrecognized pre-tax actuarial net loss by approximately $8 million. The impacts of changes in net periodic benefit costs are recorded to Other pension (income) expense.

A decrease in discount rates over time has largely contributed to an unrecognized pre-tax actuarial net loss of $134 million included in AOCI for these U.S. plans at December 31, 2017.  We will recognize approximately $16 million of such loss in net periodic benefit cost in 2018 versus $5 million recognized in 2017. See Note 15.

In the first quarter of 2017, we adopted FASB issued guidance related to the presentation of non-service components of net periodic pension cost. As a result, expense associated with changes in actuarial assumptions, settlement charges and other non-service related charges are primarily recorded to Other pension (income) expense.

Income Taxes

At December 31, 2017, we had valuation allowances of approximately $421 million to reduce our $847 million of deferred tax assets to amounts that are more likely than not to be realized. The net deferred tax assets primarily relate to foreign tax credits and temporary differences in profitable U.S. federal, state and foreign jurisdictions and net operating losses in certain foreign jurisdictions, the majority of which do not expire. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies and refranchising plans. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At December 31, 2017, we had $100 million of unrecognized tax benefits, $10 million of which are temporary in nature and, if recognized, would not impact the effective tax rate. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

On December 22, 2017, the SEC staff issued SEC Staff Accounting Bulletin (“SAB”) 118 to address the accounting implications of the 2017 Tax Cuts and Jobs Act (“Tax Act”). SAB 118 permits a company to recognize provisional amounts for the one-time tax effects of the Tax Act upon enactment when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The measurement period to finalize our calculations cannot extend beyond one year of the enactment date. Key provisions that have a significant impact on our Financial Statements and where we have recognized estimated amounts include the recognition of liabilities for taxes on mandatory one-time deemed repatriation of accumulated earnings of foreign subsidiaries, the remeasurement of certain net deferred tax assets and liabilities, and establishment of a valuation allowance on our foreign tax credit carryforwards.

The Tax Act includes a mandatory deemed repatriation tax on accumulated earnings of foreign subsidiaries, and as a result, previously unremitted earnings for which no U.S. deferred tax liability had been provided have now been subject to U.S. tax. Our cash currently held overseas is primarily limited to that necessary to fund working capital requirements. Thus, we have not provided taxes on our foreign unremitted earnings, other than U.S. federal taxes provided in connection with the mandatory deemed repatriation tax, as we believe they are indefinitely reinvested. See Note 18 for a further discussion of our Income taxes.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S. Our outstanding Long-term debt of $9.8 billion includes 75% fixed-rate debt and 25% variable-rate debt. We have attempted to minimize the interest rate risk related to $1.55 billion of this variable-rate debt through the use of interest rate swaps. As a result, approximately 90% of our $9.8 billion of outstanding debt at December 31, 2017 is effectively fixed-rate debt. See Note 11 for details on these issuances and repayments and Note 13 for details related to interest rate swaps.

As of December 31, 2017 and December 31, 2016 a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period after consideration of the aforementioned interest rate swaps, in an increase of approximately $9 million and $10 million, respectively, in Interest expense, net within our Consolidated Statements of Income. These estimated amounts are based upon the current level of variable-rate debt that has not been swapped to fixed and assume no changes in the volume or composition of that debt and exclude any impact from interest income related to cash and cash equivalents.

The fair value of our cumulative fixed-rate debt of $7.3 billion as of December 31, 2017, would decrease approximately $400 million as a result of the same hypothetical 100 basis-point increase. At December 31, 2017, a hypothetical 100 basis-point decrease in short-term interest rates would decrease the fair value of our interest rate swaps approximately $50 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the durations.

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

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $2.0 billion as of December 31, 2017. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 31, 2017 Operating Profit would have decreased approximately $180 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes or local currency sales or input prices.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (YUM) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity (deficit) for each of the fiscal years in the three‑year period ended December 31, 2017, and the related notes collectively, the “consolidated financial statements.” We also have audited YUM’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of YUM as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, YUM maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in notes 2 and 5 to the consolidated financial statements, the comparative consolidated balance sheet as of December 31, 2016, and the comparative consolidated statements of income, comprehensive income, cash flows and shareholders’ equity (deficit) for the fiscal years ended December 31, 2016 and 2015 have been restated for the effects of the change in accounting principle whereby YUM changed its fiscal year from a 52-53 week fiscal year to a fiscal year ending on December 31 of each year and eliminated any of the one-month or one-period reporting lags of its international subsidiaries.
Basis for Opinions
YUM’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on YUM’s consolidated financial statements and an opinion on YUM’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to YUM in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

We have served as YUM’s auditor since 1997.

Louisville, Kentucky
February 21, 2018

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2017, 2016 and 2015
(in millions, except per share data)
	2017	2016 (As Restated)	2015 (As Restated)
Revenues
Company sales	$3,572	$4,189	$4,336
Franchise and license fees and income	2,306	2,167	2,082
Total revenues	5,878	6,356	6,418
Costs and Expenses, Net
Company restaurants
Food and paper	1,103	1,267	1,340
Payroll and employee benefits	939	1,106	1,125
Occupancy and other operating expenses	912	1,116	1,162
Company restaurant expenses	2,954	3,489	3,627
General and administrative expenses	999	1,129	1,058
Franchise and license expenses	237	201	240
Closures and impairment (income) expenses	3	15	16
Refranchising (gain) loss	(1,083)	(163)	23
Other (income) expense	7	3	20
Total costs and expenses, net	3,117	4,674	4,984

Operating Profit	2,761	1,682	1,434

Other pension (income) expense	47	32	40
Interest expense, net	440	305	141

Income from continuing operations before income taxes	2,274	1,345	1,253

Income tax provision	934	327	327
Income from continuing operations	1,340	1,018	926
Income from discontinued operations, net of tax	N/A	625	357
Net Income	$1,340	$1,643	$1,283

Basic Earnings per Common Share from continuing operations	$3.86	$2.58	$2.13
Basic Earnings per Common Share from discontinued operations	N/A	$1.59	$0.82
Basic Earnings Per Common Share	$3.86	$4.17	$2.95

Diluted Earnings per Common Share from continuing operations	$3.77	$2.54	$2.09
Diluted Earnings per Common Share from discontinued operations	N/A	$1.56	$0.81
Diluted Earnings Per Common Share	$3.77	$4.10	$2.90

Dividends Declared Per Common Share	$0.90	$1.73	$1.74

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2017, 2016 and 2015
(in millions)

	2017	2016 (As Restated)	2015 (As Restated)

Net Income	$1,340	$1,643	$1,283
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	115	(174)	(231)
Reclassifications of adjustments and (gains) losses into Net Income	55	(11)	115
	170	(185)	(116)
Tax (expense) benefit	(8)	21	—
	162	(164)	(116)

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(17)	(62)	101
Reclassification of (gains) losses into Net Income	52	44	53
	35	(18)	154
Tax (expense) benefit	(14)	4	(57)
	21	(14)	97

Changes in derivative instruments
Unrealized gains (losses) arising during the year	(52)	57	48
Reclassification of (gains) losses into Net Income	58	(22)	(53)
	6	35	(5)
Tax (expense) benefit	(2)	(16)	—
	4	19	(5)

Other comprehensive income (loss), net of tax	187	(159)	(24)
Comprehensive Income	$1,527	$1,484	$1,259

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2017, 2016 and 2015
(in millions)
	2017	2016 (As Restated)	2015 (As Restated)
Cash Flows – Operating Activities from Continuing Operations
Net Income	$1,340	$1,643	$1,283
Income from discontinued operations, net of tax	—	(625)	(357)
Depreciation and amortization	253	310	319
Closures and impairment (income) expenses	3	15	16
Refranchising (gain) loss	(1,083)	(163)	23
Contributions to defined benefit pension plans	(55)	(41)	(98)
Deferred income taxes	634	28	(101)
Share-based compensation expense	65	80	46
Changes in accounts and notes receivable	(19)	(23)	(36)
Changes in inventories	3	1	(4)
Changes in prepaid expenses and other current assets	(13)	(1)	(14)
Changes in accounts payable and other current liabilities	(173)	(40)	55
Changes in income taxes payable	(55)	20	53
Other, net	130	44	75
Net Cash Provided by Operating Activities from Continuing Operations	1,030	1,248	1,260
Cash Flows – Investing Activities from Continuing Operations
Capital spending	(318)	(427)	(442)
Proceeds from refranchising of restaurants	1,773	370	213
Other, net	17	53	30
Net Cash Provided by (Used in) Investing Activities from Continuing Operations	1,472	(4)	(199)
Cash Flows – Financing Activities from Continuing Operations
Proceeds from long-term debt	1,088	6,900	—
Repayments of long-term debt	(385)	(323)	(267)
Revolving credit facilities, three months or less, net	—	(685)	303
Short-term borrowings, by original maturity
More than three months – proceeds	—	1,400	609
More than three months – payments	—	(2,000)	—
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(1,960)	(5,403)	(1,200)
Dividends paid on Common Stock	(416)	(744)	(730)
Debt issuance costs	(32)	(86)	—
Net transfers from discontinued operations	—	289	235
Other, net	(90)	(92)	(39)
Net Cash Used in Financing Activities from Continuing Operations	(1,795)	(744)	(1,089)
Effect of Exchange Rate on Cash and Cash Equivalents	61	(34)	—
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Continuing Operations	768	466	(28)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – Beginning of Year	831	365	393
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – End of Year	$1,599	$831	$365

Cash Provided by Operating Activities from Discontinued Operations	$—	$829	$931
Cash Used in Investing Activities from Discontinued Operations	—	(287)	(493)
Cash Used in Financing Activities from Discontinued Operations	—	(292)	(234)

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 31, 2017 and 2016
(in millions)
	2017	2016 (As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,522	$725
Accounts and notes receivable, net	400	370
Inventories	13	37
Prepaid expenses and other current assets	371	236
Advertising cooperative assets, restricted	201	137
Total Current Assets	2,507	1,505

Property, plant and equipment, net	1,697	2,113
Goodwill	512	536
Intangible assets, net	110	151
Other assets	346	376
Deferred income taxes	139	772
Total Assets	$5,311	$5,453

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$813	$1,067
Income taxes payable	123	36
Short-term borrowings	375	66
Advertising cooperative liabilities	201	137
Total Current Liabilities	1,512	1,306

Long-term debt	9,429	9,059
Other liabilities and deferred credits	704	703
Total Liabilities	11,645	11,068

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 332 shares and 355 shares issued in 2017 and 2016, respectively	—	—
Accumulated deficit	(6,063)	(5,157)
Accumulated other comprehensive loss	(271)	(458)
Total Shareholders’ Deficit	(6,334)	(5,615)
Total Liabilities and Shareholders’ Deficit	$5,311	$5,453

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Deficit)
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2017, 2016 and 2015
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income(Loss)	Noncontrolling Interests	Total Shareholders' Equity (Deficit)	Redeemable Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2014 (As Restated)	434	$—	$1,784	$(228)	$57	$1,613	$9

Net Income (loss)			1,283		6	1,289	(1)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $3 million)				(228)	(4)	(232)	(2)
Reclassification of translation adjustments into income (net of tax impact of $3 million)				112		112
Pension and post-retirement benefit plans (net of tax impact of $57 million)				97		97
Net loss on derivative instruments (net of tax impact of $0 million)				(5)		(5)
Comprehensive Income (loss)						1,261	(3)
Dividends declared			(756)			(756)
Acquisition of Little Sheep store-level noncontrolling interests		1			(1)	—
Repurchase of shares of Common Stock	(16)	(76)	(1,124)			(1,200)
Employee share-based award exercises (includes tax impact of $50 million)	2	7				7
Share-based compensation events		68				68
Balance at December 31, 2015 (As Restated)	420	$—	$1,187	$(252)	$58	$993	$6

Net Income (loss)			1,643		18	1,661	(7)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $21 million)				(153)	(3)	(156)	1
Reclassification of translation adjustments into income				(11)		(11)
Pension and post-retirement benefit plans (net of tax impact of $4 million)				(14)		(14)
Net gain on derivative instruments (net of tax impact of $16 million)				19		19
Comprehensive Income (loss)						1,499	(6)
Dividends declared			(661)		(6)	(667)
Separation of China business			(1,927)	(47)	(67)	(2,041)
Repurchase of shares of Common Stock	(68)	(49)	(5,399)			(5,448)
Employee share-based award exercises (includes tax impact of $85 million)	3	(4)				(4)
Share-based compensation events		53				53
Balance at December 31, 2016 (As Restated)	355	$—	$(5,157)	$(458)	$—	$(5,615)	$—

Net Income			1,340			1,340
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $8 million)				107		107
Reclassification of translation adjustments into income				55		55
Pension and post-retirement benefit plans (net of tax impact of $14 million)				21		21
Net gain on derivative instruments (net of tax impact of $2 million)				4		4
Comprehensive Income						1,527
Dividends declared			(311)			(311)
Repurchase of shares of Common Stock	(27)	—	(1,915)			(1,915)
Employee share-based award exercises	4	(58)	(20)			(78)
Share-based compensation events	—	58	—			58
Balance at December 31, 2017	332	$—	$(6,063)	$(271)	$—	$(6,334)	$—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has over 45,000 units of which 60% are located outside the U.S. in more than 135 countries and territories.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Consolidated Financial Statements are made using the first person notations of “we,” “us” or “our.”

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

As of December 31, 2017, YUM consisted of three operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

On October 31, 2016 (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). On the Distribution Date, we distributed to each of our shareholders of record as of the close of business on October 19, 2016 (the “Record Date”) one share of Yum China common stock for each share of our Common Stock held as of the Record Date. The distribution was structured to be a tax free distribution to our U.S. shareholders for federal income tax purposes in the U.S. Yum China’s common stock trades on the New York Stock Exchange under the symbol “YUMC.” After the distribution, we do not beneficially own any shares of Yum China common stock.

Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations and cash flows of the separated business are presented as discontinued operations in our Consolidated Statements of Income and Consolidated Statements of Cash Flows for all periods presented. See additional information related to the impact of the Separation in Note 4.

Note 2 – Summary of Significant Accounting Policies

Our preparation of the accompanying Consolidated Financial Statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

Our most significant variable interests are in entities that operate restaurants under our Concepts’ franchise and license arrangements.  We do not have an equity interest in any of our franchisee businesses.  Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees.  However, we do have variable interests in certain franchisees through real estate lease arrangements to which we are a party.  At the end of 2017, YUM has future lease payments due from franchisees, on a nominal basis, of approximately $725 million, and we are contingently liable on certain other lease agreements that have been assigned to franchisees. See the Lease Guarantees and Franchise Loan Pool and Equipment Guarantees sections in Note 20. As our franchise and license arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

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

Fiscal year 2016 included 53 weeks for our U.S. businesses and for our international subsidiaries that reported on a period calendar. The 53rd week added $76 million to Total revenues and $28 million to Operating Profit in our 2016 Consolidated Statement of Income.

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

Concurrent with the change in the Company's fiscal year, we also eliminated the one month or one period reporting lags of our international subsidiaries. As a result of removing these reporting lags, each international subsidiary operates either on a monthly calendar consistent with the Company’s new calendar or on a periodic calendar consistent with our U.S. subsidiaries. We believe this change in our international subsidiary reporting calendars and the resulting elimination of reporting lags is preferable because a more current reporting calendar allows the Consolidated Financial Statements to more consistently and more timely reflect the impact of current events, economic conditions and global trends.

The change to the Company’s fiscal year and removal of the international reporting lags is effective in 2017. We have applied this change in accounting principle retrospectively to all prior financial periods presented and the impact of this change is summarized in Note 5. The impact of the change in accounting principle on the current period Consolidated Financial Statements is similar to the impact on the prior period results discussed in Note 5.

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the U.S. are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2017, net cumulative translation adjustment losses of $174 million are recorded in Accumulated other comprehensive loss ("AOCI") in the Consolidated Balance Sheet.

The majority of our foreign currency net asset exposure is in countries where we have Company-owned restaurants. As we manage and share resources at the individual brand level within a country, cumulative translation adjustments are recorded and tracked at the foreign-entity level that represents the operations of our individual brands within that country. Translation adjustments recorded in AOCI are subsequently recognized as income or expense generally only upon sale of the related investment in a foreign entity, or upon a sale of assets and liabilities within a foreign entity that represents a complete or substantially complete liquidation of that foreign entity. For purposes of determining whether a sale or complete or substantially complete liquidation of an investment in a foreign entity has occurred, we consider those same foreign entities for which we record and track cumulative translation adjustments.

Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in Other (income) expense in our Consolidated Statements of Income.

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2017. These reclassifications had no effect on previously reported Net Income, as restated.

Franchise Operations.  We execute store-level franchise agreements for units operated by third parties which set out the terms of our arrangement with the franchisee. Our franchise agreements typically require the franchisee to pay an initial, non-refundable fee upon an individual store opening and continuing fees based upon a percentage of sales.  Subject to our approval and their payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration. Additionally, we execute master franchise agreements in certain regions that transfer administrative and development obligations and sub-franchising rights to a franchisee in exchange for reduced franchise fees.

The internal costs we incur to provide support services to our franchisees are charged to General and administrative expenses (“G&A”) as incurred.  Certain direct costs of our franchise operations are charged to Franchise and license expenses.  These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we lease or sublease to franchisees, franchise marketing funding, amortization expense for franchise-related intangible assets, value added taxes on royalties and certain other direct incremental franchise support costs.

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

While the majority of our franchise agreements are entered into with terms and conditions consistent with those at a prevailing market rate, there are instances when we enter into franchise agreements with terms that are not at market rates (for example, below-market continuing fees) for a specified period of time. We recognize the estimated value of terms in franchise agreements entered into concurrently with a refranchising transaction that are not consistent with market terms as part of the upfront Refranchising (gain) loss and amortize that amount into Franchise and license fees and income over the period such terms are in effect. The value of terms that are not considered to be at market within franchise agreements is estimated based upon the difference between the present value of the cash expected to be received under the franchise agreement and the present value of the cash that would have been expected to be received under a franchise agreement with terms substantially consistent with market.

Direct Marketing Costs.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred which are based on a percentage of sales.  We charge direct marketing costs incurred outside of a cooperative to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs which will generally be used for the first time in the next fiscal year and have historically not been significant.  Our advertising expenses were $245 million, $260 million and $253 million in 2017, 2016 and 2015, respectively.  We report the majority of our direct marketing costs in Occupancy and other operating expenses as they are incurred as a percentage of sales by Company-owned restaurants. Advertising incurred on behalf of franchised restaurants is recorded within Franchise and license expenses, including $25 million related to the Pizza Hut U.S. Transformation Agreement and $20 million related to the KFC U.S. Acceleration Agreement in 2017. See Note 5 for further discussion of these agreements.

Research and Development Expenses.  Research and development expenses, which we expense as incurred, are reported in G&A.  Research and development expenses were $22 million, $24 million and $23 million in 2017, 2016 and 2015, respectively.

Share-Based Employee Compensation.  We recognize ongoing share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant.  This compensation cost is recognized over the service period on a straight-line basis, net of an assumed forfeiture rate, for awards that actually vest.  We present this compensation cost consistent with the other compensation costs for the employee recipient in either Payroll and employee benefits or G&A. See Note 16 for further discussion of our share-based compensation plans.

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

In executing our refranchising initiatives, we most often offer groups of restaurants for sale.  When we believe it is more likely than not a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment.  We evaluate the recoverability of these restaurant assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants.  For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants, which is based on the expected net sales proceeds.  To the extent ongoing agreements to be entered into with the franchisee simultaneous with the refranchising are expected to contain terms, such as royalty rates, not at prevailing market rates, we consider the off-market terms in our impairment evaluation.  We recognize any such impairment charges in Refranchising (gain) loss.  Refranchising (gain) loss includes the gains or losses from the sales of our restaurants to new and existing franchisees, including any impairment charges discussed above, and associated termination, relocation or retention costs associated with store-level employees of refranchised stores or employees of restaurant-support centers which we have closed due to refranchising. We recognize gains on restaurant refranchisings when the sale transaction closes and control of the restaurant operations have transferred to the franchisee.

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

We do not record a deferred tax liability for unremitted earnings of our foreign subsidiaries (except for the U.S. tax provided for as part of the Tax Act enacted on December 22, 2017, see Note 18) to the extent that the earnings meet the indefinite reversal criteria. This criteria is met if the foreign subsidiary has invested, or will invest, the earnings indefinitely. The decision as to the amount of unremitted earnings that we intend to maintain in non-U.S. subsidiaries considers items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans and expected cash requirements in the U.S.

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

Receivables.  The Company’s receivables are primarily generated from ongoing business relationships with our franchisees as a result of franchise and lease agreements.  Trade receivables consisting of royalties from franchisees, including Yum China, are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net on our Consolidated Balance Sheet.  Yum China is our largest franchisee and we recorded franchise fee revenues of approximately $260 million from Yum China in 2017. Our provision for uncollectible franchisee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it probable that our franchisees will be unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.  We recorded $5 million, less than $1 million and $6 million in net provisions within Franchise and license expenses in 2017, 2016 and 2015, respectively, related to uncollectible franchise and license trade receivables.Trade receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

	2017	2016
Accounts and notes receivable	$419	$384
Allowance for doubtful accounts	(19)	(14)
Accounts and notes receivable, net	$400	$370

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time-to-time.  As these receivables primarily relate to our ongoing business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees will be unable to make their required payments.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable, net while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $38 million and $29 million (net of an allowance of $2 million) at December 31, 2017 and December 31, 2016, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

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

Internal Development Costs and Abandoned Site Costs.  We capitalize direct costs associated with the site acquisition and construction of a Company unit on that site, including direct internal payroll and payroll-related costs.  Only those site-specific costs incurred subsequent to the time that the site acquisition is considered probable are capitalized.  If we subsequently make a determination that it is probable a site for which internal development costs have been capitalized will not be acquired or developed, any previously capitalized internal development costs are expensed and included in G&A.

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

We record all derivative instruments on our Consolidated Balance Sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the results of operations immediately. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2017 and December 31, 2016, all of the counterparties to our interest rate swaps, foreign currency swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time-to-time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, or other deductions to Common Stock such as shares cancelled upon employee share-based award exercises, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases, or other deductions to Common Stock such as shares cancelled upon employee share-based award exercises, as an addition to Accumulated deficit.  Due to the large number of share repurchases of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $1,915 million, $5,399 million and $1,124 million in share repurchases in 2017, 2016 and 2015, respectively, and $20 million related to shares cancelled upon employee share-based award exercises in 2017 were recorded as an addition to Accumulated deficit. See Note 17 for additional information on our share repurchases.

Pension and Post-retirement Medical Benefits. We measure and recognize the overfunded or underfunded status of our pension and post-retirement plans as an asset or liability in our Consolidated Balance Sheet as of our fiscal year end. The funded status represents the difference between the projected benefit obligations and the fair value of plan assets, which is calculated on a plan-by-plan basis. The projected benefit obligation and related funded status are determined using assumptions as of the end of each year. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of future salary increases, as applicable. The difference between the projected benefit obligations and the fair value of plan assets that has not previously been recognized in our Consolidated Statement of Income is recorded as a component of AOCI.

The net periodic benefit costs associated with the Company's defined benefit pension and post-retirement medical plans are determined using assumptions regarding the projected benefit obligation and, for funded plans, the market-related value of plan assets as of the beginning of each year, or remeasurement period, it applicable. We record the service cost component of net periodic benefit costs in G&A. Non-service cost components are recorded in Other pension (income) expense. We have elected to use a market-related value of plan assets to calculate the expected return on assets, net of administrative and investment fees paid from plan assets, in net periodic benefit costs. We recognize differences in the fair value versus the market-related value of plan assets evenly over five years. For each individual plan we amortize into pension expense the net amounts in AOCI, as adjusted for the difference between the fair value and market-related value of plan assets, to the extent that such amounts exceed 10% of the greater of a plan’s projected benefit obligation or market-related value of assets, over the remaining service period of active participants in the plan or, for plans with no active participants, over the expected average life expectancy of the inactive participants in the plan. We record a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. We record a curtailment gain when the employees who are entitled to the benefits terminate their employment; we record a curtailment loss when it becomes probable a loss will occur.

We recognize settlement gains or losses only when we have determined that the cost of all settlements in a year will exceed the sum of the service and interest costs within an individual plan.

Recent Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) has issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industri

es. These standards are effective for the Company in our first quarter of 2018 and we will adopt the standards using the modified retrospective method. Upon adoption, we will record an increase in Total Shareholders’ Deficit of approximately $230 million on our Consolidated Balance Sheet, which includes the impact to deferred taxes from adopting the standards. We expect the adoption of the standards to negatively impact 2018 Operating Profit by approximately $45 million. Significant changes to the Company’s accounting policies are summarized below.

These standards require that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. The services we provide related to upfront fees we receive from franchisees such as initial or renewal fees do not contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue over the term of each respective franchise agreement. We currently recognize upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. These standards require any unamortized portion of fees received prior to adoption be presented in our Consolidated Balance Sheet as a contract liability. Upon adoption we expect the recognition of unamortized upfront fees to increase Total Liabilities by approximately $390 million.

Similarly, the benefits we receive from incentive payments we may make to our franchisees (e.g. equipment funding provided under the KFC U.S. Acceleration Agreement, see Note 5) are not separate and distinct from the benefits we receive from the franchise right and thus those incentive payments will be amortized as a reduction of revenue over the period of expected cash flows from the franchise agreements to which the payment relates. Currently, we recognize any payments made to franchisees within our Consolidated Statements of Income when we are obligated to make the payment. These standards require any such unamortized portion of payments prior to adoption to be presented in our Consolidated Balance Sheet as an asset. Upon adoption we expect the recognition of unamortized incentive payments to increase Total Assets by approximately $140 million.

These standards will also have an impact on transactions currently not included in our revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising cooperatives that we are required to consolidate and other cost reimbursement arrangements we have with our franchisees. We do not currently include these contributions and expenditures in our Consolidated Statements of Income or Cash Flows. The new standards will impact the principal/agent determinations in these arrangements by superseding industry-specific guidance included in current GAAP. When we are the principal in these transactions we will include the related contributions and expenditures within our Consolidated Statements of Income and Cash Flows. As a result of this change, we expect the increase in both Total revenues and Total costs and expenses, net in 2018 will approximate $1.0 billion, with no significant impact to Net Income. The assets and liabilities held by advertising cooperatives, which have historically been reported as Advertising cooperative assets, restricted and Advertising cooperative liabilities, respectively, will be included within the respective balance sheet caption to which the assets and liabilities relate.

These standards will not impact the recognition of our two largest sources of revenue, sales in company-owned restaurants and sales-based continuing fees from franchisees. Additionally, the new standards will not impact the recognition of refranchising gains and losses as these transactions are divestitures of businesses and thus outside the scope of the standards.

We are evaluating the impact of the standards on our disclosures of the Company’s revenues. Further, we are currently implementing internal controls related to the recognition and presentation of the Company’s revenues under these new standards.

In March 2016, the FASB issued guidance related to stock-based compensation which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including their income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted this standard beginning with the quarter ended March 31, 2017.

The impact of adoption included the recognition of excess tax benefits within our income tax provision for share-based payments made of $117 million during the year ended December 31, 2017. Additionally, the standard requires these excess tax benefits be reported as operating activities in the Consolidated Statements of Cash Flows as opposed to within financing activities as they have been historically reported. We elected retrospective presentation of excess tax benefits as operating cash flows for prior years. As a result, $83 million and $46 million of excess tax benefits previously presented as a financing activity have been reclassified to operating activities for the years ended December 31, 2016 and 2015, respectively, in our Consolidated Statements of Cash Flows. No other provisions of this standard had a material impact on the Company's Consolidated Financial Statements or disclosures.

In March 2017, the FASB issued guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (collectively, "Benefit Costs"). The standard does not change the requirement that an employer report the service cost component of these Benefit Costs in the same line item or items as other compensation costs arising from services rendered by employees during the period. However, the standard requires that the non-service components of these Benefit Costs be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. We early adopted the standard beginning with the quarter ended March 31, 2017, on a retrospective basis. As a result, for 2016 and 2015, we have reclassified $32 million and $40 million, respectively, related to non-service components of Benefit Costs from their prior Financial Statement captions (Payroll and employee benefits and G&A) into a new Financial Statement caption titled Other pension (income) expense in our Consolidated Statements of Income. The adoption of this standard does not impact Net Income.

Note 3 – Earnings Per Common Share (“EPS”)

	2017	2016	2015
Income from continuing operations	$1,340	$1,018	$926
Income from discontinued operations	N/A	625	357
Net Income	$1,340	$1,643	$1,283
Weighted-average common shares outstanding (for basic calculation)	347	394	435
Effect of dilutive share-based employee compensation	8	6	8
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	355	400	443
Basic EPS from continuing operations	$3.86	$2.58	$2.13
Basic EPS from discontinued operations	N/A	1.59	0.82
Basic EPS	$3.86	$4.17	$2.95
Diluted EPS from continuing operations	$3.77	$2.54	$2.09
Diluted EPS from discontinued operations	N/A	1.56	$0.81
Diluted EPS	$3.77	$4.10	$2.90
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.3	5.0	4.5

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

For all the periods prior to the Separation, the financial results of Yum China are presented as Income from discontinued operations, net of tax in the Consolidated Statements of Income and Cash flows from discontinued operations in our Consolidated Statements of Cash Flows.

The financial results of Yum China presented in discontinued operations reflect the results of the former China Division, an operating segment of the Company until the Separation, adjusted for the inclusion of certain G&A, non-cash impairment charges, refranchising gains, interest and income taxes that were previously not allocated to but were related to the former China Division's historical results of operations.

Additionally, these financial results reflect a deduction for royalties on sales of KFC and Pizza Hut Company-owned stores in China that prior to the Separation were paid, pursuant to an intercompany franchise agreement, by an entity of Yum China to a Company entity. This royalty expense was not reflected in our China Division results that were presented prior to the Separation, as it was then an intercompany transaction that was eliminated in consolidation, but has been reflected in our Company's discontinued operations as such royalty arrangement continued pursuant to the Master License Agreement. Additionally, our China Division results that were presented prior to the Separation have been adjusted to exclude the portion of the royalties paid by third-party franchisees in China that have historically and continue to be remitted to a Company entity. These adjustments to our previously presented China Division results in determining Income from discontinued operations, net of tax were offset by adjustments to our KFC and Pizza Hut Divisions' results such that there was no impact on total reported Net Income.

The following table presents the financial results of the Company’s discontinued operations:

	2016(a)	2015
Company sales	$5,667	$6,789
Franchise and license fees and income	109	120
Company restaurant expenses	(4,766)	(5,913)
G&A expenses(b)	(406)	(405)
Franchise and license expenses	(45)	(48)
Closures and impairment expenses	(57)	(64)
Refranchising gain	12	13
Other income(c)	49	27
Interest income, net	8	7
Income from discontinued operations before income taxes	571	526
Income tax benefit (provision)(d)	65	(164)
Income from discontinued operations - including noncontrolling interests	636	362
(Income) loss from discontinued operations - noncontrolling interests	(11)	(5)
Income from discontinued operations, net of tax	$625	$357

(a)	Includes Yum China financial results from January 1, 2016 to October 31, 2016.

(b)	Includes costs incurred to execute the Separation of $68 million and $9 million for 2016 and 2015, respectively. Such costs primarily relate to transaction advisors, legal and other consulting fees.

(c)	Primarily relates to equity income from KFC franchisees in which Yum China owns a minority interest.

(d)
During 2016, we recorded a tax benefit of $233 million related to previously recorded losses associated with our Little Sheep business. The tax benefit associated with these losses was able to be recognized as a result of legal entity restructuring completed in anticipation of the Separation.

Cash inflows from Yum China to the Company in 2017 and 2016, subsequent to the Separation, related to the Master License Agreement was $217 million and $16 million, respectively, net of taxes paid and primarily related to royalty revenues.

Note 5 – Items Affecting Comparability of Net Income and Cash Flows

Tax Cuts and Jobs Act of 2017 (“Tax Act”)

We recognized $434 million in our 2017 Income tax provision as a result of the December 22, 2017 enactment of the Tax Act. See Note 18 for a discussion of the charge.

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

During the years ended December 31, 2017, 2016 and 2015, we refranchised 1,470, 432 and 270 restaurants, respectively. We received $1,773 million, $370 million and $213 million in pre-tax proceeds in 2017, 2016 and 2015, respectively, related to these transactions.

A summary of Refranchising (gain) loss is as follows:

	Refranchising (gain) loss
	2017	2016	2015
KFC Division(a)	$(581)	$(44)	$32
Pizza Hut Division(a)	(16)	(48)	56
Taco Bell Division	(486)	(71)	(65)
Worldwide	$(1,083)	$(163)	$23

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

As a result of classifying restaurant and related assets as held-for-sale and ceasing depreciation expense as well as recording any related write-downs to fair value, depreciation expense was reduced versus what would have otherwise been recorded by $10 million during the year ended December 31, 2017. Our CODM does not consider the impact of these depreciation reductions, which were recorded within Occupancy and other operating expenses when assessing segment performance. These depreciation reductions were not allocated to the Division segments resulting in depreciation expense continuing to be recorded within our Divisional results at the rate at which it was prior to the held-for-sale classification.

YUM's Strategic Transformation Initiatives

In October 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the then anticipated separation of our China business on October 31, 2016. Major features of the Company’s strategic transformation plans involve being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. We incurred pre-tax costs of $23 million and $67 million related to our Strategic Transformation Initiatives in 2017 and 2016, respectively. In 2017, these costs were primarily recorded in G&A and included contract termination costs and relocation and severance costs for restaurant-support center employees. In 2016, these costs were primarily recorded in G&A and included restaurant-support center employee severance costs, charges associated with a voluntary retirement program offered to certain U.S. restaurant-support center employees, consulting costs incurred to facilitate YUM's Strategic Transformation Initiatives, and losses associated with our sale of Corporate aircraft upon our decision to no longer own aircraft. YUM's Strategic Transformation Initiatives represent the continuation of YUM's transformation of its operating model and capital structure following the Separation and recapitalization of YUM. Due to the scope of the initiatives as well as their significance, our CODM does not consider the associated cost when assessing segment performance. As such, these costs are not being allocated to any of our segment operating results for performance reporting purposes.

Modifications of Share-based Compensation Awards

In connection with the Separation, we modified certain share-based compensation awards held as part of our Executive Income Deferral ("EID") Plan in phantom shares of YUM Common Stock to provide one phantom Yum China share-based award for each outstanding phantom YUM share-based award. These Yum China awards may now be settled in cash, as opposed to stock, which requires recognition of the fair value of these awards within G&A in our Consolidated Income Statement. During 2017 and 2016, we recorded G&A charges related to these awards of $18 million and $30 million, respectively. Given these charges were a direct result of the Separation, our CODM does not consider their impact when assessing segment performance. As such, these costs are not being allocated to any of our segment operating results for performance reporting purposes.

Pizza Hut U.S. Transformation Agreement

In May 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology and includes a permanent commitment to incremental advertising and digital and technology contributions by franchisees. In connection with this agreement, we anticipate investing approximately $90 million to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and e-commerce capabilities. We currently expect the majority of this investment will be split between 2017 and 2018. During 2017, we recorded pre-tax charges of $31 million, primarily within Franchise and license expenses or G&A, and capitalized $8 million of costs primarily related to digital and e-commerce initiatives. Due to their unique and long-term brand-building nature, our CODM does not consider the impact of these investments when assessing segment performance. As such, these investments are not being allocated to the Pizza Hut Division segment operating results for performance reporting purposes.

In addition to the investments above, we have agreed to fund $37.5 million of incremental system advertising dollars from the second half of 2017 through 2018. During 2017, we incurred $25 million in related incremental system advertising expense. These advertising amounts were recorded primarily in Franchise and license expenses and are included in Pizza Hut's segment operating results.

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we anticipate investing a total of approximately $130 million from 2015 through 2018 primarily to fund new back-of house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We recorded pre-tax charges for the portion of these investments made in 2017, 2016 and 2015 of $17 million, $26 million and $72 million, respectively. These amounts were recorded primarily as Franchise and license expenses. These payments constitute a significant portion of the approximately $140 million asset for incentive payments made to franchisees which we will establish upon adoption of the new revenue recognition standard in 2018 (see Note 2). Due to their size and unique long-term brand building nature, our CODM does not consider the impact of these investments when assessing segment performance. As such, these charges are not being allocated to the KFC Division segment operating results for performance reporting purposes.

In addition to the investments above, we agreed to fund $60 million of incremental system advertising. During 2017, 2016 and 2015, we incurred $20 million, $20 million and $10 million in incremental system advertising expense, respectively, with the remaining funding of approximately $10 million to occur in 2018. The incremental system advertising amounts recorded were primarily in Franchise and license expenses and are included in the KFC Division segment operating results.

Items Impacting Other Pension (Income) Expense

During the fourth quarter of 2016, the Company allowed certain former employees with deferred vested balances in the YUM Retirement Plan ("the Plan") an opportunity to voluntarily elect an early payout of their pension benefits. As a result of settlement payments made of approximately $205 million related to this program, all of which were funded from existing Plan assets, we recorded a settlement charge of $24 million to Other pension (income) expense. Due to the size and non-recurring nature of the program, our CODM does not consider the impact of these charges when assessing performance so they were not allocated to any of our segment operating results for performance reporting purposes.

During the first quarter of 2017, as a result of the completion of a pension data review and reconciliation, we recorded a non-cash, out-of-year charge of $22 million to Other pension (income) expense to adjust our historical U.S. pension liability related to our deferred vested participants. Our CODM does not consider the impact of this charge when assessing segment performance given the number of years over which it accumulated. As such, this cost is not being allocated to any of our segment operating results for performance reporting purposes. See Note 15 for further discussion of our pension plans.

Store Closure and Impairment Activity

Store closure (income) costs and Store impairment charges by reportable segment are presented below.

	2017
	KFC	Pizza Hut	Taco Bell	Worldwide
Store closure (income) costs(a)	$—	$—	$(1)	$(1)
Store impairment charges	2	1	1	4
Closure and impairment (income) expenses	$2	$1	$—	$3

	2016
	KFC	Pizza Hut	Taco Bell	Worldwide
Store closure (income) costs(a)	$3	$(5)	$—	$(2)
Store impairment charges	8	6	3	17
Closure and impairment (income) expenses	$11	$1	$3	$15

	2015
	KFC	Pizza Hut	Taco Bell	Worldwide
Store closure (income) costs(a)	$1	$(1)	$(1)	$(1)
Store impairment charges	8	5	4	17
Closure and impairment (income) expenses	$9	$4	$3	$16

(a)
Store closure (income) costs include the net gain or loss on sales of real estate on which we formerly operated a Company-owned restaurant that was closed, lease reserves established when we cease using a property under an operating lease and subsequent adjustments to those reserves and other facility-related expenses from previously closed stores. Remaining lease obligations for closed stores were not material at December 31, 2017 or December 31, 2016.

Impact of Change in Reporting Calendar

As discussed in Note 2, we have changed our fiscal year from a year ending on the last Saturday of December to a year beginning on January 1 and ending on December 31 of each year commencing with the year ending December 31, 2017. We also removed the monthly or period reporting lags certain of our international subsidiaries historically used to report results. The impacts on our Consolidated Financial Statements of retrospectively applying these changes are included below:

	2016
	As Previously Reported	Adjustments		After Change in Reporting Calendar
Total revenues	$6,366	$(10)		$6,356
Operating Profit	1,625	25	(a)	1,650	(b)
Income from continuing operations	994	24		1,018
Income from discontinued operations, net of tax	625	—		625
Net Income	$1,619	$24		1,643

Diluted EPS from continuing operations	$2.48	$0.06		$2.54
Diluted EPS from discontinued operations	1.56	—		1.56
Diluted EPS	$4.04	$0.06		$4.10

	2015
	As Previously Reported	Adjustments	After Change in Reporting Calendar
Total revenues	$6,440	$(22)	$6,418
Operating Profit	1,402	(8)	1,394	(b)
Income from continuing operations	936	(10)	926
Income from discontinued operations, net of tax	357	—	357
Net Income	$1,293	$(10)	$1,283

Diluted EPS from continuing operations	$2.11	$(0.02)	$2.09
Diluted EPS from discontinued operations	0.81	—	0.81
Diluted EPS	$2.92	$(0.02)	$2.90

(a)	Primarily represents gains of $24 million related to the refranchising of certain international restaurants which occurred in December 2016.

(b)
Amount does not reconcile to our Consolidated Statements of Income for the year ended December 31, 2016 and December 31, 2015 due to the impact of retrospectively adopting a new accounting standard on Benefit Costs of $32 million and $40 million, respectively. See Note 2.

In 2016, the impact on our Consolidated Statement of Cash Flows was a decrease in cash provided by operating activities of $39 million, a decrease in cash used in investing activities of $20 million and a decrease in cash used in financing activities of $16 million.

In 2015, the impact on our Consolidated Statement of Cash Flows was an increase in cash used in investing activities of $10 million and a decrease in cash used in financing activities of $16 million. There was no impact to cash provided by operating activities.

Our Shareholders' Equity, as of December 31, 2014, increased $9 million as a result of the change in reporting calendar.

Note 6 – Supplemental Cash Flow Data

	2017	2016	2015
Cash Paid For:
Interest	$442	$297	$141
Income taxes	346	314	392
Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$8	$10	$26
Capital lease and other debt obligations transferred through refranchising	(35)	(1)	—
Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:
Cash and cash equivalents as presented in Consolidated Balance Sheets	$1,522	$725	$345
Restricted cash included in Prepaid expenses and other current assets(a)	60	55	—
Restricted cash included in Other assets(b)	17	51	20
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows	$1,599	$831	$365

(a)	Restricted cash within Prepaid expenses and other current assets reflects the Taco Bell Securitization interest reserves. See Note 11.

(b)
Primarily trust accounts related to our self-insurance program. 2016 also includes cash balances required, to the extent necessary, to meet statutory minimum net worth requirements for legal entities which enter into U.S. franchise agreements.

Note 7 – Franchise and License Fees and Income

	2017	2016	2015
Initial fees, including renewal fees	$96	$72	$71
Continuing fees and rental income	2,210	2,095	2,011
Franchise and license fees and income	$2,306	$2,167	$2,082

Note 8 – Other (Income) Expense

	2017	2016	2015
Foreign exchange net (gain) loss and other	$5	$(6)	$20
Loss associated with corporate aircraft(a)	2	9	—
Other (income) expense	$7	$3	$20

(a)
During 2016, we made the decision to no longer operate a corporate aircraft fleet and offered our owned aircraft for sale, one of which was sold during 2016 and one that was sold in 2017. The losses associated with these sales reflect the shortfall of the proceeds, including estimated proceeds in held-for-sale impairment evaluations, less any selling costs, over the carrying value of the aircraft.

Note 9 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2017	2016
Income tax receivable	$175	$44
Assets held for sale(a)	37	57
Other prepaid expenses and current assets	159	135
Prepaid expenses and other current assets	$371	$236

(a)
Reflects the carrying value of restaurants we have offered for sale to franchisees and excess properties that we do not intend to use for restaurant operations in the future. 2016 amounts also include a corporate aircraft sold in 2017.

Property, Plant and Equipment	2017	2016
Land	$452	$438
Buildings and improvements	1,661	2,149
Capital leases, primarily buildings	123	141
Machinery and equipment	941	1,380
Property, plant and equipment, gross	3,177	4,108
Accumulated depreciation and amortization	(1,480)	(1,995)
Property, plant and equipment, net	$1,697	$2,113

Depreciation and amortization expense related to PP&E was $238 million, $295 million and $302 million in 2017, 2016 and 2015, respectively.

Accounts Payable and Other Current Liabilities	2017	2016
Accounts payable	$119	$142
Accrued capital expenditures	21	39
Accrued compensation and benefits	252	372
Dividends payable	—	106
Accrued taxes, other than income taxes	90	66
Other current liabilities	331	342
Accounts payable and other current liabilities	$813	$1,067

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	KFC	Pizza Hut	Taco Bell	Worldwide
Balance as of December 31, 2015
Goodwill, gross	$266	$206	$113	$585
Accumulated impairment losses	—	(17)	—	(17)
Goodwill, net	266	189	113	568
Disposals and other, net(a)	2	(32)	(2)	(32)
Balance as of December 31, 2016
Goodwill, gross	268	174	111	553
Accumulated impairment losses	—	(17)	—	(17)
Goodwill, net	268	157	111	536
Disposals and other, net(a)	(21)	5	(8)	(24)
Balance as of December 31, 2017
Goodwill, gross	247	179	103	529
Accumulated impairment losses	—	(17)	—	(17)
Goodwill, net	$247	$162	$103	$512

(a)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

Intangible assets, net for the years ended 2017 and 2016 are as follows:

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Reacquired franchise rights	$60	$(42)	$83	$(49)
Franchise contract rights	100	(77)	99	(73)
Lease tenancy rights	32	(6)	56	(9)
Other	37	(25)	36	(23)
	$229	$(150)	$274	$(154)

Indefinite-lived intangible assets
KFC trademark	$31		$31

Amortization expense for all definite-lived intangible assets was $10 million in 2017, $12 million in 2016 and $13 million in 2015.  Amortization expense for definite-lived intangible assets is expected to approximate $7 million in 2018, $7 million in 2019, $6 million in 2020, $6 million in 2021 and $6 million in 2022.

Note 11 – Short-term Borrowings and Long-term Debt

	2017	2016
Short-term Borrowings
Current maturities of long-term debt	$386	$66
Other	—	8
	$386	$74
Less current portion of debt issuance costs and discounts	(11)	(8)
Short-term borrowings	$375	$66

Long-term Debt
Securitization Notes	$2,271	$2,294
Subsidiary Senior Unsecured Notes	2,850	2,100
Term Loan A Facility	500	500
Term Loan B Facility	1,975	1,990
YUM Senior Unsecured Notes	2,200	2,200
Capital lease obligations (See Note 12)	105	120
	9,901	9,204
Less debt issuance costs and discounts	(86)	(79)
Less current maturities of long-term debt	(386)	(66)
Long-term debt	$9,429	$9,059

Securitization Notes

On May 11, 2016 Taco Bell Funding, LLC (the “Issuer”), a newly formed, special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. ("TBC") completed a securitization transaction and issued $800 million of its Series 2016-1 3.832% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”), $500 million of its Series 2016-1 4.377% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) and $1.0 billion of its Series 2016-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “Class A-2-III Notes” and, together with the Class A-2-I Notes and the Class A-2-II Notes, the “Class A-2 Notes”).  In connection with the issuance of the Class A-2 Notes, the Issuer also entered into a revolving financing facility of Series 2016-1 Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the borrowing of up to $100 million and the issuance of up to $50 million in letters of credit.  The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Securitization Notes”.  The Class A-2 Notes were issued under a Base Indenture, dated as of May 11, 2016 (the “Base Indenture”), and the related Series 2016-1 Supplement thereto, dated as of May 11, 2016 (the “Series 2016-1 Supplement”).  The Base Indenture and the Series 2016-1 Supplement (collectively, the “Indenture”) allow the Issuer to issue additional series of notes. On October 16, 2017, the Issuer terminated the Variable Funding Notes.

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

The Company paid debt issuance costs of $31 million in connection with the 2016 issuance of the Securitization Notes. The debt issuance costs are being amortized to Interest expense, net through the Anticipated Repayment Dates of the Securitization Notes utilizing the effective interest rate method. As of December 31, 2017, the effective interest rates, including the amortization of debt issuance costs, were 4.18%, 4.59%, and 5.14% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively. During 2017, $2 million of unamortized debt issuance costs were recognized within Interest expense, net due to the termination of the Variable Funding Notes.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the Indenture) of at least 1.1:1, gross domestic sales for branded restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Class A-2 Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of December 31, 2017, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders, and are restricted in their use. The Indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of December 31, 2017, the Company had restricted cash of $60 million primarily related to required interest reserves included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. The amount of weekly securitization cash flow collections that exceed the required weekly allocations is generally remitted to the Company. During the quarter ended December 31, 2017, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

Credit Facilities and Subsidiary Senior Unsecured Notes

On June 16, 2016, KFC Holding Co., Pizza Hut Holdings, LLC, a limited liability company, and TBA, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the "Borrowers"), entered into a credit agreement providing for senior secured credit facilities consisting of a $500 million Term Loan A facility (the “Term Loan A Facility"), a $2.0 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.0 billion revolving facility (the “Revolving Facility”), each of which may be increased subject to certain conditions. The Term Loan A Facility, the Term Loan B Facility, and the Revolving Facility are collectively referred to as the "Credit Agreement". There are no outstanding borrowings under the Revolving Facility and $4 million of letters of credit outstanding as of December 31, 2017.

The Term Loan A Facility was originally subject to quarterly amortization payments beginning one full fiscal quarter after the first anniversary of the closing date, in an amount equal to 1.25% of the initial principal amount of the facility, in each of the second and third years of the facility; in an amount equal to 1.875% of the initial principal amount of the facility, in the fourth year of the facility; and in an amount equal to 3.75% of the initial principal amount of the facility, in the fifth year of the facility, with the balance payable at maturity on the fifth anniversary of the closing date. (Subsequently, this amortization schedule was delayed by approximately one year and the maturity date was extended to June 7, 2022 as a result of the Term Loan A repricing in 2017. See below.) The Term Loan B Facility is subject to quarterly amortization payments in an amount equal to 0.25% of the initial principal amount of the facility, with the balance payable at maturity on the seventh anniversary of the closing date.

On March 21, 2017, the Borrowers completed the repricing of the then existing $1.99 billion under the Term Loan B Facility pursuant to an amendment to the Credit Agreement. The amendment reduces the interest rate applicable to the Term Loan B Facility by 75 basis points to LIBOR plus2.00% or Base Rate plus1.00%, at the Borrower’s election, with an additional rate stepdown to LIBOR plus 1.75% or Base Rate plus 0.75% in the event the secured net leverage ratio (as defined in the Credit Agreement) is less than 1 to 1. As a result of repricing the Term Loan B Facility, $192 million in principal was assigned to new lenders or existing lenders electing to increase their holdings in the loan. The maturity date and all other material provisions under the Credit Agreement remained unchanged as a result of this amendment.

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

The Credit Agreement includes two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of December 31, 2017.

On June 16, 2016, the Borrowers issued $1.05 billion aggregate principal amount of 5.00% Senior Unsecured Notes due 2024 and $1.05 billion aggregate principal amount of 5.25% Senior Unsecured Notes due 2026 (together, the “Subsidiary Senior Unsecured Notes”). Interest on each series of Subsidiary Senior Unsecured Notes is payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2016. Additionally, on June 15, 2017, the Borrowers issued$750 million aggregate principal amount of 4.75% Senior Notes due June 1, 2027 (the “2027 Notes”). Interest on the 2027 Notes is payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2017. The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors and (iii) by each of the Borrower's and the Specified Guarantors’ domestic subsidiaries that guarantees the Borrower's obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of December 31, 2017.

During 2016, the Company paid debt issuance costs of $56 million in connection with the issuance of the Credit Agreement and the Subsidiary Senior Unsecured Notes. During 2017, $32 million of fees related to the repricing of the Term Loan A, Term Loan B and Revolving Facilities and the issuance of the 2027 Notes were capitalized as debt issuance costs. The debt issuance costs are being amortized to Interest expense, net through the contractual maturity of the agreements utilizing the effective interest rate method. We classify these deferred costs on our Consolidated Balance Sheet as a reduction in the related debt when borrowings are outstanding or within Other assets if borrowings are not outstanding. Additionally, $8 million of fees and unamortized debt issuance costs were recognized within Interest expense, net due to the repricings in the year ended December 31, 2017. As of December 31, 2017, the effective interest rates, including the amortization of debt issuance costs and the impact of the interest rate swaps on Term Loan B Facility (See Note 13), were 5.16%, 5.39%, 4.90%, 3.24%, and 3.82% for the Subsidiary Senior Unsecured Notes due 2024, the Subsidiary Senior Unsecured Notes due 2026, the Subsidiary Senior Unsecured Notes due 2027, the Term Loan A Facility, and the Term Loan B Facility, respectively.

YUM Senior Unsecured Notes

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes with varying maturity dates from 2019 through 2043 and stated interest rates ranging from 3.75% to 6.88%.  The YUM Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

The following table summarizes all YUM Senior Unsecured Notes issued that remain outstanding at December 31, 2017:

			Interest Rate
Issuance Date(a)	Maturity Date	Principal Amount (in millions)	Stated	Effective(b)
October 2007	March 2018	$325	6.25%	6.36%
October 2007	November 2037	325	6.88%	7.45%
August 2009	September 2019	250	5.30%	5.59%
August 2010	November 2020	350	3.88%	4.01%
August 2011	November 2021	350	3.75%	3.88%
October 2013	November 2023	325	3.88%	4.01%
October 2013	November 2043	275	5.35%	5.42%

(a)	Interest payments commenced approximately six months after issuance date and are payable semi-annually thereafter.

(b)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward starting interest rate swaps utilized to hedge the interest rate risk prior to debt issuance.

The annual maturities of short-term borrowings and long-term debt as of December 31, 2017, excluding capital lease obligations of $105 million are as follows:

Year ended:
2018	$380
2019	318
2020	1,190
2021	441
2022	410
Thereafter	7,057
Total	$9,796

Interest expense on short-term borrowings and long-term debt was $473 million, $331 million and $153 million in 2017, 2016 and 2015, respectively.

Note 12 – Leases

At December 31, 2017, we operated 1,481 restaurants, leasing the underlying land and/or building in approximately 900 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  In addition, the Company leases or subleases approximately 900 units to franchisees, principally in the U.S., United Kingdom, Germany, Australia and France.

We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non cancelable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2018	$13	$124	$5	$64
2019	13	111	4	58
2020	12	87	4	51
2021	11	75	3	47
2022	11	67	3	44
Thereafter	76	435	24	415
	$136	$899	$43	$679

At December 31, 2017 and December 31, 2016, the present value of minimum payments under capital leases was $105 million and $120 million, respectively.  At December 31, 2017, unearned income associated with direct financing lease receivables was $12 million.

The details of rental expense and income are set forth below:

	2017	2016	2015
Rental expense
Minimum	$193	$208	$225
Contingent	21	26	29
	$214	$234	$254
Rental income	$86	$73	$73

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for our variable-rate debt interest payments related to $1.55 billion of our Term Loan B Facility, resulting in a fixed rate of 3.92% on the swapped portion of the Term Loan B Facility. These interest rate swaps will expire in July 2021 and the notional amount, maturity date and variable rate of these swaps match those of the related debt. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of December 31, 2017.

The effective portion of gains or losses on the interest rate swaps is reported as a component of AOCI and reclassified into Interest expense, net in our Consolidated Statement of Income in the same period or periods during which the related hedged interest payments affect earnings. Gains or losses on the swaps representing hedge ineffectiveness are recognized in current earnings. As of December 31, 2017, the swaps were highly effective cash flow hedges and no ineffectiveness has been recorded.

Foreign Currency Contracts

We have entered into foreign currency forward and swap contracts with the objective of reducing our exposure to earnings volatility arising from foreign currency fluctuations associated with certain foreign currency denominated intercompany receivables and payables. The notional amount, maturity date, and currency of these contracts match those of the underlying intercompany receivables or payables. Our foreign currency contracts are designated cash flow hedges as the future cash flows of the contracts are expected to offset changes in intercompany receivables and payables due to foreign currency exchange rate fluctuations.

The effective portion of gains or losses on the foreign currency contracts is reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Gains or losses on the foreign currency contracts representing hedge ineffectiveness are recognized in current earnings. As of December 31, 2017, all foreign currency contracts outstanding have been highly effective cash flow hedges and no ineffectiveness has been recorded.

As of December 31, 2017 and December 31, 2016, foreign currency forward and swap contracts outstanding had total notional amounts of $456 million and $437 million, respectively. As of December 31, 2017, we have foreign currency forward and swap contracts with durations expiring as early as February 2018 and as late as 2020.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2017, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in AOCI and reclassifications from AOCI into Net Income:

	Gains/(Losses) Recognized in AOCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2017	2016	2017	2016

Interest rate swaps	$4	$47	$2	$(4)
Foreign currency contracts	(56)	10	56	(18)
Income tax benefit/(expense)	1	(20)	(3)	4

As of December 31, 2017, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $14 million, based on current LIBOR interest rates.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 – Fair Value Disclosures

As of December 31, 2017 the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	12/31/2017		12/31/2016
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Debt obligations
Securitization Notes(a)	$2,271	$2,367	$2,294	$2,315
Subsidiary Senior Unsecured Notes(b)	2,850	2,983	2,100	2,175
Term Loan A Facility(b)	500	503	500	501
Term Loan B Facility(b)	1,975	1,990	1,990	2,016
YUM Senior Unsecured Notes(b)	2,200	2,277	2,200	2,216

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

Recurring Fair Value Measurements

The Company has interest rate swaps, foreign currency forwards and swaps accounted for as cash flow hedges and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 13 for discussion regarding derivative instruments). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the years ended December 31, 2017 or December 31, 2016.

		Fair Value
	Level	2017	2016	Consolidated Balance Sheet
Interest Rate Swaps - Liability	2	$—	$3	Accounts payable and other current liabilities
Interest Rate Swaps - Asset	2	9	—	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	2	40	47	Other assets
Foreign Currency Contracts - Liability	2	46	—	Other Liabilities and deferred credits
Foreign Currency Contracts - Asset	2	5	6	Prepaid expenses and other current assets
Foreign Currency Contracts - Asset	2	—	10	Other assets
Other Investments	1	29	24	Other assets

The fair value of the Company’s foreign currency forwards and swaps and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs. The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a Stock Index Fund or Bond Index Fund. The other investments are classified as trading securities in Other assets in our Consolidated Balance Sheet and their fair value is determined based on the closing market prices of the respective mutual funds as of December 31, 2017 and December 31, 2016.

Non-Recurring Fair Value Measurements

The following table presents expense recognized from all non-recurring fair value measurements during the years ended December 31, 2017 and December 31, 2016. These amounts exclude fair value measurements made for assets that were subsequently dispo sed of prior to those respective year end dates. The remaining net book value of restaurant assets measured at fair value during the years ended December 31, 2017 and December 31, 2016 is insignificant.

	2017	2016
Aircraft impairment(a)	$—	$3
Restaurant-level impairment(b)	2	9
Total	$2	$12

(a)
During 2016, we made the decision to dispose of a corporate aircraft. The loss associated with this then planned sale reflected the shortfall of the expected proceeds, less any selling costs, over the carrying value of the aircraft. The expected proceeds were based on actual bids received from potential buyers for similar assets (Level 2).

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

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time-to-time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2018. Our two significant U.S. plans were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.

During the fourth quarter of 2016, the Company allowed certain former employees with deferred vested balances in the Plan an opportunity to voluntarily elect an early payout of their benefits. See Note 5 for details.

We do not anticipate any plan assets being returned to the Company during 2018 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$993	$1,134
Service cost	10	17
Interest cost	41	54
Plan amendments	2	4
Curtailments	(2)	(4)
Special termination benefits	2	3
Benefits paid	(76)	(26)
Settlement payments(a)	(73)	(260)
Actuarial (gain) loss	115	77
Administrative expense	(5)	(6)
Benefit obligation at end of year	$1,007	$993

Change in plan assets:
Fair value of plan assets at beginning of year	$837	$1,004
Actual return on plan assets	129	87
Employer contributions	52	38
Settlement payments(a)	(73)	(260)
Benefits paid	(76)	(26)
Administrative expenses	(5)	(6)
Fair value of plan assets at end of year	$864	$837
Funded status at end of year	$(143)	$(156)

(a)	For discussion of the settlement payments made in connection with the deferred vested program in 2016, see Note 5.

Amounts recognized in the Consolidated Balance Sheet:
	2017	2016
Accrued benefit liability - current	$(8)	$(16)
Accrued benefit liability - non-current	(135)	(140)
	$(143)	$(156)

The accumulated benefit obligation was $976 million and $960 million at December 31, 2017 and December 31, 2016, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	2017	2016
Projected benefit obligation	$1,007	$993
Accumulated benefit obligation	976	960
Fair value of plan assets	864	837

Information for pension plans with a projected benefit obligation in excess of plan assets:
	2017	2016
Projected benefit obligation	$1,007	$993
Accumulated benefit obligation	976	960
Fair value of plan assets	864	837

Components of net periodic benefit cost:

	2017	2016	2015
Service cost	$10	$17	$18
Interest cost	41	54	55
Amortization of prior service cost(a)	6	6	1
Expected return on plan assets	(45)	(65)	(62)
Amortization of net loss	5	6	45
Net periodic benefit cost	$17	$18	$57
Additional (gain) loss recognized due to: Settlement charges(b)	$19	$32	$5
Special termination benefits	$2	$3	$1
Pension data adjustment(c)	$22	$—	$—

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)	Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. These losses were recorded in Other pension (income) expense.

(c)
Reflects a non-cash, out-of-year charge related to the adjustment of certain historical deferred vested liability balances in the Plan during the first quarter of 2017 recorded in Other pension (income) expense. See Note 5.

Pension gains (losses) in AOCI:
	2017	2016
Beginning of year	$(180)	$(170)
Net actuarial gain (loss)	(10)	(54)
Curtailments	2	4
Amortization of net loss	5	6
Amortization of prior service cost	6	6
Prior service cost	(2)	(4)
Settlement charges	19	32
End of year	$(160)	$(180)

Accumulated pre-tax losses recognized within AOCI:
	2017	2016
Actuarial net loss	$(134)	$(150)
Prior service cost	(26)	(30)
	$(160)	$(180)

The estimated net loss that will be amortized from AOCI into net periodic pension cost in 2018 is $16 million.  The estimated prior service cost that will be amortized from AOCI into net periodic pension cost in 2018 is $6 million.

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2017	2016
Discount rate	3.90%	4.60%
Rate of compensation increase	3.75%	3.75%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2017(a)	2016	2015
Discount rate	4.53%	4.90%	4.30%
Long-term rate of return on plan assets	6.06%	6.75%	6.75%
Rate of compensation increase	3.75%	3.75%	3.75%

(a)    Reflects a weighted average due to interim remeasurements in 2017.

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category and future growth expectations.

Plan Assets

The fair values of our pension plan assets at December 31, 2017 and December 31, 2016 by asset category and level within the fair value hierarchy are as follows:

	2017	2016
Level 1:
Cash	$3	$2
Cash Equivalents(a)	12	12
Fixed Income Securities - U.S. Corporate(b)	177	172
Equity Securities – U.S. Large cap(b)	257	244
Equity Securities – U.S. Mid cap(b)	43	41
Equity Securities – U.S. Small cap(b)	43	43
Equity Securities – Non-U.S.(b)	87	83
Level 2:
Fixed Income Securities – U.S. Corporate(c)	86	76
Fixed Income Securities – U.S. Government and Government Agencies(d)	177	152
Fixed Income Securities – Other(d)	35	31
Total fair value of plan assets(e)	$920	$856

(a)	Short-term investments in money market funds.

(b)	Securities held in common trusts.

(c)	Investments held directly by the Plan.

(d)	Includes securities held in common trusts and investments held directly by the Plan.

(e)	2017 and 2016 exclude net unsettled trade payables of $56 million and $19 million, respectively.

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

A mutual fund held as an investment by the Plan includes shares of Common Stock valued at $0.3 million at both December 31, 2017 and December 31, 2016 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2018	$65
2019	37
2020	39
2021	42
2022	44
2023 - 2027	257

Expected benefit payments are estimated based on the same assumptions used to measure our benefit obligation on the measurement date and include benefits attributable to estimated future employee service.

International Pension Plans

We also sponsor various defined benefit plans covering certain of our non-U.S. employees, the most significant of which are in the UK. Both of our UK plans have previously been frozen such that they are closed to new participants and existing participants can no longer earn future service credits.

At the end of 2017 and 2016, the projected benefit obligations of these UK plans totaled $287 million and $261 million, respectively and plan assets totaled $358 million and $305 million, respectively. These plans were both in a net overfunded position at the end of 2017 and 2016 and related expense amounts recorded in each of 2017, 2016 and 2015 were not significant.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our UK plans in 2018.

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

At the end of both 2017 and 2016, the accumulated post-retirement benefit obligation was $55 million.  Actuarial gains of $8 million and $10 million were recognized in AOCI at the end of 2017 and 2016, respectively. The net periodic benefit cost recorded was $2 million in 2017 and $3 million in both 2016 and 2015, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.  Our assumed heath care cost trend rates for the following year as of 2017 and 2016 are 6.3% and 6.6%, respectively, with expected ultimate trend rates of 4.5% reached in 2038.

There is a cap on our medical liability for certain retirees.  The cap for Medicare-eligible retirees was reached in 2000 and the cap for non-Medicare eligible retirees was reached in 2014; with the cap, our annual cost per retiree will not increase.  A one-percentage-point increase or decrease in assumed health care cost trend rates would have no impact on total service and interest cost or on the post-retirement benefit obligation.  The benefits expected to be paid in each of the next five years are approximately $5 million and in aggregate for the five years thereafter are $17 million.

Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $13 million in 2017, $14 million in 2016 and $13 million in 2015.

Note 16 – Share-based and Deferred Compensation Plans

Overview

At year end 2017, we had one stock award plan in effect: the YUM! Brands, Inc. Long-Term Incentive Plan (the “LTIP”). Under the LTIP, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the LTIP include stock options, incentive stock options, SARs, restricted stock, restricted stock units (“RSUs”), performance restricted stock units, performance share units (“PSUs”) and performance units.  We have issued only stock options, SARs, RSUs and PSUs under the LTIP.  While awards under the LTIP can have varying vesting provisions and exercise periods, outstanding awards under the LTIP vest in periods ranging from immediate to five years. Stock options and SARs expire ten years after grant.

At year end 2017, approximately 28 million shares were available for future share-based compensation grants under the LTIP.

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

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2018.

In connection with the Separation of our China business in the prior year, under the provisions of our LTIP, employee stock options, SARs, RSUs and PSUs were adjusted to maintain the pre-spin intrinsic value of the awards. Depending on the tax laws of the country of employment, awards were modified using either the shareholder method or the employer method. Share issuances for Yum China awards held by YUM employees will be satisfied by Yum China. Share issuances for YUM awards held by Yum China employees are being satisfied by YUM. Share-based compensation as recorded in Income from continuing operations is based on the amortization of the fair value for both YUM and Yum China awards held by YUM employees.

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

The modifications to the outstanding equity awards resulted in an insignificant amount of additional compensation expense in the year ended December 31, 2016.

Investments in phantom shares of our Common Stock held within our EID Plan by employees that remained with YUM post-Separation that were converted into phantom investments in Yum China at Separation under the shareholder method are allowed to be transferred into cash, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund within the EID Plan. As such, distributions of current investments in phantom shares of Yum China may now be settled in cash, as opposed to stock, at a date as elected by the employee and, therefore, are classified as a liability and remeasured to fair value at each reporting period in our Consolidated Balance Sheet. During 2017 and 2016, we recorded $18 million and $30 million, respectively, within G&A related to these awards (See Note 5).

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2017	2016	2015
Risk-free interest rate	1.9%	1.4%	1.3%
Expected term (years)	6.4 years	6.4 years	6.4 years
Expected volatility	22.9%	27.0%	26.9%
Expected dividend yield	1.8%	2.6%	2.2%

We believe it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term.  These groups consist of grants made primarily to restaurant-level employees, which cliff-vest after 4 years and expire 10 years after grant, and grants made to executives, which typically have a graded vesting schedule of 25% per year over 4 years and expire 10 years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our restaurant-level employees and our executives exercised the awards on average after 5 years and 6.5 years, respectively.

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

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	21,242		$40.78
Granted	2,879		67.93
Exercised	(4,269)		36.45
Forfeited or expired	(1,567)		54.98
Outstanding at the end of the year	18,285	(a)	44.85	5.42	$672
Exercisable at the end of the year	11,971		$38.07	4.00	$521

(a)
Outstanding awards include 943 options and 17,342 SARs with weighted average exercise prices of $36.63 and $45.30, respectively. Outstanding awards represent YUM awards held by employees of both YUM and Yum China.

The weighted-average grant-date fair value of stock options and SARs granted during 2017, 2016 and 2015 was $14.08, $14.40 and $15.95, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, was $154 million, $263 million and $153 million, respectively.

As of December 31, 2017, $55 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.8 years.  This reflects unrecognized cost for both YUM and Yum China awards held by YUM employees. The total fair value at grant date of awards for both YUM and Yum China awards held by YUM employees that vested during 2017, 2016 and 2015 was $33 million, $41 million and $42 million, respectively.

RSUs and PSUs

As of December 31, 2017, there was $20 million of unrecognized compensation cost related to 1.0 million unvested RSUs and PSUs. The total fair value at grant date of awards that vested during 2017, 2016 and 2015 was $10 million, $7 million and $11 million, respectively.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2017		2016		2015
Options and SARs	$30		$38		$41
Restricted Stock Units	26		38		3
Performance Share Units	9		4		2
Total Share-based Compensation Expense	$65	(a)	$80	(b)	$46
Deferred Tax Benefit recognized	$22	(c)	$26		$15

EID compensation expense not share-based	$12		$5		$1

(a)    Includes $18 million due to appreciation in the market price of Yum China's stock. See Note 5.

(b)    Includes $30 million due to modifications of awards in connection with the Separation that was not allocated to any of our operating segments for performance purposes. See Note 5.

(c)    Deferred tax benefit recognized does not reflect the impact of the Tax Act. See Note 18.

Cash received from stock option exercises for 2017, 2016 and 2015, was $12 million, $5 million and $12 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2017, 2016 and 2015 totaled $153 million, $109 million and $62 million, respectively.

Note 17 – Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2017, 2016 and 2015.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)					Dollar Value of Shares Repurchased
Authorization Date	2017		2016		2015	2017		2016		2015
November 2017	—		—		—	$—		$—		$—
November 2016	26,561		1,337		—	1,915		85		—
May 2016	—		50,435		—	—		4,200		—
March 2016	—		2,823		—	—		229		—
December 2015	—		13,368		932	—		933		67
November 2014	—		—		13,231	—		—		1,000
November 2013	—		—		1,779	—		—		133
Total	26,561	(a)	67,963	(a)	15,942	$1,915	(a)	$5,447	(a)	$1,200

(a)
2017 amount excludes and 2016 amount includes the effect of $45 million in share repurchases (0.7 million shares) with trade dates prior to December 31, 2016 but settlement dates subsequent to December 31, 2016.

On November 16, 2017, our Board of Directors authorized share repurchases through December 2018 of up to $1.5 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2017, we have remaining capacity to repurchase up to $1.5 billion of Common Stock under this authorization.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature(a)	Pension and Post-Retirement Benefits(b)	Derivative Instruments(c)	Total
Balance at December 31, 2015, net of tax	$(125)	$(113)	$(14)	$(252)

Gains (losses) arising during the year classified into AOCI, net of tax	(153)	(41)	37	(157)

(Gains) losses reclassified from AOCI, net of tax	(11)	27	(18)	(2)

OCI, net of tax	(164)	(14)	19	(159)

Separation of China business	(47)	—	—	(47)

Balance at December 31, 2016, net of tax	$(336)	$(127)	$5	$(458)

Gains (losses) arising during the year classified into AOCI, net of tax	107	(13)	(51)	43

(Gains) losses reclassified from AOCI, net of tax	55	34	55	144

OCI, net of tax	162	21	4	187

Balance at December 31, 2017, net of tax	$(174)	$(106)	$9	(271)

(a)
Amounts reclassified from AOCI are due to substantially complete liquidations of foreign entities related to KFC Turkey, Pizza Hut Turkey, Pizza Hut Thailand and Pizza Hut Korea refranchising transactions during 2017 and the Pizza Hut Australia refranchising transaction during 2016.

(b)
Amounts reclassified from AOCI for pension and post-retirement benefit plan losses during 2017 include amortization of net losses of $5 million, historical pension data adjustment of $22 million, settlement charges of $20 million, amortization of prior service cost of $5 million and related income tax benefit of $18 million. Amounts reclassified from AOCI for pension and post-retirement benefit plan losses during 2016 include amortization of net losses of $6 million, settlement charges of $33 million, amortization of prior service cost of $5 million and related income tax benefit of $17 million. See Note 15.

(c)	See Note 13 for details on amounts reclassified from AOCI.

Note 18 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2017	2016	2015
U.S.	$662	$366	$480
Foreign	1,612	979	773
	$2,274	$1,345	$1,253

The details of our income tax provision (benefit) are set forth below:

		2017	2016	2015
Current:	Federal	$(2)	$126	$267
	Foreign	290	160	133
	State	12	13	28
		$300	$299	428

Deferred:	Federal	$603	$19	(116)
	Foreign	19	3	15
	State	12	6	—
		$634	$28	$(101)
		$934	$327	$327

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2017		2016		2015
U.S. federal statutory rate	$797	35.0%	$473	35.0%	$438	35.0%
State income tax, net of federal tax benefit	11	0.5	15	1.1	12	0.9
Statutory rate differential attributable to foreign operations	(212)	(9.3)	(143)	(10.5)	(175)	(13.7)
Adjustments to reserves and prior years	12	0.5	(11)	(0.8)	13	1.0
Share-based payments	(117)	(5.1)	—	—	—	—
Change in valuation allowances	34	1.5	(3)	(0.2)	41	3.0
Other, net	(25)	(1.1)	(4)	(0.3)	(2)	(0.1)
Tax Act Enactment	434	19.1	—	—	—	—
Effective income tax rate	$934	41.1%	$327	24.3%	$327	26.1%

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

Share-based payments. 2017 includes a $117 million tax benefit related to the excess tax benefits from share-based payments. These excess benefits were largely associated with deferred compensation payouts to recently retired employees. See Note 2 for discussion related to the adoption of a new accounting standard for share based payments in 2017.

Change in valuation allowances.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year.  The impact of certain changes may offset items reflected in the 'Statutory rate differential attributable to foreign operations' line.

In 2017, $34 million of net tax expense was driven by valuation allowances recorded against deferred tax assets generated in the current year. This amount excludes a valuation allowance of $189 million related to the Tax Act.

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

In 2017, this item was primarily driven by the favorable impact of certain international refranchising gains.

Tax Act Enactment. On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act significantly modifies the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21%, limiting certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization, imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which future foreign earnings are subject to U.S. tax. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 that allows us to record provisional amounts related to the impacts of the Tax Act during a measurement period not to extend beyond one year of the enactment date. We currently are analyzing the Tax Act and have made reasonable estimates of the effects on our Consolidated Financial Statements and tax disclosures, including the amount of the deemed repatriation tax and changes to our existing deferred tax balances.

The deemed repatriation tax is based on our accumulated foreign earnings and profits that we previously deferred from U.S. income taxes. We recorded an estimated amount for our repatriation tax liability of $170 million as of December 31, 2017. In addition, we remeasured certain net deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future. The estimated amount recorded related to the remeasurement of these balances was a net expense of $75 million. Lastly, we recorded a valuation allowance of $189 million on our remaining foreign tax credit carryforwards which are unlikely to be realized under the U.S. territorial tax system. The estimated total impact upon enactment of the Tax Act is $434 million.

We consider the key estimates on the deemed repatriation tax, net deferred tax remeasurement and the impact on our foreign tax credit carryforwards to be incomplete due to our continuing analysis of final year-end data and tax positions. Our analysis could affect the measurement of these balances and give rise to new deferred and other tax assets and liabilities. Since the Tax Act was passed late in the fourth quarter of 2017, and further guidance and accounting interpretation is expected over the next 12 months, our review is still pending. We expect to complete our analysis of the amounts recorded upon enactment of the Tax Act within the measurement period of one year.

The details of 2017 and 2016 deferred tax assets (liabilities) are set forth below:

	2017	2016
Operating losses	$216	$172
Capital losses	4	184
Tax credit carryforwards	311	284
Employee benefits	94	185
Share-based compensation	58	100
Self-insured casualty claims	7	32
Lease-related liabilities	51	65
Various liabilities	51	56
Property, plant and equipment	24	37
Deferred income and other	31	32
Gross deferred tax assets	847	1,147
Deferred tax asset valuation allowances	(421)	(195)
Net deferred tax assets	$426	$952
Intangible assets, including goodwill	$(69)	$(107)
Property, plant and equipment	(18)	(46)
Deemed repatriation tax	(170)	—
Other	(36)	(34)
Gross deferred tax liabilities	$(293)	$(187)
Net deferred tax assets (liabilities)	$133	$765

Reported in Consolidated Balance Sheets as:
Deferred income taxes	$139	$772
Other liabilities and deferred credits	(6)	(7)
	$133	$765

As of December 31, 2017, we had approximately $3.2 billion of unremitted foreign earnings. We have historically reinvested all the unremitted earnings of our foreign subsidiaries and affiliates, and therefore have not recognized any U.S. deferred tax liability on these earnings. However, upon the enactment of the Tax Act, the unremitted earnings of our foreign subsidiaries and affiliates are subject to U.S. tax due to the mandatory deemed repatriation tax on accumulated foreign earnings provision. As a result, we recognized a one-time income tax expense of $170 million. Our intent is to indefinitely reinvest our unremitted earnings outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations. Thus, for our investments in foreign subsidiaries where the carrying values for financial reporting exceed the tax basis, we have not provided taxes, other than U.S. federal taxes, for the portion of the excess that we believe is permanently invested, as we have the ability and intent to indefinitely postpone these basis differences from reversing with a tax consequence. However, if these funds were repatriated, we would be required to accrue and pay applicable income taxes (if any) and withholding taxes payable to various countries. A determination of the deferred tax liability on this amount is not practicable.

At December 31, 2017, the Company has foreign operating and capital loss carryforwards of $0.5 billion and U.S. state operating loss and tax credit carryforwards of $1.1 billion and U.S. federal tax credit carryforwards of $0.3 billion.  A valuation allowance of $434 million has been recorded against the carryforwards that are not likely to be realized. These losses are being carried forward in jurisdictions where we are permitted to use tax losses from prior periods to reduce future taxable income and will expire as follows:

	Year of Expiration
	2018	2019-2022	2023-2036	Indefinitely	Total
Foreign	$9	$46	$85	$376	$516
U.S. state	—	61	1,012	—	1,073
U.S. federal	—	67	238	—	305
	$9	$174	$1,335	$376	$1,894

We recognize the benefit of positions taken or expected to be taken in tax returns in the Consolidated Financial Statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $100 million and $91 million of unrecognized tax benefits at December 31, 2017 and December 31, 2016, respectively, $10 million and $87 million of which are temporary in nature and if recognized, would not impact the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2017	2016
Beginning of Year	$91	$98
Additions on tax positions - current year	3	—
Additions for tax positions - prior years	8	1
Reductions for tax positions - prior years	—	(5)
Reductions for settlements	(1)	(1)
Reductions due to statute expiration	(1)	(2)
Foreign currency translation adjustment	—	—
End of Year	$100	$91

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

The accrued interest and penalties related to income taxes at December 31, 2017 and December 31, 2016 are set forth below:

	2017	2016
Accrued interest and penalties	$14	$9

During 2017, 2016 and 2015, a net expense of $5 million, a net benefit of $4 million and a net expense of $5 million, respectively, for interest and penalties was recognized in our Consolidated Statements of Income as components of its Income tax provision.

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

Note 19 – Reportable Operating Segments

See Note 1 for a description of our operating segments.

	Revenues
	2017	2016	2015
KFC Division(a)	$3,110	$3,225	$3,222
Pizza Hut Division(a)	893	1,108	1,205
Taco Bell Division(a)	1,880	2,025	1,991
Unallocated(b)(f)	(5)	(2)	—
	$5,878	$6,356	$6,418

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2017	2016	2015
KFC Division	$981	$871	$835
Pizza Hut Division	341	367	351
Taco Bell Division	619	595	546
Unallocated Franchise and license fees and income(b)(f)	(5)	(2)	—
Unallocated restaurant costs(b)(i)	10	—	—
Unallocated Franchise and license expenses(b)(f)	(30)	(24)	(71)
Corporate and unallocated G&A expenses(b)(g)	(230)	(280)	(180)
Unallocated Refranchising gain (loss)(b)	1,083	163	(23)
Unallocated Other income (expense)(b)(h)	(8)	(8)	(24)
Operating Profit	2,761	1,682	1,434
Other pension income (expense)(b)(j)	(47)	(32)	(40)
Interest expense, net(b)	(440)	(305)	(141)
Income from continuing operations before income taxes	$2,274	$1,345	$1,253

	Depreciation and Amortization
	2017	2016	2015
KFC Division	$138	$172	180
Pizza Hut Division	26	36	40
Taco Bell Division	82	90	89
Corporate	7	12	10
	$253	$310	$319

	Capital Spending
	2017	2016	2015
KFC Division	$176	$216	$260
Pizza Hut Division	42	69	54
Taco Bell Division	95	132	116
Corporate	5	10	12
	$318	$427	$442

	Identifiable Assets
	2017	2016
KFC Division(e)	$1,791	$2,158
Pizza Hut Division(e)	628	639
Taco Bell Division(e)	1,086	1,178
Corporate(c)(e)	1,806	1,478
	$5,311	$5,453

	Long-Lived Assets(d)
	2017	2016
KFC Division	$1,200	$1,537
Pizza Hut Division	310	372
Taco Bell Division	778	859
Corporate	31	32
	$2,319	$2,800

(a)	U.S. revenues included in the combined KFC, Pizza Hut and Taco Bell Divisions totaled $2.8 billion in 2017, $3.1 billion in 2016 and $3.1 billion in 2015.

(b)    Amounts have not been allocated to any segment for performance reporting purposes.

(c)    Primarily includes cash and deferred tax assets.

(d)    Includes PP&E, goodwill, and intangible assets, net.

(e)	U.S. identifiable assets included in the combined Corporate and KFC, Pizza Hut and Taco Bell Divisions totaled $3.0 billion and $3.1 billion in 2017 and 2016, respectively.

(f)	Represents costs associated with the KFC U.S. Acceleration Agreement and Pizza Hut U.S. Transformation Agreement. See Note 5.

(g)
Amounts in 2017 include costs related to YUM’s Strategic Transformation Initiatives of $21 million, non-cash charges associated with modifications of share-based compensation awards of $18 million and costs associated with the Pizza Hut U.S. Transformation Agreement of $13 million. Amounts in 2016 included costs related to YUM's Strategic Transformation Initiatives of $61 million and non-cash charges associated with the modifications of share-based compensation awards of $30 million. See Note 5.

(h)	Amounts include losses associated with the sale of corporate aircraft related to YUM’s Strategic Transformation Initiatives of $2 million and $9 million in 2017 and 2016, respectively. See Note 8.

(i)	Represents depreciation reductions arising primarily from KFC restaurants that were held-for-sale. See Note 5.

(j)
Amounts in 2017 include a non-cash charge of $22 million related to the adjustment of certain historical deferred vested liability balances in our qualified U.S. plan. Amounts in 2016 include a settlement charge of $24 million related to the Company allowing certain former employees with deferred vested balances in the Yum Retirement Plan an opportunity to voluntarily elect early payout of their pension benefits. See Note 5.

Note 20 – Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of December 31, 2017, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $600 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2017 was approximately $500 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 31, 2017 and December 31, 2016 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at December 31, 2017 our guarantee exposure under this program is $3 million based on total loans outstanding of $15 million.

In addition to the guarantees described above, YUM has agreed to provide guarantees of up to $43 million on behalf of franchisees for several financing programs related to equipment purchases and refranchising. At December 31, 2017, our guarantee exposure under these financing programs is $10 million based on total loans outstanding of $31 million.

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

The following table summarizes the 2017 and 2016 activity related to our net self-insured property and casualty reserves as of December 31, 2017.

	Beginning Balance	Expense	Payments	Ending Balance
2017 Activity	$98	27	(41)	$84
2016 Activity	$102	42	(46)	$98

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

Note 21 – Selected Quarterly Financial Data (Unaudited)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$902	$909	$871	$890	$3,572
Franchise and license fees and income	515	539	565	687	2,306
Total revenues	1,417	1,448	1,436	1,577	5,878
Restaurant profit	144	161	154	159	618
Operating Profit(a)	484	419	643	1,215	2,761
Net Income	280	206	418	436	1,340
Basic earnings per common share from continuing operations	0.78	0.59	1.21	1.29	3.86
Diluted earnings per common share from continuing operations	0.77	0.58	1.18	1.26	3.77
Dividends declared per common share	0.30	0.30	—	0.30	0.90

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$953	$1,006	$992	$1,238	$4,189
Franchise and license fees and income	490	503	526	648	2,167
Total revenues	1,443	1,509	1,518	1,886	6,356
Restaurant profit	148	167	161	224	700
Operating Profit(b)	349	415	398	520	1,682
Income from continuing operations, net of tax	226	266	218	308	1,018
Income (loss) from discontinued operations, net of tax	138	70	422	(5)	625
Net Income	364	336	640	303	1,643
Basic earnings per common share from continuing operations	0.55	0.65	0.56	0.84	2.58
Basic earnings (loss) per common share from discontinued operations	0.33	0.17	1.09	(0.01)	1.59
Basic earnings per common share	0.88	0.82	1.65	0.83	4.17
Diluted earnings per common share from continuing operations	0.54	0.64	0.55	0.83	2.54
Diluted earnings (loss) per common share from discontinued operations	0.33	0.17	1.07	(0.01)	1.56
Diluted earnings per common share	0.87	0.81	1.62	0.82	4.10
Dividends declared per common share	0.46	0.46	0.51	0.30	1.73

(a)
Includes net gains from refranchising initiatives of $111 million, $19 million, $201 million and $752 million in the first, second, third and fourth quarters, respectively, costs associated with YUM’s Strategic Transformation Initiatives of $7 million, $4 million, $4 million and $8 million in the first, second, third and fourth quarters, respectively, costs associated with the Pizza Hut U.S. Transformation Agreement of $12 million, $8 million and $11 million in the second, third and fourth quarters, respectively, costs associated with the KFC U.S. Acceleration Agreement of $3 million, $5 million, $4 million and $5 million in the first, second, third and fourth quarters, respectively and non-cash charges associated with the modification of share-based compensation awards in connection with the Separation of $2 million and $16 million in the first and second quarters, respectively.

(b)
Includes net gains from refranchising initiatives of $54 million, $21 million and $88 million in the second, third and fourth quarters, respectively, costs associated with YUM’s Strategic Transformation Initiatives of $4 million, $30 million and $33 million in the second, third and fourth quarters, respectively, a non-cash charge primarily associated with the modification of share-based compensation awards in connection with the Separation of $30 million in the fourth quarter and costs associated with KFC U.S. Acceleration Agreement of $9 million, $8 million and $9 million in the first, second and fourth quarters, respectively. See Note 5.

Note 22 – Subsequent Events

On February 7, 2018, certain of our subsidiaries entered into a master services agreement with a subsidiary of Grubhub Inc. (“Grubhub”), the leading online and mobile takeout food-ordering company in the U.S., which is intended to provide dedicated support for the KFC and Taco Bell branded online delivery channels in the U.S. through Grubhub’s online ordering platform, logistics and last-mile support for delivery orders, as well as point-of-sale integration to streamline operations. Concurrently with the master services agreement, one of our subsidiaries entered into an investment agreement with Grubhub to invest $200 million in exchange for approximately 2.8 million shares of Grubhub common stock, subject to customary closing conditions. In connection with the closing of the investment, Grubhub has agreed to appoint a YUM representative to Grubhub’s Board of Directors. We expect the closing of the investment to occur prior to the end of the first quarter of 2018.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2017.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

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

Date:	February 21, 2018

YUM! BRANDS, INC.

By:	/s/ Greg Creed

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Creed	Chief Executive Officer	February 21, 2018
Greg Creed	(principal executive officer)

/s/ David W. Gibbs	President and Chief Financial Officer	February 21, 2018
David W. Gibbs	(principal financial officer)

/s/ David E. Russell	Senior Vice President, Finance and Corporate Controller	February 21, 2018
David E. Russell	(principal accounting officer)

/s/ Paget L. Alves	Director	February 21, 2018
Paget L. Alves

/s/ Michael J. Cavanagh	Director	February 21, 2018
Michael J. Cavanagh

/s/ Christopher M. Connor	Director	February 21, 2018
Christopher M. Connor

/s/ Brian C. Cornell	Director	February 21, 2018
Brian C. Cornell

/s/ Tanya L. Domier	Director	February 21, 2018
Tanya L. Domier

/s/ Mirian M. Graddick-Weir	Director	February 21, 2018
Mirian M. Graddick-Weir

/s/ Thomas C. Nelson	Director	February 21, 2018
Thomas C. Nelson

/s/ P. Justin Skala	Director	February 21, 2018
P. Justin Skala

/s/ Elane B. Stock	Director	February 21, 2018
Elane B. Stock

/s/ Robert D. Walter	Director	February 21, 2018
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

(i)
6.25% Senior Notes due March 15, 2018 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed on October 22, 2007.

(ii)
6.875% Senior Notes due November 15, 2037 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed on October 22, 2007.

(iii)
5.30% Senior Notes due September 15, 2019 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed on August 25, 2009.

(iv)
3.875% Senior Notes due November 1, 2020 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed on August 31, 2010.

(v)
3.750% Senior Notes due November 1, 2021 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed August 29, 2011.

(vi)
3.875% Senior Notes due November 1, 2023 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed October 31, 2013.

(vii)
5.350% Senior Notes due November 1, 2043 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed October 31, 2013.

Exhibit Number	Description of Exhibits
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

10.1.1
Refinancing Amendment, dated as of March 21, 2017, to Credit Agreement dated as of June 16, 2016 among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K as filed on March 23, 2017.

10.1.2
Refinancing Amendment No. 2, dated as of June 7, 2017, to Credit Agreement dated as of June 16, 2016, as amended, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K as filed on June 8, 2017.

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

10.5.1†	The Yum! Brands, Inc. Pension Equalization Plan, Restated Plan Document for the 409A Program effective January 1, 2005, as amended through January 1, 2017 as filed herewith.

10.6†	Form of Directors' Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.7†	Form of YUM! Brands, Inc. Change in Control Severance Agreement, which is incorporated herein by reference from Exhibit 10.1 to Yum’s Report on Form 8-K filed on March 21, 2013.

10.8†	YUM! Long Term Incentive Plan, as Amended and Restated effective as of May 20, 2016 as incorporated by reference from Form DEF 14A filed on April 8, 2016.

Exhibit Number	Description of Exhibits
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

10.15†	YUM! Performance Share Plan, as amended and restated January 1, 2013, which is incorporated by reference from Exhibit 10.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2015.

10.16†
YUM! Brands Third Country National Retirement Plan, as effective January 1, 2009, which is incorporated by reference from Exhibit 10.25 to YUM's Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.17†
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

10.19†
YUM! Brands, Inc. Compensation Recovery Policy, Amended and Restated January 1, 2015, which is incorporated herein by reference from Exhibit 10.28 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Exhibit Number	Description of Exhibits
10.20
Indenture, dated as of June 16, 2016, by and among KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on June 21, 2016.

10.21
Indenture, dated as of June 15, 2017, by and among KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on June 16, 2017.

10.22
Base Indenture, dated as of May 11, 2016, between Taco Bell Funding, LLC, as issuer and Citibank, N.A., as trustee and securities intermediary, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.23
Series 2016-1 Supplement to Base Indenture dated as of May 11, 2016, by and between Taco Bell Funding, LLC, as issuer and Citibank, N.A. as trustee and Series 2016-1 securities intermediary, which is incorporated herein by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.24
Guarantee and Collateral Agreement, dated as of May 11, 2016, by Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC and Taco Bell Franchisor Holdings, LLC in favor of Citibank, N.A., which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.25
Management Agreement, dated as of May 11, 2016, among Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC, Citibank, N.A. and Taco Bell Corp., as manager, which is incorporated herein by reference from Exhibit 10.3 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.26
Master License Agreement, dated as of October 31, 2016, by and between Yum! Restaurants Asia Pte. Ltd. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K filed on November 3, 2016.

10.27
Tax Matters Agreement, dated as of October 31, 2016, by and among YUM, Yum China Holdings, Inc. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.2 to YUM's Report on Form 8-K filed on November 3, 2016.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Active Subsidiaries of YUM.

Exhibit Number	Description of Exhibits
23.1	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan.