Form 10-Q
period 2018-03-31
YUM BRANDS INC
filed 2018-05-09
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2018

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

The number of shares outstanding of the Registrant’s Common Stock as of May 2, 2018 was 323,217,129 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/31/2018	3/31/2017
Company sales	$512	$902
Franchise and property revenues	584	515
Franchise contributions for advertising and other services	275	—
Total revenues	1,371	1,417
Costs and Expenses, Net
Company restaurant expenses	438	758
General and administrative expenses	219	237
Franchise and property expenses	47	46
Franchise advertising and other services expense	272	—
Refranchising (gain) loss	(156)	(111)
Other (income) expense	(2)	3
Total costs and expenses, net	818	933
Operating Profit	553	484
Investment (income) expense, net	(66)	(1)
Other pension (income) expense	3	28
Interest expense, net	107	110
Income before income taxes	509	347
Income tax provision	76	67
Net Income	$433	$280

Basic Earnings Per Common Share	$1.30	$0.78

Diluted Earnings Per Common Share	$1.27	$0.77

Dividends Declared Per Common Share	$0.36	$0.30

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2018	3/31/2017

Net Income	$433	$280
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	46	50
	46	50
Tax (expense) benefit	(6)	(1)
	40	49
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	5
Reclassification of (gains) losses into Net Income	6	30
	6	35
Tax (expense) benefit	(1)	(12)
	5	23
Changes in derivative instruments
Unrealized gains (losses) arising during the period	2	(3)
Reclassification of (gains) losses into Net Income	11	7
	13	4
Tax (expense) benefit	(4)	(1)
	9	3

Other comprehensive income (loss), net of tax	54	75
Comprehensive Income	$487	$355

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2018	3/31/2017
Cash Flows – Operating Activities
Net Income	$433	$280
Depreciation and amortization	37	70
Refranchising (gain) loss	(156)	(111)
Investment (income) expense, net	(66)	(1)
Contributions to defined benefit pension plans	(3)	(7)
Deferred income taxes	(1)	20
Share-based compensation expense	17	17
Changes in accounts and notes receivable	4	18
Changes in prepaid expenses and other current assets	(22)	(1)
Changes in accounts payable and other current liabilities	(99)	(48)
Changes in income taxes payable	13	12
Other, net	32	39
Net Cash Provided by Operating Activities	189	288

Cash Flows – Investing Activities
Capital spending	(42)	(76)
Proceeds from refranchising of restaurants	205	185
Other, net	1	(5)
Net Cash Provided by Investing Activities	164	104

Cash Flows – Financing Activities
Proceeds from long-term debt	—	192
Repayments of long-term debt	(332)	(200)
Revolving credit facilities, three months or less, net	—	—
Short-term borrowings by original maturity
More than three months - proceeds	12	—
More than three months - payments	(7)	—
Three months or less, net	—	—
Repurchase shares of Common Stock	(498)	(461)
Dividends paid on Common Stock	(120)	(106)
Debt issuance costs	—	(18)
Other, net	(31)	(36)
Net Cash Used in Financing Activities	(976)	(629)
Effect of Exchange Rates on Cash and Cash Equivalents	38	17
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(585)	(220)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	1,668	831
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$1,083	$611

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 3/31/2018	12/31/2017
ASSETS
Current Assets
Cash and cash equivalents	$982	$1,522
Accounts and notes receivable, net	501	400
Prepaid expenses and other current assets	406	384
Advertising cooperative assets, restricted	—	201
Total Current Assets	1,889	2,507

Property, plant and equipment, net	1,651	1,697
Goodwill	514	512
Intangible assets, net	105	110
Other assets	490	346
Deferred income taxes	187	139
Total Assets	$4,836	$5,311

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$924	$813
Income taxes payable	124	123
Short-term borrowings	61	375
Advertising cooperative liabilities	—	201
Total Current Liabilities	1,109	1,512

Long-term debt	9,419	9,429
Other liabilities and deferred credits	1,062	704
Total Liabilities	11,590	11,645

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 327 and 332 shares issued in 2018 and 2017, respectively	—	—
Accumulated deficit	(6,539)	(6,063)
Accumulated other comprehensive loss	(215)	(271)
Total Shareholders’ Deficit	(6,754)	(6,334)
Total Liabilities and Shareholders’ Deficit	$4,836	$5,311

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”).

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has over 45,000 units in more than 135 countries and territories, of which 60% are located outside the U.S.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Financial Statements are made using the first person notations of “we,” “us” or “our.”

As of March 31, 2018, YUM consisted of three operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

YUM's fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. Our U.S. subsidiaries and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consists of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2017 Form 10-K, our financial position as of March 31, 2018, and the results of our operations, comprehensive income and cash flows for the quarters ended March 31, 2018 and 2017. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

In January 2016, the Financial Accounting Standards Board ("FASB") issued a standard that updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted this standard beginning with the quarter ended March 31, 2018. While the adoption of this standard did not have a material impact on our Financial Statements the standard will require our investment in Grubhub Inc. ("Grubhub") common shares, which was consummated in April 2018 (see Note 12), to be remeasured to fair value in each future reporting period with corresponding changes recorded in our Consolidated Statement of Income.

In October 2016, the FASB issued a standard that requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. As required, we adopted this standard in the quarter ended March 31, 2018 and recorded a cumulative adjustment to retained earnings at the beginning of our first quarter 2018. As a result, we recognized a reduction in Other assets of $34 million to write-off the unamortized tax consequences of certain historical intra-entity transfers of assets with an offsetting increase to our Accumulated deficit.

In August 2017, the FASB issued a standard that refines and expands existing hedge accounting guidance. We adopted this standard beginning with the quarter ended March 31, 2018. The adoption of this standard did not have a material impact on the Financial Statements.

In February 2018, the FASB issued a standard that allows a reclassification to retained earnings for stranded tax effects within accumulated other comprehensive (income) loss ("AOCI") subsequent to the accounting in the fourth quarter of 2017 necessary as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). We adopted this standard during the quarter ended March 31, 2018 and reclassified stranded tax effects of $19 million from AOCI with a corresponding decrease to Accumulated deficit at the beginning of our first quarter 2018. These stranded tax effects primarily related to the remeasurement of deferred tax assets associated with pension losses within AOCI.

From 2014 through 2017 the FASB issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries ("Topic 606"). We adopted these standards beginning with the quarter ended March 31, 2018, using the modified retrospective method. See Notes 2 and 5.

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 31, 2018. These reclassifications had no effect on previously reported Net Income.

Note 2 - Revenue Recognition Accounting Policy

We adopted Topic 606 at the beginning of the quarter ended March 31, 2018. Below is a discussion of how our revenues are earned, our accounting policies pertaining to revenue recognition prior to adopting Topic 606 ("Legacy GAAP"), our accounting policies pertaining to revenue recognition subsequent to adopting Topic 606 and other required disclosures. Refer to Note 5 for information regarding the cumulative effect adjustment recorded to Accumulated deficit as of the beginning of the quarter ended March 31, 2018 to reflect the adoption of Topic 606. Also included in Note 5 is disclosure of the amount by which each balance sheet and income statement line item was affected in the current reporting period as compared to Legacy GAAP.

Company Sales

Revenues from the sale of food items by Company-owned restaurants are recognized as Company sales when a customer purchases the food, which is when our obligation to perform is satisfied. The timing and amount of revenue recognized related to Company sales was not impacted by the adoption of Topic 606.

Franchise and Property Revenues

Our most significant source of revenues arises from the operation of our Concept stores by our franchisees. Our franchise agreements require that the franchisee remit continuing fees to us as a percentage of the applicable restaurant’s sales in exchange for the license of the intellectual property associated with our Concepts' brands (the “franchise right”). Continuing fees represent the substantial majority of the consideration we receive under our franchise agreements. Franchise rights may be granted through store-level franchise agreements or through a master franchise agreement. Continuing fees are typically billed and paid monthly and are usually 4%-6% for store-level franchise agreements. Master franchise agreements transfer exclusive master franchise rights and administrative obligations, including control of advertising contributions, to master franchisees in certain regions who in turn grant sub-franchising rights to sub-franchisees. As a result of transferring administrative obligations to a master franchisee the percentage of a master franchisee’s restaurants’ sales that we receive as a continuing fee is less than the percentage we receive for restaurants operating under a store-level franchise agreement. Our franchise agreements also typically require certain, less significant, upfront franchise fees such as fees paid upon opening of a store, fees paid to renew the term of the franchise right and fees paid in the event the franchise agreement is transferred to another franchisee. Upfront franchise fees are typically billed and paid when the new franchise agreement becomes effective or when the agreement is transferred to another franchisee.

Under Legacy GAAP, continuing fees from franchisees were recognized as the related sales occurred. The timing and amount of revenue recognized related to continuing fees was not impacted by the adoption of Topic 606 based on the application of the sales-based royalty exception within Topic 606. Under Legacy GAAP, revenue related to initial fees was recognized upon store opening and renewal and transfer fees were recognized when the related agreement became effective. Upon adopting Topic 606, we have determined that the services we provide in exchange for these upfront franchise fees are highly interrelated with the franchise right and are not distinct from the ongoing services we provide to our franchisees. As a result, upon adopting Topic 606 upfront franchise fees are recognized as revenue over the term of each respective franchise agreement. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s right to use and benefit from the intellectual property. Revenue from continuing fees and upfront franchise fees is presented within Franchise and property revenues in our Condensed Consolidated Statements of Income.

Additionally, from time-to-time we provide non-refundable consideration to franchisees in the form of cash or other incentives (e.g. cash payments to incent new unit openings and free or subsidized equipment). The Company’s intent in providing such consideration is to drive new unit development or same-store sales growth that will result in higher future revenues for the Company. Under Legacy GAAP, these payments were recognized when we were obligated to make the payment and were presented as either a reduction to Franchise and property revenues, if cash was provided directly to the franchisee, or as Franchise and property expenses, if cash was not provided directly to the franchisee. Upon adopting Topic 606, such payments are capitalized as assets and amortized as a reduction in Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates.

Revenues from franchisees related to their rental of restaurants we lease or sublease to them is recognized as it is earned. Rental income is billed and paid on a monthly basis. Revenues from rental agreements with franchisees are presented within Franchise and property revenues within our Condensed Consolidated Statements of Income. The timing and amount of revenue recognized related to the rental of restaurants we lease or sublease was not impacted by the adoption of Topic 606.

Franchise Contributions for Advertising and Other Services

We participate in various advertising cooperatives with our franchisees established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners, typically within a particular country. Contributions to the advertising cooperatives are required for both Company-owned and franchise restaurants and are generally based on a percentage of restaurant sales. Revenues for these services are billed and paid typically on a monthly basis. Under Legacy GAAP, receipts and expenditures related to advertising cooperatives we were required to consolidate were presented on a net basis in our Condensed Consolidated Statements of Income. Upon adopting the requirements of Topic 606 we act as a principal in the transaction based on our responsibility to define the nature of the goods or services and/or our responsibility to define which franchisees receive the benefit of the goods or services. Additionally, we have determined the advertising services provided to franchisees are highly interrelated with the franchise right and therefore not distinct. Franchisees remit to us a percentage of restaurant sales as consideration for providing the advertising services. As a result, revenues for advertising services are recognized when the related sales occur and are presented as Franchise contributions for advertising and other services. Expenses incurred to provide these services are presented as Franchise advertising and other services expense.

On a much more limited basis, we provide goods or services to certain franchisees that are distinct from the franchise right. Such arrangements typically relate to supply chain, quality assurance and information technology services that are provided by a third party at our direction and that do not require integration with other goods or services we provide. The extent to which we provide such goods or services varies by brand, geographic region and, in some instances, franchisee. Similar to advertising services, receipts and expenditures related to these other services were presented on a net basis under Legacy GAAP. Upon adoption of Topic 606, revenues from the goods or services described above are presented as Franchise contributions for advertising and other services within our Condensed Consolidated Statements of Income. Expenses related to the provisioning of these goods and services are recorded in Franchise advertising and other services expense. Revenues are recognized as the goods or services are transferred to the franchisee and related expenses are recognized as incurred.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue transaction and collected from a customer are excluded from revenue under both Legacy GAAP and Topic 606.

The following table disaggregates revenue by Concept and our most significant markets based on Operating Profit. We believe this disaggregation best reflects how the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 3/31/2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$17	$14	$242	$273
Franchise and property revenues	44	70	122	236
Franchise contributions for advertising and other services	2	65	91	158

China
Franchise and property revenues	54	16	—	70

Other
Company sales	228	10	1	239
Franchise and property revenues	209	63	6	278
Franchise contributions for advertising and other services	104	13	—	117
	$658	$251	$462	$1,371

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during the first quarter of 2018 is presented below.

Deferred Franchise Fees
Balance at January 1, 2018	$392
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(17)
Increases due to cash received, excluding amounts recognized as revenue during the period	20
Balance at March 31, 2018	$395

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$56
1 - 2 years	53
2 - 3 years	49
3 - 4 years	45
4 - 5 years	40
Thereafter	152
Total	$395

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2018	2017
Net Income	$433	$280

Weighted-average common shares outstanding (for basic calculation)	332	357
Effect of dilutive share-based employee compensation	8	7
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	340	364

Basic EPS	$1.30	$0.78

Diluted EPS	$1.27	$0.77
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.3	1.7

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 31, 2018 and 2017 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2018		2017		2018		2017		2018
November 2016	—		6,849		$—		$442		$—
November 2017	6,507		—		528		—		972
Total	6,507	(a)	6,849	(b)	$528	(a)	$442	(b)	$972

(a)	Includes the effect of $30 million in share repurchases (0.4 million shares) with trade dates prior to March 31, 2018, but cash settlement dates subsequent to March 31, 2018.

(b)
Includes the effect of $26 million in share repurchases (0.4 million shares) with trade dates on, or prior to, March 31, 2017, but cash settlement dates subsequent to March 31, 2017 and excludes the effect of $45 million in share purchases (0.7 million shares) with trades dates prior to December 31, 2016, but cash settlement dates subsequent to December 31, 2016.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature		Pension and Post-Retirement Benefits		Derivative Instruments		Total
Balance at December 31, 2017, net of tax	$(174)		$(106)		$9		$(271)

Adoption of accounting standards	21	(a)	(17)	(b)	(2)	(b)	2

Gains (losses) arising during the period classified into AOCI, net of tax	39		—		(2)		37

(Gains) losses reclassified from AOCI, net of tax	1		5		11		17

OCI, net of tax	61		(12)		7		56

Balance at March 31, 2018, net of tax	$(113)		$(118)		$16		$(215)

(a)	Represents the impact of foreign currency translation from the adoption of Topic 606. See Notes 2 and 5.

(b)	During the quarter ended March 31, 2018, we adopted a standard that allows for the reclassification from AOCI to Accumulated deficit for stranded tax effects resulting from the Tax Act. See Note 1.

Note 5 - Items Affecting Comparability of Net Income, Financial Position and Cash Flows

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

During the quarter ended March 31, 2018, we refranchised 144 restaurants and received $205 million in pre-tax proceeds. During the quarter ended March 31, 2017, we refranchised 121 restaurants and received $185 million in pre-tax proceeds.

A summary of Refranchising (gain) loss is as follows:

	Quarter ended
	2018	2017
KFC Division	$(57)	$1
Pizza Hut Division	(2)	2
Taco Bell Division	(97)	(114)
Worldwide	$(156)	$(111)

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we are investing approximately $130 million from 2015 through 2018 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. Under Legacy GAAP these amounts were expensed as incurred and included $3 million during the quarter ended March 31, 2017. We recorded total pre-tax charges of $115 million, primarily as Franchise and property expenses, during the three year period ended December 31, 2017 Due to their size and unique and long-term brand building nature, as well as their non-recurring impact on KFC Division's results when expensed upfront, our CODM did not consider the impact of these investments when assessing segment performance from 2015 through 2017. As such, for these years the investments were not allocated to the KFC Division segment operating results for performance reporting purposes.

Upon adoption of Topic 606 in 2018, approximately $100 million of incentives paid to franchisees from 2015 through 2017 were capitalized, net of amortization of $19 million. These capitalized amounts are being amortized as a reduction to Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates. Amortization related to franchise incentive payments that were capitalized upon the adoption of Topic 606 and franchise incentive payments that will be capitalized going forward will be allocated to KFC segment operating results as the expense is recurring and is not expected to significantly impact the comparability of results in any given period. During the quarter ended March 31, 2018, we recorded a $2 million reduction to KFC Division Franchise and property revenues related to the amortization of these franchise incentive payments.

In addition to the investments above, we agreed to fund $60 million of incremental system advertising from 2015 through 2018. During the quarters ended March 31, 2018 and 2017, we incurred $2 million and $4 million, respectively, in incremental system advertising expense. We funded approximately $50 million of such advertising during the three year period ended December 31, 2017, which included $20 million during 2017. We currently expect to fund approximately $10 million in 2018. All of these advertising amounts were recorded primarily in Franchise and property expenses and have been and will continue to be included in the KFC Division segment operating results.

YUM's Strategic Transformation Initiatives

In October 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the then anticipated separation of our China business on October 31, 2016. Major features of the Company’s strategic transformation plans involve being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. During the quarters ended March 31, 2018 and 2017, we recognized pre-tax charges of $1 million and $7 million, respectively, primarily within G&A, related to these initiatives. Due to the scope of the initiatives as well as their significance, our CODM does not consider the impact of these initiatives when assessing segment performance. As such, costs associated with the initiatives are not being allocated to any segment for performance reporting purposes.

Pizza Hut U.S. Transformation Agreement

In May 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology, and that includes a permanent commitment to incremental advertising and digital and technology contributions by franchisees (the “Transformation Agreement”). In connection with the Transformation Agreement we anticipate investing approximately $90 million to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and ecommerce capabilities. We currently expect the majority of this investment, which will be a mix of both capital and operating investments, to be split between 2017 and 2018.

We invested $39 million related to the Transformation Agreement in 2017, which included $8 million of investments that we capitalized and $31 million that was expensed primarily as Franchise and property expenses or G&A. The $31 million expense amount included $5 million of franchisee incentive payments that under Legacy GAAP were expensed as incurred. Due to the adoption of Topic 606 in 2018, franchise incentive payments related to the Transformation Agreement, including the $5 million from 2017, are now being capitalized and being amortized as a reduction of Franchise and property revenues.

We invested $7 million in the quarter ended March 31, 2018 related to the Transformation Agreement, primarily consisting of investments that were capitalized.

Due to their unique and long-term brand-building nature as well as their non-recurring impact on Pizza Hut’s Division results, the financial impact of operating investments that are part of the Transformation Agreement are not considered by our CODM when assessing segment performance. As a result, these operating investments are not being allocated to the Pizza Hut Division operating segment results for performance reporting purposes. Depreciation on capital investments is being allocated to Pizza Hut segment results as the expense is recurring and is not expected to significantly impact the comparability of results in any given period. For the same reasons, the amortization related to franchise incentive payments that were capitalized upon the adoption of Topic 606 and franchise incentive payments that will be capitalized going forward will be allocated to Pizza Hut segment operating results.

In addition to the investments above, we agreed to fund $37.5 million of incremental system advertising dollars from the second half of 2017 through 2018. During the quarter ended March 31, 2018, we incurred $3 million in related incremental system advertising expense. We funded approximately $25 million of such advertising during 2017, which was expensed in the third and fourth quarters of 2017. We currently expect to fund approximately $12.5 million in 2018. These advertising amounts have been and will continue to be recorded primarily in Franchise and property expenses and are included in Pizza Hut's segment operating results.

Impact of Adopting New Revenue Recognition Standards

As discussed in Note 1, we adopted Topic 606 beginning with the quarter ended March 31, 2018, using the modified retrospective method. Topic 606 was applied to all contracts with customers as of January 1, 2018 and the cumulative effective of this transition was recorded as an adjustment to Accumulated deficit as of this date. As a result, the following adjustments were made to the Condensed Consolidated Balance Sheet as of January 1, 2018:

CONDENSED CONSOLIDATED BALANCE SHEET
	As Reported 12/31/2017	Adjustments		Balances with Adoption of Topic 606 1/1/2018
ASSETS
Current Assets
Cash and cash equivalents	$1,522	$11		$1,533
Accounts and notes receivable, net	400	112		512
Prepaid expenses and other current assets	384	76	(a)	460
Advertising cooperative assets, restricted	201	(201)		—
Total Current Assets	2,507	(2)		2,505

Property, plant and equipment, net	1,697	11		1,708
Goodwill	512	—		512
Intangible assets, net	110	—		110
Other assets	346	118		464
Deferred income taxes	139	26		165
Total Assets	$5,311	$153		$5,464

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$813	$220		$1,033
Income taxes payable	123	—		123
Short-term borrowings	375	—		375
Advertising cooperative liabilities	201	(201)		—
Total Current Liabilities	1,512	19		1,531

Long-term debt	9,429	—		9,429
Other liabilities and deferred credits	704	353		1,057
Total Liabilities	11,645	372		12,017

Shareholders’ Deficit
Accumulated deficit	(6,063)	(240)		(6,303)
Accumulated other comprehensive loss	(271)	21		(250)
Total Shareholders’ Deficit	(6,334)	(219)		(6,553)
Total Liabilities and Shareholders’ Deficit	$5,311	$153		$5,464

(a)	Includes $58 million of restricted cash related to advertising cooperatives. These balances can only be used to settle obligations of the respective cooperatives.

We recorded an increase in Accounts payable and other current liabilities and Other liabilities and deferred credits of $57 million and $335 million, respectively, as part of our cumulative adjustment related to unamortized upfront franchise fees, with a corresponding $392 million increase in Accumulated deficit. We recorded increases in Prepaid expenses and other current assets and Other assets of $18 million and $118 million, respectively, as part of our cumulative adjustment related to unamortized franchise incentives, with a corresponding $136 million decrease in Accumulated deficit.

Deferred income taxes increased $26 million as a result of recording the tax effects of the two adjustments noted above, with a corresponding decrease to Accumulated deficit. Accumulated other comprehensive loss decreased $21 million as a result of recognizing the impact of foreign currency translation related to the three adjustments noted above, with a corresponding increase in Accumulated deficit.

The remaining adjustments to our December 31, 2017 Condensed Consolidated Balance Sheet are primarily a result of reclassifying the assets and liabilities of our consolidated advertising cooperates from Advertising cooperative assets, restricted and Advertising cooperative liabilities to the respective balance sheet caption to which the assets and liabilities relate.

The following tables reflect the impact of adopting Topic 606 on our Condensed Consolidated Statement of Income for the quarter ended March 31, 2018 and our Condensed Consolidated Balance Sheet as of March 31, 2018 as well as the amounts as if the guidance that was in effect prior to adoption were applied:

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Quarter ended 3/31/2018
Revenues	As Reported	Impact		Balances without Adoption of Topic 606
Company sales	$512	$—		$512
Franchise and property revenues	584	5		589
Franchise contributions for advertising and other services	275	(275)		—
Total revenues	1,371	(270)		1,101
Costs and Expenses, Net
Company restaurant expenses	438	—		438
General and administrative expenses	219	—		219
Franchise and property expenses	47	6		53
Franchise advertising and other services expense	272	(272)		—
Refranchising (gain) loss	(156)	—		(156)
Other (income) expense	(2)	—		(2)
Total costs and expenses, net	818	(266)		552
Operating Profit	553	(4)	(a)	549
Investment (income) expense, net	(66)	—		(66)
Other pension (income) expense	3	—		3
Interest expense, net	107	—		107
Income before income taxes	509	(4)		505
Income tax provision	76	(1)		75
Net Income	$433	$(3)		$430

Basic Earnings Per Common Share	$1.30	$(0.01)		$1.29

Diluted Earnings Per Common Share	$1.27	$(0.01)		$1.26

(a)
Includes $4 million of franchise incentive payments related to the KFC U.S. Acceleration Agreement and the Pizza Hut U.S. Transformation Agreement that would have been expensed immediately and that we would not have allocated to the KFC Division or the Pizza Hut Division under Legacy GAAP. Upon the adoption of Topic 606, these payments have been capitalized as assets.

Upon adopting Topic 606 the timing and amount of revenue recognized for upfront franchise fees and franchise incentives changed from upfront recognition under Legacy GAAP to recognition over the term of the franchise agreement to which the fees and incentives relate. Also, under Legacy GAAP, amounts reported as Franchise contributions for advertising and other services and Franchise advertising and other services expense were presented on a net basis. Upon the adoption of Topic 606 these amounts require gross presentation in our Condensed Consolidated Statements of Income. Lastly, Legacy GAAP required that certain value-added taxes withheld and remitted on our behalf by our franchisees be reported as revenue and corresponding expense in our Condensed Consolidated Statements of Income. Upon adoption of Topic 606 these taxes are reported on a net basis as a reduction in Franchise and property revenues.

CONDENSED CONSOLIDATED BALANCE SHEET
	As Reported 3/31/2018	Impact	Balances without Adoption of Topic 606 3/31/2018
ASSETS
Current Assets
Cash and cash equivalents	$982	$(20)	$962
Accounts and notes receivable, net	501	(109)	392
Prepaid expenses and other current assets	406	(71)	335
Advertising cooperative assets, restricted	—	197	197
Total Current Assets	1,889	(3)	1,886

Property, plant and equipment, net	1,651	(13)	1,638
Goodwill	514	—	514
Intangible assets, net	105	—	105
Other assets	490	(118)	372
Deferred income taxes	187	(24)	163
Total Assets	$4,836	$(158)	$4,678

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$924	$(235)	$689
Income taxes payable	124	—	124
Short-term borrowings	61	—	61
Advertising cooperative liabilities	—	197	197
Total Current Liabilities	1,109	(38)	1,071

Long-term debt	9,419	—	9,419
Other liabilities and deferred credits	1,062	(339)	723
Total Liabilities	11,590	(377)	11,213

Shareholders’ Deficit
Accumulated deficit	(6,539)	242	(6,297)
Accumulated other comprehensive loss	(215)	(23)	(238)
Total Shareholders’ Deficit	(6,754)	219	(6,535)
Total Liabilities and Shareholders’ Deficit	$4,836	$(158)	$4,678

The significant impacts resulting from the adoption of Topic 606 on our Condensed Consolidated Balance Sheet as of March 31, 2018, are consistent with those recorded as of January 1, 2018 as described previously.

Under Legacy GAAP, Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents pertaining to advertising cooperatives that we were required to consolidate were classified within Advertising cooperative assets, restricted. Upon adoption of Topic 606 these amounts are reflected on our Condensed Consolidated Balance Sheet and changes in these balances are reported within our Condensed Consolidated Statement of Cash Flows. The transition to Topic 606 resulted in a decrease in Net Cash Provided by Operating Activities of $20 million during the quarter ended March 31, 2018 due to the timing of spending in these cooperatives.

Investment in Grubhub

As discussed in Note 12, one of our subsidiaries entered into an investment agreement to purchase shares of Grubhub common stock. In the quarter ended March 31, 2018 we recognized income of $66 million related to the mark-to-market of this investment agreement. See Note 12 for further discussion of the investment agreement.

Non-cash Pension Adjustment

During the quarter ended March 31, 2017, as a result of the completion of a pension data review and reconciliation, we recorded a non-cash, out-of-year charge of $22 million to Other pension (income) expense to adjust our historical U.S. pension liability related to our deferred vested participants. Our CODM did not consider the impact of this charge when assessing segment performance given the number of years over which it accumulated. As such, this cost was not allocated to any of our segment operating results for performance reporting purposes.

Note 6 - Other (Income) Expense

Other (income) expense primarily includes net foreign exchange (gains) losses.

Note 7 - Supplemental Balance Sheet Information

Accounts and Notes Receivable, net

The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees as a result of franchise and lease agreements.  Trade receivables consisting of royalties from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net on our Condensed Consolidated Balance Sheets.  Upon adoption of Topic 606, Accounts and notes receivable, net also includes receivables generated from advertising cooperatives that we consolidate which were previously recorded in Advertising cooperative assets, restricted.

	3/31/2018	12/31/2017
Accounts and notes receivable, gross	$527	$419
Allowance for doubtful accounts	(26)	(19)
Accounts and notes receivable, net	$501	$400

Property, Plant and Equipment, net

	3/31/2018	12/31/2017
Property, plant and equipment, gross	$3,118	$3,177
Accumulated depreciation and amortization	(1,467)	(1,480)
Property, plant and equipment, net	$1,651	$1,697

Assets held-for-sale at March 31, 2018 and December 31, 2017 total $29 million and $37 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and cash equivalents for Condensed Consolidated Statements of Cash Flows

	3/31/2018	12/31/2017
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$982	$1,522
Restricted cash included in Prepaid expenses and other current assets(a)	84	60
Restricted cash included in Other assets(b)	17	17
Cash, Cash Equivalents and Restricted Cash as presented in Condensed Consolidated Statements of Cash Flows(c)	$1,083	$1,599

(a)
Restricted cash within Prepaid expenses and other current assets primarily relates to the Taco Bell Securitization interest reserves and cash related to advertising cooperatives that we consolidate which can only be used to settle obligations of the respective cooperatives.

(b)
Primarily trust accounts related to our self-insurance program and cash balances required, to the extent necessary, to meet statutory minimum net worth requirements for legal entities which enter into U.S. franchise agreements.

(c)
Upon adoption of Topic 606 we reclassified $11 million and $58 million, respectively, from Advertising cooperative assets, restricted to Cash and cash equivalents and Prepaid expenses and other current assets. These amounts are included in the Beginning of Period balance of Cash, Cash Equivalents, Restricted Cash and Restricted Cash equivalents in our Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2018.

Note 8 - Income Taxes

	Quarter ended
	2018	2017
Income tax provision	$76	$67
Effective tax rate	15.0%	19.4%

Our first quarter effective tax rate was lower than prior year primarily due to the favorable impact of the reduction in the U.S. federal statutory tax rate, as described below, and lapping the cost of repatriating foreign earnings in the prior year, partially offset in the quarter ended March 31, 2018 by the charge of $16 million as described below. In both periods, our effective tax rate benefited from excess tax benefits associated with employee share-based payments.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act significantly modified the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21%, limiting certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization, imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which future foreign earnings are subject to U.S. tax including the elimination of U.S. federal tax on dividends from foreign subsidiaries, a provision designed to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries and a lower U.S. effective tax rate on certain revenues from sources outside the U.S. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118") that allows us to record provisional amounts related to the impacts of the Tax Act during a measurement period not to extend beyond one year of the enactment date.

In the quarter ended December 31, 2017, we recorded a provisional discrete net tax expense associated with the Tax Act. In the quarter ended March 31, 2018, we recorded a provisional charge of $16 million as an adjustment to the amounts recorded at December 31, 2017 related to the mandatory one-time deemed repatriation tax on accumulated foreign earnings.

As of March 31, 2018, the amounts recorded for the Tax Act remain provisional for the mandatory one-time deemed repatriation tax on accumulated foreign earnings, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions. We expect to complete our analysis of the amounts recorded upon enactment of the Tax Act within SAB 118's measurement period of one year.

Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore is including GILTI in the effective tax rate calculation.

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	2018	2017
KFC Division	$658	$732
Pizza Hut Division	251	234
Taco Bell Division	462	451
	$1,371	$1,417

	Quarter ended
Operating Profit	2018	2017
KFC Division	$221	$207
Pizza Hut Division	88	83
Taco Bell Division	132	141
Unallocated Franchise and property expenses(a)	(1)	(3)
Corporate and unallocated G&A expenses(b)	(44)	(53)
Unallocated Refranchising gain (loss) (See Note 5)	156	111
Unallocated Other income (expense)	1	(2)
Operating Profit	$553	$484
Investment income (expense), net (See Note 12)	66	1
Other pension income (expense) (See Note 10)	(3)	(28)
Interest expense, net	(107)	(110)
Income before income taxes	$509	$347

(a)	Represents costs associated with the KFC U.S. Acceleration Agreement. 2018 also includes costs associated with the Pizza Hut U.S. Transformation Agreement. See Note 5.

(b)	Amounts include charges associated with YUM's Strategic Transformation Initiatives of $1 million for the quarter ended March 31, 2018, and $7 million for the quarter ended March 31, 2017. See Note 5.

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended
	2018	2017
Service cost	$2	$3
Interest cost	9	10
Expected return on plan assets	(10)	(12)
Amortization of net loss	4	2
Amortization of prior service cost	1	1
Net periodic benefit cost	$6	$4

Additional loss recognized due to settlements(a)	$1	$5
Pension data adjustment(b)	$—	$22

(a)	Losses are a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. These losses were recorded in Other pension (income) expense.

(b)
Reflects a non-cash, out-of-year charge related to the adjustment of certain historical deferred vested liability balances in the Plan during the first quarter of 2017 recorded in Other pension (income) expense. See Note 5.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	3/31/2018	12/31/2017
Current maturities of long-term debt	$67	$386
Other	5	—
	$72	$386
Less current portion of debt issuance costs and discounts	(11)	(11)
Short-term borrowings	$61	$375

Long-term Debt
Securitization Notes	$2,271	$2,271
Subsidiary Senior Unsecured Notes	2,850	2,850
Term Loan A Facility	500	500
Term Loan B Facility	1,970	1,975
YUM Senior Unsecured Notes(a)	1,875	2,200
Capital lease obligations	103	105
	$9,569	$9,901
Less debt issuance costs and discounts	(83)	(86)
Less current maturities of long-term debt	(67)	(386)
Long-term debt	$9,419	$9,429

(a)    During the quarter, we repaid $325 million in YUM Senior Unsecured Notes that matured in March 2018.

Revolving Facility

As of March 31, 2018, we had no borrowings outstanding under our $1 billion revolving facility (the "Revolving Facility") with $8 million in letters of credit outstanding. Funds available under the Revolving Facility may be used to repay other debt, finance debt or share repurchases, fund acquisitions or capital expenditures and for other general corporate purposes.

Credit Agreement Repricing

Subsequent to the end of the first quarter, on April 3, 2018, KFC Holding Co., Pizza Hut Holdings, LLC, a limited liability company, and Taco Bell of America, LLC, a limited liability company, as co-borrowers (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of the Company, completed the repricing of the then existing $1.97 billion under the Term Loan B Facility pursuant to an amendment to the Credit Agreement (as defined in our 2017 Form 10-K). The amendment reduces the interest rate applicable to the Term Loan B Facility by 25 basis points to adjusted LIBOR plus 1.75% or Base Rate plus 0.75%, at the Borrowers’ election, and extends the maturity date for the Term Loan B Facility by 2 years to April 3, 2025. All other material provisions under the Credit Agreement remained unchanged as a result of this amendment.

Details of our short-term borrowings and long-term debt as of December 31, 2017 can be found within our 2017 Form 10-K. Cash paid for interest during the quarters ended March 31, 2018 and 2017 was $71 million and $68 million, respectively.

Note 12 - Derivative Instruments

Forward Contract to Purchase Shares in Grubhub

On February 7, 2018, certain of our subsidiaries entered into a master services agreement with a subsidiary of Grubhub, the leading online and mobile takeout food-ordering company in the U.S., which is intended to provide dedicated support for the KFC and Taco Bell branded online delivery channels in the U.S. through Grubhub’s online ordering platform, logistics and last-mile support for delivery orders, as well as point-of-sale integration to streamline operations. Concurrently with the master services agreement, one of our subsidiaries entered into an investment agreement with Grubhub to invest $200 million in exchange for approximately 2.8 million shares of Grubhub common stock, subject to customary closing conditions. The terms of the investment agreement constituted a forward contract to purchase Grubhub common stock that represented a derivative that was required to be recorded at fair value as of March 31, 2018. The forward contract was estimated to have a fair value of $66 million, as of March 31, 2018 which was recorded as Investment (income) expense, net on our Condensed Consolidated Statement of Income. The fair value determination included the appreciation of the underlying common shares since entering into the agreement less valuation adjustments related to transfer restrictions on the underlying shares and assumptions as of March 31, 2018 regarding the likelihood of obtaining necessary regulatory approvals in connection with closing the investment agreement. Subsequent to March 31, 2018 all necessary regulatory approvals were obtained and the purchase of the Grubhub shares was consummated on April 25, 2018. Shares acquired as part of this purchase are restricted from being transferred until the earlier of the two-year anniversary of closing the investment agreement or 30 days following the termination of our master services agreement with Grubhub.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. At March 31, 2018 and December 31, 2017, our interest rate swaps outstanding had notional amounts of $1.55 billion. These interest rate swaps will expire in July 2021 and are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of March 31, 2018.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through March 31, 2018, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through March 31, 2018, all foreign currency forward and swap contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of both March 31, 2018 and December 31, 2017, foreign currency forward and swap contracts outstanding related to intercompany receivables and payables had total notional amounts of $456 million. As of March 31, 2018 these foreign currency forward and swap contracts have durations expiring as late as 2020.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2018, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2018	2017	2018	2017

Interest rate swaps	$18	$(1)	$(1)	$2

Foreign currency contracts	(16)	(2)	12	5

Income tax benefit/(expense)	(4)	—	—	(1)

As of March 31, 2018, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $18 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of March 31, 2018, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	3/31/2018		12/31/2017
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,271	$2,364	$2,271	$2,367
Subsidiary Senior Unsecured Notes(b)	2,850	2,863	2,850	2,983
Term Loan A Facility(b)	500	502	500	503
Term Loan B Facility(b)	1,970	1,981	1,975	1,990
YUM Senior Unsecured Notes(b)	1,875	1,915	2,200	2,277

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

Recurring Fair Value Measurements

The Company has interest rate swaps, foreign currency contracts, a forward contract to purchase Grubhub shares and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 12 for discussion regarding derivative instruments). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the quarter ended March 31, 2018.

		Fair Value
	Level	3/31/2018	12/31/2017	Condensed Consolidated Balance Sheet
Interest Rate Swaps - Asset	2	14	9	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	2	51	40	Other assets
Foreign Currency Contracts - Liability	2	60	46	Other liabilities and deferred credits
Foreign Currency Contracts - Asset	2	4	5	Prepaid expenses and other current assets
Forward Contract to Purchase Grubhub Common Stock	1	66	—	Other assets
Other Investments	1	28	29	Other assets

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based upon observable inputs. The fair value of the forward contract to purchase 2.8 million shares of Grubhub common stock was determined based on closing market prices of similar contracts as of March 31, 2018. We do not believe the valuation adjustments discussed in Note 12 regarding the transfer restrictions or probability of closure are significant inputs to the fair value measurement of the forward contract. The other investments include investments in mutual funds, which are used to offset fluctuations in deferred compensation liabilities that employees have chosen to invest in phantom shares of a stock index fund or bond index fund. The other investments' fair value is determined based on the closing market prices of the respective mutual funds as of March 31, 2018 and December 31, 2017.

Note 14 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 31, 2018, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $600 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 31, 2018, was approximately $500 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of March 31, 2018 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at March 31, 2018, our guarantee exposure under this program is approximately $2 million based on total loans outstanding of $11 million.

In addition to the guarantees described above, YUM has agreed to provide guarantees of up to approximately $42 million on behalf of franchisees for several programs related to equipment purchases and refranchising.  At March 31, 2018, our guarantee exposure under these financing programs is approximately $11 million.

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

Introduction and Overview

Yum! Brands, Inc. (“YUM” or the “Company”) operates or franchises a worldwide system of over 45,000 restaurants in more than 135 countries and territories, primarily through the concepts of KFC, Pizza Hut and Taco Bell. These three concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively. Of the over 45,000 restaurants, 3% are operated by the Company and its subsidiaries and 97% are operated by franchisees.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”). References to YUM throughout this discussion are made in first person notations of “we,” “us” or “our.”

YUM currently consists of three reporting segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

On October 11, 2016, we announced our strategic transformation plans to drive global expansion of our KFC, Pizza Hut and Taco Bell brands (“YUM’s Strategic Transformation Initiatives”) following the separation of our business in China. Major features of the Company’s transformation and growth strategy involve being more focused, franchised and efficient. YUM’s Strategic Transformation Initiatives below represent the continuation of YUM’s transformation of its operating model and capital structure.

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

•
System sales and System sales excluding the impacts of foreign currency translation ("FX"). System sales include the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants that operate our Concepts. Sales of franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Franchise restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net unit growth.

•	Diluted Earnings Per Share excluding Special Items (as defined below);

•	Effective Tax Rate excluding Special Items;

•	Core Operating Profit. Core Operating Profit excludes Special Items and FX and we use Core Operating Profit for the purposes of evaluating performance internally.

These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Rather, the Company believes that the presentation of these non-GAAP measurements provide additional information to investors to facilitate the comparison of past and present operations.

Special Items are not included in any of our Division segment results as the Company does not believe they are indicative of our ongoing operations due to their size and/or nature. Our chief operating decision maker does not consider the impact of Special Items when assessing segment performance.

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

For the quarter ended March 31, 2018, GAAP diluted EPS increased 66% to $1.27 per share, and diluted EPS, excluding Special Items, increased 38% to $0.90 per share.

Quarterly Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+2	+4	+7	Even
Pizza Hut Division	+2	+1	+2	+6	+2
Taco Bell Division	+4	+1	+4	(6)	(6)
Worldwide	+4	+1	+3	+14	Even

Additionally:

•	During the quarter, we opened 239 net new units for 3% net new unit growth.

•
During the quarter, we refranchised 144 restaurants, including 52 KFC, 43 Pizza Hut and 49 Taco Bell units, for pre-tax proceeds of $205 million. We recorded refranchising gains of $156 million in Special Items.

•
During the quarter, we repurchased 6.5 million shares totaling $528 million at an average price of $81. As of quarter end, there was $972 million remaining in share repurchase authorization through year end 2018.

•	We reflected the change in fair value of our investment in Grubhub Inc. ("Grubhub") by recording $66 million of pre-tax investment income during the quarter.

•	Foreign currency translation impacted Divisional Operating Profit favorably for the quarter by $16 million.

Worldwide

GAAP Results

	Quarter ended
	2018	2017	% B/(W)
Company sales	$512	$902	(43)
Franchise and property revenues	584	515	13
Franchise contributions for advertising and other services	275	—	N/A
Total revenues	$1,371	$1,417	(3)

Restaurant profit	$74	$144	(49)
Restaurant margin %	14.4%	16.0%	(1.6)	ppts.

G&A expenses	$219	$237	8
Franchise and property expenses	47	46	—
Franchise advertising and other services expense	272	—	N/A
Refranchising (gain) loss	(156)	(111)	40
Other (income) expense	(2)	3	NM
Operating Profit	$553	$484	14

Investment (income) expense, net	$(66)	$(1)	NM
Other pension (income) expense	3	28	88
Interest expense, net	107	110	3
Income tax provision	76	67	(14)
Net Income	$433	$280	55

Diluted EPS(a)	$1.27	$0.77	66
Effective tax rate	15.0%	19.4%	4.4	ppts.

(a)	See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	3/31/2018	3/31/2017	% Increase (Decrease)
Franchise	43,978	41,086	7
Company-owned	1,345	2,732	(51)
	45,323	43,818	3

	Quarter ended
	2018	2017
Same-store Sales Growth %	1	2

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.
	Quarter ended
	2018	2017
System Sales Growth, reported	9	3
System Sales Growth, excluding FX	4	5
Core Operating Profit Growth	Even	9
Diluted EPS Growth, excluding Special Items	38	17

	Quarter ended
Detail of Special Items	2018	2017
Refranchising gain (loss) (See Note 5)	$156	$111
YUM's Strategic Transformation Initiatives (See Note 5)	(1)	(7)
Costs associated with Pizza Hut U.S. Transformation Agreement (See Note 5)	(1)	—
Costs associated with KFC U.S. Acceleration Agreement (See Note 5)	—	(3)
Other Special Items Income (Expense)	(1)	(2)
Special Items Income - Operating Profit	153	99
Special Items - Other Pension Income (Expense) (See Note 5)	—	(22)
Special Items Income before Income Taxes	153	77
Tax Expense on Special Items(a)	(19)	(34)
Tax Expense - U.S. Tax Act(b)	(6)	—
Special Items Income, net of tax	$128	$43
Average diluted shares outstanding	340	364
Special Items diluted EPS	$0.37	$0.12

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$553	$484
Special Items Income	153	99
Foreign Currency Impact on Divisional Operating Profit(c)	16	N/A
Core Operating Profit	$384	$385

KFC Division
GAAP Operating Profit	$221	$207
Foreign Currency Impact on Divisional Operating Profit(c)	13	N/A
Core Operating Profit	$208	$207

Pizza Hut Division
GAAP Operating Profit	$88	$83
Foreign Currency Impact on Divisional Operating Profit(c)	3	N/A
Core Operating Profit	$85	$83

Taco Bell Division
GAAP Operating Profit	$132	$141
Foreign Currency Impact on Divisional Operating Profit(c)	—	N/A
Core Operating Profit	$132	$141

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.27	$0.77
Special Items Diluted EPS	0.37	0.12
Diluted EPS excluding Special Items	$0.90	$0.65

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	15.0%	19.4%
Impact on Tax Rate as a result of Special Items(a)(b)	0.6%	6.9%
Effective Tax Rate excluding Special Items	14.4%	12.5%

Reconciliation of Company sales to System sales

Consolidated
GAAP Company sales(d)	$512	$902
Franchise sales	11,196	9,867
System sales	11,708	10,769
Foreign Currency Impact on System sales(e)	466	N/A
System sales, excluding FX	$11,242	$10,769

KFC Division
GAAP Company sales(d)	$245	$475
Franchise sales	6,084	5,160
System sales	6,329	5,635
Foreign Currency Impact on System sales(e)	363	N/A
System sales, excluding FX	$5,966	$5,635

Pizza Hut Division
GAAP Company sales(d)	$24	$90
Franchise sales	3,008	2,782
System sales	3,032	2,872
Foreign Currency Impact on System sales(e)	100	N/A
System sales, excluding FX	$2,932	$2,872

Taco Bell Division
GAAP Company sales(d)	$243	$337
Franchise sales	2,104	1,925
System sales	2,347	2,262
Foreign Currency Impact on System sales(e)	3	N/A
System sales, excluding FX	$2,344	$2,262

(a)
The tax benefit (expense) was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. We are utilizing an approach in which we recompute our estimated annual Effective Tax Rate and year to date income tax expense excluding Special Items, which allows us to determine the incremental tax impact of Special Items.

(b)
In 2018, we recorded a $16 million increase to our provisional deemed repatriation tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 ("Tax Act") that was reported as a Special Item. This expense was partially offset by current year U.S. foreign tax credits that became realizable directly as a result of the impact of the deemed repatriation.

(c)
The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented. When determining applicable Core Operating Profit growth percentages, the Core Operating Profit for the current year should be compared to the prior year GAAP Operating Profit adjusted only for any prior year Special Items Income (Expense).

(d)	Company Sales represents sales from our Company-operated stores as presented on our Condensed Consolidated Statements of Income.

(e)
The foreign currency impact on System sales is presented in relation only to the immediately preceding year presented. When determining applicable System sales growth percentages, the System sales excluding FX for the current year should be compared to the prior year System sales.

Items Impacting Current Quarter and Expected to Impact Future Results

Strategic Transformation Initiatives Impact

We have refranchised a significant number of Company-owned restaurants since the announcement of YUM’s Strategic Transformation Initiatives in October 2016, and anticipate that additional, significant refranchising will occur in 2018. The impact on Operating Profit due to refranchising includes the loss of Restaurant profit, which reflects the decrease in Company sales, and the increase in franchise fees from restaurants that have been refranchised. We expect to reduce G&A, including reductions directly attributable to refranchising, such that upon completion of YUM’s Strategic Transformation Initiatives in 2019, on an annual basis, the cumulative impact of lost Operating Profit from refranchising will be largely offset by G&A reductions we have made. However, we expect that Operating Profit will be negatively impacted throughout 2018 as certain G&A reductions lag the loss of Operating Profit due to refranchising. We expect the impact of refranchising, net of G&A reductions, to negatively impact Core Operating Profit growth for 2018 by 6 to 7 percentage points.

KFC United Kingdom ("UK") Supply Availability Issues

On February 14, 2018, we and our franchisees transitioned to a new distributor for the products supplied to our approximately 900 KFCs in the United Kingdom and Ireland (those restaurants accounted for approximately 3% of YUM’s global system sales in the year ended December 31, 2017). In connection with this transition, certain of these restaurants experienced supply availability issues which resulted in store closures or stores operating under a limited menu. For the first quarter of 2018, we estimate that Core Operating Profit growth was negatively impacted by 5 percentage points for our KFC Division and 3 percentage points for YUM as a result of these issues. We estimate YUM's same-store sales growth would have been 2% and KFC Division same-store sales growth would have been 3% in the first quarter of 2018 absent the supply disruption.

As of the date of this filing, all restaurants are now open and receiving supply though they have not yet returned to sales and profitability levels that were being achieved prior to February 14, 2018. On a full-year basis, we currently anticipate that Core Operating Profit growth will be negatively impacted by 2 percentage points for KFC Division and 1 percentage point for YUM as a result of these supply availability issues. The negative impact to full-year same-store sales growth is estimated to be 50 basis points for our KFC Division and 25 basis points for YUM. In spite of this impact, we are currently maintaining YUM’s full-year Core Operating Profit growth guidance.

There can be no assurances as to when all of these restaurants will recover to pre-supply availability issues levels. Should the supply availability issues persist, our Core Operating Profit growth may be further impacted beyond the above estimates, including expenses associated with additional financial distress of or credit support which may be provided to our franchisees, suppliers and the distributor, whose affiliates also service KFCs located in other countries within Europe.

Investment in Grubhub

As discussed in Note 12, one of our subsidiaries entered into an investment agreement to purchase shares of Grubhub common stock. In the quarter ended March 31, 2018 we recognized income of $66 million related to the mark-to-market of our investment. See Note 12 for further discussion of our investment in Grubhub.

Adoption of Topic 606, “Revenue from Contracts with Customers"

The Financial Accounting Standards Board ("FASB") issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries (“Topic 606”). As a result, the Company has changed its accounting policy for revenue recognition as detailed in Note 2. We adopted Topic 606 beginning with the quarter ended March 31, 2018, using the modified retrospective method. Therefore, the comparative information for fiscal 2017 has not been adjusted and continues to be reported under our accounting polices related to revenue recognition prior to adopting Topic 606 ("Legacy GAAP"). As a result of the adoption of Topic 606, Operating Profit for the quarter ended March 31, 2018 was $4 million higher than what would have been recognized under Legacy GAAP as shown below.

	KFC Division	Pizza Hut Division	Taco Bell Division	Unallocated(a)	Total
Amortization of upfront fees	$10	$4	$3	$—	$17
Amortization of franchise incentive payments	(3)	(1)	—	—	(4)
Upfront fee cash received	(9)	(1)	(3)	—	(13)
Incentive payments made	—	—	—	2	2
Franchise and property revenues	(2)	2	—	2	2
Franchise and property expenses	—	—	—	2	2
Operating Profit	$(2)	$2	$—	$4	$4

a)
Reflects incentive payments made to or on behalf of franchisees during the first quarter of 2018 that under Legacy GAAP would have been recognized in full. Due to the size and nature of such payments, we historically would have included such amounts as Special Items and thus in the table above have not allocated their impact to our Divisional results. Such amounts are now being recognized as a reduction of Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payments relate.

Topic 606 also impacted transactions that were not historically included in our revenues and expenses such as franchisee contributions to and subsequent expenditures from advertising cooperatives that we are required to consolidate as well as receipts and expenditures for other services we provide to our franchisees. Based on Legacy GAAP, these transaction were reported on a net basis in our Condensed Consolidated Statements of Income. This change did not have a significant impact on Operating Profit, as the contributions that are now recorded in Franchise contributions for advertising and other services are largely offset by the expenditures recorded in Franchise advertising and other services expense. Refer to Notes 2 and 5 for further details of the significant changes and quantitative impact of Topic 606.

We expect the adoption of Topic 606 to negatively impact Core Operating Profit growth for 2018 by 2 to 3 percentage points. This impact is weighted towards the fourth quarter due to the timing of our expected new unit development and the resulting collection of upfront fees that will now be deferred under Topic 606.

KFC Division

The KFC Division has 21,644 units, 81% of which are located outside the U.S. Additionally, 97% of the KFC Division units were operated by franchisees as of March 31, 2018.

	Quarter ended
			% B/(W)
	2018	2017	Reported		Ex FX
System Sales	$6,329	$5,635	12		6
Same-Store Sales Growth %	2	2	N/A		N/A

Company sales	$245	$475	(48)		(51)
Franchise and property revenues	307	257	19		12
Franchise contributions for advertising and other services	106	—	N/A		N/A
Total revenues	$658	$732	(10)		(14)

Restaurant profit	$25	$65	(61)		(63)
Restaurant margin %	10.5%	13.7%	(3.2)	ppts.	(3.1)	ppts.

G&A expenses	$85	$89	5		9
Franchise and property expenses	29	25	(14)		(6)
Franchise advertising and other services expense	104	—	N/A		N/A
Operating Profit	$221	$207	7		Even

			% Increase (Decrease)
Unit Count	3/31/2018	3/31/2017
Franchise	21,019	19,331	9
Company-owned	625	1,385	(55)
	21,644	20,716	4

Company sales and Restaurant profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$475	$(243)	$(1)	$14	$245
Cost of sales	(163)	81	(2)	(5)	(89)
Cost of labor	(115)	58	—	(4)	(61)
Occupancy and other	(132)	66	—	(4)	(70)
Company restaurant expenses	$(410)	$205	$(2)	$(13)	$(220)
Restaurant profit	$65	$(38)	$(3)	$1	$25

The decreases in Company sales and Restaurant Profit associated with store portfolio actions was driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit was the impact of the supply interruptions in our KFC UK business. Company same-store sales growth was even for the quarter.

Franchise and property revenues

The increase in Franchise and property revenues, excluding the impact of foreign currency translation and the adoption of Topic 606, was driven by refranchising, net new unit growth, and franchise same-store sales growth of 2%, including the impact of the supply interruptions in our KFC UK business.

G&A

The decrease in G&A, excluding the impact of foreign currency translation, was driven by the positive impact of Yum! Transformation initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

The increase in Operating Profit, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by net new unit growth, partially offset by the impact of the supply interruptions in our KFC UK business and refranchising.

Pizza Hut Division

The Pizza Hut Division has 16,796 units, 45% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Additionally, 99% of the Pizza Hut Division units were operated by franchisees as of March 31, 2018.

	Quarter ended
			% B/(W)
	2018	2017	Reported		Ex FX

System Sales	$3,032	$2,872	6		2
Same-Store Sales Growth (Decline) %	1	(3)	N/A		N/A

Company sales	$24	$90	(73)		(74)
Franchise and property revenues	149	144	4		1
Franchise contributions for advertising and other services	78	—	N/A		N/A
Total revenues	$251	$234	8		5

Restaurant profit	$—	$5	NM		(100)
Restaurant margin %	(0.1)%	6.3%	(6.4)	ppts.	(6.3)	ppts.

G&A expenses	$50	$53	6		8
Franchise and property expenses	11	13	19		22
Franchise advertising and other services expense	78	—	N/A		N/A
Operating Profit	$88	$83	6		2

			% Increase (Decrease)
Unit Count	3/31/2018	3/31/2017
Franchise	16,681	15,944	5
Company-owned	115	510	(77)
	16,796	16,454	2

Company sales and Restaurant profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$90	$(66)	$—	$—	$24
Cost of sales	(26)	19	—	—	(7)
Cost of labor	(29)	21	(1)	—	(9)
Occupancy and other	(30)	20	2	—	(8)
Company restaurant expenses	$(85)	$60	$1	$—	$(24)
Restaurant profit	$5	$(6)	$1	$—	$—

The decreases in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising. Company same-store sales growth was 1%.

Franchise and property revenues

The increase in Franchise and property revenues, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by net new unit growth. Franchise same-store sales growth was 1%.

G&A

The decrease in G&A, excluding the impact of foreign currency translation, was driven by YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

The increase in Operating Profit, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by net new unit growth, offset by higher advertising costs associated with the Pizza Hut U.S. Transformation Agreement.

Taco Bell Division

The Taco Bell Division has 6,883 units, the vast majority of which are in the U.S. The Company owned 9% of the Taco Bell units in the U.S. as of March 31, 2018.

	Quarter ended
			% B/(W)
	2018	2017	Reported		Ex FX

System Sales	$2,347	$2,262	4		4
Same-Store Sales Growth %	1	8	N/A		N/A

Company sales	$243	$337	(28)		(28)
Franchise and property revenues	128	114	12		12
Franchise contributions for advertising and other services	91	—	N/A		N/A
Total revenues	$462	$451	2		2

Restaurant profit	$49	$74	(35)		(35)
Restaurant margin %	19.6%	21.8%	(2.2)	ppts.	(2.2)	ppts.

G&A expenses	$40	$42	6		6
Franchise and property expenses	6	5	(18)		(18)
Franchise advertising and other services expense	90	—	N/A		N/A
Operating Profit	$132	$141	(6)		(6)

			% Increase (Decrease)
Unit Count	3/31/2018	3/31/2017
Franchise	6,278	5,811	8
Company-owned	605	837	(28)
	6,883	6,648	4

Company sales and Restaurant profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2017	Store Portfolio Actions	Other	2018
Company sales	$337	$(96)	$2	$243
Cost of sales	(87)	25	—	(62)
Cost of labor	(100)	28	(4)	(76)
Occupancy and other	(76)	20	—	(56)
Company restaurant expense	$(263)	$73	$(4)	$(194)
Restaurant profit	$74	$(23)	$(2)	$49

In 2018, the decreases in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net unit growth. Significant other factors impacting Company sales and/or Restaurant profit were higher labor costs and commodity cost inflation partially offset by company same-store sales growth of 1%.

Franchise and property revenues

In 2018, the increase in Franchise and property revenues, excluding the adoption Topic 606, was driven by refranchising, net new unit growth, and franchise same-store sales growth of 1%.

G&A

In 2018, the decrease in G&A was driven by the favorable impact of forfeitures related to share based compensation awards.

Operating Profit

In 2018, the decrease in Operating Profit, excluding the impacts of the adoption of Topic 606 was driven by refranchising and higher restaurant operating costs, partially offset by same-store sales growth and net new unit growth.

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2018	2017	% B/(W)
Corporate and unallocated G&A	$(44)	$(53)	19
Unallocated Franchise and property expenses	(1)	(3)	67
Refranchising gain (loss) (See Note 5)	156	111	40
Unallocated Other income (expense)	1	(2)	NM
Investment income (expense), net (See Note 12)	66	1	NM
Other pension income (expense) (See Note 10)	(3)	(28)	88
Interest expense, net	(107)	(110)	3
Income tax provision (See Note 8)	(76)	(67)	(14)
Effective tax rate (See Note 8)	15.0%	19.4%	4.4	ppts.

Corporate and unallocated G&A

The decrease in Corporate and unallocated G&A was driven by lapping costs associated with YUM's Strategic Transformation Initiatives (See Note 5), and current year G&A reductions due to the impact of YUM’s Strategic Transformation Initiatives.

Unallocated Franchise and property expenses

Unallocated Franchise and property expenses reflect charges related to the Pizza Hut U.S. Transformation Agreement and/or the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Other income (expense)

Unallocated Other income (expense) primarily includes foreign exchange gains (losses).

Consolidated Cash Flows

Net cash provided by operating activities was $189 million in 2018 versus $288 million in 2017. The decrease was largely driven by the timing of advertising spending, including advertising payments made by cooperatives which we began reflecting in our Condensed Consolidated Statement of Cash Flows in 2018 upon adoption of Topic 606, and an increase in income tax payments.

Net cash provided by investing activities was $164 million in 2018 versus $104 million in 2017. The increase was primarily driven by lower capital spending and higher refranchising proceeds.

Net cash used in financing activities was $976 million in 2018 versus $629 million in 2017. The increase was primarily driven by lower net borrowings.

Consolidated Financial Condition

Our Condensed Consolidated Balance Sheet was impacted by the adoption of Topic 606. See Note 5 for further discussion. Other assets also increased $66 million as of March 31, 2018 due to the inclusion of the forward contract to purchase Grubhub shares (see Note 12).

Liquidity and Capital Resources

In October 2016, we announced YUM’s Strategic Transformation Initiatives to drive global expansion of the KFC, Pizza Hut and Taco Bell brands following the separation of our China business on October 31, 2016. As part of this transformation, we intend to own less than 1,000 stores by the end of 2018 and, by 2019, reduce annual recurring capital expenditures to approximately $100 million, improve our efficiency by lowering G&A to 1.7% of system sales and increase free cash flow conversion to 100%.

From 2017 through 2019, we intend to return $6.5 to $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these shareholder returns through a combination of free cash flow generation, refranchising proceeds and maintenance of our five times EBITDA leverage. During the quarter ended March 31, 2018, we used cash to repurchase 6.2 million shares of our Common Stock for $498 million and pay cash dividends of $120 million.

Our primary sources of liquidity are cash on hand, cash generated by operations and our revolving facilities. As of March 31, 2018, we had Cash and cash equivalents of $982 million. Cash and cash equivalents decreased from $1,522 million at December 31, 2017 due to share repurchases and the repayment of $325 million in YUM Senior Unsecured Notes that matured in March 2018. We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows have historically been in excess of $1 billion each of the past three years. Going forward, we anticipate that any decrease in cash flows from the operation of fewer Company-owned stores due to refranchising will be offset with savings generated from decreased capital investment and G&A required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain approximately $1 billion of undrawn capacity under our existing revolving facility.

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

Debt Instruments

As of March 31, 2018, our Long-term debt is comprised primarily of borrowings under our Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes. See Note 11 for additional details. The following table summarizes the future maturities of our outstanding long-term debt, excluding capital leases, as of March 31, 2018.

	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2037	2043	Total
Securitization Notes	$17	$23	$791	$15	$15	$480	$10	$10	$910				$2,271
Credit Agreement	27	45	51	76	395	1,876							2,470
Subsidiary Senior Unsecured Notes							1,050		1,050	750			2,850
YUM Senior Unsecured Notes	—	250	350	350		325					325	275	1,875
Total	$44	$318	$1,192	$441	$410	$2,681	$1,060	$10	$1,960	$750	$325	$275	$9,466

As discussed in Note 11, subsequent to the end of the first quarter, we extended the maturity of the Term Loan B Facility by 2 years to April 3, 2025.

New Accounting Pronouncements Not Yet Adopted

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2018 to the disclosures made in Item 7A of the Company’s 2017 Form 10-K.

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

Changes in Internal Control

As of January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers ("Topic 606"). The Company has designed and implemented new internal controls related to the recognition, measurement and disclosure of the Company’s revenues under Topic 606. There have been no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) any risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2017 and (iv) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2017. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
YUM! Brands, Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended March 31, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This consolidated interim financial information is the responsibility of YUM’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to YUM in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

Louisville, Kentucky
May 9, 2018

PART II – Other Information and Signatures

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2018 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
1/1/18-1/31/18	—	N/A	—	$1,500

2/1/18-2/28/18	2,660	$78.97	2,660	$1,290

3/1/18-3/31/18	3,847	$82.54	3,847	$972
Total	6,507	$81.08	6,507	$972

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

10.1.3
Refinancing Amendment, dated as of April 3, 2018, to Credit Agreement dated as of June 16, 2016 among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K as filed on April 9, 2018.

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

YUM! BRANDS, INC.
(Registrant)

Date:	May 9, 2018	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)