Form 10-Q
period 2018-06-30
YUM BRANDS INC
filed 2018-08-07
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2018

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2018 was 317,355,684 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Company sales	$512	$909	$1,024	$1,811
Franchise and property revenues	584	539	1,168	1,054
Franchise contributions for advertising and other services	272	—	547	—
Total revenues	1,368	1,448	2,739	2,865
Costs and Expenses, Net
Company restaurant expenses	421	748	859	1,506
General and administrative expenses	208	247	427	484
Franchise and property expenses	40	54	87	100
Franchise advertising and other services expense	274	—	546	—
Refranchising (gain) loss	(29)	(19)	(185)	(130)
Other (income) expense	5	(1)	3	2
Total costs and expenses, net	919	1,029	1,737	1,962
Operating Profit	449	419	1,002	903
Investment (income) expense, net	(23)	(1)	(89)	(2)
Other pension (income) expense	3	4	6	32
Interest expense, net	112	105	219	215
Income before income taxes	357	311	866	658
Income tax provision	36	105	112	172
Net Income	$321	$206	$754	$486

Basic Earnings Per Common Share	$0.99	$0.59	$2.30	$1.37

Diluted Earnings Per Common Share	$0.97	$0.58	$2.25	$1.34

Dividends Declared Per Common Share	$0.36	$0.30	$0.72	$0.60

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Net Income	$321	$206	$754	$486
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(76)	7	(30)	57
Reclassification of adjustments and (gains) losses into Net Income	—	(5)	—	(5)
	(76)	2	(30)	52
Tax (expense) benefit	6	(3)	—	(4)
	(70)	(1)	(30)	48
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	(18)	—	(13)
Reclassification of (gains) losses into Net Income	5	6	11	36
	5	(12)	11	23
Tax (expense) benefit	(2)	4	(3)	(8)
	3	(8)	8	15
Changes in derivative instruments
Unrealized gains (losses) arising during the period	25	(37)	27	(40)
Reclassification of (gains) losses into Net Income	(26)	30	(15)	37
	(1)	(7)	12	(3)
Tax (expense) benefit	1	3	(3)	2
	—	(4)	9	(1)

Other comprehensive income (loss), net of tax	(67)	(13)	(13)	62
Comprehensive Income	$254	$193	$741	$548

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/30/2018	6/30/2017
Cash Flows – Operating Activities
Net Income	$754	$486
Depreciation and amortization	71	135
Refranchising (gain) loss	(185)	(130)
Investment (income) expense, net	(89)	(2)
Contributions to defined benefit pension plans	(5)	(12)
Deferred income taxes	(23)	10
Share-based compensation expense	27	43
Changes in accounts and notes receivable	(15)	30
Changes in prepaid expenses and other current assets	4	3
Changes in accounts payable and other current liabilities	(160)	(137)
Changes in income taxes payable	(15)	(83)
Other, net	17	96
Net Cash Provided by Operating Activities	381	439

Cash Flows – Investing Activities
Capital spending	(85)	(150)
Investment in Grubhub Inc. common stock	(200)	—
Proceeds from refranchising of restaurants	252	321
Other, net	(9)	2
Net Cash Provided by (Used in) Investing Activities	(42)	173

Cash Flows – Financing Activities
Proceeds from long-term debt	106	1,088
Repayments of long-term debt	(449)	(360)
Revolving credit facilities, three months or less, net	202	—
Short-term borrowings by original maturity
More than three months - proceeds	51	—
More than three months - payments	(43)	—
Three months or less, net	—	—
Repurchase shares of Common Stock	(1,168)	(856)
Dividends paid on Common Stock	(236)	(211)
Debt issuance costs	—	(32)
Other, net	(42)	(39)
Net Cash Used in Financing Activities	(1,579)	(410)
Effect of Exchange Rates on Cash and Cash Equivalents	(19)	23
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(1,259)	225
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	1,668	831
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$409	$1,056

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 6/30/2018	12/31/2017
ASSETS
Current Assets
Cash and cash equivalents	$313	$1,522
Accounts and notes receivable, net	527	400
Prepaid expenses and other current assets	363	384
Advertising cooperative assets, restricted	—	201
Total Current Assets	1,203	2,507

Property, plant and equipment, net	1,533	1,697
Goodwill	502	512
Intangible assets, net	90	110
Other assets	787	346
Deferred income taxes	211	139
Total Assets	$4,326	$5,311

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$822	$813
Income taxes payable	48	123
Short-term borrowings	54	375
Advertising cooperative liabilities	—	201
Total Current Liabilities	924	1,512

Long-term debt	9,612	9,429
Other liabilities and deferred credits	1,037	704
Total Liabilities	11,573	11,645

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 319 and 332 shares issued in 2018 and 2017, respectively	—	—
Accumulated deficit	(6,965)	(6,063)
Accumulated other comprehensive loss	(282)	(271)
Total Shareholders’ Deficit	(7,247)	(6,334)
Total Liabilities and Shareholders’ Deficit	$4,326	$5,311

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

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has over 45,000 units in more than 140 countries and territories, of which 60% are located outside the U.S.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Financial Statements are made using the first person notations of “we,” “us” or “our.”

As of June 30, 2018, YUM consisted of three operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

YUM's fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. Our U.S. subsidiaries and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consists of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. Our remaining international subsidiaries operate on a monthly calendar similar to that on which YUM operates.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2017 Form 10-K, our financial position as of June 30, 2018, our cash flows for the years to date ended June 30, 2018 and 2017 and the results of our operations and comprehensive income for the quarters and years to date ended June 30, 2018 and 2017. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

In January 2016, the Financial Accounting Standards Board ("FASB") issued a standard that updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted this standard beginning with the quarter ended March 31, 2018. While the adoption of this standard did not have a material impact on our Financial Statements the standard requires our investment in Grubhub Inc. ("Grubhub") common stock, which was consummated in April 2018 (see Note 5), to be remeasured to fair value in each future reporting period with corresponding changes recorded in our Condensed Consolidated Statement of Income.

In October 2016, the FASB issued a standard that requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. As required, we adopted this standard in the quarter ended March 31, 2018 and have recorded a cumulative adjustment to beginning retained earnings. As a result, we recognized a reduction in Other assets of $30 million to write-off the unamortized tax consequences of certain historical intra-entity transfers of assets with an offsetting increase to our Accumulated deficit.

In August 2017, the FASB issued a standard that refines and expands existing hedge accounting guidance. We adopted this standard beginning with the quarter ended March 31, 2018. The adoption of this standard did not have a material impact on the Financial Statements.

In February 2018, the FASB issued a standard that allows a reclassification to retained earnings for stranded tax effects within accumulated other comprehensive (income) loss ("AOCI") subsequent to the accounting in the fourth quarter of 2017 necessary as a result of the enactment of the Tax Cuts and Jobs Act of 2017. We adopted this standard during the quarter ended March 31, 2018 and reclassified stranded tax effects of $19 million from AOCI with a corresponding decrease to Accumulated deficit at the beginning of our first quarter 2018. These stranded tax effects primarily related to the remeasurement of deferred tax assets associated with pension losses within AOCI. The Company's policy is to follow the specific identification approach for releasing stranded tax effects from AOCI.

From 2014 through 2017 the FASB issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries ("Topic 606"). We adopted these standards beginning with the quarter ended March 31, 2018, using the modified retrospective method. See Notes 2 and 5.

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended June 30, 2018. These reclassifications had no effect on previously reported Net Income.

Note 2 - Revenue Recognition Accounting Policy

We adopted Topic 606 at the beginning of the quarter ended March 31, 2018. Below is a discussion of how our revenues are earned, our accounting policies pertaining to revenue recognition prior to the adoption of Topic 606 ("Legacy GAAP"), our accounting policies pertaining to revenue recognition subsequent to the adoption of Topic 606 and other required disclosures. Refer to Note 5 for information regarding the cumulative effect adjustment recorded to Accumulated deficit as of the beginning of the quarter ended March 31, 2018 to reflect the adoption of Topic 606. Also included in Note 5 is disclosure of the amount by which each balance sheet and income statement line item was impacted in the current reporting periods as compared to Legacy GAAP.

Company Sales

Revenues from the sale of food items by Company-owned restaurants are recognized as Company sales when a customer purchases the food, which is when our obligation to perform is satisfied. The timing and amount of revenue recognized related to Company sales was not impacted by the adoption of Topic 606.

Franchise and Property Revenues

Franchise Revenues

Our most significant source of revenues arises from the operation of our Concept stores by our franchisees. Franchise rights may be granted through a store-level franchise agreement or through a master franchise agreement. Our franchise agreements require that the franchisee remit continuing fees to us as a percentage of the applicable restaurant’s sales in exchange for the license of the intellectual property associated with our Concepts' brands (the “franchise right”). Our franchise agreements also typically require certain, less significant, upfront franchise fees such as fees paid upon opening of a store, fees paid to renew the term of the franchise right and fees paid in the event the franchise agreement is transferred to another franchisee.

Continuing fees represent the substantial majority of the consideration we receive under our franchise agreements. Continuing fees are typically billed and paid monthly and are usually 4%-6% for store-level franchise agreements. Master franchise agreements transfer exclusive master franchise rights and administrative obligations, including control of advertising contributions, to master franchisees in certain regions who in turn grant sub-franchising rights to sub-franchisees. As a result of transferring administrative obligations to a master franchisee the percentage of a master franchisee’s restaurants’ sales that we receive as a continuing fee (typically 3%) is less than the percentage we receive for restaurants operating under a store-level franchise agreement. Upfront franchise fees are typically billed and paid when a new franchise or sub-franchise agreement becomes effective or when an existing agreement is transferred to another franchisee or sub-franchisee.

Under Legacy GAAP, continuing fees were recognized as the related sales occurred. The timing and amount of revenue recognized related to continuing fees was not impacted by the adoption of Topic 606 based on the application of the sales-based royalty exception within Topic 606. Under Legacy GAAP, revenue related to initial fees was recognized upon store opening and renewal and transfer fees were recognized when the related agreement became effective. Upon the adoption of Topic 606, we have determined that the services we provide in exchange for these upfront franchise fees are highly interrelated with the franchise right and are not individually distinct from the ongoing services we provide to our franchisees. As a result, upon the adoption of Topic 606, upfront franchise fees are recognized as revenue over the term of each respective franchise or sub-franchise agreement. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s or sub-franchisee's right to use and benefit from the intellectual property. Revenues from continuing fees and upfront franchise fees is presented within Franchise and property revenues in our Condensed Consolidated Statements of Income.

Additionally, from time-to-time we provide non-refundable consideration to franchisees in the form of cash or other incentives (e.g. cash payments to incent new unit openings and free or subsidized equipment). The Company’s intent in providing such consideration is to drive new unit development or same-store sales growth that will result in higher future revenues for the Company. Under Legacy GAAP, these payments were recognized when we were obligated to make the payment and were presented as either a reduction to Franchise and property revenues, if cash was provided directly to the franchisee, or as Franchise and property expenses, if cash was not provided directly to the franchisee. Due to the adoption of Topic 606, such payments are capitalized and presented within Prepaid expense and other current assets and Other assets. These capitalized balances are being amortized as a reduction in Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates.

Property Revenues

From time to time, we enter into rental agreements with franchisees for the lease or sublease of restaurant locations. These rental agreements typically originate from refranchising transactions and revenues related to the agreements are recognized as they are earned. Amounts owed under the rental agreements are typically billed and paid on a monthly basis. Revenues from rental agreements with franchisees are presented within Franchise and property revenues within our Condensed Consolidated Statements of Income. Related expenses are presented as Franchise and property expenses within our Condensed Consolidated Statements of Income and include depreciation or, in the case of a sublease, rental expense. The timing and amount of revenue and expenses recognized related to the rental of restaurants we lease or sublease was not impacted by the adoption of Topic 606.

Franchise Contributions for Advertising and Other Services

Advertising Cooperatives

We participate in various advertising cooperatives with our franchisees, typically within a country where we have both Company-owned restaurants and franchise restaurants. These advertising cooperatives are established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both Company-owned and franchise restaurants and are generally based on a percentage of restaurant sales. Revenues for these services are typically billed and paid on a monthly basis. We are required to spend all funds collected by advertising cooperatives we consolidate on advertising and promotional programs. Under Legacy GAAP, receipts and expenditures related to advertising cooperatives we were required to consolidate were presented on a net basis in our Condensed Consolidated Statements of Income. In accordance with the provisions of Topic 606, we have determined we act as a principal in the transactions entered into by the advertising cooperatives we are required to consolidate based on our responsibility to define the nature of the goods or services provided and/or our responsibility to define which franchisees receive the benefit of the goods or services. Additionally, we have determined the advertising services provided to franchisees are highly interrelated with the franchise right and therefore not distinct. Franchisees remit to us a percentage of restaurant sales as consideration for providing the advertising services. As a result, revenues for advertising services are recognized when the related sales occur based on the application of the sales-based royalty exception within Topic 606. These revenues are presented as Franchise contributions for advertising and other services. Expenses incurred to provide these services are presented as Franchise advertising and other services expense.

Other Services

On a much more limited basis, we provide goods or services to certain franchisees that are individually distinct from the franchise right. Such arrangements typically relate to supply chain, quality assurance and information technology services that are provided by a third party at our direction and that do not require integration with other goods or services we provide. The extent to which we provide such goods or services varies by brand, geographic region and, in some instances, franchisee. Similar to advertising services, receipts and expenditures related to these other services were presented on a net basis under Legacy GAAP. Upon adoption of Topic 606, revenues from the goods or services described above are presented as Franchise contributions for advertising and other services within our Condensed Consolidated Statements of Income. Expenses related to the provisioning of these goods and services are recorded in Franchise advertising and other services expense. These revenues are recognized as the goods or services are transferred to the franchisee and related expenses are recognized as incurred.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue transaction and collected from a customer are excluded from revenue under both Legacy GAAP and Topic 606.

Disaggregation of Total Revenues

The following table disaggregates revenue by Concept and our most significant markets based on Operating Profit. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 6/30/2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$16	$11	$252	$279
Franchise and property revenues	45	64	129	238
Franchise contributions for advertising and other services	2	60	97	159

China
Franchise and property revenues	49	15	—	64

Other
Company sales	225	7	1	233
Franchise and property revenues	216	61	5	282
Franchise contributions for advertising and other services	98	15	—	113
	$651	$233	$484	$1,368

	Year to date ended 6/30/2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$33	$25	$494	$552
Franchise and property revenues	89	134	251	474
Franchise contributions for advertising and other services	4	125	188	317

China
Franchise and property revenues	103	31	—	134

Other
Company sales	453	17	2	472
Franchise and property revenues	425	124	11	560
Franchise contributions for advertising and other services	202	28	—	230
	$1,309	$484	946	$2,739

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2018 is presented below.

Deferred Franchise Fees
Balance at January 1, 2018	$392
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(31)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	40
Other(a)	(7)
Balance at June 30, 2018	$394

(a)
Includes impact of foreign currency translation as well as the recognition of deferred franchise fees upon the modification of existing franchise agreements when entering into master franchise agreements.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$58
1 - 2 years	53
2 - 3 years	49
3 - 4 years	45
4 - 5 years	40
Thereafter	149
Total	$394

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2018	2017	2018	2017
Net Income	$321	$206	$754	$486

Weighted-average common shares outstanding (for basic calculation)	324	350	328	354
Effect of dilutive share-based employee compensation	7	8	8	7
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	331	358	336	361

Basic EPS	$0.99	$0.59	$2.30	$1.37

Diluted EPS	$0.97	$0.58	$2.25	$1.34
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.3	2.7	1.8	2.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 30, 2018 and 2017 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
	2018		2017		2018		2017		2018
November 2016 Authorization	—		12,462		$—		$826		$—
November 2017 Authorization	14,147		—		1,171		—		329
Total	14,147	(a)	12,462	(b)	$1,171	(a)	$826	(b)	$329

(a)	Includes the effect of $3 million in share repurchases (0.03 million shares) with trade dates prior to June 30, 2018, but cash settlement dates subsequent to June 30, 2018.

(b)
Includes the effect of $15 million in share repurchases (0.2 million shares) with trade dates on, or prior to, June 30, 2017, but cash settlement dates subsequent to June 30, 2017 and excludes the effect of $45 million in share purchases (0.7 million shares) with trades dates prior to December 31, 2016, but cash settlement dates subsequent to December 31, 2016.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature		Pension and Post-Retirement Benefits		Derivative Instruments		Total
Balance at December 31, 2017, net of tax	$(174)		$(106)		$9		$(271)

Adoption of accounting standards	21	(a)	(17)	(b)	(2)	(b)	2

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(30)		—		22		(8)

(Gains) losses reclassified from AOCI, net of tax	—		8		(13)		(5)

	(30)		8		9		(13)

Balance at June 30, 2018, net of tax	$(183)		$(115)		$16		$(282)

(a)	Represents the impact of foreign currency translation from the adoption of Topic 606. See Notes 2 and 5.

(b)	During the quarter ended March 31, 2018, we adopted a standard that allows for the reclassification from AOCI to Accumulated deficit for stranded tax effects resulting from the Tax Act. See Note 1.

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

During the quarter and year to date ended June 30, 2018, we refranchised 51 restaurants and 195 restaurants, respectively, and received $47 million and $252 million, respectively, in pre-tax proceeds. During the quarter and year to date ended June 30, 2017, we refranchised 244 restaurants and 365 restaurants, respectively, and received $136 million and $321 million, respectively, in pre-tax proceeds.

A summary of Refranchising (gain) loss is as follows:

	Quarter ended		Year to date
	2018	2017	2018	2017
KFC Division	$(42)	$41	$(99)	$42
Pizza Hut Division	13	11	11	13
Taco Bell Division	—	(71)	(97)	(185)
Worldwide	$(29)	$(19)	$(185)	$(130)

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we are investing approximately $130 million from 2015 through 2019 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. Under Legacy GAAP these amounts were expensed as incurred including $5 million and $8 million during the quarter and year to date ended June 30, 2017, respectively. We recorded total pre-tax charges of $115 million, primarily as Franchise and property expenses, during the three year period ended December 31, 2017. Due to their size and unique and long-term brand building nature, as well as their non-recurring impact on KFC Division's results when expensed upfront, our CODM did not consider the impact of these investments when assessing segment performance from 2015 through 2017. As such, prior to 2018 the investments were not allocated to the KFC Division segment operating results for performance reporting purposes.

Upon adoption of Topic 606 in 2018, approximately $100 million of these incentives paid to franchisees from 2015 through 2017 were capitalized, net of amortization of $19 million. These capitalized amounts are being amortized as a reduction to Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates. Amortization related to both franchise incentive payments that were capitalized upon the adoption of Topic 606 and franchise incentive payments that will be capitalized going forward will be allocated to KFC segment operating results as the expense is recurring and is not expected to significantly impact the comparability of results in any given period. During the quarter and year to date ended June 30, 2018, we recorded a reduction to KFC Division Franchise and property revenues related to the amortization of these franchise incentive payments of $3 million and $5 million, respectively.

In addition to the investments above, we agreed to fund $60 million of incremental system advertising from 2015 through 2018. During the quarters ended June 30, 2018 and 2017, we incurred $3 million and $5 million, respectively, in incremental system advertising expense. During the years to date ended June 30, 2018 and 2017, we incurred $5 million and $9 million, respectively, in incremental system advertising expense. We funded approximately $50 million of such advertising during the three year period ended December 31, 2017, which included $20 million during 2017. We currently expect to fund approximately $10 million in 2018. All of these advertising amounts were recorded primarily in Franchise and property expenses and have been and will continue to be included in the KFC Division segment operating results.

YUM's Strategic Transformation Initiatives

In October 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the then anticipated separation of our China business on October 31, 2016. Major features of the Company’s strategic transformation plans involve being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. During the quarters ended June 30, 2018 and 2017, we recognized pre-tax charges of less than $1 million and $4 million, respectively, primarily within G&A, related to these initiatives. During the years to date ended June 30, 2018 and 2017, we recognized pre-tax charges of $1 million and $11 million, respectively, primarily within G&A. These costs primarily related to severance and relocation costs. Due to the scope of the initiatives as well as their significance, our CODM does not consider the impact of these initiatives when assessing segment performance. As such, costs associated with the initiatives are not being allocated to any segment for performance reporting purposes.

Pizza Hut U.S. Transformation Agreement

In May 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology and that includes a permanent commitment to incremental advertising as well as digital and technology contributions by franchisees (the “Transformation Agreement”). In connection with the Transformation Agreement we anticipate investing approximately $90 million to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and ecommerce capabilities. We currently expect the majority of this investment, which will be a mix of both capital and operating investments, to be split between 2017 and 2018.

We invested $39 million related to the Transformation Agreement in 2017, which included $8 million of investments that we capitalized and $31 million that was expensed primarily as Franchise and property expenses or G&A. The $31 million expense amount included $5 million of franchisee incentive payments that under Legacy GAAP were expensed as incurred. Due to the adoption of Topic 606 in 2018, franchise incentive payments related to the Transformation Agreement are now being capitalized, including the $5 million from 2017 that was capitalized as part of the Topic 606 transition adjustment recorded as of January 1, 2018. These capitalized amounts are being amortized as a reduction to Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates.

We invested $4 million and $11 million in the quarter and year to date ended June 30, 2018, respectively, related to the Transformation Agreement, primarily consisting of investments that were capitalized.

Due to their unique and long-term brand-building nature as well as their non-recurring impact on Pizza Hut’s Division results, the financial impact of operating investments that are part of the Transformation Agreement are not considered by our CODM when assessing segment performance. As a result, these operating investments are not being allocated to the Pizza Hut Division operating segment results for performance reporting purposes. Depreciation on capital investments is being allocated to Pizza Hut segment results as the expense is recurring and is not expected to significantly impact the comparability of results in any given period. For the same reasons, the amortization related to franchise incentive payments that were capitalized upon the adoption of Topic 606 and amortization related to franchise incentive payments that will be capitalized going forward will be allocated to Pizza Hut segment operating results.

In addition to the investments above, we agreed to fund $37.5 million of incremental system advertising dollars from the second half of 2017 through 2018. During the quarter and year to date ended June 30, 2018, we incurred $2 million and $5 million, respectively, in related incremental system advertising expense. We funded approximately $25 million of such advertising during 2017, which was expensed in the third and fourth quarters of 2017. We currently expect to fund approximately $12.5 million in 2018. These advertising amounts have been and will continue to be recorded primarily in Franchise and property expenses and are included in Pizza Hut's segment operating results.

Modifications of Share-based Compensation Awards

In connection with the separation of our business in China, we modified certain share-based compensation awards held as part of our Executive Income Deferral ("EID") Plan in phantom shares of YUM Common Stock to provide one phantom Yum China share-based award for each outstanding phantom YUM share-based award. These Yum China awards may now be settled in cash, as opposed to stock, which requires recognition of the fair value of these awards within G&A in our Condensed Consolidated Income Statement. During the quarter and year to date ended June 30, 2018 we recorded pre-tax credits related to these awards of $2 million and $1 million, respectively, due to depreciation in the market price of Yum China's stock. During the quarter and year to date ended June 30, 2017, we recorded pre-tax charges related to these awards of $16 million and $18 million, respectively. Given these adjustments were a direct result of the separation, our CODM does not consider their impact when assessing segment performance. As such, these amounts are not being allocated to any of our segment operating results.

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

The following tables reflect the impact of the adoption of Topic 606 on our Condensed Consolidated Statement of Income for the quarter and year to date ended June 30, 2018 and our Condensed Consolidated Balance Sheet as of June 30, 2018.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Quarter ended 6/30/2018
Revenues	As Reported	Impact		Balances under Legacy GAAP
Company sales	$512	$—		$512
Franchise and property revenues	584	7		591
Franchise contributions for advertising and other services	272	(272)		—
Total revenues	1,368	(265)		1,103
Costs and Expenses, Net
Company restaurant expenses	421	—		421
General and administrative expenses	208	—		208
Franchise and property expenses	40	5		45
Franchise advertising and other services expense	274	(274)		—
Refranchising (gain) loss	(29)	4		(25)
Other (income) expense	5	—		5
Total costs and expenses, net	919	(265)		654
Operating Profit	449	—	(a)	449
Investment (income) expense, net	(23)	—		(23)
Other pension (income) expense	3	—		3
Interest expense, net	112	—		112
Income before income taxes	357	—		357
Income tax provision	36	—		36
Net Income	$321	$—		$321

Basic Earnings Per Common Share	$0.99	$—		$0.99

Diluted Earnings Per Common Share	$0.97	$—		$0.97

	Year to date ended 6/30/2018
Revenues	As Reported	Impact		Balances under Legacy GAAP
Company sales	$1,024	$—		$1,024
Franchise and property revenues	1,168	12		1,180
Franchise contributions for advertising and other services	547	(547)		—
Total revenues	2,739	(535)		2,204
Costs and Expenses, Net
Company restaurant expenses	859	—		859
General and administrative expenses	427	—		427
Franchise and property expenses	87	11		98
Franchise advertising and other services expense	546	(546)		—
Refranchising (gain) loss	(185)	4		(181)
Other (income) expense	3	—		3
Total costs and expenses, net	1,737	(531)		1,206
Operating Profit	1,002	(4)	(a)	998
Investment (income) expense, net	(89)	—		(89)
Other pension (income) expense	6	—		6
Interest expense, net	219	—		219
Income before income taxes	866	(4)		862
Income tax provision	112	(1)		111
Net Income	$754	$(3)		$751

Basic Earnings Per Common Share	$2.30	$(0.01)		$2.29

Diluted Earnings Per Common Share	$2.25	$(0.01)		$2.24

(a)
Includes $5 million and $9 million of franchise incentive payments related to the KFC U.S. Acceleration Agreement or the Pizza Hut U.S. Transformation Agreement that would have been expensed immediately and that we would not have allocated to the KFC Division or the Pizza Hut Division under Legacy GAAP for the quarter and year to date ended June 30, 2018, respectively. Upon the adoption of Topic 606, these payments have been capitalized as assets.

Upon the adoption of Topic 606, the timing and amount of revenue recognized for upfront franchise fees and franchise incentives changed from upfront recognition under Legacy GAAP to recognition over the term of the franchise agreement to which the fees and incentives relate. Also, under Legacy GAAP, amounts reported as Franchise contributions for advertising and other services and Franchise advertising and other services expense were presented on a net basis. Upon the adoption of Topic 606, these amounts require gross presentation in our Condensed Consolidated Statements of Income. Lastly, Legacy GAAP required that certain value-added taxes withheld and remitted on our behalf by our franchisees be reported as revenue and corresponding expense in our Condensed Consolidated Statements of Income. Upon adoption of Topic 606, these taxes are reported on a net basis as a reduction in Franchise and property revenues.

CONDENSED CONSOLIDATED BALANCE SHEET
	As Reported 6/30/2018	Impact	Balances under Legacy GAAP 6/30/2018
ASSETS
Current Assets
Cash and cash equivalents	$313	$(27)	$286
Accounts and notes receivable, net	527	(103)	424
Prepaid expenses and other current assets	363	(46)	317
Advertising cooperative assets, restricted	—	176	176
Total Current Assets	1,203	—	1,203

Property, plant and equipment, net	1,533	(16)	1,517
Goodwill	502	—	502
Intangible assets, net	90	—	90
Other assets	787	(118)	669
Deferred income taxes	211	(25)	186
Total Assets	$4,326	$(159)	$4,167

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$822	$(215)	$607
Income taxes payable	48	—	48
Short-term borrowings	54	—	54
Advertising cooperative liabilities	—	176	176
Total Current Liabilities	924	(39)	885

Long-term debt	9,612	—	9,612
Other liabilities and deferred credits	1,037	(336)	701
Total Liabilities	11,573	(375)	11,198

Shareholders’ Deficit
Accumulated deficit	(6,965)	238	(6,727)
Accumulated other comprehensive loss	(282)	(22)	(304)
Total Shareholders’ Deficit	(7,247)	216	(7,031)
Total Liabilities and Shareholders’ Deficit	$4,326	$(159)	$4,167

The significant impacts resulting from the adoption of Topic 606 on our Condensed Consolidated Balance Sheet as of June 30, 2018, are consistent with those recorded as of January 1, 2018 as described previously.

Under Legacy GAAP, Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents pertaining to advertising cooperatives that we were required to consolidate were classified within Advertising cooperative assets, restricted. Upon adoption of Topic 606, these amounts are reflected on our Condensed Consolidated Balance Sheet and changes in these balances are reported within our Condensed Consolidated Statement of Cash Flows. The adoption of Topic 606 resulted in a decrease in Net Cash Provided by Operating Activities of $25 million during the year to date ended June 30, 2018 due to the timing of spending in these cooperatives.

Investment in Grubhub

On February 7, 2018, certain of our subsidiaries entered into a master services agreement with a subsidiary of Grubhub, the leading online and mobile takeout food-ordering company in the U.S., which is intended to provide dedicated support for the KFC and Taco Bell branded online delivery channels in the U.S. through Grubhub’s online ordering platform, logistics and last-mile support for delivery orders, as well as point-of-sale integration to streamline operations. Concurrently with the master services agreement, one of our subsidiaries entered into an investment agreement with Grubhub to invest $200 million in exchange for approximately 2.8 million shares of Grubhub common stock. In April 2018, all necessary regulatory approvals were obtained and the purchase of Grubhub shares was consummated. Shares acquired as part of this purchase are restricted from being transferred until the earlier of the two-year anniversary of closing the investment agreement or 30 days following the termination of our master services agreement with Grubhub. In the quarter and year to date ended June 30, 2018 we recognized income of $25 million and $91 million, respectively, which includes the appreciation in the market price of Grubhub common stock since entering into the agreement less valuation adjustments related to the transfer restrictions. The $25 million recognized in the quarter ended June 30, 2018 also includes the reversal of the valuation adjustment that was established in the first quarter of 2018 regarding the then likelihood of obtaining the necessary regulatory approvals to close the investment agreement. Changes in the fair value of our investment in Grubhub common stock are presented as Investment (income) expense, net within our Condensed Consolidated Statements of Income.

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

Note 6 - Other (Income) Expense

Other (income) expense primarily includes net foreign exchange (gains) losses and store closure and impairment expenses.

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

	6/30/2018	12/31/2017
Accounts and notes receivable, gross	$557	$419
Allowance for doubtful accounts	(30)	(19)
Accounts and notes receivable, net	$527	$400

Property, Plant and Equipment, net

	6/30/2018	12/31/2017
Property, plant and equipment, gross	$2,951	$3,177
Accumulated depreciation and amortization	(1,418)	(1,480)
Property, plant and equipment, net	$1,533	$1,697

Assets held-for-sale at June 30, 2018 and December 31, 2017 total $67 million and $37 million, respectively, and are included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and cash equivalents for Condensed Consolidated Statements of Cash Flows

	6/30/2018	12/31/2017
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$313	$1,522
Restricted cash included in Prepaid expenses and other current assets(a)	80	60
Restricted cash included in Other assets(b)	16	17
Cash, Cash Equivalents and Restricted Cash as presented in Condensed Consolidated Statements of Cash Flows(c)	$409	$1,599

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

(c)
Upon adoption of Topic 606 we reclassified $11 million and $58 million, respectively, from Advertising cooperative assets, restricted to Cash and cash equivalents and Prepaid expenses and other current assets. These amounts are included in the Beginning of Period balance of Cash, Cash Equivalents, Restricted Cash and Restricted Cash equivalents in our Condensed Consolidated Statement of Cash Flows for the year to date ended June 30, 2018.

Note 8 - Income Taxes

	Quarter ended		Year to date
	2018	2017	2018	2017
Income tax provision	$36	$105	$112	$172
Effective tax rate	9.9%	33.8%	12.9%	26.2%

Our second quarter effective tax rate was lower than prior year primarily due to the favorable impact of the $32 million benefit described below, the favorable impact of the reduction in the U.S. federal statutory tax rate and lapping the prior year cost of repatriating foreign earnings.  This benefit was partially offset by a $19 million charge recorded in the quarter ended June 30, 2018 for the correction of an error associated with the tax recorded on a prior year divestiture.

Our year to date effective tax rate is lower than prior year primarily due to the favorable impact of the reduction in the U.S. federal statutory tax rate, lapping the prior year cost of repatriating foreign earnings and the favorable impact of the $16 million benefit described below.  This benefit was partially offset by the unfavorable impacts associated with lapping higher excess tax benefits on share-based compensation in the prior year and the current year $19 million charge discussed above.

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

In the fourth quarter of 2017, we recorded a provisional discrete net tax expense associated with the Tax Act of $434 million. In the quarter and year to date ended June 30, 2018, we recorded a provisional benefit of $32 million and $16 million, respectively, as an adjustment to the amounts recorded at December 31, 2017.

As of June 30, 2018, the amounts recorded for the Tax Act remain provisional for the mandatory one-time deemed repatriation tax on accumulated foreign earnings, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions. We expect to complete our analysis of the amounts recorded upon enactment of the Tax Act within SAB 118's measurement period of one year.

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

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2018	2017	2018	2017
KFC Division	$651	$770	$1,309	$1,502
Pizza Hut Division	233	222	484	456
Taco Bell Division	484	456	946	907
	$1,368	$1,448	$2,739	$2,865

	Quarter ended		Year to date
Operating Profit	2018	2017	2018	2017
KFC Division	$235	$243	$456	$450
Pizza Hut Division	81	85	169	168
Taco Bell Division	149	152	281	293
Corporate and unallocated G&A expenses(b)	(40)	(69)	(84)	(122)
Unallocated restaurant costs	1	—	1	—
Unallocated Franchise and property expenses(a)	(1)	(13)	(2)	(16)
Unallocated Refranchising gain (loss) (See Note 5)	29	19	185	130
Unallocated Other income (expense)	(5)	2	(4)	—
Operating Profit	$449	$419	$1,002	$903
Investment income (expense), net (See Note 5)	23	1	89	2
Other pension income (expense) (See Note 10)	(3)	(4)	(6)	(32)
Interest expense, net	(112)	(105)	(219)	(215)
Income before income taxes	$357	$311	$866	$658

(a)	Represents costs associated with the KFC U.S. Acceleration Agreement and Pizza Hut U.S. Transformation Agreement. See Note 5.

(b)	Includes non-cash adjustments associated with share-based compensation and charges associated with YUM's Strategic Transformation Initiatives. See Note 5.

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended		Year to date
	2018	2017	2018	2017
Service cost	$2	$3	$4	$6
Interest cost	9	10	18	20
Expected return on plan assets	(11)	(11)	(21)	(23)
Amortization of net loss	3	1	7	3
Amortization of prior service cost	2	1	3	2
Net periodic benefit cost	$5	$4	$11	$8

Pension data adjustment(a)	$—	$—	$—	$22

(a)
Reflects a non-cash, out-of-year charge related to the adjustment of certain historical deferred vested liability balances in the Plan during the first quarter of 2017 recorded in Other pension (income) expense. See Note 5.

For the quarter and year to date ended June 30, 2017, we recognized additional loss due to pension settlements of $3 million and $8 million, respectively. Losses are a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. These losses were recorded in Other pension (income) expense.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/30/2018	12/31/2017
Current maturities of long-term debt	$51	$386
Other	8	—
	$59	$386
Less current portion of debt issuance costs and discounts	(5)	(11)
Short-term borrowings	$54	$375

Long-term Debt
Securitization Notes	$2,265	$2,271
Subsidiary Senior Unsecured Notes	2,850	2,850
Revolving Facility	202	—
Term Loan A Facility	500	500
Term Loan B Facility	1,965	1,975
YUM Senior Unsecured Notes(a)	1,875	2,200
Capital lease obligations	95	105
	$9,752	$9,901
Less debt issuance costs and discounts	(89)	(86)
Less current maturities of long-term debt	(51)	(386)
Long-term debt	$9,612	$9,429

(a)    During the first quarter of 2018, we repaid $325 million in YUM Senior Unsecured Notes that matured in March 2018.

Credit Agreement Repricing

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

Details of our short-term borrowings and long-term debt as of December 31, 2017 can be found within our 2017 Form 10-K. Cash paid for interest during the years to date ended June 30, 2018 and 2017 was $236 million and $207 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest and foreign currency exchange rates.

Interest Rate Swaps

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. On July 25, 2016, we agreed with multiple counterparties to swap the variable LIBOR-based component of the interest payments related to $1.55 billion of borrowings under our Term Loan B Facility for a fixed rate. These interest rate swaps will expire in July 2021. Further, on May 14, 2018 we entered into forward-starting interest rate swaps to fix the interest rate on $1.5 billion of borrowings under our Term Loan B Facility from the date the July 2016 swaps expire through March 2025. The interest rate swaps executed in May 2018 will result in a fixed rate of 4.81% on the swapped portion of the Term Loan B Facility from July 2021 through March 2025. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of June 30, 2018.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through June 30, 2018, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through June 30, 2018, all foreign currency forward and swap contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of both June 30, 2018 and December 31, 2017, foreign currency forward and swap contracts outstanding related to intercompany receivables and payables had total notional amounts of $456 million. As of June 30, 2018 these foreign currency forward and swap contracts have durations expiring as late as 2020.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2018, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2018	2017	2018	2017	2018	2017	2018	2017

Interest rate swaps	$(2)	$(7)	$(2)	$—	$16	$(8)	$(3)	$2

Foreign currency contracts	27	(30)	(24)	30	11	(32)	(12)	35

Income tax benefit/(expense)	(1)	3	2	—	(5)	3	2	(1)

As of June 30, 2018, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $20 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of June 30, 2018, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	6/30/2018		12/31/2017
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,265	$2,348	$2,271	$2,367
Subsidiary Senior Unsecured Notes(b)	2,850	2,793	2,850	2,983
Term Loan A Facility(b)	500	500	500	503
Term Loan B Facility(b)	1,965	1,973	1,975	1,990
YUM Senior Unsecured Notes(b)	1,875	1,845	2,200	2,277

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

Recurring Fair Value Measurements

The Company has interest rate swaps, foreign currency contracts, an investment in Grubhub common stock and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 12 for discussion regarding derivative instruments). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.  No transfers among the levels within the fair value hierarchy occurred during the quarter and year to date ended June 30, 2018.

		Fair Value
	Level	6/30/2018	12/31/2017	Condensed Consolidated Balance Sheet
Interest Rate Swaps - Asset	2	18	9	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	2	52	40	Other assets
Interest Rate Swaps - Liability	2	8	—	Other liabilities and deferred credits
Foreign Currency Contracts - Liability	2	33	46	Other liabilities and deferred credits
Foreign Currency Contracts - Asset	2	2	5	Prepaid expenses and other current assets
Investment in Grubhub Common Stock	1	291	—	Other assets
Other Investments	1	29	29	Other assets

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of the investment in Grubhub common stock was determined primarily based on closing market prices for the shares. The other investments include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities. The other investments' fair value is determined based on the closing market prices of the respective mutual funds as of June 30, 2018 and December 31, 2017.

Note 14 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 30, 2018, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $600 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 30, 2018, was approximately $500 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of June 30, 2018 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at June 30, 2018, our guarantee exposure under this program is approximately $2 million based on total loans outstanding of $11 million.

In addition to the guarantees described above, YUM has agreed to provide guarantees of up to approximately $27 million on behalf of franchisees for several programs related to equipment purchases and refranchising.  At June 30, 2018, our guarantee exposure under these financing programs is approximately $11 million.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

In August 2011, Ameranth, Inc. (“Ameranth”) filed a patent infringement action against a number of defendants, including Pizza Hut, LLC, in the U.S. District Court for the Southern District of California (the “Court”) (“2011 Action”), asserting infringement of a family of three patents. In March 2012, Ameranth initiated additional actions for infringement of a related patent, U.S. Patent No. 8,146,077 (“’077 patent”), in the same forum, including an action against Pizza Hut, LLC and its service provider, QuikOrder, Inc. (“’077 Action”). The Court later consolidated for certain purposes the cases against Pizza Hut, LLC and QuikOrder, Inc. and the approximately 40 other defendants filed by Ameranth in the same district, along with the original 2011 Action. In their answer,

Pizza Hut, LLC and QuikOrder, Inc. denied infringement and asserted various defenses, including non-infringement, invalidity, unenforceability and inequitable conduct. The consolidated district court case was stayed until 2017 while various of the defendants brought Covered Business Method patent review actions before the Patent Trial and Appeal Board (“PTAB”). Three of the four patents were invalidated by the PTAB. The PTAB declined to review the ‘077 Patent. In January 2017, the Court granted Ameranth’s motion to lift the stay and set a jury trial date of September 4, 2018 for the claims against Pizza Hut, LLC and QuikOrder, Inc.

Pizza Hut denies liability and intends to defend the suit vigorously. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

We are currently engaged in various other legal proceedings and have certain unresolved claims pending, the ultimate liability for which, if any, cannot be determined at this time. However, based upon consultation with legal counsel, we are of the opinion that such other proceedings and claims are not expected to have a material adverse effect, individually or in the aggregate, on our Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

Yum! Brands, Inc. (“YUM” or the “Company”) operates or franchises a worldwide system of over 45,000 restaurants in more than 140 countries and territories, primarily through the concepts of KFC, Pizza Hut and Taco Bell. These three concepts are the global leaders in the chicken, pizza and Mexican-style food categories, respectively. Of the over 45,000 restaurants, 3% are operated by the Company and its subsidiaries and 97% are operated by franchisees.

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

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"), the Company provides the following non-GAAP measurements:

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

For the quarter ended June 30, 2018, GAAP diluted EPS increased 68% to $0.97 per share, and diluted EPS, excluding Special Items, increased 20% to $0.82 per share.

For the year to date ended June 30, 2018, GAAP diluted EPS increased 67% to $2.25 per share, and diluted EPS, excluding Special Items, increased 29% to $1.71 per share.

Quarterly Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+2	+5	(3)	(6)
Pizza Hut Division	Even	(1)	+2	(5)	(6)
Taco Bell Division	+5	+2	+3	(2)	(2)
Worldwide	+4	+1	+4	+7	(6)

Year to date Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+2	+5	+1	(3)
Pizza Hut Division	+1	Even	+2	+1	(2)
Taco Bell Division	+4	+1	+3	(4)	(4)
Worldwide	+4	+1	+4	+11	(3)

Additionally:

•	We opened 243 and 482 net new units for the quarter and year to date, respectively, for 4% net new unit growth.

•
During the quarter, we refranchised 51 restaurants, including 28 KFC and 23 Pizza Hut units, for pre-tax proceeds of $47 million. We recorded refranchising gains of $29 million in Special Items. During the year to date, we refranchised 195 restaurants, including 80 KFC, 66 Pizza Hut and 49 Taco Bell units, for pre-tax proceeds of $252 million. We recorded refranchising gains of $185 million in Special Items.

•
During the quarter, we repurchased 7.6 million shares totaling $643 million at an average price of $84. During the year to date, we repurchased 14.1 million shares totaling $1,171 million at an average price of $83.

•
We reflected the change in fair value of our investment in Grubhub Inc. ("Grubhub") by recording $25 million and $91 million of pre-tax investment income during the quarter and year to date, respectively.

•	Foreign currency translation impacted Divisional Operating Profit favorably for the quarter by $8 million and favorably year to date by $24 million.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2018	2017	% B/(W)		2018	2017	% B/(W)
Company sales	$512	$909	(44)		$1,024	$1,811	(43)
Franchise and property revenues	584	539	8		1,168	1,054	11
Franchise contributions for advertising and other services	272	—	N/A		547	—	N/A
Total revenues	$1,368	$1,448	(6)		$2,739	$2,865	(4)

Restaurant profit	$91	$161	(43)		$165	$305	(46)
Restaurant margin %	17.8%	17.7%	0.1	ppts.	16.1%	16.8%	(0.7)	ppts.

G&A expenses	$208	$247	15		$427	$484	12
Franchise and property expenses	40	54	24		87	100	13
Franchise advertising and other services expense	274	—	N/A		546	—	N/A
Refranchising (gain) loss	(29)	(19)	58		(185)	(130)	42
Other (income) expense	5	(1)	NM		3	2	(82)
Operating Profit	$449	$419	7		$1,002	$903	11

Investment (income) expense, net	$(23)	$(1)	NM		$(89)	$(2)	NM
Other pension (income) expense	3	4	30		6	32	81
Interest expense, net	112	105	(8)		219	215	(2)
Income tax provision	36	105	67		112	172	35
Net Income	$321	$206	56		$754	$486	55

Diluted EPS(a)	$0.97	$0.58	68		$2.25	$1.34	67
Effective tax rate	9.9%	33.8%	23.9	ppts.	12.9%	26.2%	13.3	ppts.

(a)	See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	6/30/2018	6/30/2017	% Increase (Decrease)
Franchise	44,264	41,480	7
Company-owned	1,302	2,512	(48)
	45,566	43,992	4

	Quarter ended		Year to date
	2018	2017	2018	2017
Same-store Sales Growth %	1	2	1	2

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2018	2017	2018	2017
System Sales Growth, reported	7	4	8	4
System Sales Growth, excluding FX	4	6	4	5
Core Operating Profit Growth	(6)	19	(3)	14
Diluted EPS Growth, excluding Special Items	20	21	29	19
Effective Tax Rate excluding Special Items	17.4%	26.3%	15.8%	20.1%

	Quarter ended		Year to date
Detail of Special Items	2018	2017	2018	2017
Refranchising gain (loss) (See Note 5)	$29	$19	$185	$130
YUM's Strategic Transformation Initiatives (See Note 5)	—	(4)	(1)	(11)
Costs associated with Pizza Hut U.S. Transformation Agreement (See Note 5)	(1)	(12)	(2)	(12)
Costs associated with KFC U.S. Acceleration Agreement (See Note 5)	(2)	(5)	(2)	(8)
Non-cash credits (charges) associated with share-based compensation (See Note 5)	2	(16)	1	(18)
Other Special Items Income (Expense)	1	(2)	1	(2)
Special Items Income (Expense) - Operating Profit	29	(20)	182	79
Special Items - Other Pension Income (Expense) (See Note 5)	—	—	—	(22)
Special Items Income (Expense) before Income Taxes	29	(20)	182	57
Tax Benefit (Expense) on Special Items(a)	(18)	(17)	(37)	(51)
Tax Benefit (Expense) - U.S. Tax Act(b)	40	—	34	—
Special Items Income (Expense), net of tax	$51	$(37)	$179	$6
Average diluted shares outstanding	331	358	336	361
Special Items diluted EPS	$0.15	$(0.10)	$0.54	$0.01

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$449	$419	$1,002	$903
Special Items Income	29	(20)	182	79
Foreign Currency Impact on Divisional Operating Profit(c)	8	N/A	24	N/A
Core Operating Profit	$412	$439	$796	$824

KFC Division
GAAP Operating Profit	$235	$243	$456	$450
Foreign Currency Impact on Divisional Operating Profit(c)	7	N/A	20	N/A
Core Operating Profit	$228	$243	$436	$450

Pizza Hut Division
GAAP Operating Profit	$81	$85	$169	$168
Foreign Currency Impact on Divisional Operating Profit(c)	1	N/A	4	N/A
Core Operating Profit	$80	$85	$165	$168

Taco Bell Division
GAAP Operating Profit	$149	$152	$281	$293
Foreign Currency Impact on Divisional Operating Profit(c)	—	N/A	—	N/A
Core Operating Profit	$149	$152	$281	$293

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$0.97	$0.58	$2.25	$1.34
Special Items Diluted EPS	0.15	(0.10)	0.54	0.01
Diluted EPS excluding Special Items	$0.82	$0.68	$1.71	$1.33

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	9.9%	33.8%	12.9%	26.2%
Impact on Tax Rate as a result of Special Items(a)(b)	(7.5)%	7.5%	(2.9)%	6.1%
Effective Tax Rate excluding Special Items	17.4%	26.3%	15.8%	20.1%

Reconciliation of Company sales to System sales

Consolidated
GAAP Company sales(d)	$512	$909	$1,024	$1,811
Franchise sales	11,177	10,062	22,373	19,929
System sales	11,689	10,971	23,397	21,740
Foreign Currency Impact on System sales(e)	263	N/A	729	N/A
System sales, excluding FX	$11,426	$10,971	$22,668	$21,740

KFC Division
GAAP Company sales(d)	$241	$492	$486	$967
Franchise sales	6,065	5,279	12,149	10,439
System sales	6,306	5,771	12,635	11,406
Foreign Currency Impact on System sales(e)	203	N/A	566	N/A
System sales, excluding FX	$6,103	$5,771	$12,069	$11,406

Pizza Hut Division
GAAP Company sales(d)	$18	$81	$42	$171
Franchise sales	2,876	2,746	5,884	5,528
System sales	2,894	2,827	5,926	5,699
Foreign Currency Impact on System sales(e)	59	N/A	159	N/A
System sales, excluding FX	$2,835	$2,827	$5,767	$5,699

Taco Bell Division
GAAP Company sales(d)	$253	$336	$496	$673
Franchise sales	2,236	2,037	4,340	3,962
System sales	2,489	2,373	4,836	4,635
Foreign Currency Impact on System sales(e)	1	N/A	4	N/A
System sales, excluding FX	$2,488	$2,373	$4,832	$4,635

(a)
Tax Benefit (Expense) on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. Additionally, during the quarter ended June 30, 2018, we recorded a $19 million increase to our Income tax provision for the correction of an error associated with the tax recorded on a prior year divestiture, the effects of which were previously recorded as a Special Item.

(b)
For the quarter and year to date ended June 30, 2018, we recorded $32 million and $16 million, respectively, related to a decrease to our tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 ("Tax Act") that was reported as a Special Item. We also recorded tax benefit in the quarter and year to date ended June 30, 2018 related to current year U.S. foreign tax credits that became realizable directly as a result of the impact of the deemed repatriation.

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

KFC United Kingdom ("UK") Supply Availability Issues

On February 14, 2018, we and our franchisees transitioned to a new distributor for the products supplied to our approximately 900 KFCs in the United Kingdom and Ireland (those restaurants accounted for approximately 3% of YUM’s global system sales in the year ended December 31, 2017). In connection with this transition, certain of these restaurants experienced supply availability issues which resulted in store closures or stores operating under a limited menu. For the second quarter of 2018, we estimate that Core Operating Profit growth was negatively impacted by 3 percentage points for our KFC Division and 1 percentage point for YUM as a result of these issues. Year to date we estimate that Core Operating Profit growth was negatively impacted by 4 percentage points for our KFC Division and 2 percentage points for YUM as a result of these issues. For both the quarter and year to date, we estimate KFC Division's same-store sales growth would have been 3% and YUM's same-store sales growth would have been 2% absent the supply disruption.

Beginning mid-May 2018, all restaurants opened for business, offering their full menus, with advertising beginning at the end of May. We do not expect this issue to have further impact on our results going forward. On a full-year basis, we expect that Core Operating Profit growth will be negatively impacted by 2 percentage points for KFC Division and 1 percentage point for YUM as a result of these supply availability issues. The negative impact to full-year same-store sales growth is estimated to be 50 basis points for our KFC Division and 25 basis points for YUM. In spite of this impact, we are currently maintaining YUM’s full-year Core Operating Profit growth guidance.
Investment in Grubhub

For the quarter and year to date ended June 30, 2018 we recognized income of $25 million and $91 million, respectively, related to our investment in Grubhub. See Note 5 for further discussion of our investment in Grubhub.

Adoption of Topic 606, “Revenue from Contracts with Customers"

The Financial Accounting Standards Board ("FASB") has issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries (“Topic 606”). As a result, the Company has changed its accounting policy for revenue recognition as detailed in Note 2. We adopted Topic 606 beginning with the quarter ended March 31, 2018, using the modified retrospective method. Therefore, the comparative information for fiscal 2017 has not been adjusted and continues to be reported under our accounting polices related to revenue recognition prior to the adoption of Topic 606 ("Legacy GAAP"). GAAP Operating Profit for the quarter ended June 30, 2018 was not impacted and Core Operating Profit was $9 million lower than what would have been recognized under Legacy GAAP. GAAP Operating Profit for the year to date ended June 30, 2018 was $4 million higher and Core Operating Profit was $9 million lower than what would have been recognized under Legacy GAAP.

	Quarter ended
Increase (Decrease) vs. Legacy GAAP	KFC Division	Pizza Hut Division	Taco Bell Division	Unallocated(a)	Total
Amortization of upfront fees	$9	$4	$1	$—	$14
Amortization of franchise incentive payments	(4)	(1)	—	—	(5)
Upfront fee cash received	(11)	(6)	(3)	—	(20)
Incentive payments made	—	1	1	5	7
Franchise and property revenues	(6)	(2)	(1)	5	(4)
Franchise and property expenses	—	—	—	—	—
Refranchising gain	—	—	—	4	4
Operating Profit	$(6)	$(2)	$(1)	$9	$—

	Year to date
Increase (Decrease) vs. Legacy GAAP	KFC Division	Pizza Hut Division	Taco Bell Division	Unallocated(a)	Total
Amortization of upfront fees	$19	$8	$4	$—	$31
Amortization of franchise incentive payments	(7)	(2)	—	—	(9)
Upfront fee cash received	(20)	(7)	(6)	—	(33)
Incentive payments made	—	1	1	7	9
Franchise and property revenues	(8)	—	(1)	7	(2)
Franchise and property expenses	—	—	—	2	2
Refranchising gain	—	—	—	4	4
Operating Profit	$(8)	$—	$(1)	$13	$4

a)
Reflects incentive payments made to or on behalf of franchisees during 2018 that under Legacy GAAP would have been recognized in 2018. Due to the size and nature of such payments, we historically would have included such amounts as Special Items and thus in the table above have not allocated their impact to our Divisional results. Such amounts are now being recognized as a reduction of Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payments relate. Also reflects the recognition of deferred franchise fees upon the modification of existing franchise agreements when entering into master franchise agreements.

Topic 606 also impacted transactions that were not historically included in our revenues and expenses such as franchisee contributions to, and subsequent expenditures from, advertising cooperatives that we are required to consolidate, as well as receipts and expenditures for other services we provide to our franchisees. Based on Legacy GAAP, these transactions were reported on a net basis in our Condensed Consolidated Statements of Income. This change did not have a significant impact on Operating Profit, as the contributions that are now recorded in Franchise contributions for advertising and other services are largely offset by the expenditures recorded in Franchise advertising and other services expense. Refer to Notes 2 and 5 for further details of the significant changes and quantitative impact of Topic 606.

We expect the adoption of Topic 606 to negatively impact Core Operating Profit growth for 2018 by 2 to 3 percentage points. This impact is weighted towards the fourth quarter due to the timing of our expected new unit development and the resulting collection of upfront fees that will now be deferred under Topic 606.

KFC Division

The KFC Division has 21,838 units, 81% of which are located outside the U.S. Additionally, 97% of the KFC Division units were operated by franchisees as of June 30, 2018.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2018	2017	Reported		Ex FX		2018	2017	Reported		Ex FX
System Sales	$6,306	$5,771	9		6		$12,635	$11,406	11		6
Same-Store Sales Growth %	2	3	N/A		N/A		2	3	N/A		N/A

Company sales	$241	$492	(51)		(51)		$486	$967	(50)		(51)
Franchise and property revenues	310	278	11		8		617	535	15		10
Franchise contributions for advertising and other services	100	—	N/A		N/A		206	—	N/A		N/A
Total revenues	$651	$770	(16)		(17)		$1,309	$1,502	(13)		(16)

Restaurant profit	$31	$77	(61)		(61)		$56	$142	(61)		(61)
Restaurant margin %	12.5%	15.7%	(3.2)	ppts.	(3.1)	ppts.	11.5%	14.7%	(3.2)	ppts.	(3.1)	ppts.

G&A expenses	$81	$85	5		7		$166	$174	5		8
Franchise and property expenses	25	26	6		8		54	51	(4)		1
Franchise advertising and other services expense	101	—	N/A		N/A		205	—	N/A		N/A
Operating Profit	$235	$243	(3)		(6)		$456	$450	1		(3)

			% Increase (Decrease)
Unit Count	6/30/2018	6/30/2017
Franchise	21,235	19,491	9
Company-owned	603	1,363	(56)
	21,838	20,854	5

Company sales and Restaurant profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$492	$(250)	$1	$(2)	$241
Cost of sales	(169)	84	(4)	1	(88)
Cost of labor	(116)	60	(1)	—	(57)
Occupancy and other	(130)	67	(3)	1	(65)
Company restaurant expenses	$(415)	$211	$(8)	$2	$(210)
Restaurant profit	$77	$(39)	$(7)	$—	$31

	Year to date
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$967	$(493)	$—	$12	$486
Cost of sales	(332)	165	(6)	(4)	(177)
Cost of labor	(231)	118	(1)	(4)	(118)
Occupancy and other	(262)	133	(3)	(3)	(135)
Company restaurant expenses	$(825)	$416	$(10)	$(11)	$(430)
Restaurant profit	$142	$(77)	$(10)	$1	$56

The quarterly and year to date decreases in Company sales and Restaurant Profit associated with store portfolio actions were driven by refranchising. Company sales and Restaurant profit were also impacted by the supply interruptions in our KFC UK business. Company same-store sales growth was even for both the quarter and year to date.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation and the adoption of Topic 606, were driven by refranchising, international net new unit growth, and franchise same-store sales growth of 2%, including the impact of the supply interruptions in our KFC UK business, partially offset by lapping higher than normal renewal and transfer fees that were recognized upfront in the prior year.

G&A

The quarterly and year to date decreases in G&A expenses, excluding the impacts of foreign currency translation, were driven by the positive impact of YUM's Transformation initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

The quarterly and year to date decreases in Operating Profit, excluding the impacts of foreign currency translation and the adoption of Topic 606, were driven by refranchising, the supply interruptions in our KFC UK business and lapping higher than normal renewal and transfer fees that were recognized upfront in the prior year, partially offset by net new unit growth and lower G&A.

Pizza Hut Division

The Pizza Hut Division has 16,823 units, 44% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Additionally, 99% of the Pizza Hut Division units were operated by franchisees as of June 30, 2018.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2018	2017	Reported		Ex FX		2018	2017	Reported		Ex FX

System Sales	$2,894	$2,827	2		Even		$5,926	$5,699	4		1
Same-Store Sales Growth (Decline) %	(1)	(1)	N/A		N/A		Even	(2)	N/A		N/A

Company sales	$18	$81	(78)		(78)		$42	$171	(75)		(76)
Franchise and property revenues	140	141	(1)		(3)		289	285	1		(1)
Franchise contributions for advertising and other services	75	—	N/A		N/A		153	—	N/A		N/A
Total revenues	$233	$222	5		4		$484	$456	6		5

Restaurant profit	$(1)	$8	NM		NM		$(1)	$13	NM		NM
Restaurant margin %	(2.4)%	8.5%	(10.9)	ppts.	(11.0)	ppts.	(1.0)%	7.4%	(8.4)	ppts.	(8.4)	ppts.

G&A expenses	$46	$54	14		14		$96	$107	10		11
Franchise and property expenses	8	10	12		13		19	23	16		19
Franchise advertising and other services expense	77	—	N/A		N/A		155	—	N/A		N/A
Operating Profit	$81	$85	(5)		(6)		$169	$168	1		(2)

			% Increase (Decrease)
Unit Count	6/30/2018	6/30/2017
Franchise	16,730	16,100	4
Company-owned	93	352	(74)
	16,823	16,452	2

Company sales and Restaurant profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$81	$(62)	$(1)	$—	$18
Cost of sales	(23)	18	—	—	(5)
Cost of labor	(26)	20	(1)	—	(7)
Occupancy and other	(24)	18	(1)	—	(7)
Company restaurant expenses	$(73)	$56	$(2)	$—	$(19)
Restaurant profit	$8	$(6)	$(3)	$—	$(1)

	Year to date
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$171	$(129)	$—	$—	$42
Cost of sales	(49)	37	—	—	(12)
Cost of labor	(55)	39	—	—	(16)
Occupancy and other	(54)	40	(1)	—	(15)
Company restaurant expenses	$(158)	$116	$(1)	$—	$(43)
Restaurant profit	$13	$(13)	$(1)	$—	$(1)

The quarterly and year to date decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising. Company same-store sales declines were 3% and 1% for the quarter and year to date, respectively.

Franchise and property revenues

The quarterly decrease in Franchise and property revenues, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by franchise same-store sales declines of 1%, partially offset by net new unit growth.

The year to date increase in Franchise and property revenues, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by net new unit growth. Franchise same-store sales growth was even for the year to date.

G&A

The quarterly and year to date decreases in G&A, excluding the impact of foreign currency translation, were driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, and lapping higher litigation costs.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by same store sales declines, higher advertising costs associated with the Pizza Hut U.S. Transformation Agreement and refranchising, partially offset by lower G&A and net new unit growth.

The year to date decrease in Operating Profit, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by higher advertising costs associated with the Pizza Hut U.S. Transformation Agreement and refranchising, partially offset by lower G&A and net new unit growth.

Taco Bell Division

The Taco Bell Division has 6.905 units, the vast majority of which are in the U.S. The Company owned 9% of the Taco Bell units in the U.S. as of June 30, 2018.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2018	2017	Reported		Ex FX		2018	2017	Reported		Ex FX

System Sales	$2,489	$2,373	5		5		$4,836	$4,635	4		4
Same-Store Sales Growth %	2	4	N/A		N/A		1	6	N/A		N/A

Company sales	$253	$336	(25)		(25)		$496	$673	(26)		(26)
Franchise and property revenues	134	120	12		12		262	234	12		12
Franchise contributions for advertising and other services	97	—	N/A		N/A		188	—	N/A		N/A
Total revenues	$484	$456	6		6		$946	$907	4		4

Restaurant profit	$60	$76	(20)		(20)		$109	$150	(28)		(28)
Restaurant margin %	24.1%	22.8%	1.3	ppts.	1.3	ppts.	21.9%	22.3%	(0.4)	ppts.	(0.4)	ppts.

G&A expenses	$41	$39	(6)		(6)		$81	$81	—		—
Franchise and property expenses	6	5	(25)		(25)		12	10	(22)		(21)
Franchise advertising and other services expense	96	—	N/A		N/A		186	—	N/A		N/A
Operating Profit	$149	$152	(2)		(2)		$281	$293	(4)		(4)

			% Increase (Decrease)
Unit Count	6/30/2018	6/30/2017
Franchise	6,299	5,889	7
Company-owned	606	797	(24)
	6,905	6,686	3

Company sales and Restaurant profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2017	Store Portfolio Actions	Other	2018
Company sales	$336	$(91)	$8	$253
Cost of sales	(88)	24	—	(64)
Cost of labor	(97)	26	(2)	(73)
Occupancy and other	(75)	19	—	(56)
Company restaurant expense	$(260)	$69	$(2)	$(193)
Restaurant profit	$76	$(22)	$6	$60

	Year to date
Income / (Expense)	2017	Store Portfolio Actions	Other	2018
Company sales	$673	$(187)	$10	$496
Cost of sales	(175)	49	—	(126)
Cost of labor	(197)	54	(6)	(149)
Occupancy and other	(151)	39	—	(112)
Company restaurant expense	$(523)	$142	$(6)	$(387)
Restaurant profit	$150	$(45)	$4	$109

The decrease in Company sales and Restaurant profit for the quarter associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 3%, partially offset by higher labor costs.

The year to date decrease in Company sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 2%, partially offset by higher labor costs and increased commodity cost inflation.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the adoption of Topic 606, were driven by refranchising, net new unit growth, and quarterly and year to date franchise same-store sales growth of 2% and 1%, respectively.

G&A

The quarterly increase in G&A was driven by lapping lower litigation costs.

G&A was even with prior year to date. The favorable impact of forfeitures related to share based compensation awards was offset by lapping lower litigation costs.

Operating Profit

The quarterly and year to date decreases in Operating Profit, excluding the impacts of the adoption of Topic 606, were driven by refranchising and higher restaurant operating costs, partially offset by same-store sales growth and net new unit growth.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2018	2017	% B/(W)		2018	2017	% B/(W)
Corporate and unallocated G&A	$(40)	$(69)	42		$(84)	$(122)	32
Unallocated restaurant costs	1	—	NM		1	—	426
Unallocated Franchise and property expenses	(1)	(13)	89		(2)	(16)	85
Refranchising gain (loss) (See Note 5)	29	19	58		185	130	42
Unallocated Other income (expense)	(5)	2	NM		(4)	—	NM
Investment income (expense), net (See Note 5)	23	1	NM		89	2	NM
Other pension income (expense) (See Note 10)	(3)	(4)	30		(6)	(32)	81
Interest expense, net	(112)	(105)	(8)		(219)	(215)	(2)
Income tax provision (See Note 8)	(36)	(105)	67		(112)	(172)	35
Effective tax rate (See Note 8)	9.9%	33.8%	23.9	ppts.	12.9%	26.2%	13.3	ppts.

Corporate and unallocated G&A

The decreases in Corporate G&A expenses for the quarter and year to date were driven by lapping non-cash charges associated with the modification of Executive Income Deferral (“EID”) share-based compensation awards (See Note 5), lapping costs associated with YUM's Strategic Transformation Initiatives (See Note 5), and current year G&A reductions due to the impact of YUM’s Strategic Transformation Initiatives.

Unallocated Franchise and property expenses

Unallocated Franchise and License expenses reflect charges related to the Pizza Hut U.S. Transformation Agreement and/or the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Other income (expense)

Unallocated Other income (expense) primarily includes foreign exchange gains (losses).

Consolidated Cash Flows

Net cash provided by operating activities was $381 million in 2018 versus $439 million in 2017. The decrease was largely driven by higher interest payments and by the timing of advertising spending, including advertising payments made by cooperatives which we began reflecting in our Condensed Consolidated Statement of Cash Flows in 2018 upon adoption of Topic 606.

Net cash used in investing activities was $42 million in 2018 versus net cash provided by investing activities of $173 million in 2017. The decrease was primarily driven by our $200 million investment in Grubhub common stock in 2018 and lower refranchising proceeds in 2018.

Net cash used in financing activities was $1,579 million in 2018 versus $410 million in 2017. The increase was primarily driven by lower net borrowings and higher share repurchases.

Consolidated Financial Condition

Our Condensed Consolidated Balance Sheet was impacted by the adoption of Topic 606. See Note 5 for further discussion. Other assets also increased $291 million as of June 30, 2018 due to the inclusion of our investment in Grubhub common stock (see Note 5).

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

From 2017 through 2019, we intend to return $6.5 to $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these shareholder returns through a combination of free cash flow generation, refranchising proceeds and maintenance of our five times EBITDA leverage. During the year to date ended June 30, 2018, we used cash to repurchase 14 million shares of our Common Stock for $1.2 billion and pay cash dividends of $236 million.

Our primary sources of liquidity are cash on hand, cash generated by operations and our revolving facilities. As of June 30, 2018, we had Cash and cash equivalents of $313 million. Cash and cash equivalents decreased from $1,522 million at December 31, 2017 due to share repurchases, the repayment of $325 million in YUM Senior Unsecured Notes that matured in March 2018, dividend payments and our investment in Grubhub. We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows have historically been in excess of $1 billion each of the past three years. Going forward, we anticipate that any decrease in cash flows from the operation of fewer Company-owned stores due to refranchising will be offset with savings generated from decreased capital investment and G&A required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain a $1 billion Revolving Facility under our existing Credit Agreement. As of June 30, 2018, there were approximately $200 million of outstanding borrowings under the Revolving Facility.

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

Debt Instruments

As of June 30, 2018, our Long-term debt is comprised primarily of borrowings under our Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes. See Note 11 for additional details. The following table summarizes the future maturities of our outstanding long-term debt, excluding capital leases, as of June 30, 2018.

	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2037	2043	Total
Securitization Notes			$788			$493			$984				$2,265
Credit Agreement	22	45	51	76	395	19	20	1,837					2,465
Subsidiary Senior Unsecured Notes							1,050		1,050	750			2,850
YUM Senior Unsecured Notes		250	350	350		325					325	275	1,875
Revolving facility					202								202
Total	$22	$295	$1,189	$426	$597	$837	$1,070	$1,837	$2,034	$750	$325	$275	$9,657

New Accounting Pronouncements Not Yet Adopted

Starting in February 2016 and continuing into 2018, the FASB issued standards on the recognition and measurement of leases, which are intended to increase transparency and comparability among organizations by requiring that substantially all lease assets and liabilities be recognized on the balance sheet and by requiring the disclosure of key information about leasing arrangements. This standard is effective for the Company in our first quarter of fiscal 2019 with early adoption permitted. The standard must be adopted using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of either the earliest comparative period presented in the financial statements or the period of adoption. We currently plan to adopt this standard in the first quarter of 2019 and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in that period. We are evaluating the impact the adoption of this standard will have on our Financial Statements. Based on our current volume of store leases and subleases to franchisees we expect this adoption will result in a material increase in the assets and liabilities on our Consolidated Balance Sheets; however, we believe the impact will be less material over time as we execute our strategy to be at least 98% franchised by 2019 and thus are a party to fewer leases. Further, we do not anticipate adoption will have a significant impact on our Consolidated Statements of Income or Cash Flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 30, 2018 to the disclosures made in Item 7A of the Company’s 2017 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
YUM! Brands, Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of June 30, 2018, the related condensed consolidated statements of income and comprehensive income for the quarter and year-to-date periods ended June 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the year-to-date periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 7, 2018

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2018 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
4/1/18-4/30/18	3,669	$85.86	3,669	$657

5/1/18-5/31/18	2,441	$83.13	2,441	$454

6/1/18-6/30/18	1,530	$81.69	1,530	$329
Total	7,640	$84.15	7,640	$329

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	August 7, 2018	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)