Form 10-Q
period 2018-09-30
YUM BRANDS INC
filed 2018-11-07
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2018

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2018 was 312,301,824 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Company sales	$499	$871	$1,523	$2,682
Franchise and property revenues	605	565	1,773	1,619
Franchise contributions for advertising and other services	287	—	834	—
Total revenues	1,391	1,436	4,130	4,301
Costs and Expenses, Net
Company restaurant expenses	399	717	1,258	2,223
General and administrative expenses	204	215	631	699
Franchise and property expenses	40	61	127	161
Franchise advertising and other services expense	288	—	834	—
Refranchising (gain) loss	(100)	(201)	(285)	(331)
Other (income) expense	7	1	10	3
Total costs and expenses, net	838	793	2,575	2,755
Operating Profit	553	643	1,555	1,546
Investment (income) expense, net	(96)	(1)	(185)	(3)
Other pension (income) expense	4	10	10	42
Interest expense, net	111	110	330	325
Income before income taxes	534	524	1,400	1,182
Income tax provision	80	106	192	278
Net Income	$454	$418	$1,208	$904

Basic Earnings Per Common Share	$1.43	$1.21	$3.72	$2.58

Diluted Earnings Per Common Share	$1.40	$1.18	$3.64	$2.52

Dividends Declared Per Common Share	$0.36	$—	$1.08	$0.60

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Net Income	$454	$418	$1,208	$904
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(47)	38	(77)	95
Reclassification of adjustments and (gains) losses into Net Income	(4)	42	(4)	37
	(51)	80	(81)	132
Tax (expense) benefit	5	(1)	5	(5)
	(46)	79	(76)	127
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	1	8	1	(5)
Reclassification of (gains) losses into Net Income	5	10	16	46
	6	18	17	41
Tax (expense) benefit	(1)	(7)	(4)	(15)
	5	11	13	26
Changes in derivative instruments
Unrealized gains (losses) arising during the period	16	(17)	43	(57)
Reclassification of (gains) losses into Net Income	(8)	15	(23)	52
	8	(2)	20	(5)
Tax (expense) benefit	(2)	—	(5)	2
	6	(2)	15	(3)

Other comprehensive income (loss), net of tax	(35)	88	(48)	150
Comprehensive Income	$419	$506	$1,160	$1,054

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/30/2018	9/30/2017
Cash Flows – Operating Activities
Net Income	$1,208	$904
Depreciation and amortization	103	195
Refranchising (gain) loss	(285)	(331)
Investment (income) expense, net	(185)	(3)
Contributions to defined benefit pension plans	(9)	(47)
Deferred income taxes	32	122
Share-based compensation expense	36	53
Changes in accounts and notes receivable	(35)	17
Changes in prepaid expenses and other current assets	10	(7)
Changes in accounts payable and other current liabilities	(81)	(168)
Changes in income taxes payable	(47)	(125)
Other, net	49	108
Net Cash Provided by Operating Activities	796	718

Cash Flows – Investing Activities
Capital spending	(147)	(228)
Investment in Grubhub Inc. common stock	(200)	—
Proceeds from refranchising of restaurants	445	716
Other, net	(9)	1
Net Cash Provided by Investing Activities	89	489

Cash Flows – Financing Activities
Proceeds from long-term debt	106	1,088
Repayments of long-term debt	(462)	(372)
Revolving credit facilities, three months or less, net	273	35
Short-term borrowings by original maturity
More than three months - proceeds	59	—
More than three months - payments	(59)	—
Three months or less, net	—	—
Repurchase shares of Common Stock	(1,684)	(1,348)
Dividends paid on Common Stock	(349)	(315)
Debt issuance costs	—	(32)
Other, net	(45)	(85)
Net Cash Used in Financing Activities	(2,161)	(1,029)
Effect of Exchange Rates on Cash and Cash Equivalents	(55)	42
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(1,331)	220
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	1,668	831
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$337	$1,051

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 9/30/2018	12/31/2017
ASSETS
Current Assets
Cash and cash equivalents	$198	$1,522
Accounts and notes receivable, net	528	400
Prepaid expenses and other current assets	443	384
Advertising cooperative assets, restricted	—	201
Total Current Assets	1,169	2,507

Property, plant and equipment, net	1,378	1,697
Goodwill	489	512
Intangible assets, net	84	110
Other assets	886	346
Deferred income taxes	149	139
Total Assets	$4,155	$5,311

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$885	$813
Income taxes payable	14	123
Short-term borrowings	295	375
Advertising cooperative liabilities	—	201
Total Current Liabilities	1,194	1,512

Long-term debt	9,405	9,429
Other liabilities and deferred credits	1,014	704
Total Liabilities	11,613	11,645

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 313 and 332 shares issued in 2018 and 2017, respectively	—	—
Accumulated deficit	(7,141)	(6,063)
Accumulated other comprehensive loss	(317)	(271)
Total Shareholders’ Deficit	(7,458)	(6,334)
Total Liabilities and Shareholders’ Deficit	$4,155	$5,311

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

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as “YUM” or the “Company”) comprise the worldwide operations of KFC, Pizza Hut and Taco Bell (collectively the “Concepts”).  YUM has over 45,000 units in more than 140 countries and territories, of which 61% are located outside the U.S.  YUM was created as an independent, publicly-owned company on October 6, 1997 via a tax-free distribution by our former parent, PepsiCo, Inc., of our Common Stock to its shareholders.  References to YUM throughout these Financial Statements are made using the first person notations of “we,” “us” or “our.”

As of September 30, 2018, YUM consisted of three operating segments:

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2017 Form 10-K, our financial position as of September 30, 2018, our cash flows for the years to date ended September 30, 2018 and 2017 and the results of our operations and comprehensive income for the quarters and years to date ended September 30, 2018 and 2017. Our results of operations, comprehensive income and cash flows for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

In October 2016, the FASB issued a standard that requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. As required, we adopted this standard in the quarter ended March 31, 2018 and have recorded a cumulative adjustment to beginning retained earnings to write-off the unamortized tax consequences of certain historical intra-entity transfers of assets. As a result, we recognized a reduction in Other assets of $30 million with an offsetting increase to our Accumulated deficit.

In August 2017, the FASB issued a standard that refines and expands existing hedge accounting guidance. We adopted this standard beginning with the quarter ended March 31, 2018. The adoption of this standard did not have a material impact on the Financial Statements.

In February 2018, the FASB issued a standard that allows a reclassification to retained earnings for tax effects that were stranded within accumulated other comprehensive (income) loss ("AOCI") subsequent to the accounting in the fourth quarter of 2017 necessary as a result of the enactment of the Tax Cuts and Jobs Act of 2017. We adopted this standard during the quarter ended March 31, 2018 and reclassified stranded tax effects of $19 million from AOCI with a corresponding decrease to Accumulated deficit at the beginning of our first quarter 2018. These stranded tax effects primarily related to the remeasurement of deferred tax assets associated with pension losses within AOCI. The Company's policy is to follow the specific identification approach for releasing stranded tax effects from AOCI.

From 2014 through 2017 the FASB issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries ("Topic 606"). We adopted these standards beginning with the quarter ended March 31, 2018, using the modified retrospective method. See Notes 2 and 5.

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended September 30, 2018. These reclassifications had no effect on previously reported Net Income.

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

Franchise and Property Revenues

Franchise Revenues

Our most significant source of revenues arises from the operation of our Concept stores by our franchisees. Franchise rights may be granted through a store-level franchise agreement or through a master franchise agreement. Our franchise agreements require that the franchisee remit continuing fees to us as a percentage of the applicable restaurant’s sales in exchange for the license of the intellectual property associated with our Concepts' brands (the “franchise right”). Our franchise agreements also typically require certain, less significant, upfront franchise fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise right and fees paid in the event the franchise agreement is transferred to another franchisee.

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

Additionally, from time-to-time we provide non-refundable consideration to franchisees in the form of cash or other incentives (e.g. cash payments to incent new unit openings, free or subsidized equipment, etc.). The Company’s intent in providing such consideration is to drive new unit development or same-store sales growth that will result in higher future revenues for the Company. Under Legacy GAAP, these payments were recognized when we were obligated to make the payment and were presented as either a reduction to Franchise and property revenues, if cash was provided directly to the franchisee, or as Franchise and property expenses, if cash was not provided directly to the franchisee. Due to the adoption of Topic 606, such payments are capitalized and presented within Prepaid expense and other current assets or Other assets. These capitalized balances are being amortized as a reduction in Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates.

Property Revenues

From time to time, we enter into rental agreements with franchisees for the lease or sublease of restaurant locations. These rental agreements typically originate from refranchising transactions and revenues related to the agreements are recognized as they are earned. Amounts owed under the rental agreements are typically billed and paid on a monthly basis. Revenues from rental agreements with franchisees are presented within Franchise and property revenues within our Condensed Consolidated Statements of Income. Related expenses are presented as Franchise and property expenses within our Condensed Consolidated Statements of Income and primarily include depreciation or, in the case of a sublease, rental expense. The timing and amount of revenue and expenses recognized related to the rental of restaurants we lease or sublease was not impacted by the adoption of Topic 606.

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

Other Services

On a much more limited basis, we provide goods or services to certain franchisees that are individually distinct from the franchise right because they do not require integration with other goods or services we provide. Such arrangements typically relate to supply chain, quality assurance and information technology services. In instances where we rely on third parties to provide goods or services to franchisees at our direction, we have determined we act as a principal in these transactions. The extent to which we provide such goods or services varies by brand, geographic region and, in some instances, franchisee. Similar to advertising services, receipts and expenditures related to these other services were presented on a net basis under Legacy GAAP. Upon adoption of Topic 606, revenues from the goods or services described above are presented as Franchise contributions for advertising and other services within our Condensed Consolidated Statements of Income. Expenses related to the provisioning of these goods and services are recorded in Franchise advertising and other services expense. These revenues are recognized as the goods or services are transferred to the franchisee and related expenses are recognized as incurred.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue transaction and collected from a customer are excluded from revenue under both Legacy GAAP and Topic 606.

Disaggregation of Total Revenues

The following table disaggregates revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 9/30/2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$17	$6	$265	$288
Franchise and property revenues	46	66	136	248
Franchise contributions for advertising and other services	3	62	105	170

China
Franchise and property revenues	52	16	—	68

Other
Company sales	204	7	—	211
Franchise and property revenues	222	61	6	289
Franchise contributions for advertising and other services	105	11	1	117
	$649	$229	$513	$1,391

	Year to date ended 9/30/2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$50	$31	$759	$840
Franchise and property revenues	135	200	387	722
Franchise contributions for advertising and other services	7	187	293	487

China
Franchise and property revenues	155	47	—	202

Other
Company sales	657	24	2	683
Franchise and property revenues	647	185	17	849
Franchise contributions for advertising and other services	307	39	1	347
	$1,958	$713	1,459	$4,130

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2018 is presented below.

Deferred Franchise Fees
Balance at January 1, 2018	$392
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(47)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	61
Other(a)	(11)
Balance at September 30, 2018	$395

(a)
Includes impact of foreign currency translation as well as the recognition of deferred franchise fees into Refranchising (gain) loss upon the modification of existing franchise agreements when entering into master franchise agreements.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$58
1 - 2 years	53
2 - 3 years	49
3 - 4 years	45
4 - 5 years	40
Thereafter	150
Total	$395

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2018	2017	2018	2017
Net Income	$454	$418	$1,208	$904

Weighted-average common shares outstanding (for basic calculation)	318	345	325	351
Effect of dilutive share-based employee compensation	7	8	7	7
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	325	353	332	358

Basic EPS	$1.43	$1.21	$3.72	$2.58

Diluted EPS	$1.40	$1.18	$3.64	$2.52
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.2	1.9	1.9	2.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 30, 2018 and 2017 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
	2018		2017		2018		2017		2018
November 2016 Authorization	—		19,110		$—		$1,327		$—
November 2017 Authorization	18,240		—		1,500		—		—
August 2018 Authorization	2,244		—		198		—		1,802
Total	20,484	(a)	19,110	(b)	$1,698	(a)	$1,327	(b)	$1,802

(a)	Includes the effect of $14 million in share repurchases (0.2 million shares) with trade dates prior to September 30, 2018, but cash settlement dates subsequent to September 30, 2018.

(b)
Includes the effect of $24 million in share repurchases (0.3 million shares) with trade dates on, or prior to, September 30, 2017, but cash settlement dates subsequent to September 30, 2017 and excludes the effect of $45 million in share purchases (0.7 million shares) with trades dates prior to December 31, 2016, but cash settlement dates subsequent to December 31, 2016.

On August 10, 2018 our Board of Directors authorized share repurchases through December 2019 of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature		Pension and Post-Retirement Benefits		Derivative Instruments		Total
Balance at December 31, 2017, net of tax	$(174)		$(106)		$9		$(271)

Adoption of accounting standards	21	(a)	(17)	(b)	(2)	(b)	2

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(72)		1		35		(36)

(Gains) losses reclassified from AOCI, net of tax	(4)		12		(20)		(12)

	(76)		13		15		(48)

Balance at September 30, 2018, net of tax	$(229)		$(110)		$22		$(317)

(a)	Represents the impact of foreign currency translation from the adoption of Topic 606. See Notes 2 and 5.

(b)	During the quarter ended March 31, 2018, we adopted a standard that allows for the reclassification from AOCI to Accumulated deficit for stranded tax effects resulting from the Tax Act. See Note 1.

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

During the quarter and year to date ended September 30, 2018, we refranchised 134 restaurants and 329 restaurants, respectively, and received $193 million and $445 million, respectively, in pre-tax proceeds. During the quarter and year to date ended September 30, 2017, we refranchised 209 restaurants and 574 restaurants, respectively, and received $395 million and $716 million, respectively, in pre-tax proceeds.

A summary of Refranchising (gain) loss is as follows:

	Quarter ended		Year to date
	2018	2017	2018	2017
KFC Division	$(29)	$(50)	$(128)	$(8)
Pizza Hut Division	3	27	14	40
Taco Bell Division	(74)	(178)	(171)	(363)
Worldwide	$(100)	$(201)	$(285)	$(331)

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we are investing approximately $130 million from 2015 through 2019 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. Under Legacy GAAP these amounts were expensed as incurred including $4 million and $12 million during the quarter and year to date ended September 30, 2017, respectively. We recorded total pre-tax charges for such amounts of $115 million, primarily as Franchise and property expenses, during the three year period ended December 31, 2017. Due to their size and unique and long-term brand building nature, as well as their non-recurring impact on KFC Division's results when expensed upfront, our CODM did not consider the impact of these investments when assessing segment performance from 2015 through 2017. As such, prior to 2018 the investments were not allocated to the KFC Division segment operating results for performance reporting purposes.

Upon adoption of Topic 606 in 2018, approximately $100 million of these incentives paid to franchisees from 2015 through 2017 were capitalized, which was net of amortization of $19 million. These capitalized amounts are now being amortized as a reduction to Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates. Amortization related to both franchise incentive payments that were capitalized upon the adoption of Topic 606 and franchise incentive payments that will be capitalized going forward will be allocated to KFC segment operating results as the expense is recurring and is not expected to significantly impact the comparability of results in any given period. During the quarter and year to date ended September 30, 2018, we recorded a reduction to KFC Division Franchise and property revenues related to the amortization of these franchise incentive payments of $2 million and $7 million, respectively.

In addition to the investments above, we agreed to fund $60 million of incremental system advertising from 2015 through 2018. During the quarters ended September 30, 2018 and 2017, we incurred $2 million and $5 million, respectively, in incremental system advertising expense. During the years to date ended September 30, 2018 and 2017, we incurred $7 million and $14 million, respectively, in incremental system advertising expense. We funded approximately $50 million of such advertising during the three year period ended December 31, 2017, which included $20 million during 2017. We currently expect to fund approximately $10 million in 2018. These advertising amounts were recorded primarily in Franchise and property expenses and have been and continue to be included in the KFC Division segment operating results.

YUM's Strategic Transformation Initiatives

In October 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the then anticipated separation of our China business on October 31, 2016. Major features of the Company’s strategic transformation plans involve being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. During the quarters ended September 30, 2018 and 2017, we recognized pre-tax charges of $1 million and $4 million, respectively, primarily within G&A, related to these initiatives. During the years to date ended September 30, 2018 and 2017, we recognized pre-tax charges of $2 million and $15 million, respectively, primarily within G&A, related to these initiatives. These costs primarily related to severance and relocation costs. Due to the scope of the initiatives as well as the significance of YUM's Strategic Transformation Initiatives program, our CODM does not consider the impact of these initiatives when assessing segment performance. As such, costs associated with the initiatives are not being allocated to any segment for performance reporting purposes.

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

We invested $39 million related to the Transformation Agreement in 2017, which included $8 million of investments that we capitalized and $31 million that was expensed primarily as Franchise and property expenses or G&A. The $31 million expense amount included $5 million of franchisee incentive payments that under Legacy GAAP were expensed as incurred, but that upon adoption of Topic 606 in 2018 were capitalized. In 2018, both amounts capitalized upon adoption of Topic 606 and franchisee incentive payments capitalized thereafter are being amortized as a reduction to Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payments relate.

We have invested $5 million and $16 million in the quarter and year to date, respectively, related to the Transformation Agreement, primarily consisting of capital investments and franchisee incentive payments that were capitalized.

Due to their unique and long-term brand-building nature as well as their non-recurring impact on Pizza Hut’s Division results, the financial impact of operating investments that are part of the Transformation Agreement are not being considered by our CODM when assessing segment performance in 2017 or 2018. As such, these operating investments were not allocated to the Pizza Hut Division operating segment results for performance reporting purposes. Depreciation on capital investments made as part of the Transformation Agreement is being allocated to Pizza Hut segment results as the expense is recurring and is not expected to significantly impact the comparability of results in any given period. For the same reasons, the amortization related to franchisee incentive payments that were capitalized upon the adoption of Topic 606 and amortization related to franchisee incentive payments that are being capitalized going forward are being allocated to Pizza Hut Division operating segment results starting in 2018.

In addition to the investments above, we agreed to fund $37.5 million of incremental system advertising dollars from the second half of 2017 through 2018. During the quarter and year to date ended September 30, 2018, we incurred $4 million and $9 million, respectively, in related incremental system advertising expense. We funded approximately $25 million of such advertising during 2017, which was expensed in the third and fourth quarters of 2017. We currently expect to fund approximately $12.5 million in 2018. These advertising amounts have been and will continue to be recorded primarily in Franchise and property expenses and are included in Pizza Hut's segment operating results.

Modifications of Share-based Compensation Awards

In connection with the separation of our business in China, we modified certain share-based compensation awards held as part of our Executive Income Deferral ("EID") Plan in phantom shares of YUM Common Stock to provide one phantom Yum China share-based award for each outstanding phantom YUM share-based award. Through October 31, 2018, these Yum China awards could be settled in cash, as opposed to stock, which required recognition of the fair value of these awards within G&A in our Condensed Consolidated Income Statement. During the quarter and year to date ended September 30, 2018 we recorded pre-tax credits related to these awards of $2 million and $3 million, respectively, due to depreciation in the market price of Yum China's common stock. During the quarter and year to date ended September 30, 2017, we recorded pre-tax charges related to these awards of less than $1 million and $18 million, respectively, due to appreciation in the market price of Yum China common stock. Given these adjustments were a direct result of the separation, our CODM did not consider their impact when assessing segment performance. As such, these amounts were not allocated to any of our segment operating results.

Subsequent to the quarter end, on October 31, 2018, deferrals in phantom shares of Yum China common stock are no longer an investment option within our EID Plan and any balances relating to these shares were moved to another available EID Plan investment option as selected by the participants.  Amounts directed into cash or phantom shares of a Stock Index Fund or a Bond Index Fund will remain classified as a liability and any appreciation or depreciation in these investments from the transfer date forward will be recognized as compensation expense and included in our segment operating results consistent with existing investments in these funds. Any balances directed into phantom shares of YUM Common Stock will be reclassified to Common Stock on our Consolidated Balance Sheet.  We do not recognize compensation expense for the appreciation or depreciation, if any, of investments in phantom shares of our Common Stock.

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

The following tables reflect the impact of the adoption of Topic 606 on our Condensed Consolidated Statement of Income for the quarter and year to date ended September 30, 2018 and our Condensed Consolidated Balance Sheet as of September 30, 2018.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Quarter ended 9/30/2018
Revenues	As Reported	Impact		Balances under Legacy GAAP
Company sales	$499	$—		$499
Franchise and property revenues	605	11		616
Franchise contributions for advertising and other services	287	(287)		—
Total revenues	1,391	(276)		1,115
Costs and Expenses, Net
Company restaurant expenses	399	—		399
General and administrative expenses	204	—		204
Franchise and property expenses	40	10		50
Franchise advertising and other services expense	288	(288)		—
Refranchising (gain) loss	(100)	—		(100)
Other (income) expense	7	—		7
Total costs and expenses, net	838	(278)		560
Operating Profit	553	2	(a)	555
Investment (income) expense, net	(96)	—		(96)
Other pension (income) expense	4	—		4
Interest expense, net	111	—		111
Income before income taxes	534	2		536
Income tax provision (benefit)	80	(2)		78
Net Income	$454	$4		$458

Basic Earnings Per Common Share	$1.43	$0.01		$1.44

Diluted Earnings Per Common Share	$1.40	$0.01		$1.41

	Year to date ended 9/30/2018
Revenues	As Reported	Impact		Balances under Legacy GAAP
Company sales	$1,523	$—		$1,523
Franchise and property revenues	1,773	23		1,796
Franchise contributions for advertising and other services	834	(834)		—
Total revenues	4,130	(811)		3,319
Costs and Expenses, Net
Company restaurant expenses	1,258	—		1,258
General and administrative expenses	631	—		631
Franchise and property expenses	127	21		148
Franchise advertising and other services expense	834	(834)		—
Refranchising (gain) loss	(285)	4		(281)
Other (income) expense	10	—		10
Total costs and expenses, net	2,575	(809)		1,766
Operating Profit	1,555	(2)	(a)	1,553
Investment (income) expense, net	(185)	—		(185)
Other pension (income) expense	10	—		10
Interest expense, net	330	—		330
Income before income taxes	1,400	(2)		1,398
Income tax provision (benefit)	192	(3)		189
Net Income	$1,208	$1		$1,209

Basic Earnings Per Common Share	$3.72	$0.01		$3.73

Diluted Earnings Per Common Share	$3.64	$—		$3.64

(a)
Includes $2 million and $11 million of franchise incentive payments related to the KFC U.S. Acceleration Agreement or the Pizza Hut U.S. Transformation Agreement that would have been expensed immediately and that we would not have allocated to the KFC Division or the Pizza Hut Division under Legacy GAAP for the quarter and year to date ended September 30, 2018, respectively. Upon the adoption of Topic 606, these payments have been capitalized as assets.

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

CONDENSED CONSOLIDATED BALANCE SHEET
	As Reported 9/30/2018	Impact	Balances under Legacy GAAP 9/30/2018
ASSETS
Current Assets
Cash and cash equivalents	$198	$(22)	$176
Accounts and notes receivable, net	528	(101)	427
Prepaid expenses and other current assets	443	(71)	372
Advertising cooperative assets, restricted	—	197	197
Total Current Assets	1,169	3	1,172

Property, plant and equipment, net	1,378	(19)	1,359
Goodwill	489	—	489
Intangible assets, net	84	—	84
Other assets	886	(117)	769
Deferred income taxes	149	(25)	124
Total Assets	$4,155	$(158)	$3,997

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$885	$(239)	$646
Income taxes payable	14	—	14
Short-term borrowings	295	—	295
Advertising cooperative liabilities	—	197	197
Total Current Liabilities	1,194	(42)	1,152

Long-term debt	9,405	—	9,405
Other liabilities and deferred credits	1,014	(337)	677
Total Liabilities	11,613	(379)	11,234

Shareholders’ Deficit
Accumulated deficit	(7,141)	241	(6,900)
Accumulated other comprehensive loss	(317)	(20)	(337)
Total Shareholders’ Deficit	(7,458)	221	(7,237)
Total Liabilities and Shareholders’ Deficit	$4,155	$(158)	$3,997

The significant impacts resulting from the adoption of Topic 606 on our Condensed Consolidated Balance Sheet as of September 30, 2018, are consistent with those recorded as of January 1, 2018 as described previously.

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

Investment in Grubhub

On February 7, 2018, certain of our subsidiaries entered into a master services agreement with a subsidiary of Grubhub, the leading online and mobile takeout food-ordering company in the U.S., which is intended to provide dedicated support for the KFC and Taco Bell branded online delivery channels in the U.S. through Grubhub’s online ordering platform, logistics and last-mile support for delivery orders, as well as point-of-sale integration to streamline operations. Concurrently with the master services agreement, one of our subsidiaries entered into an investment agreement with Grubhub to invest $200 million in exchange for approximately 2.8 million shares of Grubhub common stock. In April 2018, all necessary regulatory approvals were obtained and the purchase of Grubhub shares was consummated. Shares acquired as part of this purchase are restricted from being transferred until the earlier of the two-year anniversary of closing the investment agreement or 30 days following the termination of our master services agreement with Grubhub. In the quarter and year to date ended September 30, 2018 we recognized pre-tax income of $94 million and $185 million, respectively, which includes the appreciation in the market price of Grubhub common stock less valuation adjustments related to the transfer restrictions. Changes in the fair value of our investment in Grubhub common stock are presented as Investment (income) expense, net within our Condensed Consolidated Statements of Income.

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

Note 7 - Supplemental Balance Sheet Information

Accounts and Notes Receivable, net

The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees as a result of franchise and lease agreements.  Trade receivables consisting of royalties from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net in our Condensed Consolidated Balance Sheets.  Upon adoption of Topic 606, Accounts and notes receivable, net also includes receivables generated from advertising cooperatives that we consolidate which were previously recorded in Advertising cooperative assets, restricted.

	9/30/2018	12/31/2017
Accounts and notes receivable, gross	$560	$419
Allowance for doubtful accounts	(32)	(19)
Accounts and notes receivable, net	$528	$400

Property, Plant and Equipment, net

	9/30/2018	12/31/2017
Property, plant and equipment, gross	$2,669	$3,177
Accumulated depreciation and amortization	(1,291)	(1,480)
Property, plant and equipment, net	$1,378	$1,697

Assets held-for-sale at September 30, 2018 and December 31, 2017 total $129 million and $37 million, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. 2018 amounts include assets related to approximately 210 KFC restaurants in Russia, France and the UK and approximately 80 Taco Bell restaurants in the U.S.

Reconciliation of Cash and cash equivalents for Condensed Consolidated Statements of Cash Flows

	9/30/2018	12/31/2017
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$198	$1,522
Restricted cash included in Prepaid expenses and other current assets(a)	108	60
Restricted cash and restricted cash equivalents included in Other assets(b)	31	17
Cash, Cash Equivalents and Restricted Cash as presented in Condensed Consolidated Statements of Cash Flows(c)	$337	$1,599

(a)
Restricted cash within Prepaid expenses and other current assets primarily relates to the Taco Bell Securitization interest reserves and cash related to advertising cooperatives that we consolidate which can only be used to settle obligations of the respective cooperatives. As of September 30, 2018, Restricted cash within Prepaid expenses and other current assets also includes $9 million of cash held by an entity that will be refranchised whose assets are classified as held for sale.

(b)
Primarily trust accounts related to our self-insurance program and cash balances required, to the extent necessary, to meet statutory minimum net worth requirements for legal entities which enter into U.S. franchise agreements.

(c)
Upon adoption of Topic 606 we reclassified $11 million and $58 million, respectively, from Advertising cooperative assets, restricted to Cash and cash equivalents and Prepaid expenses and other current assets. These amounts are included in the Beginning of Period balance of Cash, Cash Equivalents, Restricted Cash and Restricted Cash equivalents in our Condensed Consolidated Statement of Cash Flows for the year to date ended September 30, 2018.

Note 8 - Income Taxes

	Quarter ended		Year to date
	2018	2017	2018	2017
Income tax provision	$80	$106	$192	$278
Effective tax rate	15.1%	20.2%	13.7%	23.5%

Our third quarter effective tax rate was lower than prior year primarily due to the favorable impact of the reduction in the U.S. federal statutory tax rate, as described below, the favorable impact of the $16 million benefit described below, and lapping the prior year cost of repatriating foreign earnings. This benefit was partially offset by the unfavorable impacts associated with lapping the benefit of loss carryovers recognized due to an international refranchising transaction in the prior year and less in excess tax benefits on share-based compensation recognized than in the prior year.

Our year to date effective tax rate was lower than prior year primarily due to the favorable impact of the reduction in the U.S. federal statutory tax rate, as described below, the favorable impact of the $32 million benefit described below and lapping the prior year cost of repatriating foreign earnings. This benefit was partially offset by less in excess tax benefits on share-based compensation recognized than in the prior year, lapping the benefit of loss carryovers recognized due to an international refranchising transaction in the prior year, and a current year charge related to the correction of an error associated with the tax recorded on a prior year divestiture.

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

In the fourth quarter of 2017, we recorded a provisional discrete net tax expense associated with the Tax Act of $434 million. In the quarter and year to date ended September 30, 2018, we recorded a provisional benefit of $16 million and $32 million, respectively, as an adjustment to the amounts recorded at December 31, 2017.

As of September 30, 2018, the amounts recorded for the Tax Act remain provisional for the mandatory one-time deemed repatriation tax on accumulated foreign earnings, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions. We expect to complete our analysis of the amounts recorded upon enactment of the Tax Act within SAB 118's measurement period of one year.

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

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2018	2017	2018	2017
KFC Division	$649	$794	$1,958	$2,296
Pizza Hut Division	229	203	713	659
Taco Bell Division	513	442	1,459	1,349
Unallocated	—	(3)	—	(3)
	$1,391	$1,436	$4,130	$4,301

	Quarter ended		Year to date
Operating Profit	2018	2017	2018	2017
KFC Division	$248	$260	$704	$710
Pizza Hut Division	88	82	257	250
Taco Bell Division	161	147	442	440
Corporate and unallocated G&A expenses(a)	(38)	(45)	(122)	(167)
Unallocated restaurant costs	1	5	2	5
Unallocated Franchise and property revenues(b)	—	(3)	—	(3)
Unallocated Franchise and property expenses(b)	(2)	(5)	(4)	(21)
Unallocated Refranchising gain (loss) (See Note 5)	100	201	285	331
Unallocated Other income (expense)	(5)	1	(9)	1
Operating Profit	$553	$643	$1,555	$1,546
Investment income (expense), net (See Note 5)	96	1	185	3
Other pension income (expense) (See Note 10)	(4)	(10)	(10)	(42)
Interest expense, net	(111)	(110)	(330)	(325)
Income before income taxes	$534	$524	$1,400	$1,182

(a)	Includes non-cash adjustments associated with share-based compensation and charges associated with YUM's Strategic Transformation Initiatives. See Note 5.

(b)	Represents costs associated with the KFC U.S. Acceleration Agreement and Pizza Hut U.S. Transformation Agreement. See Note 5.

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended		Year to date
	2018	2017	2018	2017
Service cost	$1	$2	$5	$8
Interest cost	9	9	27	29
Expected return on plan assets	(10)	(10)	(31)	(33)
Amortization of net loss	4	1	11	4
Amortization of prior service cost	1	2	4	4
Net periodic benefit cost	$5	$4	$16	$12

Additional loss recognized due to settlements(a)	$—	$8	$—	$16
Pension data adjustment(b)	$—	$—	$—	$22
Special termination benefits	$1	$2	$1	$2

(a)	Losses are a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. These losses were recorded in Other pension (income) expense.

(b)
Reflects a non-cash, out-of-year charge related to the adjustment of certain historical deferred vested liability balances in the Plan during the first quarter of 2017 recorded in Other pension (income) expense. See Note 5.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/30/2018	12/31/2017
Current maturities of long-term debt	$301	$386
Less current portion of debt issuance costs and discounts	(6)	(11)
Short-term borrowings	$295	$375

Long-term Debt
Securitization Notes	$2,265	$2,271
Subsidiary Senior Unsecured Notes	2,850	2,850
Revolving Facility	273	—
Term Loan A Facility	494	500
Term Loan B Facility	1,960	1,975
YUM Senior Unsecured Notes(a)	1,875	2,200
Capital lease obligations	80	105
	$9,797	$9,901
Less debt issuance costs and discounts	(91)	(86)
Less current maturities of long-term debt	(301)	(386)
Long-term debt	$9,405	$9,429

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

Details of our short-term borrowings and long-term debt as of December 31, 2017 can be found within our 2017 Form 10-K. Cash paid for interest during the years to date ended September 30, 2018 and 2017 was $300 million and $275 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest and foreign currency exchange rates.

Interest Rate Swaps

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. On July 25, 2016, we agreed with multiple counterparties to swap the variable LIBOR-based component of the interest payments related to $1.55 billion of borrowings under our Term Loan B Facility for a fixed rate. These interest rate swaps will expire in July 2021. Further, on May 14, 2018 we entered into forward-starting interest rate swaps to fix the interest rate on $1.5 billion of borrowings under our Term Loan B Facility from the date the July 2016 swaps expire through March 2025. The interest rate swaps executed in May 2018 will result in a fixed rate of 4.81% on the swapped portion of the Term Loan B Facility from July 2021 through March 2025. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of September 30, 2018.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through September 30, 2018, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through September 30, 2018, all foreign currency forward and swap contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of both September 30, 2018 and December 31, 2017, foreign currency forward and swap contracts outstanding related to intercompany receivables and payables had total notional amounts of $456 million. As of September 30, 2018 these foreign currency forward and swap contracts have durations expiring as late as 2020.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2018, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2018	2017	2018	2017	2018	2017	2018	2017

Interest rate swaps	$12	$—	$(4)	$—	$28	$(8)	$(7)	$2

Foreign currency contracts	4	(17)	(4)	15	15	(49)	(16)	50

Income tax benefit/(expense)	(3)	2	1	(2)	(8)	5	3	(3)

As of September 30, 2018, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $22 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of September 30, 2018, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	9/30/2018		12/31/2017
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,265	$2,289	$2,271	$2,367
Subsidiary Senior Unsecured Notes(b)	2,850	2,858	2,850	2,983
Term Loan A Facility(b)	494	495	500	503
Term Loan B Facility(b)	1,960	1,968	1,975	1,990
YUM Senior Unsecured Notes(b)	1,875	1,871	2,200	2,277

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

		Fair Value
	Level	9/30/2018	12/31/2017	Condensed Consolidated Balance Sheet
Interest Rate Swaps - Asset	2	21	9	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	2	51	40	Other assets
Interest Rate Swaps - Liability	2	2	—	Other liabilities and deferred credits
Foreign Currency Contracts - Liability	2	28	46	Other liabilities and deferred credits
Foreign Currency Contracts - Asset	2	1	5	Prepaid expenses and other current assets
Investment in Grubhub Common Stock	1	385	—	Other assets
Other Investments	1	32	29	Other assets

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of the investment in Grubhub common stock was determined primarily based on closing market prices for the shares. The other investments include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities. The other investments' fair value is determined based on the closing market prices of the respective mutual funds as of September 30, 2018 and December 31, 2017.

Note 14 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company restaurants and guaranteeing certain other leases, we are frequently contingently liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 30, 2018, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessees was approximately $600 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 30, 2018, was approximately $500 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of September 30, 2018 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at September 30, 2018, our guarantee exposure under this program is approximately $2 million based on total loans outstanding of $9 million.

In addition to the guarantees described above, YUM has agreed to provide guarantees of up to approximately $26 million on behalf of franchisees for several programs related to equipment purchases and refranchising.  At September 30, 2018, our guarantee exposure under these financing programs is approximately $10 million.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

In August 2011, Ameranth, Inc. (“Ameranth”) filed a patent infringement action against a number of defendants, including Pizza Hut, LLC, in the U.S. District Court for the Southern District of California (the “Court”) (“2011 Action”), asserting infringement of a family of three patents. In March 2012, Ameranth initiated additional actions for infringement of a related patent, U.S. Patent No. 8,146,077 (“’077 patent”), in the same forum, including an action against Pizza Hut, LLC and its service provider, QuikOrder, Inc. (“’077 Action”). The Court later consolidated for certain purposes the cases against Pizza Hut, LLC and QuikOrder, Inc. and the approximately 40 other defendants filed by Ameranth in the same district, along with the original 2011 Action. In their answer,

Pizza Hut, LLC and QuikOrder, Inc. denied infringement and asserted various defenses, including non-infringement, invalidity, unenforceability and inequitable conduct. The consolidated district court case was stayed until 2017 while various of the defendants brought Covered Business Method patent review actions before the Patent Trial and Appeal Board (“PTAB”). Three of the four patents were invalidated by the PTAB. The PTAB declined to review the ‘077 Patent. In January 2017, the Court granted Ameranth’s motion to lift the stay and set a jury trial date of September 4, 2018 for the claims against Pizza Hut, LLC and QuikOrder, Inc. Prior to the commencement of the trial, the parties agreed to settle this matter. The costs associated with the settlement were not material.

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

For the quarter ended September 30, 2018, GAAP diluted EPS increased 18% to $1.40 per share, and diluted EPS, excluding Special Items, increased 52% to $1.04 per share.

For the year to date ended September 30, 2018, GAAP diluted EPS increased 44% to $3.64 per share, and diluted EPS, excluding Special Items, increased 37% to $2.75 per share.

Quarterly Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+7	+3	+5	(5)	(2)
Pizza Hut Division	Even	(1)	+2	+7	+9
Taco Bell Division	+8	+5	+3	+10	+10
Worldwide	+5	+2	+4	(14)	+2

Year to date Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+2	+5	(1)	(3)
Pizza Hut Division	+1	(1)	+2	+3	+2
Taco Bell Division	+5	+3	+3	—	+1
Worldwide	+5	+2	+4	+1	(1)

Additionally:

•	We opened 410 and 892 net new units for the quarter and year to date, respectively, for 4% net new unit growth.

•
During the quarter, we refranchised 134 restaurants, including 57 KFC, 46 Taco Bell and 31 Pizza Hut units, for pre-tax proceeds of $193 million. We recorded refranchising gains of $100 million in Special Items. During the year to date, we refranchised 329 restaurants, including 137 KFC, 97 Pizza Hut and 95 Taco Bell units, for pre-tax proceeds of $445 million. We recorded refranchising gains of $285 million in Special Items.

•
During the quarter, we repurchased 6.3 million shares totaling $527 million at an average price of $83. During the year to date, we repurchased 20.5 million shares totaling $1,698 million at an average price of $83.

•
We reflected the change in fair value of our investment in Grubhub Inc. ("Grubhub") by recording $94 million and $185 million of pre-tax investment income during the quarter and year to date, respectively.

•	Foreign currency translation impacted Divisional Operating Profit unfavorably for the quarter by $9 million and favorably year to date by $15 million.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2018	2017	% B/(W)		2018	2017	% B/(W)
Company sales	$499	$871	(43)		$1,523	$2,682	(43)
Franchise and property revenues	605	565	7		1,773	1,619	10
Franchise contributions for advertising and other services	287	—	N/A		834	—	N/A
Total revenues	$1,391	$1,436	(3)		$4,130	$4,301	(4)

Restaurant profit	$100	$154	(35)		$265	$459	(42)
Restaurant margin %	20.1%	17.7%	2.4	ppts.	17.4%	17.1%	0.3	ppts.

G&A expenses	$204	$215	5		$631	$699	10
Franchise and property expenses	40	61	35		127	161	21
Franchise advertising and other services expense	288	—	N/A		834	—	N/A
Refranchising (gain) loss	(100)	(201)	(50)		(285)	(331)	(14)
Other (income) expense	7	1	NM		10	3	NM
Operating Profit	$553	$643	(14)		$1,555	$1,546	1

Investment (income) expense, net	$(96)	$(1)	NM		$(185)	$(3)	NM
Other pension (income) expense	4	10	59		10	42	76
Interest expense, net	111	110	—		330	325	(1)
Income tax provision	80	106	24		192	278	31
Net Income	$454	$418	9		$1,208	$904	34

Diluted EPS(a)	$1.40	$1.18	18		$3.64	$2.52	44
Effective tax rate	15.1%	20.2%	5.1	ppts.	13.7%	23.5%	9.8	ppts.

(a)	See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	9/30/2018	9/30/2017	% Increase (Decrease)
Franchise	44,803	42,017	7
Company-owned	1,173	2,335	(50)
	45,976	44,352	4

	Quarter ended		Year to date
	2018	2017	2018	2017
Same-store Sales Growth %	2	3	2	2

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2018	2017	2018	2017
System Sales Growth %, reported	4	6	6	5
System Sales Growth %, excluding FX	5	6	5	5
Core Operating Profit % Growth	2	11	(1)	13
Diluted EPS Growth %, excluding Special Items	52	22	37	20
Effective Tax Rate excluding Special Items	22.3%	27.8%	18.4%	22.8%

	Quarter ended		Year to date
Detail of Special Items	2018	2017	2018	2017
Refranchising gain (loss) (See Note 5)	$100	$201	$285	$331
YUM's Strategic Transformation Initiatives (See Note 5)	(1)	(4)	(2)	(15)
Costs associated with Pizza Hut U.S. Transformation Agreement (See Note 5)	(1)	(8)	(3)	(20)
Costs associated with KFC U.S. Acceleration Agreement (See Note 5)	—	(4)	(2)	(12)
Non-cash credits (charges) associated with share-based compensation (See Note 5)	2	—	3	(18)
Other Special Items Income (Expense)	—	5	1	3
Special Items Income (Expense) - Operating Profit	100	190	282	269
Special Items - Other Pension Income (Expense) (See Note 5)	—	(1)	—	(23)
Special Items Income (Expense) before Income Taxes	100	189	282	246
Tax Benefit (Expense) on Special Items(a)	(12)	(13)	(49)	(64)
Tax Benefit (Expense) - U.S. Tax Act(b)	28	—	62	—
Special Items Income (Expense), net of tax	$116	$176	$295	$182
Average diluted shares outstanding	325	353	332	358
Special Items diluted EPS	$0.36	$0.50	$0.89	$0.51

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$553	$643	$1,555	$1,546
Special Items Income	100	190	282	269
Foreign Currency Impact on Divisional Operating Profit(c)	(9)	N/A	15	N/A
Core Operating Profit	$462	$453	$1,258	$1,277

KFC Division
GAAP Operating Profit	$248	$260	$704	$710
Foreign Currency Impact on Divisional Operating Profit(c)	(8)	N/A	12	N/A
Core Operating Profit	$256	$260	$692	$710

Pizza Hut Division
GAAP Operating Profit	$88	$82	$257	$250
Foreign Currency Impact on Divisional Operating Profit(c)	(1)	N/A	3	N/A
Core Operating Profit	$89	$82	$254	$250

Taco Bell Division
GAAP Operating Profit	$161	$147	$442	$440
Foreign Currency Impact on Divisional Operating Profit(c)	—	N/A	—	N/A
Core Operating Profit	$161	$147	$442	$440

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.40	$1.18	$3.64	$2.52
Special Items Diluted EPS	0.36	0.50	0.89	0.51
Diluted EPS excluding Special Items	$1.04	$0.68	$2.75	$2.01

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	15.1%	20.2%	13.7%	23.5%
Impact on Tax Rate as a result of Special Items(a)(b)	(7.2)%	(7.6)%	(4.7)%	0.7%
Effective Tax Rate excluding Special Items	22.3%	27.8%	18.4%	22.8%

Reconciliation of Company sales to System sales

Consolidated
GAAP Company sales(d)	$499	$871	$1,523	$2,682
Franchise sales	11,589	10,800	33,962	30,729
System sales	12,088	11,671	35,485	33,411
Foreign Currency Impact on System sales(e)	(203)	N/A	526	N/A
System sales, excluding FX	$12,291	$11,671	$34,959	$33,411

KFC Division
GAAP Company sales(d)	$221	$498	$707	$1,465
Franchise sales	6,334	5,784	18,483	16,223
System sales	6,555	6,282	19,190	17,688
Foreign Currency Impact on System sales(e)	(158)	N/A	408	N/A
System sales, excluding FX	$6,713	$6,282	$18,782	$17,688

Pizza Hut Division
GAAP Company sales(d)	$13	$55	$55	$226
Franchise sales	2,916	2,911	8,800	8,439
System sales	2,929	2,966	8,855	8,665
Foreign Currency Impact on System sales(e)	(43)	N/A	116	N/A
System sales, excluding FX	$2,972	$2,966	$8,739	$8,665

Taco Bell Division
GAAP Company sales(d)	$265	$318	$761	$991
Franchise sales	2,339	2,105	6,679	6,067
System sales	2,604	2,423	7,440	7,058
Foreign Currency Impact on System sales(e)	(2)	N/A	2	N/A
System sales, excluding FX	$2,606	$2,423	$7,438	$7,058

(a)
Tax Benefit (Expense) on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. Additionally, during the second quarter of 2018, we recorded a $19 million increase to our Income tax provision for the correction of an error associated with the tax recorded on a prior year divestiture, the effects of which were previously recorded as a Special Item.

(b)
For the quarter and year to date ended September 30, 2018, we recorded $16 million and $32 million decreases, respectively, related to the provisional deemed repatriation tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 ("Tax Act") that was reported as a Special Item. We also recorded tax benefit in the quarter and year to date ended September 30, 2018 related to current year U.S. foreign tax credits that became realizable directly as a result of the impact of the deemed repatriation.

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

Items Impacting Current Quarter and Expected to Impact Future Results

Strategic Transformation Initiatives Impact

We have refranchised a significant number of Company-owned restaurants since the announcement of YUM’s Strategic Transformation Initiatives in October 2016, and additional, significant refranchising is occurring in 2018. The impact on Operating Profit due to refranchising includes the loss of Restaurant profit, which reflects the decrease in Company sales, and the increase in franchise fees from restaurants that have been refranchised. We expect to reduce G&A, including reductions directly attributable to refranchising, such that upon completion of YUM’s Strategic Transformation Initiatives in 2019, on an annual basis, the cumulative impact of lost Operating Profit from refranchising will be largely offset by G&A reductions we have made. However, we expect that Operating Profit will be negatively impacted throughout 2018 as certain G&A reductions lag the loss of Operating Profit due to refranchising. We currently anticipate the negative impact to Core Operating Profit growth for 2018 as a result of refranchising, net of G&A reductions, to be slightly below the low end of the 6 to 7 percentage points we were previously expecting. However, we do not expect our overall 2018 Core Operating Profit to increase as the decreased impact described above is anticipated to be offset by reduced Core Operating Profit contribution from Pizza Hut, particularly in the International business.

KFC United Kingdom ("UK") Supply Availability Issues

On February 14, 2018, we and our franchisees transitioned to a new distributor for the products supplied to our approximately 900 KFCs in the United Kingdom and Ireland (those restaurants accounted for approximately 3% of YUM’s global system sales in the year ended December 31, 2017). In connection with this transition, certain of the restaurants experienced supply availability issues which resulted in store closures or stores operating under a limited menu. Beginning mid-May 2018, all restaurants opened for business, offering their full menus, with advertising beginning at the end of May. On a full-year basis, we continue to expect that Core Operating Profit growth will be negatively impacted by 2 percentage points for KFC Division and 1 percentage point for YUM as a result of these first-half supply availability issues. The estimated negative impact to full-year same-store sales growth continues to be 50 basis points for our KFC Division and 25 basis points for YUM.

Investment in Grubhub

For the quarter and year to date ended September 30, 2018 we recognized income of $94 million and $185 million, respectively, related to our investment in Grubhub. See Note 5 for further discussion of our investment in Grubhub.

Adoption of Topic 606, “Revenue from Contracts with Customers"

The Financial Accounting Standards Board ("FASB") has issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries (“Topic 606”). As a result, the Company has changed its accounting policy for revenue recognition as detailed in Note 2. We adopted Topic 606 beginning with the quarter ended March 31, 2018, using the modified retrospective method. Therefore, the comparative information for fiscal 2017 has not been adjusted and continues to be reported under our accounting polices related to revenue recognition prior to the adoption of Topic 606 ("Legacy GAAP"). GAAP Operating Profit for the quarter ended September 30, 2018 was $2 million lower and Core Operating Profit was $4 million lower than what would have been recognized under Legacy GAAP. GAAP Operating Profit for the year to date ended September 30, 2018 was $2 million higher and Core Operating Profit was $13 million lower than what would have been recognized under Legacy GAAP.

	Quarter ended
Increase (Decrease) vs. Legacy GAAP	KFC Division	Pizza Hut Division	Taco Bell Division	Unallocated(a)	Total
Amortization of upfront fees	$9	$4	$3	$—	$16
Amortization of franchise incentive payments	(2)	(1)	—	—	(3)
Upfront fee cash received	(16)	(2)	(2)	—	(20)
Incentive payments made	—	—	—	—	—
Franchise and property revenues	(9)	1	1	—	(7)
Franchise and property expenses	2	1	—	2	5
Refranchising gain	—	—	—	—	—
Operating Profit	$(7)	$2	$1	$2	$(2)

	Year to date
Increase (Decrease) vs. Legacy GAAP	KFC Division	Pizza Hut Division	Taco Bell Division	Unallocated(a)	Total
Amortization of upfront fees	$28	$12	$7	$—	$47
Amortization of franchise incentive payments	(9)	(3)	—	—	(12)
Upfront fee cash received	(36)	(9)	(8)	—	(53)
Incentive payments made	—	1	1	7	9
Franchise and property revenues	(17)	1	—	7	(9)
Franchise and property expenses	2	1	—	4	7
Refranchising gain	—	—	—	4	4
Operating Profit	$(15)	$2	$—	$15	$2

a)
Reflects incentive payments made to or on behalf of franchisees during 2018 that under Legacy GAAP would have been recognized as expense in full in 2018. Due to the size and nature of such payments, we historically would have included such amounts as Special Items and thus in the table above have not allocated their impact to our Divisional results. Such amounts are now being capitalized with related amortization recognized as a reduction of Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payments relate. Also reflects the recognition of deferred franchise fees upon the modification of existing franchise agreements when entering into master franchise agreements.

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

KFC Division

The KFC Division has 22,104 units, 82% of which are located outside the U.S. Additionally, 98% of the KFC Division units were operated by franchisees as of September 30, 2018.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2018	2017	Reported		Ex FX		2018	2017	Reported		Ex FX
System Sales	$6,555	$6,282	4		7		$19,190	$17,688	8		6
Same-Store Sales Growth %	3	4	N/A		N/A		2	3	N/A		N/A

Company sales	$221	$498	(55)		(53)		$707	$1,465	(52)		(52)
Franchise and property revenues	320	296	8		11		937	831	13		10
Franchise contributions for advertising and other services	108	—	N/A		N/A		314	—	N/A		N/A
Total revenues	$649	$794	(18)		(16)		$1,958	$2,296	(15)		(16)

Restaurant profit	$34	$79	(57)		(54)		$90	$221	(59)		(59)
Restaurant margin %	15.4%	15.9%	(0.5)	ppts.	(0.4)	ppts.	12.7%	15.1%	(2.4)	ppts.	(2.2)	ppts.

G&A expenses	$81	$85	5		3		$247	$259	5		6
Franchise and property expenses	24	29	17		15		78	80	4		6
Franchise advertising and other services expense	107	—	N/A		N/A		312	—	N/A		N/A
Operating Profit	$248	$260	(5)		(2)		$704	$710	(1)		(3)

			% Increase (Decrease)
Unit Count	9/30/2018	9/30/2017
Franchise	21,554	19,745	9
Company-owned	550	1,318	(58)
	22,104	21,063	5

Company sales and Restaurant profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$498	$(269)	$6	$(14)	$221
Cost of sales	(172)	93	(5)	5	(79)
Cost of labor	(114)	62	(2)	3	(51)
Occupancy and other	(133)	72	1	3	(57)
Company restaurant expenses	$(419)	$227	$(6)	$11	$(187)
Restaurant profit	$79	$(42)	$—	$(3)	$34

	Year to date
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$1,465	$(762)	$6	$(2)	$707
Cost of sales	(504)	258	(11)	1	(256)
Cost of labor	(345)	180	(3)	(1)	(169)
Occupancy and other	(395)	205	(2)	—	(192)
Company restaurant expenses	$(1,244)	$643	$(16)	$—	$(617)
Restaurant profit	$221	$(119)	$(10)	$(2)	$90

The quarterly and year to date decreases in Company sales and Restaurant Profit associated with store portfolio actions were driven by refranchising. For the year to date, Company sales and Restaurant profit were also impacted by the supply interruptions in our KFC UK business. Company same-store sales growth was 3% and 1% for the quarter and year to date, respectively.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation and the adoption of Topic 606, were driven by refranchising, international net new unit growth, and franchise same-store sales growth of 3% for the quarter and 2% for the year to date, including the impact of the supply interruptions in our KFC UK business on our year to date results, partially offset by lapping higher than normal renewal and transfer fees that were recognized upfront in the prior year.

G&A

The quarterly and year to date decreases in G&A, excluding the impacts of foreign currency translation, were driven by the positive impact of YUM's Transformation initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by net new unit growth, same-store sales growth and lower G&A, partially offset by refranchising and lapping higher than normal renewal and transfer fees that were recognized upfront in the prior year.

The year to date decrease in Operating Profit, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by refranchising, the supply interruptions in our KFC UK business and lapping higher than normal renewal and transfer fees that were recognized upfront in the prior year, partially offset by net new unit growth and lower G&A.

Pizza Hut Division

The Pizza Hut Division has 16,930 units, 44% of which are located in the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of September 30, 2018.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2018	2017	Reported		Ex FX		2018	2017	Reported		Ex FX

System Sales	$2,929	$2,966	(1)		Even		$8,855	$8,665	2		1
Same-Store Sales Growth (Decline) %	(1)	1	N/A		N/A		(1)	(1)	N/A		N/A

Company sales	$13	$55	(77)		(77)		$55	$226	(76)		(76)
Franchise and property revenues	143	148	(3)		(2)		432	433	Even		(1)
Franchise contributions for advertising and other services	73	—	N/A		N/A		226	—	N/A		N/A
Total revenues	$229	$203	12		13		$713	$659	8		7

Restaurant profit	$—	$1	NM		NM		$(1)	$14	NM		NM
Restaurant margin %	(2.2)%	1.9%	(4.1)	ppts.	(4.1)	ppts.	(1.3)%	6.0%	(7.3)	ppts.	(7.3)	ppts.

G&A expenses	$45	$44	(2)		(3)		$141	$151	6		7
Franchise and property expenses	9	21	61		60		28	44	37		38
Franchise advertising and other services expense	74	—	N/A		N/A		229	—	N/A		N/A
Operating Profit	$88	$82	7		9		$257	$250	3		2

			% Increase (Decrease)
Unit Count	9/30/2018	9/30/2017
Franchise	16,868	16,245	4
Company-owned	62	306	(80)
	16,930	16,551	2

Company sales and Restaurant profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$55	$(43)	$1	$—	$13
Cost of sales	(16)	13	(1)	—	(4)
Cost of labor	(19)	14	—	—	(5)
Occupancy and other	(19)	14	1	—	(4)
Company restaurant expenses	$(54)	$41	$—	$—	$(13)
Restaurant profit	$1	$(2)	$1	$—	$—

	Year to date
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$226	$(172)	$1	$—	$55
Cost of sales	(65)	50	(1)	—	(16)
Cost of labor	(74)	54	(1)	—	(21)
Occupancy and other	(73)	55	(1)	—	(19)
Company restaurant expenses	$(212)	$159	$(3)	$—	$(56)
Restaurant profit	$14	$(13)	$(2)	$—	$(1)

The quarterly and year to date decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising. Company same-store sales growth was 3% and even for the quarter and year to date, respectively.

Franchise and property revenues

The quarterly decrease in Franchise and property revenues, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by franchise same-store sales declines of 1%, partially offset by net new unit growth and the impact of refranchising.

The year to date decrease in Franchise and property revenues, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by franchise same-store sales declines of 1%, partially offset by net new unit growth and the impact of refranchising.

G&A

The quarterly increase in G&A, excluding the impact of foreign currency translation, was driven by higher various costs, partially offset by YUM’s Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

The year to date decrease in G&A, excluding the impact of foreign currency translation, was driven by YUM’s Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, and lapping higher litigation costs.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by lower advertising costs associated with the Pizza Hut Transformation Agreement, net new unit growth and refranchising, partially offset by same-store sales declines.

The year to date increase in Operating Profit, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by net new unit growth, lower G&A and refranchising, partially offset by same-store sales declines.

Taco Bell Division

The Taco Bell Division has 6,942 units, the vast majority of which are in the U.S. The Company owned 9% of the Taco Bell units in the U.S. as of September 30, 2018.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2018	2017	Reported		Ex FX		2018	2017	Reported		Ex FX

System Sales	$2,604	$2,423	7		8		$7,440	$7,058	5		5
Same-Store Sales Growth %	5	3	N/A		N/A		3	5	N/A		N/A

Company sales	$265	$318	(17)		(17)		$761	$991	(23)		(23)
Franchise and property revenues	142	124	15		15		404	358	13		13
Franchise contributions for advertising and other services	106	—	N/A		N/A		294	—	N/A		N/A
Total revenues	$513	$442	16		16		$1,459	$1,349	8		8

Restaurant profit	$65	$69	(6)		(6)		$174	$219	(21)		(21)
Restaurant margin %	24.7%	21.9%	2.8	ppts.	2.8	ppts.	22.9%	22.1%	0.8	ppts.	0.8	ppts.

G&A expenses	$40	$41	3		3		$121	$122	1		1
Franchise and property expenses	5	6	9		9		17	16	(10)		(10)
Franchise advertising and other services expense	107	—	N/A		N/A		293	—	N/A		N/A
Operating Profit	$161	$147	10		10		$442	$440	—		1

			% Increase (Decrease)
Unit Count	9/30/2018	9/30/2017
Franchise	6,381	6,027	6
Company-owned	561	711	(21)
	6,942	6,738	3

Company sales and Restaurant profit

The changes in Company sales and Restaurant profit were as follows:

	Quarter ended
Income / (Expense)	2017	Store Portfolio Actions	Other	2018
Company sales	$318	$(68)	$15	$265
Cost of sales	(87)	20	—	(67)
Cost of labor	(91)	19	(2)	(74)
Occupancy and other	(71)	13	(1)	(59)
Company restaurant expense	$(249)	$52	$(3)	$(200)
Restaurant profit	$69	$(16)	$12	$65

	Year to date
Income / (Expense)	2017	Store Portfolio Actions	Other	2018
Company sales	$991	$(255)	$25	$761
Cost of sales	(262)	69	—	(193)
Cost of labor	(288)	73	(8)	(223)
Occupancy and other	(222)	52	(1)	(171)
Company restaurant expense	$(772)	$194	$(9)	$(587)
Restaurant profit	$219	$(61)	$16	$174

The decrease in Company Sales and Restaurant profit for the quarter associated with store portfolio actions was driven by refranchising, partially offset by net unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 6% and commodity cost deflation, partially offset by higher labor costs.

The year to date decrease in Company Sales and Restaurant profit associated with store portfolio actions was driven by refranchising, partially offset by net unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 3%, partially offset by higher labor costs.

Franchise and property revenues

The quarterly and year-to-date increase in Franchise and property revenues, excluding the adoption of Topic 606, was driven by refranchising, quarterly and year to date franchise same-store sales growth of 5% and 3%, respectively, and net new unit growth.

G&A

The quarterly decrease in G&A was driven by the positive impact of YUM's Transformation initiatives, including reductions in G&A directly attributable to refranchising.

The year to date decrease in G&A was driven by the positive impact of YUM's Transformation initiatives, including reductions in G&A directly attributable to refranchising and the favorable impact of forfeitures related to share based compensation awards, partially offset by lapping lower litigation costs.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of the adoption of Topic 606, was driven by same-store sales growth and net new unit growth, partially offset by refranchising.
The year to date increase in Operating Profit, excluding the impacts of the adoption of Topic 606, was driven by same-store sales growth and net new unit growth, partially offset by refranchising and higher restaurant opeating costs.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2018	2017	% B/(W)		2018	2017	% B/(W)
Corporate and unallocated G&A	$(38)	$(45)	16		$(122)	$(167)	27
Unallocated restaurant costs	1	5	(78)		2	5	(65)
Unallocated Franchise and property revenues	—	(3)	NM		—	(3)	NM
Unallocated Franchise and property expenses	(2)	(5)	57		(4)	(21)	78
Refranchising gain (loss) (See Note 5)	100	201	(50)		285	331	(14)
Unallocated Other income (expense)	(5)	1	NM		(9)	1	NM
Investment income (expense), net (See Note 5)	96	1	NM		185	3	NM
Other pension income (expense) (See Note 10)	(4)	(10)	59		(10)	(42)	76
Interest expense, net	(111)	(110)	0		(330)	(325)	(1)
Income tax provision (See Note 8)	(80)	(106)	24		(192)	(278)	31
Effective tax rate (See Note 8)	15.1%	20.2%	5.1	ppts.	13.7%	23.5%	9.8	ppts.

Corporate and unallocated G&A

The decrease in Corporate G&A expenses for the quarter was driven by lapping charges related to the Pizza Hut U.S. Transformation Agreement (see Note 5) and current year G&A reductions due to the impact of YUM’s Strategic Transformation Initiatives.

The decrease in Corporate G&A expenses for the year to date was driven by lapping non-cash charges associated with the modification of Executive Income Deferral (“EID”) share-based compensation awards (See Note 5), current year G&A reductions due to the impact of YUM’s Strategic Transformation Initiatives, lapping costs associated with YUM's Strategic Transformation Initiatives (See Note 5) and lapping charges related to the Pizza Hut U.S. Transformation Agreement (See Note 5).

Unallocated Franchise and property revenues

Unallocated Franchise and property revenues reflect charges related to the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Franchise and property expenses

Unallocated Franchise and property expenses reflect charges related to the Pizza Hut U.S. Transformation Agreement and/or the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Other income (expense)

Unallocated Other income (expense) primarily includes foreign exchange gains (losses).

Other Pension (Income) Expense

The decrease in Other Pension (Income) Expense for the quarter was driven by lapping settlement charges in our US plans. See Note 10.

The decrease in Other Pension (Income) Expense for the year to date was driven by lapping an adjustment to our deferred vested pension obligation and lapping settlement charges in our US plans. See Note 10.

Consolidated Cash Flows

Net cash provided by operating activities was $796 million in 2018 versus $718 million in 2017. The increase was largely driven by lower compensation payments.

Net cash provided by investing activities was $89 million in 2018 versus $489 million in 2017. The decrease was primarily driven by lower refranchising proceeds in 2018 and our $200 million investment in Grubhub common stock in 2018.

Net cash used in financing activities was $2,161 million in 2018 versus $1,029 million in 2017. The increase was primarily driven by lower net borrowings and higher share repurchases.

Consolidated Financial Condition

Our Condensed Consolidated Balance Sheet was impacted by the adoption of Topic 606. See Note 5 for further discussion. Other assets also increased $385 million as of September 30, 2018 due to the inclusion of our investment in Grubhub common stock (see Note 5).

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

From 2017 through 2019, we intend to return $6.5 to $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these shareholder returns through a combination of free cash flow generation, refranchising proceeds and maintenance of our five times EBITDA leverage. During the year to date ended September 30, 2018, we have used cash to repurchase 20.5 million shares of our Common Stock for $1.7 billion and pay cash dividends of $349 million.

Our primary sources of liquidity are cash on hand, cash generated by operations and our revolving facilities. As of September 30, 2018, we had Cash and cash equivalents of $198 million. Cash and cash equivalents decreased from $1,522 million at December 31, 2017 due to share repurchases, dividend payments, the repayment of $325 million in YUM Senior Unsecured Notes that matured in March 2018 and our investment in Grubhub. We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows have historically been in excess of $1 billion each of the past three years. We anticipate that the decrease in operating cash flows from the operation of fewer Company-owned stores due to refranchising will be offset going forward with savings generated from decreased capital investment and G&A required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain a $1 billion Revolving Facility under our existing Credit Agreement. As of September 30, 2018, there were $273 million of outstanding borrowings under the Revolving Facility.

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

Debt Instruments

As of September 30, 2018, our Long-term debt is comprised primarily of borrowings under our Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes. See Note 11 for additional details. The following table summarizes the future maturities of our outstanding long-term debt, excluding capital leases, as of September 30, 2018.

	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	2037	2043	Total
Securitization Notes			$788			$493			$984				$2,265
Credit Agreement	11	45	51	76	395	19	20	1,837					2,454
Subsidiary Senior Unsecured Notes							1,050		1,050	750			2,850
YUM Senior Unsecured Notes		250	350	350		325					325	275	1,875
Revolving facility					273								273
Total	$11	$295	$1,189	$426	$668	$837	$1,070	$1,837	$2,034	$750	$325	$275	$9,717

On November 1, 2018, we announced our intention to refinance the Securitization Notes that are due in 2020 with a new series of notes (the “New Notes”) issued under the Company’s existing securitization financing facility. The New Notes are expected to total $1.2 billion and will be used to pay off the $788 million in Securitization Notes that are due in 2020 and certain, other outstanding indebtedness of YUM. Any additional proceeds will be used to pay certain transaction-related expenses or for general corporate purposes and may be used to return capital to shareholders of YUM. There can be no assurance regarding the timing of a refinancing transaction, the interest rate at which the specified Securitization Notes would be refinanced, or that a refinancing transaction will be completed.

New Accounting Pronouncements Not Yet Adopted

Starting in February 2016 and continuing into 2018, the FASB issued standards on the recognition and measurement of leases that are intended to increase transparency and comparability among organizations by requiring that substantially all lease assets and liabilities be recognized on the balance sheet and by requiring the disclosure of key information about leasing arrangements. We will adopt these standards using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the first quarter of 2019 and will not recast the comparative periods presented in the Financial Statements upon adoption.

The standards provide a number of optional practical expedients and policy elections in transition. We currently expect to elect the ‘package of practical expedients’ under which we will not reassess under the standards our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We currently expect to elect the short-term lease recognition exemption for all leases that qualify, meaning we would not recognize right-of-use assets or lease liabilities for those leases. We are still evaluating whether we will make an election to not separate lease and non-lease components and, if so, to which class of underlying asset the election would relate.

We are evaluating the impact the adoption of the standards will have on our Financial Statements. We have made significant progress in assessing the impact of the standards and planning for their adoption and implementation. We have completed an initial scoping analysis and worldwide data gathering process of our current lease portfolio. We are currently reviewing the preliminary information for completeness of the lease portfolio, analyzing the financial statement impact of adopting the standards, and evaluating the impact of adoption on our existing accounting policies and disclosures.

Based on our current volume of store leases we expect this adoption will result in a material increase in the Total Assets and Total Liabilities on our Consolidated Balance Sheet. We do not anticipate adoption will have a significant impact on our Consolidated Statements of Income or Cash Flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2018 to the disclosures made in Item 7A of the Company’s 2017 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2018.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the quarter and year-to-date periods ended September 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the year-to-date periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 7, 2018

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2018 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
7/1/18-7/31/18	2,312	$78.78	2,312	$147

8/1/18-8/31/18	2,159	$83.26	2,159	$1,968

9/1/18-9/30/18	1,866	$88.51	1,866	$1,802
Total	6,337	$83.17	6,337	$1,802

On August 10, 2018 our Board of Directors authorized share repurchases through December 2019 of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock.

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

YUM! BRANDS, INC.
(Registrant)

Date:	November 7, 2018	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)