Form 10-K
period 2018-12-31
YUM BRANDS INC
filed 2019-02-21
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[•]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ✓ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):  Large accelerated filer:  [✓] Accelerated filer:  [  ] Non-accelerated filer:  [  ] Smaller reporting company:  [  ] Emerging growth company: [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes       No ✓

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2018 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $24.7 billion.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 13, 2019 was 306,414,175 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 16, 2019 are incorporated by reference into Part III.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K.  You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. The forward-looking statements included in this Form 10-K are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

PART I

Item 1.	Business.

YUM! Brands, Inc. (referred to herein as “YUM”, the “Registrant” or the “Company”), was incorporated under the laws of the state of North Carolina in 1997.  The principal executive offices of YUM are located at 1441 Gardiner Lane, Louisville, Kentucky 40213, and the telephone number at that location is (502) 874-8300. Our website address is http://www.yum.com.

YUM, together with its subsidiaries, is referred to in this Form 10-K annual report (“Form 10-K”) as the Company.  The terms “we,” “us” and “our” are also used in the Form 10-K to refer to the Company.  Throughout this Form 10-K, the terms “restaurants,” “stores” and “units” are used interchangeably. While YUM does not directly own or operate any restaurants, throughout this document we may refer to restaurants that are owned or operated by our subsidiaries as being Company-owned.

Overview of Business

YUM has over 48,000 restaurants in more than 140 countries and territories primarily operating under the three concepts of KFC, Pizza Hut and Taco Bell (the “Concepts”).  These three concepts are global leaders of the chicken, pizza and Mexican-style food categories, respectively. At December 31, 2018, 98% of our units are operated by independent franchisees or licensees under the terms of franchise or license agreements.  The terms "franchise" or "franchisee" within this Form 10-K are meant to describe third parties that operate units under either franchise or license agreements.
Following is a summary of our Concepts' operations and a brief description of each Concept as of and for the year ended December 31, 2018:

	Number of Units	% of Units International	Number of Countries and Territories	% Franchised	System Sales (in Millions)
KFC Division	22,621	82%	136	99%	$26,239
Pizza Hut Division*	18,431	59%	111	99%	12,212
Taco Bell Division	7,072	7%	27	93%	10,786
YUM*	48,124	62%	145	98%	$49,237

*Unit information includes 1,282 units operating under the Telepizza brand as of December 31, 2018. See Part II, Item 7 for a description of the Telepizza strategic alliance.

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

Business Strategy

Four growth drivers form the basis of YUM’s strategic plans and repeatable business model to accelerate same-store sales growth and net new restaurant development at KFC, Pizza Hut and Taco Bell around the world over the long term. The Company is focused on becoming best-in-class in:

•	Building Relevant, Easy and Distinctive Brands

•	Developing Unmatched Franchise Operating Capability

•	Driving Bold Restaurant Development

•	Growing Unrivaled Culture and Talent

Information about Operating Segments

As of December 31, 2018, YUM consists of three operating segments:

•	The KFC Division which includes the worldwide operations of the KFC concept

•	The Pizza Hut Division which includes the worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes the worldwide operations of the Taco Bell concept

Franchise Agreements

The franchise programs of the Company are designed to promote consistency and quality, and the Company is selective in granting franchises.  The Company is focused on partnering with franchisees who have the commitment, capability and capitalization to grow our Concepts. Franchisees can range in size from individuals owning just one restaurant to large publicly-traded companies.

The Company utilizes both store-level franchise and master franchise programs to grow its businesses.  Of our over 47,000 franchised units at December 31, 2018, approximately 30% operate under our master franchise programs, primarily units in China and those operating under the Telepizza strategic alliance (see Part II, Item 7 for a description of the Telepizza strategic alliance).   The remainder of our franchise units operate under store-level franchise agreements. Under both types of franchise programs, franchisees supply capital by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business.  In certain historical refranchising transactions the Company may have retained ownership of land and building and continues to lease them to the franchisee.  Store-level franchise agreements  typically require  payment to the Company of certain upfront fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise agreement and fees paid in the event the franchise agreement is transferred to another franchisee.  Franchisees also pay monthly continuing fees based on a percentage of their restaurants' sales (typically 4% - 6%) and are required to spend a certain amount to advertise and promote the brand.  Under master franchise arrangements, the Company enters into agreements that allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories.  Master franchisees are typically responsible for overseeing development within their territories and performing certain other administrative duties with regard to the oversight of sub-franchisees. In exchange, master franchisees retain a certain percentage of fees payable by the sub-franchisees under their franchise agreements and typically pay lower fees for the restaurants they operate. Our largest master franchisee, Yum China, pays the Company a continuing fee of 3% on system sales of our Concepts in mainland China.

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

Restaurant Operations

Through its Concepts, YUM develops, operates and franchises a worldwide system of both traditional and non-traditional Quick Service Restaurants ("QSR").  Traditional units can feature dine-in, carryout, drive-thru and delivery services.  Non-traditional units include express units and kiosks that have a more limited menu, usually generate lower sales volumes and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

Most restaurants in each Concept offer consumers the ability to dine in and/or carryout food.  In addition, Taco Bell and KFC offer a drive-thru option in many stores.  Pizza Hut offers a drive-thru option on a much more limited basis.  Pizza Hut typically offers delivery service, while, on a more limited but expanding basis, KFC and Taco Bell allow for consumers to have the Concepts' food delivered either through store-level or third-party delivery services. On February 7, 2018, certain of our subsidiaries entered into a master services agreement with an affiliate of Grubhub, Inc. ("Grubhub"), an online and mobile takeout food-ordering company in the U.S., which is intended to provide dedicated support for the KFC and Taco Bell branded online delivery channels in the U.S. through Grubhub’s online ordering platform, logistics and last-mile support for delivery orders, as well as point-of-sale integration to streamline operations.

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

Supply and Distribution

The Company and franchisees of the Concepts are substantial purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken, cheese, beef and pork products, paper and packaging materials. Prices paid for these supplies fluctuate.  When prices increase, the Concepts may attempt to pass on such increases to their customers, although there is no assurance that this can be done practically. The Company does not typically experience significant continuous shortages of supplies, and alternative sources for most of these products are generally available.

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

Outside the U.S., we and our Concepts' franchisees primarily use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors. We and our franchisees have approximately 6,300 food and paper suppliers, including U.S.-based suppliers that export to many countries.

Advertising and Promotional Programs

Company-owned and franchise restaurants are required to spend a percentage of their respective restaurants’ sales on advertising programs with the goal of increasing sales and enhancing the reputation of the Concepts. Advertising may be conducted nationally, regionally and locally. When multiple franchisees operate in the same country or region the national and regional advertising spending is typically conducted by a cooperative to which the franchisees and Company-owned stores, if any, contribute funds as a percentage of restaurants’ sales. The contributions are primarily used to pay for expenses relating to purchasing media for advertising, market research, commercial production, talent payments and other support functions for the respective Concepts. We control the advertising activities of certain advertising cooperatives through our majority voting rights.

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

Competition

The retail food industry, in which our Concepts compete, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including those in the QSR segment), and is intensely competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives, customer service reputation, restaurant location and attractiveness and maintenance of properties. Competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas. The retail food industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Each of our Concepts competes with international, national and regional restaurant chains as well as locally-owned restaurants, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.  Given the various types and vast number of competitors, our Concepts do not constitute a significant portion of the retail food industry in terms of number of system units or system sales, either on a worldwide or individual country basis.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2018, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Operations.  The Company and its U.S. operations, as well as our franchisees, are subject to various federal, state and local laws affecting its business, including laws and regulations concerning information security, labor and employment, health, marketing, food labeling, sanitation and safety.  Each of our and our Concepts’ franchisees' restaurants in the U.S. must comply with licensing requirements and regulations promulgated by a number of governmental authorities, which include health, sanitation, safety, fire and zoning agencies in the state and/or municipality in which the restaurant is located.  In addition, each Concept must comply with various state and federal laws that regulate the franchisor/franchisee relationship.  To date, the Company has not been materially adversely affected by such licensing requirements and regulations or by any difficulty, delay or failure to obtain required licenses or approvals.

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

Employees

As of year end 2018, the Company and its subsidiaries employed approximately 34,000 persons. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some employees are subject to labor council relationships that vary due to the diverse countries in which the Company operates.  The Company and its Concepts consider employee relations to be good.

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

Food-borne illnesses, such as E. coli, Listeria, Salmonella and Trichinosis, occur or may occur within our system from time to time.  In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us or one of our Concepts’ restaurants, including restaurants operated by us or our Concepts’ franchisees, or linking our competitors or the retail food industry generally, to instances of food-borne illness or food safety issues could adversely affect our Concepts’ brands and reputations as well as our revenues and profits, and possibly lead to product liability claims, litigation and damages.  If a customer of one of our Concepts becomes ill from food borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.  In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of competitors, or suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our sales or the sales of our Concepts’ franchisees. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Health concerns arising from outbreaks of viruses or other diseases may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic, including various strains of avian flu or swine flu, such as H1N1. The occurrence of such an outbreak of an epidemic, illness or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of restaurants, which could severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Our operations could be disrupted if any of our employees or employees of our business partners were suspected of having the avian flu or swine flu, or other illnesses such as hepatitis A or norovirus, since this could require us or our business partners to quarantine some or all of such employees or disinfect our restaurant facilities. Outbreaks of avian flu occur from time to time around the world, and such outbreaks have resulted in confirmed human cases. It is possible that outbreaks could reach pandemic levels.  Public concern over avian flu generally may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. Because poultry is a menu offering for our Concepts, this would likely result in lower revenues and profits for us and our Concepts’ franchisees. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact profit margins and revenues for us and our Concepts' franchisees.

Furthermore, other viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants.  We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures, impose restrictions on operations of restaurants, or restrict the import or export of products, or if suppliers issue mass recalls of products.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may affect our business.

Our operating results and growth strategies are closely and increasingly tied to the success of our Concepts’ franchisees.

A significant and growing portion of our restaurants are operated by our Concepts’ franchisees. At the end of 2018, over 98% of our stores are operated by franchisees. Our refranchising efforts have increased our dependence on the financial success and cooperation of our Concepts’ franchisees. In addition, our long-term system sales growth targets depend on an acceleration of our historical net system unit growth rate. Nearly all of this unit growth is expected to result from new unit openings by our Concepts’ franchisees. If our Concepts’ franchisees do not meet our expectations for new unit development, we may fall short of our system sales targets.

We have limited control over how our Concepts’ franchisees’ businesses are run, and their inability to operate successfully could adversely affect our operating results through decreased royalty payments. If our Concepts’ franchisees fail to adequately capitalize their businesses or incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy.  If a significant franchisee of one of our Concepts becomes, or a significant number of our Concepts’ franchisees in the aggregate become, financially distressed, our operating results could be impacted through reduced or delayed royalty payments and reduced new unit development. In addition, we are secondarily liable on certain of our Concepts’ franchisees’ lease agreements, including lease agreements that we have guaranteed or assigned to franchisees in connection with the refranchising of certain Company-owned restaurants. Our operating results could be impacted by any increased rent obligations for such leased properties to the extent our Concepts’ franchisees default on such lease agreements.

Our success also depends on the willingness and ability of our Concepts’ franchisees to implement major initiatives such as restaurant remodels or equipment or technology upgrades, which may require financial investment. Our Concepts may be unable to successfully implement strategies that we believe are necessary for further growth if their franchisees do not participate, which in turn may harm the growth prospects and financial condition of the Company. Additionally, the failure of our Concepts’ franchisees to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness (even if such failures do not rise to the level of breaching the related franchise documents), could have a negative impact on our business.

We may not achieve our target development goals, aggressive development could cannibalize existing sales and new restaurants may not be profitable.

Our growth strategy depends on our and our Concepts’ franchisees’ ability to increase net restaurant count in markets around the world.  The successful development of new units depends in large part on the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants profitably.  We cannot guarantee that we, or our Concepts’ franchisees, including Yum China, will be able to achieve our expansion goals or that new restaurants will be operated profitably.  Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants.  Other risks that could impact our ability to increase the number of our restaurants include prevailing economic conditions and trade or economic sanctions and our, or our Concepts’ franchisees’, ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified management teams and restaurant crews, and meet construction schedules.

Expansion into target markets could also be affected by our Concepts’ franchisees’ willingness to invest capital or ability to obtain financing to construct and open new restaurants.  If it becomes more difficult or more expensive for our Concepts’ franchisees to obtain financing to develop new restaurants, or if the perceived return on invested capital is not sufficiently attractive, the expected growth of our system could slow and our future revenues and operating cash flows could be adversely impacted.

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

We are in the process of implementing our previously announced strategic transformation plans to drive global expansion of our KFC, Pizza Hut and Taco Bell brands. Following our becoming 98% franchised as of the end of 2018, the remaining components of this transformation include, among other things, a plan to significantly reduce annual capital expenditures and our general and administrative costs by the end of 2019. We cannot assure you that we will be able to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits of this transformation, including the anticipated levels of cost savings and efficiency, within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There is no assurance that we will successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives, or execute successfully on our transformation strategy, in the expected timeframes or at all. In addition, there can be no assurance that our efforts, if properly executed, will result in our desired outcome of improved financial performance.

We have significant exposure to the Chinese market through our largest franchisee, Yum China, which subjects us to risks that could negatively affect our business.

In connection with the spin-off of our China business in 2016, we entered into a Master License Agreement with Yum China pursuant to which Yum China is the exclusive licensee of the KFC, Pizza Hut and Taco Bell Concepts and their related marks and other intellectual property rights for restaurant services in China. Following the Separation, Yum China became, and continues to be, our largest franchisee. As a result, our overall financial results are significantly affected by Yum China’s results. Yum China's business is exposed to risks in China, which include, among others, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), consumer preferences, the regulatory environment, and tax laws and regulations including the tax treatment of the royalty paid to YUM, as well as increased media scrutiny of our Concepts and industry, fluctuations in foreign exchange rates, increased restrictions or tariffs on imported supplies as a result of trade disputes and increased competition.  Further, any significant or prolonged deterioration in U.S.-China relations could adversely affect our Concepts in China if Chinese consumers reduce the frequency of their visits to Yum China’s restaurants.  Chinese law regulates Yum China's business conducted within China. Our royalty income from the Yum China business is therefore subject to numerous uncertainties based on the policies of the Chinese government, as they may change from time to time. If Yum China’s business is harmed or development of our Concepts’ restaurants is slowed in China due to any of these factors, it could negatively impact the royalty paid by Yum China to us, which would negatively impact our financial results or our growth prospects.

Our relationship with Yum China is governed primarily by a Master License Agreement, which may be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of Yum China. In addition, if we are unable to enforce our intellectual property or contract rights in China, if Yum China is unable or unwilling to satisfy its obligations under the Master License Agreement, or if the Master License Agreement is otherwise terminated, it could result in an interruption in the operation of our brands that have been exclusively licensed to Yum China for use in China. Such interruption could cause a delay in, or loss of, royalty income to us, which would negatively impact our financial results.

Our international operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated in countries and territories outside of the U.S., including in emerging markets, and we intend to continue expansion of our international operations.  As a result, our business and the businesses of our Concepts’ franchisees are increasingly exposed to risks inherent in international operations.  These risks, which can vary substantially by country, include political instability, corruption, anti-American sentiment and social and ethnic unrest, as well as changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment, income and non-income based tax rates and laws, sanctions, foreign exchange control regimes including restrictions on currency conversion, consumer preferences and the laws and policies that govern foreign investment in countries where our Concepts' restaurants are operated. In addition, we and our franchisees do business in jurisdictions that may be subject to trade or economic sanction regimes and such sanctions could be expanded. Any failure to comply with such sanction regimes or other similar laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of business licenses, or a cessation of operations at our or our franchisees’ businesses, as well as damage to our and our Concepts’ brands’ images and reputations, all of which could harm our profitability.

Foreign currency risks and foreign exchange controls could adversely affect our financial results.

Our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  More specifically, an increase in the value of the U.S. dollar relative to other currencies, such as the Chinese Renminbi (“RMB”), Australian Dollar, the British Pound and the Euro, as well as currencies in certain other markets, such as the Malaysian Ringgit and Russian Ruble, could have an adverse effect on our reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows. In addition, the governments in certain countries where we operate, including China, restrict the conversion of local currency into foreign currencies and, in certain cases, the remittance of currency out of the country. Yum China’s income is almost exclusively derived from the earnings of its Chinese subsidiaries, with substantially all revenues of its Chinese subsidiaries denominated in RMB. Any significant fluctuation in the value of the RMB could materially impact the U.S. dollar value of royalty payments made to us by Yum China, which could result in lower revenues. In addition, restrictions on the conversion of RMB to U.S. dollars or further restrictions on the remittance of currency out of China could result in delays in the remittance of Yum China’s license fee, which could impact our liquidity.

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

Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we, our Concepts and our Concepts’ franchisees do business. For example, the European Union adopted a new regulation that became effective in May 2018, The General Data Protection Regulation ("GDPR"), which requires companies to meet new requirements regarding the handling of personal data. In addition, in June 2018 the State of California enacted the California Consumer Privacy Act (the “CCPA”), which will become effective in 2020, requiring companies that process information on California residents to, among other things, make new disclosures to consumers about data collection, use and sharing practices. Our failure to adhere to or successfully implement appropriate processes to adhere to the requirements of GDPR, CCPA and other evolving laws and regulations in this area could result in financial penalties, legal liability and could damage our and our Concepts’ brands’ reputations.

Unreliable or inefficient restaurant or consumer interfacing technology or the failure to successfully implement technology initiatives in the future could adversely impact operating results.

We and our Concepts’ franchisees' rely heavily on information technology systems in the conduct of our business, some of which are managed, hosted, provided and/or used by third parties, including, for example, point-of-sale processing in our restaurants, management of our supply chain and various other processes and procedures. These systems are subject to damage, interruption or failure due to theft, fire, power outages, telecommunications failure, computer viruses, security breaches, malicious cyber-attacks or other catastrophic events. Certain technology systems may also be unreliable or inefficient, and technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems operations. If our or our Concepts' franchisees' information technology systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, customer or employee dissatisfaction, or negative publicity that could negatively impact our reputation, results of operations and financial condition.

We and our Concepts’ franchisees rely on technology not only to efficiently operate our restaurants but also to drive the customer experience, sales growth and margin improvement. Execution of our growth strategy will be dependent on our initiatives to implement technology solutions and gather and leverage data to enhance restaurant operations and improve the customer experience. Our strategic technology initiatives may not be timely implemented or may not achieve the desired results. Even if we effectively implement and manage our technology initiatives, they may not result in sales growth or margin improvement. Additionally, implementing the evolving technology demands of the consumer may place a significant financial burden on us and our Concepts’ franchisees.

There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales. Such platforms may experience disruptions, which could harm our ability to compete and conduct our business.

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

Yum China, our largest franchisee, utilizes third-party mobile payment apps such as Alipay and WeChat as a means through which to generate sales and process payments. Should customers become unable to access mobile payment apps in China, or should the relationship between Yum China and one or more third-party mobile payment processors become interrupted, our results of operations could be negatively impacted.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our business, reputation, financial condition, and results of operations, regardless of the information’s accuracy. The damage may be immediate without affording us an opportunity for redress or correction.

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

The products sold by our Concepts and their franchisees are sourced from a wide variety of domestic and international suppliers. We, along with our Concepts’ franchisees, are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices.  Shortages or interruptions in the supply of food items and other supplies to our Concepts’ restaurants could adversely affect the availability, quality and cost of items we use and the operations of our restaurants.  In February 2018, we and our franchisees transitioned to a new distributor for the products supplied to our approximately 900 KFCs in the United Kingdom and Ireland. In connection with this transition, certain of the restaurants experienced supply availability issues which resulted in store closures or stores operating under a limited menu for a period of time. Future, similar shortages or disruptions could be caused by inclement weather, natural disasters, inaccurate forecasting of customer demand, problems in production or distribution, restrictions on imports or exports including due to trade disputes, the inability of vendors to obtain credit, political instability in the countries in which the suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards or requirements, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements, product recalls, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control or the control of our Concepts’ franchisees.   The pending withdrawal of the United Kingdom from the European Union, particularly if such withdrawal occurs without a transition agreement in effect, may result in the reimposition of customs and border controls, which in turn may result in shortages or interruptions in supply to our Concepts in the United Kingdom with consequences similar to those described above. In the U.S., the Company, along with representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, are members of Restaurant Supply Chain Solutions, LLC (“RSCS"), which is responsible for purchasing certain restaurant products and equipment. Any failure or inability of RSCS to perform its purchasing obligations could result in shortages or interruptions in the availability of food and other supplies.

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

Restaurant operations are highly service-oriented and our success depends in part upon our and our Concepts’ franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. The market for qualified employees in the retail food industry is very competitive. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants by us and our Concepts’ franchisees and could adversely impact operation of our Concepts’ existing restaurants. Any such delays, material increases in employee turnover rate in franchisee management or existing restaurants or widespread employee dissatisfaction could have a material adverse effect on our and our Concepts’ franchisees’ business and results of operations.

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

The National Labor Relations Board (the “NLRB”) in 2014 adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. If this joint employer liability standard is upheld or adopted by other government agencies and/or applied generally to franchise relationships under other laws like the U.S. Fair Labor Standards Act, it could cause us or our Concepts to be liable or held responsible for unfair labor practices and other violations and could subject our Concepts to other liabilities, and/or require our Concepts to conduct collective bargaining negotiations, regarding employees of totally separate, independent employers, most notably our Concepts’ franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.

An increase in food prices may have an adverse impact on our and our Concepts’ franchisees’ profit margins.

Our and our Concepts’ franchisees’ businesses depend on reliable sources of large quantities of raw materials such as proteins (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Raw materials purchased for use in our Concepts’ restaurants are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as weather conditions or natural events or disasters that affect expected harvests of such raw materials, or taxes and tariffs including as a result of trade disputes. As a result, the historical prices of raw materials used in the operation of our Concepts’ restaurants have fluctuated. We cannot assure you that we or our Concepts’ franchisees will continue to be able to purchase raw materials at reasonable prices, or that the cost of raw materials will remain stable in the future. In addition, a significant increase in gasoline prices could result in the imposition of fuel surcharges by our distributors.

Because we and our Concepts’ franchisees provide competitively priced food, we may not have the ability to pass through to our customers the full amount of any commodity price increases. If we and our Concepts’ franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, our and our franchisees’ profit margins may be adversely impacted.

Our Concepts’ brands may be harmed or diluted through franchisee and third-party activity.

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

Franchisee noncompliance with the terms and conditions of our franchise agreements may reduce the overall goodwill of our Concepts’ brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties, including our Concepts’ current and former franchisees, may use our intellectual property to trade on the goodwill of our Concepts’ brands, resulting in consumer confusion or brand dilution. Any reduction of our Concepts’ brands’ goodwill, consumer confusion, or brand dilution is likely to impact sales, and could materially and adversely impact our business and results of operations.

Our success depends substantially on our corporate reputation and on the value and perception of our brands.

Our success depends in large part upon our ability and our Concepts’ franchisees’ ability to maintain and enhance the value of our brands and our customers’ loyalty to our brands.  Brand value is based in part on consumer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring, and whether originating from us, franchisees, competitors, governments, suppliers or distributors, can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation.  For example, our Concepts’ brands could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our suppliers, distributors or franchisees, regardless of whether such claims or perceptions are true. Similarly, entities in our supply chain may engage in conduct, including alleged human rights abuses or environmental wrongdoing, and any such conduct could damage our or our Concepts’ brands’ reputations. Any such incidents (even if resulting from actions of a competitor or franchisee) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Concepts’ brands and/or our products and reduce consumer demand for our products, which would likely result in lower revenues and profits. Additionally, our corporate reputation could suffer from a real or perceived failure of corporate governance or misconduct by a Company officer, or an employee or representative of us or a franchisee.

We could be party to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We are regularly involved in legal proceedings, which include consumer, employment, real estate related, tort, intellectual property, breach of contract, securities, derivative and other litigation. See the discussion of legal proceedings in Note 19 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may not be accurately estimated.  Regardless of whether any such claims have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend and may divert resources and management attention away from our operations and negatively impact reported earnings.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Any adverse publicity resulting from these allegations may also adversely affect our Concepts’ reputations, which in turn could adversely affect our results of operations.

In addition, the restaurant industry around the world has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to customer health issues, including weight gain and other adverse effects. These concerns could lead to an increase in the regulation of the content or marketing of our products. We may also be subject to such claims in the future and, even if we are not, publicity about these matters (particularly directed at the quick service and fast-casual segments of the retail food industry) may harm our Concepts’ reputations and adversely affect our business, financial condition and results of operations.

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

•	Laws and regulations in government-mandated health care benefits such as the Patient Protection and Affordable Care Act in the U.S.

•	Laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling.

•	Laws relating to state and local licensing.

•	Laws relating to the relationship between franchisors and franchisees.

•	Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws regulating the use of certain “hazardous equipment”, and fire safety and prevention.

•	Laws and regulations relating to union organizing rights and activities.

•	Laws relating to information security, privacy (including the European Union's GDPR), cashless payments, and consumer protection.

•	Laws relating to currency conversion or exchange.

•	Laws relating to international trade and sanctions.

•	Tax laws and regulations.

•	Anti-bribery and anti-corruption laws.

•	Environmental laws and regulations.

•	Federal and state immigration laws and regulations in the U.S.

Compliance with new or existing laws and regulations could impact our or our Concepts’ franchisees’ operations. The compliance costs associated with these laws and regulations could be substantial. Any failure or alleged failure to comply with these laws or regulations could adversely affect our reputation, international expansion efforts, growth prospects and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. Publicity relating to any such noncompliance could also harm our Concepts’ reputations and adversely affect our revenues.

Failure to comply with anti-bribery or anti-corruption laws could adversely affect our business operations.

The U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing emphasis and enforcement around the world. There can be no assurance that our employees, contractors, agents or other third parties will not take actions in violation of our policies or applicable law, particularly as we expand our operations in emerging markets and elsewhere. Any such violations or suspected violations could subject us to civil or criminal penalties, including substantial fines and significant investigation costs, and could also materially damage our reputation, brands, international expansion efforts and growth prospects, business and operating results. Publicity relating to any noncompliance or alleged noncompliance could also harm our Concepts’ reputations and adversely affect our revenues and results of operations.

Tax matters, including changes in tax rates or laws, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. We are also subject to ongoing and/or regular reviews, examinations and audits by the U.S. Internal Revenue Service (“IRS”) and other taxing authorities with respect to such income and non-income based taxes inside and outside of the U.S. Our accruals for tax liabilities are based on past experience, interpretations of applicable law, and judgments about potential actions by tax authorities, but such accruals require significant judgment which may be incorrect and may result in payments greater than the amounts accrued. If the IRS or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties.  Payment of additional amounts upon final settlement or adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, we are directly and indirectly affected by new tax laws and regulation and the interpretation of tax laws and regulations worldwide. Changes in laws, regulation or interpretation of existing laws and regulations in the U.S. and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our results of operations and financial condition. Changes in tax laws may arise as a result of guidance issued by the Organisation for Economic Co-operation and Development (“OECD”), a coalition of member nations including the United States. The OECD guidance, referred to as the Base Erosion and Profit Shifting (“BEPS”) Action Plan, does not have the force of law, but certain countries may enact tax legislation, modify tax treaties, and/or increase audit scrutiny based on the BEPS guidance. To the extent BEPS principles are adopted by major jurisdictions in which we operate, it could increase our taxes and have a material adverse impact on our results of operations and financial position. In addition, public perception that we are not paying a sufficient amount of taxes could damage our Concepts’ reputations, which could harm our profitability.

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

We regard our Yum®, KFC®, Pizza Hut® and Taco Bell® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the U.S. and foreign jurisdictions. However, from time to time we become aware of names and marks identical or confusingly similar to our service marks being used by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which our Concepts have, or may in the future open or franchise, a restaurant. There can be no assurance that these protections will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources. We may also face claims of infringement that could interfere with the use of the proprietary know-how, concepts, recipes, or trade secrets used in our business. Defending against such claims may be costly, and we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

Our business may be adversely impacted by changes in consumer discretionary spending and general economic conditions.

Purchases at our Concepts’ restaurants are discretionary for consumers and, therefore, our results of operations are susceptible to economic slowdowns and recessions. Our and our franchisees' results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions globally or in one or more of the markets we serve.  Some of the factors that impact discretionary consumer spending include unemployment rates, fluctuations in the level of disposable income, the price of gasoline, stock market performance and changes in the level of consumer confidence.  These and other macroeconomic factors could have an adverse effect on our sales, profitability or development plans, which could harm our financial condition and operating results.

The retail food industry in which we operate is highly competitive.

The retail food industry in which our Concepts operate is highly competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives, customer service, reputation, restaurant location, and attractiveness and maintenance of properties.  If consumer or dietary preferences change, if our marketing efforts are unsuccessful, or if our Concepts’ restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our and our franchisees' businesses could be adversely affected.  We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes.  Competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas, and is expected to continue to increase. Increased competition could have an adverse effect on sales, profitability or development plans, which could harm our or our franchisees’ financial condition and operating results.

Our substantial indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of December 31, 2018, our total outstanding short-term borrowings and long-term debt was approximately $10 billion. Subject to the limits contained in the agreements governing our outstanding indebtedness, we may incur additional debt from time to time, which would increase the risks related to our high level of indebtedness.

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

•
increasing our exposure to the risk of discontinuance or modification of certain reference rates including LIBOR, which are used to calculate applicable interest rates of our indebtedness and certain derivative instruments that hedge interest rate risk;

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

•	increasing our exposure to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and our debt is primarily denominated in U.S. dollars.

There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other liquidity needs. If our business does not generate sufficient cash flow from operations in the amounts projected or at all, or if future borrowings are not available to us in amounts sufficient to pay our indebtedness or to fund other liquidity needs, our financial condition and results of operations may be adversely affected. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business and financial condition.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2018 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2018, the Company’s Concepts owned land, building or both for 339 units worldwide in connection with the operation of our 856 Company-owned restaurants.  These units are further detailed as follows:

•	The KFC Division owned land, building or both for 72 units.

•	The Pizza Hut Division owned land, building or both for 4 units.

•	The Taco Bell Division owned land, building or both for 263 units.

The Company currently owns or leases land, building or both related to approximately 1,000 units, not included in the property counts above, that it leases or subleases to franchisees, principally in the U.S., United Kingdom, Australia, Germany and France.

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

The Company is subject to various lawsuits covering a variety of allegations. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company include, but are not limited to, claims from franchisees, suppliers, employees, customers and others related to operational, contractual or employment issues as well as claims that the Company has infringed on third-party intellectual property rights. In addition, the Company brings claims from time-to-time relating to infringement of, or challenges to, our intellectual property, including registered marks. Finally, as a publicly-traded company, disputes arise from time-to-time with our shareholders, including allegations that the Company breached federal securities laws or that officers and/or directors breached fiduciary duties. Descriptions of significant current specific claims and contingencies, if any, appear in Note 19, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, which is incorporated by reference into this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

The executive officers of the Company as of February 20, 2019, and their ages and current positions as of that date are as follows:

Greg Creed, 61, is Chief Executive Officer of YUM. He has served in this position since January 2015.  He served as Chief Executive Officer of Taco Bell Division from January 2014 to December 2014 and as Chief Executive Officer of Taco Bell U.S. from 2011 to December 2013. Prior to this position, Mr. Creed served as President and Chief Concept Officer of Taco Bell U.S., a position he held beginning in December 2006.

David Gibbs, 55, is President, Chief Operating Officer and Chief Financial Officer of YUM. He has served as President and Chief Financial Officer since May 2016 and as Chief Operating Officer since January 2019. Prior to these positions, he served as Chief Executive Officer of Pizza Hut Division from January 2015 to April 2016. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December 2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Scott Catlett, 42, is General Counsel and Corporate Secretary of YUM. He has severed in this position since July 2018. Prior to serving as General Counsel he served as Vice President and Deputy General Counsel of YUM from November 2015 to June 2018. From September 2007 to October 2015 Mr. Catlett held various Yum positions including Vice President & Associate General Counsel.

Tony Lowings, 60, is Chief Executive Officer of KFC Division, a position he has held since January 2019. Prior to that, he served as President and Chief Operations Officer of KFC Division from August 2018 to December 2018. From November 2016 to July 2018 he served as Managing Director of Asia-Pacific and from February 2013 to October 2016 as Managing Director of KFC SOPAC (Australia and New Zealand). Mr. Lowings served in various positions including Chief Operations Officer of YRI and Managing Director of Latin America and the Caribbean for KFC, Pizza Hut and Taco Bell and General Manager of KFC and Pizza Hut in Australia and New Zealand from January 2010 to January 2013.

David Russell, 49, is Senior Vice President, Finance and Corporate Controller of YUM. He has served as YUM's Corporate Controller since February 2011 and as Senior Vice President, Finance since February 2017. Prior to serving as Corporate Controller, Mr. Russell served in various positions at the Vice President-level in the Yum Finance Department, including Controller-Designate from November 2010 to February 2011 and Vice President, Assistant Controller from January 2008 to December 2010.

Tracy Skeans, 46, is Chief Transformation and People Officer of YUM. She has served as Chief People Officer since January 2016 and Chief Transformation Officer since November 2016. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From July 2009 to September 2011, she served as Director of Human Resources for Pizza Hut U.S and was on the Pizza Hut U.S. Finance team from September 2000 to June 2009.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange ("NYSE").  The following sets forth the dividends per common share declared by quarter for the Company’s Common Stock.

Quarter	2018	2017
First	$0.36	$0.30
Second	0.36	0.30
Third	0.36	—
Fourth	0.36	0.30

In 2018, the Company paid four cash dividends of $0.36 per share. In 2017, the Company paid four cash dividends of $0.30 per share. This included a dividend distributed February 3, 2017, that had been declared on December 21, 2016. Over the long term, the Company targets an annual dividend payout ratio of 45% to 50% of Net Income, before Special Items.

As of February 13, 2019, there were 43,458 registered holders of record of the Company’s Common Stock.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2018, with respect to shares of Common Stock repurchased by the Company during the quarter then ended.

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
10/1/18 - 10/31/18	1,249	$89.12	1,249	$1,691
11/1/18- 11/30/18	1,478	$89.44	1,478	$1,559
12/1/18 - 12/31/18	5,032	$90.01	5,032	$1,106
Total	7,759		7,759	$1,106

On August 10, 2018, our Board of Directors authorized share repurchases through December 2019 of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2018, we have remaining capacity to repurchase up to $1.1 billion of Common Stock under this authorization.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Discretionary Sector Index, a peer group that includes YUM, for the period from December 31, 2013 to December 31, 2018. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2013 and that all cash dividends were reinvested.

	12/31/2013	12/31/2014	12/31/2015	12/30/2016	12/29/2017	12/31/2018
YUM	$100	$98	$101	$124	$163	$187
S&P 500	$100	$114	$115	$129	$157	$150
S&P Consumer Discretionary	$100	$110	$121	$128	$157	$159

Source of total return data: Bloomberg

Item 6.	Selected Financial Data.
Selected Financial Data
YUM! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	2018	2017	2016	2015	2014
Income Statement Data
Revenues
Company sales	$2,000	$3,572	$4,189	$4,336	$4,503
Franchise and property revenues	2,482	2,306	2,167	2,082	2,084
Franchise contributions for advertising and other services	1,206	—	—	—	—
Total	5,688	5,878	6,356	6,418	6,587
Refranchising (gain) loss	(540)	(1,083)	(163)	23	(16)
Operating Profit	2,296	2,761	1,682	1,434	1,517
Other pension (income) expense	14	47	32	40	N/A
Interest expense, net	452	445	307	141	146
Income from continuing operations before income taxes	1,839	2,274	1,345	1,253	1,374
Income from continuing operations	1,542	1,340	1,018	926	1,006
Income from discontinued operations, net of tax	N/A	N/A	625	357	45
Net Income	1,542	1,340	1,643	1,283	1,051
Basic earnings per share from continuing operations	4.80	3.86	2.58	2.13	2.27
Basic earnings per share from discontinued operations	N/A	N/A	1.59	0.82	0.10
Basic earnings per share	4.80	3.86	4.17	2.95	2.37
Diluted earnings per share from continuing operations	4.69	3.77	2.54	2.09	2.22
Diluted earnings per share from discontinued operations	N/A	N/A	1.56	0.81	0.10
Diluted earnings per share	4.69	3.77	4.10	2.90	2.32
Diluted earnings per share from continuing operations excluding Special Items	3.17	2.96	2.46	2.31	2.20
Cash Flow Data
Provided by operating activities	$1,176	$1,030	$1,248	$1,260	$1,217
Capital spending	234	318	427	442	508
Proceeds from refranchising of restaurants	825	1,773	370	213	83
Repurchase shares of Common Stock	2,390	1,960	5,403	1,200	820
Dividends paid on Common Stock	462	416	744	730	669
Balance Sheet Data
Total assets	$4,130	$5,311	$5,453	$4,939	$5,073
Long-term debt	9,751	9,429	9,059	2,988	3,003
Total debt	10,072	9,804	9,125	3,908	3,268
Other Data
Number of units at year end
Franchise	47,268	43,603	40,834	39,320	37,959
Company	856	1,481	2,841	3,163	3,279
System	48,124	45,084	43,675	42,483	41,238
System net new unit growth	7%	3%	3%	3%	3%
System and same-store sales
KFC Division System sales	$26,239	$24,515	$23,242	$22,628	$23,458
System sales growth	7%	5%	3%	(3)%	1%
System sales growth, ex FX	6%	6%	7%	5%	4%
Same-store sales growth	2%	3%	2%	1%	1%
Pizza Hut Division System sales	$12,212	$12,034	$12,019	$11,999	$12,106
System sales growth (decline)	1%	—%	—%	(1)%	1%
System sales growth, ex FX	1%	1%	2%	3%	2%
Same-store sales growth (decline)	—%	—%	(2)%	—%	(2)%
Taco Bell Division System sales	$10,786	$10,145	$9,660	$9,102	$8,459
System sales growth	6%	5%	6%	8%	4%
System sales growth, ex FX	6%	5%	6%	8%	4%
Same-store sales growth	4%	4%	2%	5%	3%
Shares outstanding at year end	306	332	355	420	434
Cash dividends declared per common share	$1.44	$0.90	$1.73	$1.74	$1.56
Market price per share at year end	$91.92	$81.61	$63.33	$73.05	$73.14

The table above reflects the impact of the adoption of new revenue recognition accounting standards in fiscal year 2018. Refer to Note 2 in our Consolidated Financial Statements for information regarding our adoption of the new revenue recognition standards.

System unit growth in 2018 includes addition of 1,282 Telepizza units. See Management's Discussion and Analysis ("MD&A") Part II, Item 7 for a description of the Telepizza strategic alliance.

Fiscal years for our U.S. and certain international subsidiaries that operate on a weekly periodic calendar include 52 weeks in 2018, 2017, 2015 and 2014 and 53 weeks in 2016. Refer to Note 2 in our Consolidated Financial Statements for additional details related to our fiscal calendar.

Discontinued operations in 2016, 2015 and 2014 reflects the spin-off of our China business into an independent, publicly traded company (the "Separation"). See Note 1 in our Consolidated Financial Statements.

Historical stock prices prior to November 1, 2016, do not reflect any adjustment for the impact of the Separation.

The non-GAAP measures of System sales, System sales excluding the impacts of foreign currency translation ("FX") and Diluted earnings per share from continuing operations excluding Special Items are discussed in further detail in our MD&A within Part II, Item 7.

See discussion of our 2018, 2017 and 2016 Special Items in our MD&A. Special Items in 2015 negatively impacted Operating Profit by $91 million and negatively impacted Net Income by $95 million, due to costs associated with the KFC Acceleration Agreement and Refranchising losses. Special Items in 2014 positively impacted Operating Profit by $16 million and positively impacted Net Income by $12 million, primarily due to Refranchising gains.

Selected financial data for years 2016 and 2015 has been recast from that originally presented to present the change in our reporting calendar and retroactively adopting a new accounting standard related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. 2014 reflects our Balance Sheet and store count data that were recast for purposes of presenting 2015 Consolidated Statement of Cash Flows and unit growth. No other data presented in 2014 has been recast. Refer to Note 5 in our Consolidated Financial Statements for additional details related to our change in reporting calendar.

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

YUM! Brands, Inc. (“YUM” or the “Company”) franchises or operates a worldwide system of over 48,000 restaurants in more than 140 countries and territories, primarily under the concepts of KFC, Pizza Hut and Taco Bell (collectively, the "Concepts"). These three Concepts are global leaders of the chicken, pizza and Mexican-style food categories, respectively.  Of the over 48,000 restaurants, 98% are operated by franchisees.

As of December 31, 2018, YUM consists of three operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

On October 31, 2016, (the “Distribution Date”), we completed the spin-off of our China business (the "Separation") into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). On the Distribution Date, we distributed to each of our shareholders of record as of the close of business on October 19, 2016 (the “Record Date”) one share of Yum China common stock for each share of YUM common stock (“Common Stock”) held as of the Record Date. The distribution was structured to be a tax free distribution to our U.S. shareholders for federal income tax purposes in the United States. Concurrent with the Separation, a subsidiary of the Company entered into a Master License Agreement with a subsidiary of Yum China for the exclusive right to use and sublicense the use of intellectual property owned by YUM and its affiliates for the development and operation of KFC, Pizza Hut and Taco Bell restaurants in mainland China. Prior to the Separation, our operations in mainland China were reported in our former China Division segment results. As a result of the Separation, the results of operations and cash flows of the separated business are presented as discontinued operations in our Consolidated Statements of Income and Consolidated Statements of Cash Flows for periods prior to the Separation. See additional information related to the impact of the Separation in Note 4.

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

•
More Focused. Four growth drivers form the basis of YUM’s strategic plans and repeatable business model to accelerate same-store sales growth and net-new restaurant development at KFC, Pizza Hut and Taco Bell around the world over the long term. The Company is focused on becoming best-in-class in:

•	Building Relevant, Easy and Distinctive Brands

•	Developing Unmatched Franchise Operating Capability

•	Driving Bold Restaurant Development

•	Growing Unrivaled Culture and Talent

•	More Franchised. YUM successfully increased franchise restaurant ownership to 98% as of December 31, 2018.

•	More Efficient. The Company is revamping its financial profile, improving the efficiency of its organization and cost structure globally, by:

•	Reducing annual capital expenditures to approximately $100 million in 2019;

•	Lowering General and administrative expenses ("G&A") to 1.7% of system sales in 2019; and

•	Maintaining an optimized capital structure of ~5.0x Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) leverage.

From 2017 through 2019, we intend to return an additional $6.5 - $7.0 billion to shareholders through share repurchases and cash dividends. We intend to fund these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our five times EBITDA leverage. We generated pre-tax proceeds of $2.8 billion through our refranchising initiatives to achieve targeted franchise ownership of 98%, which were completed in December 2018. Refer to the Liquidity and Capital Resources section of this MD&A for additional details.

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

For 2016 we provided Core Operating Profit excluding 53rd week and System sales excluding 53rd week to further enhance the comparability with the lapping of the 53rd week that was part of our fiscal calendar in 2016.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

For 2018, GAAP diluted EPS from continuing operations increased 24% to $4.69 per share, and diluted EPS from continuing operations excluding Special Items, increased 7% to $3.17 per share.

2018 financial highlights:

	% Change
	System Sales, Ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+2	+5	(2)	(2)
Pizza Hut Division	+1	Even	+10	+2	+2
Taco Bell Division	+6	+4	+3	+2	+2
Worldwide	+5	+2	+7	(17)	Even

Additionally:

•	During the year, we opened 1,757 net new units and added 1,282 Telepizza units for 7% net new unit growth.

•
During the year, we refranchised 660 restaurants, including 364 KFC, 97 Pizza Hut and 199 Taco Bell units, for pre-tax proceeds of $825 million. We recorded net refranchising gains of $540 million in Special Items.

•	During the year, we repurchased 28.2 million shares totaling $2.4 billion at an average share price of $85.

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

•	During the year, we repurchased 26.6 million shares totaling $1.9 billion at an average share price of $72.

Worldwide

GAAP Results

	Amount			% B/(W)
	2018	2017	2016	2018		2017
Company sales	$2,000	$3,572	$4,189	(44)		(15)
Franchise and property revenues	2,482	2,306	2,167	8		6
Franchise contributions for advertising and other services	1,206	—	—	N/A		N/A
Total revenues	$5,688	$5,878	$6,356	(3)		(8)

Restaurant profit	$366	$618	$700	(41)		(12)
Restaurant margin %	18.3%	17.3%	16.7%	1.0	ppts.	0.6	ppts.

G&A expenses	$895	$999	$1,129	10		12
Franchise and property expenses	188	237	201	21		(18)
Franchise advertising and other services expense	1,208	—	—	N/A		N/A
Refranchising (gain) loss	(540)	(1,083)	(163)	(50)		NM
Other (income) expense	7	10	18	NM		NM
Operating Profit	$2,296	$2,761	$1,682	(17)		64

Investment (income) expense, net	(9)	(5)	(2)	88		NM
Other pension (income) expense	14	47	32	70		(45)
Interest expense, net	452	445	307	(1)		(45)
Income tax provision	297	934	327	68		NM
Income from continuing operations	1,542	1,340	1,018	15		32
Income from discontinued operations, net of tax	N/A	N/A	625	NM		NM
Net Income	$1,542	$1,340	$1,643	15		(18)

Diluted EPS from continuing operations(a)	$4.69	$3.77	$2.54	24		48
Diluted EPS from discontinued operations(a)	N/A	N/A	$1.56	NM		NM
Diluted EPS(a)	$4.69	$3.77	$4.10	24		(8)
Effective tax rate - continuing operations	16.2%	41.1%	24.3%	24.9	ppts.	(16.8)	ppts.

(a)	See Note 3 for the number of shares used in these calculations.

Performance Metrics

				% Increase (Decrease)
Unit Count	2018	2017	2016	2018	2017
Franchise(a)	47,268	43,603	40,834	8	7
Company-owned	856	1,481	2,841	(42)	(48)
	48,124	45,084	43,675	7	3

(a)	Includes 1,282 Telepizza units as of December 31, 2018. See description of the Telepizza strategic alliance within this MD&A.

	2018	2017	2016
Same-Store Sales Growth	2	2	1

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	2018	2017	2016
System Sales Growth, reported	5	4	3
System Sales Growth, excluding FX	5	4	5
System Sales Growth, excluding FX and 53rd week	N/A	5	4
Core Operating Profit Growth	Even	7	11
Core Operating Profit Growth, excluding 53rd week	N/A	9	9
Diluted EPS from Continuing Operations Growth, excluding Special Items	7	20	7
Effective Tax Rate excluding Special Items	20.4%	18.8%	26.3%

	Year
Detail of Special Items	2018	2017	2016
Refranchising gain (loss) (See Note 5)	$540	$1,083	$163
YUM's Strategic Transformation Initiatives (See Note 5)	(8)	(23)	(67)
Costs associated with Pizza Hut U.S. Transformation Agreement (See Note 5)	(6)	(31)	—
Costs associated with KFC U.S. Acceleration Agreement (See Note 5)	(2)	(17)	(26)
Non-cash credits (charges) associated with share-based compensation (See Note 5)	3	(18)	(30)
Other Special Items Income (Expense)	3	7	(5)
Special Items Income - Operating Profit	530	1,001	35
Special Items - Other Pension Income (Expense) (See Note 5)	—	(23)	(26)
Special Items Income from Continuing Operations before Income Taxes	530	978	9
Tax Benefit (Expense) on Special Items(a)	(96)	(256)	24
Tax Benefit (Expense) - U.S. Tax Act(b)	66	(434)	—
Special Items Income, net of tax	$500	$288	$33
Average diluted shares outstanding	329	355	400
Special Items diluted EPS	$1.52	$0.81	$0.08

Reconciliation of GAAP Operating Profit to Core Operating Profit and Core Operating Profit, excluding 53rd Week

Consolidated
GAAP Operating Profit	$2,296	$2,761	$1,682
Special Items Income - Operating Profit	530	1,001	35
Foreign Currency Impact on Divisional Operating Profit(c)	1	—	N/A
Core Operating Profit	1,765	1,760	1,647
Impact of 53rd Week	N/A	N/A	28
Core Operating Profit, excluding 53rd Week	$1,765	$1,760	$1,619

KFC Division
GAAP Operating Profit	$959	$981	$871
Foreign Currency Impact on Divisional Operating Profit(c)	—	4	N/A
Core Operating Profit	959	977	871
Impact of 53rd Week	N/A	N/A	11
Core Operating Profit, excluding 53rd Week	$959	$977	$860

Pizza Hut Division
GAAP Operating Profit	$348	$341	$367
Foreign Currency Impact on Divisional Operating Profit(c)	1	(4)	N/A
Core Operating Profit	347	345	367
Impact of 53rd Week	N/A	N/A	5
Core Operating Profit, excluding 53rd Week	$347	$345	$362

Taco Bell Division
GAAP Operating Profit	$633	$619	$595
Foreign Currency Impact on Divisional Operating Profit(c)	—	—	N/A
Core Operating Profit	633	619	595
Impact of 53rd Week	N/A	N/A	12
Core Operating Profit, excluding 53rd Week	$633	$619	$583

Reconciliation of Diluted EPS from Continuing Operations to Diluted EPS from Continuing Operations, excluding Special Items
Diluted EPS from Continuing Operations	$4.69	$3.77	$2.54
Special Items Diluted EPS	1.52	0.81	0.08
Diluted EPS from Continuing Operations excluding Special Items	$3.17	$2.96	$2.46

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate, excluding Special Items
GAAP Effective Tax Rate	16.2%	41.1%	24.3%
Impact on Tax Rate as a result of Special Items(a)	(4.2)%	22.3%	(2.0)%
Effective Tax Rate excluding Special Items(b)	20.4%	18.8%	26.3%

Reconciliation of GAAP Company sales to System sales

Consolidated
GAAP Company sales(d)	$2,000	$3,572	$4,189
Franchise sales	47,237	43,122	40,732
System sales	49,237	46,694	44,921
Foreign Currency Impact on System sales(e)	186	(90)	N/A
System sales, excluding FX	49,051	46,784	44,921
Impact of 53rd week	N/A	N/A	434
System sales, excluding FX and 53rd Week	$49,051	$46,784	$44,487

KFC Division
GAAP Company sales(d)	$894	$1,928	$2,156
Franchise sales	25,345	22,587	21,086
System sales	26,239	24,515	23,242
Foreign Currency Impact on System sales(e)	142	(28)	N/A
System sales, excluding FX	26,097	24,543	23,242
Impact of 53rd week	N/A	N/A	165
System sales, excluding FX and 53rd Week	$26,097	$24,543	$23,077

Pizza Hut Division
GAAP Company sales(d)	$69	$285	$493
Franchise sales	12,143	11,749	11,526
System sales	12,212	12,034	12,019
Foreign Currency Impact on System sales(e)	47	(66)	N/A
System sales, excluding FX	12,165	12,100	12,019
Impact of 53rd week	N/A	N/A	113
System sales, excluding FX and 53rd Week	$12,165	$12,100	$11,906

Taco Bell Division
GAAP Company sales(d)	$1,037	$1,359	$1,540
Franchise sales	9,749	8,786	8,120
System sales	10,786	10,145	9,660
Foreign Currency Impact on System sales(e)	(3)	4	N/A
System sales, excluding FX	10,789	10,141	9,660
Impact of 53rd week	N/A	N/A	156
System sales, excluding FX and 53rd Week	$10,789	$10,141	$9,504

(a)
Tax Benefit (Expense) on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. In 2018, we also recorded a $19 million increase to our Income tax provision for the correction of an error associated with the tax recorded on a prior year divestiture, the effects of which were previously recorded as a Special Item. In 2016, our tax rate on Special Items was favorably impacted by the recognition of capital loss carryforwards in anticipation of U.S. refranchising gains.

(b)
During the year ended December 31, 2018, we recorded a $35 million decrease related to our provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 ("Tax Act") that was reported as a Special Item.  We also recorded a Special Items tax benefit of $31 million in the year ended December 31, 2018 related to current year U.S. foreign tax credits that became realizable directly as a result of the impact of deemed repatriation tax expense associated with the Tax Act. We recognized $434 million in our 2017 Income tax provision that was reported as a Special Item as a result of the December 22, 2017 enactment of the Tax Act.

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

Items Impacting Reported Results and/or Expected to Impact Future Results

Strategic Transformation Initiatives Impact

We have refranchised a significant number of Company-owned restaurants since the announcement of YUM’s Strategic Transformation Initiatives in October 2016. The impact on Operating Profit due to refranchising includes the loss of Restaurant profit, which reflects the decrease in Company sales, and the increase in Franchise and property revenues from restaurants that have been refranchised. We have made G&A reductions, including reductions directly attributable to refranchising, such that beginning in 2019, on an annual basis, the impact of lost Operating Profit from our refranchising initiatives will be largely offset by G&A reductions we have made. Operating Profit was negatively impacted throughout 2018 as certain G&A reductions lagged the loss of Operating Profit due to refranchising. The impact of refranchising, net of G&A reductions, negatively impacted Core Operating Profit growth for 2018 by 4 percentage points.

KFC United Kingdom ("UK") Supply Availability Issues

On February 14, 2018, we and our franchisees transitioned to a new distributor for the products supplied to our approximately 900 KFCs in the United Kingdom and Ireland (those restaurants accounted for approximately 3% of YUM’s global system sales in the year ended December 31, 2018).  In connection with this transition, certain of the restaurants experienced supply availability issues which resulted in store closures or stores operating under a limited menu. Beginning mid-May 2018, all restaurants opened for business, offering their full menus, with advertising beginning at the end of May.  On a full-year basis, Core Operating Profit growth was negatively impacted by approximately 2 percentage points for KFC Division and approximately 1 percentage point for YUM as a result of these first-half supply availability issues.  The negative impact to full-year same-store sales growth for 2018 was approximately 50 basis points for our KFC Division and approximately 25 basis points for YUM.

Investment in Grubhub

For the year ended December 31, 2018 we recognized pre-tax income of $14 million related to our investment in Grubhub. See Note 5 for further discussion of our investment in Grubhub.

Telepizza Strategic Alliance

On December 30, 2018, the Company consummated a strategic alliance with Telepizza Group S.A. (“Telepizza”), the largest non U.S.-based pizza delivery company in the world, to be the master franchisee of Pizza Hut in Latin America and portions of Europe. The key terms of the alliance are set forth below:

•	In Spain and Portugal Telepizza will continue operating the Telepizza brand and will oversee franchisees operating Pizza Hut branded restaurants

•
In Latin America (excluding Brazil), the Caribbean and Switzerland, Telepizza will progressively convert its existing restaurants to the Pizza Hut brand and oversee franchisees operating Pizza Hut branded restaurants

•	Telepizza will manage supply chain logistics for the entire master franchise territory and will become an authorized supplier of Pizza Hut branded restaurants

•	Across the regions covered by the master franchise agreement, Telepizza will target opening at least 1,300 new units over the next ten years and 2,550 units in total over 20 years

As a result of the alliance we added 1,282 Telepizza units to our Pizza Hut Division unit count at December 31, 2018. In total approximately 2,300 Pizza Hut and Telepizza units are subject to the master franchise agreement as of December 31, 2018. Of these 2,300 units, we anticipate between 100 and 150 may close due to overlap in a particular trade area.

Based upon our ongoing and active maintenance of the Pizza Hut intellectual property as well as Telepizza’s active involvement in supply chain management and their role as a master franchisee, both parties are exposed to significant risks and rewards depending on the commercial success of the alliance. As a result, the alliance has been identified as a collaborative arrangement and upon consummation of the alliance no amounts were recorded in our Consolidated Financial Statements (other than insignificant success fees that were paid to third-party advisors). Subsequent to consummation of the deal, for all Pizza Hut restaurants that are part of the alliance, we will receive a continuing fee of 3.5% of restaurant sales. Likewise, for most Telepizza restaurants that are part of the alliance we will receive an alliance fee of 3.5% of restaurant sales. These fees will be recorded as Franchise and property revenues within our Consolidated Statement of Income when the related sales occur, consistent with our recognition of continuing fees for all other restaurants subject to our franchise agreements. These fees will be reduced by a sales-based credit that decreases over time and, potentially, certain incentive payments if development or conversion targets are met. Previously, the existing Pizza Hut restaurants that are now subject to the master franchise agreement with Telepizza generally paid a continuing fee of 6% of restaurant sales consistent with our standard International franchise agreement terms.

Adoption of Topic 606, "Revenue from Contracts with Customers"

The Financial Accounting Standards Board ("FASB") has issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries (“Topic 606”). As a result, the Company has changed its accounting policy for revenue recognition as detailed in Note 2. We adopted Topic 606 on January 1, 2018, using the modified retrospective method. Therefore, the comparative information for fiscal 2017 and 2016 has not been adjusted and continues to be reported under our accounting polices related to revenue recognition prior to the adoption of Topic 606 ("Legacy GAAP"). GAAP Operating Profit for the year ended December 31, 2018 was $14 million lower and Core Operating Profit was $41 million lower (2 percentage points) than what would have been recognized under Legacy GAAP.

	2018
Increase (Decrease) vs. Legacy GAAP	KFC Division	Pizza Hut Division	Taco Bell Division	Unallocated(a)	Total
Amortization of upfront fees	$40	$16	$10	$—	$66
Amortization of franchise incentive payments	(14)	(5)	(1)	—	(20)
Upfront fee cash received	(64)	(15)	(13)	—	(92)
Incentive payments made	1	2	1	18	22
Franchise and property revenues	(37)	(2)	(3)	18	(24)
Franchise and property expenses	1	—	—	5	6
Refranchising gain	—	—	—	4	4
Operating Profit	$(36)	$(2)	$(3)	$27	$(14)

a)
Reflects incentive payments made to or on behalf of franchisees during 2018 that under Legacy GAAP would have been recognized as expense in full in 2018. Due to the size and nature of such payments, we historically would have included such amounts as Special Items and thus in the table above have not allocated their impact to our Divisional results. Such amounts are now being capitalized with related amortization recognized as a reduction of Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payments relate. Also reflects the recognition as Refranchising gain of deferred franchise fees upon the modification of existing franchise agreements when entering into master franchise agreements.

Topic 606 also impacted transactions that were not historically included in our revenues and expenses such as franchisee contributions to, and subsequent expenditures from, advertising cooperatives that we are required to consolidate, as well as receipts and expenditures for other services we provide to our franchisees. Based on Legacy GAAP, these transactions were reported on a net basis in our Consolidated Statements of Income. This change did not have a significant impact on Operating Profit, as the contributions that are now recorded in Franchise contributions for advertising and other services are largely offset by the expenditures recorded in Franchise advertising and other services expense. Refer to Notes 2 and 5 for further details of the significant changes and quantitative impact of Topic 606.

Income Tax Matters
The Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted on December 22, 2017 (See Note 17 for discussion of the charge recorded as a result of the enactment). The Tax Act significantly modified the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21% beginning in 2018, limiting certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which foreign earnings are now subject to U.S. tax.

After considering the impacts of the Tax Act, we anticipate a 2019 and ongoing effective tax rate of 20% to 22%, compared to our pre-2018 annual guidance of 26% to 27%, as we expect to benefit from the lower U.S. tax rate and the territorial tax system due to a majority of our earnings being generated outside the U.S.  We anticipate this benefit will be partially offset by taxes incurred under the Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Act.  We originally anticipated that our 2018 effective tax would be slightly below the ongoing anticipated range of 20% to 22%, primarily due to a delay in the applicability of the GILTI provisions of the Tax Act.  Our actual 2018 Effective Tax Rate, excluding Special Items of 20.4% was higher than we originally expected.  This was due to the negative impact of a reserve of approximately $20 million we recorded related to a dispute concerning the income tax rate to be applied to our 2018 income in a foreign market.

Extra Week in 2016 (As Restated for Change in Reporting Calendar)

Fiscal 2016 included a 53rd week for all of our U.S. businesses and certain of our non-U.S. businesses that report 13 four-week periods versus 12 months. See Notes 2 and 5 for additional details related to our fiscal calendar. The following table summarizes the estimated impact of the 53rd week on Revenues and Operating Profit for the year ended December 31, 2016:

	KFC Division	Pizza Hut Division	Taco Bell Division	Total
Revenues
Company sales	$26	$5	$24	$55
Franchise and property revenues	8	6	7	21
Total revenues	$34	$11	$31	$76

Operating Profit
Franchise and property expenses	$8	$6	$7	$21
Restaurant profit	6	1	7	14
G&A expenses	(3)	(2)	(2)	(7)
Operating Profit	$11	$5	$12	$28

KFC Division

The KFC Division has 22,621 units, 82% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of the end of 2018.

				% B/(W)				% B/(W)
				2018				2017
	2018	2017	2016	Reported		Ex FX		Reported		Ex FX		Ex FX and 53rd Week in 2016
System Sales	$26,239	$24,515	$23,242	7		6		5		6		6
Same-Store Sales Growth (Decline)				2		N/A		3		N/A		N/A

Company sales	$894	$1,928	$2,156	(54)		(53)		(11)		(12)		(11)
Franchise and property revenues	1,294	1,182	1,069	10		9		11		10		11
Franchise contributions for advertising and other services	456	—	—	N/A		N/A		N/A		N/A		N/A
Total revenues	$2,644	$3,110	$3,225	(15)		(15)		(4)		(4)		(3)

Restaurant profit	$119	$289	$317	(59)		(58)		(9)		(10)		(8)
Restaurant margin %	13.3%	15.0%	14.7%	(1.7)	ppts.	(1.5)	ppts.	0.3	ppts.	0.3	ppts.	0.4	ppts.

G&A expenses	$350	$370	$396	5		5		7		7		7
Franchise and property expenses	107	117	108	8		9		(8)		(7)		(8)
Franchise advertising and other services expense	452	—	—	N/A		N/A		N/A		N/A		N/A
Operating Profit	$959	$981	$871	(2)		(2)		13		12		14

				% Increase (Decrease)
Unit Count	2018	2017	2016	2018	2017
Franchise	22,297	20,819	19,236	7	8
Company-owned	324	668	1,407	(51)	(53)
Total	22,621	21,487	20,643	5	4

	2017	New Builds	Closures	Refranchised	2018
Franchise	20,819	1,576	(462)	364	22,297
Company-owned	668	28	(8)	(364)	324
Total	21,487	1,604	(470)	—	22,621

	2016	New Builds	Closures	Refranchised	2017
Franchise	19,236	1,169	(414)	828	20,819
Company-owned	1,407	102	(13)	(828)	668
Total	20,643	1,271	(427)	—	21,487

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2018 vs. 2017
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$1,928	$(1,036)	$17	$(15)	$894
Cost of sales	(664)	351	(17)	6	(324)
Cost of labor	(451)	244	(5)	2	(210)
Occupancy and other	(524)	283	(4)	4	(241)
Company restaurant expenses	$(1,639)	$878	$(26)	$12	$(775)
Restaurant profit	$289	$(158)	$(9)	$(3)	$119

	2017 vs. 2016
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	53rd Week	2017
Company sales	$2,156	$(286)	$61	$23	$(26)	$1,928
Cost of sales	(733)	93	(22)	(11)	9	(664)
Cost of labor	(507)	69	(16)	(3)	6	(451)
Occupancy and other	(599)	82	(7)	(5)	5	(524)
Company restaurant expenses	$(1,839)	$244	$(45)	$(19)	$20	$(1,639)
Restaurant profit	$317	$(42)	$16	$4	$(6)	$289

In 2018, the decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 2%, including the impact of the supply interruptions in our KFC UK business.

In 2017, the decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising, partially offset by international net new unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4%, partially offset by higher commodity and labor costs.

Franchise and property revenues

In 2018, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by refranchising, international net new unit growth, and franchise same-store sales growth of 2%, including the impact of the supply interruptions in our KFC UK business, partially offset by lapping higher than normal renewal and transfer fees that were recognized upfront in the prior year.

In 2017, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation and lapping the 53rd week in 2016, was driven by international net new unit growth, franchise same-store sales growth of 3%, refranchising and higher renewal and transfer fees.

G&A

In 2018, the decrease in G&A expenses, excluding the impacts of foreign currency translation, was driven by the positive impact of YUM's Transformation initiatives, including reductions in G&A directly attributable to refranchising.

In 2017, the decrease in G&A, excluding the impacts of foreign currency translation and lapping the 53rd week in 2016, was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, partially offset by higher incentive compensation.

Operating Profit

In 2018, the increase in Operating Profit, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by net new unit growth, same-store sales growth, lower G&A and lower advertising costs associated with the KFC U.S. Acceleration Agreement recorded in Franchise and property expenses, partially offset by refranchising, the supply interruptions in our KFC UK business and lapping higher than normal renewal and transfer fees that were recognized upfront in the prior year.

In 2017, the increase in Operating Profit, excluding the impacts of foreign currency translation and lapping the 53rd week in 2016, was driven by same-store sales growth, international net new unit growth, lower G&A and higher renewal and transfer fees, partially offset by higher restaurant operating costs and refranchising.

Pizza Hut Division

The Pizza Hut Division has 18,431 units, 59% of which are located outside the U.S. The Pizza Hut Division operates as one brand that uses multiple distribution channels including delivery, dine-in and express (e.g. airports). Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of the end of 2018.

				% B/(W)				% B/(W)
				2018				2017
	2018	2017	2016	Reported		Ex FX		Reported		Ex FX		Ex FX and 53rd Week in 2016
System Sales	$12,212	$12,034	$12,019	1		1		—		1		2
Same-Store Sales Growth (Decline)				Even		N/A		Even		N/A		N/A

Company sales	$69	$285	$493	(76)		(76)		(42)		(42)		(41)
Franchise and property revenues	598	608	615	(2)		(2)		(1)		(1)		—
Franchise contributions for advertising and other services	321	—	—	N/A		N/A		N/A		N/A		N/A
Total revenues	$988	$893	$1,108	11		10		(19)		(19)		(18)

Restaurant profit	$—	$14	$41	NM		NM		(63)		(63)		(62)
Restaurant margin %	(0.1)%	5.3%	8.3%	(5.4)	ppts.	(5.3)	ppts.	(3.0)	ppts.	(3.0)	ppts.	(2.9)	ppts.

G&A expenses	$197	$211	$242	7		7		13		13		12
Franchise and property expenses	45	68	48	35		36		(42)		(41)		(41)
Franchise advertising and other services expense	328	—	—	N/A		N/A		N/A		N/A		N/A
Operating Profit	$348	$341	$367	2		2		(7)		(6)		(5)

				% Increase (Decrease)
Unit Count	2018	2017	2016	2018	2017
Franchise	18,369	16,588	15,871	11	5
Company-owned	62	160	549	(61)	(71)
Total	18,431	16,748	16,420	10	2

	2017	New Builds	Closures	Refranchised	Other(a)	2018
Franchise	16,588	1,106	(705)	97	1,283	18,369
Company-owned	160	2	(3)	(97)	—	62
Total	16,748	1,108	(708)	—	1,283	18,431

	2016	New Builds	Closures	Refranchised	Other	2017
Franchise	15,871	1,035	(708)	389	1	16,588
Company-owned	549	12	(12)	(389)	—	160
Total	16,420	1,047	(720)	—	1	16,748

(a)    Includes 1,282 Telepizza restaurants.

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2018 vs. 2017
Income / (Expense)	2017	Store Portfolio Actions	Other	FX	2018
Company sales	$285	$(218)	$1	$1	$69
Cost of sales	(83)	64	—	—	(19)
Cost of labor	(94)	70	(2)	—	(26)
Occupancy and other	(94)	69	2	(1)	(24)
Company restaurant expenses	$(271)	$203	$—	$(1)	$(69)
Restaurant profit	$14	$(15)	$1	$—	$—

	2017 vs. 2016
Income / (Expense)	2016	Store Portfolio Actions	Other	FX	53rd Week	2017
Company sales	$493	$(193)	$(9)	$(1)	$(5)	$285
Cost of sales	(137)	56	(4)	—	2	(83)
Cost of labor	(156)	61	(1)	1	1	(94)
Occupancy and other	(159)	61	3	—	1	(94)
Company restaurant expenses	$(452)	$178	$(2)	$1	$4	$(271)
Restaurant profit	$41	$(15)	$(11)	$—	$(1)	$14

In 2018, the decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising. Company same-store sales growth was 1%.

In 2017, the decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales declines of 3% and higher commodity and labor costs, partially offset by lower property and casualty losses.

Franchise and property revenues

In 2018, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation and the adoption of Topic 606, was driven by net new unit growth and refranchising. Franchise same-store sales were even.

In 2017, Franchise and property revenues, excluding the impact of foreign currency translation and lapping the 53rd week in 2016, was even with prior year as the favorable impacts of refranchising and net new unit growth were offset by lower fees from expiring development agreements. Franchise same-store sales were even.

G&A

In 2018, the decrease in G&A, excluding the impacts of foreign currency translation, was driven by Yum’s Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, and lapping higher litigation costs.

In 2017, the decrease in G&A, excluding the impact of foreign currency translation and lapping the 53rd week in 2016, was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, partially offset by increased litigation costs.

Operating Profit

In 2018, the increase in Operating Profit, excluding the impact of foreign currency translation and the adoption of Topic 606, was driven by lower G&A, lower advertising costs associated with the Pizza Hut Transformation Agreement recorded in Franchise and property expenses, net new unit growth and refranchising.

In 2017, the decrease in Operating Profit, excluding the impact of foreign currency translation and lapping the 53rd week in 2016, was driven by increased advertising costs associated with the Pizza Hut U.S. Transformation Agreement recorded in Franchise and property expenses, partially offset by lower G&A.

Taco Bell Division

The Taco Bell Division has 7,072 units, 93% of which are in the U.S. The Company-owned 7% of the Taco Bell units in the U.S. as of the end of 2018.

				% B/(W)				% B/(W)
				2018				2017
	2018	2017	2016	Reported		Ex FX		Reported		Ex FX		Ex FX and 53rd Week in 2016
System Sales	$10,786	$10,145	$9,660	6		6		5		5		7
Same-Store Sales Growth				4		N/A		4		N/A		N/A
Company sales	$1,037	$1,359	$1,540	(24)		(24)		(12)		(12)		(10)
Franchise and property revenues	590	521	485	13		13		7		7		9
Franchise contributions for advertising and other services	429	—	—	N/A		N/A		N/A		N/A		N/A
Total revenues	$2,056	$1,880	$2,025	9		9		(7)		(7)		(6)

Restaurant profit	$244	$305	$342	(20)		(20)		(11)		(11)		(9)
Restaurant margin %	23.5%	22.4%	22.2%	1.1	ppts.	1.1	ppts.	0.2	ppts.	0.2	ppts.	0.3	ppts.

G&A expenses	$177	$188	$211	6		6		11		11		10
Franchise and property expenses	28	22	21	(31)		(31)		(6)		(5)		(6)
Franchise advertising and other services expense	428	—	—	N/A		N/A		N/A		N/A		N/A
Operating Profit	$633	$619	$595	2		2		4		4		6

				% Increase (Decrease)
Unit Count	2018	2017	2016	2018	2017
Franchise	6,602	6,196	5,727	7	8
Company-owned	470	653	885	(28)	(26)
Total	7,072	6,849	6,612	3	4

	2017	New Builds	Closures	Refranchised	Other	2018
Franchise	6,196	293	(86)	199	—	6,602
Company-owned	653	16	—	(199)	—	470
Total	6,849	309	(86)	—	—	7,072

	2016	New Builds	Closures	Refranchised	Other	2017
Franchise	5,727	293	(78)	253	1	6,196
Company-owned	885	21	—	(253)	—	653
Total	6,612	314	(78)	—	1	6,849

Company Sales and Restaurant Profit

The changes in Company sales and Restaurant profit were as follows:

	2018 vs. 2017
Income / (Expense)	2017	Store Portfolio Actions	Other	2018
Company sales	$1,359	$(363)	$41	$1,037
Cost of sales	(356)	96	(1)	(261)
Cost of labor	(394)	103	(8)	(299)
Occupancy and other	(304)	74	(3)	(233)
Company restaurant expense	$(1,054)	$273	$(12)	$(793)
Restaurant profit	$305	$(90)	$29	$244

	2017 vs. 2016
Income / (Expense)	2016	Store Portfolio Actions	Other	53rd Week	2017
Company sales	$1,540	$(195)	$38	$(24)	$1,359
Cost of sales	(397)	50	(15)	6	(356)
Cost of labor	(443)	55	(13)	7	(394)
Occupancy and other	(358)	44	6	4	(304)
Company restaurant expense	$(1,198)	$149	$(22)	$17	$(1,054)
Restaurant profit	$342	$(46)	$16	$(7)	$305

In 2018, the decreases in Company sales and Restaurant profit associated with store portfolio actions were driven by refranchising, partially offset by net unit growth. Significant other factors impacting Company sales and/or Restaurant profit were company same-store sales growth of 4%, partially offset by higher labor costs.

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

Franchise and property revenues

In 2018, the increase in Franchise and property revenues, excluding the adoption of Topic 606, was driven by refranchising, franchise same-store sales growth of 4% and net new unit growth.

In 2017, the increase in Franchise and property revenues, excluding the impact of lapping the 53rd week in 2016, was driven by refranchising, franchise same-store sales growth of 4% and net new unit growth.

G&A

In 2018, the decrease in G&A was driven by the positive impact of YUM's Strategic Transformation initiatives, including reductions in G&A directly attributable to refranchising, and the favorable impact of forfeitures related to share based compensation awards, partially offset by lapping lower litigation costs.

In 2017, the decrease in G&A, excluding the impact of lapping the 53rd week in 2016, was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, and lower litigation costs.

Operating Profit

In 2018, the increase in Operating Profit, excluding the impacts of the adoption of Topic 606, was driven by same-store sales growth and net new unit growth, partially offset by refranchising and higher restaurant operating costs.

In 2017, the increase in Operating Profit, excluding the impact of lapping the 53rd week in 2016, was driven by same-store sales growth, lower G&A and net new unit growth, partially offset by refranchising and higher restaurant operating costs.

Corporate & Unallocated

				% B/(W)
(Expense)/Income	2018	2017	2016	2018		2017
Corporate and unallocated G&A	$(171)	$(230)	$(280)	26		18
Unallocated restaurant costs	3	10	—	(69)		NM
Unallocated Franchise and property revenues	—	(5)	(2)	NM		NM
Unallocated Franchise and property expenses	(8)	(30)	(24)	73		(26)
Refranchising gain (loss) (See Note 5)	540	1,083	163	(50)		NM
Unallocated Other income (expense)	(8)	(8)	(8)	NM		NM
Investment income (expense), net (See Note 5)	9	5	2	88		NM
Other pension income (expense) (See Note 14)	(14)	(47)	(32)	70		(45)
Interest expense, net	(452)	(445)	(307)	(1)		(44)
Income tax provision (See Note 17)	(297)	(934)	(327)	68		NM
Effective tax rate (See Note 17)	16.2%	41.1%	24.3%	24.9	ppts.	(16.8)	ppts.

Corporate and unallocated G&A

In 2018, the decrease in Corporate G&A expenses was driven by non-cash credits in the current year associated with the modification of Executive Income Deferral (“EID”) share-based compensation awards when compared with charges in the prior year (See Note 5), current year G&A reductions due to the impact of YUM’s Strategic Transformation Initiatives, lapping higher costs associated with YUM's Strategic Transformation Initiatives (See Note 5), and lapping charges related to the Pizza Hut U.S. Transformation Agreement (See Note 5).

In 2017, the decrease in Corporate and unallocated G&A was driven by lower year-over-year costs associated with YUM’s Strategic Transformation Initiatives (See Note 5), current year G&A reductions due to the impact of YUM’s Strategic Transformation Initiatives and lower non-cash charges associated with the modification of EID share-based compensation awards when compared to the prior year (See Note 5), partially offset by charges related to the Pizza Hut U.S. Transformation Agreement (See Note 5).

Unallocated restaurant costs

In 2018 and 2017, Unallocated restaurant costs represents the cessation of depreciation on held-for-sale assets that were not allocated to the Division segments.

Unallocated Franchise and property revenues

In 2017, Unallocated Franchise and property revenues primarily reflects charges related to the Pizza Hut U.S. Transformation Agreement. See Note 5.

Unallocated Franchise and property expenses

Unallocated Franchise and property expenses reflect charges related to the Pizza Hut U.S. Transformation Agreement and/or the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Other income (expense)

In 2018 and 2017, Unallocated Other income (expense) primarily includes foreign exchange gains (losses). See Note 7.

In 2016, Unallocated Other income (expense) primarily includes write-downs related to our decision to dispose of our corporate aircraft and foreign exchange gains (losses). See Note 7.

Other Pension (Income) Expense

In 2017, Other Pension (Income) Expense includes an adjustment related to our deferred vested pension obligation and settlement charges in our U.S. plans. See Note 5.

Interest expense, net

The increases in Interest expense, net for 2018 and 2017 were driven by increased outstanding borrowings. See Note 10.

Income from Discontinued Operations, Net of Tax

The following table is a summary of the operating results of the China business which have been reflected in discontinued operations. See Note 4 for additional information.

2016(a)
Total revenues	$5,776
Total income from discontinued operations before income taxes(b)	571
Income tax (benefit) provision(c)	(65)
Income from discontinued operations, net of tax	625

(a)	Includes Yum China financial results from January 1, 2016 to October 31, 2016.

(b)	Includes costs incurred to execute the Separation of $68 million for 2016. Such costs primarily related to transaction advisors, legal and other consulting fees.

(c)
During 2016, we recorded a tax benefit of $233 million related to previously recorded losses associated with our Little Sheep business. The tax benefit associated with these losses was able to be recognized as a result of legal entity restructuring completed in anticipation of the China spin-off.

Consolidated Cash Flows

Net cash provided by operating activities from continuing operations was $1,176 million in 2018 compared to $1,030 million in 2017.  The increase was primarily driven by lower retirement and deferred compensation payouts to retirees and a decrease in income tax payments.

In 2017, net cash provided by operating activities from continuing operations was $1,030 million compared to $1,248 million in 2016.  The decrease was primarily driven by an increase in interest payments and retirement and deferred compensation payouts to retirees, partially offset by an increase in Operating profit before Special Items

Net cash provided by investing activities from continuing operations was $313 million in 2018 compared to $1,472 million in 2017.  The decrease was primarily driven by lower refranchising proceeds and our $200 million investment in Grubhub common stock in 2018.

In 2017, net cash provided by investing activities from continuing operations was $1,472 million compared to net cash used in investing activities of $4 million in 2016.  The increase was primarily driven by higher proceeds from refranchising of restaurants and lower capital spending

Net cash used in financing activities from continuing operations was $2,620 million in 2018 compared to $1,795 million in 2017. The increase was primarily driven by lower net borrowings and higher share repurchases.

In 2017, net cash used in financing activities from continuing operations was $1,795 million compared to $744 million in 2016. The increase was primarily driven by lower net borrowings, partially offset by lower share repurchases.

Consolidated Financial Condition

Our Consolidated Balance Sheet was impacted by the adoption of Topic 606 (See Note 2). Other assets also increased due to the inclusion of our investment in Grubhub common stock (See Note 5).

The refranchising of Company-operated stores drove decreases in restaurant-level assets and liabilities on our Consolidated Balance Sheet, including within Property, plant and equipment ("PP&E").

Liquidity and Capital Resources

In October 2016, we announced YUM’s Strategic Transformation Initiatives to drive global expansion of the KFC, Pizza Hut and Taco Bell brands following the Separation on October 31, 2016. As part of this transformation we announced our intention to own less than 1,000 stores by the end of 2018. As of December 31, 2018 we owned 856 stores. Additionally, we announced our intention to, by 2019, reduce annual recurring capital expenditures to approximately $100 million, improve our efficiency by lowering G&A to 1.7% of system sales and increase free cash flow conversion to 100%.

In 2018 and 2017, we returned a cumulative $5.2 billion to shareholders through share repurchases and cash dividends towards our commitment to return between $6.5 and $7.0 billion from 2017 to 2019. We are funding these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our five times EBITDA leverage. We generated total gross refranchising proceeds of $2.8 billion in connection with our initiative to increase franchise ownership to 98%, which we achieved in December 2018.

Our primary sources of liquidity are cash on hand, cash generated by operations and our revolving facilities.  As of December 31, 2018, we had Cash and cash equivalents of $292 million.  Cash and cash equivalents decreased from $1,522 million at December 31, 2017 due to share repurchases, dividend payments, the repayment of $325 million in YUM Senior Unsecured Notes that matured in March 2018 and our investment in Grubhub. We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows from continuing operations have historically been in excess of $1 billion. Decreases in operating cash flows from the operation of fewer Company-owned stores due to refranchising have been offset, and are expected to continue to be offset, with savings generated from decreased capital investment and G&A required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain a revolving credit facility with total capacity of $1 billion that was undrawn as of year end 2018.

Our balance sheet often reflects a working capital deficit, which is not uncommon in our industry and is also historically common for YUM. Our royalty receivables from franchisees are generally due within 30 days of the period in which the related sales occur and Company sales are paid in cash or by credit card (which is quickly converted into cash). Substantial amounts of cash received have historically been either returned to shareholders or invested in new restaurant assets which are non-current in nature. As part of our working capital strategy, we negotiate favorable credit terms with vendors and, as a result, our on-hand inventory turns faster than the related short-term liabilities. Accordingly, it is not unusual for current liabilities to exceed current assets. We believe such a deficit has no significant impact on our liquidity or operations.

Debt Instruments

As of December 31, 2018, approximately 91%, including the impact of interest rate swaps, of our $10.1 billion of total debt outstanding is fixed with an effective overall interest rate of approximately 4.7%. We are managing a capital structure which is levered in-line with our target of approximately five times EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba3 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

Securitization Notes. In May 2016, Taco Bell Funding, LLC, a newly formed special purpose subsidiary of the Company, issued an aggregate of $2.3 billion of fixed rate senior secured notes (the “2016 Class A-2 Notes”). On November 14, 2018, Taco Bell Funding, LLC, completed a refinancing agreement and issued two fixed rate senior secured notes in the aggregate amount of $1.45 billion (the "2018 Class A-2 Notes", and, together with the 2016 Class A-2 Notes, the "Securitization Notes"). Proceeds from the 2018 issuance were used to repay $788 million of existing Securitization Notes issued in 2016 and to repay the then outstanding balance on the Revolving Facility (see below). The Securitization Notes contain cross-default provisions whereby the failure to pay principal on any outstanding Securitization Notes will constitute an event of default under any other Securitization Notes.

Credit Agreement. On June 16, 2016, three wholly-owned subsidiaries of the Company, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as co-borrowers (the "Borrowers") entered into a new credit agreement (the “Credit Agreement”) providing for the following (each of which may be increased subject to certain conditions): (i) a $500 million Term Loan A facility (the “Term Loan A Facility”), (ii) a $2 billion Term Loan B facility (the “Term Loan B Facility”) and (iii) a $1 billion revolving facility (the “Revolving Facility”) which has no outstanding borrowings and has $7 million in letters of credit outstanding as of December 31, 2018, each of which may be increased subject to certain conditions. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

On April 3, 2018, the Borrowers completed the repricing of the then existing $1.97 billion under the Term Loan B Facility pursuant to an amendment to the Credit Agreement. The amendment reduces the interest rate applicable to the Term Loan B Facility by 25 basis points to adjusted LIBOR plus 1.75% or Base Rate plus 0.75%, at the Borrowers’ election, and extends the maturity date for the Term Loan B Facility by 2 years to April 3, 2025. All other material provisions under the Credit Agreement remained unchanged as a result of this amendment.

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

The majority of our remaining long-term debt primarily comprises senior, unsecured obligations ("YUM Senior Unsecured Notes") which ranks equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Amounts outstanding under YUM Senior Unsecured Notes were $1.9 billion at December 31, 2018. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

The following table summarizes the future maturities of our outstanding long-term debt, excluding capital leases, as of December 31, 2018.

	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2037	2043	Total
Securitization Notes	$29	$29	$29	$29	$1,281	$16	$16	$921	$6	$572			$2,928
Credit Agreement	45	51	76	395	20	20	1,836						2,443
Subsidiary Senior Unsecured Notes						1,050		1,050	750				2,850
YUM Senior Unsecured Notes	250	350	350		325						325	275	1,875
Total	$324	$430	$455	$424	$1,626	$1,086	$1,852	$1,971	$756	$572	$325	$275	$10,096

See Note 10 for details on the the Securitization Notes, Subsidiary Senior Unsecured Notes, the Credit Agreement and YUM Senior Unsecured Notes.

Contractual Obligations

Our significant contractual obligations and payments as of December 31, 2018 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$13,477	$773	$1,756	$2,861	$8,087
Capital leases(b)	103	10	19	16	58
Operating leases(b)	786	103	167	132	384
Purchase obligations(c)	301	139	149	11	2
Benefit plans and other(d)	220	73	37	34	76
Total contractual obligations	$14,887	$1,098	$2,128	$3,054	$8,607

(a)
Amounts include maturities of debt outstanding as of December 31, 2018 and expected interest payments on those outstanding amounts on a nominal basis.  The estimated interest payments related to the variable rate portion of our debt is based on current LIBOR interest rates. See Note 10.

(b)	These obligations, which are shown on a nominal basis and represent the non cancellable term of the lease, relate primarily to approximately 500 Company-owned restaurants. See Note 11.

(c)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  We have excluded agreements that are cancellable without penalty.  Purchase obligations relate primarily to marketing, information technology and supply agreements.

(d)
Includes actuarially-determined timing of payments from our most significant unfunded pension plan as well as scheduled payments from our deferred compensation plan and other unfunded benefit plans where payment dates are determinable. This table excludes $43 million of future benefit payments for deferred compensation and other unfunded benefit plans to be paid upon separation of employee's service or retirement from the company, as we cannot reasonably estimate the dates of these future cash payments. Other amounts include a cash tax obligation related to the mandatory deemed repatriation tax provisions of the Tax Act (See Note 17) and anticipated investments related to the KFC U.S. Acceleration Agreement and the Pizza Hut U.S. Transformation Agreement (See Note 5).

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and UK.  The most significant of the U.S. plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from our other significant U.S. plan are paid by the Company as incurred (see footnote (d) above).  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time-to-time to improve the Plan’s funded status.  At December 31, 2018 the Plan was in a net underfunded position of $42 million.  The UK pension plans were in a net overfunded position of $86 million at our 2018 measurement date.

We do not anticipate making any significant contributions to the Plan in 2019. Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumptions.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions in 2019 and beyond.

Our post-retirement health care plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $6 million in 2018 and no future funding amounts are included in the contractual obligations table.  See Note 14.

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

We have not included in the contractual obligations table $117 million of liabilities for unrecognized tax benefits relating to various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

See the Lease Guarantees and Franchise Loan Pool and Equipment Guarantees sections of Note 19 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

The Financial Accounting Standards Board ("FASB") has issued standards on the recognition and measurement of leases that are intended to increase transparency and comparability among organizations by requiring that substantially all lease assets and liabilities be recognized on the balance sheet and by requiring the disclosure of key information about leasing arrangements. We will adopt these standards using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the first quarter of 2019 and will not recast the comparative periods presented in the Financial Statements upon adoption. See "Recent Accounting Pronouncements" in Note 2 for additional information regarding our adoption of the new lease accounting standards.

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

The fair values of all our reporting units with goodwill balances were substantially in excess of their respective carrying values as of the 2018 goodwill testing date.

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

During 2018, refranchising activity completed by the Company resulted in the write-off of $12 million in Goodwill within Refranchising (gain) loss, representing 2% of beginning-of-year Company goodwill. Of the $12 million, the most significant write-offs were recognized within our KFC UK, Taco Bell U.S. and KFC Russia reporting units. Within KFC UK, 91 restaurants were refranchised (representing 65% of beginning-of-year company units) and $5 million in goodwill was written off (representing

13% of beginning-of-year goodwill). Within Taco Bell U.S., 199 restaurants were refranchised (representing 31% of beginning-of-year company units) and $4 million in goodwill was written off (representing 4% of beginning-of-year goodwill). Within KFC Russia, 194 restaurants were refranchised (representing 91% of beginning-of-year company units) and $2 million in goodwill was written off (representing 11% of beginning-of-year goodwill).

See Note 2 for a further discussion of our policies regarding goodwill.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $873 million and a fair value of plan assets of $755 million at December 31, 2018.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 4.6% at December 31, 2018.  This discount rate was determined with the assistance of our independent actuary.  The primary basis for this discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or Standard & Poor's ("S&P") with cash flows that mirror our expected benefit payment cash flows under the plans.  We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody's and S&P) and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $50 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $60 million at our measurement date.

The net periodic benefit cost we will record in 2019 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date.  We expect net periodic benefit cost plus expected pension settlement charges for our U.S. plans to decrease approximately $13 million in 2019.  A 50 basis-point decrease or increase in our discount rate assumption at our 2018 measurement date would not significantly impact our 2019 U.S. net periodic benefit cost. The impacts of changes in net periodic benefit costs are reflected primarily in Other pension (income) expense.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical and expected future returns for each asset category.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2019 pension expense, at December 31, 2018 was 5.75%, net of administrative and investment fees paid from plan assets.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2019 U.S. net periodic benefit cost by approximately $8 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 5.75% will impact our unrecognized pre-tax actuarial net loss by approximately $8 million.

A decrease in discount rates over time has largely contributed to an unrecognized pre-tax actuarial net loss of $101 million included in AOCI for these U.S. plans at December 31, 2018.  We will recognize approximately $1 million of such loss in net periodic benefit cost in 2019 versus $16 million recognized in 2018. See Note 14.

Income Taxes

At December 31, 2018, we had valuation allowances of approximately $454 million to reduce our $748 million of deferred tax assets to amounts that are more likely than not to be realized. The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal, state and foreign jurisdictions and net operating losses in certain foreign jurisdictions, the majority of which do not expire. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies and refranchising plans. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At December 31, 2018, we had $113 million of unrecognized tax benefits, $10 million of which are temporary in nature and, if recognized, would not impact the effective tax rate. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

The 2017 Tax Cuts and Jobs Act included a mandatory deemed repatriation tax on accumulated earnings of foreign subsidiaries, and as a result, previously unremitted earnings for which no U.S. deferred tax liability had been provided have now been subject to U.S. tax. Our cash currently held overseas is primarily limited to that necessary to fund working capital requirements. Thus, we have not provided taxes on our foreign unremitted earnings, including U.S. state income and foreign withholding taxes, as we believe they are indefinitely reinvested. See Note 17 for a further discussion of our Income taxes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to financial market risks associated with interest rates, foreign currency exchange rates, commodity prices and the value of our equity investment in Grubhub.  In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of financial and commodity derivative instruments to hedge our underlying exposures.  Our policies prohibit the use of derivative instruments for trading purposes, and we have processes in place to monitor and control their use.

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S. Our outstanding total debt of $10.1 billion includes 76% fixed-rate debt and 24% variable-rate debt. We have attempted to minimize the interest rate risk from variable-rate debt through the use of interest rate swaps that, as of December 31, 2018, result in a fixed interest rate on $1.55 billion of our variable rate debt. As a result, approximately 91% of our $10.1 billion of outstanding debt at December 31, 2018 is effectively fixed-rate debt. See Note 10 for details on these issuances and repayments and Note 12 for details related to interest rate swaps.

As of both December 31, 2018 and December 31, 2017 a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period after consideration of the aforementioned interest rate swaps, in an increase of approximately $9 million in Interest expense, net within our Consolidated Statements of Income. These estimated amounts are based upon the current level of variable-rate debt that has not been swapped to fixed and assume no changes in the volume or composition of that debt and exclude any impact from interest income related to cash and cash equivalents.

The fair value of our cumulative fixed-rate debt of $7.7 billion as of December 31, 2018, would decrease approximately $400 million as a result of the same hypothetical 100 basis-point increase. At December 31, 2018, a hypothetical 100 basis-point decrease in short-term interest rates would decrease the fair value of our interest rate swaps approximately $100 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the durations.

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

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.6 billion as of December 31, 2018. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 31, 2018 Operating Profit would have decreased approximately $135 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes, local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices.  Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  We manage our exposure to this risk primarily through pricing agreements with our vendors.

Equity Investment Risk

YUM holds 2,820,464 shares of Grubhub common stock (See Note 5).  As of December 31, 2018, the NYSE composite closing sales price of Grubhub was $76.81. A hypothetical 10% decline in the price of these shares would result in a $21 million decrease in the fair value of these investments, which would be reflected as a charge in Investment (income) expense, net within our Consolidated Statements of Income. The effects of changes in market prices for equity securities are unpredictable, which could cause significant fluctuations in our quarterly and annual results.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of YUM! Brands, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity (deficit) for each of the fiscal years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to the adoption of Topic 606: Revenue from Contracts with Customers.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Louisville, Kentucky
February 20, 2019

Consolidated Statements of Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2018, 2017 and 2016
(in millions, except per share data)
	2018	2017	2016 (As Restated)
Revenues
Company sales	$2,000	$3,572	$4,189
Franchise and property revenues	2,482	2,306	2,167
Franchise contributions for advertising and other services	1,206	—	—
Total revenues	5,688	5,878	6,356
Costs and Expenses, Net
Company restaurant expenses	1,634	2,954	3,489
General and administrative expenses	895	999	1,129
Franchise and property expenses	188	237	201
Franchise advertising and other services expense	1,208	—	—
Refranchising (gain) loss	(540)	(1,083)	(163)
Other (income) expense	7	10	18
Total costs and expenses, net	3,392	3,117	4,674

Operating Profit	2,296	2,761	1,682

Investment (income) expense, net	(9)	(5)	(2)
Other pension (income) expense	14	47	32
Interest expense, net	452	445	307

Income from continuing operations before income taxes	1,839	2,274	1,345

Income tax provision	297	934	327
Income from continuing operations	1,542	1,340	1,018
Income from discontinued operations, net of tax	N/A	N/A	625
Net Income	$1,542	$1,340	$1,643

Basic Earnings per Common Share from continuing operations	$4.80	$3.86	$2.58
Basic Earnings per Common Share from discontinued operations	N/A	N/A	$1.59
Basic Earnings Per Common Share	$4.80	$3.86	$4.17

Diluted Earnings per Common Share from continuing operations	$4.69	$3.77	$2.54
Diluted Earnings per Common Share from discontinued operations	N/A	N/A	$1.56
Diluted Earnings Per Common Share	$4.69	$3.77	$4.10

Dividends Declared Per Common Share	$1.44	$0.90	$1.73

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2018, 2017 and 2016
(in millions)

	2018	2017	2016 (As Restated)

Net Income	$1,542	$1,340	$1,643
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	(94)	115	(174)
Reclassifications of adjustments and (gains) losses into Net Income	(4)	55	(11)
	(98)	170	(185)
Tax (expense) benefit	6	(8)	21
	(92)	162	(164)

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	32	(17)	(62)
Reclassification of (gains) losses into Net Income	22	52	44
	54	35	(18)
Tax (expense) benefit	(13)	(14)	4
	41	21	(14)

Changes in derivative instruments
Unrealized gains (losses) arising during the year	19	(52)	57
Reclassification of (gains) losses into Net Income	(39)	58	(22)
	(20)	6	35
Tax (expense) benefit	6	(2)	(16)
	(14)	4	19

Other comprehensive income (loss), net of tax	(65)	187	(159)
Comprehensive Income	$1,477	$1,527	$1,484

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2018, 2017 and 2016
(in millions)
	2018	2017	2016 (As Restated)
Cash Flows – Operating Activities from Continuing Operations
Net Income	$1,542	$1,340	$1,643
Income from discontinued operations, net of tax	—	—	(625)
Depreciation and amortization	137	253	310
Refranchising (gain) loss	(540)	(1,083)	(163)
Investment (income) expense, net	(9)	(5)	(2)
Contributions to defined benefit pension plans	(16)	(55)	(41)
Deferred income taxes	(11)	634	28
Share-based compensation expense	50	65	80
Changes in accounts and notes receivable	(66)	(19)	(23)
Changes in prepaid expenses and other current assets	—	(10)	—
Changes in accounts payable and other current liabilities	(68)	(173)	(40)
Changes in income taxes payable	65	(55)	20
Other, net	92	138	61
Net Cash Provided by Operating Activities from Continuing Operations	1,176	1,030	1,248
Cash Flows – Investing Activities from Continuing Operations
Capital spending	(234)	(318)	(427)
QuikOrder acquisition, net of cash acquired	(66)	—	—
Investment in Grubhub Inc. common stock	(200)	—	—
Proceeds from refranchising of restaurants	825	1,773	370
Other, net	(12)	17	53
Net Cash Provided by (Used in) Investing Activities from Continuing Operations	313	1,472	(4)
Cash Flows – Financing Activities from Continuing Operations
Proceeds from long-term debt	1,556	1,088	6,900
Repayments of long-term debt	(1,264)	(385)	(323)
Revolving credit facilities, three months or less, net	—	—	(685)
Short-term borrowings, by original maturity
More than three months – proceeds	59	—	1,400
More than three months – payments	(59)	—	(2,000)
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(2,390)	(1,960)	(5,403)
Dividends paid on Common Stock	(462)	(416)	(744)
Debt issuance costs	(13)	(32)	(86)
Net transfers from discontinued operations	—	—	289
Other, net	(47)	(90)	(92)
Net Cash Used in Financing Activities from Continuing Operations	(2,620)	(1,795)	(744)
Effect of Exchange Rate on Cash and Cash Equivalents	(63)	61	(34)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Continuing Operations	(1,194)	768	466
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – Beginning of Year	1,668	831	365
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – End of Year	$474	$1,599	$831

Cash Provided by Operating Activities from Discontinued Operations	$—	$—	$829
Cash Used in Investing Activities from Discontinued Operations	—	—	(287)
Cash Used in Financing Activities from Discontinued Operations	—	—	(292)

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
YUM! Brands, Inc. and Subsidiaries
December 31, 2018 and 2017
(in millions)
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$292	$1,522
Accounts and notes receivable, net	561	400
Prepaid expenses and other current assets	354	384
Advertising cooperative assets, restricted	—	201
Total Current Assets	1,207	2,507

Property, plant and equipment, net	1,237	1,594
Goodwill	525	512
Intangible assets, net	242	214
Other assets	724	345
Deferred income taxes	195	139
Total Assets	$4,130	$5,311

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$911	$813
Income taxes payable	69	123
Short-term borrowings	321	375
Advertising cooperative liabilities	—	201
Total Current Liabilities	1,301	1,512

Long-term debt	9,751	9,429
Other liabilities and deferred credits	1,004	704
Total Liabilities	12,056	11,645

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 306 shares and 332 shares issued in 2018 and 2017, respectively	—	—
Accumulated deficit	(7,592)	(6,063)
Accumulated other comprehensive loss	(334)	(271)
Total Shareholders’ Deficit	(7,926)	(6,334)
Total Liabilities and Shareholders’ Deficit	$4,130	$5,311

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (Deficit)
YUM! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2018, 2017 and 2016
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income(Loss)	Noncontrolling Interests	Total Shareholders' Equity (Deficit)	Redeemable Noncontrolling Interest
	Shares	Amount
Balance at December 31, 2015 (As Restated)	420	$—	$1,187	$(252)	$58	$993	$6

Net Income (loss)			1,643		18	1,661	(7)
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $21 million)				(153)	(3)	(156)	1
Reclassification of translation adjustments into income				(11)		(11)
Pension and post-retirement benefit plans (net of tax impact of $4 million)				(14)		(14)
Net gain on derivative instruments (net of tax impact of $16 million)				19		19
Comprehensive Income (loss)						1,499	(6)
Dividends declared			(661)		(6)	(667)
Separation of China business			(1,927)	(47)	(67)	(2,041)
Repurchase of shares of Common Stock	(68)	(49)	(5,399)			(5,448)
Employee share-based award exercises (includes tax impact of $85 million)	3	(4)				(4)
Share-based compensation events		53				53
Balance at December 31, 2016 (As Restated)	355	$—	$(5,157)	$(458)	$—	$(5,615)	$—

Net Income			1,340			1,340
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $8 million)				107		107
Reclassification of translation adjustments into income				55		55
Pension and post-retirement benefit plans (net of tax impact of $14 million)				21		21
Net gain on derivative instruments (net of tax impact of $2 million)				4		4
Comprehensive Income						1,527
Dividends declared			(311)			(311)
Repurchase of shares of Common Stock	(27)	—	(1,915)			(1,915)
Employee share-based award exercises	4	(58)	(20)			(78)
Share-based compensation events	—	58	—			58
Balance at December 31, 2017	332	$—	$(6,063)	$(271)	$—	$(6,334)	$—

Net Income			1,542			1,542
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $6 million)				(88)		(88)
Reclassification of translation adjustments into income				(4)		(4)
Pension and post-retirement benefit plans (net of tax impact of $13 million)				41		41
Net loss on derivative instruments (net of tax impact of $6 million)				(14)		(14)
Comprehensive Income						1,477
Dividends declared			(464)			(464)
Repurchase of shares of Common Stock	(28)	(38)	(2,356)			(2,394)
Employee share-based award exercises	2	(41)				(41)
Share-based compensation events		79				79
Adoption of accounting standards			(251)	2		(249)
Balance at December 31, 2018	306	$—	$(7,592)	$(334)	$—	$(7,926)	$—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchises or operates a system of over 48,000 quick service restaurants in more than 140 countries and territories. At December 31, 2018, 98% of these restaurants were owned and operated by franchisees. The company’s KFC, Pizza Hut and Taco Bell brands (collectively the “Concepts”) are global leaders of the chicken, pizza and Mexican-style food categories.

Through our widely-recognized Concepts, we develop, operate or franchise a system of both traditional and non-traditional quick service restaurants. The terms "franchise" or "franchisee" within these Consolidated Financial Statements are meant to describe third parties that operate units under either franchise or license agreements. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru or delivery service. Non-traditional units include express units and kiosks which have a more limited menu and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. We also operate or franchise multibrand units, where two or more of our Concepts are operated in a single unit.

As of December 31, 2018, YUM consisted of three operating segments:

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

Our most significant variable interests are in entities that operate restaurants under our Concepts’ franchise and license arrangements.  We do not have an equity interest in any of our franchisee businesses.  Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees.  However, we do have variable interests in certain franchisees through real estate lease arrangements to which we are a party.  At the end of 2018, YUM has future lease payments due from franchisees, on a nominal basis, of approximately $1.1 billion, and we are secondarily liable on certain other lease agreements that have been assigned to franchisees. See the Lease Guarantees and Franchise Loan Pool and Equipment Guarantees sections in Note 19. As our franchise and license arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

See Note 19 for additional information on our entity that operates a franchise lending program that is a VIE in which we have a variable interest but for which we are not the primary beneficiary and thus do not consolidate.

We participate in various advertising cooperatives with our franchisees, typically within a country where we have both Company-owned restaurants and franchise restaurants, established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Contributions to the advertising cooperatives are required for both Company-owned and franchise restaurants and are generally based on a percentage of restaurant sales.  We maintain certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of our voting rights, we consolidate certain of these cooperatives for which we are the primary beneficiary.

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

The change to the Company’s fiscal year and removal of the international reporting lags became effective beginning in 2017. We applied this change in accounting principle retrospectively to financial periods presented prior to 2017 and the impact of this change is summarized in Note 5. The impact of the change in accounting principle on the current period Consolidated Financial Statements is similar to the impact on the prior period results discussed in Note 5.

Our next fiscal year scheduled to include a 53rd week is 2019.

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the U.S. are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2018, net cumulative translation adjustment losses of $245 million are recorded in Accumulated other comprehensive loss ("AOCI") in the Consolidated Balance Sheet.

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

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2018. These reclassifications had no effect on previously reported Net Income.

Revenue Recognition. From 2014 through 2017, the Financial Accounting Standards Board ("FASB") issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries ("Topic 606"). We adopted Topic 606 at the beginning of the year ended December 31, 2018. Below is a discussion of how our revenues are earned, our accounting policies pertaining to revenue recognition prior to the adoption of Topic 606 ("Legacy GAAP"), our accounting policies pertaining to revenue recognition subsequent to the adoption of Topic 606 and other required disclosures. Refer to Note 5 for information regarding the cumulative effect adjustment recorded to Accumulated deficit as of the beginning of the year ended December 31, 2018 to reflect the adoption of Topic 606. Also included in Note 5 is disclosure of the amount by which each balance sheet and income statement line item was impacted in the current reporting period as compared to Legacy GAAP.

Company Sales

Revenues from the sale of food items by Company-owned restaurants are recognized as Company sales when a customer purchases the food, which is when our obligation to perform is satisfied. The timing and amount of revenue recognized related to Company sales was not impacted by the adoption of Topic 606.

Franchise and Property Revenues

Franchise Revenues

Our most significant source of revenues arises from the operation of our Concepts' stores by our franchisees. Franchise rights may be granted through a store-level franchise agreement or through a master franchise agreement that set out the terms of our arrangement with the franchisee. Our franchise agreements require that the franchisee remit continuing fees to us as a percentage of the applicable restaurant’s sales in exchange for the license of the intellectual property associated with our Concepts' brands (the “franchise right”). Our franchise agreements also typically require certain, less significant, upfront franchise fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise right and fees paid in the event the franchise agreement is transferred to another franchisee.

Continuing fees represent the substantial majority of the consideration we receive under our franchise agreements. Continuing fees are typically billed and paid monthly and are usually 4%-6% for store-level franchise agreements. Master franchise agreements allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories. The percentage of sales that we receive for restaurants owned or operated by our master franchisees as a continuing fee is typically less than the percentage we receive for restaurants operating under a store-level franchise agreement. Upfront franchise fees are typically billed and paid when a new franchise or sub-franchise agreement becomes effective or when an existing agreement is transferred to another franchisee or sub-franchisee.

Under Legacy GAAP, continuing fees were recognized as the related restaurant sales occurred. The timing and amount of revenue recognized related to continuing fees was not impacted by the adoption of Topic 606 based on the application of the sales-based royalty exception within Topic 606. Under Legacy GAAP, revenue related to initial fees was recognized upon store opening and renewal and transfer fees were recognized when the related agreement became effective. Upon the adoption of Topic 606, we have determined that the services we provide in exchange for these upfront franchise fees, which primarily relate to pre-opening support, are highly interrelated with the franchise right and are not individually distinct from the ongoing services we provide to our franchisees. As a result, upon the adoption of Topic 606, upfront franchise fees are recognized as revenue over the term of each respective franchise or sub-franchise agreement. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s or sub-franchisee's right to use and benefit from the intellectual property. Revenues from continuing fees and upfront franchise fees are presented within Franchise and property revenues in our Consolidated Statements of Income.

Additionally, from time-to-time we provide non-refundable consideration to franchisees in the form of cash or other incentives (e.g. cash payments to incent new unit openings, free or subsidized equipment, etc.). The Company’s intent in providing such consideration is to drive new unit development or same-store sales growth that will result in higher future revenues for the Company. Under Legacy GAAP, this consideration was recognized when we were obligated to provide the incentive and was presented as either a reduction to Franchise and property revenues, if cash was provided directly to the franchisee, or as Franchise and property expenses, if cash was not provided directly to the franchisee. Due to the adoption of Topic 606, such payments are capitalized and presented within Prepaid expense and other current assets or Other assets. These capitalized balances are being amortized as a reduction in Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates.

Property Revenues

From time to time, we enter into rental agreements with franchisees for the lease or sublease of restaurant locations. These rental agreements typically originate from refranchising transactions and revenues related to the agreements are recognized as they are earned. Amounts owed under the rental agreements are typically billed and paid on a monthly basis. Revenues from rental agreements with franchisees are presented within Franchise and property revenues within our Consolidated Statements of Income. Related expenses are presented as Franchise and property expenses within our Consolidated Statements of Income and primarily include depreciation or, in the case of a sublease, rental expense. The timing and amount of revenue and expenses recognized related to the rental of restaurants we lease or sublease was not impacted by the adoption of Topic 606.

Franchise Contributions for Advertising and Other Services

Advertising Cooperatives

Under Legacy GAAP, receipts and expenditures related to advertising cooperatives we were required to consolidate were presented on a net basis in our Consolidated Statements of Income and Consolidated Statements of Cash Flow. Additionally, assets and liabilities of the advertising cooperatives we were required to consolidate were presented within Advertising cooperative assets, restricted and Advertising cooperative liabilities, respectively, within our Consolidated Balance Sheets. In accordance with the provisions of Topic 606, we have determined we act as a principal in the transactions entered into by the advertising cooperatives we are required to consolidate based on our responsibility to define the nature of the goods or services provided and/or our responsibility to define which franchisees receive the benefit of the goods or services. Additionally, we have determined the advertising services provided to franchisees are highly interrelated with the franchise right and therefore not distinct. Franchisees remit to us a percentage of restaurant sales as consideration for providing the advertising services. As a result, revenues for advertising services are recognized when the related restaurant sales occur based on the application of the sales-based royalty exception within Topic 606. Revenues for these services are typically billed and paid on a monthly basis. These revenues are presented as Franchise contributions for advertising and other services. Expenses incurred to provide these services are presented as Franchise advertising and other services expense. When revenues of an advertising cooperative exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues on an annual basis. Lastly, upon adoption of Topic 606 we have reclassified assets and liabilities of advertising cooperatives we are required to consolidate to the respective balance sheet caption to which the assets and liabilities relate.

Other Services

On a much more limited basis, we provide goods or services to certain franchisees that are individually distinct from the franchise right because they do not require integration with other goods or services we provide. Such arrangements typically relate to supply chain, quality assurance and information technology services. In instances where we rely on third parties to provide goods or services to franchisees at our direction, we have determined we act as a principal in these transactions. The extent to which we provide such goods or services varies by brand, geographic region and, in some instances, franchisee. Similar to advertising services, receipts and expenditures related to these other services were presented on a net basis under Legacy GAAP. Upon adoption of Topic 606, revenues from the goods or services described above are presented as Franchise contributions for advertising and other services within our Consolidated Statements of Income. Expenses related to the provisioning of these goods and services are recorded in Franchise advertising and other services expense. These revenues are recognized as the goods or services are transferred to the franchisee and related expenses are recognized as incurred.

Franchise Support Costs

The internal costs we incur to provide support services to our franchisees for which we do not receive a direct reimbursement are charged to General and administrative expenses (“G&A”) as incurred.  Certain direct costs of our franchise operations are charged to Franchise and property expenses.  These costs include provisions for estimated uncollectible fees, rent or depreciation expense associated with restaurants we lease or sublease to franchisees, franchise marketing funding, amortization expense for franchise-related intangible assets, value added taxes on royalties and certain other direct incremental franchise support costs.

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

	2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$72	$37	$1,034	$1,143
Franchise revenues	171	284	539	994
Property revenues	23	4	27	54
Franchise contributions for advertising and other services	9	269	428	706

China
Franchise revenues	201	59	—	260

Other
Company sales	822	32	3	857
Franchise revenues	825	248	24	1,097
Property revenues	74	3	—	77
Franchise contributions for advertising and other services	447	52	1	500
	$2,644	$988	$2,056	$5,688

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2018 is presented below.

Deferred Franchise Fees
Balance at January 1, 2018	$392
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(66)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	102
Other(a)	(14)
Balance at December 31, 2018	$414

(a)
Includes impact of foreign currency translation as well as the recognition of deferred franchise fees into Refranchising (gain) loss upon the modification of existing franchise agreements when entering into master franchise agreements.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$60
1 - 2 years	55
2 - 3 years	51
3 - 4 years	47
4 - 5 years	42
Thereafter	159
Total	$414

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Direct Marketing Costs.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred, which are based on a percentage of sales of our Company restaurants.  We charge direct marketing costs incurred outside of a cooperative to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs that will generally be used for the first time in the next fiscal year and have historically not been significant.  We report the majority of our direct marketing costs in Company restaurant expenses. Advertising incurred on behalf of franchised restaurants by the Company is recorded within Franchise and property expenses, including $12.5 million and $25 million related to the Pizza Hut U.S. Transformation Agreement in 2018 and 2017, respectively, and $10 million, $20 million and $20 million related to the KFC U.S. Acceleration Agreement in 2018, 2017 and 2016, respectively. See Note 5 for further discussion of these agreements. Advertising expenses incurred by our Company-owned restaurants and those incurred on behalf of franchised restaurants by the Company totaled $131 million, $245 million and $260 million in 2018, 2017 and 2016, respectively.  In 2018 we incurred an additional $1,035 million in spending attributable to franchise contributions to advertising cooperatives that we consolidate and are now reporting on a gross basis within our Consolidated Statements of Income subsequent to the adoption Topic 606.

Share-Based Employee Compensation.  We recognize ongoing share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant.  This compensation cost is recognized over the service period on a straight-line basis, net of an assumed forfeiture rate, for awards that actually vest.  Forfeiture rates are estimated at grant date based on historical experience and compensation cost is adjusted in subsequent periods for differences in actual forfeitures from the previous estimates. We present this compensation cost consistent with the other compensation costs for the employee recipient in either Company restaurant expenses or G&A. See Note 15 for further discussion of our share-based compensation plans.

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

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless it is more likely than not that we will refranchise restaurants as a group.  We review our long-lived assets of such individual restaurants (primarily PP&E and allocated intangible assets subject to amortization) semi-annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We use two consecutive years of operating losses as our primary indicator of potential impairment for our semi-annual impairment testing of these restaurant assets.  We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets.  For restaurant assets that are not deemed to be recoverable, we write-down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets and is determined by discounting the estimated future after-tax cash flows of the restaurant, which include a deduction for royalties we would receive under a franchise agreement with terms substantially at market.  The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement.  The discount rate used in the fair value calculation is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets.  The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows. Individual restaurant-level impairment is recorded within Other (income) expense.

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

When we decide to close a restaurant, it is reviewed for impairment and depreciable lives are adjusted based on the expected disposal date.  Other costs incurred when closing a restaurant such as costs of disposing of the assets as well as other facility-related expenses from previously closed stores are generally expensed as incurred.  Additionally, at the date we cease using a property under an operating lease, we record a liability for the net present value of any remaining lease obligations, net of estimated sublease income, if any.  Any costs recorded upon store closure as well as any subsequent adjustments to liabilities for remaining lease obligations as a result of lease termination or changes in estimates of sublease income are recorded in Other (income) expense.   To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is also recorded in Other (income) expense.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, sublease income and refranchising proceeds.  Accordingly, actual results could vary significantly from our estimates.

Guarantees.  We recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.  The majority of our guarantees are issued as a result of assigning our interest in obligations under operating leases as a condition to the refranchising of certain Company restaurants.  We recognize a liability for the fair value of such lease guarantees upon refranchising and upon subsequent renewals of such leases when we remain secondarily liable.  The related expense and any subsequent changes are included in Refranchising (gain) loss.  Any expense and subsequent changes in the guarantees for other franchise support guarantees not associated with a refranchising transaction are included in Franchise and property expenses.

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

We do not record a deferred tax liability for unremitted earnings of our foreign subsidiaries to the extent that the earnings meet the indefinite reversal criteria. This criteria is met if the foreign subsidiary has invested, or will invest, the earnings indefinitely. The decision as to the amount of unremitted earnings that we intend to maintain in non-U.S. subsidiaries considers items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans and expected cash requirements in the U.S.

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

Receivables.  The Company’s receivables are primarily generated from ongoing business relationships with our franchisees as a result of franchise and lease agreements.  Trade receivables consisting of royalties from franchisees, including Yum China, are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net on our Consolidated Balance Sheet.  Upon adoption of Topic 606, Accounts and notes receivable, net also includes receivables generated from advertising cooperatives that we consolidate that, under Legacy GAAP, were previously recorded in Advertising cooperative assets, restricted. Our provision for uncollectible franchisee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it probable that our franchisees will be unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.  We recorded $11 million, $5 million and less than $1 million in net provisions within Franchise and property expenses in 2018, 2017 and 2016, respectively, related to uncollectible franchise and license receivables. Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

	2018	2017
Accounts and notes receivable	$592	$419
Allowance for doubtful accounts	(31)	(19)
Accounts and notes receivable, net	$561	$400

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time-to-time.  As these receivables primarily relate to our ongoing business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees will be unable to make their required payments.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable, net while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $62 million (net of an allowance of $1 million) and $38 million at December 31, 2018 and December 31, 2017, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

Property, Plant and Equipment.  We state PP&E at cost less accumulated depreciation and amortization.  We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows:  5 to 25 years for buildings and leasehold improvements and 3 to 20 years for machinery and equipment.  We suspend depreciation and amortization on assets that are held for sale.

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

Capitalized Software. We state capitalized software at cost less accumulated amortization within Intangible assets, net on our Consolidated Balance Sheets. We calculate amortization on a straight line basis over the estimated useful life of the software which ranges from 3 to 7 years.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2018 and December 31, 2017, all of the counterparties to our interest rate swaps, foreign currency swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time-to-time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, or other deductions to Common Stock such as shares cancelled upon employee share-based award exercises, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases, or other deductions to Common Stock as an addition to Accumulated deficit.  Due to the large number of share repurchases of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $2,356 million, $1,915 million and $5,399 million in share repurchases in 2018, 2017 and 2016, respectively, and $20 million related to shares cancelled upon employee share-based award exercises in 2017 were recorded as an addition to Accumulated deficit. See Note 16 for additional information on our share repurchases.

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

The net periodic benefit costs associated with the Company's defined benefit pension and post-retirement medical plans are determined using assumptions regarding the projected benefit obligation and, for funded plans, the market-related value of plan assets as of the beginning of each year, or remeasurement period, if applicable. We record the service cost component of net periodic benefit costs in G&A. Non-service cost components are recorded in Other pension (income) expense. We have elected to use a market-related value of plan assets to calculate the expected return on assets, net of administrative and investment fees paid from plan assets, in net periodic benefit costs. We recognize differences in the fair value versus the market-related value of plan assets evenly over five years. For each individual plan we amortize into pension expense the net amounts in AOCI, as adjusted for the difference between the fair value and market-related value of plan assets, to the extent that such amounts exceed 10% of the greater of a plan’s projected benefit obligation or market-related value of assets, over the remaining service period of active participants in the plan or, for plans with no active participants, over the expected average life expectancy of the inactive participants in the plan. We record a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. We record a curtailment gain when the employees who are entitled to the benefits terminate their employment; we record a curtailment loss when it becomes probable a loss will occur.

We recognize settlement gains or losses only when we have determined that the cost of all settlements in a year will exceed the sum of the service and interest costs within an individual plan.

Recent Accounting Pronouncements. Starting in February 2016 and continuing into 2018, the FASB issued standards on the recognition and measurement of leases that are intended to increase transparency and comparability among organizations by requiring that substantially all lease assets and liabilities be recognized on the balance sheet and by requiring the disclosure of key information about leasing arrangements. We will adopt these standards using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the first quarter of 2019 and will not recast the comparative periods presented in the Consolidated Financial Statements upon adoption.

The standards provide a number of optional practical expedients and policy elections in transition. We currently expect to elect the ‘package of practical expedients’ under which we will not reassess under the standards our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We currently expect to elect the short-term lease recognition exemption for all leases that qualify, meaning we would not recognize right-of-use assets or lease liabilities for those leases. We do not currently expect to elect the practical expedient to not separate lease and non-lease components for leases with franchisees, which is our most significant leasing activity with both lease and non-lease components.

We have made significant progress in assessing the impact of the standards and planning for their adoption and implementation. We have completed a scoping analysis and worldwide data gathering process of our current lease portfolio. We are substantially complete with reviewing the information for completeness of the lease portfolio, analyzing the financial statement impact of adopting the standards, and evaluating the impact of adoption on our existing accounting policies and disclosures.

Based on our current volume of store leases we expect this adoption will result in a material increase in the Total Assets and Total Liabilities on our Consolidated Balance Sheet. We do not anticipate adoption will have a significant impact on our Consolidated Statements of Income or Cash Flows. Upon adoption, we currently expect to recognize additional lease liabilities of $750 million and corresponding right-of-use assets of $675 million.

In January 2016, the FASB issued a standard that updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We adopted this standard beginning with the quarter ended March 31, 2018. While the adoption of this standard did not have a material impact on our Financial Statements the standard requires our investment in Grubhub common stock, which was consummated in April 2018 (See Note 5), to be remeasured to fair value in each future reporting period with corresponding changes recorded in our Consolidated Statement of Income.

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

In February 2018, the FASB issued a standard that allows a reclassification to retained earnings for tax effects that were stranded within AOCI subsequent to the accounting in the fourth quarter of 2017 necessary as a result of the enactment of the Tax Cuts and Jobs Act of 2017. We adopted this standard during the quarter ended March 31, 2018 and reclassified stranded tax effects of $19 million from AOCI with a corresponding decrease to Accumulated deficit at the beginning of our first quarter 2018. These stranded tax effects primarily related to the remeasurement of deferred tax assets associated with pension losses within AOCI. The Company's policy is to follow the specific identification approach for releasing stranded tax effects from AOCI.

Note 3 – Earnings Per Common Share (“EPS”)

	2018	2017	2016
Income from continuing operations	$1,542	$1,340	$1,018
Income from discontinued operations	N/A	N/A	625
Net Income	$1,542	$1,340	$1,643
Weighted-average common shares outstanding (for basic calculation)	322	347	394
Effect of dilutive share-based employee compensation	7	8	6
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	329	355	400
Basic EPS from continuing operations	$4.80	$3.86	$2.58
Basic EPS from discontinued operations	N/A	N/A	1.59
Basic EPS	$4.80	$3.86	$4.17
Diluted EPS from continuing operations	$4.69	$3.77	$2.54
Diluted EPS from discontinued operations	N/A	N/A	$1.56
Diluted EPS	$4.69	$3.77	$4.10
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.0	2.3	5.0

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

The following table presents the financial results of the Company’s discontinued operations:

2016(a)
Company sales	$5,667
Franchise and property revenues	109
Company restaurant expenses	(4,766)
G&A expenses(b)	(406)
Franchise and property expenses	(45)
Other income (expense)(c)	(8)
Refranchising gain	12
Interest income, net	8
Income from discontinued operations before income taxes	571
Income tax benefit(d)	65
Income from discontinued operations - including noncontrolling interests	636
Income from discontinued operations - noncontrolling interests	(11)
Income from discontinued operations, net of tax	$625

(a)	Includes Yum China financial results from January 1, 2016 to October 31, 2016.

(b)	Includes costs incurred to execute the Separation of $68 million for 2016. Such costs primarily relate to transaction advisors, legal and other consulting fees.

(c)	Includes store closure and impairment expenses and equity income from KFC franchisees in which Yum China owns a minority interest.

(d)
During 2016, we recorded a tax benefit of $233 million related to previously recorded losses associated with our Little Sheep business. The tax benefit associated with these losses was able to be recognized as a result of legal entity restructuring completed in anticipation of the Separation.

Cash inflows from Yum China to the Company in 2018, 2017 and 2016, subsequent to the Separation, related to the Master License Agreement was $233 million, $217 million and $16 million, respectively, net of taxes paid and primarily related to royalty revenues.

Note 5 – Items Affecting Comparability of Net Income and Cash Flows

QuikOrder Acquisition

On December 21, 2018, we completed the acquisition of QuikOrder, LLC, an online ordering software and service provider for the restaurant industry (“QuikOrder”), who has been a provider of services to Company and franchise restaurants of our Pizza Hut U.S. business for nearly two decades. The purchase price to be allocated for accounting purposes of $77 million consisted of cash, net of cash acquired, in the amount of $66 million, settlement of a prepaid asset of $6 million related to our preexisting contractual relationship with QuikOrder and contingent consideration of $5 million. The acquisition is part of our strategy to deliver an easy and personalized online ordering experience and accelerate digital innovation. The financial results of QuikOrder have been included in our Consolidated Financial Statements since the date of the acquisition but did not significantly impact our results for the year ended December 31, 2018. Subsequent to the acquisition, fees paid by franchisees for use of the QuikOrder software are being presented within Franchise contributions for advertising and other services. Associated costs we incur are being primarily presented within Franchise advertising and other services expense.

The primary assets recorded as a result of the preliminary purchase price allocation were goodwill of $39 million and amortizable intangible assets (primarily software) of $33 million. The goodwill recorded resulted from increased synergies expected to be achieved through leveraging our scale and resources to enhance the services previously offered by QuikOrder. The goodwill amortization is deductible for tax purposes and has been allocated to the Pizza Hut U.S. reporting unit..

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2017 would not have been significant. The direct transaction costs associated with the acquisition were also not material and were expensed as incurred.

Tax Cuts and Jobs Act of 2017 (“Tax Act”)

We recognized $434 million in our Income tax provision for the year ended December 31, 2017 as a result of the December 22, 2017 enactment of the Tax Act. During the year ended December 31, 2018, we recorded a $35 million decrease related to our provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Act. See Note 17.

Refranchising (Gain) Loss

The Refranchising (gain) loss by reportable segment is presented below. Given the size and volatility of recent refranchising initiatives, our chief operating decision maker ("CODM") does not consider the impact of Refranchising (gain) loss when assessing segment performance. As such, we do not allocate such gains and losses to our segments for performance reporting purposes.

During the years ended December 31, 2018, 2017 and 2016, we refranchised 660, 1,470 and 432 restaurants, respectively. We received $825 million, $1,773 million and $370 million in pre-tax proceeds in 2018, 2017 and 2016, respectively, related to these transactions.

A summary of Refranchising (gain) loss is as follows:

	Refranchising (gain) loss
	2018	2017	2016
KFC Division	$(240)	$(581)	$(44)
Pizza Hut Division	13	(16)	(48)
Taco Bell Division	(313)	(486)	(71)
Worldwide	$(540)	$(1,083)	$(163)

As a result of classifying restaurant and related assets as held-for-sale and ceasing depreciation expense as well as recording any related write-downs to fair value, depreciation expense was reduced versus what would have otherwise been recorded by $3 million and $10 million during the years ended December 31, 2018 and 2017, respectively. Our CODM does not consider the impact of these depreciation reductions, which were recorded within Company restaurant expenses when assessing segment performance. These depreciation reductions were not allocated to the Division segments resulting in depreciation expense continuing to be recorded within our Divisional results at the rate at which it was prior to the held-for-sale classification.

YUM's Strategic Transformation Initiatives

In October 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the then anticipated separation of our China business on October 31, 2016. Major features of the Company’s strategic transformation plans involve being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. We incurred pre-tax costs of $8 million, $23 million and $67 million related to our Strategic Transformation Initiatives in 2018, 2017 and 2016, respectively, primarily recorded in G&A. In 2018 and 2017, these costs included contract termination costs and relocation and severance costs for restaurant-support center employees. In 2016, these costs included restaurant-support center employee severance costs, charges associated with a voluntary retirement program offered to certain U.S. restaurant-support center employees, consulting costs incurred to facilitate YUM's Strategic Transformation Initiatives and losses associated with our sale of Corporate aircraft upon our decision to no longer own aircraft. Due to the scope of the initiatives as well as their significance, our CODM does not consider the associated cost when assessing segment performance. As such, these costs are not being allocated to any of our segment operating results for performance reporting purposes.

Modifications of Share-based Compensation Awards

In connection with the Separation, we modified certain share-based compensation awards held as part of our Executive Income Deferral ("EID") Plan in phantom shares of YUM Common Stock to provide one phantom Yum China share-based award for each outstanding phantom YUM share-based award. Through October 31, 2018, these Yum China awards could be settled in cash, as opposed to stock, which requires recognition of the fair value of these awards within G&A in our Consolidated Income Statement. During 2018, 2017 and 2016, we recorded pre-tax credits of $3 million, charges of $18 million and charges of $30 million, respectively, related to these awards due to changes in the market price of Yum China's common stock. Given these adjustments were a direct result of the Separation, our CODM did not consider their impact when assessing segment performance. As such, these amounts were not being allocated to any of our segment operating results.

As of October 31, 2018, deferrals in phantom shares of Yum China common stock are no longer an investment option within our EID Plan and any balances relating to these shares were moved to another available EID Plan investment option as selected by the participants.  Amounts directed into cash or phantom shares of a Stock Index Fund or a Bond Index Fund remained classified as a liability and any appreciation or depreciation in these investments from the transfer date forward will be recognized as compensation expense and included in our segment operating results consistent with existing investments in these funds. Any balances directed into phantom shares of YUM Common Stock were reclassified to Common Stock on our Consolidated Balance Sheet.  We do not recognize compensation expense for the appreciation or depreciation, if any, of investments in phantom shares of our Common Stock. See Note 15 for further description of our EID Plan.

Pizza Hut U.S. Transformation Agreement

In May 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology and that includes a permanent franchisee commitment to incremental advertising as well as digital and technology contributions (the “Transformation Agreement”). In connection with the Transformation Agreement we anticipate investing approximately $90 million from 2017 to 2019 to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and e-commerce capabilities.

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

We invested $25 million in the year ended December 31, 2018 related to the Transformation Agreement, primarily consisting of capital investments and franchisee incentive payments that were capitalized.

Due to their unique and long-term brand-building nature as well as their non-recurring impact on Pizza Hut’s Division results, the financial impact of operating investments that are part of the Transformation Agreement are not being considered by our CODM when assessing segment performance in 2017 or 2018.  For the same reasons, franchisee incentive payments in 2017 that were expensed as incurred under Legacy GAAP were not considered in assessing segment performance in 2017. As such, these amounts were not allocated to the Pizza Hut Division operating segment results for performance reporting purposes.  Depreciation on capital investments made as part of the Transformation Agreement is being allocated to Pizza Hut segment results as the expense is recurring and is not expected to significantly impact the comparability of results in any given period.  For the same reasons, the amortization related to franchisee incentive payments that were capitalized upon the adoption of Topic 606 and amortization related to franchisee incentive payments that are being capitalized going forward are being allocated to Pizza Hut Division operating segment results starting in 2018.

In addition to the investments above, we agreed to fund $37.5 million of incremental system advertising dollars from the second half of 2017 through 2018. During the year ended December 31, 2018, we incurred $12.5 million in related incremental system advertising expense, fulfilling our advertising spend obligation. We funded approximately $25 million of such advertising during 2017, which was expensed in the third and fourth quarters of 2017. These advertising amounts were recorded primarily in Franchise and property expenses and are included in Pizza Hut's segment operating results.

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience.  In connection with this agreement we are investing approximately $130 million from 2015 through 2019 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels.  Under Legacy GAAP these amounts were expensed as incurred including $17 million and $26 million during the years ended December 31, 2017 and 2016, respectively.  We recorded total pre-tax charges for such amounts of $115 million, primarily as Franchise and property expenses, during the three year period ended December 31, 2017.  Due to their size and unique and long-term brand building nature, as well as their non-recurring impact on KFC Division's results when expensed upfront, our CODM did not consider the impact of these investments when assessing segment performance from 2015 through 2017.  As such, prior to 2018 the investments were not allocated to the KFC Division segment operating results for performance reporting purposes.

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

In addition to the investments above, we agreed to fund $60 million of incremental system advertising from 2015 through 2018.  During the years ended December 31, 2018, 2017 and 2016, we incurred $10 million, $20 million and $20 million, respectively, in incremental system advertising expense.  As $10 million in incremental system advertising expense was incurred in 2015, we have now fulfilled our advertising spend obligation. These advertising amounts were recorded primarily in Franchise and property expenses and were included in the KFC Division segment operating results.

Impact of Adopting New Revenue Recognition Standards

As discussed in Note 2, we adopted Topic 606 at the beginning of the year ended December 31, 2018, using the modified retrospective method. Topic 606 was applied to all contracts with customers as of January 1, 2018 and the cumulative effective of this transition was recorded as an adjustment to Accumulated deficit as of this date. As a result, the following adjustments were made to the Consolidated Balance Sheet as of January 1, 2018:

CONSOLIDATED BALANCE SHEET
	As Reported 12/31/2017	Adjustments		Balances with Adoption of Topic 606 1/1/2018
ASSETS
Current Assets
Cash and cash equivalents	$1,522	$11		$1,533
Accounts and notes receivable, net	400	112		512
Prepaid expenses and other current assets	384	76	(a)	460
Advertising cooperative assets, restricted	201	(201)		—
Total Current Assets	2,507	(2)		2,505

Property, plant and equipment, net	1,594	2		1,596
Goodwill	512	—		512
Intangible assets, net	214	9		223
Other assets	345	118		463
Deferred income taxes	139	26		165
Total Assets	$5,311	$153		$5,464

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$813	$220		$1,033
Income taxes payable	123	—		123
Short-term borrowings	375	—		375
Advertising cooperative liabilities	201	(201)		—
Total Current Liabilities	1,512	19		1,531

Long-term debt	9,429	—		9,429
Other liabilities and deferred credits	704	353		1,057
Total Liabilities	11,645	372		12,017

Shareholders’ Deficit
Accumulated deficit	(6,063)	(240)		(6,303)
Accumulated other comprehensive loss	(271)	21		(250)
Total Shareholders’ Deficit	(6,334)	(219)		(6,553)
Total Liabilities and Shareholders’ Deficit	$5,311	$153		$5,464

(a)	Includes $58 million of restricted cash related to advertising cooperatives. These balances can only be used to settle obligations of the respective cooperatives.

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

The remaining adjustments to our December 31, 2017 Consolidated Balance Sheet are primarily a result of reclassifying the assets and liabilities of our consolidated advertising cooperates from Advertising cooperative assets, restricted and Advertising cooperative liabilities to the respective balance sheet caption to which the assets and liabilities relate.

The following tables reflect the impact of the adoption of Topic 606 on our Consolidated Statement of Income for the year ended December 31, 2018 and our Consolidated Balance Sheet as of December 31, 2018.

CONSOLIDATED STATEMENT OF INCOME
	Year ended 12/31/2018
Revenues	As Reported	Impact		Balances under Legacy GAAP
Company sales	$2,000	$—		$2,000
Franchise and property revenues	2,482	43		2,525
Franchise contributions for advertising and other services	1,206	(1,206)		—
Total revenues	5,688	(1,163)		4,525
Costs and Expenses, Net
Company restaurant expenses	1,634	—		1,634
General and administrative expenses	895	—		895
Franchise and property expenses	188	27		215
Franchise advertising and other services expense	1,208	(1,208)		—
Refranchising (gain) loss	(540)	4		(536)
Other (income) expense	7	—		7
Total costs and expenses, net	3,392	(1,177)		2,215
Operating Profit	2,296	14	(a)	2,310
Investment (income) expense, net	(9)	—		(9)
Other pension (income) expense	14	—		14
Interest expense, net	452	—		452
Income from continuing operations before income taxes	1,839	14		1,853
Income tax provision (benefit)	297	3		300
Net Income	$1,542	$11		$1,553

Basic Earnings Per Common Share	$4.80	$0.03		$4.83

Diluted Earnings Per Common Share	$4.69	$0.03		$4.72

(a)
Includes $23 million of franchise incentive payments made to or on behalf of franchisees during 2018 that under Legacy GAAP would have been recognized as expense in full in 2018. Due to the size and nature of such payments, we historically would not have allocated their impact to our Divisional results. Upon the adoption of Topic 606, these payments have been capitalized as assets.

Upon the adoption of Topic 606, the timing and amount of revenue recognized for upfront franchise fees and franchise incentives changed from upfront recognition under Legacy GAAP to recognition over the term of the franchise agreement to which the fees and incentives relate. Also, under Legacy GAAP, amounts reported as Franchise contributions for advertising and other services and Franchise advertising and other services expense were presented on a net basis. Upon the adoption of Topic 606, these amounts require gross presentation in our Consolidated Statements of Income. Lastly, Legacy GAAP required that certain value-added taxes withheld and remitted on our behalf by our franchisees be reported as revenue and corresponding expense in our Consolidated Statements of Income. Upon adoption of Topic 606, these taxes are reported on a net basis as a reduction in Franchise and property revenues.

CONSOLIDATED BALANCE SHEET
	As Reported 12/31/2018	Impact	Balances under Legacy GAAP 12/31/2018
ASSETS
Current Assets
Cash and cash equivalents	$292	$(13)	$279
Accounts and notes receivable, net	561	(120)	441
Prepaid expenses and other current assets	354	(107)	247
Advertising cooperative assets, restricted	—	241	241
Total Current Assets	1,207	1	1,208

Property, plant and equipment, net	1,237	(2)	1,235
Goodwill	525	—	525
Intangible assets, net	242	(16)	226
Other assets	724	(127)	597
Deferred income taxes	195	(25)	170
Total Assets	$4,130	$(169)	$3,961

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$911	$(287)	$624
Income taxes payable	69	—	69
Short-term borrowings	321	—	321
Advertising cooperative liabilities	—	241	241
Total Current Liabilities	1,301	(46)	1,255

Long-term debt	9,751	—	9,751
Other liabilities and deferred credits	1,004	(354)	650
Total Liabilities	12,056	(400)	11,656

Shareholders’ Deficit
Accumulated deficit	(7,592)	251	(7,341)
Accumulated other comprehensive loss	(334)	(20)	(354)
Total Shareholders’ Deficit	(7,926)	231	(7,695)
Total Liabilities and Shareholders’ Deficit	$4,130	$(169)	$3,961

The significant impacts resulting from the adoption of Topic 606 on our Consolidated Balance Sheet as of December 31, 2018, are consistent with those recorded as of January 1, 2018 as described previously.

Under Legacy GAAP, Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents pertaining to advertising cooperatives that we were required to consolidate were classified within Advertising cooperative assets, restricted. Upon adoption of Topic 606, these amounts are reflected on our Consolidated Balance Sheet and changes in these balances are reported within our Consolidated Statement of Cash Flows.

Investment in Grubhub

On February 7, 2018, certain of our subsidiaries entered into a master services agreement with a subsidiary of Grubhub, the leading online and mobile takeout food-ordering company in the U.S., which is intended to provide dedicated support for the KFC and Taco Bell branded online delivery channels in the U.S. through Grubhub’s online ordering platform, logistics and last-mile support for delivery orders, as well as point-of-sale integration to streamline operations. Concurrently with the master services agreement, one of our subsidiaries entered into an investment agreement with Grubhub to invest $200 million in exchange for approximately 2.8 million shares of Grubhub common stock. In April 2018, all necessary regulatory approvals were obtained and the purchase of Grubhub shares was consummated. Shares acquired as part of this purchase are restricted from being transferred until the earlier of the two-year anniversary of closing the investment agreement or 30 days following the termination of our master services agreement with Grubhub. In the year ended December 31, 2018 we recognized pre-tax income of $14 million, which includes the appreciation in the market price of Grubhub common stock less valuation adjustments related to the transfer restrictions. Changes in the fair value of our investment in Grubhub common stock are presented as Investment (income) expense, net within our Consolidated Statements of Income.

Items Impacting Other Pension (Income) Expense

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

	2016
	As Previously Reported	Adjustments		After Change in Reporting Calendar
Total revenues	$6,366	$(10)		$6,356
Operating Profit	1,625	25	(a)	1,650	(b)
Income from continuing operations	994	24		1,018
Income from discontinued operations, net of tax	625	—		625
Net Income	$1,619	$24		$1,643

Diluted EPS from continuing operations	$2.48	$0.06		$2.54
Diluted EPS from discontinued operations	1.56	—		1.56
Diluted EPS	$4.04	$0.06		$4.10

(a)	Primarily represents gains of $24 million related to the refranchising of certain international restaurants which occurred in December 2016.

(b)
Amount does not reconcile to our Consolidated Statements of Income for the year ended December 31, 2016 due to the impact of retrospectively adopting a new accounting standard on Benefit Costs of $32 million.

In 2016, the impact on our Consolidated Statement of Cash Flows was a decrease in cash provided by operating activities of $39 million, a decrease in cash used in investing activities of $20 million and a decrease in cash used in financing activities of $16 million.

Note 6 – Supplemental Cash Flow Data

	2018	2017	2016
Cash Paid For:
Interest	$455	$442	$297
Income taxes	279	346	314
Significant Non-Cash Investing and Financing Activities:
Capital lease obligations incurred	$4	$8	$10
Capital lease and other debt obligations transferred through refranchising	(24)	(35)	(1)
Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:
Cash and cash equivalents as presented in Consolidated Balance Sheets	$292	$1,522	$725
Restricted cash included in Prepaid expenses and other current assets(a)	151	60	55
Restricted cash and restricted cash equivalents included in Other assets(b)	31	17	51
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows(c)	$474	$1,599	$831

(a)
Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives that we consolidate that can only be used to settle obligations of the respective cooperatives and Taco Bell Securitization interest reserves. See Note 10.

(b)
Primarily trust accounts related to our self-insurance program. 2016 also includes cash balances required, to the extent necessary, to meet statutory minimum net worth requirements for legal entities which enter into U.S. franchise agreements.

(c)
Upon adoption of Topic 606 we reclassified cash of $11 million and restricted cash of $58 million, respectively, from Advertising cooperative assets, restricted to Cash and cash equivalents and Prepaid expenses and other current assets. These amounts are included in the Beginning of Period balance of Cash, Cash Equivalents, Restricted Cash and Restricted Cash equivalents in our Consolidated Statement of Cash Flows for the year ended December 31, 2018.

Note 7 – Other (Income) Expense

	2018	2017	2016
Foreign exchange net (gain) loss and other	$1	$5	$(6)
Loss associated with corporate aircraft(a)	—	2	9
Closure and impairment expense	6	3	15
Other (income) expense	$7	$10	$18

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

Note 8 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2018	2017
Income tax receivable	$36	$175
Restricted cash(a)	151	60
Assets held for sale(b)	24	37
Other prepaid expenses and current assets	143	112
Prepaid expenses and other current assets	$354	$384

Property, Plant and Equipment	2018	2017
Land	$422	$452
Buildings and improvements	1,349	1,661
Capital leases, primarily buildings	59	123
Machinery and equipment	523	700
Property, plant and equipment, gross	2,353	2,936
Accumulated depreciation and amortization	(1,116)	(1,342)
Property, plant and equipment, net	$1,237	$1,594

Depreciation and amortization expense related to PP&E was $146 million, $215 million and $276 million in 2018, 2017 and 2016, respectively.

Other Assets	2018	2017
Investment in Grubhub common stock(c)	$214	$—
Franchise incentives(a)	141	—
Other	369	345
Other assets	$724	$345

Accounts Payable and Other Current Liabilities	2018	2017
Accounts payable(a)	$202	$119
Accrued compensation and benefits	206	252
Accrued advertising(a)	108	9
Accrued taxes, other than income taxes	48	90
Other current liabilities	347	343
Accounts payable and other current liabilities	$911	$813

(a)	Increase from 2017 primarily due to the adoption of Topic 606 beginning with the year ended December 31, 2018. See Note 2.

(b)	Reflects the carrying value of restaurants we have offered for sale to franchisees and excess properties that we do not intend to use for restaurant operations in the future.

(c)	Refer to Note 5 for additional discussion regarding our investment in Grubhub.

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	KFC	Pizza Hut	Taco Bell	Worldwide
Goodwill, net as of December 31, 2016(a)	$268	$157	$111	$536
Disposals and other, net(b)	(21)	5	(8)	(24)
Goodwill, net as of December 31, 2017(a)	247	162	103	512
Disposal and other, net(b)	(17)	(5)	(4)	(26)
QuikOrder acquisition (See Note 5)	—	39	—	39
Goodwill, net as of December 31, 2018(a)	$230	$196	$99	$525

(a)	Goodwill, net includes $17 million of accumulated impairment losses for each year presented related to our Pizza Hut segment.

(b)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

Intangible assets, net for the years ended 2018 and 2017 are as follows:

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Capitalized software costs	$319	$(156)	$243	$(139)
Reacquired franchise rights	37	(30)	60	(42)
Franchise contract rights	99	(79)	100	(77)
Lease tenancy rights	11	(1)	32	(6)
Other	38	(27)	37	(25)
	$504	$(293)	$472	$(289)

Indefinite-lived intangible assets
KFC trademark	$31		$31

Amortization expense for all definite-lived intangible assets was $37 million in 2018, $33 million in 2017 and $31 million in 2016.  Amortization expense for definite-lived intangible assets is expected to approximate $47 million in 2019, $44 million in 2020, $34 million in 2021, $19 million in 2022 and $16 million in 2023.

Note 10 – Short-term Borrowings and Long-term Debt

	2018	2017
Short-term Borrowings
Current maturities of long-term debt	$331	$386
Less current portion of debt issuance costs and discounts	(10)	(11)
Short-term borrowings	$321	$375

Long-term Debt
Securitization Notes	$2,928	$2,271
Subsidiary Senior Unsecured Notes	2,850	2,850
Term Loan A Facility	488	500
Term Loan B Facility	1,955	1,975
YUM Senior Unsecured Notes	1,875	2,200
Capital lease obligations (See Note 11)	71	105
	$10,167	$9,901
Less debt issuance costs and discounts	(85)	(86)
Less current maturities of long-term debt	(331)	(386)
Long-term debt	$9,751	$9,429

Securitization Notes

On May 11, 2016, Taco Bell Funding, LLC (the “Issuer”), a newly formed, special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. ("TBC") completed a securitization transaction and issued $800 million of its Series 2016-1 3.832% Fixed Rate Senior Secured Notes, Class A-2-I (the “2016 Class A-2-I Notes”), $500 million of its Series 2016-1 4.377% Fixed Rate Senior Secured Notes, Class A-2-II (the “2016 Class A-2-II Notes”) and $1.0 billion of its Series 2016-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “2016 Class A-2-III Notes” and, together with the 2016 Class A-2-I Notes and the 2016 Class A-2-II Notes, the “2016 Class A-2 Notes”).  In connection with the issuance of the 2016 Class A-2 Notes, the Issuer also entered into a revolving financing facility of Series 2016-1 Senior Notes, Class A-1 (the “Variable Funding Notes”), which allowed for the borrowing of up to $100 million and the issuance of up to $50 million in letters of credit.   The 2016 Class A-2 Notes were issued under a Base Indenture, dated as of May 11, 2016 (the “Base Indenture”), and the related Series 2016-1 Supplement thereto, dated as of May 11, 2016 (the “Series 2016-1 Supplement”).  The Base Indenture and the Series 2016-1 Supplement (collectively, the “Indenture”) allow the Issuer to issue additional series of notes. On October 16, 2017, the Issuer terminated the Variable Funding Notes.

On November 28, 2018, the Issuer completed a refinancing transaction and issued $825 million of its Series 2018-1 4.318% Fixed Rate Senior Secured Notes, Class A-2-I (the “2018 Class A-2-I Notes”) and $625 million of its Series 2018- 1 4.940% Fixed Rate Senior Secured Notes, Class A-2-II (the “2018 Class A-2-II Notes” and, together with the Series 2018-1 Class A-2-I Notes, the “2018 Class A-2 Notes”).  The net proceeds from the issuance of the 2018 Class A-2 Notes were used to repay in full the 2016 Class A-2-I Notes, to repay $273 million of borrowings that were outstanding under the Revolving Facility (see below) and for general corporate purposes, including capital return to shareholders.  The 2016 Class A-2 Notes and the 2018 Class A-2 Notes are referred to collectively as the “Securitization Notes”.

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

Payments of interest and principal on the Securitization Notes are made from the royalty fees paid pursuant to the franchise and license agreements with all U.S. Taco Bell restaurants, including both company and franchise operated restaurants. Interest on and principal payments of the Securitization Notes are due on a quarterly basis. In general, no amortization of principal of the Securitization Notes is required prior to their anticipated repayment dates unless as of any quarterly measurement date the consolidated leverage ratio (the ratio of total debt to Net Cash Flow (as defined in the Indenture)) for the preceding four fiscal quarters of either the Company and its subsidiaries or the Issuer and its subsidiaries exceeds 5.0:1, in which case amortization payments of 1% per year of the outstanding principal as of the closing of the Securitization Notes is required. As of the most recent quarterly measurement date the consolidated leverage ratio exceeded 5.0:1 and, as a result, amortization payments are required. The legal final maturity dates of the 2016 Class A-2 Notes and the 2018 Class A-2 Notes are May 2046 and November 2048, respectively. However, the anticipated repayment dates of the the 2016 Class A-2-II Notes, the 2016 Class A-2-III Notes, the 2018 Class A-2-I Notes and the 2018 Class A-2-II Notes are 7, 10, 5 and 10 years (the “Anticipated Repayment Dates”), respectively, from the date of issuance.  If the Issuer has not repaid or refinanced a series of Securitization Notes prior to its respective Anticipated Repayment Dates, rapid amortization of principal on all Securitization Notes will occur and additional interest will accrue on the Securitization Notes, as stated in the Indenture.

The Company paid debt issuance costs of $13 million and $31 million in connection with the 2018 and 2016 issuances of the Securitization Notes, respectively. The debt issuance costs are being amortized to Interest expense, net through the Anticipated Repayment Dates of the Securitization Notes utilizing the effective interest rate method. As of December 31, 2018, the effective interest rates, including the amortization of debt issuance costs, were 4.59%, 5.14%, 4.53% and 5.06% for the 2016 Class A-2-II Notes, 2016 Class A-2-III Notes, 2018 Class A-2-I Notes and 2018 Class A-2-II Notes, respectively. During 2018 and 2017, $4 million and $2 million, respectively, of unamortized debt issuance costs were recognized within Interest expense, net due to the extinguishment of the 2016 Class A-2-I Notes and the termination of the Variable Funding Notes.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Seuritization Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the Indenture) of at least 1.1:1, gross domestic sales for branded restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Securitization Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of December 31, 2018, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders, and are restricted in their use. The Indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of December 31, 2018, the Company had restricted cash of $82 million primarily related to required interest reserves included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. The amount of weekly securitization cash flow collections that exceed the required weekly allocations is generally remitted to the Company. During the quarter ended December 31, 2018, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

Credit Facilities and Subsidiary Senior Unsecured Notes

On June 16, 2016, KFC Holding Co., Pizza Hut Holdings, LLC, a limited liability company, and TBA, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the "Borrowers"), entered into a credit agreement providing for senior secured credit facilities consisting of a $500 million Term Loan A facility (the “Term Loan A Facility"), a $2.0 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.0 billion revolving facility (the “Revolving Facility”), each of which may be increased subject to certain conditions. The Term Loan A Facility, the Term Loan B Facility, and the Revolving Facility are collectively referred to as the "Credit Agreement". There are no outstanding borrowings under the Revolving Facility and $7 million of letters of credit outstanding as of December 31, 2018.

The Term Loan A Facility was originally subject to quarterly amortization payments beginning one full fiscal quarter after the first anniversary of the closing date, in an amount equal to 1.25% of the initial principal amount of the facility, in each of the second and third years of the facility; in an amount equal to 1.875% of the initial principal amount of the facility, in the fourth year of the facility; and in an amount equal to 3.75% of the initial principal amount of the facility, in the fifth year of the facility, with the balance payable at maturity on the fifth anniversary of the closing date. Subsequently, this amortization schedule was delayed by approximately one year and the maturity date was extended to June 7, 2022 as a result of the Term Loan A repricing in 2017 (see below). The Term Loan B Facility is subject to quarterly amortization payments in an amount equal to 0.25% of the initial principal amount of the facility, with the balance payable at maturity on the seventh anniversary of the closing date.

On March 21, 2017, the Borrowers completed the repricing of the then existing $1.99 billion under the Term Loan B Facility pursuant to an amendment to the Credit Agreement. The amendment reduces the interest rate applicable to the Term Loan B Facility by 75 basis points to LIBOR plus 2.00% or Base Rate plus1.00%, at the Borrower’s election, with an additional rate stepdown to LIBOR plus 1.75% or Base Rate plus 0.75% in the event the secured net leverage ratio (as defined in the Credit Agreement) is less than 1 to 1. As a result of repricing the Term Loan B Facility, $192 million in principal was assigned to new lenders or existing lenders electing to increase their holdings in the loan. The maturity date and all other material provisions under the Credit Agreement remained unchanged as a result of this amendment.

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

On April 3, 2018, the Borrowers completed the repricing of the then existing$1.97 billion under the Term Loan B Facility pursuant to an amendment to the Credit Agreement. The amendment reduces the interest rate applicable to the Term Loan B Facility by 25 basis points to adjusted LIBOR plus 1.75% or Base Rate plus 0.75%, at the Borrowers’ election, and extends the maturity date for the Term Loan B Facility by 2 years to April 3, 2025. All other material provisions under the Credit Agreement remained unchanged as a result of this amendment.

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

The Credit Agreement includes two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of December 31, 2018.

On June 16, 2016, the Borrowers issued $1.05 billion aggregate principal amount of 5.00% Senior Unsecured Notes due 2024 and $1.05 billion aggregate principal amount of 5.25% Senior Unsecured Notes due 2026 and on June 15, 2017, the Borrowers issued $750 million aggregate principal amount of 4.75% Senior Notes due June 1, 2027 (the “2027 Notes” and collectively the “Subsidiary Senior Unsecured Notes”). Interest on the Subsidiary Senior Unsecured Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by

(i) the Company, (ii) the Specified Guarantors and (iii) by each of the Borrower's and the Specified Guarantors’ domestic subsidiaries that guarantees the Borrower's obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of December 31, 2018.

During 2016, the Company paid debt issuance costs of $56 million in connection with the issuance of the Credit Agreement and the Subsidiary Senior Unsecured Notes. During 2017, $32 million of fees related to the repricing of the Term Loan A, Term Loan B and Revolving Facilities and the issuance of the 2027 Notes were capitalized as debt issuance costs. The debt issuance costs are being amortized to Interest expense, net through the contractual maturity of the agreements utilizing the effective interest rate method. We classify these deferred costs on our Consolidated Balance Sheet as a reduction in the related debt when borrowings are outstanding or within Other assets if borrowings are not outstanding. Additionally, $5 million and $8 million of fees and unamortized debt issuance costs were recognized within Interest expense, net due to the repricings in the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the effective interest rates, including the amortization of debt issuance costs and the impact of the interest rate swaps on Term Loan B Facility (See Note 12), were 5.16%, 5.39%, 4.90%, 3.43%, and 3.74% for the Subsidiary Senior Unsecured Notes due 2024, the Subsidiary Senior Unsecured Notes due 2026, the Subsidiary Senior Unsecured Notes due 2027, the Term Loan A Facility, and the Term Loan B Facility, respectively.

YUM Senior Unsecured Notes

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes with varying maturity dates from 2020 through 2043 and stated interest rates ranging from 3.75% to 6.88%.  The YUM Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

The following table summarizes all YUM Senior Unsecured Notes issued that remain outstanding at December 31, 2018:

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

The annual maturities of short-term borrowings and long-term debt as of December 31, 2018, excluding capital lease obligations of $71 million are as follows:

Year ended:
2019	$324
2020	430
2021	455
2022	424
2023	1,626
Thereafter	6,837
Total	$10,096

Interest expense on short-term borrowings and long-term debt was $496 million, $473 million and $331 million in 2018, 2017 and 2016, respectively.

Note 11 – Leases

At December 31, 2018, we operated 856 restaurants, leasing the underlying land and/or building in 517 of those restaurants with the vast majority of our commitments expiring within 20 years from the inception of the lease.  In addition, the Company leases or subleases 1,020 units to franchisees, principally in the U.S., United Kingdom, Australia, Germany and France.

We also lease office space for headquarters and support functions, as well as certain office and restaurant equipment.  We do not consider any of these individual leases material to our operations.  Most leases require us to pay related executory costs, which include property taxes, maintenance and insurance.

Future minimum commitments and amounts to be received as lessor or sublessor under non cancellable leases are set forth below:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2019	$10	$103	$6	$89
2020	10	89	5	79
2021	9	78	4	74
2022	8	71	4	69
2023	8	61	3	67
Thereafter	58	384	30	638
	$103	$786	$52	$1,016

At December 31, 2018 and December 31, 2017, the present value of minimum payments under capital leases was $71 million and $105 million, respectively.  At December 31, 2018, unearned income associated with direct financing lease receivables was $19 million.

Upon adoption of the new lease accounting standards at the beginning of the first quarter of 2019 we currently expect to recognize additional lease liabilities of approximately $750 million, with corresponding right-of-use assets of approximately $675 million based on the present value of the remaining operating lease payments that include scheduled rent increases. These remaining lease payments include both future minimum commitments under non cancellable leases as set forth above as well as approximately $50 million of nominal operating lease payments pertaining to renewal options that, at lease inception, we determined were reasonably assured of being exercised.

The details of rental expense and income are set forth below:

	2018	2017	2016
Rental expense
Minimum	$142	$193	$208
Contingent	9	21	26
	$151	$214	$234
Rental income	$131	$86	$73

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We enter into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. On July 25, 2016, we agreed with multiple counterparties to swap the variable LIBOR-based component of the interest payments related to $1.55 billion of borrowings under our Term Loan B Facility resulting in a fixed rate of 3.92%

on the swapped portion of the Term Loan B Facility. These interest rate swaps will expire in July 2021.  Further, on May 14, 2018 we entered into forward-starting interest rate swaps to fix the interest rate on $1.5 billion of borrowings under our Term Loan B Facility from the date the July 2016 swaps expire through March 2025.  The interest rate swaps executed in May 2018 will result in a fixed rate of 4.81% on the swapped portion of the Term Loan B Facility from July 2021 through March 2025.  These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps and are expected to offset changes in expected future interest payments on the related variable-rate debt.  There were no other interest rate swaps outstanding as of December 31, 2018.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through December 31, 2018, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements.  Through December 31, 2018, all foreign currency forward and swap contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of December 31, 2018 and December 31, 2017, foreign currency forward and swap contracts outstanding related to intercompany receivables and payables had total notional amounts of $459 million and $456 million, respectively. As of December 31, 2018, we have foreign currency forward and swap contracts with durations expiring as early as February 2019 and as late as June 2020.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2018, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2018	2017	2018	2017

Interest rate swaps	$(3)	$4	$(19)	$2
Foreign currency contracts	22	(56)	(20)	56
Income tax benefit/(expense)	1	1	5	(3)

As of December 31, 2018, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $26 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 – Fair Value Disclosures

As of December 31, 2018 the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	12/31/2018		12/31/2017
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Securitization Notes(a)	$2,928	$2,967	$2,271	$2,367
Subsidiary Senior Unsecured Notes(b)	2,850	2,733	2,850	2,983
Term Loan A Facility(b)	488	479	500	503
Term Loan B Facility(b)	1,955	1,915	1,975	1,990
YUM Senior Unsecured Notes(b)	1,875	1,798	2,200	2,277

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

Recurring Fair Value Measurements

The Company has interest rate swaps, foreign currency contracts, an investment in Grubhub common stock and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 12 for discussion regarding derivative instruments and Note 5 for discussion regarding our investment in Grubhub common stock). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.

		Fair Value
	Level	2018	2017	Consolidated Balance Sheet
Interest Rate Swaps - Asset	2	$21	$9	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	2	29	40	Other assets
Interest Rate Swaps - Liability	2	23	—	Accounts payable and other current liabilities
Foreign Currency Contracts - Asset	2	5	5	Prepaid expenses and other current assets
Foreign Currency Contracts - Liability	2	24	46	Other Liabilities and deferred credits
Investment in Grubhub Common Stock	1	214	—	Other assets
Other Investments	1	27	29	Other assets

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of the investment in Grubhub common stock was determined primarily based on closing market prices for the shares. The other investments include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities. The other investments' fair value is determined based on the closing market prices of the respective mutual funds as of December 31, 2018 and December 31, 2017.

Non-Recurring Fair Value Measurements

During the years ended December 31, 2018 and December 31, 2017, we recognized non-recurring fair value measurements of $1 million and $2 million, respectively, related to restaurant-level impairment. Restaurant-level impairment charges are recorded in Other (income) expense and resulted primarily from our semi-annual impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). These amounts exclude fair value measurements made for assets that were subsequently disposed of prior to those respective year end dates. The remaining net book value of restaurant assets measured at fair value during the years ended December 31, 2018 and December 31, 2017 is insignificant.

Note 14 – Pension, Retiree Medical and Retiree Savings Plans

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

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time-to-time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2019. Our two significant U.S. plans were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.

During the fourth quarter of 2016, the Company allowed certain former employees with deferred vested balances in the Plan an opportunity to voluntarily elect an early payout of their benefits. See Note 5 for details.

We do not anticipate any plan assets being returned to the Company during 2019 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$1,007	$993
Service cost	8	10
Interest cost	38	41
Plan amendments	1	2
Curtailments	—	(2)
Special termination benefits	1	2
Benefits paid	(73)	(76)
Settlement payments	—	(73)
Actuarial (gain) loss	(109)	115
Administrative expense	—	(5)
Benefit obligation at end of year	$873	$1,007

A significant component of the overall decrease in the Company's benefit obligation for the year ended December 31, 2018 was due to the change in discount rates used to measure our benefit obligation, which increased from 3.90% at December 31, 2017 to 4.60% at December 31, 2018. A significant component of the overall increase in the Company's benefit obligation for the year ended December 31, 2017 was also due to the change in discount rates used to measure our benefit obligation, which decreased from 4.60% at December 31, 2016 to 3.90% at December 31, 2017.

Change in plan assets:
Fair value of plan assets at beginning of year	$864	$837
Actual return on plan assets	(49)	129
Employer contributions	13	52
Settlement payments	—	(73)
Benefits paid	(73)	(76)
Administrative expenses	—	(5)
Fair value of plan assets at end of year	$755	$864
Funded status at end of year	$(118)	$(143)

Amounts recognized in the Consolidated Balance Sheet:
	2018	2017
Accrued benefit liability - current	$(5)	$(8)
Accrued benefit liability - non-current	(113)	(135)
	$(118)	$(143)

The accumulated benefit obligation was $849 million and $976 million at December 31, 2018 and December 31, 2017, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	2018	2017
Projected benefit obligation	$873	$1,007
Accumulated benefit obligation	849	976
Fair value of plan assets	755	864

Information for pension plans with a projected benefit obligation in excess of plan assets:
	2018	2017
Projected benefit obligation	$873	$1,007
Accumulated benefit obligation	849	976
Fair value of plan assets	755	864

Components of net periodic benefit cost:

	2018	2017	2016
Service cost	$8	$10	$17
Interest cost	38	41	54
Amortization of prior service cost(a)	5	6	6
Expected return on plan assets	(44)	(45)	(65)
Amortization of net loss	16	5	6
Net periodic benefit cost	$23	$17	$18
Additional (gain) loss recognized due to: Settlement charges(b)	$—	$19	$32
Special termination benefits	$1	$2	$3
Pension data adjustment(c)	$—	$22	$—

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)	Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. These losses were recorded in Other pension (income) expense.

(c)
Reflects a non-cash, out-of-year charge related to the adjustment of certain historical deferred vested liability balances in the Plan during the first quarter of 2017 recorded in Other pension (income) expense. See Note 5.

Pension gains (losses) in AOCI:
	2018	2017
Beginning of year	$(160)	$(180)
Net actuarial gain (loss)	17	(10)
Curtailments	—	2
Amortization of net loss	16	5
Amortization of prior service cost	5	6
Prior service cost	(1)	(2)
Settlement charges	—	19
End of year	$(123)	$(160)

Accumulated pre-tax losses recognized within AOCI:
	2018	2017
Actuarial net loss	$(101)	$(134)
Prior service cost	(22)	(26)
	$(123)	$(160)

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2018	2017
Discount rate	4.60%	3.90%
Rate of compensation increase	3.00%	3.75%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2018	2017(a)	2016
Discount rate	3.90%	4.53%	4.90%
Long-term rate of return on plan assets	5.65%	6.06%	6.75%
Rate of compensation increase	3.75%	3.75%	3.75%

(a)    Reflects a weighted average due to interim re-measurements in 2017.

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category and future growth expectations.

Plan Assets

The fair values of our pension plan assets at December 31, 2018 and December 31, 2017 by asset category and level within the fair value hierarchy are as follows:

	2018	2017
Level 1:
Cash	$3	$3
Cash Equivalents(a)	10	12
Fixed Income Securities - U.S. Corporate(b)	140	177
Equity Securities – U.S. Large cap(b)	215	257
Equity Securities – U.S. Mid cap(b)	35	43
Equity Securities – U.S. Small cap(b)	34	43
Equity Securities – Non-U.S.(b)	74	87
Level 2:
Fixed Income Securities – U.S. Corporate(c)	106	86
Fixed Income Securities – U.S. Government and Government Agencies(d)	161	177
Fixed Income Securities – Other(d)	18	35
Total fair value of plan assets(e)	$796	$920

(a)	Short-term investments in money market funds.

(b)	Securities held in common trusts.

(c)	Investments held directly by the Plan.

(d)	Includes securities held in common trusts and investments held directly by the Plan.

(e)	2018 and 2017 exclude net unsettled trade payables of $41 million and $56 million, respectively.

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

A mutual fund held as an investment by the Plan includes shares of Common Stock valued at $0.3 million at both December 31, 2018 and December 31, 2017 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2019	$39
2020	40
2021	43
2022	45
2023	48
2024 - 2028	269

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

At the end of 2018 and 2017, the projected benefit obligations of these UK plans totaled $233 million and $287 million, respectively and plan assets totaled $319 million and $358 million, respectively. These plans were both in a net overfunded position at the end of 2018 and 2017 and related expense amounts recorded in each of 2018, 2017 and 2016 were not significant.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our UK plans in 2019.

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

At the end of 2018 and 2017, the accumulated post-retirement benefit obligation was $45 million and $55 million, respectively.  Actuarial pre-tax gains of $13 million and $8 million were recognized in AOCI at the end of 2018 and 2017, respectively. The net periodic benefit cost recorded was $2 million in 2018, $2 million in 2017 and $3 million in 2016, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.

There is a cap on our medical liability for all retirees at the end of 2018 and certain retirees at the end of 2017.  The benefits expected to be paid in each of the next five years are approximately $4 million and in aggregate for the five years thereafter are $16 million.

Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $12 million in 2018, $13 million in 2017 and $14 million in 2016.

Note 15 – Share-based and Deferred Compensation Plans

Overview

At year end 2018, we had one stock award plan in effect: the YUM! Brands, Inc. Long-Term Incentive Plan (the “LTIP”). Under the LTIP, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

Potential awards to employees and non-employee directors under the LTIP include stock options, incentive stock options, SARs, restricted stock, restricted stock units (“RSUs”), performance restricted stock units, performance share units (“PSUs”) and performance units.  We have issued only stock options, SARs, RSUs and PSUs under the LTIP.  While awards under the LTIP can have varying vesting provisions and exercise periods, outstanding awards under the LTIP vest in periods ranging from immediate to five years. Stock options and SARs generally expire ten years after grant.

At year end 2018, approximately 28 million shares were available for future share-based compensation grants under the LTIP.

Our EID Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation.  As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants.  These investment options are limited to cash, phantom shares of our Common Stock, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund.  Investments in cash and phantom shares of both index funds will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets. We recognize compensation expense for the appreciation or the depreciation, if any, of investments in cash and both of the index funds.  Deferrals into the phantom shares of our Common Stock will be distributed in shares of our Common Stock, under the LTIP,  at a date as elected by the employee and therefore are classified in Common Stock on our Consolidated Balance Sheets.  We do not recognize compensation expense for the appreciation or the depreciation, if any, of investments in phantom shares of our Common Stock.  Our EID plan also allows certain participants to defer incentive compensation to purchase phantom shares of our Common Stock and receive a 33% Company match on the amount deferred.  Deferrals receiving a match are similar to a RSU award in that participants will generally forfeit both the match and incentive compensation amounts deferred if they voluntarily separate from employment during a vesting period that is two years from the date of deferral.  We expense the intrinsic value of the match and the incentive compensation amount over the requisite service period which includes the vesting period.

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2019.

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

Under the shareholder method, investments in phantom shares of our Common Stock held within our EID Plan were partially converted into phantom investments in Yum China. Through October 31, 2018, distributions of investments in phantom shares of Yum China could be settled in cash, as opposed to stock, at a date as elected by the employee and, therefore, were classified as a liability and remeasured to fair value at each reporting period in our Consolidated Balance Sheet. During 2018, 2017 and 2016, we recorded a $3 million credit, a $18 million charge and a $30 million charge, respectively, within G&A related to these awards (See Note 5).

As of October 31, 2018, deferrals in phantom shares of Yum China common stock are no longer an investment option within our EID Plan and any balances relating to these shares were moved to another available EID Plan investment option as selected by the participants.  Amounts directed into cash or phantom shares of a Stock Index Fund or a Bond Index Fund remained classified as a liability and any appreciation or depreciation in these investments from the transfer date forward will be recognized as compensation expense. Any amounts directed into phantom shares of YUM Common Stock were reclassified to Common Stock on our Consolidated Balance Sheet.  We do not recognize compensation expense for the appreciation or depreciation, if any, of investments in phantom shares of our Common Stock.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2018	2017	2016
Risk-free interest rate	2.5%	1.9%	1.4%
Expected term (years)	6.5 years	6.4 years	6.4 years
Expected volatility	22.0%	22.9%	27.0%
Expected dividend yield	1.8%	1.8%	2.6%

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

The fair values of RSU and PSU awards are based on the closing price of our Common Stock on the date of grant.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	18,285		$44.85
Granted	2,580		78.35
Exercised	(3,832)		34.05
Forfeited or expired	(842)		71.72
Outstanding at the end of the year	16,191	(a)	51.84	5.50	$626
Exercisable at the end of the year	10,297		$43.23	4.02	$501

(a)
Outstanding awards include 753 options and 15,438 SARs with weighted average exercise prices of $42.40 and $52.30, respectively. Outstanding awards represent YUM awards held by employees of both YUM and Yum China.

The weighted-average grant-date fair value of stock options and SARs granted during 2018, 2017 and 2016 was $16.45, $14.08 and $14.40, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, was $195 million, $154 million and $263 million, respectively.

As of December 31, 2018, $48 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.6 years.  This reflects unrecognized cost for both YUM and Yum China awards held by YUM employees. The total fair value at grant date of awards for both YUM and Yum China awards held by YUM employees that vested during 2018, 2017 and 2016 was $28 million, $33 million and $41 million, respectively.

RSUs and PSUs

As of December 31, 2018, there was $21 million of unrecognized compensation cost related to 1.0 million unvested RSUs and PSUs, none of which related to Yum China common stock. The total fair value at grant date of awards that vested during 2018, 2017 and 2016 was $16 million, $10 million and $7 million, respectively.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2018		2017		2016
Options and SARs	$37		$30		$38
Restricted Stock Units	6		26		38
Performance Share Units	7		9		4
Total Share-based Compensation Expense	$50	(a)	$65	(a)	$80	(b)
Deferred Tax Benefit recognized	$9		$22	(c)	$26	(c)

EID compensation expense not share-based	$(2)		$12		$5

(a)	Includes $3 million of appreciation and $18 million of depreciation in the market price of Yum China's stock in 2018 and 2017, respectively. See Note 5.

(b)	Includes $30 million due to modifications of awards in connection with the Separation that was not allocated to any of our operating segments for performance purposes. See Note 5.

(c)    Deferred tax benefit recognized does not reflect the impact of the Tax Act. See Note 17.

Cash received from stock option exercises for 2018, 2017 and 2016, was $5.5 million, $12 million and $5 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2018, 2017 and 2016 totaled $60 million, $153 million and $109 million, respectively.

Note 16 – Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2018, 2017 and 2016.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)						Dollar Value of Shares Repurchased
Authorization Date	2018		2017		2016		2018		2017		2016
August 2018	10,003		—		—		$894		$—		$—
November 2017	18,240		—		—		1,500		—		—
November 2016	—		26,561		1,337		—		1,915		85
May 2016	—		—		50,435		—		—		4,200
March 2016	—		—		2,823		—		—		229
December 2015	—		—		13,368		—		—		933
Total	28,243	(a)	26,561	(b)	67,963	(b)	$2,394	(a)	$1,915	(b)	$5,447	(b)

(a)	Includes the effect of $5 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2018 but settlement dates subsequent to December 31, 2018.

(b)
2017 amount excludes and 2016 amount includes the effect of $45 million in share repurchases (0.7 million shares) with trade dates prior to December 31, 2016 but settlement dates subsequent to December 31, 2016.

On August 10, 2018, our Board of Directors authorized share repurchases through December 2019 of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2018, we have remaining capacity to repurchase up to $1.1 billion of Common Stock under this authorization.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature(a)		Pension and Post-Retirement Benefits(b)		Derivative Instruments(c)		Total
Balance at December 31, 2016, net of tax	$(336)		$(127)		$5		$(458)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	107		(13)		(51)		43

(Gains) losses reclassified from AOCI, net of tax	55		34		55		144

	162		21		4		187

Balance at December 31, 2017, net of tax	$(174)		$(106)		$9		$(271)

Adoption of accounting standards	21	(d)	(17)	(e)	(2)	(e)	2

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	(88)		24		20		(44)

(Gains) losses reclassified from AOCI, net of tax	(4)		17		(34)		(21)

	(92)		41		(14)		(65)

Balance at December 31, 2018, net of tax	$(245)		$(82)		$(7)		$(334)

(a)
Amounts reclassified from AOCI are due to substantially complete liquidations of foreign entities related to the KFC and Pizza Hut Brazil refranchising transactions during 2018 and KFC Turkey, Pizza Hut Turkey, Pizza Hut Thailand and Pizza Hut Korea refranchising transactions during 2017.

(b)
Amounts reclassified from AOCI for pension and post-retirement benefit plan losses during 2018 include amortization of net losses of $17 million, amortization of prior service cost of $5 million and related income tax benefit of $5 million. Amounts reclassified from AOCI for pension and post-retirement benefit plan losses during 2017 include amortization of net losses of $5 million, historical pension data adjustment of $22 million, settlement charges of $20 million, amortization of prior service cost of $5 million and related income tax benefit of $18 million. See Note 14.

(c)	See Note 12 for details on amounts reclassified from AOCI.

(d)	Represents the impact of foreign currency translation from the adoption of Topic 606. See Notes 2 and 5.

(e)	During the quarter ended March 31, 2018, we adopted a standard that allows for the reclassification from AOCI to Accumulated deficit for stranded tax effects resulting from the Tax Act. See Note 2.

Note 17 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2018	2017	2016
U.S.	$726	$662	$366
Foreign	1,113	1,612	979
	$1,839	$2,274	$1,345

The details of our income tax provision (benefit) are set forth below:

		2018	2017	2016
Current:	Federal	$102	$(2)	$126
	Foreign	181	290	160
	State	25	12	13
		$308	$300	$299

Deferred:	Federal	$(24)	$603	$19
	Foreign	5	19	3
	State	8	12	6
		$(11)	$634	$28
		$297	$934	$327

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
State income tax, net of federal tax	1.0	0.5	1.1
Statutory rate differential attributable to foreign operations	(12.3)	(9.3)	(10.5)
Adjustments to reserves and prior years	2.8	0.5	(0.8)
Share-based compensation	(2.5)	(5.1)	—
Change in valuation allowances	8.5	1.5	(0.2)
Other, net	(0.4)	(1.1)	(0.3)
Tax Act Enactment	(1.9)	19.1	—
Effective income tax rate	16.2%	41.1%	24.3%

Statutory rate differential attributable to foreign operations.  This item includes local taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits.  In 2018, this benefit was positively impacted by approximately 8 percentage points due to a transaction resulting in the recognition of excess foreign tax credits that were fully offset by expense included in change in valuation allowances. 2016 and 2017 is favorably impacted by a majority of our income being earned outside of the U.S. where tax rates were generally lower than the U.S. rate.

Adjustments to reserves and prior years.  This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. The impact of certain effects or changes may offset items reflected in the 'Statutory rate differential attributable to foreign operations' line. In 2018, this item was unfavorably impacted by a $20 million reserve related to a current year uncertain tax position related to a dispute concerning the income tax rate to be applied to our 2018 income in a foreign market and a $19 million charge for the correction of an error associated with the tax recorded on a prior year divestiture. In 2016, this item was favorably impacted by the resolution of uncertain tax positions in the U.S.

Share-based compensation. 2018 and 2017 includes $47 million and $117 million, respectively, of excess tax benefit related to share-based compensation. The 2017 excess tax benefits were largely associated with deferred compensation payouts to recently retired employees.

Change in valuation allowances.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year.  The impact of certain changes may offset items reflected in the 'Statutory rate differential attributable to foreign operations' line. In 2018, $156 million of net tax expense was driven by valuation allowances recorded against deferred tax assets generated in the current year. This amount excludes a valuation allowance release of $78 million, which is included in the "Tax Act Enactment" line. In 2017, $34 million of net tax expense was driven by valuation allowances recorded against deferred tax assets generated in the current year. This amount excludes a valuation allowance of $189 million, which is included in the "Tax Act Enactment" line. In 2016, $3 million of net tax benefit was driven by $14 million in net tax expense for valuation allowances recorded against deferred tax assets generated in the current year and $17 million in net tax benefit for valuation allowances resulting from a change in judgment regarding the future use of certain deferred tax assets that existed at the beginning of the year.

Other.  This item primarily includes the net impact of permanent differences related to current year earnings as well as U.S. tax credits and deductions. In 2018 and 2017, this item was primarily driven by the favorable impact of certain international refranchising gains.

Tax Act Enactment. On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act significantly modifies the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21%, limiting certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization, imposing a mandatory one-time deemed repatriation tax on accumulated foreign earnings and creating a territorial tax system that changes the manner in which foreign earnings are subject to U.S. tax.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 which allowed us to record provisional amounts related to the impacts of the Tax Act during a measurement period not to extend beyond one year of the enactment date. As a result, we recorded a $434 million provisional estimate of the effect of the Tax Act in 2017. This expense was comprised of an estimate of our deemed repatriation tax, the remeasurement of net deferred tax assets resulting from the permanent reduction in the U.S. tax rate to 21%, and establishment of a valuation allowance on foreign tax credit carryforwards which are unlikely to be realized under the U.S. territorial tax system.

In 2018, we completed the accounting for the tax effects of the enactment of the Tax Act. As a result of the Tax Act, we recorded cumulative net tax expense of $399 million ($35 million benefit in 2018 and $434 million expense in 2017). This net expense was comprised of $241 million for our deemed repatriation tax liability, $47 million related to the remeasurement of our net deferred tax assets to the 21% U.S. tax rate and $111 million to establish a valuation allowance on foreign tax credits that are unlikely to be realized under the U.S. territorial tax system.

Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost.

The details of 2018 and 2017 deferred tax assets (liabilities) are set forth below:

	2018	2017
Operating losses	$180	$216
Capital losses	3	4
Tax credit carryforwards	266	311
Employee benefits	72	94
Share-based compensation	62	58
Self-insured casualty claims	7	7
Lease-related liabilities	43	51
Various liabilities	43	51
Property, plant and equipment	19	24
Deferred income and other	53	31
Gross deferred tax assets	748	847
Deferred tax asset valuation allowances	(454)	(421)
Net deferred tax assets	$294	$426
Intangible assets, including goodwill	$(42)	$(69)
Property, plant and equipment	(33)	(18)
Deemed repatriation tax	—	(170)
Other	(31)	(36)
Gross deferred tax liabilities	$(106)	$(293)
Net deferred tax assets (liabilities)	$188	$133

Reported in Consolidated Balance Sheets as:
Deferred income taxes	$195	$139
Other liabilities and deferred credits	(7)	(6)
	$188	$133

As of December 31, 2018, we had approximately $3.6 billion of unremitted foreign retained earnings. The Tax Act imposed U.S. federal tax on all post-1986 foreign Earnings and Profits accumulated through December 31, 2017. Repatriation of earnings generated after December 31, 2017, will generally be eligible for the 100% dividends received deduction and, therefore, exempt from U.S. tax. All undistributed earnings may still be subject to certain taxes upon repatriation, primarily where foreign withholding taxes apply.  Our intent is to indefinitely reinvest our unremitted earnings outside the U.S. and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations.  Thus, we have not provided taxes, including U.S. state income, foreign income, or foreign withholding taxes, for the unremitted earnings that we believe are permanently invested.   However, if these funds were repatriated in taxable transactions, we would be required to accrue and pay applicable income taxes (if any) and foreign withholding taxes.  A determination of the deferred tax liability on this amount is not practicable due to the complexities, variables and assumptions inherent in the hypothetical calculations.

At December 31, 2018, the Company has foreign operating and capital loss carryforwards of $0.4 billion, U.S. state operating loss and tax credit carryforwards of $1.0 billion, and U.S. federal tax credit carryforwards of $0.3 billion. The tax losses are being carried forward in jurisdictions where we are permitted to use losses from prior periods to reduce future taxable income. The losses and tax credits will expire as follows:

	Year of Expiration
	2019	2020-2023	2024-2037	Indefinitely	Total
Foreign	$2	$22	$46	$346	$416
U.S. state	—	78	941	—	1,019
U.S. federal	—	49	207	—	256
	$2	$149	$1,194	$346	$1,691

Valuation allowances of $0.1 billion, $0.1 billion and $0.3 billion have been recorded against the foreign operating loss and capital loss carryforwards, the U.S. state operating loss and tax credit carryforwards, and the U.S. federal tax credit carryforwards, respectively, that are not likely to be realized.

We recognize the benefit of positions taken or expected to be taken in tax returns in the Consolidated Financial Statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $113 million and $100 million of unrecognized tax benefits at December 31, 2018 and December 31, 2017, respectively, $10 million of which, for both years, are temporary in nature and if recognized, would not impact the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2018	2017
Beginning of Year	$100	$91
Additions on tax positions - current year	19	3
Additions for tax positions - prior years	—	8
Reductions for tax positions - prior years	(5)	—
Reductions for settlements	—	(1)
Reductions due to statute expiration	(1)	(1)
Foreign currency translation adjustment	—	—
End of Year	$113	$100

The Company believes it is reasonably possible that its unrecognized tax benefits as of December 31, 2018 may decrease by approximately $22 million in the next 12 months due to settlements or statute of limitations expirations.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous U.S. state and foreign jurisdictions.

The Company has settled audits with the IRS through fiscal year 2010 and is currently under IRS examination for 2011-2015. Our operations in certain foreign jurisdictions remain subject to examination for tax years as far back as 2006, some of which years are currently under audit by local tax authorities.

The accrued interest and penalties related to income taxes at December 31, 2018 and December 31, 2017 were $12 million and $14 million, respectively.

During 2018, 2017 and 2016, a net benefit of $2 million, a net expense of $5 million and a net benefit of $4 million, respectively, for interest and penalties was recognized in our Consolidated Statements of Income as components of its Income tax provision.

Note 18 – Reportable Operating Segments

See Note 1 for a description of our operating segments.

	Revenues
	2018	2017	2016
KFC Division(a)	$2,644	$3,110	$3,225
Pizza Hut Division(a)	988	893	1,108
Taco Bell Division(a)	2,056	1,880	2,025
Unallocated(b)(f)	—	(5)	(2)
	$5,688	$5,878	$6,356

	Operating Profit; Interest Expense, Net; and Income Before Income Taxes
	2018	2017	2016
KFC Division	$959	$981	$871
Pizza Hut Division	348	341	367
Taco Bell Division	633	619	595
Corporate and unallocated G&A expenses(b)(g)	(171)	(230)	(280)
Unallocated restaurant costs(b)(i)	3	10	—
Unallocated Franchise and property revenues(b)(f)	—	(5)	(2)
Unallocated Franchise and property expenses(b)(f)	(8)	(30)	(24)
Unallocated Refranchising gain (loss)(b)	540	1,083	163
Unallocated Other income (expense)(b)(h)	(8)	(8)	(8)
Operating Profit	2,296	2,761	1,682
Investment income (expense), net(b)	9	5	2
Other pension income (expense)(b)(j)	(14)	(47)	(32)
Interest expense, net(b)	(452)	(445)	(307)
Income from continuing operations before income taxes	$1,839	$2,274	$1,345

	Depreciation and Amortization
	2018	2017	2016
KFC Division	$58	$138	$172
Pizza Hut Division	10	26	36
Taco Bell Division	61	82	90
Corporate	8	7	12
	$137	$253	$310

	Capital Spending
	2018	2017	2016
KFC Division	$105	$176	$216
Pizza Hut Division	38	42	69
Taco Bell Division	85	95	132
Corporate	6	5	10
	$234	$318	$427

	Identifiable Assets(e)
	2018	2017
KFC Division	$1,481	$1,791
Pizza Hut Division	701	628
Taco Bell Division	1,074	1,086
Corporate(c)	874	1,806
	$4,130	$5,311

	Long-Lived Assets(d)
	2018	2017
KFC Division	$868	$1,200
Pizza Hut Division	384	311
Taco Bell Division	720	778
Corporate	32	31
	$2,004	$2,320

(a)	U.S. revenues included in the combined KFC, Pizza Hut and Taco Bell Divisions totaled $2.9 billion in 2018, $2.8 billion in 2017 and $3.1 billion in 2016.

(b)    Amounts have not been allocated to any segment for performance reporting purposes.

(c)    Primarily includes cash, our Grubhub investment and deferred tax assets.

(d)    Includes PP&E, goodwill, and intangible assets, net.

(e)	U.S. identifiable assets included in the combined Corporate and KFC, Pizza Hut and Taco Bell Divisions totaled $2.0 billion and $3.0 billion in 2018 and 2017, respectively.

(f)	Represents costs associated with the KFC U.S. Acceleration Agreement and Pizza Hut U.S. Transformation Agreement. See Note 5.

(g)
Amounts in 2018 include costs related to YUM's Strategic Transformation Initiatives of $8 million, partially offset by non-cash credits associated with modifications of share-based compensation awards of $3 million. Amounts in 2017 include costs related to YUM’s Strategic Transformation Initiatives of $21 million, non-cash charges associated with modifications of share-based compensation awards of $18 million and costs associated with the Pizza Hut U.S. Transformation Agreement of $13 million. See Note 5.

(h)	Amounts include losses associated with the sale of corporate aircraft related to YUM’s Strategic Transformation Initiatives of $2 million in 2017. See Note 7.

(i)	Represents depreciation reductions arising primarily from KFC restaurants that were held-for-sale. See Note 5.

(j)	Amounts in 2017 include a non-cash charge of $22 million related to the adjustment of certain historical deferred vested liability balances in our qualified U.S. plan. See Note 5.

Note 19 – Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of December 31, 2018, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $525 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2018 was approximately $425 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-

payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 31, 2018 and December 31, 2017 was not material.

Franchise Loan Pool and Equipment Guarantees

We have agreed to provide financial support, if required, to a variable interest entity that operates a franchisee lending program used primarily to assist franchisees in the development of new restaurants or the upgrade of existing restaurants and, to a lesser extent, in connection with the Company’s refranchising programs in the U.S. We have determined that we are not required to consolidate this entity as we share the power to direct this entity’s lending activity with other parties. We have provided guarantees of 20% of the outstanding loans of the franchisee loan program. As such, at December 31, 2018 our guarantee exposure under this program is $2 million based on total loans outstanding of $9 million.

In addition to the guarantees described above, YUM has agreed to provide guarantees of up to $26 million on behalf of franchisees for several financing programs related to equipment purchases and refranchising. At December 31, 2018, our guarantee exposure under these financing programs is $10 million based on total loans outstanding of $50 million.

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

The following table summarizes the 2018 and 2017 activity related to our net self-insured property and casualty reserves as of December 31, 2018.

	Beginning Balance	Expense	Payments	Ending Balance
2018 Activity	$84	11	(29)	$66
2017 Activity	$98	27	(41)	$84

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

Note 20 – Selected Quarterly Financial Data (Unaudited)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$512	$512	$499	$477	$2,000
Franchise and property revenues	584	584	605	709	2,482
Franchise contributions for advertising and other services	275	272	287	372	1,206
Total revenues	1,371	1,368	1,391	1,558	5,688
Restaurant profit	74	91	100	101	366
Operating Profit(a)	553	449	553	741	2,296
Net Income	433	321	454	334	1,542
Basic earnings per common share from continuing operations	1.30	0.99	1.43	1.07	4.80
Diluted earnings per common share from continuing operations	1.27	0.97	1.40	1.04	4.69
Dividends declared per common share	0.36	0.36	0.36	0.36	1.44

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$902	$909	$871	$890	$3,572
Franchise and property revenues	515	539	565	687	2,306
Total revenues	1,417	1,448	1,436	1,577	5,878
Restaurant profit	144	161	154	159	618
Operating Profit(b)	484	419	643	1,215	2,761
Net Income	280	206	418	436	1,340
Basic earnings per common share from continuing operations	0.78	0.59	1.21	1.29	3.86
Diluted earnings per common share from continuing operations	0.77	0.58	1.18	1.26	3.77
Dividends declared per common share	0.30	0.30	—	0.30	0.90

(a)	Includes net gains from refranchising initiatives of $156 million, $29 million, $100 million and $255 million in the first, second, third and fourth quarters, respectively.

(b)	Includes net gains from refranchising initiatives of $111 million, $19 million, $201 million and $752 million in the first, second, third and fourth quarters, respectively.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2018.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Compensation Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018.

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

Date:	February 20, 2019

YUM! BRANDS, INC.

By:	/s/ Greg Creed

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Creed	Chief Executive Officer	February 20, 2019
Greg Creed	(principal executive officer)

/s/ David W. Gibbs	President, Chief Operating Officer and Chief Financial Officer	February 20, 2019
David W. Gibbs	(principal financial officer)

/s/ David E. Russell	Senior Vice President, Finance and Corporate Controller	February 20, 2019
David E. Russell	(principal accounting officer)

/s/ Paget L. Alves	Director	February 20, 2019
Paget L. Alves

/s/ Michael J. Cavanagh	Director	February 20, 2019
Michael J. Cavanagh

/s/ Christopher M. Connor	Director	February 20, 2019
Christopher M. Connor

/s/ Brian C. Cornell	Director	February 20, 2019
Brian C. Cornell

/s/ Tanya L. Domier	Director	February 20, 2019
Tanya L. Domier

/s/ Mirian M. Graddick-Weir	Director	February 20, 2019
Mirian M. Graddick-Weir

/s/ Thomas C. Nelson	Director	February 20, 2019
Thomas C. Nelson

/s/ P. Justin Skala	Director	February 20, 2019
P. Justin Skala

/s/ Elane B. Stock	Director	February 20, 2019
Elane B. Stock

/s/ Robert D. Walter	Director	February 20, 2019
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

(iii)
3.875% Senior Notes due November 1, 2020 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed on August 31, 2010.

(iv)
3.750% Senior Notes due November 1, 2021 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed August 29, 2011.

(v)
3.875% Senior Notes due November 1, 2023 issued under the foregoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed October 31, 2013.

(vi)
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

Exhibit Number	Description of Exhibits

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

10.22.1
Series 2016-1 Supplement to Base Indenture dated as of May 11, 2016, by and between Taco Bell Funding, LLC, as issuer and Citibank, N.A. as Trustee and Series 2016-1 securities intermediary, which is incorporated herein by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.22.2
Series 2018-1 Supplement to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and Series 2018-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on December 3, 2018.

10.22.3	Amendment No. 1 to Base Indenture, dated as of August 23, 2016, by and between the Issuer and Citibank, N.A. as Trustee and Series 2016-1 securities intermediary as filed herein.

10.22.4
Amendment No. 2 to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and the Series 2018-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on December 3, 2018.

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

10.25.1
Amendment No.1 to Management Agreement, dated as of August 24, 2016, among Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC and Taco Bell Corp., as manager as filed herein.

10.25.2
Amendment No. 2 to Management Agreement, dated as of November 28, 2018, among Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC, Citibank, N.A. and Taco Bell Corp., as manager as filed herein.

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