Form 10-Q
period 2019-03-31
YUM BRANDS INC
filed 2019-05-08
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[•]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

 Commission file number 1-13163
________________________
YUM! BRANDS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	13-3951308
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1441 Gardiner Lane, Louisville, Kentucky	40213
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 874-8300

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	YUM	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [✓] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2019 was 305,975,118 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/31/2019	3/31/2018
Company sales	$333	$512
Franchise and property revenues	612	584
Franchise contributions for advertising and other services	309	275
Total revenues	1,254	1,371
Costs and Expenses, Net
Company restaurant expenses	272	438
General and administrative expenses	211	219
Franchise and property expenses	43	47
Franchise advertising and other services expense	301	272
Refranchising (gain) loss	(6)	(156)
Other (income) expense	—	(2)
Total costs and expenses, net	821	818
Operating Profit	433	553
Investment (income) expense, net	16	(66)
Other pension (income) expense	3	3
Interest expense, net	115	107
Income before income taxes	299	509
Income tax provision	37	76
Net Income	$262	$433

Basic Earnings Per Common Share	$0.85	$1.30

Diluted Earnings Per Common Share	$0.83	$1.27

Dividends Declared Per Common Share	$0.42	$0.36

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2019	3/31/2018

Net Income	$262	$433
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	34	46
	34	46
Tax (expense) benefit	(4)	(6)
	30	40
Changes in pension and post-retirement benefits
Reclassification of (gains) losses into Net Income	4	6
	4	6
Tax (expense) benefit	(1)	(1)
	3	5
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(16)	2
Reclassification of (gains) losses into Net Income	(15)	11
	(31)	13
Tax (expense) benefit	8	(4)
	(23)	9

Other comprehensive income (loss), net of tax	10	54
Comprehensive Income	$272	$487

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2019	3/31/2018
Cash Flows – Operating Activities
Net Income	$262	$433
Depreciation and amortization	26	37
Refranchising (gain) loss	(6)	(156)
Investment (income) expense, net	16	(66)
Contributions to defined benefit pension plans	(9)	(3)
Deferred income taxes	(1)	(1)
Share-based compensation expense	17	17
Changes in accounts and notes receivable	14	4
Changes in prepaid expenses and other current assets	(13)	(22)
Changes in accounts payable and other current liabilities	(50)	(99)
Changes in income taxes payable	(5)	13
Other, net	49	32
Net Cash Provided by Operating Activities	300	189

Cash Flows – Investing Activities
Capital spending	(44)	(42)
Proceeds from refranchising of restaurants	14	205
Other, net	(4)	1
Net Cash Provided by (Used in) Investing Activities	(34)	164

Cash Flows – Financing Activities
Proceeds from long-term debt	—	—
Repayments of long-term debt	(20)	(332)
Revolving credit facilities, three months or less, net	—	—
Short-term borrowings by original maturity
More than three months - proceeds	58	12
More than three months - payments	(41)	(7)
Three months or less, net	—	—
Repurchase shares of Common Stock	(109)	(498)
Dividends paid on Common Stock	(129)	(120)
Other, net	(37)	(31)
Net Cash Used in Financing Activities	(278)	(976)
Effect of Exchange Rates on Cash and Cash Equivalents	12	38
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	—	(585)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	474	1,668
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$474	$1,083

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 3/31/2019	12/31/2018
ASSETS
Current Assets
Cash and cash equivalents	$278	$292
Accounts and notes receivable, net	543	561
Prepaid expenses and other current assets	365	354
Total Current Assets	1,186	1,207

Property, plant and equipment, net	1,212	1,237
Goodwill	529	525
Intangible assets, net	243	242
Other assets	1,372	724
Deferred income taxes	202	195
Total Assets	$4,744	$4,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$918	$911
Income taxes payable	71	69
Short-term borrowings	338	321
Total Current Liabilities	1,327	1,301

Long-term debt	9,736	9,751
Other liabilities and deferred credits	1,585	1,004
Total Liabilities	12,648	12,056

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 306 shares issued in both 2019 and 2018	—	—
Accumulated deficit	(7,580)	(7,592)
Accumulated other comprehensive loss	(324)	(334)
Total Shareholders’ Deficit	(7,904)	(7,926)
Total Liabilities and Shareholders’ Deficit	$4,744	$4,130

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters ended March 31, 2019 and 2018
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2018	306	$—	$(7,592)	$(334)	$(7,926)

Net Income			262		262
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $4 million)				30	30
Pension and post-retirement benefit plans (net of tax impact of $1 million)				3	3
Net loss on derivative instruments (net of tax impact of $8 million)				(23)	(23)
Comprehensive Income					272
Dividends declared			(129)		(129)
Repurchase of shares of Common Stock	(1)		(106)		(106)
Employee share-based award exercises	1	(25)	(13)		(38)
Share-based compensation events		25			25
Adoption of accounting standard			(2)		(2)
Balance at March 31, 2019	306	$—	$(7,580)	$(324)	$(7,904)

Balance at December 31, 2017	332	$—	$(6,063)	$(271)	$(6,334)
Net Income			433		433
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $6 million)				40	40
Pension and post-retirement benefit plans (net of tax impact of $1 million)				5	5
Net gain on derivative instruments (net of tax impact of $4 million)				9	9
Comprehensive Income					487
Dividends declared			(121)		(121)
Repurchase of shares of Common Stock	(7)		(528)		(528)
Employee share-based award exercises	2	(23)	(4)		(27)
Share-based compensation events		23			23
Adoption of accounting standards			(256)	2	(254)
Balance at March 31, 2018	327	$—	$(6,539)	$(215)	$(6,754)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”).

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchises or operates a system of over 48,000 quick service restaurants in more than 145 countries and territories.  At March 31, 2019, 98% of these restaurants were owned and operated by franchisees.  The company’s KFC, Pizza Hut and Taco Bell brands (collectively the “Concepts”) are global leaders of the chicken, pizza and Mexican-style food categories.

As of March 31, 2019, YUM consisted of three operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

YUM's fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. Our U.S. subsidiaries and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consists of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. For our subsidiaries that operate on this weekly periodic calendar, 2019 will include a 53rd week. Our remaining international subsidiaries operate on a monthly calendar similar to that on which YUM operates.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2018 Form 10-K, the results of the interim periods presented. Our results of operations, comprehensive income, cash flows and changes in shareholders' deficit for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 31, 2019. These reclassifications had no effect on previously reported Net Income.

Note 2 - Lease Accounting

Starting in February 2016 and continuing into 2019, the Financial Accounting Standards Board ("FASB") issued standards on the recognition and measurement of leases ("Topic 842"). We adopted these standards beginning with the quarter ended March 31, 2019, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of 2019 and have not recast the comparative periods presented in the Condensed Consolidated Financial Statements. The standards provide a number of optional practical expedients and policy elections in transition. We elected the ‘package of practical expedients’ under which we did not reassess under the standards our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements. Refer to Note 5 for information regarding the adjustments recorded to our Condensed Consolidated Balance Sheet as of the beginning of the quarter ended March 31, 2019 to reflect the adoption of Topic 842. Below is information about the nature of our leases, accounting policies and assumptions subsequent to adopting Topic 842 and other required disclosures.

In certain instances, we lease or sublease certain restaurants to franchisees. Our lessor and sublease portfolio primarily consists of stores that have been leased to franchisees subsequent to refranchising transactions. Our most significant leases with lease and non-lease components are leases with our franchisees that include both the right to use a restaurant as well a license of the intellectual property associated with our Concepts’ brands. For these leases, which are primarily classified as operating leases, we account for the lease and non-lease components separately. Revenues from rental agreements with franchisees are presented within Franchise and property revenues in our Condensed Consolidated Statements of Income and related expenses (e.g. depreciation and rent expense) are presented within Franchise and property expenses. The impact of Topic 842 on the accounting for our lessor and sublease portfolio was not significant.

We lease land, buildings or both for certain of our restaurants and restaurant support centers worldwide. Rental expense for leased restaurants is presented in our Condensed Consolidated Statements of Income as Company restaurant expenses and rental expense for restaurant support centers is presented as General and administrative expenses. The length of our lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as finance (referred to as “capital” leases prior to the adoption of Topic 842) or operating and the timing of recognition of rent expense over the duration of the lease. We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably certain at the commencement of the lease. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements that might be impaired if we choose not to continue the use of the leased property. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. We generally do not receive leasehold improvement incentives from the landlord upon opening a store that is subject to a lease. Our leasing activity for other assets, including equipment, is not significant. We determine if an arrangement is a lease at inception.

Prior to the adoption of Topic 842 (“Legacy GAAP”) liabilities for future rental payments under operating leases were not recognized on the balance sheet of the Company except when recognizing a liability was necessary to reflect the impact of recognizing rent expense on a straight-line basis. Upon the adoption of Topic 842, right-of-use assets and liabilities are recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term. Such assets and liabilities have historically been recorded for finance leases. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Subsequent amortization of the right-of-use asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. For finance leases, the right-of-use asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. As most of our leases do not provide an implicit discount rate, we use our incremental secured borrowing rate based on the information available at commencement date, including the lease term and currency, in determining the present value of lease payments for both operating and finance leases. Leases with an initial term of 12 months or less are not recorded in the Condensed Consolidated Balance Sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Right-of-use assets are assessed for impairment in accordance with our long-lived asset impairment policy, which is performed annually or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We reassess lease classification and remeasure right-of-use assets and lease liabilities when a lease is modified and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment in accordance with Topic 842. Operating lease right-of-use assets are included in Other Assets and operating lease liabilities are included in Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. Finance lease right-of-use assets are included in Property, plant and equipment, net, while future rent obligations are included in Short-term borrowings and Long-term debt in our Condensed Consolidated Balance Sheets. The difference between operating lease rental expense recognized in our Condensed Consolidated Statements of Income and cash payments for operating leases is recognized within Other, net within Net Cash Provided by Operating Activities in our Condensed Consolidated Statements of Cash Flows.

From time-to-time, our lease agreements include rental payments based on a percentage of restaurant sales in excess of stipulated amounts. Such amounts are recognized as variable lease expense when they are incurred. Additionally, certain of our lease agreements include rental payments adjusted periodically for inflation. Liabilities for such leases are not remeasured as a result of changes in the inflation index and, instead, changes in the inflation index are treated as variable lease payments and recognized as lease expense in the period in which the obligation for those payments is incurred. Variable lease payments based on a percentage of restaurant sales or resulting from changes in the inflation index are not significant.

The components of lease expense were as follows:	Quarter Ended 3/31/2019
Operating lease cost	$29
Finance lease cost
Amortization of right-of-use assets	1
Interest on lease liabilities	1
Total finance lease cost	2
Sublease income	(18)

Supplemental cash flow information related to leases was as follows:	Quarter Ended 3/31/2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1
Right-of-use assets obtained in exchange for lease obligations
Operating leases	2
Finance leases	3

Supplemental balance sheet information related to leases was as follows:

	3/31/2019	Condensed Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$661	Other assets
Finance lease right-of-use assets	36	Property, plant and equipment, net
Total right-of-use assets(a)	$697

Liabilities
Current
Operating	$78	Accounts payable and other current liabilities
Finance	6	Short-term borrowings
Non-current
Operating	643	Other liabilities and deferred credits
Finance	65	Long-term debt
Total lease liabilities(a)	$792

Weighted-average Remaining Lease Term (in years)
Operating leases	11.7
Finance leases	11.6

Weighted-average Discount Rate
Operating leases	5.5%
Finance leases	5.7%

(a)	U.S. operating lease right-of-use assets and liabilities totaled $281 million and $330 million, respectively, as of March 31, 2019 and primarily related to Taco Bell U.S.

Future minimum lease payments as of March 31, 2019, including rental payments for lease renewal options we are reasonably certain to exercise were as follows:

	Commitments
	Finance	Operating
Less than 1 year	$10	$107
1-2 years	10	103
2-3 years	9	95
3-4 years	8	86
4-5 years	8	78
Thereafter	54	546
Total lease payments	99	1,015
Less imputed interest	(28)	(294)
Total lease liabilities	$71	$721

Future minimum lease payments under the non-cancellable term of leases as of December 31, 2018 as required to be disclosed under Legacy GAAP were as follows:

	Commitments
	Capital	Operating
2019	$10	$103
2020	10	89
2021	9	78
2022	8	71
2023	8	61
Thereafter	58	384
Total lease payments	$103	$786

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2019	2018
Net Income	$262	$433

Weighted-average common shares outstanding (for basic calculation)	308	332
Effect of dilutive share-based employee compensation	7	8
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	315	340

Basic EPS	$0.85	$1.30

Diluted EPS	$0.83	$1.27
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.3	2.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 31, 2019 and 2018 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
	2019		2018		2019		2018		2019

November 2017 Authorization	—		6,507		—		528		—
August 2018 Authorization	1,127		—		106		—		1,000
Total	1,127	(a)	6,507	(b)	$106	(a)	$528	(b)	$1,000

(a)
Includes the effect of $2 million in share repurchases (0.02 million shares) with trade dates prior to March 31, 2019, but cash settlement dates subsequent to March 31, 2019 and excludes the effect of $5 million in share repurchases (0.05 million shares) with trade dates on, or prior to, December 31, 2018, but cash settlement dates subsequent to December 31, 2018.

(b)	Includes the effect of $30 million in share repurchases (0.4 million shares) with trade dates prior to March 31, 2018, but cash settlement dates subsequent to March 31, 2018.

Changes in Accumulated other comprehensive (income) loss ("AOCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2018, net of tax	$(245)	$(82)	$(7)	$(334)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	30	—	(11)	19

(Gains) losses reclassified from AOCI, net of tax	—	3	(12)	(9)

	30	3	(23)	10

Balance at March 31, 2019, net of tax	$(215)	$(79)	$(30)	$(324)

Note 5 - Items Affecting Comparability of Net Income, Financial Position and Cash Flows

Refranchising (Gain) Loss

The Refranchising (gain) loss by our Divisional reportable segments is presented below. Given the size and volatility of refranchising initiatives, our chief operating decision maker ("CODM") does not consider the impact of Refranchising (gain) loss when assessing Divisional segment performance. As such, we do not allocate such gains and losses to our Divisional segments for performance reporting purposes.

During the quarter ended March 31, 2019, we refranchised 6 restaurants and sold certain restaurant assets associated with existing franchise restaurants. Pre-tax proceeds related to these sales totaled $14 million. During the quarter ended March 31, 2018, we refranchised 144 restaurants and received $205 million in pre-tax proceeds.

A summary of Refranchising (gain) loss is as follows:

	Quarter ended
	2019	2018
KFC Division	(2)	$(57)
Pizza Hut Division	—	(2)
Taco Bell Division	(4)	(97)
Worldwide	$(6)	$(156)

Pizza Hut U.S. Transformation Agreement

In May 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology and that included a permanent commitment to incremental advertising as well as digital and technology contributions by franchisees (the “Transformation Agreement”). In connection with the Transformation Agreement we anticipate investing approximately $90 million from 2017 to 2019 to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and e-commerce capabilities. As of March 31, 2019, we have invested $76 million since the inception of the agreement.

We have invested $8 million and $7 million in the quarters ended March 31, 2019 and 2018, respectively, related to the Transformation Agreement. These amounts primarily consisted of capital investments and franchisee incentive payments that were capitalized. Also included are operating investments in both the quarter ended March 31, 2019 and March 31, 2018 of $1 million.

Due to their unique and long-term brand-building nature as well as their non-recurring impact on Pizza Hut’s Division results, the financial impact of operating investments that are part of the Transformation Agreement, are not being considered by our CODM when assessing segment performance. As such, these operating investments are not being allocated to the Pizza Hut Division operating segment results for performance reporting purposes.

Depreciation on capital investments made as part of the Transformation Agreement is being allocated to Pizza Hut segment results as the expense is recurring and is not expected to significantly impact the comparability of results in any given period. For the same reasons, the amortization related to capitalized franchisee incentive payments is being allocated to Pizza Hut Division operating segment results.

In addition to the investments above, we funded $37.5 million of incremental system advertising from the second half of 2017 through 2018, including $3 million we incurred during the quarter ended March 31, 2018. These advertising amounts were recorded primarily in Franchise and property expenses and were included in the Pizza Hut Division segment operating results.

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us brand marketing control as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we are investing approximately $130 million from 2015 through 2019 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We invested $1 million in both the quarters ended March 31, 2019 and 2018 and $122 million since the inception of the agreement.

In addition to the investments above, we funded $60 million of incremental system advertising from 2015 through 2018, including $2 million incurred during the quarter ended March 31, 2018. These advertising amounts were recorded primarily in Franchise and property expenses and were included in the KFC Division segment operating results.

Investment in Grubhub, Inc. ("Grubhub")

On February 7, 2018, certain of our subsidiaries entered into a master services agreement with a subsidiary of Grubhub, the leading online and mobile takeout food-ordering company in the U.S., which is intended to provide dedicated support for the KFC and Taco Bell branded online delivery channels in the U.S. through Grubhub’s online ordering platform, logistics and last-mile support for delivery orders, as well as point-of-sale integration to streamline operations. Concurrently with the master services agreement, one of our subsidiaries entered into an investment agreement with Grubhub to invest $200 million in exchange for approximately 2.8 million shares of Grubhub common stock, subject to customary closing conditions. The terms of the investment agreement constituted a forward contract to purchase Grubhub common stock that represented a derivative and was required to be recorded at fair value, which was $66 million as of March 31, 2018. As a result, in the quarter ended March 31, 2018 we recognized income of $66 million related to the mark-to-market of this investment agreement. In April 2018, all necessary regulatory approvals were obtained and the purchase of Grubhub shares was consummated. Shares acquired as part of this purchase are restricted from being transferred until the earlier of the two-year anniversary of closing the investment agreement or 30 days following the termination of our master services agreement with Grubhub. In the quarter ended March 31, 2019 we recognized pre-tax expense of $20 million related to the mark-to-market of these shares, which includes the depreciation in the market price of Grubhub common stock and valuation adjustments related to the transfer restrictions. Changes in the fair value of our forward contract to purchase shares in Grubhub in 2018 and our investment in Grubhub common stock in 2019 are presented as Investment (income) expense, net within our Condensed Consolidated Statements of Income.

Impact of Adopting New Lease Standards

As discussed in Note 2, we adopted Topic 842 beginning with the quarter ended March 31, 2019, using a modified retrospective method. Topic 842 was applied to all leases existing at, or entered into after, the beginning of 2019. As a result of adopting Topic 842, the following adjustments were made to the Condensed Consolidated Balance Sheet as of the beginning of the quarter ended March 31, 2019:

CONDENSED CONSOLIDATED BALANCE SHEET
	As Reported 12/31/2018	Adjustments	Balances with Adoption of Topic 842 1/1/2019
ASSETS
Current Assets
Cash and cash equivalents	$292	$—	$292
Accounts and notes receivable, net	561	—	561
Prepaid expenses and other current assets	354	(10)	344
Total Current Assets	1,207	(10)	1,197

Property, plant and equipment, net	1,237	—	1,237
Goodwill	525	—	525
Intangible assets, net	242	—	242
Other assets	724	689	1,413
Deferred income taxes	195	—	195
Total Assets	$4,130	$679	$4,809

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$911	$76	$987
Income taxes payable	69	—	69
Short-term borrowings	321	—	321
Total Current Liabilities	1,301	76	1,377

Long-term debt	9,751	—	9,751
Other liabilities and deferred credits	1,004	605	1,609
Total Liabilities	12,056	681	12,737

Shareholders’ Deficit
Accumulated deficit	(7,592)	(2)	(7,594)
Accumulated other comprehensive loss	(334)	—	(334)
Total Shareholders’ Deficit	(7,926)	(2)	(7,928)
Total Liabilities and Shareholders’ Deficit	$4,130	$679	$4,809

We recorded lease liabilities within Accounts payable and other current liabilities and Other liabilities and deferred credits of $83 million and $661 million, respectively, related to the present value of the remaining operating lease payments. These adjustments were partially offset by reductions to Accounts payable and other current liabilities and Other liabilities and deferred credits of $7 million and $56 million, respectively, primarily related to the write offs of liabilities previously recorded to reflect the impact of recognizing rent expense on a straight-line basis when lease payments were escalating under Legacy GAAP. Additionally, lease liabilities recognized upon adoption were offset by the write-off of prepaid rent of $11 million that was recorded under Legacy GAAP resulting in a decrease within Prepaid expenses and other current assets and Other assets of $10 million and $1 million, respectively.

We recorded a corresponding right-of-use asset within Other Assets of $690 million. This right-of-use asset reflected a $2 million impairment charge that would have been recorded before adoption of Topic 842 had the right-of-use asset been recognized under Legacy GAAP. A related increase was recorded in Accumulated deficit.

Note 6 - Other (Income) Expense

Other (income) expense primarily includes net foreign exchange (gains) losses and store closure and impairment expenses.

Note 7 - Supplemental Balance Sheet Information

Accounts and Notes Receivable, net

The Company’s receivables are primarily generated as a result of ongoing business relationships with our franchisees as a result of franchise and lease agreements.  Trade receivables consisting of royalties from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net in our Condensed Consolidated Balance Sheets.  Accounts and notes receivable, net also includes receivables generated from advertising cooperatives that we consolidate.

	3/31/2019	12/31/2018
Accounts and notes receivable, gross	$584	$592
Allowance for doubtful accounts	(41)	(31)
Accounts and notes receivable, net	$543	$561

Property, Plant and Equipment, net

	3/31/2019	12/31/2018
Property, plant and equipment, gross	$2,338	$2,353
Accumulated depreciation and amortization	(1,126)	(1,116)
Property, plant and equipment, net	$1,212	$1,237

Assets held-for-sale totaled $24 million as of both March 31, 2019 and December 31, 2018 and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and cash equivalents for Condensed Consolidated Statements of Cash Flows

	3/31/2019	12/31/2018
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$278	$292
Restricted cash included in Prepaid expenses and other current assets(a)	170	151
Restricted cash and restricted cash equivalents included in Other assets(b)	26	31
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$474	$474

(a)
Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives that we consolidate that can only be used to settle obligations of the respective cooperatives and Taco Bell Securitization interest reserves.

(b)	Primarily trust accounts related to our self-insurance program.

Note 8 - Income Taxes

	Quarter ended
	2019	2018
Income tax provision	$37	$76
Effective tax rate	12.3%	15.0%

Our first quarter effective tax rate was lower than prior year primarily due to a larger favorable impact of excess tax benefits associated with share-based compensation than the prior year and lapping a prior year charge related to the mandatory one-time deemed repatriation tax on accumulated foreign earnings resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). These items were partially offset by the unfavorable impact of the global intangible low-taxed income provisions of the Tax Act in the current year and lapping the favorable impact related to prior year refranchising transactions.

Note 9 - Revenue Recognition

Disaggregation of Total Revenues

The following table disaggregates revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 3/31/2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$16	$5	$196	$217
Franchise revenues	38	67	128	233
Property revenues	6	2	10	18
Franchise contributions for advertising and other services	2	74	104	180

China
Franchise revenues	56	15	—	71

Other
Company sales	109	6	1	116
Franchise revenues	205	60	6	271
Property revenues	18	1	—	19
Franchise contributions for advertising and other services	116	13	—	129
	$566	$243	$445	$1,254

	Quarter ended 3/31/2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$17	$14	$242	$273
Franchise revenues	38	69	117	224
Property revenues	6	1	5	12
Franchise contributions for advertising and other services	2	65	91	158

China
Franchise revenues	54	16	—	70

Other
Company sales	228	10	1	239
Franchise revenues	190	62	6	258
Property revenues	19	1	—	20
Franchise contributions for advertising and other services	104	13	—	117
	$658	$251	$462	$1,371

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2019 is presented below.

Deferred Franchise Fees
Balance at December 31, 2018	$414
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(17)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	22
Balance at March 31, 2019	$419

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$61
1 - 2 years	56
2 - 3 years	52
3 - 4 years	48
4 - 5 years	43
Thereafter	159
Total	$419

Note 10 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	2019	2018
KFC Division	$566	$658
Pizza Hut Division	243	251
Taco Bell Division	445	462
	$1,254	$1,371

	Quarter ended
Operating Profit	2019	2018
KFC Division	$236	$221
Pizza Hut Division	97	88
Taco Bell Division	138	132
Corporate and unallocated G&A expenses	(43)	(44)
Unallocated Franchise and property expenses(a)	(1)	(1)
Unallocated Refranchising gain (loss) (See Note 5)	6	156
Unallocated Other income (expense)	—	1
Operating Profit	$433	$553
Investment income (expense), net (See Note 5)	(16)	66
Other pension income (expense) (See Note 11)	(3)	(3)
Interest expense, net	(115)	(107)
Income before income taxes	$299	$509

(a)	Represents costs associated with the KFC U.S. Acceleration Agreement and Pizza Hut U.S. Transformation Agreement. See Note 5.

Note 11 - Pension Benefits

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended
	2019	2018
Service cost	$2	$2
Interest cost	10	9
Expected return on plan assets	(11)	(10)
Amortization of net loss	—	4
Amortization of prior service cost	1	1
Net periodic benefit cost	$2	$6

Additional loss recognized due to settlements(a)	$2	$1

(a)	Losses are a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. These losses were recorded in Other pension (income) expense.

Note 12 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	3/31/2019	12/31/2018
Current maturities of long-term debt	$331	$331
Other	17	—
	348	331
Less current portion of debt issuance costs and discounts	(10)	(10)
Short-term borrowings	$338	$321

Long-term Debt
Securitization Notes	$2,920	$2,928
Subsidiary Senior Unsecured Notes	2,850	2,850
Term Loan A Facility	482	488
Term Loan B Facility	1,950	1,955
YUM Senior Unsecured Notes	1,875	1,875
Finance lease obligations	71	71
	$10,148	$10,167
Less debt issuance costs and discounts	(81)	(85)
Less current maturities of long-term debt	(331)	(331)
Long-term debt	$9,736	$9,751

Details of our short-term borrowings and long-term debt as of December 31, 2018 can be found within our 2018 Form 10-K. Cash paid for interest during the quarters ended March 31, 2019 and 2018 was $72 million and $71 million, respectively.

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. At both March 31, 2019 and December 31, 2018, our interest rate swaps expiring in March 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in December 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of March 31, 2019 or December 31, 2018.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through March 31, 2019, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through March 31, 2019, all foreign currency forward and swap contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of both March 31, 2019 and December 31, 2018, foreign currency forward and swap contracts outstanding related to intercompany receivables and payables had total notional amounts of $456 million. As of March 31, 2019 these foreign currency forward and swap contracts have durations that expire in 2019 or 2020.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2019, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2019	2018	2019	2018

Interest rate swaps	$(27)	$18	$(5)	$(1)

Foreign currency contracts	11	(16)	(10)	12

Income tax benefit/(expense)	5	(4)	3	—

As of March 31, 2019, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $22 million, based on current LIBOR interest rates.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 - Fair Value Disclosures

As of March 31, 2019, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	3/31/2019		12/31/2018
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,920	$3,014	$2,928	$2,967
Subsidiary Senior Unsecured Notes(b)	2,850	2,917	2,850	2,733
Term Loan A Facility(b)	482	481	488	479
Term Loan B Facility(b)	1,950	1,951	1,955	1,915
YUM Senior Unsecured Notes(b)	1,875	1,876	1,875	1,798

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

Recurring Fair Value Measurements

The Company has interest rate swaps, foreign currency contracts, an investment in Grubhub common stock and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 13 for discussion regarding derivative instruments and Note 5 for discussion regarding our investment in Grubhub common stock). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.

		Fair Value
	Level	3/31/2019	12/31/2018	Condensed Consolidated Balance Sheet
Interest Rate Swaps - Asset	2	$19	$21	Prepaid expenses and other current assets
Interest Rate Swaps - Asset	2	19	29	Other assets
Interest Rate Swaps - Liability	2	43	23	Other liabilities and deferred credits
Foreign Currency Contracts - Asset	2	4	5	Prepaid expenses and other current assets
Foreign Currency Contracts - Liability	2	11	24	Other liabilities and deferred credits
Investment in Grubhub Common Stock	1	194	214	Other assets
Other Investments	1	31	27	Other assets

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of the investment in Grubhub common stock was determined primarily based on closing market prices for the shares. The other investments include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities. The other investments' fair value is determined based on the closing market prices of the respective mutual funds as of March 31, 2019 and December 31, 2018.

Note 15 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 31, 2019, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $500 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 31, 2019, was approximately $425 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of March 31, 2019 was not material.

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

Introduction and Overview

The following Management's Discussion and Analysis (“MD&A”), should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”). All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Yum! Brands, Inc. ("Company", “YUM”, "we", "us" or "our") franchises or operates a worldwide system of over 48,000 restaurants in more than 145 countries and territories, primarily under the concepts of KFC, Pizza Hut and Taco Bell (collectively, the "Concepts"). These three Concepts are global leaders of the chicken, pizza and Mexican-style food categories, respectively. Of the over 48,000 restaurants, 98% are operated by franchisees.

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

•
More Focused. Four growth drivers form the basis of YUM’s strategic plans and repeatable business model to accelerate same-store sales growth and net-new restaurant development at KFC, Pizza Hut and Taco Bell around the world over the long term. The Company is focused on becoming best-in-class in:

•
Building Relevant, Easy and Distinctive Brands, by increasing investment in consumer insights, core product innovation, digital excellence and initiatives that strengthen the quality, convenience and appeal of the customer experience;

•	Developing Unmatched Franchise Operating Capability, strengthening how we equip and recruit the best restaurant operators to deliver great customer experiences, and build and protect our brands;

•	Driving Bold Restaurant Development through partnerships with growth-minded franchisees who can expand and penetrate markets with modern restaurants, strong economics and value; and

•	Growing Unrivaled Culture and Talent to strengthen the customer experience and franchise success with best-in-class people capability and culture.

•	More Franchised. YUM successfully increased franchise restaurant ownership to its 98% target as of the end of 2018.

•	More Efficient. The Company is revamping its financial profile, improving the efficiency of its organization and cost structure globally, by:

•
Reducing annual capital expenditures associated with Company-operated restaurant maintenance and other projects to less than $100 million and funding any additional capital for any new Company units through the refranchising of existing Company units.  Capital spending in 2019 net of refranchising proceeds is expected to approximate $125 million as we fund additional strategic investments in technology that we believe will generate faster growth and incremental value for the Company;

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

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•
Same-store sales growth is the estimated percentage change in sales of all restaurants that have been open and in the YUM system for one year or more. In 2019 we also included in our prior year base the sales of stores that were added as a result of the Telepizza strategic alliance and that have been open for one year or more. See description of the Telepizza strategic alliance within this MD&A.

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

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"), the Company provides the following non-GAAP measurements:

•
System sales and System sales excluding the impacts of foreign currency translation ("FX"). System sales include the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants. Sales of franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Franchise restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net unit growth.

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

For the quarter ended March 31, 2019, GAAP diluted EPS decreased 35% to $0.83 per share, and diluted EPS, excluding Special Items, decreased 8% to $0.82 per share. Both comparisons were negatively impacted by the year-over-year impact of changes in the fair value of our investment in Grubhub, Inc. ("Grubhub") of $0.21 per share, as the current year impact was a negative $0.05 impact to EPS while the prior year impact was a positive $0.16 impact to EPS. Special Items also negatively impacted GAAP diluted EPS comparisons, adding $0.37 in the quarter ended March 31, 2018 as opposed to $0.01 in the quarter ended March 31, 2019.

Quarterly Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+9	+5	+6	+7	+14
Pizza Hut Division	+7	Even	+10	+11	+14
Taco Bell Division	+7	+4	+3	+5	+5
Worldwide	+8	+4	+7	(22)	+12

Additionally:

•
Adjusting the prior year base to include units added as a result of our fourth quarter 2018 strategic alliance with Telepizza, system sales growth excluding foreign currency translation would have been 7% Worldwide and 1% for the Pizza Hut Division.

•	We opened 310 net new units for the quarter. On a year-over-year basis, which takes into account the strategic alliance with Telepizza in the fourth quarter of 2018, net new unit growth was 7%.

•	During the quarter, we repurchased 1.1 million shares totaling $106 million at an average price of $94.

•	Foreign currency translation impacted Divisional Operating Profit unfavorably for the quarter by $19 million.

Worldwide

GAAP Results

	Quarter ended
	2019	2018	% B/(W)
Company sales	$333	$512	(35)
Franchise and property revenues	612	584	5
Franchise contributions for advertising and other services	309	275	12
Total revenues	$1,254	$1,371	(9)

Restaurant profit	$61	$74	(17)
Restaurant margin %	18.4%	14.4%	4.0	ppts.

G&A expenses	$211	$219	3
Franchise and property expenses	43	47	6
Franchise advertising and other services expense	301	272	(11)
Refranchising (gain) loss	(6)	(156)	(96)
Other (income) expense	—	(2)	NM
Operating Profit	$433	$553	(22)

Investment (income) expense, net	$16	$(66)	NM
Other pension (income) expense	3	3	20
Interest expense, net	115	107	(8)
Income tax provision	37	76	52
Net Income	$262	$433	(39)

Diluted EPS(a)	$0.83	$1.27	(35)
Effective tax rate	12.3%	15.0%	2.7	ppts.

(a)	See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	3/31/2019	3/31/2018	% Increase (Decrease)
Franchise	47,600	43,978	8
Company-owned	857	1,345	(36)
	48,457	45,323	7	(a)

(a)    Includes units added as a result of our fourth quarter 2018 strategic alliance with Telepizza.

	Quarter ended
	2019	2018
Same-store Sales Growth %	4	1

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended
	2019	2018
System Sales Growth %, reported(a)	4	9
System Sales Growth %, excluding FX(a)	8	4
Core Operating Profit % Growth	12	Even
Diluted EPS Growth (Decline) %, excluding Special Items	(8)	38
Effective Tax Rate excluding Special Items	12.2%	14.4%

(a)	Adjusting the prior year base to include Telepizza, System Sales Growth would have been 3% on a reported basis and 7% excluding FX.

	Quarter ended
Detail of Special Items	2019	2018
Refranchising gain (loss) (See Note 5)	$6	$156
Other Special Items Expense	(2)	(3)
Special Items Income - Operating Profit	4	153
Tax Expense on Special Items(a)	(1)	(19)
Tax Expense - U.S. Tax Act(b)	—	(6)
Special Items Income, net of tax	$3	$128
Average diluted shares outstanding	315	340
Special Items diluted EPS	$0.01	$0.37

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$433	$553
Special Items Income	4	153
Foreign Currency Impact on Divisional Operating Profit(c)	(19)	N/A
Core Operating Profit	$448	$400

KFC Division
GAAP Operating Profit	$236	$221
Foreign Currency Impact on Divisional Operating Profit(c)	(16)	N/A
Core Operating Profit	$252	$221

Pizza Hut Division
GAAP Operating Profit	$97	$88
Foreign Currency Impact on Divisional Operating Profit(c)	(3)	N/A
Core Operating Profit	$100	$88

Taco Bell Division
GAAP Operating Profit	$138	$132
Foreign Currency Impact on Divisional Operating Profit(c)	—	N/A
Core Operating Profit	$138	$132

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$0.83	$1.27
Special Items Diluted EPS	0.01	0.37
Diluted EPS excluding Special Items	$0.82	$0.90

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	12.3%	15.0%
Impact on Tax Rate as a result of Special Items(a)(b)	0.1%	0.6%
Effective Tax Rate excluding Special Items	12.2%	14.4%

Reconciliation of GAAP Company sales to System sales

Consolidated
GAAP Company sales(d)	$333	$512
Franchise sales	11,851	11,196
System sales	12,184	11,708
Foreign Currency Impact on System sales(e)	(491)	N/A
System sales, excluding FX	$12,675	$11,708

KFC Division
GAAP Company sales(d)	$125	$245
Franchise sales	6,422	6,084
System sales	6,547	6,329
Foreign Currency Impact on System sales(e)	(383)	N/A
System sales, excluding FX	$6,930	$6,329

Pizza Hut Division
GAAP Company sales(d)	$11	$24
Franchise sales	3,120	3,008
System sales	3,131	3,032
Foreign Currency Impact on System sales(e)	(103)	N/A
System sales, excluding FX	$3,234	$3,032

Taco Bell Division
GAAP Company sales(d)	$197	$243
Franchise sales	2,309	2,104
System sales	2,506	2,347
Foreign Currency Impact on System sales(e)	(5)	N/A
System sales, excluding FX	$2,511	$2,347

(a)	Tax Expense on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

(b)
During the quarter ended March 31, 2018, we recorded a $16 million increase related to our provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 ("Tax Act") that was reported as a Special Item. We also recorded a Special Items tax benefit of $10 million in the quarter ended March 31, 2018 related to 2018 U.S. foreign tax credits that became realizable directly as a result of the impact of deemed repatriation tax expense associated with the Tax Act.

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

Items Impacting Current Quarter and Expected to Impact Future Results

Investment in Grubhub

For the quarters ended March 31, 2019 and 2018 we recognized pre-tax expense of $20 million and pre-tax income of $66 million, respectively, related to changes in fair value in our investment in Grubhub. See Note 5 for further discussion of our investment in Grubhub.

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

As a result of the alliance we added 1,305 Telepizza units to our Pizza Hut Division unit count. In total approximately 2,300 Pizza Hut and Telepizza units are subject to the master franchise agreement as of March 31, 2019. Of these 2,300 units, we anticipate between 100 and 150 may close due to overlap in a particular trade area.

Based upon our ongoing and active maintenance of the Pizza Hut intellectual property as well as Telepizza’s active involvement in supply chain management and their role as a master franchisee, both parties are exposed to significant risks and rewards depending on the commercial success of the alliance. As a result, the alliance has been identified as a collaborative arrangement and upon consummation of the alliance no amounts were recorded in our Consolidated Financial Statements (other than insignificant success fees that were paid to third-party advisors). Subsequent to consummation of the deal, for all Pizza Hut restaurants that are part of the alliance, we are receiving a continuing fee of 3.5% of restaurant sales. Likewise, for most Telepizza restaurants that are part of the alliance we are receiving an alliance fee of 3.5% of restaurant sales. These fees are being recorded as Franchise and property revenues within our Condensed Consolidated Statements of Income when the related sales occur, consistent with our recognition of continuing fees for all other restaurants subject to our franchise agreements. These fees are reduced by a sales-based credit that decreases over time and, potentially, certain incentive payments if development or conversion targets are met. Previously, the existing Pizza Hut restaurants that are now subject to the master franchise agreement with Telepizza generally paid a continuing fee of 6% of restaurant sales consistent with our standard International franchise agreement terms. The impact to Operating Profit for the quarter ended March 31, 2019 as a result of the strategic alliance was not significant. System Sales growth excluding foreign currency for the quarter ended March 31, 2019 was approximately 1 percentage point higher Worldwide and approximately 6 percentage points higher for the Pizza Hut Division as a result of the Telepizza strategic alliance. Additionally, net new unit growth for the quarter ended March 31, 2019 was approximately 3 percentage points higher Worldwide and approximately 8 percentage points higher for the Pizza Hut Division as a result of the alliance.

KFC United Kingdom ("UK") Supply Availability Issues

On February 14, 2018, we and our franchisees transitioned to a new distributor for the products supplied to our approximately 900 KFCs in the United Kingdom and Ireland (those restaurants accounted for approximately 3% of YUM’s global system sales in the year ended December 31, 2018).  In connection with this transition, certain of the restaurants experienced supply availability issues which resulted in store closures or stores operating under a limited menu. Beginning mid-May 2018, all restaurants opened for business, offering their full menus, with advertising beginning at the end of May.  For the first quarter of 2018, we estimated that Core Operating Profit growth was negatively impacted by 5 percentage points for our KFC Division and 3 percentage points for YUM as a result of these issues. We estimated YUM's same-store sales growth would have been 2% and KFC Division same-store sales growth would have been 3% in the first quarter of 2018 absent the supply disruption. On a full-year basis in 2018, we estimated the negative impact to Core Operating Profit growth was 2 percentage points for KFC Division and 1 percentage point for YUM, respectively, and the negative impact to same-store sales growth was 50 basis points for KFC Division and 25 basis points for YUM, respectively.

KFC Division

The KFC Division has 22,886 units, 82% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of March 31, 2019.

	Quarter ended
			% B/(W)
	2019	2018	Reported		Ex FX
System Sales	$6,547	$6,329	3		9
Same-Store Sales Growth %	5	2	N/A		N/A

Company sales	$125	$245	(49)		(44)
Franchise and property revenues	323	307	5		12
Franchise contributions for advertising and other services	118	106	11		20
Total revenues	$566	$658	(14)		(8)

Restaurant profit	$17	$25	(31)		(25)
Restaurant margin %	14.1%	10.5%	3.6	ppts.	3.6	ppts.

G&A expenses	$78	$85	8		4
Franchise and property expenses	28	29	2		(5)
Franchise advertising and other services expense	116	104	(11)		(20)
Operating Profit	$236	$221	7		14

			% Increase (Decrease)
Unit Count	3/31/2019	3/31/2018
Franchise	22,559	21,019	7
Company-owned	327	625	(48)
Total	22,886	21,644	6

Company sales and Restaurant margin percentage

The quarterly decrease in Company sales, excluding the impact of foreign currency translation, was driven by refranchising offset by company same-store sales growth of 9%, including lapping the prior year impact of supply interruptions in our KFC UK business.

The quarterly increase in Restaurant margin percentage was driven by same-store sales growth, including lapping the prior year impact of supply interruptions in our KFC UK business and refranchising.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impact of foreign currency translation, was driven by international net new unit growth, franchise same-store sales growth of 5%, including the impact of lapping the prior year impact of supply interruptions in our KFC UK business, and refranchising.

G&A

The quarterly decrease in G&A expenses, excluding the impact of foreign currency translation, was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by net new unit growth, lapping the prior year impact of supply interruptions in our KFC UK business, same-store sales growth and lower G&A.

Pizza Hut Division

The Pizza Hut Division has 18,466 units, 60% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of March 31, 2019.

	Quarter ended
			% B/(W)
	2019	2018	Reported		Ex FX

System Sales	$3,131	$3,032	3		7
Same-Store Sales Growth (Decline) %	Even	1	N/A		N/A

Company sales	$11	$24	(55)		(53)
Franchise and property revenues	145	149	(3)		Even
Franchise contributions for advertising and other services	87	78	12		13
Total revenues	$243	$251	(3)		(1)

Restaurant profit	$—	$—	NM		NM
Restaurant margin %	3.9%	(0.1)%	4.0	ppts.	3.8	ppts.

G&A expenses	$47	$50	5		4
Franchise and property expenses	5	11	53		52
Franchise advertising and other services expense	83	78	(7)		(8)
Operating Profit	$97	$88	11		14

			% Increase (Decrease)
Unit Count	3/31/2019	3/31/2018
Franchise	18,409	16,681	10
Company-owned	57	115	(50)
	18,466	16,796	10

Company sales

The quarterly decrease in Company sales, excluding the impact of foreign currency translation, was driven by refranchising.

Franchise and property revenues

Franchise and property revenues, excluding the impact of foreign currency translation, for the quarter were even with prior year as franchise same-store sales were flat.

G&A

The quarterly decrease in G&A, excluding the impact of foreign currency translation, was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by profits generated from our ownership of QuikOrder, LLC ("QuikOrder"), lower advertising costs associated with the Pizza Hut Transformation Agreement (See Note 5), and net new unit growth. We acquired QuikOrder in December 2018, which has been a provider of online ordering software and services to the Company and franchise restaurants of our Pizza Hut U.S. business for nearly two decades.

Taco Bell Division

The Taco Bell Division has 7,105 units, the vast majority of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of March 31, 2019.

	Quarter ended
			% B/(W)
	2019	2018	Reported		Ex FX

System Sales	$2,506	$2,347	7		7
Same-Store Sales Growth %	4	1	N/A		N/A

Company sales	$197	$243	(19)		(19)
Franchise and property revenues	144	128	12		13
Franchise contributions for advertising and other services	104	91	14		14
Total revenues	$445	$462	(4)		(4)

Restaurant profit	$44	$49	(9)		(9)
Restaurant margin %	22.0%	19.6%	2.4	ppts.	2.4	ppts.

G&A expenses	$43	$40	(8)		(9)
Franchise and property expenses	9	6	(53)		(54)
Franchise advertising and other services expense	102	90	(13)		(13)
Operating Profit	$138	$132	5		5

			% Increase (Decrease)
Unit Count	3/31/2019	3/31/2018
Franchise	6,632	6,278	6
Company-owned	473	605	(22)
	7,105	6,883	3

Company sales and Restaurant margin percentage

The quarterly decrease in Company sales was driven by refranchising offset by company same-store sales growth of 4% and net new unit growth.

The quarterly increase in Restaurant margin percentage was driven by company same-store sales growth of 4%.

Franchise and property revenues

The quarterly increase in Franchise and property revenues was driven by refranchising, franchise same-store sales growth of 4% and net new unit growth.

G&A

The quarterly increase in G&A, excluding the impact of foreign currency translation, was driven by the unfavorable impact of lapping prior year forfeitures related to share based compensation awards.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and net new unit growth, partially offset by refranchising and higher G&A.

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2019	2018	% B/(W)
Corporate and unallocated G&A	$(43)	$(44)	2
Unallocated Franchise and property expenses	(1)	(1)	(30)
Refranchising gain (loss) (See Note 5)	6	156	(96)
Unallocated Other income (expense)	—	1	NM
Investment income (expense), net (See Note 5)	(16)	66	NM
Other pension income (expense) (See Note 11)	(3)	(3)	20
Interest expense, net	(115)	(107)	(8)
Income tax provision (See Note 8)	(37)	(76)	52
Effective tax rate (See Note 8)	12.3%	15.0%	2.7	ppts.

Interest expense, net

The quarterly increase in Interest expense, net was driven by increased outstanding borrowings.

Consolidated Cash Flows

Net cash provided by operating activities was $300 million in 2019 versus $189 million in 2018. The increase was largely driven by an increase in Operating profit before Special Items, a decrease in income tax payments and lower compensation payments.

Net cash used in investing activities was $34 million in 2019 versus net cash provided by investing activities of $164 million in 2018. The change was primarily driven by lower refranchising proceeds in the current year.

Net cash used in financing activities was $278 million in 2019 versus $976 million in 2018. The decrease was primarily driven by lower share repurchases and lower net debt repayments in the current year.

Consolidated Financial Condition

Our Condensed Consolidated Balance Sheet was impacted by the adoption of Topic 842 (See Note 2).

Liquidity and Capital Resources

In October 2016, we announced YUM’s Strategic Transformation Initiatives to drive global expansion of the KFC, Pizza Hut and Taco Bell brands following the separation of our China business on October 31, 2016. As part of this transformation we announced our intention to own less than 1,000 stores by the end of 2018, which we achieved in December 2018. Additionally, we announced our intention to improve our efficiency by lowering G&A to 1.7% of system sales. We also intend to reduce capital spending associated with Company-operated restaurant maintenance and other projects to less than $100 million and fund capital for any new units to be operated by the Company through the refranchising of existing company units.   Capital spending in 2019 net of refranchising proceeds is expected to approximate $125 million as we fund additional strategic investments in technology that we believe will generate faster growth and incremental value for the Company.

From 2017 through the first quarter of 2019, we returned a cumulative $5.5 billion to shareholders through share repurchases and cash dividends towards our commitment to return between $6.5 and $7.0 billion from 2017 to 2019.  We are funding these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our five times EBITDA leverage.  We generated total gross refranchising proceeds of $2.8 billion in connection with our initiative to increase franchise ownership to 98%, which we achieved in December 2018.

Our primary sources of liquidity are cash on hand, cash generated by operations and our revolving facilities. We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows have historically been in excess of $1 billion. Decreases in operating cash flows from the operation of fewer Company-owned stores due to refranchising have been offset, and are expected to continue to be offset, with savings generated from decreased capital investment and G&A required to support company operations.

To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain a revolving credit facility with total capacity of $1 billion that was undrawn as of March 31, 2019.

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

Debt Instruments

As of March 31, 2019, our Long-term debt is comprised primarily of borrowings under our Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes. See Note 12 for additional details. The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases, as of March 31, 2019.

	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2037	2043	Total
Securitization Notes	$22	$29	$29	$29	$1,281	$16	$16	$921	$6	$571			$2,920
Credit Agreement	34	51	76	395	20	20	1,836						2,432
Subsidiary Senior Unsecured Notes						1,050		1,050	750				2,850
YUM Senior Unsecured Notes	250	350	350		325						325	275	1,875
Total	$306	$430	$455	$424	$1,626	$1,086	$1,852	$1,971	$756	$571	$325	$275	$10,077

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued a standard that requires measurement and recognition of expected versus incurred credit losses for financial assets held. The standard is effective for the Company in our first quarter of fiscal 2020. We are currently evaluating the impact the adoption of this standard will have on our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2019 to the disclosures made in Item 7A of the Company’s 2018 Form 10-K.

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

Changes in Internal Control

As of January 1, 2019, we implemented ASC 842, Leases ("Topic 842"). The Company has designed and implemented new internal controls related to the recognition, measurement and disclosure of the Company’s leases under Topic 842. There have been no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) any risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2018 and (iv) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors YUM! Brands, Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of March 31, 2019, the related condensed consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for the quarters ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2018, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for the year then ended (not presented herein); and in our report dated February 20, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
Louisville, KY
May 7, 2019

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 15 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2019 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
1/1/19-1/31/19	392	$91.14	392	$1,070

2/1/19-2/28/19	394	$94.02	394	$1,033

3/1/19-3/31/19	341	$97.35	341	$1,000
Total	1,127	$94.02	1,127	$1,000

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

	10.11.3†	Form of YUM Long Term Incentive Plan Global YUM! Non-Qualified Stock Option Agreement (2019)

	10.13.3†	Form of YUM Long Term Incentive Plan Global YUM! Stock Appreciation Rights Agreement (2019)

	10.20†	Form of YUM Long Term Incentive Plan YUM! Global Restricted Stock Unit Agreement (2019)

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Indicates a compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	May 7, 2019	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)