Form 10-Q
period 2019-06-30
YUM BRANDS INC
filed 2019-08-09
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2019 was 304,285,740 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Company sales	$359	$512	$692	$1,024
Franchise and property revenues	633	584	1,245	1,168
Franchise contributions for advertising and other services	318	272	627	547
Total revenues	1,310	1,368	2,564	2,739
Costs and Expenses, Net
Company restaurant expenses	286	421	558	859
General and administrative expenses	198	208	409	427
Franchise and property expenses	38	40	81	87
Franchise advertising and other services expense	315	274	616	546
Refranchising (gain) loss	(4)	(29)	(10)	(185)
Other (income) expense	6	5	6	3
Total costs and expenses, net	839	919	1,660	1,737
Operating Profit	471	449	904	1,002
Investment (income) expense, net	(25)	(23)	(9)	(89)
Other pension (income) expense	—	3	3	6
Interest expense, net	119	112	234	219
Income before income taxes	377	357	676	866
Income tax provision	88	36	125	112
Net Income	$289	$321	$551	$754

Basic Earnings Per Common Share	$0.94	$0.99	$1.79	$2.30

Diluted Earnings Per Common Share	$0.92	$0.97	$1.75	$2.25

Dividends Declared Per Common Share	$0.42	$0.36	$0.84	$0.72

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Net Income	$289	$321	$551	$754
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(29)	(76)	5	(30)
	(29)	(76)	5	(30)
Tax (expense) benefit	4	6	—	—
	(25)	(70)	5	(30)
Changes in pension and post-retirement benefits
Reclassification of (gains) losses into Net Income	1	5	5	11
	1	5	5	11
Tax (expense) benefit	—	(2)	(1)	(3)
	1	3	4	8
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(44)	25	(60)	27
Reclassification of (gains) losses into Net Income	1	(26)	(14)	(15)
	(43)	(1)	(74)	12
Tax (expense) benefit	11	1	19	(3)
	(32)	—	(55)	9

Other comprehensive income (loss), net of tax	(56)	(67)	(46)	(13)
Comprehensive Income	$233	$254	$505	$741

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/30/2019	6/30/2018
Cash Flows – Operating Activities
Net Income	$551	$754
Depreciation and amortization	54	71
Refranchising (gain) loss	(10)	(185)
Investment (income) expense, net	(9)	(89)
Contributions to defined benefit pension plans	(11)	(5)
Deferred income taxes	—	(23)
Share-based compensation expense	31	27
Changes in accounts and notes receivable	7	(15)
Changes in prepaid expenses and other current assets	(24)	4
Changes in accounts payable and other current liabilities	(171)	(160)
Changes in income taxes payable	(36)	(15)
Other, net	79	17
Net Cash Provided by Operating Activities	461	381

Cash Flows – Investing Activities
Capital spending	(76)	(85)
Investment in Grubhub Inc. common stock	—	(200)
Proceeds from refranchising of restaurants	25	252
Other, net	(1)	(9)
Net Cash Used in Investing Activities	(52)	(42)

Cash Flows – Financing Activities
Proceeds from long-term debt	—	106
Repayments of long-term debt	(40)	(449)
Revolving credit facilities, three months or less, net	157	202
Short-term borrowings by original maturity
More than three months - proceeds	48	51
More than three months - payments	(44)	(43)
Three months or less, net	—	—
Repurchase shares of Common Stock	(305)	(1,168)
Dividends paid on Common Stock	(257)	(236)
Other, net	(51)	(42)
Net Cash Used in Financing Activities	(492)	(1,579)
Effect of Exchange Rates on Cash and Cash Equivalents	(2)	(19)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(85)	(1,259)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	474	1,668
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$389	$409

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 6/30/2019	12/31/2018
ASSETS
Current Assets
Cash and cash equivalents	$252	$292
Accounts and notes receivable, net	535	561
Prepaid expenses and other current assets	335	354
Total Current Assets	1,122	1,207

Property, plant and equipment, net	1,193	1,237
Goodwill	526	525
Intangible assets, net	243	242
Other assets	1,378	724
Deferred income taxes	212	195
Total Assets	$4,674	$4,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$798	$911
Income taxes payable	63	69
Short-term borrowings	325	321
Total Current Liabilities	1,186	1,301

Long-term debt	9,869	9,751
Other liabilities and deferred credits	1,613	1,004
Total Liabilities	12,668	12,056

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 304 shares issued in 2019 and 306 issued in 2018	—	—
Accumulated deficit	(7,614)	(7,592)
Accumulated other comprehensive loss	(380)	(334)
Total Shareholders’ Deficit	(7,994)	(7,926)
Total Liabilities and Shareholders’ Deficit	$4,674	$4,130

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended June 30, 2019 and 2018
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at March 31, 2019	306	$—	$(7,580)	$(324)	$(7,904)
Net Income			289		289
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $4 million)				(25)	(25)
Pension and post-retirement benefit plans				1	1
Net loss on derivative instruments (net of tax impact of $11 million)				(32)	(32)
Comprehensive Income					233
Dividends declared			(128)		(128)
Repurchase of shares of Common Stock	(2)	(1)	(195)		(196)
Employee share-based award exercises		(13)			(13)
Share-based compensation events		14			14
Balance at June 30, 2019	304	$—	$(7,614)	$(380)	$(7,994)

Balance at December 31, 2018	306	$—	$(7,592)	$(334)	$(7,926)
Net Income			551		551
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				5	5
Pension and post-retirement benefit plans (net of tax impact of $1 million)				4	4
Net loss on derivative instruments (net of tax impact of $19 million)				(55)	(55)
Comprehensive Income					505
Dividends declared			(257)		(257)
Repurchase of shares of Common Stock	(3)	(1)	(301)		(302)
Employee share-based award exercises	1	(38)	(13)		(51)
Share-based compensation events		39			39
Adoption of accounting standard			(2)		(2)
Balance at June 30, 2019	304	$—	$(7,614)	$(380)	$(7,994)

Balance at March 31, 2018	327	$—	$(6,539)	$(215)	$(6,754)
Net Income			321		321
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $6 million)				(70)	(70)
Pension and post-retirement benefit plans (net of tax impact of $2 million)				3	3
Comprehensive Income					254
Dividends declared			(116)		(116)
Repurchase of shares of Common Stock	(7)	(7)	(636)		(643)
Employee share-based award exercises	(1)	(6)			(6)
Share-based compensation events		13			13
Adoption of accounting standard			5		5
Balance at June 30, 2018	319	$—	$(6,965)	$(282)	$(7,247)

Balance at December 31, 2017	332	$—	$(6,063)	$(271)	$(6,334)
Net Income			754		754
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(30)	(30)
Pension and post-retirement benefit plans (net of tax impact of $3 million)				8	8
Net gain on derivative instruments (net of tax impact of $3 million)				9	9
Comprehensive Income					741
Dividends declared			(237)		(237)
Repurchase of shares of Common Stock	(14)	(7)	(1,164)		(1,171)
Employee share-based award exercises	1	(29)	(4)		(33)
Share-based compensation events		36			36
Adoption of accounting standards			(251)	2	(249)
Balance at June 30, 2018	319	$—	$(6,965)	$(282)	$(7,247)

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

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchises or operates a system of over 48,000 quick service restaurants in more than 145 countries and territories.  At June 30, 2019, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands (collectively the “Concepts”) are global leaders of the chicken, pizza and Mexican-style food categories.

As of June 30, 2019, YUM consisted of three operating segments:

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

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended June 30, 2019. These reclassifications had no effect on previously reported Net Income.

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

In certain instances, we lease or sublease certain restaurants to franchisees. Our lessor and sublease portfolio primarily consists of stores that have been leased to franchisees subsequent to refranchising transactions. Our most significant leases with lease and non-lease components are leases with our franchisees that include both the right to use a restaurant as well as a license of the intellectual property associated with our Concepts’ brands. For these leases, which are primarily classified as operating leases, we account for the lease and non-lease components separately. Revenues from rental agreements with franchisees are presented within Franchise and property revenues in our Condensed Consolidated Statements of Income and related expenses (e.g. depreciation and rent expense) are presented within Franchise and property expenses. The impact of adopting Topic 842 on the accounting for our lessor and sublease portfolio was not significant.

We lease land, buildings or both for certain of our restaurants and restaurant support centers worldwide. Rental expense for leased restaurants is presented in our Condensed Consolidated Statements of Income as Company restaurant expenses and rental expense for restaurant support centers is presented as General and administrative expenses. The length of our lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as finance (referred to as “capital” leases prior to the adoption of Topic 842) or operating as well as the timing of recognition of rent expense over the duration of the lease. We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably certain at the commencement of the lease. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements that might be impaired if we choose not to continue the use of the leased property. Our leasing activity for other assets, including equipment, is not significant.

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

The components of lease expense were as follows:	Quarter Ended 6/30/2019	Year to date 6/30/2019
Operating lease cost	$27	$56
Finance lease cost
Amortization of right-of-use assets	1	2
Interest on lease liabilities	—	1
Total finance lease cost	1	3
Sublease income	(16)	(34)

Supplemental cash flow information related to leases was as follows:	Year to date 6/30/2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$53
Operating cash flows from finance leases	1
Financing cash flows from finance leases	2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	29
Finance leases	3

Supplemental balance sheet information related to leases was as follows:

	6/30/2019	Condensed Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$663	Other assets
Finance lease right-of-use assets	34	Property, plant and equipment, net
Total right-of-use assets(a)	$697

Liabilities
Current
Operating	$74	Accounts payable and other current liabilities
Finance	6	Short-term borrowings
Non-current
Operating	653	Other liabilities and deferred credits
Finance	63	Long-term debt
Total lease liabilities(a)	$796

Weighted-average Remaining Lease Term (in years)
Operating leases	12.1
Finance leases	11.9

Weighted-average Discount Rate
Operating leases	5.5%
Finance leases	5.7%

(a)	U.S. operating lease right-of-use assets and liabilities totaled $282 million and $333 million, respectively, as of June 30, 2019 and primarily related to Taco Bell U.S.

Future minimum lease payments as of June 30, 2019, including rental payments for lease renewal options we are reasonably certain to exercise were as follows:

	Commitments
	Finance	Operating
Less than 1 year	$10	$112
1-2 years	9	103
2-3 years	9	94
3-4 years	8	85
4-5 years	7	79
Thereafter	53	548
Total lease payments	96	1,021
Less imputed interest	(27)	(294)
Total lease liabilities	$69	$727

Future minimum lease payments under the non-cancellable term of leases as of December 31, 2018 as required to be disclosed under Legacy GAAP were as follows:

	Commitments
	Capital	Operating
2019	$10	$103
2020	10	89
2021	9	78
2022	8	71
2023	8	61
Thereafter	58	384
Total lease payments	$103	$786

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2019	2018	2019	2018
Net Income	$289	$321	$551	$754

Weighted-average common shares outstanding (for basic calculation)	307	324	307	328
Effect of dilutive share-based employee compensation	7	7	7	8
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	314	331	314	336

Basic EPS	$0.94	$0.99	$1.79	$2.30

Diluted EPS	$0.92	$0.97	$1.75	$2.25
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.3	2.3	1.8	1.8

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 30, 2019 and 2018 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
	2019		2018		2019		2018		2019

November 2017 Authorization	—		14,147		$—		$1,171		$—
August 2018 Authorization	3,018		—		302		—		804
Total	3,018	(a)	14,147	(b)	$302	(a)	$1,171	(b)	$804

(a)
Includes the effect of $2 million in share repurchases (0.02 million shares) with trade dates prior to June 30, 2019, but cash settlement dates subsequent to June 30, 2019 and excludes the effect of $5 million in share repurchases (0.05 million shares) with trade dates on, or prior to, December 31, 2018, but cash settlement dates subsequent to December 31, 2018.

(b)	Includes the effect of $3 million in share repurchases (0.03 million shares) with trade dates prior to June 30, 2018, but cash settlement dates subsequent to June 30, 2018.

Changes in Accumulated other comprehensive loss ("AOCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at March 31, 2019, net of tax	$(215)	$(79)	$(30)	$(324)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(25)	—	(33)	(58)

(Gains) losses reclassified from AOCI, net of tax	—	1	1	2
	(25)	1	(32)	(56)
Balance at June 30, 2019, net of tax	$(240)	$(78)	$(62)	$(380)

Balance at December 31, 2018, net of tax	$(245)	$(82)	$(7)	$(334)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	5	—	(44)	(39)

(Gains) losses reclassified from AOCI, net of tax	—	4	(11)	(7)
	5	4	(55)	(46)
Balance at June 30, 2019, net of tax	$(240)	$(78)	$(62)	$(380)

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

During the quarter and year to date ended June 30, 2019, we sold certain restaurant assets associated with existing franchise restaurants to the franchisee. Additionally, we refranchised 6 restaurants in the first quarter of 2019. Pre-tax proceeds related to these sales totaled $11 million and $25 million for the quarter and year to date ended June 30, 2019, respectively. During the quarter and year to date ended June 30, 2018, we refranchised 51 restaurants and 195 restaurants, respectively, and received $47 million and $252 million, respectively, in pre-tax proceeds.

A summary of Refranchising (gain) loss is as follows:

	Quarter ended		Year to date
	2019	2018	2019	2018
KFC Division	$(4)	$(42)	$(6)	$(99)
Pizza Hut Division	—	13	—	11
Taco Bell Division	—	—	(4)	(97)
Worldwide	$(4)	$(29)	$(10)	$(185)

Pizza Hut U.S. Transformation Agreement

In May 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology and that included a permanent commitment to incremental advertising as well as digital and technology contributions by franchisees (the “Transformation Agreement”). In connection with the Transformation Agreement we anticipate investing approximately $90 million from 2017 to 2019 to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and e-commerce capabilities. As of June 30, 2019, we have invested $82 million since the inception of the agreement.

We have invested $5 million and $13 million in the quarter and year to date ended June 30, 2019, respectively, and $4 million and $11 million in the quarter and year to date ended June 30, 2018, respectively, related to the Transformation Agreement. These amounts primarily consisted of capital investments and franchisee incentive payments that were capitalized. Also included are operating investments of $1 million and $2 million in both the quarters and years to date ended June 30, 2019 and 2018, respectively.

Due to their unique and long-term brand-building nature as well as their non-recurring impact on Pizza Hut’s Division results, the financial impact of operating investments that are part of the Transformation Agreement are not being considered by our CODM when assessing segment performance. As such, these operating investments are not being allocated to the Pizza Hut Division operating segment results for performance reporting purposes.

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

In addition to the investments above, we funded $37.5 million of incremental system advertising from the second half of 2017 through 2018, including $2 million and $5 million we incurred during the quarter and year to date ended June 30, 2018, respectively. These advertising amounts were recorded primarily in Franchise and property expenses and were included in the Pizza Hut Division segment operating results.

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us control of brand marketing execution as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we are investing approximately $130 million from 2015 through 2019 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We invested $1 million and $2 million in the quarters ended June 30, 2019 and 2018, respectively, and $2 million and $3 million in the years to date ended June 30, 2019 and 2018, respectively. We have invested approximately $125 million since the inception of the agreement.

In addition to the investments above, we funded $60 million of incremental system advertising from 2015 through 2018, including $3 million and $5 million incurred during the quarter and year to date ended June 30, 2018, respectively. These advertising amounts were recorded primarily in Franchise and property expenses and were included in the KFC Division segment operating results.

Turkey Acquisition Contingent Consideration

During the quarter ended June 30, 2019 we recorded charges of $8 million and $2 million to Other (income) expense and Interest expense, net, respectively, related to cash payments in excess of our recorded liability to settle contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses.  Consistent with prior adjustments to the recorded contingent consideration, our CODM does not consider this charge when assessing segment performance due to the nature of these costs.  As such, these costs are not being allocated to any of our segment operating results for performance reporting purposes.

Investment in Grubhub, Inc. ("Grubhub")

On February 7, 2018, certain of our subsidiaries entered into a master services agreement with a subsidiary of Grubhub, the leading online and mobile takeout food-ordering company in the U.S., which is intended to provide dedicated support for the KFC and Taco Bell branded online delivery channels in the U.S. through Grubhub’s online ordering platform, logistics and last-mile support for delivery orders, as well as point-of-sale integration to streamline operations. Concurrently with the master services agreement, one of our subsidiaries entered into an investment agreement with Grubhub to invest $200 million in exchange for approximately 2.8 million shares of Grubhub common stock, subject to customary closing conditions. In April 2018, all necessary regulatory approvals were obtained and the purchase of Grubhub shares was consummated. Shares acquired as part of this purchase are restricted from being transferred until the earlier of the two-year anniversary of closing the investment agreement or 30 days following the termination of our master services agreement with Grubhub. In the quarter and year to date ended June 30, 2019 we recognized pre-tax income of $24 million and $4 million, respectively, related to the mark-to-market of these shares, which includes the appreciation in the market price of Grubhub common stock less valuation adjustments related to the transfer restrictions. In the quarter and year to date ended June 30, 2018, we recognized pre-tax income of $25 million and $91 million, respectively, which included the appreciation in the market price of Grubhub common stock since entering into the agreement less valuation adjustments related to the transfer restrictions. The $25 million recognized in the quarter ended June 30, 2018 also included the reversal of the valuation adjustment that was established in the first quarter of 2018 regarding the then likelihood of obtaining the necessary regulatory approvals to close the investment agreement. Changes in the fair value of our investment in Grubhub common stock are presented as Investment (income) expense, net within our Condensed Consolidated Statements of Income.

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

Note 6 - Other (Income) Expense

Other (income) expense primarily includes settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses (See Note 5) and net foreign exchange (gains) losses for the quarter and year to date ended June 30, 2019. For the quarter and year to date ended June 30, 2018, Other (income) expense primarily includes net foreign exchange (gains) losses and store closure and impairment expenses.

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

	6/30/2019	12/31/2018
Accounts and notes receivable, gross	$580	$592
Allowance for doubtful accounts	(45)	(31)
Accounts and notes receivable, net	$535	$561

Property, Plant and Equipment, net

	6/30/2019	12/31/2018
Property, plant and equipment, gross	$2,328	$2,353
Accumulated depreciation and amortization	(1,135)	(1,116)
Property, plant and equipment, net	$1,193	$1,237

Assets held-for-sale totaled $24 million as of both June 30, 2019 and December 31, 2018 and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	6/30/2019	12/31/2018
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$252	$292
Restricted cash included in Prepaid expenses and other current assets(a)	112	151
Restricted cash and restricted cash equivalents included in Other assets(b)	25	31
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$389	$474

(a)
Restricted cash within Prepaid expenses and other current assets reflects Taco Bell Securitization interest reserves and the cash related to advertising cooperatives that we consolidate that can only be used to settle obligations of the respective cooperatives.

(b)	Primarily trust accounts related to our self-insurance program.

Note 8 - Income Taxes

	Quarter ended		Year to date
	2019	2018	2019	2018
Income tax provision	$88	$36	$125	$112
Effective tax rate	23.3%	9.9%	18.5%	12.9%

Our second quarter and year to date effective tax rate was higher than prior year primarily due to the unfavorable impact of lapping a prior year decrease to the provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the unfavorable impact of the global intangible low-taxed income provisions of the Tax Act in the current year, and lapping the favorable impact attributable to prior year refranchising transactions. These items were partially offset by lapping $19 million in expense recorded in the prior year to correct an error associated with the tax recorded on a prior year divestiture.

Note 9 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 6/30/2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$18	$5	$212	$235
Franchise revenues	41	67	140	248
Property revenues	5	1	11	17
Franchise contributions for advertising and other services	3	78	109	190

China
Franchise revenues	52	15	—	67

Other
Company sales	117	6	1	124
Franchise revenues	218	60	7	285
Property revenues	16	—	—	16
Franchise contributions for advertising and other services	114	14	—	128
	$584	$246	$480	$1,310

	Quarter ended 6/30/2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$16	$11	$252	$279
Franchise revenues	40	63	123	226
Property revenues	5	1	6	12
Franchise contributions for advertising and other services	2	60	97	159

China
Franchise revenues	49	15	—	64

Other
Company sales	225	7	1	233
Franchise revenues	198	61	5	264
Property revenues	18	—	—	18
Franchise contributions for advertising and other services	98	15	—	113
	$651	$233	$484	$1,368

	Year to date ended 6/30/2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$34	$10	$408	$452
Franchise revenues	79	134	268	481
Property revenues	11	3	21	35
Franchise contributions for advertising and other services	5	152	213	370

China
Franchise revenues	108	30	—	138

Other
Company sales	226	12	2	240
Franchise revenues	423	120	13	556
Property revenues	34	1	—	35
Franchise contributions for advertising and other services	230	27	—	257
	$1,150	$489	925	$2,564

	Year to date ended 6/30/2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$33	$25	$494	552
Franchise revenues	78	132	240	450
Property revenues	11	2	11	24
Franchise contributions for advertising and other services	4	125	188	317

China
Franchise revenues	103	31	—	134

Other
Company sales	453	17	2	472
Franchise revenues	388	123	11	522
Property revenues	37	1	—	38
Franchise contributions for advertising and other services	202	28	—	230
	$1,309	$484	$946	$2,739

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2019 is presented below.

Deferred Franchise Fees
Balance at December 31, 2018	$414
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(33)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	38
Balance at June 30, 2019	$419

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$61
1 - 2 years	57
2 - 3 years	52
3 - 4 years	48
4 - 5 years	43
Thereafter	158
Total	$419

Note 10 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2019	2018	2019	2018
KFC Division	$584	$651	$1,150	$1,309
Pizza Hut Division	246	233	489	484
Taco Bell Division	480	484	925	946
	$1,310	$1,368	$2,564	$2,739

	Quarter ended		Year to date
Operating Profit	2019	2018	2019	2018
KFC Division	$261	$235	$497	$456
Pizza Hut Division	96	81	193	169
Taco Bell Division	159	149	297	281
Corporate and unallocated G&A expenses	(38)	(40)	(81)	(84)
Unallocated Company restaurant expenses	—	1	—	1
Unallocated Franchise and property expenses(a)	(2)	(1)	(3)	(2)
Unallocated Refranchising gain (loss) (See Note 5)	4	29	10	185
Unallocated Other income (expense)(b)	(9)	(5)	(9)	(4)
Operating Profit	$471	$449	$904	$1,002
Investment income (expense), net (See Note 5)	25	23	9	89
Other pension income (expense) (See Note 11)	—	(3)	(3)	(6)
Interest expense, net	(119)	(112)	(234)	(219)
Income before income taxes	$377	$357	$676	$866

(a)	Represents costs associated with the KFC U.S. Acceleration Agreement and Pizza Hut U.S. Transformation Agreement. See Note 5.

(b)	Includes settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses. See Note 5.

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended		Year to date
	2019	2018	2019	2018
Service cost	$1	$2	$3	$4
Interest cost	10	9	20	18
Expected return on plan assets	(11)	(11)	(22)	(21)
Amortization of net loss	1	3	1	7
Amortization of prior service cost	1	2	2	3
Net periodic benefit cost	$2	$5	$4	$11

Additional loss recognized due to settlements(a)	$—	$—	$2	$—

(a)	Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. These losses were recorded in Other pension (income) expense.

Note 12 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/30/2019	12/31/2018
Current maturities of long-term debt	$331	$331
Other	4	—
	335	331
Less current portion of debt issuance costs and discounts	(10)	(10)
Short-term borrowings	$325	$321

Long-term Debt
Securitization Notes	$2,913	$2,928
Subsidiary Senior Unsecured Notes	2,850	2,850
Revolving Facility	157	—
Term Loan A Facility	475	488
Term Loan B Facility	1,945	1,955
YUM Senior Unsecured Notes	1,875	1,875
Finance lease obligations	69	71
	$10,284	$10,167
Less debt issuance costs and discounts	(84)	(85)
Less current maturities of long-term debt	(331)	(331)
Long-term debt	$9,869	$9,751

Details of our short-term borrowings and long-term debt as of December 31, 2018 can be found within our 2018 Form 10-K. Cash paid for interest during the years to date ended June 30, 2019 and 2018 was $253 million and $236 million, respectively.

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. At both June 30, 2019 and December 31, 2018, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of June 30, 2019 or December 31, 2018.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through June 30, 2019, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through June 30, 2019, all foreign currency forward and swap contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of both June 30, 2019 and December 31, 2018, foreign currency forward and swap contracts outstanding related to intercompany receivables and payables had total notional amounts of $456 million. As of June 30, 2019 these foreign currency forward and swap contracts have durations that expire in 2019 or 2020.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2019, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2019	2018	2019	2018	2019	2018	2019	2018

Interest rate swaps	$(43)	$(2)	$(5)	$(2)	$(70)	$16	$(10)	$(3)

Foreign currency contracts	(1)	27	6	(24)	10	11	(4)	(12)

Income tax benefit/(expense)	11	(1)	—	2	16	(5)	3	2

As of June 30, 2019, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $6 million, based on current LIBOR interest rates.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 - Fair Value Disclosures

As of June 30, 2019, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	6/30/2019		12/31/2018
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,913	$3,048	$2,928	$2,967
Subsidiary Senior Unsecured Notes(b)	2,850	2,972	2,850	2,733
Term Loan A Facility(b)	475	474	488	479
Term Loan B Facility(b)	1,945	1,946	1,955	1,915
YUM Senior Unsecured Notes(b)	1,875	1,899	1,875	1,798

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	6/30/2019	12/31/2018
Assets
Interest Rate Swaps	Prepaid expenses and other current assets	2	$10	$21
Foreign Currency Contracts	Prepaid expenses and other current assets	2	—	5
Interest Rate Swaps	Other assets	2	6	29
Investment in Grubhub Common Stock	Other assets	1	218	214
Other Investments	Other assets	1	32	27

Liabilities
Foreign Currency Contracts	Accounts payable and other current liabilities	2	9	—
Interest Rate Swaps	Other liabilities and deferred credits	2	69	23
Foreign Currency Contracts	Other liabilities and deferred credits	2	—	24

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of the investment in Grubhub common stock was determined primarily based on closing market prices for the shares. The other investments include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities. The other investments' fair value is determined based on the closing market prices of the respective mutual funds as of June 30, 2019 and December 31, 2018.

Note 15 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 30, 2019, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $500 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 30, 2019, was approximately $400 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of June 30, 2019 was not material.

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

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•
Same-store sales growth is the estimated percentage change in sales of all restaurants that have been open and in the YUM system for one year or more. In 2019 we are also including in our prior year base the sales of stores that were added as a result of the Telepizza strategic alliance and that have been open for one year or more. See description of the Telepizza strategic alliance within this MD&A.

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

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"), the Company provides the following non-GAAP measurements:

•
System sales and System sales excluding the impacts of foreign currency translation ("FX"). System sales include the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants. Sales at franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Franchise restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net unit growth.

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

For the quarter ended June 30, 2019, GAAP diluted EPS decreased 5% to $0.92 per share, and diluted EPS, excluding Special Items, increased 15% to $0.93 per share. Special Items negatively impacted GAAP diluted EPS comparisons, adding $0.15 per share in the quarter ended June 30, 2018 as opposed to a negative impact of $0.01 per share in the quarter ended June 30, 2019. The change in fair value of our investment in Grubhub Inc. ("Grubhub") added $0.06 per share in diluted EPS for both the quarters ended June 30, 2019 and 2018.

For the year to date ended June 30, 2019 , GAAP diluted EPS decreased 22% to $1.75 per share, and diluted EPS, excluding Special Items, increased 2% to $1.76 per share. Both EPS comparisons were negatively impacted by the year-over-year impact of changes in the fair value of our investment in Grubhub, which added $0.22 per share in the year to date ended June 30, 2018 as opposed to $0.01 per share in the year to date ended June 30, 2019. The GAAP diluted EPS comparison was also negatively impacted by Special Items which added $0.54 per share in the year to date ended June 30, 2018 as opposed to a negative impact of $0.01 per share in the year to date ended June 30, 2019.

Quarterly Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+10	+6	+6	+11	+17
Pizza Hut Division	+10	+2	+10	+18	+21
Taco Bell Division	+10	+7	+3	+7	+7
Worldwide	+10	+5	+7	+5	+18

Year to date Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+10	+5	+6	+9	+16
Pizza Hut Division	+8	+1	+10	+14	+18
Taco Bell Division	+8	+6	+3	+6	+6
Worldwide	+9	+4	+7	(10)	+15

Additionally:

•
Adjusting the prior year base to include units added as a result of our fourth quarter 2018 strategic alliance with Telepizza, system sales growth excluding foreign currency translation would have been 9% and 8% Worldwide and 4% and 3% for the Pizza Hut Division for the quarter and year to date, respectively.

•
We opened 312 and 622 net new units for the quarter and year to date, respectively. On a year-over-year basis, which takes into account the strategic alliance with Telepizza in the fourth quarter of 2018, net new unit growth was 7%.

•
During the quarter, we repurchased 1.9 million shares totaling $196 million at an average price of $104. During the year to date, we repurchased 3.0 million shares totaling $302 million at an average price of $100.

•	Foreign currency translation impacted Divisional Operating Profit unfavorably for the quarter and year to date by $17 million and $36 million, respectively.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2019	2018	% B/(W)		2019	2018	% B/(W)
Company sales	$359	$512	(30)		$692	$1,024	(32)
Franchise and property revenues	633	584	8		1,245	1,168	7
Franchise contributions for advertising and other services	318	272	17		627	547	15
Total revenues	$1,310	$1,368	(4)		$2,564	$2,739	(6)

Restaurant profit	$73	$91	(21)		$134	$165	(19)
Restaurant margin %	20.0%	17.8%	2.2	ppts.	19.2%	16.1%	3.1	ppts.

G&A expenses	$198	$208	5		$409	$427	4
Franchise and property expenses	38	40	9		81	87	8
Franchise advertising and other services expense	315	274	(15)		616	546	(13)
Refranchising (gain) loss	(4)	(29)	(85)		(10)	(185)	(95)
Other (income) expense	6	5	NM		6	3	NM
Operating Profit	$471	$449	5		$904	$1,002	(10)

Investment (income) expense, net	$(25)	$(23)	11		$(9)	$(89)	(89)
Other pension (income) expense	—	3	71		3	6	41
Interest expense, net	119	112	(5)		234	219	(7)
Income tax provision	88	36	NM		125	112	(12)
Net Income	$289	$321	(10)		$551	$754	(27)

Diluted EPS(a)	$0.92	$0.97	(5)		$1.75	$2.25	(22)
Effective tax rate	23.3%	9.9%	(13.4)	ppts.	18.5%	12.9%	(5.6)	ppts.

(a)	See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	6/30/2019	6/30/2018	% Increase (Decrease)
Franchise	47,910	44,264	8
Company-owned	859	1,302	(34)
	48,769	45,566	7	(a)

(a)    Includes units added as a result of our fourth quarter 2018 strategic alliance with Telepizza.

	Quarter ended		Year to date
	2019	2018	2019	2018
Same-store Sales Growth %	5	1	4	1

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2019	2018	2019	2018
System Sales Growth %, reported(a)	7	7	5	8
System Sales Growth %, excluding FX(a)	10	4	9	4
Core Operating Profit Growth (Decline) %	18	(6)	15	(3)
Diluted EPS Growth %, excluding Special Items	15	20	2	29
Effective Tax Rate excluding Special Items	23.7%	17.4%	18.7%	15.8%

(a)	Adjusting the prior year base to include Telepizza, System Sales Growth in 2019 would have been 5% and 4% on a reported basis and 9% and 8% excluding FX for the quarter and year to date, respectively.

	Quarter ended		Year to date
Detail of Special Items	2019	2018	2019	2018
Refranchising gain (loss) (See Note 5)	$4	$29	$10	$185
Other Special Items Expense(a)	(9)	—	(11)	(3)
Special Items Income (Expense) - Operating Profit	(5)	29	(1)	182
Interest expense, net(a)	(2)	—	(2)	—
Special Items Income (Expense) before Income Taxes	(7)	29	(3)	182
Tax Benefit (Expense) on Special Items(b)	3	(18)	2	(37)
Tax Benefit (Expense) - U.S. Tax Act(c)	—	40	—	34
Special Items Income (Expense), net of tax	$(4)	$51	$(1)	$179
Average diluted shares outstanding	314	331	314	336
Special Items diluted EPS	$(0.01)	$0.15	$(0.01)	$0.54

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$471	$449	$904	$1,002
Special Items Income	(5)	29	(1)	182
Foreign Currency Impact on Divisional Operating Profit(d)	(17)	N/A	(36)	N/A
Core Operating Profit	$493	$420	$941	$820

KFC Division
GAAP Operating Profit	$261	$235	$497	$456
Foreign Currency Impact on Divisional Operating Profit(d)	(14)	N/A	(30)	N/A
Core Operating Profit	$275	$235	$527	$456

Pizza Hut Division
GAAP Operating Profit	$96	$81	$193	$169
Foreign Currency Impact on Divisional Operating Profit(d)	(3)	N/A	(6)	N/A
Core Operating Profit	$99	$81	$199	$169

Taco Bell Division
GAAP Operating Profit	$159	$149	$297	$281
Foreign Currency Impact on Divisional Operating Profit(d)	—	N/A	—	N/A
Core Operating Profit	$159	$149	$297	$281

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$0.92	$0.97	$1.75	$2.25
Special Items Diluted EPS	(0.01)	0.15	(0.01)	0.54
Diluted EPS excluding Special Items	$0.93	$0.82	$1.76	$1.71

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	23.3%	9.9%	18.5%	12.9%
Impact on Tax Rate as a result of Special Items(b)(c)	(0.4)%	(7.5)%	(0.2)%	(2.9)%
Effective Tax Rate excluding Special Items	23.7%	17.4%	18.7%	15.8%

Reconciliation of GAAP Company sales to System sales

Consolidated
GAAP Company sales(e)	$359	$512	$692	$1,024
Franchise sales	12,114	11,177	23,965	22,373
System sales	12,473	11,689	24,657	23,397
Foreign Currency Impact on System sales(f)	(410)	N/A	(901)	N/A
System sales, excluding FX	$12,883	$11,689	$25,558	$23,397

KFC Division
GAAP Company sales(e)	$135	$241	$260	$486
Franchise sales	6,513	6,065	12,935	12,149
System sales	6,648	6,306	13,195	12,635
Foreign Currency Impact on System sales(f)	(317)	N/A	(700)	N/A
System sales, excluding FX	$6,965	$6,306	$13,895	$12,635

Pizza Hut Division
GAAP Company sales(e)	$11	$18	$22	$42
Franchise sales	3,087	2,876	6,207	5,884
System sales	3,098	2,894	6,229	5,926
Foreign Currency Impact on System sales(f)	(89)	N/A	(192)	N/A
System sales, excluding FX	$3,187	$2,894	$6,421	$5,926

Taco Bell Division
GAAP Company sales(e)	$213	$253	$410	$496
Franchise sales	2,514	2,236	4,823	4,340
System sales	2,727	2,489	5,233	4,836
Foreign Currency Impact on System sales(f)	(4)	N/A	(9)	N/A
System sales, excluding FX	$2,731	$2,489	$5,242	$4,836

(a)
During the quarter ended June 30, 2019 we recorded charges of $8 million and $2 million to Other (income) expense and Interest expense, net, respectively, related to cash payments in excess of our recorded liability to settle contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses. Consistent with prior adjustments to the recorded contingent consideration we have reflected this as a Special Item.

(b)
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

(c)
During the quarter and year to date ended June 30, 2018, we recorded $32 million and $16 million decreases, respectively, related to our provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 ("Tax Act") that was reported as a Special Item. We also recorded Special Items tax benefits of $8 million and $18 million in the quarter and year to date ended June 30, 2018, respectively, related to 2018 U.S. foreign tax credits that became realizable directly as a result of the impact of deemed repatriation tax expense associated with the Tax Act.

(d)
The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented.  When determining applicable Core Operating Profit growth percentages, the Core Operating Profit for the current year should be compared to the prior year GAAP Operating Profit adjusted only for any prior year Special Items Income (Expense).

(e)	Company sales represents sales from our Company-operated stores as presented on our Condensed Consolidated Statements of Income.

(f)
The foreign currency impact on System sales is presented in relation only to the immediately preceding year presented. When determining applicable System sales growth percentages, the System sales excluding FX for the current year should be compared to the prior year System sales.

Items Impacting Current Quarter and Expected to Impact Future Results

Investment in Grubhub

For the quarters ended June 30, 2019 and 2018 we recognized pre-tax income of $24 million and $25 million, respectively, related to changes in fair value in our investment in Grubhub. For the years to date ended June 30, 2019 and 2018 we recognized pre-tax income of $4 million and $91 million, respectively, related to changes in fair value in our investment in Grubhub. See Note 5 for further discussion of our investment in Grubhub.

Telepizza Strategic Alliance

On December 30, 2018, the Company consummated a strategic alliance with Telepizza Group S.A. (“Telepizza”), the largest non U.S.-based pizza delivery company in the world, to be the master franchisee of Pizza Hut in Latin America and portions of Europe. The key terms of the alliance are set forth below:

•	In Spain and Portugal, Telepizza will continue operating the Telepizza brand and will oversee franchisees operating Pizza Hut branded restaurants

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

Upon formation of the alliance we added 1,305 Telepizza units to our Pizza Hut Division unit count. In total, approximately 2,300 Pizza Hut and Telepizza units are subject to the master franchise agreement as of June 30, 2019.

Based upon our ongoing and active maintenance of the Pizza Hut intellectual property as well as Telepizza’s active involvement in supply chain management and their role as a master franchisee, both parties are exposed to significant risks and rewards depending on the commercial success of the alliance. As a result, the alliance has been identified as a collaborative arrangement and upon consummation of the alliance no amounts were recorded in our Consolidated Financial Statements (other than insignificant success fees that were paid to third-party advisors). Subsequent to consummation of the deal, for all Pizza Hut restaurants that are part of the alliance, we are receiving a continuing fee of 3.5% of restaurant sales. Likewise, for most Telepizza restaurants that are part of the alliance we are receiving an alliance fee of 3.5% of restaurant sales. These fees are being recorded as Franchise and property revenues within our Condensed Consolidated Statements of Income when the related sales occur, consistent with our recognition of continuing fees for all other restaurants subject to our franchise agreements. These fees are reduced by a sales-based credit that decreases over time and, potentially, certain incentive payments if development or conversion targets are met. Previously, the existing Pizza Hut restaurants that are now subject to the master franchise agreement with Telepizza generally paid a continuing fee of 6% of restaurant sales consistent with our standard International franchise agreement terms. The impact to Operating Profit for the quarter and year to date ended June 30, 2019 as a result of the strategic alliance was not significant. System Sales growth excluding foreign currency for the quarter ended June 30, 2019 was approximately 1 percentage point higher Worldwide and approximately 6 percentage points higher for the Pizza Hut Division as a result of the Telepizza strategic alliance. System Sales growth excluding foreign currency for the year to date ended June 30, 2019 was approximately 1 percentage point higher Worldwide and approximately 5 percentage points higher for the Pizza Hut Division as a result of the Telepizza strategic alliance. Additionally, net new unit growth for the quarter ended June 30, 2019 was approximately 3 percentage points higher Worldwide and approximately 8 percentage points higher for the Pizza Hut Division as a result of the strategic alliance.

KFC United Kingdom ("UK") Supply Availability Issues

On February 14, 2018, we and our franchisees transitioned to a new distributor for the products supplied to our approximately 900 KFCs in the United Kingdom and Ireland (those restaurants accounted for approximately 3% of YUM’s global system sales in the year ended December 31, 2018).  In connection with this transition, certain of the restaurants experienced supply availability issues which resulted in store closures or stores operating under a limited menu. Beginning mid-May 2018, all restaurants opened for business, offering their full menus, with advertising beginning at the end of May.  For the second quarter of 2018, we estimated that Core Operating Profit growth was negatively impacted by 3 percentage points for our KFC Division and 1 percentage point for YUM as a result of these issues. For the year to date ended June 30, 2018 we estimated that Core Operating Profit was negatively impacted by 4 percentage points for our KFC Division and 2 percentage points for YUM as a result of these issues. We estimated KFC Division's same-store sales growth would have been 3% and YUM's same-store sales growth would have been 2% in the second quarter of 2018 for both the quarter and year to date absent the supply disruption. On a full-year basis in 2018, we estimated the negative impact to Core Operating Profit growth was 2 percentage points for KFC Division and 1 percentage point for YUM, respectively, and the negative impact to same-store sales growth was 50 basis points for KFC Division and 25 basis points for YUM, respectively.

KFC Division

The KFC Division has 23,118 units, 82% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of June 30, 2019.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2019	2018	Reported		Ex FX		2019	2018	Reported		Ex FX
System Sales	$6,648	$6,306	5		10		$13,195	$12,635	4		10
Same-Store Sales Growth %	6	2	N/A		N/A		5	2	N/A		N/A

Company sales	$135	$241	(44)		(41)		$260	$486	(47)		(42)
Franchise and property revenues	332	310	7		12		655	617	6		12
Franchise contributions for advertising and other services	117	100	18		26		235	206	14		23
Total revenues	$584	$651	(10)		(5)		$1,150	$1,309	(12)		(6)

Restaurant profit	$22	$31	(29)		(25)		$39	$56	(30)		(25)
Restaurant margin %	15.8%	12.5%	3.3	ppts.	3.3	ppts.	15.0%	11.5%	3.5	ppts.	3.5	ppts.

G&A expenses	$75	$81	6		3		$153	$166	7		4
Franchise and property expenses	19	25	25		20		47	54	13		7
Franchise advertising and other services expense	116	101	(15)		(23)		232	205	(13)		(21)
Operating Profit	$261	$235	11		17		$497	$456	9		16

			% Increase (Decrease)
Unit Count	6/30/2019	6/30/2018
Franchise	22,789	21,235	7
Company-owned	329	603	(45)
Total	23,118	21,838	6

Company sales and Restaurant margin percentage

The quarterly and year to date decreases in Company sales, excluding the impact of foreign currency translation, were driven by refranchising offset by company same-store sales growth of 9%, including lapping the prior year impact of supply interruptions in our KFC UK business.

The quarterly and year to date increases in Restaurant margin percentage were driven by same-store sales growth, including lapping the prior year impact of supply interruptions in our KFC UK business, and refranchising.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impact of foreign currency translation, were driven by international net new unit growth, franchise same-store sales growth of 5%, including the impact of lapping the prior year impact of supply interruptions in our KFC UK business, and refranchising.

G&A

The quarterly and year to date decreases in G&A expenses, excluding the impact of foreign currency translation, were driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth, net new unit growth and lapping the prior year impact of supply interruptions in our KFC UK business, partially offset by refranchising.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by net new unit growth, same-store sales growth and lapping the prior year impact of supply interruptions in our KFC UK business, partially offset by refranchising.

Pizza Hut Division

The Pizza Hut Division has 18,515 units, 60% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of June 30, 2019.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2019	2018	Reported		Ex FX		2019	2018	Reported		Ex FX

System Sales	$3,098	$2,894	7		10		$6,229	$5,926	5		8
Same-Store Sales Growth (Decline) %	2	(1)	N/A		N/A		1	Even	N/A		N/A

Company sales	$11	$18	(38)		(36)		$22	$42	(47)		(46)
Franchise and property revenues	143	140	3		5		288	289	—		2
Franchise contributions for advertising and other services	92	75	21		22		179	153	17		17
Total revenues	$246	$233	6		7		$489	$484	1		3

Restaurant profit	$1	$(1)	NM		NM		$1	$(1)	NM		NM
Restaurant margin %	1.6%	(2.4)%	4.0	ppts.	3.9	ppts.	2.7%	(1.0)%	3.7	ppts.	3.6	ppts.

G&A expenses	$44	$46	6		5		$91	$96	6		4
Franchise and property expenses	9	8	—		(2)		14	19	30		28
Franchise advertising and other services expense	89	77	(16)		(16)		172	155	(11)		(12)
Operating Profit	$96	$81	18		21		$193	$169	14		18

			% Increase (Decrease)
Unit Count	6/30/2019	6/30/2018
Franchise	18,459	16,730	10
Company-owned	56	93	(40)
	18,515	16,823	10

Company sales

The quarterly and year to date decreases in Company sales, excluding the impacts of foreign currency translation, were driven by refranchising.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impact of foreign currency translation, was driven by franchise same-store sales growth of 2% and net new unit growth.

The year to date increase in Franchise and property revenues, excluding the impact of foreign currency translation, was driven by net new unit growth and franchise same-store sales growth of 1%.

G&A

The quarterly and year to date decreases in G&A, excluding the impacts of foreign currency translation, were driven by the positive impacts of YUM’s Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by profits generated from our ownership of QuikOrder, LLC ("QuikOrder"), same-store sales growth, net new unit growth, lower G&A, and lapping advertising costs in the prior year associated with the Pizza Hut Transformation Agreement (See Note 5), partially offset by higher provisions for past due receivables.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by profits generated from our ownership of QuikOrder, net new unit growth, lapping advertising costs in the prior year associated with the Pizza Hut Transformation Agreement (See Note 5), lower G&A, and same-store sales growth, partially offset by higher provisions for past due receivables.

We acquired QuikOrder in December 2018, which has been a provider of online ordering software and services to the Company and franchise restaurants of our Pizza Hut U.S. business for nearly two decades.

Taco Bell Division

The Taco Bell Division has 7,136 units, the vast majority of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of June 30, 2019.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2019	2018	Reported		Ex FX		2019	2018	Reported		Ex FX

System Sales	$2,727	$2,489	10		10		$5,233	$4,836	8		8
Same-Store Sales Growth %	7	2	N/A		N/A		6	1	N/A		N/A

Company sales	$213	$253	(16)		(16)		$410	$496	(17)		(17)
Franchise and property revenues	158	134	18		18		302	262	15		15
Franchise contributions for advertising and other services	109	97	13		13		213	188	14		14
Total revenues	$480	$484	(1)		(1)		$925	$946	(2)		(2)

Restaurant profit	$50	$60	(18)		(18)		$94	$109	(14)		(14)
Restaurant margin %	23.6%	24.1%	(0.5)	ppts.	(0.5)	ppts.	22.8%	21.9%	0.9	ppts.	0.9	ppts.

G&A expenses	$41	$41	—		—		$84	$81	(4)		(4)
Franchise and property expenses	8	6	(30)		(30)		17	12	(41)		(41)
Franchise advertising and other services expense	110	96	(14)		(14)		212	186	(14)		(14)
Operating Profit	$159	$149	7		7		$297	$281	6		6

			% Increase (Decrease)
Unit Count	6/30/2019	6/30/2018
Franchise	6,662	6,299	6
Company-owned	474	606	(22)
	7,136	6,905	3

Company sales and Restaurant margin percentage

The quarterly and year to date decreases in Company sales were driven by refranchising, partially offset by company same-store sales growth of 5% and net new unit growth.

The quarterly decrease in restaurant margin percentage was driven by higher labor and other operating costs, partially offset by same-store sales growth.

The year to date increase in restaurant margin percentage was driven by same-store sales growth, partially offset by higher labor and other operating costs.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 7% and 6%, respectively, refranchising, and net new unit growth.

G&A

G&A for the quarter was flat with prior year as the impact of cost inflation was offset by the positive impacts of YUM's Strategic Transformation Initiatives.

The year to date increase in G&A was driven by the unfavorable impact of lapping prior year forfeitures related to share based compensation awards.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and net new unit growth, partially offset by refranchising and higher restaurant operating costs.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and net new unit growth, partially offset by refranchising, higher restaurant operating costs and higher G&A.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2019	2018	% B/(W)		2019	2018	% B/(W)
Corporate and unallocated G&A	$(38)	$(40)	3		$(81)	$(84)	3
Unallocated Company restaurant expenses	—	1	NM		—	1	NM
Unallocated Franchise and property expenses	(2)	(1)	(30)		(3)	(2)	(30)
Refranchising gain (loss) (See Note 5)	4	29	(85)		10	185	(95)
Unallocated Other income (expense)	(9)	(5)	NM		(9)	(4)	NM
Investment income (expense), net (See Note 5)	25	23	11		9	89	(89)
Other pension income (expense) (See Note 11)	—	(3)	71		(3)	(6)	41
Interest expense, net	(119)	(112)	(5)		(234)	(219)	(7)
Income tax provision (See Note 8)	(88)	(36)	NM		(125)	(112)	(12)
Effective tax rate (See Note 8)	23.3%	9.9%	(13.4)	ppts.	18.5%	12.9%	(5.6)	ppts.

Corporate and unallocated G&A

The decreases in Corporate G&A expenses for the quarter and year to date were driven by current year G&A reductions due to the impact of YUM’s Strategic Transformation Initiatives.

Unallocated Franchise and property expenses

Unallocated Franchise and property expenses reflect charges related to the Pizza Hut U.S. Transformation Agreement and/or the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Other income (expense)

Unallocated Other income (expense) primarily includes settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses. See Note 5.

Interest expense, net

The quarterly and year to date increases in Interest expense, net were driven by increased outstanding borrowings.

Consolidated Cash Flows

Net cash provided by operating activities was $461 million in 2019 versus $381 million in 2018. The increase was largely driven by an increase in Operating profit before Special Items, a decrease in income tax payments, and lower compensation payments, partially offset by an increase in interest payments.

Net cash used in investing activities was $52 million in 2019 versus $42 million in 2018. The change was primarily driven by lower refranchising proceeds in the current year, partially offset by the lapping of our prior year investment in Grubhub common stock.

Net cash used in financing activities was $492 million in 2019 versus $1,579 million in 2018. The decrease was primarily driven by lower share repurchases and lower net debt repayments in the current year.

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

From 2017 through the second quarter of 2019, we returned a cumulative $5.7 billion to shareholders through share repurchases and cash dividends towards our commitment to return between $6.5 and $7.0 billion from 2017 to 2019.  We are funding these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our five times EBITDA leverage.  We generated total gross refranchising proceeds of $2.8 billion in connection with our initiative to increase franchise ownership to 98%, which we achieved in December 2018.

Our primary sources of liquidity are cash on hand, cash generated by operations and our revolving facilities. We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows have historically been in excess of $1 billion. Decreases in operating cash flows from the operation of fewer Company-owned stores due to refranchising have been offset, and are expected to continue to be offset, with savings generated from decreased capital investment and G&A required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain a $1 billion Revolving Facility under our existing Credit Agreement. As of June 30, 2019, there was approximately $157 million of outstanding borrowings under the Revolving Facility.

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

Debt Instruments

As of June 30, 2019, our Long-term debt is comprised primarily of borrowings under our Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes, YUM Senior Unsecured Notes and Revolving Facility. See Note 12 for additional details. The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases, as of June 30, 2019.

	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2037	2043	Total
Securitization Notes	$15	$29	$29	$29	$1,281	$16	$16	$921	$6	$571			$2,913
Credit Agreement	22	51	76	395	20	20	1,836						2,420
Subsidiary Senior Unsecured Notes						1,050		1,050	750				2,850
YUM Senior Unsecured Notes	250	350	350		325						325	275	1,875
Revolving Facility				157									157
Total	$287	$430	$455	$581	$1,626	$1,086	$1,852	$1,971	$756	$571	$325	$275	$10,215

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 30, 2019 to the disclosures made in Item 7A of the Company’s 2018 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2019.

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
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of June 30, 2019, the related condensed consolidated statements of income, comprehensive income and shareholders’ deficit for the quarter and year-to-date periods ended June 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the year-to-date periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
August 8, 2019

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2019 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
4/1/19-4/30/19	116	$100.79	116	$988

5/1/19-5/31/19	1,170	$101.10	1,170	$870

6/1/19-6/30/19	605	$108.82	605	$804
Total	1,891	$103.55	1,891	$804

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

	10.28†	Offer Letter dated June 19, 2019, between the Company and Christopher Turner

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Indicates a compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	August 8, 2019	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)