Form 10-Q
period 2019-09-30
YUM BRANDS INC
filed 2019-11-05
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s Common Stock as of October 29, 2019 was 302,462,172 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Company sales	$364	$499	$1,056	$1,523
Franchise and property revenues	645	605	1,890	1,773
Franchise contributions for advertising and other services	330	287	957	834
Total revenues	1,339	1,391	3,903	4,130
Costs and Expenses, Net
Company restaurant expenses	292	399	850	1,258
General and administrative expenses	208	204	617	631
Franchise and property expenses	43	40	124	127
Franchise advertising and other services expense	325	288	941	834
Refranchising (gain) loss	(8)	(100)	(18)	(285)
Other (income) expense	(1)	7	5	10
Total costs and expenses, net	859	838	2,519	2,575
Operating Profit	480	553	1,384	1,555
Investment (income) expense, net	59	(96)	50	(185)
Other pension (income) expense	1	4	4	10
Interest expense, net	120	111	354	330
Income before income taxes	300	534	976	1,400
Income tax provision	45	80	170	192
Net Income	$255	$454	$806	$1,208

Basic Earnings Per Common Share	$0.83	$1.43	$2.63	$3.72

Diluted Earnings Per Common Share	$0.81	$1.40	$2.57	$3.64

Dividends Declared Per Common Share	$0.42	$0.36	$1.26	$1.08

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Net Income	$255	$454	$806	$1,208
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(42)	(47)	(37)	(77)
Reclassification of adjustments and (gains) losses into Net Income	—	(4)	—	(4)
	(42)	(51)	(37)	(81)
Tax (expense) benefit	5	5	5	5
	(37)	(46)	(32)	(76)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	1	—	1
Reclassification of (gains) losses into Net Income	3	5	8	16
	3	6	8	17
Tax (expense) benefit	(1)	(1)	(2)	(4)
	2	5	6	13
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(5)	16	(65)	43
Reclassification of (gains) losses into Net Income	(12)	(8)	(26)	(23)
	(17)	8	(91)	20
Tax (expense) benefit	4	(2)	23	(5)
	(13)	6	(68)	15

Other comprehensive income (loss), net of tax	(48)	(35)	(94)	(48)
Comprehensive Income	$207	$419	$712	$1,160

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/30/2019	9/30/2018
Cash Flows – Operating Activities
Net Income	$806	$1,208
Depreciation and amortization	84	103
Refranchising (gain) loss	(18)	(285)
Investment (income) expense, net	50	(185)
Contributions to defined benefit pension plans	(13)	(9)
Deferred income taxes	(10)	32
Share-based compensation expense	45	36
Changes in accounts and notes receivable	(4)	(35)
Changes in prepaid expenses and other current assets	(9)	10
Changes in accounts payable and other current liabilities	(96)	(81)
Changes in income taxes payable	(64)	(47)
Other, net	112	49
Net Cash Provided by Operating Activities	883	796

Cash Flows – Investing Activities
Capital spending	(109)	(147)
Investment in Grubhub Inc. common stock	—	(200)
Proceeds from refranchising of restaurants	55	445
Other, net	—	(9)
Net Cash Provided by (Used in) Investing Activities	(54)	89

Cash Flows – Financing Activities
Proceeds from long-term debt	800	106
Repayments of long-term debt	(311)	(462)
Revolving credit facilities, three months or less, net	—	273
Short-term borrowings by original maturity
More than three months - proceeds	80	59
More than three months - payments	(70)	(59)
Three months or less, net	—	—
Repurchase shares of Common Stock	(472)	(1,684)
Dividends paid on Common Stock	(385)	(349)
Debt issuance costs	(9)	—
Other, net	(73)	(45)
Net Cash Used in Financing Activities	(440)	(2,161)
Effect of Exchange Rates on Cash and Cash Equivalents	(27)	(55)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	362	(1,331)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	474	1,668
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$836	$337

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 9/30/2019	12/31/2018
ASSETS
Current Assets
Cash and cash equivalents	$691	$292
Accounts and notes receivable, net	527	561
Prepaid expenses and other current assets	330	354
Total Current Assets	1,548	1,207

Property, plant and equipment, net	1,151	1,237
Goodwill	521	525
Intangible assets, net	243	242
Other assets	1,316	724
Deferred income taxes	224	195
Total Assets	$5,003	$4,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$870	$911
Income taxes payable	33	69
Short-term borrowings	84	321
Total Current Liabilities	987	1,301

Long-term debt	10,491	9,751
Other liabilities and deferred credits	1,622	1,004
Total Liabilities	13,100	12,056

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 303 shares issued in 2019 and 306 issued in 2018	—	—
Accumulated deficit	(7,669)	(7,592)
Accumulated other comprehensive loss	(428)	(334)
Total Shareholders’ Deficit	(8,097)	(7,926)
Total Liabilities and Shareholders’ Deficit	$5,003	$4,130

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended September 30, 2019 and 2018
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at June 30, 2019	304	$—	$(7,614)	$(380)	$(7,994)
Net Income			255		255
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $5 million)				(37)	(37)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				2	2
Net loss on derivative instruments (net of tax impact of $4 million)				(13)	(13)
Comprehensive Income					207
Dividends declared			(130)		(130)
Repurchase of shares of Common Stock	(2)	—	(174)		(174)
Employee share-based award exercises	1	(15)	(5)		(20)
Share-based compensation events		15	(1)		14
Balance at September 30, 2019	303	$—	$(7,669)	$(428)	$(8,097)

Balance at December 31, 2018	306	$—	$(7,592)	$(334)	$(7,926)
Net Income			806		806
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $5 million)				(32)	(32)
Pension and post-retirement benefit plans (net of tax impact of $2 million)				6	6
Net loss on derivative instruments (net of tax impact of $23 million)				(68)	(68)
Comprehensive Income					712
Dividends declared			(387)		(387)
Repurchase of shares of Common Stock	(5)	(1)	(475)		(476)
Employee share-based award exercises	2	(53)	(18)		(71)
Share-based compensation events		54	(1)		53
Adoption of accounting standard			(2)		(2)
Balance at September 30, 2019	303	$—	$(7,669)	$(428)	$(8,097)

Balance at June 30, 2018	319	$—	$(6,965)	$(282)	$(7,247)
Net Income			454		454
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $5 million)				(46)	(46)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				5	5
Net gain on derivative instruments (net of tax impact of $2 million)				6	6
Comprehensive Income					419
Dividends declared			(114)		(114)
Repurchase of shares of Common Stock	(6)	(11)	(516)		(527)
Employee share-based award exercises		(3)			(3)
Share-based compensation events		14			14
Balance at September 30, 2018	313	$—	$(7,141)	$(317)	$(7,458)

Balance at December 31, 2017	332	$—	$(6,063)	$(271)	$(6,334)
Net Income			1,208		1,208
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $5 million)				(76)	(76)
Pension and post-retirement benefit plans (net of tax impact of $4 million)				13	13
Net gain on derivative instruments (net of tax impact of $5 million)				15	15
Comprehensive Income					1,160
Dividends declared			(351)		(351)
Repurchase of shares of Common Stock	(20)	(18)	(1,680)		(1,698)
Employee share-based award exercises	1	(32)	(4)		(36)
Share-based compensation events		50			50
Adoption of accounting standards			(251)	2	(249)
Balance at September 30, 2018	313	$—	$(7,141)	$(317)	$(7,458)

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

YUM! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchises or operates a system of over 49,000 quick service restaurants in more than 145 countries and territories.  At September 30, 2019, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands (collectively the “Concepts”) are global leaders of the chicken, pizza and Mexican-style food categories.

As of September 30, 2019, YUM consisted of three operating segments:

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

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended September 30, 2019. These reclassifications had no effect on previously reported Net Income.

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

Prior to the adoption of Topic 842 (“Legacy GAAP”) liabilities for future rental payments under operating leases were not recognized on the balance sheet of the Company except when recognizing a liability was necessary to reflect the impact of recognizing rent expense on a straight-line basis. Upon the adoption of Topic 842, right-of-use assets and liabilities are recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term. Such assets and liabilities have historically always been recorded for finance leases. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Subsequent amortization of the right-of-use asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. For finance leases, the right-of-use asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. As most of our leases do not provide an implicit discount rate, we use our incremental secured borrowing rate based on the information available at commencement date, including the lease term and currency, in determining the present value of lease payments for both operating and finance leases. Leases with an initial term of 12 months or less are not recorded in the Condensed Consolidated Balance Sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease expense were as follows:	Quarter Ended 9/30/2019	Year to date 9/30/2019
Operating lease cost	$18	$55
Finance lease cost
Amortization of right-of-use assets	—	2
Interest on lease liabilities	1	2
Total finance lease cost	1	4
Sublease income	(16)	(50)

Supplemental cash flow information related to leases was as follows:	Year to date 9/30/2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$73
Operating cash flows from finance leases	2
Financing cash flows from finance leases	3
Right-of-use assets obtained in exchange for lease obligations
Operating leases	67
Finance leases	8

Supplemental balance sheet information related to leases was as follows:

	9/30/2019	Condensed Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$657	Other assets
Finance lease right-of-use assets	36	Property, plant and equipment, net
Total right-of-use assets(a)	$693

Liabilities
Current
Operating	$69	Accounts payable and other current liabilities
Finance	7	Short-term borrowings
Non-current
Operating	653	Other liabilities and deferred credits
Finance	62	Long-term debt
Total lease liabilities(a)	$791

Weighted-average Remaining Lease Term (in years)
Operating leases	12.8
Finance leases	12.6

Weighted-average Discount Rate
Operating leases	5.5%
Finance leases	6.1%

(a)	U.S. operating lease right-of-use assets and liabilities totaled $298 million and $352 million, respectively, as of September 30, 2019 and primarily related to Taco Bell U.S.

Future minimum lease payments as of September 30, 2019, including rental payments for lease renewal options we are reasonably certain to exercise were as follows:

	Commitments
	Finance	Operating
Less than 1 year	$10	$110
1-2 years	9	101
2-3 years	9	92
3-4 years	8	83
4-5 years	7	79
Thereafter	54	548
Total lease payments	97	1,013
Less imputed interest	(28)	(291)
Total lease liabilities	$69	$722

Future minimum lease payments under the non-cancellable term of leases as of December 31, 2018 as required to be disclosed under Legacy GAAP were as follows:

	Commitments
	Capital	Operating
2019	$10	$103
2020	10	89
2021	9	78
2022	8	71
2023	8	61
Thereafter	58	384
Total lease payments	$103	$786

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2019	2018	2019	2018
Net Income	$255	$454	$806	$1,208

Weighted-average common shares outstanding (for basic calculation)	306	318	307	325
Effect of dilutive share-based employee compensation	7	7	7	7
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	313	325	314	332

Basic EPS	$0.83	$1.43	$2.63	$3.72

Diluted EPS	$0.81	$1.40	$2.57	$3.64
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	0.1	2.2	1.9	1.9

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 30, 2019 and 2018 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
	2019		2018		2019		2018		2019

November 2017 Authorization	—		18,240		$—		$1,500		$—
August 2018 Authorization	4,541		2,244		476		198		630
Total	4,541	(a)	20,484	(b)	$476	(a)	$1,698	(b)	$630

(a)
Includes the effect of $9 million in share repurchases (0.09 million shares) with trade dates on, or prior to, September 30, 2019, but cash settlement dates subsequent to September 30, 2019 and excludes the effect of $5 million in share repurchases (0.05 million shares) with trade dates on, or prior to, December 31, 2018, but cash settlement dates subsequent to December 31, 2018.

(b)	Includes the effect of $14 million in share repurchases (0.2 million shares) with trade dates prior to September 30, 2018, but cash settlement dates subsequent to September 30, 2018.

Changes in Accumulated other comprehensive loss ("AOCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at June 30, 2019, net of tax	$(240)	$(78)	$(62)	$(380)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(37)	—	(2)	(39)

(Gains) losses reclassified from AOCI, net of tax	—	2	(11)	(9)
	(37)	2	(13)	(48)
Balance at September 30, 2019, net of tax	$(277)	$(76)	$(75)	$(428)

Balance at December 31, 2018, net of tax	$(245)	$(82)	$(7)	$(334)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(32)	—	(46)	(78)

(Gains) losses reclassified from AOCI, net of tax	—	6	(22)	(16)
	(32)	6	(68)	(94)
Balance at September 30, 2019, net of tax	$(277)	$(76)	$(75)	$(428)

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

During the quarter and year to date ended September 30, 2019, we sold certain restaurant assets associated with existing franchise restaurants to the franchisee. Additionally, during the quarter and year to date ended September 30, 2019, we refranchised 2 restaurants and 8 restaurants, respectively. Pre-tax proceeds related to these sales totaled $30 million and $55 million for the quarter and year to date ended September 30, 2019, respectively. During the quarter and year to date ended September 30, 2018, we refranchised 134 restaurants and 329 restaurants, respectively, and received $193 million and $445 million, respectively, in pre-tax proceeds.

A summary of Refranchising (gain) loss is as follows:

	Quarter ended		Year to date
	2019	2018	2019	2018
KFC Division	$(7)	$(29)	$(13)	$(128)
Pizza Hut Division	—	3	—	14
Taco Bell Division	(1)	(74)	(5)	(171)
Worldwide	$(8)	$(100)	$(18)	$(285)

Pizza Hut U.S. Transformation Agreement

In May 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology and that included a permanent commitment to incremental advertising as well as digital and technology contributions by franchisees (the “Transformation Agreement”). In connection with the Transformation Agreement we anticipate investing approximately $90 million from 2017 to 2020 to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and e-commerce capabilities. As of September 30, 2019, we have invested $86 million since the inception of the agreement.

We have invested $5 million and $18 million in the quarter and year to date ended September 30, 2019, respectively, and $5 million and $16 million in the quarter and year to date ended September 30, 2018, respectively, related to the Transformation Agreement. These amounts primarily consisted of capital investments and franchisee incentive payments that were capitalized. Also included are operating investments of $2 million and $1 million in the quarters ended September 30, 2019 and 2018, respectively, and $5 million and $3 million in the years to date ended September 30, 2019 and 2018, respectively.

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

In addition to the investments above, we funded $37.5 million of incremental system advertising from the second half of 2017 through 2018, including $4 million and $9 million we incurred during the quarter and year to date ended September 30, 2018, respectively. These advertising amounts were recorded primarily in Franchise and property expenses and were included in the Pizza Hut Division segment operating results.

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us control of brand marketing execution as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience. In connection with this agreement we are investing approximately $130 million from 2015 through 2019 primarily to fund new back-of-house equipment for franchisees and to provide incentives to accelerate franchisee store remodels. We invested $1 million and $2 million in the quarters ended September 30, 2019 and 2018, respectively, and $3 million and $5 million in the years to date ended September 30, 2019 and 2018, respectively. We have invested approximately $125 million since the inception of the agreement.

In addition to the investments above, we funded $60 million of incremental system advertising from 2015 through 2018, including $2 million and $7 million incurred during the quarter and year to date ended September 30, 2018, respectively. These advertising amounts were recorded primarily in Franchise and property expenses and were included in the KFC Division segment operating results.

Turkey Acquisition Contingent Consideration

During the second quarter of 2019 we recorded charges of $8 million and $2 million to Other (income) expense and Interest expense, net, respectively, related to cash payments in excess of our recorded liability to settle contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses.  Consistent with prior adjustments to the recorded contingent consideration, our CODM does not consider this charge when assessing segment performance due to the nature of these costs.  As such, these costs are not being allocated to any of our segment operating results for performance reporting purposes.

Investment in Grubhub, Inc. ("Grubhub")

On February 7, 2018, certain of our subsidiaries entered into a master services agreement with a subsidiary of Grubhub, the leading online and mobile takeout food-ordering company in the U.S., which is intended to provide dedicated support for the KFC and Taco Bell branded online delivery channels in the U.S. through Grubhub’s online ordering platform, logistics and last-mile support for delivery orders, as well as point-of-sale integration to streamline operations. Concurrently with the master services agreement, one of our subsidiaries entered into an investment agreement with Grubhub to invest $200 million in exchange for approximately 2.8 million shares of Grubhub common stock, subject to customary closing conditions. In April 2018, all necessary regulatory approvals were obtained and the purchase of Grubhub shares was consummated. Shares acquired as part of this purchase are restricted from being transferred until the earlier of the two-year anniversary of closing the investment agreement or 30 days following the termination of our master services agreement with Grubhub. In the quarter and year to date ended September 30, 2019 we recognized pre-tax expense of $60 million and $56 million, respectively, related to the mark-to-market of these shares, which includes current year depreciation in the market price of Grubhub common stock. In the quarter and year to date ended September 30, 2018, we recognized pre-tax income of $94 million and $185 million, respectively, which included the appreciation in the market price of Grubhub common stock since entering into the agreement. Changes in the fair value of our investment in Grubhub common stock are presented as Investment (income) expense, net within our Condensed Consolidated Statements of Income.

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

Note 6 - Other (Income) Expense

Other (income) expense primarily includes net foreign exchange (gains) losses and store closure and impairment expenses. The year to date ended September 30, 2019 also includes settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses (See Note 5).

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

	9/30/2019	12/31/2018
Accounts and notes receivable, gross	$584	$592
Allowance for doubtful accounts	(57)	(31)
Accounts and notes receivable, net	$527	$561

Property, Plant and Equipment, net

	9/30/2019	12/31/2018
Property, plant and equipment, gross	$2,279	$2,353
Accumulated depreciation and amortization	(1,128)	(1,116)
Property, plant and equipment, net	$1,151	$1,237

Assets held-for-sale totaled $24 million as of both September 30, 2019 and December 31, 2018 and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	9/30/2019	12/31/2018
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$691	$292
Restricted cash included in Prepaid expenses and other current assets(a)	120	151
Restricted cash and restricted cash equivalents included in Other assets(b)	25	31
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$836	$474

(a)
Restricted cash within Prepaid expenses and other current assets reflects Taco Bell Securitization interest reserves and the cash related to advertising cooperatives that we consolidate that can only be used to settle obligations of the respective cooperatives.

(b)	Primarily trust accounts related to our self-insurance program.

Note 8 - Income Taxes

	Quarter ended		Year to date
	2019	2018	2019	2018
Income tax provision	$45	$80	$170	$192
Effective tax rate	15.1%	15.1%	17.4%	13.7%

Our 2019 third quarter and year to date effective tax rates were lower than the US federal statutory tax rate of 21% primarily due to the favorable impact of excess tax benefits on share based compensation and the favorable resolution of a prior-year uncertain tax position of $20 million related to a dispute concerning the income tax rate to be applied to our 2018 income in a foreign market.  These favorable impacts were partially offset by the unfavorable impact of the global intangible low-tax income provisions of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Our third quarter effective tax rate was flat versus prior year. Factors positively impacting the rate were the aforementioned favorable resolution of a prior-year uncertain tax position and higher excess tax benefits on share based compensation than those recognized in the prior year. These items were offset by the unfavorable impact of the global intangible low-tax income provisions of the Tax Act in the current year, the unfavorable impact of lapping a prior year decrease to the provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Act, and lapping the favorable impact attributable to prior year refranchising transactions.

Our year to date effective tax rate was higher than prior year primarily due to the unfavorable impacts of the global intangible low-taxed income provisions of the Tax Act in the current year, lapping a prior year decrease to the provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Act, and lapping the favorable impact related to prior year refranchising transactions. These items were partially offset by higher excess tax benefits on share based compensation than those recognized in the prior year, the aforementioned favorable resolution of a prior-year uncertain tax position in the current year and lapping $19 million in expense recorded in the prior year to correct an error associated with the tax recorded on a prior year divestiture.

Note 9 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 9/30/2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$17	$5	$216	$238
Franchise revenues	40	63	142	245
Property revenues	5	2	10	17
Franchise contributions for advertising and other services	2	71	114	187

China
Franchise revenues	57	16	—	73

Other
Company sales	118	8	—	126
Franchise revenues	226	61	6	293
Property revenues	16	1	—	17
Franchise contributions for advertising and other services	128	14	1	143
	$609	$241	$489	$1,339

	Quarter ended 9/30/2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$17	$6	$265	$288
Franchise revenues	41	65	131	237
Property revenues	5	1	5	11
Franchise contributions for advertising and other services	3	62	105	170

China
Franchise revenues	52	16	—	68

Other
Company sales	204	7	—	211
Franchise revenues	204	60	6	270
Property revenues	18	1	—	19
Franchise contributions for advertising and other services	105	11	1	117
	$649	$229	$513	$1,391

	Year to date ended 9/30/2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$51	$15	$624	$690
Franchise revenues	119	197	410	726
Property revenues	16	5	31	52
Franchise contributions for advertising and other services	7	223	327	557

China
Franchise revenues	165	46	—	211

Other
Company sales	344	20	2	366
Franchise revenues	649	181	19	849
Property revenues	50	2	—	52
Franchise contributions for advertising and other services	358	41	1	400
	$1,759	$730	1,414	$3,903

	Year to date ended 9/30/2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$50	$31	$759	840
Franchise revenues	119	197	371	687
Property revenues	16	3	16	35
Franchise contributions for advertising and other services	7	187	293	487

China
Franchise revenues	155	47	—	202

Other
Company sales	657	24	2	683
Franchise revenues	592	183	17	792
Property revenues	55	2	—	57
Franchise contributions for advertising and other services	307	39	1	347
	$1,958	$713	$1,459	$4,130

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2019 is presented below.

Deferred Franchise Fees
Balance at December 31, 2018	$414
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(47)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	51
Balance at September 30, 2019	$418

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$61
1 - 2 years	58
2 - 3 years	53
3 - 4 years	48
4 - 5 years	44
Thereafter	154
Total	$418

Note 10 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2019	2018	2019	2018
KFC Division	$609	$649	$1,759	$1,958
Pizza Hut Division	241	229	730	713
Taco Bell Division	489	513	1,414	1,459
	$1,339	$1,391	$3,903	$4,130

	Quarter ended		Year to date
Operating Profit	2019	2018	2019	2018
KFC Division	$270	$248	$767	$704
Pizza Hut Division	86	88	279	257
Taco Bell Division	161	161	458	442
Corporate and unallocated G&A expenses	(41)	(38)	(122)	(122)
Unallocated Company restaurant expenses	—	1	—	2
Unallocated Franchise and property expenses(a)	(2)	(2)	(5)	(4)
Unallocated Refranchising gain (loss) (See Note 5)	8	100	18	285
Unallocated Other income (expense)(b)	(2)	(5)	(11)	(9)
Operating Profit	$480	$553	$1,384	$1,555
Investment income (expense), net (See Note 5)	(59)	96	(50)	185
Other pension income (expense) (See Note 11)	(1)	(4)	(4)	(10)
Interest expense, net	(120)	(111)	(354)	(330)
Income before income taxes	$300	$534	$976	$1,400

(a)	Represents costs associated with the KFC U.S. Acceleration Agreement and Pizza Hut U.S. Transformation Agreement. See Note 5.

(b)	Includes settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses that we recorded in the second quarter of 2019. See Note 5.

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

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended		Year to date
	2019	2018	2019	2018
Service cost	$1	$1	$4	$5
Interest cost	10	9	30	27
Expected return on plan assets	(11)	(10)	(33)	(31)
Amortization of net loss	—	4	1	11
Amortization of prior service cost	2	1	4	4
Net periodic benefit cost	$2	$5	$6	$16

Additional loss recognized due to settlements(a)	$1	$—	$3	$—
Special termination benefits	$—	$1	$—	$1

(a)	Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. These losses were recorded in Other pension (income) expense.

Note 12 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/30/2019	12/31/2018
Current maturities of long-term debt	$84	$331
Other	10	—
	94	331
Less current portion of debt issuance costs and discounts	(10)	(10)
Short-term borrowings	$84	$321

Long-term Debt
Securitization Notes	$2,906	$2,928
Subsidiary Senior Unsecured Notes	2,850	2,850
Term Loan A Facility	469	488
Term Loan B Facility	1,940	1,955
YUM Senior Unsecured Notes	2,425	1,875
Finance lease obligations	69	71
	$10,659	$10,167
Less debt issuance costs and discounts	(84)	(85)
Less current maturities of long-term debt	(84)	(331)
Long-term debt	$10,491	$9,751

YUM Senior Unsecured Note Issuance

On September 11, 2019, YUM! Brands, Inc. issued $800 million aggregate principal amount of 4.75% YUM Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”). The net proceeds from the issuance were used to repay in full $250 million aggregate principal amount of YUM Senior Unsecured Notes that matured in September 2019, to repay the then outstanding borrowings under our $1 billion revolving facility and for general corporate purposes. Interest on the 2030 Notes is payable semi-annually in arrears on January 15 and July 15 of each year.  The indenture governing the 2030 Notes contains covenants and events of default that are customary for debt securities of this type, including cross-default provisions whereby the acceleration of the maturity of any of our indebtedness or the failure to pay principal of such indebtedness will constitute an event of default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice. During the quarter ended September 30, 2019 the Company incurred debt issuance costs of $10 million in connection with the issuance of the 2030 Notes. These issuance costs are recorded as a reduction in Long-term debt on our Condensed Consolidated Balance Sheet.

Details of our short-term borrowings and long-term debt as of December 31, 2018 can be found within our 2018 Form 10-K. Cash paid for interest during the years to date ended September 30, 2019 and 2018 was $324 million and $300 million, respectively.

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. At both September 30, 2019 and December 31, 2018, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of September 30, 2019 or December 31, 2018.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through September 30, 2019, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through September 30, 2019, all foreign currency contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of September 30, 2019 and December 31, 2018, foreign currency contracts outstanding related to intercompany receivables and payables had total notional amounts of $26 million and $456 million, respectively. During the quarter ended September 30, 2019 we terminated foreign currency contracts with notional amounts of $430 million and settled the related intercompany receivable and payable. As a result of this termination and settlement, we reclassified $4 million of unrealized loss from AOCI to Interest expense, net in our Condensed Consolidated Statements of Income. We received $3 million in cash from the counterparty upon termination, which represented the fair value of the contracts at the time of termination. Our remaining foreign currency forward contracts all have durations that expire in 2019.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2019, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2019	2018	2019	2018	2019	2018	2019	2018

Interest rate swaps	$(18)	$12	$(4)	$(4)	$(88)	$28	$(14)	$(7)

Foreign currency contracts	13	4	(8)	(4)	23	15	(12)	(16)

Income tax benefit/(expense)	3	(3)	1	1	19	(8)	4	3

As of September 30, 2019, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $7 million, based on current LIBOR interest rates.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 - Fair Value Disclosures

As of September 30, 2019, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	9/30/2019		12/31/2018
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,906	$3,071	$2,928	$2,967
Subsidiary Senior Unsecured Notes(b)	2,850	3,032	2,850	2,733
Term Loan A Facility(b)	469	474	488	479
Term Loan B Facility(b)	1,940	1,949	1,955	1,915
YUM Senior Unsecured Notes(b)	2,425	2,550	1,875	1,798

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	9/30/2019	12/31/2018
Assets
Interest Rate Swaps	Prepaid expenses and other current assets	2	$7	$21
Foreign Currency Contracts	Prepaid expenses and other current assets	2	1	5
Interest Rate Swaps	Other assets	2	2	29
Investment in Grubhub Common Stock	Other assets	1	158	214
Other Investments	Other assets	1	33	27

Liabilities
Interest Rate Swaps	Other liabilities and deferred credits	2	86	23
Foreign Currency Contracts	Other liabilities and deferred credits	2	—	24

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of the investment in Grubhub common stock was determined primarily based on closing market prices for the shares. The other investments include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities. The other investments' fair value is determined based on the closing market prices of the respective mutual funds as of September 30, 2019 and December 31, 2018.

Note 15 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 30, 2019, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $475 million.  The present value of these potential payments discounted at our pre-tax cost of debt at September 30, 2019, was approximately $400 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases as of September 30, 2019 was not material.

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

Yum! Brands, Inc. ("Company", “YUM”, "we", "us" or "our") franchises or operates a worldwide system of over 49,000 restaurants in more than 145 countries and territories, primarily under the concepts of KFC, Pizza Hut and Taco Bell (collectively, the "Concepts"). These three Concepts are global leaders of the chicken, pizza and Mexican-style food categories, respectively. Of the over 49,000 restaurants, 98% are operated by franchisees.

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

For the quarter ended September 30, 2019, GAAP diluted EPS decreased 42% to $0.81 per share, and diluted EPS, excluding Special Items, decreased 23% to $0.80 per share. Changes in the fair value of our investment in Grubhub unfavorably impacted year-over-year EPS growth for the quarter by $0.37 per share.

For the year to date ended September 30, 2019 , GAAP diluted EPS decreased 30% to $2.57 per share, and diluted EPS, excluding Special Items, decreased 7% to $2.55 per share. Changes in the fair value of our investment in Grubhub unfavorably impacted year-over-year EPS growth year to date by $0.58 per share.

Quarterly Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+8	+3	+6	+9	+12
Pizza Hut Division	+7	Even	+9	(2)	(1)
Taco Bell Division	+7	+4	+4	Even	Even
Worldwide	+8	+3	+7	(13)	+6

Year to date Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+9	+5	+6	+9	+14
Pizza Hut Division	+8	+1	+9	+8	+11
Taco Bell Division	+8	+5	+4	+4	+4
Worldwide	+9	+4	+7	(11)	+12

Additionally:

•
Adjusting the prior year base to include units added as a result of our fourth quarter 2018 strategic alliance with Telepizza, system sales growth excluding foreign currency translation would have been 6% and 7% Worldwide for the quarter and year to date, respectively, and 2% for the Pizza Hut Division for both the quarter and year to date.

•
We opened 389 and 1,011 net new units for the quarter and year to date, respectively. On a year-over-year basis, which takes into account the strategic alliance with Telepizza in the fourth quarter of 2018, net new unit growth was 7%.

•
During the quarter, we repurchased 1.5 million shares totaling $174 million at an average price of $115. During the year to date, we repurchased 4.5 million shares totaling $476 million at an average price of $105.

•	Foreign currency translation impacted Divisional Operating Profit unfavorably for the quarter and year to date by $7 million and $43 million, respectively.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2019	2018	% B/(W)		2019	2018	% B/(W)
Company sales	$364	$499	(27)		$1,056	$1,523	(31)
Franchise and property revenues	645	605	7		1,890	1,773	7
Franchise contributions for advertising and other services	330	287	15		957	834	15
Total revenues	$1,339	$1,391	(4)		$3,903	$4,130	(5)

Restaurant profit	$72	$100	(27)		$206	$265	(22)
Restaurant margin %	20.2%	20.1%	0.1	ppts.	19.6%	17.4%	2.2	ppts.

G&A expenses	$208	$204	(2)		$617	$631	2
Franchise and property expenses	43	40	(9)		124	127	2
Franchise advertising and other services expense	325	288	(13)		941	834	(13)
Refranchising (gain) loss	(8)	(100)	(92)		(18)	(285)	(94)
Other (income) expense	(1)	7	NM		5	10	NM
Operating Profit	$480	$553	(13)		$1,384	$1,555	(11)

Investment (income) expense, net	$59	$(96)	NM		$50	$(185)	NM
Other pension (income) expense	1	4	79		4	10	56
Interest expense, net	120	111	(9)		354	330	(8)
Income tax provision	45	80	44		170	192	12
Net Income	$255	$454	(44)		$806	$1,208	(33)

Diluted EPS(a)	$0.81	$1.40	(42)		$2.57	$3.64	(30)
Effective tax rate	15.1%	15.1%	—	ppts.	17.4%	13.7%	(3.7)	ppts.

(a)	See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	9/30/2019	9/30/2018	% Increase (Decrease)
Franchise	48,275	44,803	8
Company-owned	883	1,173	(25)
Total	49,158	45,976	7	(a)

(a)    Includes units added as a result of our fourth quarter 2018 strategic alliance with Telepizza.

	Quarter ended		Year to date
	2019	2018	2019	2018
Same-store Sales Growth %	3	2	4	2

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2019	2018	2019	2018
System Sales Growth %, reported(a)	6	4	6	6
System Sales Growth %, excluding FX(a)	8	5	9	5
Core Operating Profit Growth (Decline) %	6	2	12	(1)
Diluted EPS Growth %, excluding Special Items	(23)	52	(7)	37
Effective Tax Rate excluding Special Items	15.1%	22.3%	17.6%	18.4%

(a)	Adjusting the prior year base to include Telepizza, System Sales Growth in 2019 would have been 5% and 4% on a reported basis and 6% and 7% excluding FX for the quarter and year to date, respectively.

	Quarter ended		Year to date
Detail of Special Items	2019	2018	2019	2018
Refranchising gain (loss) (See Note 5)	$8	$100	$18	$285
Other Special Items Expense(a)	(3)	—	(14)	(3)
Special Items Income - Operating Profit	5	100	4	282
Interest expense, net(a)	—	—	(2)	—
Special Items Income before Income Taxes	5	100	2	282
Tax Benefit (Expense) on Special Items(b)	—	(12)	2	(49)
Tax Benefit - U.S. Tax Act(c)	—	28	—	62
Special Items Income, net of tax	$5	$116	$4	$295
Average diluted shares outstanding	313	325	314	332
Special Items diluted EPS	$0.01	$0.36	$0.02	$0.89

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$480	$553	$1,384	$1,555
Special Items Income	5	100	4	282
Foreign Currency Impact on Divisional Operating Profit(d)	(7)	N/A	(43)	N/A
Core Operating Profit	$482	$453	$1,423	$1,273

KFC Division
GAAP Operating Profit	$270	$248	$767	$704
Foreign Currency Impact on Divisional Operating Profit(d)	(6)	N/A	(36)	N/A
Core Operating Profit	$276	$248	$803	$704

Pizza Hut Division
GAAP Operating Profit	$86	$88	$279	$257
Foreign Currency Impact on Divisional Operating Profit(d)	(1)	N/A	(7)	N/A
Core Operating Profit	$87	$88	$286	$257

Taco Bell Division
GAAP Operating Profit	$161	$161	$458	$442
Foreign Currency Impact on Divisional Operating Profit(d)	—	N/A	—	N/A
Core Operating Profit	$161	$161	$458	$442

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$0.81	$1.40	$2.57	$3.64
Special Items Diluted EPS	0.01	0.36	0.02	0.89
Diluted EPS excluding Special Items	$0.80	$1.04	$2.55	$2.75

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	15.1%	15.1%	17.4%	13.7%
Impact on Tax Rate as a result of Special Items(b)(c)	—%	(7.2)%	(0.2)%	(4.7)%
Effective Tax Rate excluding Special Items	15.1%	22.3%	17.6%	18.4%

Reconciliation of GAAP Company sales to System sales

Consolidated
GAAP Company sales(e)	$364	$499	$1,056	$1,523
Franchise sales	12,468	11,589	36,433	33,962
System sales	12,832	12,088	37,489	35,485
Foreign Currency Impact on System sales(f)	(190)	N/A	(1,091)	N/A
System sales, excluding FX	$13,022	$12,088	$38,580	$35,485

KFC Division
GAAP Company sales(e)	$135	$221	$395	$707
Franchise sales	6,833	6,334	19,768	18,483
System sales	6,968	6,555	20,163	19,190
Foreign Currency Impact on System sales(f)	(142)	N/A	(842)	N/A
System sales, excluding FX	$7,110	$6,555	$21,005	$19,190

Pizza Hut Division
GAAP Company sales(e)	$13	$13	$35	$55
Franchise sales	3,079	2,916	9,286	8,800
System sales	3,092	2,929	9,321	8,855
Foreign Currency Impact on System sales(f)	(46)	N/A	(238)	N/A
System sales, excluding FX	$3,138	$2,929	$9,559	$8,855

Taco Bell Division
GAAP Company sales(e)	$216	$265	$626	$761
Franchise sales	2,556	2,339	7,379	6,679
System sales	2,772	2,604	8,005	7,440
Foreign Currency Impact on System sales(f)	(2)	N/A	(11)	N/A
System sales, excluding FX	$2,774	$2,604	$8,016	$7,440

(a)
In the second quarter of 2019 we recorded charges of $8 million and $2 million to Other (income) expense and Interest expense, net, respectively, related to cash payments in excess of our recorded liability to settle contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses. Consistent with prior adjustments to the recorded contingent consideration we have reflected this as a Special Item.

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

(c)
During the quarter and year to date ended September 30, 2018, we recorded $16 million and $32 million decreases, respectively, related to our provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 ("Tax Act") that was reported as a Special Item. We also recorded Special Items tax benefits of $12 million and $30 million in the quarter and year to date ended September 30, 2018, respectively, related to 2018 U.S. foreign tax credits that became realizable directly as a result of the impact of deemed repatriation tax expense associated with the Tax Act.

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

Items Impacting Current Quarter and Expected to Impact Future Results

Investment in Grubhub

For the quarters ended September 30, 2019 and 2018 we recognized pre-tax expense of $60 million and pre-tax income of $94 million, respectively, related to changes in fair value in our investment in Grubhub. For the years to date ended September 30, 2019 and 2018 we recognized pre-tax expense of $56 million and pre-tax income of $185 million, respectively, related to changes in fair value in our investment in Grubhub. Additionally, the market price of Grubhub common stock has further declined subsequent to September 30, 2019. Based on the market price of Grubhub common stock on November 4, 2019, the pre-tax expense to be recorded through November 4, 2019 in the quarter ended December 31, 2019 is $59 million. See Note 5 for further discussion of our investment in Grubhub.

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

Upon formation of the alliance we added 1,305 Telepizza units to our Pizza Hut Division unit count. In total, approximately 2,300 Pizza Hut and Telepizza units are subject to the master franchise agreement as of September 30, 2019.

Based upon our ongoing and active maintenance of the Pizza Hut intellectual property as well as Telepizza’s active involvement in supply chain management and their role as a master franchisee, both parties are exposed to significant risks and rewards depending on the commercial success of the alliance. As a result, the alliance has been identified as a collaborative arrangement and upon consummation of the alliance no amounts were recorded in our Consolidated Financial Statements (other than insignificant success fees that were paid to third-party advisors). Subsequent to consummation of the deal, for all Pizza Hut restaurants that are part of the alliance, we are receiving a continuing fee of 3.5% of restaurant sales. Likewise, for most Telepizza restaurants that are part of the alliance we are receiving an alliance fee of 3.5% of restaurant sales. These fees are being recorded as Franchise and property revenues within our Condensed Consolidated Statements of Income when the related sales occur, consistent with our recognition of continuing fees for all other restaurants subject to our franchise agreements. These fees are reduced by a sales-based credit that decreases over time and, potentially, certain incentive payments if development or conversion targets are met. Previously, the existing Pizza Hut restaurants that are now subject to the master franchise agreement with Telepizza generally paid a continuing fee of 6% of restaurant sales consistent with our standard International franchise agreement terms. The impact to Operating Profit for the quarter and year to date ended September 30, 2019 as a result of the strategic alliance was not significant. System Sales growth excluding foreign currency was approximately 2 percentage points higher Worldwide for both the quarter and year to date ended September 30, 2019, and 5 percentage points and 6 percentage points higher for the Pizza Hut Division for the quarter and year to date ended September 30, 2019, respectively, as a result of the Telepizza strategic alliance. Additionally, net new unit growth for the quarter ended September 30, 2019 was approximately 3 percentage points higher Worldwide and approximately 8 percentage points higher for the Pizza Hut Division as a result of the strategic alliance.

KFC United Kingdom ("UK") Supply Availability Issues

On February 14, 2018, we and our franchisees transitioned to a new distributor for the products supplied to our approximately 900 KFCs in the United Kingdom and Ireland (those restaurants accounted for approximately 3% of YUM’s global system sales in the year ended December 31, 2018).  In connection with this transition, certain of the restaurants experienced supply availability issues which resulted in store closures or stores operating under a limited menu. Beginning mid-May 2018, all restaurants opened for business, offering their full menus, with advertising beginning at the end of May.  On a full-year basis in 2018, we estimated the negative impact to Core Operating Profit growth was 2 percentage points for KFC Division and 1 percentage point for YUM, respectively, and the negative impact to same-store sales growth was 50 basis points for KFC Division and 25 basis points for YUM, respectively, as a result of these supply availability issues.

KFC Division

The KFC Division has 23,435 units, 83% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of September 30, 2019.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2019	2018	Reported		Ex FX		2019	2018	Reported		Ex FX
System Sales	$6,968	$6,555	6		8		$20,163	$19,190	5		9
Same-Store Sales Growth %	3	3	N/A		N/A		5	2	N/A		N/A

Company sales	$135	$221	(39)		(37)		$395	$707	(44)		(41)
Franchise and property revenues	344	320	8		10		999	937	7		11
Franchise contributions for advertising and other services	130	108	21		24		365	314	16		23
Total revenues	$609	$649	(6)		(4)		$1,759	$1,958	(10)		(6)

Restaurant profit	$22	$34	(36)		(34)		$61	$90	(33)		(28)
Restaurant margin %	16.1%	15.4%	0.7	ppts.	0.8	ppts.	15.3%	12.7%	2.6	ppts.	2.7	ppts.

G&A expenses	$80	$81	2		—		$233	$247	6		3
Franchise and property expenses	23	24	4		2		70	78	10		5
Franchise advertising and other services expense	126	107	(19)		(22)		358	312	(15)		(21)
Operating Profit	$270	$248	9		12		$767	$704	9		14

			% Increase (Decrease)
Unit Count	9/30/2019	9/30/2018
Franchise	23,103	21,554	7
Company-owned	332	550	(40)
Total	23,435	22,104	6

Company sales and Restaurant margin percentage

The quarterly and year to date decreases in Company sales, excluding the impact of foreign currency translation, were driven by refranchising offset by company same-store sales growth of 5% for the quarter and 7% for the year to date, including lapping the prior year impact of supply interruptions in our KFC UK business on our year to date results.

The quarterly increase in Restaurant margin percentage was driven by same-store sales growth, partially offset by higher occupancy and other costs.

The year to date increase in Restaurant margin percentage was driven by same-store sales growth, including lapping the prior year impact of supply interruptions in our KFC UK business, and refranchising, partially offset by higher occupancy and other costs.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impact of foreign currency translation, were driven by international net new unit growth, franchise same-store sales growth of 3% for the quarter and 4% for the year to date, including the impact of lapping the prior year impact of supply interruptions in our KFC UK business on our year to date results, and refranchising.

G&A
G&A, excluding the impact of foreign currency translation, for the quarter was flat with the prior year, as the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, was offset by higher incentive compensation.

The year to date decrease in G&A, excluding the impact of foreign currency translation, was driven by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising, partially offset by higher incentive compensation.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by net new unit growth and same-store sales growth, partially offset by refranchising.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by net new unit growth, same-store sales growth and lapping the prior year impact of supply interruptions in our KFC UK business, partially offset by refranchising.

Pizza Hut Division

The Pizza Hut Division has 18,532 units, 60% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of September 30, 2019.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2019	2018	Reported		Ex FX		2019	2018	Reported		Ex FX

System Sales	$3,092	$2,929	6		7		$9,321	$8,855	5		8
Same-Store Sales Growth (Decline) %	Even	(1)	N/A		N/A		1	(1)	N/A		N/A

Company sales	$13	$13	(1)		3		$35	$55	(37)		(34)
Franchise and property revenues	143	143	(1)		1		431	432	—		2
Franchise contributions for advertising and other services	85	73	17		18		264	226	17		18
Total revenues	$241	$229	5		6		$730	$713	2		4

Restaurant profit	$—	$—	NM		NM		$1	$(1)	NM		NM
Restaurant margin %	4.0%	(2.2)%	6.2	ppts.	6.1	ppts.	3.2%	(1.3)%	4.5	ppts.	4.4	ppts.

G&A expenses	$47	$45	(5)		(6)		$138	$141	2		1
Franchise and property expenses	9	9	(13)		(14)		23	28	17		15
Franchise advertising and other services expense	86	74	(14)		(15)		258	229	(12)		(13)
Operating Profit	$86	$88	(2)		(1)		$279	$257	8		11

			% Increase (Decrease)
Unit Count	9/30/2019	9/30/2018
Franchise	18,455	16,868	9
Company-owned	77	62	24
Total	18,532	16,930	9

Company sales

The quarterly increase in Company sales, excluding the impacts of foreign currency translation, was driven by the acquisition of stores in the UK in the quarter ended September 30, 2019, partially offset by refranchising.

The year to date decrease in Company sales, excluding the impacts of foreign currency translation, was driven by refranchising.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impact of foreign currency translation, was driven by net new unit growth. Franchise same-store sales were flat.

The year to date increase in Franchise and property revenues, excluding the impact of foreign currency translation, was driven by net new unit growth and franchise same-store sales growth of 1%.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher professional fees.

The year to date decrease in G&A, excluding the impacts of foreign currency translation, was driven by the positive impact of YUM’s Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by higher provisions for past due receivables and higher G&A, partially offset by lapping advertising costs in the prior year associated with the Pizza Hut Transformation Agreement (See Note 5), profits generated from our ownership of QuikOrder, LLC ("QuikOrder"), and net new unit growth.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by profits generated from our ownership of QuikOrder, lapping advertising costs in the prior year associated with the Pizza Hut Transformation Agreement (See Note 5), net new unit growth and refranchising, partially offset by higher provisions for past due receivables.

We acquired QuikOrder in December 2018, which has been a provider of online ordering software and services to the Company and franchise restaurants of our Pizza Hut U.S. business for nearly two decades.

Taco Bell Division

The Taco Bell Division has 7,191 units, the vast majority of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of September 30, 2019.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2019	2018	Reported		Ex FX		2019	2018	Reported		Ex FX

System Sales	$2,772	$2,604	6		7		$8,005	$7,440	8		8
Same-Store Sales Growth %	4	5	N/A		N/A		5	3	N/A		N/A

Company sales	$216	$265	(18)		(18)		$626	$761	(18)		(18)
Franchise and property revenues	158	142	11		11		460	404	14		14
Franchise contributions for advertising and other services	115	106	8		8		328	294	11		11
Total revenues	$489	$513	(5)		(5)		$1,414	$1,459	(3)		(3)

Restaurant profit	$50	$65	(22)		(22)		$144	$174	(17)		(17)
Restaurant margin %	23.6%	24.7%	(1.1)	ppts.	(1.1)	ppts.	23.1%	22.9%	0.2	ppts.	0.2	ppts.

G&A expenses	$40	$40	—		—		$124	$121	(3)		(3)
Franchise and property expenses	9	5	(59)		(59)		26	17	(47)		(47)
Franchise advertising and other services expense	113	107	(7)		(7)		325	293	(11)		(11)
Operating Profit	$161	$161	—		—		$458	$442	4		4

			% Increase (Decrease)
Unit Count	9/30/2019	9/30/2018
Franchise	6,717	6,381	5
Company-owned	474	561	(16)
Total	7,191	6,942	4

Company sales and Restaurant margin percentage

The quarterly decrease in Company sales was driven by refranchising, partially offset by net new unit growth and company same-store sales growth of 2%.

The year to date decrease in Company sales was driven by refranchising, partially offset by company same-store sales growth of 4% and net new unit growth.

The quarterly decrease in restaurant margin percentage was driven by higher labor and commodity costs, partially offset by same-store sales growth.

The year to date increase in restaurant margin percentage was driven by same-store sales growth, partially offset by higher labor, commodity and other operating costs.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by refranchising, franchise same-store sales growth of 4% and 5%, respectively, and net new unit growth.

G&A

G&A for the quarter was flat with prior year as the positive impacts of YUM's Strategic Transformation Initiatives were offset by the impact of higher incentive compensation.

The year to date increase in G&A was driven by the unfavorable impact of lapping prior year forfeitures related to share based compensation awards.

Operating Profit

Operating Profit was flat for the quarter, excluding the impact of foreign currency translation, as same-store sales growth and net new unit growth were offset by refranchising and higher restaurant operating costs.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and net new unit growth partially offset by refranchising, higher restaurant operating costs and higher G&A.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2019	2018	% B/(W)		2019	2018	% B/(W)
Corporate and unallocated G&A	$(41)	$(38)	(8)		$(122)	$(122)	(1)
Unallocated Company restaurant expenses	—	1	NM		—	2	NM
Unallocated Franchise and property expenses	(2)	(2)	(10)		(5)	(4)	(20)
Refranchising gain (loss) (See Note 5)	8	100	(92)		18	285	(94)
Unallocated Other income (expense)	(2)	(5)	NM		(11)	(9)	NM
Investment income (expense), net (See Note 5)	(59)	96	NM		(50)	185	NM
Other pension income (expense) (See Note 11)	(1)	(4)	79		(4)	(10)	56
Interest expense, net	(120)	(111)	(9)		(354)	(330)	(8)
Income tax provision (See Note 8)	(45)	(80)	44		(170)	(192)	12
Effective tax rate (See Note 8)	15.1%	15.1%	—	ppts.	17.4%	13.7%	(3.7)	ppts.

Corporate and unallocated G&A

The quarterly and year to date increases in Corporate G&A expenses were driven by higher professional fees, partially offset by current year G&A reductions due to the impact of YUM’s Strategic Transformation Initiatives.

Unallocated Franchise and property expenses

Unallocated Franchise and property expenses reflect charges related to the Pizza Hut U.S. Transformation Agreement and/or the KFC U.S. Acceleration Agreement. See Note 5.

Unallocated Other income (expense)

Unallocated Other income (expense) primarily includes foreign exchange gains (losses) and, in the year to date ended September 30, 2019, settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses (see Note 5).

Interest expense, net

The quarterly and year to date increases in Interest expense, net were driven by increased outstanding borrowings.

Consolidated Cash Flows

Net cash provided by operating activities was $883 million in 2019 versus $796 million in 2018. The increase was largely driven by an increase in Operating profit before Special Items, lower compensation payments and a decrease in income tax payments, partially offset by an increase in interest payments.

Net cash used in investing activities was $54 million in 2019 versus net cash provided by investing activities of $89 million in 2018. The change was primarily driven by lower refranchising proceeds in the current year, partially offset by the lapping of our prior year investment in Grubhub common stock.

Net cash used in financing activities was $440 million in 2019 versus $2,161 million in 2018. The decrease was primarily driven by lower share repurchases and higher net borrowings.

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

From 2017 through the third quarter of 2019, we returned a cumulative $6.1 billion to shareholders through share repurchases and cash dividends towards our commitment to return between $6.5 and $7.0 billion from 2017 to 2019.  We are funding these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our five times EBITDA leverage.  We generated total gross refranchising proceeds of $2.8 billion in connection with our initiative to increase franchise ownership to 98%, which we achieved in December 2018.

Our primary sources of liquidity are cash on hand, cash generated by operations and our revolving facilities. We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows have historically been in excess of $1 billion. Decreases in operating cash flows from the operation of fewer Company-owned stores due to refranchising have been offset, and are expected to continue to be offset, with savings generated from decreased capital investment and G&A required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain a $1 billion Revolving Facility under our existing Credit Agreement that was undrawn as of September 30, 2019.

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

Debt Instruments

As of September 30, 2019, our Long-term debt is comprised primarily of borrowings under our Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes. On September 11, 2019, YUM! Brands, Inc. issued $800 million aggregate principal amount of 4.75% YUM Senior Unsecured Notes due January 15, 2030.  See Note 12 for additional details.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases, as of September 30, 2019.

	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	2030	2037	2043	Total
Securitization Notes	$8	$29	$29	$29	$1,281	$16	$16	$921	$6	$571				$2,906
Credit Agreement	11	51	76	395	20	20	1,836							2,409
Subsidiary Senior Unsecured Notes						1,050		1,050	750					2,850
YUM Senior Unsecured Notes		350	350		325						800	325	275	2,425
Total	$19	$430	$455	$424	$1,626	$1,086	$1,852	$1,971	$756	$571	$800	$325	$275	$10,590

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2019 to the disclosures made in Item 7A of the Company’s 2018 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2019.

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
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of YUM! Brands, Inc. and Subsidiaries (YUM) as of September 30, 2019, the related condensed consolidated statements of income, comprehensive income and shareholders’ deficit for the quarter and year-to-date periods ended September 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the year-to-date periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 5, 2019

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2019 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
7/1/19-7/31/19	197	$111.81	197	$782

8/1/19-8/31/19	473	$116.59	473	$727

9/1/19-9/30/19	852	$114.12	852	$630
Total	1,522	$114.59	1,522	$630

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

4.1
Indenture, dated as of September 11, 2019, by and between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on September 16, 2019.

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

YUM! BRANDS, INC.
(Registrant)

Date:	November 5, 2019	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)