Form 10-K
period 2019-12-31
YUM BRANDS INC
filed 2020-02-20
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the fiscal year ended	December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2019 computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $33.6 billion.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 12, 2020 was 300,822,322 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 14, 2020 are incorporated by reference into Part III.

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

Yum! Brands, Inc. (referred to herein as “YUM”, the “Registrant” or the “Company”), was incorporated under the laws of the state of North Carolina in 1997.  The principal executive offices of YUM are located at 1441 Gardiner Lane, Louisville, Kentucky 40213, and the telephone number at that location is (502) 874-8300. Our website address is https://www.yum.com.

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

Overview of Business

YUM has over 50,000 restaurants in more than 150 countries and territories primarily operating under the three concepts of KFC, Pizza Hut and Taco Bell (the “Concepts”).  These three concepts are global leaders of the chicken, pizza and Mexican-style food categories, respectively. At December 31, 2019, 98% of our units are operated by independent franchisees or licensees under the terms of franchise or license agreements.  The terms "franchise" or "franchisee" within this Form 10-K are meant to describe third parties that operate units under either franchise or license agreements.

Following is a summary of our Concepts' operations and a brief description of each Concept as of and for the year ended December 31, 2019:

	Number of Units	% of Units International	Number of Countries and Territories	% Franchised	System Sales(a) (in Millions)
KFC Division	24,104	83%	144	99%	$27,900
Pizza Hut Division	18,703	61%	113	99%	12,900
Taco Bell Division	7,363	8%	30	94%	11,784
YUM	50,170	64%	152	98%	$52,584

(a)	Constitutes sales of all restaurants, both Company-owned and franchised. See further discussion of this non-GAAP measure within Part II, Item 7 of this Form 10-K.

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

Business Strategy

Through our Recipe for Growth and Good we intend to unlock the growth potential of our Concepts and YUM, drive increased collaboration across our Concepts and geographies and consistently deliver better customer experiences, improved economics and higher rates of growth. Key enablers include accelerated use of technology and better leverage of our systemwide scale.

Our Recipe for Growth is based on four key drivers:

•	Unrivaled Culture and Talent: Leverage our culture and people capability to fuel brand performance and franchise success

•	Unmatched Operating Capability: Recruit and equip the best restaurant operators in the world to deliver great customer experiences

•	Relevant, Easy and Distinctive Brands: Innovate and elevate iconic restaurant brands people trust and champion

•	Bold Restaurant Development: Drive market and franchise expansion with strong economics and value

Our Recipe for Good reflects our global citizenship and sustainability strategy and practices, while reinforcing our public commitment to drive socially responsible growth, risk management and sustainable stewardship of our food, planet and people.

Information about Operating Segments

As of December 31, 2019, YUM consists of three operating segments:

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

The Company utilizes both store-level franchise and master franchise programs to grow its businesses.  Of our over 49,000 franchised units at December 31, 2019, approximately 30% operate under our master franchise programs, including over 8,800 units in mainland China.   The remainder of our franchise units operate under store-level franchise agreements. Under both types of franchise programs, franchisees supply capital by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business.  In certain historical refranchising transactions the Company may have retained ownership of land and building and continues to lease them to the franchisee.  Store-level franchise agreements  typically require  payment to the Company of certain upfront fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise agreement and fees paid in the event the franchise agreement is transferred to another franchisee.  Franchisees also pay monthly continuing fees based on a percentage of their restaurants' sales (typically 4% - 6%) and are required to spend a certain amount to advertise and promote the brand.  Under master franchise arrangements, the Company enters into agreements that allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories.  Master franchisees are typically responsible for overseeing development within their territories and performing certain other administrative duties with regard to the oversight of sub-franchisees. In exchange, master franchisees retain a certain percentage of fees payable by the sub-franchisees under their franchise agreements and typically pay lower fees for the restaurants they operate. Our largest master franchisee, Yum China, pays the Company a continuing fee of 3% on system sales of our Concepts in mainland China.

The Company seeks to maintain strong and open relationships with its franchisees and their representatives.  To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on key aspects of the business, including products, equipment, operational improvements and standards and management techniques.

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

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third-party distribution companies.  In the U.S., McLane Foodservice, Inc. is the exclusive distributor for the majority of items used in Company-owned restaurants and for a substantial number of franchisee stores.  Outside the U.S., we and our Concepts' franchisees primarily use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors.  Our international franchisees generally select and manage their own third-party suppliers, subject to our internal standards. All suppliers and distributors are expected to provide products/services that comply with all applicable laws, rules and regulations in the state and/or country in which they operate as well as comply with our internal standards.

Advertising and Promotional Programs

Company-owned and franchise restaurants are required to spend a percentage of their respective restaurants’ sales on advertising programs with the goal of increasing sales and enhancing the reputation of the Concepts. Advertising may be conducted nationally, regionally and locally. When multiple franchisees operate in the same country or region the national and regional advertising spending is typically conducted by a cooperative to which the franchisees and Company-owned stores, if any, contribute funds as a percentage of restaurants’ sales. The contributions are primarily used to pay for expenses relating to purchasing media for advertising, market research, commercial production, talent payments and other support functions for the respective Concepts. We have the right to control the advertising activities of certain advertising cooperatives, typically in markets where we have Company-owned stores, through our majority voting rights.

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

The use of certain of these marks by franchisees has been authorized in our franchise agreements.  Under current law and with proper use, the Company’s rights in its marks can generally last indefinitely.  The Company also has certain patents on restaurant equipment which, while valuable, are not currently considered material to its business.

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7 and the Consolidated Statements of Cash Flows in Part II, Item 8.

Seasonal Operations

The Company does not consider its operations to be seasonal to any material degree.

Competition

The retail food industry, in which our Concepts compete, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including those in the QSR segment), and is intensely competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives, customer service reputation, restaurant location and attractiveness and maintenance of properties. Competition has also increased from and been enabled by delivery aggregators and other food delivery services in recent years, particularly in urbanized areas. The retail food industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Within the retail food industry, each of our Concepts competes with international, national and regional chains as well as locally-owned establishments, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.  Given the various types and vast number of competitors, our Concepts do not constitute a significant portion of the retail food industry in terms of number of system units or system sales, either on a worldwide or individual country basis.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on its operations of possible future environmental legislation or regulations.  During 2019, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Operations.  The Company and its U.S. operations, as well as our franchisees, are subject to various federal, state and local laws affecting its business, including laws and regulations concerning information security, labor and employment, health, marketing, food labeling, competition, public accommodation, sanitation and safety.  Each of our and our Concepts’ franchisees' restaurants in the U.S. must comply with licensing requirements and regulations promulgated by a number of governmental authorities, which include health, sanitation, safety, fire and zoning agencies in the state and/or municipality in which the restaurant is located.  In addition, each Concept must comply with various state and federal laws that regulate the franchisor/franchisee relationship.  To date, the Company has not been materially adversely affected by such licensing requirements and regulations or by any difficulty, delay or failure to obtain required licenses or approvals.

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

Employees

As of year end 2019, the Company and its subsidiaries employed approximately 34,000 persons. The Company believes that it provides working conditions and compensation that compare favorably with those of its principal competitors.  The majority of employees are paid on an hourly basis.  Some employees are subject to labor council relationships that vary due to the diverse countries in which the Company operates.  The Company and its Concepts consider employee relations to be good.

Available Information

The Company makes available, through the Investor Relations section of its internet website at https://www.yum.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission ("SEC") at https://www.sec.gov.

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

You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements and historical trends. Any of the following risk factors, either by itself or together with other risk factors, could materially adversely affect our business, results of operations, cash flows and/or financial condition.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food-borne illnesses, such as E. coli, Listeria, Salmonella and Trichinosis, occur or may occur within our system from time to time.  In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Any report or publicity linking us or one of our Concepts’ restaurants, including restaurants operated by us or our Concepts’ franchisees, or linking our competitors or the retail food industry generally, to instances of food-borne illness or food safety issues could adversely affect our Concepts’ brands and reputations as well as our revenues and profits, and possibly lead to product liability claims, litigation, governmental investigations or actions, and damages.  If a customer of one of our Concepts’ restaurants becomes ill from food borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.  In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of competitors, or our suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect either our or our Concepts’ franchisees’ revenues and profits. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Health concerns arising from the outbreak of a health epidemic or pandemic, including the coronavirus, may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including arising from various strains of avian flu or swine flu, such as H1N1, or the coronavirus, particularly if located in regions from which we derive a significant amount of revenue or profit. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of restaurants, which could severely disrupt our or our franchisees' operations and have a material adverse effect on our business, financial condition and results of operations.

In late 2019, a novel strain of coronavirus was first detected in Wuhan, China. Following the outbreak of this virus, the Chinese government has quarantined certain affected regions and certain travel restrictions have been imposed. We have a significant number of KFC and Pizza Hut Concept restaurants located in mainland China, operated by our master franchisee, Yum China. Many of our restaurants located within mainland China have been temporarily closed, have shortened operating hours and/or have otherwise been adversely affected by the impact of the coronavirus, and these developments have also impacted the ability of Yum

China's suppliers to provide food and other needed supplies at our Concepts’ restaurants in mainland China.  Additionally, other nearby franchisees, such as those in Hong Kong and Taiwan, have experienced significant sales declines as well. We are unable to accurately predict the impact that the coronavirus will have on our results of operations, due to uncertainties including the ultimate geographic spread of the virus within and outside of China, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the coronavirus or to treat its impact.  However, while it is premature to accurately predict the ultimate impact of these developments, we expect our results for the quarter ending March 31, 2020 to be significantly impacted with potential continuing, adverse impacts beyond March 31, 2020.

In addition, our operations could be disrupted if any of our employees or employees of our business partners were suspected of having the avian flu or swine flu, or other illnesses such as hepatitis A, norovirus or coronavirus, since this could require us or our business partners to quarantine some or all of such employees or disinfect our restaurant facilities. Outbreaks of avian flu occur from time to time around the world, and such outbreaks have resulted in confirmed human cases. It is possible that outbreaks could reach pandemic levels.  Public concern over avian flu generally may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. Because poultry is a menu offering for our Concepts, this would likely result in lower revenues and profits for us and our Concepts’ franchisees. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact profit margins and revenues for us and our Concepts' franchisees.

Furthermore, other viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants.  We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures, impose restrictions on operations of restaurants, or restrict the import or export of products, or if suppliers issue mass recalls of products.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results.

Our operating results and growth strategies are closely and increasingly tied to the success of our Concepts’ franchisees.

The vast majority (98%) of our restaurants are operated by our Concepts’ franchisees, and our percentage of franchise-owned restaurants has increased in recent years. Our refranchising efforts have increased our dependence on the financial success and cooperation of our Concepts’ franchisees. In addition, our long-term system sales growth targets depend on maintaining the pace of our net system unit growth rate. Nearly all of this unit growth is expected to result from new unit openings by our Concepts’ franchisees. We increasingly also rely on master franchisees, who have rights to license to sub-franchisees the right to develop and operate restaurants, to achieve our expectations for new unit development. If our Concepts’ franchisees and master franchisees do not meet our expectations for new unit development, we may fall short of our system sales targets. In addition, we have franchise relationships that are particularly important to our business, such as our relationship with Yum China as described in a subsequent risk factor below, our strategic alliance with Telepizza Group S.A., who is the master franchisee of Pizza Hut in Latin America (excluding Brazil) and portions of Europe, and our relationship with certain large franchisees, such as NPC International, Inc. the largest operator of Pizza Hut restaurants in the United States. Any failure to realize the expected benefits of such franchise relationships may adversely impact our business and operating results.

We have limited control over how our Concepts’ franchisees’ businesses are run, and their inability to operate successfully could adversely affect our operating results through decreased fees paid to us for royalties, advertising funds contributions, and other discrete services we may provide to our Concept’s franchisees (e.g. management of e-commerce platform). If our Concepts’ franchisees fail to adequately capitalize their businesses or incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy, or the inability to meet development targets or obligations.  If a significant franchisee of one of our Concepts becomes, or a significant number of our Concepts’ franchisees in the aggregate become, financially distressed, our operating results could be impacted through reduced or delayed fee payments that cause us to record bad debt expense, reduced advertising fund contributions, and reduced new unit development. In addition, we are secondarily liable on certain of our Concepts’ franchisees’ restaurant lease agreements, including lease agreements that we have guaranteed or assigned to franchisees in connection with the refranchising of certain Company-owned restaurants. Our operating results could be impacted by any increased rent obligations for such leased properties to the extent our Concepts’ franchisees default on such lease agreements. In addition, the failure of our Concepts’ franchisees to adequately engage in succession planning may adversely affect their restaurant operations and the development of new restaurants, which in turn could hurt our business.

Our success also depends on the willingness and ability of our Concepts’ franchisees to implement marketing programs and major initiatives such as restaurant remodels or equipment or technology upgrades, which may require financial investment. Our Concepts may be unable to successfully implement strategies that we believe are necessary for further growth if their franchisees do not participate, which in turn may harm the growth prospects and financial condition of the Company. Additionally, the failure of our

Concepts’ franchisees to focus on key elements of restaurant operations, such as quality, service and cleanliness (even if such failures do not rise to the level of breaching the related franchise documents) may be attributed by guests to our Concepts’ entire brand and could have a negative impact on our business.

Our reliance on master franchise arrangements can decrease our level of control over our Concepts' restaurants and increase certain risks arising from franchise operations. For example, we rely on our master franchisees to monitor and enforce sub-franchisee compliance with our operating standards, and a failure to comply with such standards could adversely affect our business.

We may not achieve our target development goals, aggressive development could cannibalize existing sales and new restaurants may not be profitable.

Our growth strategy depends on our and our Concepts’ franchisees’ ability to increase the number of restaurants around the world.  The successful development of new units depends in large part on the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants profitably. Effectively managing growth can be challenging, particularly as we expand into new markets internationally, and we cannot guarantee that we, or our Concepts’ franchisees, including Yum China, will be able to achieve our expansion goals or that new restaurants will be operated profitably.  Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants.  Other risks that could impact our ability to increase the number of our restaurants include prevailing economic conditions and trade or economic policies or sanctions, our ability to attract new franchisees, construction and development costs of new restaurants, and our, or our Concepts’ franchisees’, ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified management teams and restaurant crews, and meet construction schedules.

Expansion into markets could also be affected by our Concepts’ franchisees’ willingness to invest capital or ability to obtain financing to construct and open new restaurants.  If it becomes more difficult or more expensive for our Concepts’ franchisees to obtain financing to develop new restaurants, or if the perceived return on invested capital is not sufficiently attractive, the expected growth of our system could slow and our future revenues and operating cash flows could be adversely impacted.

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

A significant portion of our total business is conducted in mainland China, particularly with respect to our KFC Concept. In connection with the spin-off of our China business in 2016 into an independent publicly-traded company (the "Separation" or “Yum China spin-off”), we entered into a Master License Agreement with Yum China pursuant to which Yum China is the exclusive licensee of the KFC, Pizza Hut and Taco Bell Concepts and their related marks and other intellectual property rights for restaurant services in mainland China. Following the Separation, Yum China became, and continues to be, our largest franchisee. Our financial results are significantly affected by Yum China’s results as we are entitled to receive a 3% sales-based royalty on all Yum China system sales related to our Concepts. Yum China's business is exposed to risks in mainland China, which include, among others, potential political, financial or social instability, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), consumer preferences, the regulatory environment (including uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations), and tax laws and regulations including the tax treatment of the royalty paid to YUM, as well as increased media scrutiny of our Concepts and industry, fluctuations in foreign exchange rates, increased restrictions or tariffs on imported supplies as a result of trade disputes, any epidemics or pandemics arising out of mainland China, and increased competition.  Further, any significant or prolonged deterioration in U.S.-China relations could adversely affect our Concepts in mainland China if Chinese consumers reduce the frequency of their visits to Yum China’s restaurants.  Chinese law regulates Yum China's business conducted within mainland China. Our royalty income from the Yum China business is therefore subject to numerous uncertainties based on the policies of the Chinese government, as they may change from time to time. If Yum China’s business is harmed or development of our Concepts’ restaurants is slowed in mainland China due to any of these factors, it could negatively impact the royalty paid by Yum China to us, which would negatively impact our financial results or our growth prospects.

Our relationship with Yum China is governed primarily by a Master License Agreement, which may be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of Yum China. In addition, if we are unable to enforce our intellectual property or contract rights in mainland China, if Yum China is unable or unwilling to satisfy its obligations under the Master License Agreement, or if the Master License Agreement is otherwise terminated, it could result in an interruption in the operation of our brands that have been exclusively licensed to Yum China for use in mainland China. Such interruption could cause a delay in, or loss of, royalty income to us, which would negatively impact our financial results.

Our international operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated in countries and territories outside of the U.S., including in emerging markets, and we intend to continue expansion of our international operations.  As a result, our business and the businesses of our Concepts’ franchisees are increasingly exposed to risks inherent in international operations.  These risks, which can vary substantially by country, include political, financial or social instability or conditions, corruption, anti-American sentiment and social and ethnic unrest, as well as changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment (including the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), income and non-income based tax rates and laws, the impact of import restrictions or controls, sanctions, foreign exchange control regimes including restrictions on currency conversion, natural disasters, the impact of labor costs and conditions, consumer preferences and the laws and policies that govern foreign investment in countries where our Concepts' restaurants are operated. For example, we have been subject to a regulatory enforcement action in India alleging violation of foreign exchange laws for failure to satisfy conditions of certain operating approvals, such as minimum investment and store build requirements as well as limitations on the remittance of fees outside of the country (See Note 19). In addition, we and our franchisees do business in jurisdictions that may be subject to trade or economic sanction regimes and such sanctions could be expanded. Any failure to comply with such sanction regimes or other similar laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of business licenses, or a cessation of operations at our or our franchisees’ businesses, as well as damage to our and our Concepts’ brands’ images and reputations, all of which could harm our profitability.

Foreign currency risks and foreign exchange controls could adversely affect our financial results.

Our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings.  More specifically, an increase in the value of the U.S. dollar relative to other currencies, such as the Chinese Renminbi (“RMB”), Australian Dollar, the British Pound and the Euro, as well as currencies in certain other markets, such as the Malaysian Ringgit and Russian Ruble, could have an adverse effect on our reported earnings. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows. In addition, the governments in certain countries where we operate, including China, restrict the conversion of local currency into foreign currencies and, in certain cases, the remittance of currency out of the country. Yum China’s income is almost exclusively derived from the earnings of its Chinese subsidiaries, with substantially all revenues of its Chinese subsidiaries denominated in RMB. Any significant fluctuation in the value of the RMB could materially impact the U.S. dollar value of royalty payments made to us by Yum China, which could result in lower revenues. In addition, restrictions on the conversion of RMB to U.S. dollars or further restrictions on the remittance of currency out of China could result in delays in the remittance of Yum China’s royalty, which could impact our liquidity.

Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

We receive and maintain certain personal, financial and other information about our customers, employees, vendors and franchisees. In addition, our vendors and/or franchisees receive and maintain certain personal, financial and other information about our employees and customers. The use and handling of this information is regulated by evolving and increasingly demanding laws and regulations in various jurisdictions, as well as by certain third-party contracts. We have experienced cyber- attacks and security breaches from time to time. If our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident or if our employees, franchisees or vendors fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure.

Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we, our Concepts and our Concepts’ franchisees do business. For example, the General Data Protection Regulation ("GDPR"), which was adopted by the European Union effective May 2018, requires companies to meet new requirements regarding the handling of personal data. In addition, the State of California enacted the California Consumer Privacy Act (the “CCPA”), which became effective January 2020 and requires companies that process information on California residents to, among other things, provide new disclosures and options to consumers about data collection, use and sharing practices.

Moreover, each of the GDPR and the CCPA confer a private right-of-action on certain individuals and associations. Our failure to adhere to or successfully implement appropriate processes to adhere to the requirements of GDPR, CCPA and other evolving laws and regulations in this area could result in financial penalties, legal liability and could damage our and our Concepts’ brands’ reputations.

Unreliable or inefficient restaurant or consumer-facing technology or the failure to successfully implement technology initiatives in the future could adversely impact operating results.

We and our Concepts’ franchisees rely heavily on information technology systems in the conduct of our business, some of which are managed, hosted, provided and/or used by third parties, including, for example, point-of-sale processing in our restaurants, management of our supply chain, and various other processes and procedures. These systems are subject to damage, interruption or failure due to theft, fire, power outages, telecommunications failure, computer viruses, security breaches, malicious cyber-attacks or other catastrophic events. Certain technology systems may also be unreliable or inefficient, and technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems operations. If our or our Concepts' franchisees' information technology systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, customer or employee dissatisfaction, or negative publicity that could negatively impact our reputation, results of operations and financial condition.

We and our Concepts’ franchisees rely on technology not only to efficiently operate our restaurants but also to drive the customer experience, sales growth and margin improvement. Execution of our growth strategy will be dependent on our initiatives to implement proprietary and third-party technology solutions and gather and leverage data to enhance restaurant operations and improve the customer experience. We may not be able recruit and retain qualified individuals for these efforts, and there is intense competition for qualified technology systems developers necessary to develop and implement new technologies for our growth initiatives, including increasing our digital relationships with customers. Our strategic technology initiatives may not be implemented in a timely manner or may not achieve the desired results. Even if we effectively implement and manage our technology initiatives, they may not result in sales growth or margin improvement. Additionally, implementing the evolving technology demands of the consumer may place a significant financial burden on us and our Concepts’ franchisees. Moreover, our failure to adequately invest in new technology or adapt to technological developments and industry trends, particularly with respect to digital commerce capabilities, could result in a loss of customers and related market share. If our Concepts’ digital commerce platforms do not meet customers’ expectations in terms of security, speed, attractiveness or ease of use, customers may be less inclined to return to such digital commerce platforms, which could negatively impact our business.

There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales. Such platforms may experience disruptions, which could harm our ability to compete and conduct our business.

Customers are increasingly using e-commerce websites and apps, both domestically and internationally, like pizzahut.com, Pizza Hut, KFC and Taco Bell apps, as well as apps owned by third-party delivery aggregators such as Grubhub and third-party mobile payment processors, to order and pay for our Concepts’ products. As a result, our Concepts and our Concepts’ franchisees are increasingly reliant on digital ordering and payment as a sales channel. These digital ordering and payment platforms could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage or acts of God. In particular, Pizza Hut relies on digital orders for a significant portion of its sales and could experience and has experienced interruptions of its digital ordering platforms, which limited or delayed customers’ ability to order through such platforms or made customers less inclined to return to such platforms. Any such limitation or delay would negatively impact Pizza Hut’s sales and customer experience and perception.

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

The products sold by our Concepts and their franchisees are sourced from a wide variety of domestic and international suppliers although certain products have limited suppliers, which increases our reliance on those suppliers. We, along with our Concepts’ franchisees, are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices.  Shortages or interruptions in the supply of food items and other supplies to our Concepts’ restaurants have happened from time to time and could adversely affect the availability, quality and cost of items we use and the operations of our restaurants.   Future shortages or disruptions could be caused by inclement weather, natural disasters, inaccurate forecasting of customer demand, problems in production or distribution, restrictions on imports or exports including due to trade disputes, the inability of vendors to obtain credit, political instability in the countries in which the suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards or requirements, transitioning to new suppliers or distributors, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements, product recalls, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control or the control of our Concepts’ franchisees.

Moreover, the withdrawal of the United Kingdom from the European Union which occurred effective as of January 31, 2020, to be followed by a transition period which is scheduled to expire on December 31, 2020 (unless otherwise extended) in which the United Kingdom and the European Union will negotiate the terms of this withdrawal, may give to rise to economic, financial, legal, tax and trade uncertainties that may adversely impact us and could, depending on the terms negotiated during the transition period, result in the reimposition of customs and border controls, which in turn may result in shortages or interruptions in supply to our Concepts in the United Kingdom with consequences similar to those described above.

In addition, in the U.S., the Company, along with representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, are members of Restaurant Supply Chain Solutions, LLC (“RSCS"), which is a third-party responsible for purchasing certain restaurant products and equipment, and McLane Foodservice, Inc. ("McLane") serves as the largest distributor for each of the Company’s Concepts in the U.S. Any failure or inability of our significant suppliers or distributors, including RSCS or McLane to perform could result in shortages or interruptions in the availability of food and other supplies.

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

The loss of key personnel, or labor shortages or difficulty finding qualified employees could slow our growth, harm our business and reduce our profitability.

Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business.

In addition, our restaurant operations are highly service-oriented and our success depends in part upon our and our Concepts’ franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. The market for qualified employees in the retail food industry is very competitive. Any future inability to recruit and retain qualified individuals may delay our planned use, development or deployment of technology or the planned openings of new restaurants by us and our Concepts’ franchisees which could have a material adverse impact on the operation of our Concepts’ existing restaurants.

In addition, strikes, work slowdowns or other job actions may become more common. In the event of a strike, work slowdown or other labor unrest, the ability to adequately staff our Concepts’ restaurants could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

Changes in labor and other operating costs could adversely affect our and our franchisees’ results of operations.

An increase in the costs of employee wages, benefits and insurance (including workers’ compensation, general liability, property and health) as well as other operating costs such as rent and energy costs could adversely affect our and our franchisees’ operating results.  Such increases could result from general economic or competitive conditions or from government imposition of higher minimum wages at the federal, state or local level. Moreover, there may be a long-term trend toward higher wages in developing markets Any increase in such operating expenses could adversely affect our and our Concepts’ franchisees’ profit margins. In addition, competition for qualified employees could also compel us or our Concepts’ franchisees to pay higher wages to attract or retain key crew members, which could result in higher labor costs and decreased profitability.

An increase in food prices may have an adverse impact on our and our Concepts’ franchisees’ profit margins.

Our and our Concepts’ franchisees’ businesses depend on reliable sources of large quantities of raw materials such as proteins (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Raw materials purchased for use in our Concepts’ restaurants are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as weather conditions, or natural events or disasters that affect expected harvests of such raw materials, taxes and tariffs (including as a result of trade disputes), industry demand, food safety concerns, product recalls, governmental regulation and other factors, all of which are beyond our control and in many instances are unpredictable. As a result, the historical prices of raw materials used in the operation of our Concepts’ restaurants have fluctuated. We cannot assure that we or our Concepts’ franchisees will continue to be able to purchase raw materials at reasonable prices, or that the cost of raw materials will remain stable in the future. In addition, a significant increase in gasoline prices could result in the imposition of fuel surcharges by our distributors.

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

Our success depends in large part upon our ability and our Concepts’ franchisees’ ability to maintain and enhance the value of our brands and our customers’ loyalty to our brands.  Brand value is based in part on consumer perceptions on a variety of subjective qualities. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, and the manner in which we source the commodities we use. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that may affect perceptions of our Concepts’ brands generally or relative to available alternatives. In addition, business incidents, whether isolated or recurring, and whether originating from us, our Concepts’ restaurants, franchisees, competitors, governments, suppliers or distributors, can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation or investigations.  For example, our Concepts’ brands could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our suppliers, distributors or franchisees or that we, our Concepts’ franchisees or other business partners are acting in an unethical, illegal, racially-biased or socially irresponsible manner, regardless of whether such claims or perceptions are true. Similarly, entities in our supply chain may engage in conduct, including alleged human rights abuses or environmental wrongdoing, and any such conduct could damage our or our Concepts’ brands’ reputations. Any such incidents (even if resulting from actions of a competitor or franchisee) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Concepts’ brands and/or our products and reduce consumer demand for our products, which would likely result in lower revenues and profits. Additionally, our corporate reputation could suffer from a real or perceived failure of corporate governance or misconduct by a Company officer, or an employee or representative of us or a franchisee.

We could be party to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We are regularly involved in legal proceedings, which include regulatory claims or disputes, consumer, personal injury, claims from franchisees employment, real estate related, tort, intellectual property, breach of contract, securities, derivative and other litigation. See the discussion of legal proceedings in Note 19 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, lawsuits are subject to inherent uncertainties (some of which are beyond the Company’s control), and unfavorable rulings or developments could occur. Moreover, regardless of whether any such claims have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend, may divert resources and management attention away from our operations, and may negatively impact our results of operations.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations.  Moreover, any adverse publicity resulting from these allegations may also adversely affect our Concepts’ reputations, which in turn could adversely affect our results of operations.

In addition, the restaurant industry around the world has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to customer health issues, including weight gain and other adverse effects. We may also be subject to such claims in the future and, even if we are not, publicity about these matters (particularly directed at the quick service and fast-casual segments of the retail food industry) may harm our Concepts’ reputations and adversely affect our business, financial condition and results of operations. Moreover, these could lead to an increase in the regulation of the content or marketing of our products, including legislation or regulation seeking to tax and/or regulate high-fat foods, foods with high sugar and salt content, or foods otherwise deemed to be “unhealthy,” which could increase costs of compliance and remediation to us and our franchisees.

Changes in, or noncompliance with, governmental regulations may adversely affect our business operations, growth prospects or financial condition.

The Company, and our Concepts and their franchisees, are subject to numerous laws and regulations around the world. These laws change regularly and are increasingly complex. For example, we are subject to:

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

•
Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws regulating the use of certain “hazardous equipment”, building and zoning, and fire safety and prevention.

•	Laws and regulations relating to union organizing rights and activities.

•	Laws relating to information security, privacy (including the European Union's GDPR and California's CCPA), cashless payments, and consumer protection.

•	Laws relating to currency conversion or exchange.

•	Laws relating to international trade and sanctions.

•	Tax laws and regulations.

•	Anti-bribery and anti-corruption laws.

•	Environmental laws and regulations.

•	Federal and state immigration laws and regulations in the U.S.

Compliance with new or existing laws and regulations could impact our or our Concepts’ franchisees’ operations. The compliance costs associated with these laws and regulations could be substantial. In addition, if any governmental authority were to adopt and implement a broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under laws such as the National Labor Relations Act in a manner that is applied generally to franchise relationships (which broader standards in the past have been adopted by U.S. governmental agencies such as the National Labor Relations Board), this could cause us or our Concepts to be liable or held responsible for unfair labor practices and other violations and could subject our Concepts to other liabilities, and/or require our Concepts to conduct collective bargaining negotiations, regarding employees of totally separate, independent employers, most notably our Concepts’ franchisees. Further, a recently-enacted law in California sets out an employment classification test that established a new standard for determining employee or independent contractor status. This law and any similar laws enacted at the federal, state or local level, could increase our and our franchisees’ labor costs and decrease profitability or could cause our franchisees to be deemed employees of our Concepts.

Any failure or alleged failure to comply with applicable laws or regulations could adversely affect our reputation, international expansion efforts, growth prospects and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. Publicity relating to any such noncompliance could also harm our Concepts’ reputations and adversely affect our revenues.

Additionally, we are working to manage the risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, and diminishing energy and water resources. These risks include the increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, animal health and welfare, deforestation and land use. These risks also include the increased pressure to make commitments, set targets, or establish additional goals and take actions to meet them. These risks could expose us to market, operational, reputational and execution costs or risks.

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

Tax matters, including changes in tax rates or laws, disagreements with taxing authorities, imposition of new taxes and our restructurings could impact our results of operations and financial condition.

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

In addition, we are directly and indirectly affected by new tax laws and regulation and the interpretation of tax laws and regulations worldwide. Changes in laws, regulation or interpretation of existing laws and regulations in the U.S. and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our results of operations and financial condition. Changes in tax laws may arise as a result of tax policy guidance issued by the Organisation for Economic Co-operation and Development (“OECD”), a coalition of member nations including the United States. The OECD guidance, referred to as the Base Erosion and Profit Shifting (“BEPS”) Action Plan, does not have the force of law, but certain countries may enact tax legislation, modify tax treaties, and/or increase audit scrutiny based on the BEPS guidance. To the extent BEPS principles are adopted by major jurisdictions in which we operate, it could increase our taxes and have a material adverse impact on our results of operations and financial position. We have in the past and may in the future adapt our entity and operating structure in response to and in compliance with changes in tax laws, regulations, or interpretation of existing laws and regulations. Such restructurings could result in material incremental tax costs associated with restructuring transactions or operations of the structure. In addition, public perception that we are not paying a sufficient amount of taxes could damage our Concepts’ reputations, which could harm our profitability.

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

We regard our Yum®, KFC®, Pizza Hut®, and Taco Bell® service marks, and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from infringement. We have registered certain trademarks and service marks in the U.S. and foreign jurisdictions. However, from time to time we become aware of names and marks identical or confusingly similar to our service marks being used by other persons. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our brands and adversely affect our business. In addition, effective intellectual property protection may not be available in every country in which our Concepts have, or may in the future open or franchise, a restaurant, and the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. There can be no assurance that the steps we have taken to protect our intellectual property or the legal protections which may be available will be adequate, and defending or enforcing our service marks and other intellectual property could result in the expenditure of significant resources or result in significant harm to our business, reputation, financial condition, and results of operations. We may also face claims of infringement that could interfere with the use of the proprietary know-how, recipes, or trade secrets used in our business. Defending against such claims may be costly, and we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

Our business may be adversely impacted by changes in consumer discretionary spending and general economic conditions.

Our and our franchisees' results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions globally or in one or more of the markets we serve, and are susceptible to economic slowdowns and recessions.  Some of the factors that impact discretionary consumer spending include unemployment and underemployment rates, fluctuations in the level of disposable income, the price of gasoline and other inflationary pressures, stock market performance and changes in the level of consumer confidence.  These and other macroeconomic factors could have an adverse effect on our or our franchisees’ sales, profitability or development plans, which could harm our financial condition and operating results.

The retail food industry in which we operate is highly competitive.

Our Concept restaurants compete with international, national and regional restaurant chains as well as locally-owned restaurants, and the retail food industry in which our Concepts operate is highly competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives (including the frequent use by our competitors of price discounting, such as through value meal menu options, coupons and other methods), customer service, reputation, restaurant location, and attractiveness and maintenance of properties. In addition, our Concepts compete within the retail food industry for management and hourly personnel, suitable real estate sites, and qualified franchisees. If consumer or dietary preferences change, if our marketing efforts and/or launch of new products are unsuccessful, or if our Concepts’ restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our and our franchisees' businesses could be adversely affected.   We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes.  Competition from delivery aggregators and other food delivery services has also increased in recent years, particularly in urbanized areas, and is expected to continue to increase. Increased competition could have an adverse effect on sales, profitability or development plans, which could harm our or our franchisees’ financial condition and operating results.

We may not realize the anticipated benefits from past or potential future acquisitions, investments or other strategic transactions.

From time to time we evaluate and may complete mergers, acquisitions, divestitures, joint ventures, strategic partnerships, minority investments (which may include minority investments in third parties, such as franchisees or master franchisees) and other strategic transactions, including our pending acquisition of The Habit Restaurants, Inc. (in respect of which a definitive agreement was signed in January 2020), our strategic alliance with Telepizza Group S.A. effectuated in December 2018, our acquisition of QuikOrder, LLC completed in December 2018 and our minority investment in Grubhub, Inc. completed in April 2018. While we currently contemplate that the acquisition of The Habit Restaurants, Inc. will be completed by the end of the first quarter of 2020, there is no guarantee that this acquisition will be completed on this time frame or at all.

Past and potential future strategic transactions may involve various inherent risks, including, without limitation:

•
expenses, delays or difficulties in integrating acquired companies, joint venture operations, strategic partnerships or investments into our organization, including the failure to realize expected synergies and/or the inability to retain key personnel;

•	diversion of management’s attention from other initiatives and/or day-to-day operations to effectively execute our growth strategy;

•	inability to generate sufficient revenue, profit, and cash flow from acquired companies, joint ventures, strategic partnerships or investments;

•	the possibility that we have acquired substantial contingent or unanticipated liabilities in connection with acquisitions or other strategic transactions; and

•	the possibility that investments we have made may decline significantly in value.

Past and potential future strategic transactions may not ultimately create value for us and may harm our reputation and materially adversely affect our business, financial condition and results of operations. In addition, we account for certain investments, including our investment in Grubhub, on a mark-to-market basis and, as a result, changes in the fair value of these investments impact our reported results. Changes in market prices for equity securities are unpredictable, and our investment in Grubhub has caused, and could continue to cause, significant fluctuations in our results of operations.

Our substantial indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of December 31, 2019, our total outstanding short-term borrowings and long-term debt was approximately $10.6 billion. Subject to the limits contained in the agreements governing our outstanding indebtedness, we may incur additional debt from time to time, which would increase the risks related to our high level of indebtedness.

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

•
increasing our exposure to the risk of discontinuance, replacement or modification of certain reference rates, including LIBOR, which are used to calculate applicable interest rates of our indebtedness and certain derivative instruments that hedge interest rate risk;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing;

•
imposing restrictive covenants on our operations as the result of the terms of our indebtedness, which, if not complied with, could result in an event of default, which in turn, if not cured or waived, could result in the acceleration of the applicable debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies; and

•	increasing our exposure to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and our debt is primarily denominated in U.S. dollars.

There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other liquidity needs. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in amounts sufficient to pay our indebtedness or to fund other liquidity needs, our financial condition and results of operations may be adversely affected. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business and financial condition.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2019 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2019, the Company’s Concepts owned land, building or both for 337 restaurants worldwide in connection with the operation of our 913 Company-owned restaurants.  These restaurants are further detailed as follows:

•	The KFC Division owned land, building or both for 73 restaurants.

•	The Pizza Hut Division owned land, building or both for 5 restaurants.

•	The Taco Bell Division owned land, building or both for 259 restaurants.

The Company currently also owns land, building or both related to approximately 500 restaurants and leases land, building or both related to approximately 400 restaurants, not included in the property counts above, that it leases or subleases to franchisees, principally in the U.S., United Kingdom, Australia, Germany and France.

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

The Company is subject to various lawsuits covering a variety of allegations. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company include, but are not limited to, claims from franchisees, suppliers, employees, customers, governments and others related to operational, foreign exchange, tax, franchise, contractual or employment issues as well as claims that the Company has infringed on third-party intellectual property rights. In addition, the Company brings claims from time-to-time relating to infringement of, or challenges to, our intellectual property, including registered marks. Finally, as a publicly-traded company, disputes arise from time-to-time with our shareholders, including allegations that the Company breached federal securities laws or that officers and/or directors breached fiduciary duties. Descriptions of significant current specific claims and contingencies appear in Note 19, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, which is incorporated by reference into this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

The executive officers of the Company as of February 19, 2020, and their ages and current positions as of that date are as follows:

David Gibbs, 56, is Chief Executive Officer of YUM a position he has held since January 2020. Prior to that, he served as President and Chief Operating Officer from August 2019 to December 2019, as President, Chief Financial Officer and Chief Operating Officer from January 2019 to August 2019 and as President and Chief Financial Officer from May 2016 to December 2018. Prior to these positions, he served as Chief Executive Officer of Pizza Hut Division from January 2015 to April 2016. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December 2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Scott Catlett, 43, is General Counsel and Corporate Secretary of YUM. He has severed in this position since July 2018. Prior to serving as General Counsel he served as Vice President and Deputy General Counsel of YUM from November 2015 to June 2018. From September 2007 to October 2015 Mr. Catlett held various YUM positions including Vice President & Associate General Counsel.

Mark King, 60, is Chief Executive Officer of Taco Bell Division, a position he has held since August 2019. Before joining YUM, Mr. King served as President, adidas Group North America from June 2014 to June 2018 and as Chief Executive Officer of TaylorMade-adidas Golf from 2003 to 2014.

Tony Lowings, 61, is Chief Executive Officer of KFC Division, a position he has held since January 2019. Prior to that, he served as President and Chief Operations Officer of KFC Division from August 2018 to December 2018. From November 2016 to July 2018 he served as Managing Director of Asia-Pacific and from February 2013 to October 2016 as Managing Director of KFC SOPAC (Australia and New Zealand). Mr. Lowings served in various positions including Chief Operations Officer of YRI and Managing Director of Latin America and the Caribbean for KFC, Pizza Hut and Taco Bell and General Manager of KFC and Pizza Hut in Australia and New Zealand from January 2010 to January 2013.

David Russell, 50, is Senior Vice President, Finance and Corporate Controller of YUM. He has served as YUM's Corporate Controller since February 2011 and as Senior Vice President, Finance since February 2017. Prior to serving as Corporate Controller, Mr. Russell served in various positions at the Vice President level in the YUM Finance Department, including Controller-Designate from November 2010 to February 2011 and Vice President, Assistant Controller from January 2008 to December 2010.

Tracy Skeans, 47, is Chief Transformation and People Officer of YUM. She has served as Chief People Officer since January 2016 and Chief Transformation Officer since November 2016. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From July 2009 to September 2011, she served as Director of Human Resources for Pizza Hut U.S and was on the Pizza Hut U.S. Finance team from September 2000 to June 2009.

Arthur Starrs, 43, is Chief Executive Officer of Pizza Hut Division, a position he has held since August 2019. He served as President of Pizza Hut U.S. from May 2016 to July 2019 and he served as General Manager and Chief Financial Officer of Pizza Hut U.S. from November 2013 to April 2016.

Christopher Turner, 45, is Chief Financial Officer of YUM, a position he has held since August 2019. Before joining YUM, he served as Senior Vice President and General Manager in PepsiCo’s retail and e-commerce businesses with Walmart in the U.S. and more than 25 countries and across PepsiCo’s brands from December 2017 to July 2019. Prior to leading PepsiCo’s Walmart business, he served in various positions including Senior Vice President of Transformation for PepsiCo’s Frito-Lay North America business from July 2017 to December 2017 and Senior Vice President of Strategy for Frito-Lay from February 2016 to June 2017. Prior to joining PepsiCo, he was a partner in the Dallas office of McKinsey & Company, a strategic management consulting firm.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividend Policy

The Company’s Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange ("NYSE").

As of February 12, 2020, there were 40,958 registered holders of record of the Company’s Common Stock.

In 2019, the Company declared and paid four cash dividends of $0.42 per share. Over the long term, the Company targets an annual dividend payout ratio of 45% to 50% of Net Income, before Special Items and excluding mark-to-market adjustments related to our investment in Grubhub common stock.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2019, with respect to shares of Common Stock repurchased by the Company during the quarter then ended.

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
10/1/19 - 10/31/19	1,108	$110.34	1,108	$507
11/1/19- 11/30/19	2,140	$98.63	2,140	$2,296
12/1/19 - 12/31/19	—	$—	—	$2,000
Total	3,248		3,248

On November 21, 2019, our Board of Directors authorized share repurchases through June 2021 of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2019, we have remaining capacity to repurchase up to $2 billion of Common Stock under this authorization. An August 2018 share repurchase authorization, with unutilized share repurchase capacity of $296 million, expired on December 31, 2019.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Discretionary Sector Index, a peer group that includes YUM, for the period from December 31, 2014 to December 31, 2019. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2014 and that all cash dividends were reinvested.

	12/31/2014	12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019
YUM	$100	$103	$127	$166	$190	$212
S&P 500	$100	$101	$113	$138	$132	$174
S&P Consumer Discretionary	$100	$110	$117	$144	$145	$185

Source of total return data: Bloomberg

Item 6.	Selected Financial Data.
Selected Financial Data
Yum! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	2019	2018	2017	2016	2015
Income Statement Data
Revenues
Company sales	$1,546	$2,000	$3,572	$4,189	$4,336
Franchise and property revenues	2,660	2,482	2,306	2,167	2,082
Franchise contributions for advertising and other services	1,391	1,206	—	—	—
Total	5,597	5,688	5,878	6,356	6,418
Refranchising (gain) loss	(37)	(540)	(1,083)	(163)	23
Operating Profit	1,930	2,296	2,761	1,682	1,434
Other pension (income) expense	4	14	47	32	40
Interest expense, net	486	452	445	307	141
Income from continuing operations before income taxes	1,373	1,839	2,274	1,345	1,253
Income from continuing operations	1,294	1,542	1,340	1,018	926
Income from discontinued operations, net of tax	N/A	N/A	N/A	625	357
Net Income	1,294	1,542	1,340	1,643	1,283
Basic earnings per share from continuing operations	4.23	4.80	3.86	2.58	2.13
Basic earnings per share from discontinued operations	N/A	N/A	N/A	1.59	0.82
Basic earnings per share	4.23	4.80	3.86	4.17	2.95
Diluted earnings per share from continuing operations	4.14	4.69	3.77	2.54	2.09
Diluted earnings per share from discontinued operations	N/A	N/A	N/A	1.56	0.81
Diluted earnings per share	4.14	4.69	3.77	4.10	2.90
Diluted earnings per share from continuing operations excluding Special Items	3.55	3.17	2.96	2.46	2.31
Cash Flow Data
Provided by operating activities	$1,315	$1,176	$1,030	$1,248	$1,260
Capital spending	196	234	318	427	442
Proceeds from refranchising of restaurants	110	825	1,773	370	213
Repurchase shares of Common Stock	815	2,390	1,960	5,403	1,200
Dividends paid on Common Stock	511	462	416	744	730
Balance Sheet Data
Total assets	$5,231	$4,130	$5,311	$5,453	$4,939
Long-term debt	10,131	9,751	9,429	9,059	2,988
Total debt	10,562	10,072	9,804	9,125	3,908
Other Data
Number of units at year end
Franchise	49,257	47,268	43,603	40,834	39,320
Company	913	856	1,481	2,841	3,163
System	50,170	48,124	45,084	43,675	42,483
System net new unit growth	4%	7%	3%	3%	3%
System and same-store sales
KFC Division System sales	$27,900	$26,239	$24,515	$23,242	$22,628
System sales growth (decline)	6%	7%	5%	3%	(3)%
System sales growth, ex FX and 53rd week	9%	6%	6%	6%	5%
Same-store sales growth	4%	2%	3%	2%	1%
Pizza Hut Division System sales	$12,900	$12,212	$12,034	$12,019	$11,999
System sales growth (decline)	6%	1%	—%	—%	(1)%
System sales growth, ex FX and 53rd week	7%	1%	2%	1%	3%
Same-store sales growth (decline)	—%	—%	—%	(2)%	—%
Taco Bell Division System sales	$11,784	$10,786	$10,145	$9,660	$9,102
System sales growth	9%	6%	5%	6%	8%
System sales growth, ex FX and 53rd week	8%	6%	7%	5%	8%
Same-store sales growth	5%	4%	4%	2%	5%
Shares outstanding at year end	300	306	332	355	420
Cash dividends declared per common share	$1.68	$1.44	$0.90	$1.73	$1.74
Market price per share at year end	$100.73	$91.92	$81.61	$63.33	$73.05

The table above reflects the impact of the adoption of new lease accounting standards in fiscal year 2019. Refer to Note 2 in our Consolidated Financial Statements for information regarding our adoption of the new lease standards.

The table above reflects the impact of the adoption of new revenue recognition accounting standards in fiscal year 2018. Refer to Note 2 in our Consolidated Financial Statements for further information.

System sales growth measures in 2019 and System unit growth in 2018 reflects the addition of approximately 1,300 Telepizza units in December 2018. See Management's Discussion and Analysis ("MD&A") Part II, Item 7 for a description of the Telepizza strategic alliance.

Fiscal years for our U.S. and certain international subsidiaries that operate on a weekly periodic calendar include 52 weeks in 2018, 2017 and 2015 and 53 weeks in 2019 and 2016. Refer to Note 2 in our Consolidated Financial Statements for additional details related to our fiscal calendar, including the impact of the 53rd week on our results in 2019. In 2019, the 53rd week added $24 million to Operating Profit and $17 million to our Net Income. In 2016, the 53rd week added $28 million to Operating Profit.

Discontinued operations in 2016 and 2015 reflects the spin-off of our China business into an independent, publicly-traded company (the "Separation").

The historical stock price for year end 2015 does not reflect any adjustment for the impact of the Separation.

The non-GAAP measures of System sales growth, System sales growth excluding the impacts of foreign currency translation ("FX") and 53rd week and Diluted earnings per share from continuing operations excluding Special Items are discussed in further detail in our MD&A within Part II, Item 7.

Same-store sales growth and System net new unit growth are performance metrics and discussed in further detail in our MD&A within Part II, Item 7.

See discussion of our 2019, 2018 and 2017 Special Items in our MD&A. Special Items in 2016 positively impacted Operating Profit by $35 million and positively impacted Net Income by $33 million, primarily due to Refranchising gains, partially offset by $67 million in costs associated with YUM's Strategic Transformation Initiatives, $30 million in share-based compensation charges related to the Separation and $26 million due to costs associated with the KFC Acceleration Agreement. Additionally, in 2016, we incurred $26 million within Other Pension (income) expense primarily due to a settlement charge associated with an option for certain employees to voluntarily elect an early payout of their pension benefits. Special Items in 2015 negatively impacted Operating Profit by $91 million and negatively impacted Net Income by $95 million, due to costs associated with the KFC Acceleration Agreement and Refranchising losses.

Selected financial data for years 2016 and 2015 has been recast from that originally presented to present a change in our reporting calendar and the retroactive adoption of an accounting standard related to the presentation of net periodic pension cost and net periodic postretirement benefit cost.

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

Yum! Brands, Inc. ("Company", “YUM”, "we", "us" or "our") franchises or operates a worldwide system of over 50,000 restaurants in more than 150 countries and territories, primarily under the concepts of KFC, Pizza Hut and Taco Bell (collectively, the "Concepts"). These three Concepts are global leaders of the chicken, pizza and Mexican-style food categories, respectively.  Of the over 50,000 restaurants, 98% are operated by franchisees.

As of December 31, 2019, YUM consists of three operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

Through our Recipe for Growth and Good we intend to unlock the growth potential of our Concepts and YUM, drive increased collaboration across our Concepts and geographies and consistently deliver better customer experiences, improved economics and higher rates of growth. Key enablers include accelerated use of technology and better leverage of our systemwide scale.

Our Recipe for Growth is based on four key drivers:

•	Unrivaled Culture and Talent: Leverage our culture and people capability to fuel brand performance and franchise success

•	Unmatched Operating Capability: Recruit and equip the best restaurant operators in the world to deliver great customer experiences

•	Relevant, Easy and Distinctive Brands: Innovate and elevate iconic restaurant brands people trust and champion

•	Bold Restaurant Development: Drive market and franchise expansion with strong economics and value

Our Recipe for Good reflects our global citizenship and sustainability strategy and practices, while reinforcing our public commitment to drive socially responsible growth, risk management and sustainable stewardship of our food, planet and people.

On October 11, 2016 YUM announced our transformation plans to drive global expansion of our KFC, Pizza Hut and Taco Bell brands (“YUM's Strategic Transformation Initiatives”) following the spin-off of our China business into an independent publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”).   At this time, we established transformation goals that were met by the end of 2019 including becoming:

•
More Focused.   By focusing on four growth drivers similar to those that make up our Recipe for Growth above we accelerated system sales growth to 8% in 2019 (excluding the impacts of the 53rd week and foreign currency translation).

•	More Franchised. The Company successfully increased franchise restaurant ownership to 98% as of the end of 2018.

•	More Efficient. The Company revamped its financial profile, improving the efficiency of its organization and cost structure globally, by:

•
Reducing annual capital expenditures associated with Company-operated restaurant maintenance and other projects and funded additional capital for new Company units through the refranchising of existing Company units.  Capital spending in 2019 net of refranchising proceeds was $86 million.

•	Lowering General and administrative expenses ("G&A") to 1.7% of system sales in 2019; and

•	Maintaining an optimized capital structure of ~5.0x Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) leverage.

From 2017 through 2019, we returned $6.5 billion to shareholders through share repurchases and cash dividends. We funded these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our ~5.0x EBITDA leverage. We generated pre-tax proceeds of $2.8 billion through our refranchising initiatives to achieve targeted franchise ownership of 98%. Refer to the Liquidity and Capital Resources section of this MD&A for additional details.

Going forward, we expect to:

•	Maintain a capital structure of ~5.0x EBITDA leverage;

•	Invest capital in a manner consistent with an asset light, franchisor model; and

•	Allocate G&A in an efficient manner that provides leverage to operating profit growth while at the same time opportunistically investing in strategic growth initiatives.

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•
Same-store sales growth is the estimated percentage change in sales of all restaurants that have been open and in the YUM system for one year or more, including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends. In 2019, when calculating same-store sales growth we also included in our prior year base the sales of stores that were added as a result of the Telepizza strategic alliance in December 2018 and that were open for one year or more. See description of the Telepizza strategic alliance within this MD&A.

•
Net new unit growth reflects new unit openings offset by store closures, by us and our franchisees. To determine whether a restaurant meets the definition of a unit we consider whether the restaurant has operations that are ongoing and independent from another YUM unit, serves the primary product of one of our Concepts, operates under a separate franchise agreement (if operated by a franchisee) and has substantial and sustainable sales. We believe net new unit growth is useful to investors because we depend on net new units for a significant portion of our growth. Additionally, net new unit growth is generally reflective of the economic returns to us and our franchisees from opening and operating our Concept restaurants.

•
Company restaurant profit ("Restaurant profit") is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales. Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales. Restaurant profit is useful to investors as it provides a measure of profitability for our Company-owned stores.

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"), the Company provides the following non-GAAP measurements.

•
System sales, System sales excluding the impacts of foreign currency translation ("FX"), and, in 2019, System sales excluding FX and the impact of the 53rd week for our U.S. subsidiaries and certain international subsidiaries that operate on a weekly periodic calendar. System sales include the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants. Sales at franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Franchise restaurant sales are not included in Company sales on the Consolidated Statements of Income; however, the franchise and license fees derived from franchise restaurants are included in the Company’s revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates all of our significant revenue drivers, Company and franchise same-store sales as well as net unit growth.

•	Diluted Earnings Per Share excluding Special Items (as defined below);

•	Effective Tax Rate excluding Special Items;

•
Core Operating Profit and, in 2019, Core Operating Profit excluding the impact of the 53rd week. Core Operating Profit excludes Special Items and FX and we use Core Operating Profit for the purposes of evaluating performance internally.

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

For 2019 we provided Core Operating Profit excluding the impact of the 53rd week and System sales excluding the impact of the 53rd week to further enhance the comparability given the 53rd week that was part of our fiscal calendar in 2019.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago and unless otherwise stated include the impact of a 53rd week in 2019.  For discussion of our results of operations for 2018 compared to 2017, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019.

For 2019, GAAP diluted EPS decreased 12% to $4.14 per share, and diluted EPS, excluding Special Items, increased 12% to $3.55 per share.

2019 financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+10	+4	+7	+10	+14
Pizza Hut Division	+8	Even	+1	+6	+8
Taco Bell Division	+9	+5	+4	+8	+8
Worldwide	+9	+3	+4	(16)	+12

Results Excluding 53rd Week in 2019 (% Change)
	System Sales, ex FX	Core Operating Profit
KFC Division	+9	+13
Pizza Hut Division	+7	+7
Taco Bell Division	+8	+6
Worldwide	+8	+11

Additionally:

•
Adjusting the prior year base to include units added as a result of our fourth quarter 2018 strategic alliance with Telepizza, system sales growth, excluding the impacts of foreign currency translation and 53rd week, would have been 7% and 2% for Worldwide and the Pizza Hut Division, respectively.

•	During the year, we opened 2,040 net new units for 4% net new unit growth.

•
During the year, we refranchised 25 restaurants and sold certain restaurant assets associated with existing franchise restaurants to the franchisee for total pre-tax proceeds of $110 million.  We recorded net refranchising gains of $37 million related to these transactions.

•	During the year, we repurchased 7.8 million shares totaling $810 million at an average price of $104.

•	During the year, we recognized pre-tax expense of $77 million related to the change in fair value of our investment in Grubhub, which resulted in a negative ($0.19) impact to diluted EPS on the year.

•	Foreign currency translation impacted Divisional Operating Profit unfavorably for the year by $46 million.

•	Our effective tax rate for the year was 5.7% and our effective tax rate, excluding Special Items, was 19.8%.

Worldwide

GAAP Results

	Amount			% B/(W)
	2019	2018	2017	2019		2018
Company sales	$1,546	$2,000	$3,572	(23)		(44)
Franchise and property revenues	2,660	2,482	2,306	7		8
Franchise contributions for advertising and other services	1,391	1,206	—	15		N/A
Total revenues	$5,597	$5,688	$5,878	(2)		(3)

Restaurant profit	$311	$366	$618	(15)		(41)
Restaurant margin %	20.1%	18.3%	17.3%	1.8	ppts.	1.0	ppts.

G&A expenses	$917	$895	$999	(2)		10
Franchise and property expenses	180	188	237	4		21
Franchise advertising and other services expense	1,368	1,208	—	(13)		N/A
Refranchising (gain) loss	(37)	(540)	(1,083)	(93)		(50)
Other (income) expense	4	7	10	NM		NM
Operating Profit	$1,930	$2,296	$2,761	(16)		(17)

Investment (income) expense, net	67	(9)	(5)	NM		88
Other pension (income) expense	4	14	47	71		70
Interest expense, net	486	452	445	(8)		(1)
Income tax provision	79	297	934	74		68
Net Income	$1,294	$1,542	$1,340	(16)		15

Diluted EPS(a)	$4.14	$4.69	$3.77	(12)		24
Effective tax rate	5.7%	16.2%	41.1%	10.5	ppts.	24.9	ppts.

(a)	See Note 3 for the number of shares used in this calculation.

Performance Metrics

				% Increase (Decrease)
Unit Count	2019	2018	2017	2019	2018(a)
Franchise	49,257	47,268	43,603	4	8
Company-owned	913	856	1,481	7	(42)
Total	50,170	48,124	45,084	4	7

(a)	2018 unit growth includes units added as a result of our fourth quarter 2018 strategic alliance with Telepizza.

	2019	2018	2017
Same-Store Sales Growth %	3	2	2

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	2019	2018	2017
System Sales Growth %, reported	7	5	4
System Sales Growth %, excluding FX	9	5	4
System Sales Growth %, excluding FX and 53rd week	8	N/A	5
Core Operating Profit Growth %	12	Even	7
Core Operating Profit Growth %, excluding 53rd week	11	N/A	9
Diluted EPS Growth %, excluding Special Items	12	7	20
Effective Tax Rate excluding Special Items	19.8%	20.4%	18.8%

	Year
Detail of Special Items	2019	2018	2017
Refranchising gain (loss)(a)	$12	$540	$1,083
YUM's Strategic Transformation Initiatives (See Note 4)	—	(8)	(23)
Costs associated with Pizza Hut U.S. Transformation Agreement (See Note 4)	(13)	(6)	(31)
Costs associated with KFC U.S. Acceleration Agreement (See Note 4)	—	(2)	(17)
Non-cash credits (charges) associated with share-based compensation (See Note 4)	—	3	(18)
Other Special Items Income (Expense)(b)	(10)	3	7
Special Items Income (Expense) - Operating Profit	(11)	530	1,001
Special Items - Other Pension Income (Expense) (See Note 4)	—	—	(23)
Interest expense, net(b)	(2)	—	—
Special Items Income (Expense) before Income Taxes	(13)	530	978
Tax Expense on Special Items(c)	(30)	(96)	(256)
Tax Benefit - Intercompany transfer of intellectual property(d)	226	—	—
Tax Benefit (Expense) - U.S. Tax Act(e)	—	66	(434)
Special Items Income, net of tax	$183	$500	$288
Average diluted shares outstanding	313	329	355
Special Items diluted EPS	$0.59	$1.52	$0.81

Reconciliation of GAAP Operating Profit to Core Operating Profit and Core Operating Profit, excluding 53rd Week

Consolidated
GAAP Operating Profit	$1,930	$2,296	$2,761
Special Items Income (Expense) - Operating Profit	(11)	530	1,001
Foreign Currency Impact on Divisional Operating Profit(f)	(46)	1	N/A
Core Operating Profit	1,987	1,765	1,760
Impact of 53rd Week	24	N/A	N/A
Core Operating Profit, excluding 53rd Week	$1,963	$1,765	$1,760

KFC Division
GAAP Operating Profit	$1,052	$959	$981
Foreign Currency Impact on Divisional Operating Profit(f)	(39)	—	N/A
Core Operating Profit	1,091	959	981
Impact of 53rd Week	8	N/A	N/A
Core Operating Profit, excluding 53rd Week	$1,083	$959	$981

Pizza Hut Division
GAAP Operating Profit	$369	$348	$341
Foreign Currency Impact on Divisional Operating Profit(f)	(7)	1	N/A
Core Operating Profit	376	347	341
Impact of 53rd Week	3	N/A	N/A
Core Operating Profit, excluding 53rd Week	$373	$347	$341

Taco Bell Division
GAAP Operating Profit	$683	$633	$619
Foreign Currency Impact on Divisional Operating Profit(f)	—	—	N/A
Core Operating Profit	683	633	619
Impact of 53rd Week	13	N/A	N/A
Core Operating Profit, excluding 53rd Week	$670	$633	$619

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$4.14	$4.69	$3.77
Special Items Diluted EPS	0.59	1.52	0.81
Diluted EPS excluding Special Items	$3.55	$3.17	$2.96

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate, excluding Special Items
GAAP Effective Tax Rate	5.7%	16.2%	41.1%
Impact on Tax Rate as a result of Special Items(c)(d)(e)	(14.1)%	(4.2)%	22.3%
Effective Tax Rate excluding Special Items	19.8%	20.4%	18.8%

Reconciliation of GAAP Company sales to System sales, System sales, excluding FX and System sales, excluding FX and 53rd week

Consolidated
GAAP Company sales(g)	$1,546	$2,000	$3,572
Franchise sales	51,038	47,237	43,122
System sales	52,584	49,237	46,694
Foreign Currency Impact on System sales(h)	(1,169)	186	N/A
System sales, excluding FX	53,753	49,051	46,694
Impact of 53rd week	454	N/A	N/A
System sales, excluding FX and 53rd Week	$53,299	$49,051	$46,694

KFC Division
GAAP Company sales(g)	$571	$894	$1,928
Franchise sales	27,329	25,345	22,587
System sales	27,900	26,239	24,515
Foreign Currency Impact on System sales(h)	(898)	142	N/A
System sales, excluding FX	28,798	26,097	24,515
Impact of 53rd week	167	N/A	N/A
System sales, excluding FX and 53rd Week	$28,631	$26,097	$24,515

Pizza Hut Division
GAAP Company sales(g)	$54	$69	$285
Franchise sales	12,846	12,143	11,749
System sales	12,900	12,212	12,034
Foreign Currency Impact on System sales(h)	(259)	47	N/A
System sales, excluding FX	13,159	12,165	12,034
Impact of 53rd week	103	N/A	N/A
System sales, excluding FX and 53rd Week	$13,056	$12,165	$12,034

Taco Bell Division
GAAP Company sales(g)	$921	$1,037	$1,359
Franchise sales	10,863	9,749	8,786
System sales	11,784	10,786	10,145
Foreign Currency Impact on System sales(h)	(12)	(3)	N/A
System sales, excluding FX	11,796	10,789	10,145
Impact of 53rd week	184	N/A	N/A
System sales, excluding FX and 53rd Week	$11,612	$10,789	$10,145

(a)
We have reflected as Special Items those refranchising gains and losses that were recorded in connection with or prior to our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded during 2019 as Special Items primarily include gains or losses associated with sales of underlying real estate associated with stores that were franchised as of December 31, 2018 or true-ups to refranchising gains and losses recorded prior to December 31, 2018.

During the years ended December 31, 2019, 2018 and 2017, we recorded net refranchising gains of $12 million, $540 million and $1,083 million, respectively, that have been reflected as Special Items.

(b)
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

(c)
Tax Expense on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. Additionally, we increased our Income tax provision by $34 million in the fourth quarter of 2019 to record a reserve against and by $19 million in the second quarter of 2018 to correct an error related to the tax recorded on a prior year divestiture, the effects of which were previously recorded as a Special Item.

(d)
During the year ended December 31, 2019 we completed intercompany transfers of certain intellectual property rights.   As a result of the transfer of certain of these rights, largely to subsidiaries in the United Kingdom, we received a step-up in tax basis to current fair value under applicable tax law.   To the extent this step-up in basis will be amortizable against future taxable income, we recognized a one-time deferred tax benefit of $226 million as a Special Item in the year ended December 31, 2019. See Note 17 for further discussion.

(e)
In 2018, we recorded a $35 million decrease related to our provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 ("Tax Act") that was reported as a Special Item.  We also recorded a Special Items tax benefit of $31 million in 2018 related to 2018 U.S. foreign tax credits that became realizable directly as a result of the impact of deemed repatriation tax expense associated with the Tax Act. We recognized $434 million in our 2017 Income tax provision that was reported as a Special Item as a result of the December 22, 2017 enactment of the Tax Act.

(f)
The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented. When determining applicable Core Operating Profit Growth percentages, the Core Operating Profit for the current year should be compared to the prior year Operating Profit, prior to adjustment for the prior year FX impact.

(g)	Company sales represents sales from our Company-operated stores as presented on our Consolidated Statements of Income.

(h)
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

Items Impacting Reported Results and/or Expected to Impact Future Results

The following items impacted reported results in 2019 and/or 2018 and/or are expected to impact future results. See also the Detail of Special Items section of this M&DA for other items similarly impacting results.

Extra Week in 2019

Fiscal 2019 included a 53rd week for all of our U.S. and certain international subsidiaries that operate on a period calendar. See Note 2 for additional details related to our fiscal calendar. The following table summarizes the estimated impact of the 53rd week on Revenues and Operating Profit for the year ended December 31, 2019. The 53rd week in 2019 favorably impacted Diluted EPS by $0.05 per share.

	KFC Division	Pizza Hut Division	Taco Bell Division	Total
Revenues
Company sales	$8	$1	$15	$24
Franchise and property revenues	9	5	10	24
Franchise contributions for advertising and other services	5	5	8	18
Total revenues	$22	$11	$33	$66

Operating Profit
Franchise and property revenues	$9	$5	$10	$24
Franchise contributions for advertising and other services	5	5	8	18
Restaurant profit	1	—	5	6
Franchise and property expenses	—	(1)	—	(1)
Franchise for advertising and other services expenses	(5)	(5)	(8)	(18)
G&A expenses	(2)	(1)	(2)	(5)
Operating Profit	$8	$3	$13	$24

Impact of Coronavirus Outbreak

Since the beginning of 2020, the novel coronavirus outbreak in mainland China has significantly impacted the operations of our largest master franchisee, Yum China, who pays us a continuing fee of 3% on system sales of our Concepts in mainland China. These continuing fees represented approximately 20% of the KFC Division and 16% of the PH Division operating profits in the year ended December 31, 2019. Through the date of the filing of this Form 10-K, Yum China has experienced widespread store closures and significant sales declines as a result of the coronavirus. Additionally, other nearby franchisees, such as those in Hong Kong and Taiwan, have experienced significant sales declines as well. While our Concepts outside of China have not experienced the same levels of same-store sales declines or store closures to date that Yum China has experienced, there can be no assurance that the impacts of the coronavirus will not have a material, adverse impact on our and our franchisees’ results on a more widespread basis. The coronavirus situation is ongoing and its dynamic nature makes it difficult to forecast any impacts on the Company’s 2020 results with any certainty. However, as of the date of this filing we expect our results for the quarter ending March 31, 2020 to be significantly impacted with potential continuing, adverse impacts beyond March 31, 2020.

Pizza Hut U.S. Franchisee Issues

During the year ended December 31, 2019 the Pizza Hut Division recorded $22 million in bad debt expense primarily associated with the nearly $600 million in continuing and initial fees earned in 2019 from franchisees. This represented an increase of $12 million versus the bad debt provision within the Division for the year ended December 31, 2018. The increased bad debt was largely attributable to a small number of U.S. franchisees who are facing financial challenges due to unit-level economics that have been pressured by wage increases and recent U.S. same-store sales declines of 1% in 2019, including a decline of 4% in the fourth quarter of 2019. Additionally, certain Pizza Hut U.S. franchisees are burdened by high debt service levels.

We continue to believe that the move of the Pizza Hut U.S. system to a more delivery-focused and modern estate will optimize our ability to grow the Pizza Hut U.S. system going forward. However, we could see impacts to our near-term results as we work through transitions of the estate and of certain franchise stores to new franchisees. These impacts could include expense related to further bad debts and payments we may be required to make with regard to franchisee lease obligations for which we remain secondarily liable. Additionally, Pizza Hut U.S. system sales could be negatively impacted by decreased system advertising spend due to lower franchisee contributions and closures of underperforming units, including certain units that are largely dine-in focused. Given the fluid nature of issues surrounding our Pizza Hut U.S. franchisees, in particular surrounding our largest Pizza Hut U.S. franchisee who owns approximately 1,225 units or 17% of the Pizza Hut U.S. system as of December 31, 2019, the potential impact to the Company’s 2020 results is difficult to forecast.

Refranchising Initiatives

During the years ended December 31, 2019, 2018 and 2017, we recorded net refranchising gains of $37 million, $540 million and $1,083 million, respectively.  We have reflected those refranchising gains and losses that were recorded in connection with or prior to our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018 as Special Items. In

2019 net refranchising gains reflected as Special Items included $12 million associated with sales of underlying real estate associated with stores that were franchised as of December 31, 2018 or true-ups to refranchising gains and losses recorded prior to December 31, 2018. All net refranchising gains recorded in 2018 and 2017 were reflected as Special Items.

Additionally, during the year ended December 31, 2019 we recorded net refranchising gains of $25 million that have not been reflected as Special Items. These net gains relate to the refranchising of restaurants in 2019 that were not part of and arose subsequent to our aforementioned plans to achieve 98% franchise ownership.

Investment in Grubhub

For the years ended December 31, 2019 and 2018 we recognized pre-tax expense of $77 million and pre-tax income of $14 million, respectively, related to changes in fair value in our investment in Grubhub, Inc. ("Grubhub").  See Note 4 for further discussion of our investment in Grubhub.

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

As a result of the alliance we added approximately 1,300 Telepizza units to our Pizza Hut Division unit count on December 30, 2018. In total approximately 2,300 Pizza Hut and Telepizza units are subject to the master franchise agreement as of December 31, 2019.

Based upon our ongoing and active maintenance of the Pizza Hut intellectual property as well as Telepizza’s active involvement in supply chain management and their role as a master franchisee, both parties are exposed to significant risks and rewards depending on the commercial success of the alliance. As a result, the alliance has been identified as a collaborative arrangement and upon consummation of the alliance no amounts were recorded in our Consolidated Financial Statements (other than insignificant success fees that were paid to third-party advisors). Subsequent to consummation of the deal, for all Pizza Hut restaurants that are part of the alliance, we are receiving a continuing fee of 3.5% of restaurant sales. Likewise, for most Telepizza restaurants that are part of the alliance we are receiving an alliance fee of 3.5% of restaurant sales. These fees are being recorded as Franchise and property revenues within our Consolidated Statement of Income when the related sales occur, consistent with our recognition of continuing fees for all other restaurants subject to our franchise agreements. These fees are reduced by a sales-based credit that decreases over time and, potentially, certain incentive payments if development or conversion targets are met. Previously, the existing Pizza Hut restaurants that are now subject to the master franchise agreement with Telepizza generally paid a continuing fee of 6% of restaurant sales consistent with our standard International franchise agreement terms. The impact to Operating Profit for the year ended December 31, 2019 as a result of the strategic alliance was not significant.  System Sales growth in 2019, excluding foreign currency and 53rd week, was approximately 1 and 5 percentage points higher for Worldwide and the Pizza Hut Division, respectively as a result of the strategic alliance.  Additionally, net new unit growth in 2018 was approximately 3 and 8 percentage points higher for Worldwide and the Pizza Hut Division, respectively, as a result of the strategic alliance.

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

KFC Division

The KFC Division has 24,104 units, 83% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of the end of 2019.

				% B/(W)						% B/(W)
				2019						2018
	2019	2018	2017	Reported		Ex FX		Ex FX and 53rd Week in 2019		Reported		Ex FX
System Sales	$27,900	$26,239	$24,515	6		10		9		7		6
Same-Store Sales Growth %				4		N/A		N/A		2		N/A

Company sales	$571	$894	$1,928	(36)		(33)		(34)		(54)		(53)
Franchise and property revenues	1,390	1,294	1,182	7		11		10		10		9
Franchise contributions for advertising and other services	530	456	—	16		21		20		N/A		N/A
Total revenues	$2,491	$2,644	$3,110	(6)		(2)		(3)		(15)		(15)

Restaurant profit	$87	$119	$289	(26)		(23)		(24)		(59)		(58)
Restaurant margin %	15.3%	13.3%	15.0%	2.0	ppts.	2.0	ppts.	2.0	ppts.	(1.7)	ppts.	(1.5)	ppts.

G&A expenses	$346	$350	$370	1		(1)		(1)		5		5
Franchise and property expenses	89	107	117	17		13		13		8		9
Franchise advertising and other services expense	520	452	—	(15)		(20)		(19)		N/A		N/A
Operating Profit	$1,052	$959	$981	10		14		13		(2)		(2)

				% Increase (Decrease)
Unit Count	2019	2018	2017	2019	2018
Franchise	23,759	22,297	20,819	7	7
Company-owned	345	324	668	6	(51)
Total	24,104	22,621	21,487	7	5

Company sales and Restaurant margin percentage

In 2019, the decrease in Company sales, excluding the impacts of foreign currency translation and 53rd week, was primarily driven by refranchising offset by company same-store sales growth of 5%, including lapping the prior year impact of supply interruptions in our KFC UK business.

The 2019 increase in Restaurant margin percentage was driven by same-store sales growth, including lapping the prior year impact of supply interruptions in our KFC UK business, and refranchising.

Franchise and property revenues

In 2019, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation and 53rd week, was driven by international net new unit growth, franchise same-store sales growth of 4%, including lapping the prior year impact of supply interruptions in our KFC UK business, and refranchising.

G&A

In 2019, the increase in G&A, excluding the impacts of foreign currency translation and 53rd week, was driven by higher expenses related to our deferred and incentive compensation programs, partially offset by the positive impact of YUM's Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

In 2019, the increase in Operating Profit, excluding the impacts of foreign currency translation and 53rd week, was driven by net new unit growth, same-store sales growth and lapping the prior year impact of supply interruptions in our KFC UK business.

Pizza Hut Division

The Pizza Hut Division has 18,703 units, 61% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of the end of 2019.

				% B/(W)						% B/(W)
				2019						2018
	2019	2018	2017	Reported		Ex FX		Ex FX and 53rd Week in 2019		Reported		Ex FX
System Sales	$12,900	$12,212	$12,034	6		8		7		1		1
Same-Store Sales Growth (Decline) %				Even		N/A		N/A		Even		N/A

Company sales	$54	$69	$285	(23)		(21)		(21)		(76)		(76)
Franchise and property revenues	597	598	608	Even		1		1		(2)		(2)
Franchise contributions for advertising and other services	376	321	—	17		18		16		N/A		N/A
Total revenues	$1,027	$988	$893	4		5		4		11		10

Restaurant profit	$3	$—	$14	NM		NM		NM		NM		NM
Restaurant margin %	4.2%	(0.1)%	5.3%	4.3	ppts.	4.2	ppts.	4.1	ppts.	(5.4)	ppts.	(5.3)	ppts.

G&A expenses	$202	$197	$211	(2)		(3)		(2)		7		7
Franchise and property expenses	39	45	68	12		11		13		35		36
Franchise advertising and other services expense	367	328	—	(12)		(12)		(11)		N/A		N/A
Operating Profit	$369	$348	$341	6		8		7		2		2

				% Increase (Decrease)
Unit Count	2019	2018	2017	2019	2018(a)
Franchise	18,603	18,369	16,588	1	11
Company-owned	100	62	160	61	(61)
Total	18,703	18,431	16,748	1	10

(a)    2018 unit growth includes units added as a result of our fourth quarter 2018 strategic alliance with Telepizza.

Company sales

In 2019, the decrease in Company sales, excluding the impacts of foreign currency translation and 53rd week, was driven by refranchising. Company same-store sales growth was 2%.

Franchise and property revenues

In 2019, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation and 53rd week, was driven by net new unit growth. Franchise same-store sales were flat.

G&A

In 2019, the increase in G&A, excluding the impacts of foreign currency translation and 53rd week, was driven by higher expenses related to our deferred compensation program, partially offset the positive impact of YUM’s Strategic Transformation Initiatives, including reductions in G&A directly attributable to refranchising.

Operating Profit

In 2019, the increase in Operating Profit, excluding the impacts of foreign currency translation and 53rd week, was driven by lapping advertising costs in the prior year associated with the Pizza Hut Transformation Agreement (See Note 4), higher profit associated with providing incremental technology-related services, net new unit growth and refranchising, partially offset by higher provisions for past due receivables and higher G&A.

Taco Bell Division

The Taco Bell Division has 7,363 units, 92% of which are in the U.S. The Company-owned 7% of the Taco Bell units in the U.S. as of the end of 2019.

				% B/(W)						% B/(W)
				2019						2018
	2019	2018	2017	Reported		Ex FX		Ex FX and 53rd Week in 2019		Reported		Ex FX
System Sales	$11,784	$10,786	$10,145	9		9		8		6		6
Same-Store Sales Growth %				5		N/A		N/A		4		N/A
Company sales	$921	$1,037	$1,359	(11)		(11)		(13)		(24)		(24)
Franchise and property revenues	673	590	521	14		14		12		13		13
Franchise contributions for advertising and other services	485	429	—	13		13		11		N/A		N/A
Total revenues	$2,079	$2,056	$1,880	1		1		—		9		9

Restaurant profit	$221	$244	$305	(9)		(9)		(11)		(20)		(20)
Restaurant margin %	24.0%	23.5%	22.4%	0.5	ppts.	0.5	ppts.	0.4	ppts.	1.1	ppts.	1.1	ppts.

G&A expenses	$181	$177	$188	(2)		(3)		(2)		6		6
Franchise and property expenses	38	28	22	(33)		(33)		(32)		(31)		(31)
Franchise advertising and other services expense	481	428	—	(12)		(12)		(11)		N/A		N/A
Operating Profit	$683	$633	$619	8		8		6		2		2

				% Increase (Decrease)
Unit Count	2019	2018	2017	2019	2018
Franchise	6,895	6,602	6,196	4	7
Company-owned	468	470	653	—	(28)
Total	7,363	7,072	6,849	4	3

Company sales and Restaurant margin percentage

In 2019, the decrease in Company Sales, excluding the impact of 53rd week, was driven by refranchising partially offset by company same-store sales growth of 4% and net new unit growth.

In 2019, the increase in restaurant margin percentage was driven by same-store sales growth partially offset by higher labor and commodity costs.

Franchise and property revenues

In 2019, the increase in Franchise and property revenues, excluding the impact of 53rd week, was driven by franchise same-store sales growth of 5%, refranchising and net new unit growth.

G&A

In 2019, the increase in G&A, excluding the impact of 53rd week, was driven by higher expenses related to our deferred and incentive compensation programs and the unfavorable impact of lapping prior year forfeitures related to share based compensation awards, partially offset by the positive impact of YUM’s Strategic Transformation Initiatives.

Operating Profit

In 2019, the increase in Operating Profit, excluding the impacts of foreign currency translation and 53rd week, was driven by same-store sales growth and net new unit growth, partially offset by refranchising and higher restaurant operating costs.

Corporate & Unallocated

				% B/(W)
(Expense)/Income	2019	2018	2017	2019		2018
Corporate and unallocated G&A	$(188)	$(171)	$(230)	(10)		26
Unallocated restaurant costs	—	3	10	(95)		(69)
Unallocated Franchise and property revenues	—	—	(5)	NM		NM
Unallocated Franchise and property expenses	(14)	(8)	(30)	(72)		73
Refranchising gain (loss) (See Note 4)	37	540	1,083	(93)		(50)
Unallocated Other income (expense) (See Note 4)	(9)	(8)	(8)	NM		NM
Investment income (expense), net (See Note 4)	(67)	9	5	NM		88
Other pension income (expense) (See Note 14)	(4)	(14)	(47)	71		70
Interest expense, net	(486)	(452)	(445)	(8)		(1)
Income tax provision (See Note 17)	(79)	(297)	(934)	74		68
Effective tax rate (See Note 17)	5.7%	16.2%	41.1%	10.5	ppts.	24.9	ppts.

Corporate and unallocated G&A

In 2019, the increase in Corporate and unallocated G&A expenses was driven by higher expenses related to our deferred and incentive compensation programs and higher professional fees related to strategic projects, the largest of which was related to global tax reforms, partially offset by lapping costs associated with YUM’s Strategic Transformation Initiatives (See Note 4) and current year G&A reductions due to the impact of YUM’s Strategic Transformation Initiatives.

Unallocated restaurant costs

Unallocated restaurant costs represents the cessation of depreciation on held for sale assets that were not allocated to the Division segments.

Unallocated Franchise and property expenses

Unallocated Franchise and property expenses reflect charges related to the Pizza Hut U.S. Transformation Agreement and/or the KFC U.S. Acceleration Agreement. See Note 4.

Interest expense, net

The increase in Interest expense, net for 2019 was driven by increased outstanding borrowings. See Note 10.

Consolidated Cash Flows

Net cash provided by operating activities was $1,315 million in 2019 compared to $1,176 million in 2018.  The increase was largely driven by an increase in Operating profit before Special Items and lower compensation payments, partially offset by an increase in interest payments.

Net cash used in investing activities was $88 million in 2019 compared to net cash provided by investing activities of $313 million in 2018.  The change was primarily driven by lower refranchising proceeds in the current year, partially offset by the lapping of our prior year investment in Grubhub common stock and the acquisition of QuikOrder, LLC, an online ordering software and service provider for the restaurant industry ("QuikOrder") (See Note 9).

Net cash used in financing activities was $938 million in 2019 compared to $2,620 million in 2018. The decrease was primarily driven by lower share repurchases and higher net borrowings in 2019.

Consolidated Financial Condition

Our Consolidated Balance Sheet was impacted by the adoption of Topic 842 (See Note 2) and deferred tax assets recorded related to the intercompany transfers of certain intellectual property rights (See Note 17).

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and availability under our revolving facilities.  As of December 31, 2019, we had Cash and cash equivalents of $605 million.  Cash and cash equivalents increased from $292 million at December 31, 2018 due to the issuance of $800 million aggregate principal amount of YUM Senior Unsecured Notes in September 2019. We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows have historically been in excess of $1 billion. Decreases in operating cash flows from the operation of fewer Company-owned stores due to refranchising in recent years have been offset, and are expected to continue to be offset, with savings generated from decreased capital investment and G&A required to support company operations. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain a $1 billion Revolving Facility under our existing Credit Agreement that was undrawn as of year end 2019. We believe that our existing cash on hand, cash from operations and availability under our Revolving Facility, will be sufficient to fund our operations, anticipated capital expenditures and debt repayment obligations over the next twelve months.

From 2017 through 2019, we returned a cumulative $6.5 billion to shareholders through share repurchases and cash dividends. We funded these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our ~5.0x EBITDA leverage. From the fourth quarter of 2016 to the end of 2018, we generated total gross refranchising proceeds of $2.8 billion in connection with our initiative to increase franchise ownership to 98%. Going forward, we anticipate refranchising proceeds to be much more limited and any shareholder returns we choose to make to be funded through cash flows from operations and leverage maintenance.

On January 6, 2020, we announced our definitive agreement pursuant to which the Company will acquire all of the issued and outstanding common shares of The Habit Restaurants, Inc. (“Habit”) for $14 per share in cash or a total of approximately $375 million. The transaction is subject to approval by Habit’s stockholders and other customary closing conditions. The transaction is expected to be completed by the end of the first-quarter of 2020.

Additionally, if the transaction is consummated, Habit will make payment to certain of its former shareholders pursuant to an existing Tax Receivable Agreement in the aggregate amount of approximately $53 million.  The amount of this payment in excess of Habit’s cash necessary at closing for normal working capital purposes, in addition to customary transaction fees and expenses, will be liabilities funded by the Company.

We intend to fund all amounts for the acquisition of Habit using cash on hand and available borrowing capacity under our Revolving Facility.

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

Debt Instruments

As of December 31, 2019, approximately 92%, including the impact of interest rate swaps, of our $10.6 billion of total debt outstanding, excluding finance leases, is fixed with an effective overall interest rate of approximately 4.7%. We are managing a capital structure which is levered in-line with our target of ~5.0x EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of December 31, 2019.

	2020	2021	2022	2023	2024	2025	2026	2027	2028	2030	2037	2043	Total
Securitization Notes	$29	$29	$29	$1,281	$16	$16	$921	$6	$571				$2,898
Credit Agreement	51	76	395	20	20	1,836							2,398
Subsidiary Senior Unsecured Notes					1,050		1,050	750					2,850
YUM Senior Unsecured Notes	350	350		325						800	325	275	2,425
Total	$430	$455	$424	$1,626	$1,086	$1,852	$1,971	$756	$571	$800	$325	$275	$10,571

Securitization Notes include four senior secured notes issued by Taco Bell Funding, LLC (the “Issuer”) totaling $2.9 billion with fixed interest rates ranging from 4.318% to 4.970%.  The Securitization Notes are secured by substantially all of the assets of the Issuer and the Issuer’s special purpose, wholly-owned subsidiaries (collectively with the Issuer, the "Securitization Entities"), and include a lien on all existing and future U.S. Taco Bell franchise and license agreements and the royalties payable thereunder, existing and future U.S. Taco Bell intellectual property, certain transaction accounts and a pledge of the equity interests in asset-owning Securitization Entities.  The Securitization Notes contain cross-default provisions whereby the failure to pay principal on any outstanding Securitization Notes will constitute an event of default under any other Securitization Notes.

Credit Agreement includes senior secured credit facilities consisting of a $463 million Term Loan A facility (the “Term Loan A Facility"), a $1.9 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.0 billion revolving facility (the “Revolving Facility”) issued by KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the "Borrowers"). Our Revolving Facility was undrawn as of December 31, 2019.  The interest rates applicable to the Credit Agreement range from 1.25% to 1.75% plus LIBOR or from 0.25% to 0.75% plus the Base Rate, at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement).  Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

Subsidiary Senior Unsecured Notes include three senior unsecured notes issued by the Borrowers totaling $2.9 billion with fixed interest rates ranging from 4.75% to 5.25%.  Our Subsidiary Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of the indebtedness of certain subsidiaries with a principal amount in excess of $100 million or the failure to pay principal of such indebtedness will constitute an event of default under the Subsidiary Senior Unsecured Notes.

YUM Senior Unsecured Notes include six senior unsecured notes issued by Yum! Brands, Inc. totaling $2.4 billion with fixed interest rates ranging from 3.75% to 6.88% including $800 million aggregate principal amount of 4.75% notes due January 15, 2030 that we issued on September 11, 2019.  See Note 10 for additional details. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness or the failure to pay principal of such indebtedness will constitute an event of default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

See Note 10 for details on the Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

Contractual Obligations

Our significant contractual obligations and payments as of December 31, 2019 included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$13,911	$895	$1,804	$3,505	$7,707
Finance leases(b)	110	11	20	17	62
Operating leases(b)	987	105	192	159	531
Purchase obligations(c)	297	159	124	13	1
Benefit plans and other(d)	290	155	32	30	73
Total contractual obligations	$15,595	$1,325	$2,172	$3,724	$8,374

(a)
Amounts include maturities of debt outstanding as of December 31, 2019 and expected interest payments on those outstanding amounts on a nominal basis.  The estimated interest payments related to the variable rate portion of our debt is based on current LIBOR interest rates. See Note 10.

(b)
These obligations, which are shown on a nominal basis and represent the non-cancellable term of the lease, relate primarily to approximately 600 Company-owned restaurants and 400 units that we sublease land, building or both to our franchisees.  See Note 11.

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

(d)
Includes actuarially-determined timing of payments from our most significant unfunded pension plan as well as scheduled payments from our deferred compensation plan and other unfunded benefit plans where payment dates are determinable. This table excludes $40 million of future benefit payments for deferred compensation and other unfunded benefit plans to be paid upon separation of employee's service or retirement from the company, as we cannot reasonably estimate the dates of these future cash payments. Other amounts include a cash tax obligation related to an income tax audit expected to conclude in 2020 and anticipated investments related to the Pizza Hut U.S. Transformation Agreement (See Note 4).

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and UK.  The most significant of the U.S. plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from our other significant U.S. plan are paid by the Company as incurred (see footnote (d) above).  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time-to-time to improve the Plan’s funded status.  At December 31, 2019 the Plan was in a net underfunded position of $44 million.  The UK pension plans were in a net overfunded position of $82 million at our 2019 measurement date.

We do not anticipate making any significant contributions to the Plan in 2020. Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumptions.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions in 2020 and beyond.

Our post-retirement health care plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $5 million in 2019 and no future funding amounts are included in the contractual obligations table.  See Note 14.

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

We have not included in the contractual obligations table $56 million of liabilities for unrecognized tax benefits relating to various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.

As discussed further in Note 19, on January 29, 2020 we received an order from the Special Director of the Directorate of Enforcement in India imposing a penalty on Yum! Restaurants India Private Limited of approximately Indian Rupee 11 billion, or approximately $156 million, primarily relating to alleged violations of operating conditions imposed in 1993 and 1994. We have been advised by external counsel that the order is flawed and that several options for appeal exist. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable and thus have not recorded any reserve at December 31, 2019. It is possible that we could be required to post a deposit for some or all portion of the penalty amount as we pursue appeal options. We have not included any potential deposit amount in the contractual obligations table as we cannot reliably estimate the timing or amount of any such deposit that may be required.

Off-Balance Sheet Arrangements

See the Lease Guarantees section of Note 19 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a standard that requires measurement and recognition of expected versus incurred credit losses for financial assets held. The standard is effective for the Company prospectively in our first quarter of fiscal 2020 and any impact upon adoption will be reflected through a cumulative-effect adjustment to Accumulated deficit as of the beginning of 2020. We do not anticipate the impact of adopting this standard will be material to our Consolidated Financial Statements.

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

Impairment or Disposal of Long-Lived Assets

We review long-lived assets of restaurants we intend to continue operating as Company restaurants (primarily PP&E, right-of-use operating lease assets and allocated intangible assets subject to amortization) annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We evaluate recoverability based on the restaurant’s forecasted undiscounted cash flows, which incorporate our best estimate of sales growth and margin improvement based upon our plans for the unit and actual results at comparable restaurants.  For restaurant assets that are deemed to not be recoverable, we write-down the impaired restaurant to its estimated fair value.  Key assumptions in the determination of fair value are the future after-tax cash flows of the restaurant, which are reduced by future royalties a franchisee would pay and a discount rate.  The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions that would be used by a franchisee in the determination of a purchase price for the restaurant.  Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions.

We perform an impairment evaluation at a restaurant group level when it is more likely than not that we will refranchise restaurants as a group.  Expected net sales proceeds are generally based on actual bids from the buyer, if available, or anticipated bids given the discounted projected after-tax cash flows for the group of restaurants.  Historically, these anticipated bids have been reasonably accurate estimations of the proceeds ultimately received. The after-tax cash flows used in determining the anticipated bids incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement as well as expectations as to the useful lives of the restaurant assets. These after-tax cash flows also include a deduction for the anticipated, future royalties we would receive under a franchise agreement with terms substantially at market entered into simultaneously with the refranchising transaction.

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

Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit.  Future cash flows are based on growth expectations relative to recent historical performance and incorporate sales growth (from net new units or same-sales growth) and margin improvement (for those reporting units which include Company-owned restaurant operations) assumptions that we believe a third-party buyer would assume when determining a purchase price for the reporting unit.  Any margin improvement assumptions that factor into the discounted cash flows are highly correlated with sales growth as cash flow growth can be achieved through various interrelated strategies such as product pricing and restaurant productivity initiatives. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

The fair values of all our reporting units with goodwill balances were substantially in excess of their respective carrying values as of the 2019 goodwill testing date.

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

During 2019, refranchising activity completed by the Company was limited and the write-off of goodwill associated with these transactions was less than $1 million.

See Note 2 for a further discussion of our policies regarding goodwill.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $1,015 million and a fair value of plan assets of $886 million at December 31, 2019.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 3.50% at December 31, 2019.  The primary basis for this discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or Standard & Poor's ("S&P") with cash flows that mirror our expected benefit payment cash flows under the plans.  We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody's and S&P) and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $64 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $71 million at our measurement date.

The net periodic benefit cost we will record in 2020 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date.  We expect net periodic benefit cost plus expected pension settlement charges for our U.S. plans to increase approximately $10 million in 2020.  A 50 basis-point change in our discount rate assumption at our 2019 measurement date would impact our 2020 U.S. net periodic benefit cost by approximately $6 million. The impacts of changes in net periodic benefit costs are reflected primarily in Other pension (income) expense.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical and expected future returns for each asset category.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2020 pension expense, at December 31, 2019 was 5.50%, net of administrative and investment fees paid from plan assets.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2020 U.S. net periodic benefit cost by approximately $8 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 5.50% will impact our unrecognized pre-tax actuarial net loss by approximately $8 million.

A decrease in discount rates over time has largely contributed to an unrecognized pre-tax actuarial net loss of $118 million included in AOCI for these U.S. plans at December 31, 2019.  We will recognize approximately $14 million of such loss in net periodic benefit cost in 2020 versus $1 million recognized in 2019. See Note 14.

Income Taxes

At December 31, 2019, we had valuation allowances of approximately $787 million to reduce our $1,517 million of deferred tax assets to amounts that are more likely than not to be realized. The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal, state and foreign jurisdictions and net operating losses in certain foreign jurisdictions, the majority of which do not expire. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies and refranchising plans. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At December 31, 2019, we had $188 million of unrecognized tax benefits, $8 million of which are temporary in nature and, if recognized, would not impact the effective tax rate. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S. Our outstanding total debt, excluding finance leases, of $10.6 billion includes 77% fixed-rate debt and 23% variable-rate debt. We have attempted to minimize the interest rate risk from variable-rate debt through the use of interest rate swaps that, as of December 31, 2019, result in a fixed interest rate on $1.55 billion of our variable rate debt. As a result, approximately 92% of our $10.6 billion of outstanding debt at December 31, 2019 is effectively fixed-rate debt. See Note 10 for details on these issuances and repayments and Note 12 for details related to interest rate swaps.

As of both December 31, 2019 and December 31, 2018 a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period after consideration of the aforementioned interest rate swaps, in an increase of approximately $9 million in Interest expense, net within our Consolidated Statement of Income. These estimated amounts are based upon the current level of variable-rate debt that has not been swapped to fixed and assume no changes in the volume or composition of that debt and exclude any impact from interest income related to cash and cash equivalents.

The fair value of our cumulative fixed-rate debt of $8.2 billion as of December 31, 2019, would decrease approximately $450 million as a result of the same hypothetical 100 basis-point increase. At December 31, 2019, a hypothetical 100 basis-point decrease in short-term interest rates would decrease the fair value of our interest rate swaps approximately $66 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the durations.

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

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.2 billion as of December 31, 2019. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 31, 2019 Operating Profit would have decreased approximately $130 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes, local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs as a result of market risk associated with commodity prices.  Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  We manage our exposure to this risk primarily through pricing agreements with our vendors.

Equity Investment Risk

YUM holds 2,820,464 shares of Grubhub common stock (See Note 4).  As of December 31, 2019, the NYSE composite closing sales price of Grubhub was $48.64. A hypothetical 10% decline in the price of these shares would result in a $14 million decrease in the fair value of these investments, which would be reflected as a charge in Investment (income) expense, net within our Consolidated Statements of Income. The effects of changes in market prices for equity securities are unpredictable, which could cause significant fluctuations in our quarterly and annual results.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum! Brands, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for each of the fiscal years in the three-year period ended December 31, 2019, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal year 2019 due to the adoption of Topic 842, Leases, and for revenue from contracts with customers in fiscal year 2018 due to the adoption of Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of unrecognized tax benefits

As discussed in Note 17 to the consolidated financial statements, the Company has recorded unrecognized tax benefits, excluding associated interest, of $188 million. Tax laws are complex and often subject to different interpretations by tax payers and the respective taxing authorities.

We identified the evaluation of unrecognized tax benefits as a critical audit matter. Subjective and complex auditor judgment was required to evaluate tax law and regulations, court rulings and audit settlements in various taxing jurisdictions to assess the population of significant uncertain tax positions identified by the Company arising from tax planning strategies.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process of identification of uncertain tax positions, including controls to (1) identify tax planning strategies that create significant uncertain tax positions, (2) evaluate interpretations of tax laws and court rulings, and (3) assess which tax positions may not be sustained upon examination by a taxing authority. We involved tax professionals with specialized skills and knowledge who assisted in:

•	Obtaining an understanding of the Company’s implementation of tax planning strategies;

•	Identifying new tax positions created by tax planning strategies and comparing the results to the Company’s identification of uncertain tax positions;

•	Evaluating the Company’s interpretation of tax laws and court rulings by developing an independent assessment; and

•	Performing an independent assessment to identify tax positions that may not be sustained upon examination by the respective taxing authority and comparing the results to the Company’s assessment.

Evaluation of intercompany transfer of certain intellectual property rights

As discussed in Note 17 to the consolidated financial statements, the Company completed an intercompany restructuring and transfer of certain intellectual property rights primarily to subsidiaries in the United States and United Kingdom (UK). The Company recorded a deferred tax asset of $586 million for the step-up in the tax basis to current fair value of the intellectual property rights transferred to the UK and determined the portion that is amortizable under the applicable tax law. A valuation allowance of $366 million was established for the portion of the deferred tax asset that is not expected to be realized, resulting in a net deferred tax asset of $221 million, which is expected to be amortized and recovered over a 20-year period.

We identified the evaluation of the intercompany transfer of certain intellectual property rights as a critical audit matter. Specifically, subjective and complex auditor judgment was required to evaluate management’s interpretation of UK tax law and regulations in determining the step-up in tax basis of the intellectual property rights and the portion that is amortizable under UK tax law.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s evaluation of the intercompany transfer, including controls related to evaluating UK tax laws and regulations, measurement of the tax basis resulting from the intercompany transfer and determining the amortizable portion. We involved tax professionals with specialized skills and knowledge who assisted in:

•	Evaluating the Company’s interpretation of UK tax laws and regulations applicable to the intercompany transfer; and

•	Assessing the Company’s measurement of the tax basis of the intellectual property rights transferred to the UK, including the portion of the tax basis that is amortizable under UK tax law.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Louisville, Kentucky
February 19, 2020

Consolidated Statements of Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2019, 2018 and 2017
(in millions, except per share data)
	2019	2018	2017
Revenues
Company sales	$1,546	$2,000	$3,572
Franchise and property revenues	2,660	2,482	2,306
Franchise contributions for advertising and other services	1,391	1,206	—
Total revenues	5,597	5,688	5,878
Costs and Expenses, Net
Company restaurant expenses	1,235	1,634	2,954
General and administrative expenses	917	895	999
Franchise and property expenses	180	188	237
Franchise advertising and other services expense	1,368	1,208	—
Refranchising (gain) loss	(37)	(540)	(1,083)
Other (income) expense	4	7	10
Total costs and expenses, net	3,667	3,392	3,117

Operating Profit	1,930	2,296	2,761

Investment (income) expense, net	67	(9)	(5)
Other pension (income) expense	4	14	47
Interest expense, net	486	452	445
Income before income taxes	1,373	1,839	2,274
Income tax provision	79	297	934
Net Income	$1,294	$1,542	$1,340

Basic Earnings Per Common Share	$4.23	$4.80	$3.86

Diluted Earnings Per Common Share	$4.14	$4.69	$3.77

Dividends Declared Per Common Share	$1.68	$1.44	$0.90

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2019, 2018 and 2017
(in millions)

	2019	2018	2017

Net Income	$1,294	$1,542	$1,340
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	28	(94)	115
Reclassifications of adjustments and (gains) losses into Net Income	—	(4)	55
	28	(98)	170
Tax (expense) benefit	(4)	6	(8)
	24	(92)	162

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(39)	32	(17)
Reclassification of (gains) losses into Net Income	10	22	52
	(29)	54	35
Tax (expense) benefit	7	(13)	(14)
	(22)	41	21

Changes in derivative instruments
Unrealized gains (losses) arising during the year	(51)	19	(52)
Reclassification of (gains) losses into Net Income	(25)	(39)	58
	(76)	(20)	6
Tax (expense) benefit	20	6	(2)
	(56)	(14)	4

Other comprehensive income (loss), net of tax	(54)	(65)	187
Comprehensive Income	$1,240	$1,477	$1,527

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2019, 2018 and 2017
(in millions)
	2019	2018	2017
Cash Flows – Operating Activities
Net Income	$1,294	$1,542	$1,340
Depreciation and amortization	112	137	253
Refranchising (gain) loss	(37)	(540)	(1,083)
Investment (income) expense, net	67	(9)	(5)
Contributions to defined benefit pension plans	(15)	(16)	(55)
Deferred income taxes	(232)	(11)	634
Share-based compensation expense	59	50	65
Changes in accounts and notes receivable	(56)	(66)	(19)
Changes in prepaid expenses and other current assets	(8)	—	(10)
Changes in accounts payable and other current liabilities	(36)	(68)	(173)
Changes in income taxes payable	23	65	(55)
Other, net	144	92	138
Net Cash Provided by Operating Activities	1,315	1,176	1,030
Cash Flows – Investing Activities
Capital spending	(196)	(234)	(318)
QuikOrder acquisition, net of cash acquired	—	(66)	—
Investment in Grubhub Inc. common stock	—	(200)	—
Proceeds from refranchising of restaurants	110	825	1,773
Other, net	(2)	(12)	17
Net Cash Provided by (Used in) Investing Activities	(88)	313	1,472
Cash Flows – Financing Activities
Proceeds from long-term debt	800	1,556	1,088
Repayments of long-term debt	(331)	(1,264)	(385)
Revolving credit facilities, three months or less, net	—	—	—
Short-term borrowings, by original maturity
More than three months – proceeds	130	59	—
More than three months – payments	(126)	(59)	—
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(815)	(2,390)	(1,960)
Dividends paid on Common Stock	(511)	(462)	(416)
Debt issuance costs	(10)	(13)	(32)
Other, net	(75)	(47)	(90)
Net Cash Used in Financing Activities	(938)	(2,620)	(1,795)
Effect of Exchange Rate on Cash and Cash Equivalents	5	(63)	61
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	294	(1,194)	768
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – Beginning of Year	474	1,668	831
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – End of Year	$768	$474	$1,599

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Yum! Brands, Inc. and Subsidiaries
December 31, 2019 and 2018
(in millions)
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$605	$292
Accounts and notes receivable, net	584	561
Prepaid expenses and other current assets	338	354
Total Current Assets	1,527	1,207

Property, plant and equipment, net	1,170	1,237
Goodwill	530	525
Intangible assets, net	244	242
Other assets	1,313	724
Deferred income taxes	447	195
Total Assets	$5,231	$4,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$960	$911
Income taxes payable	150	69
Short-term borrowings	431	321
Total Current Liabilities	1,541	1,301

Long-term debt	10,131	9,751
Other liabilities and deferred credits	1,575	1,004
Total Liabilities	13,247	12,056

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 300 shares and 306 shares issued in 2019 and 2018, respectively	—	—
Accumulated deficit	(7,628)	(7,592)
Accumulated other comprehensive loss	(388)	(334)
Total Shareholders’ Deficit	(8,016)	(7,926)
Total Liabilities and Shareholders’ Deficit	$5,231	$4,130

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Deficit
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2019, 2018 and 2017
(in millions)
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2016 (As Restated)	355	$—	$(5,157)	$(458)	$(5,615)

Net Income			1,340		1,340
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $8 million)				107	107
Reclassification of translation adjustments into income				55	55
Pension and post-retirement benefit plans (net of tax impact of $14 million)				21	21
Net gain on derivative instruments (net of tax impact of $2 million)				4	4
Comprehensive Income					1,527
Dividends declared			(311)		(311)
Repurchase of shares of Common Stock	(27)	—	(1,915)		(1,915)
Employee share-based award exercises	4	(58)	(20)		(78)
Share-based compensation events	—	58	—		58
Balance at December 31, 2017	332	$—	$(6,063)	$(271)	$(6,334)

Net Income			1,542		1,542
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $6 million)				(88)	(88)
Reclassification of translation adjustments into income				(4)	(4)
Pension and post-retirement benefit plans (net of tax impact of $13 million)				41	41
Net loss on derivative instruments (net of tax impact of $6 million)				(14)	(14)
Comprehensive Income					1,477
Dividends declared			(464)		(464)
Repurchase of shares of Common Stock	(28)	(38)	(2,356)		(2,394)
Employee share-based award exercises	2	(41)			(41)
Share-based compensation events		79			79
Adoption of accounting standards			(251)	2	(249)
Balance at December 31, 2018	306	$—	$(7,592)	$(334)	$(7,926)

Net Income			1,294		1,294
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $4 million)				24	24
Pension and post-retirement benefit plans (net of tax impact of $7 million)				(22)	(22)
Net loss on derivative instruments (net of tax impact of $20 million)				(56)	(56)
Comprehensive Income					1,240
Dividends declared			(514)		(514)
Repurchase of shares of Common Stock	(8)	(14)	(796)		(810)
Employee share-based award exercises	2	(57)	(18)		(75)
Share-based compensation events		71			71
Adoption of accounting standards			(2)		(2)
Balance at December 31, 2019	300	$—	$(7,628)	$(388)	$(8,016)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchises or operates a system of over 50,000 quick service restaurants in more than 150 countries and territories. At December 31, 2019, 98% of these restaurants were owned and operated by franchisees. The Company’s KFC, Pizza Hut and Taco Bell brands (collectively the “Concepts”) are global leaders of the chicken, pizza and Mexican-style food categories.

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

As of December 31, 2019, YUM consisted of three operating segments:

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

Our most significant variable interests are in entities that operate restaurants under our Concepts’ franchise and license arrangements.  We do not have an equity interest in any of our franchisee businesses except for a minority interest in an entity that owns our KFC Brazil and Pizza Hut Brazil master franchisee rights. This minority interest does not give us the ability to significantly influence the franchisee.  Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees.  However, we do have variable interests in certain franchisees through real estate lease arrangements to which we are a party.  At the end of 2019, YUM has future lease payments due from franchisees, on a nominal basis, of approximately $1 billion, and we are secondarily liable on certain other lease agreements that have been assigned to franchisees. See the Lease Guarantees section in Note 19. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

We participate in various advertising cooperatives with our franchisees, typically within a country where we have both Company-owned restaurants and franchise restaurants, established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and our Concepts. Contributions to the advertising cooperatives are required for both Company-owned and franchise restaurants and are generally based on a percentage of restaurant sales.  We maintain certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of our voting rights, we consolidate certain of these cooperatives for which we are the primary beneficiary.

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

Fiscal year 2019 included 53 weeks for our U.S. businesses and for our international subsidiaries that reported on a period calendar. The 53rd week added $66 million to Total revenues, $24 million to Operating Profit and $17 million to Net Income in our 2019 Consolidated Statement of Income.

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

The change to the Company’s fiscal year and removal of the international reporting lags became effective beginning in 2017. We applied this change in accounting principle retrospectively to financial periods presented prior to 2017.

Our next fiscal year scheduled to include a 53rd week is 2024.

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the U.S. are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2019, net cumulative translation adjustment losses of $221 million are recorded in Accumulated other comprehensive loss ("AOCI") in the Consolidated Balance Sheet.

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

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2019. These reclassifications had no effect on previously reported Net Income.

Revenue Recognition. From 2014 through 2017, the Financial Accounting Standards Board ("FASB") issued standards to provide principles within a single framework for revenue recognition of transactions involving contracts with customers across all industries ("Topic 606"). We adopted Topic 606 at the beginning of the year ended December 31, 2018. Below is a discussion of how our revenues are earned, our accounting policies pertaining to revenue recognition prior to the adoption of Topic 606 ("Legacy Revenue GAAP"), our accounting policies pertaining to revenue recognition subsequent to the adoption of Topic 606 and other required disclosures. Refer to Note 4 for information regarding the cumulative effect adjustment recorded to Accumulated deficit as of the beginning of the year ended December 31, 2018 to reflect the adoption of Topic 606. Also included in Note 4 is disclosure of the amount by which each balance sheet and income statement line item was impacted in 2018 as compared to Legacy Revenue GAAP.

Company Sales

Revenues from the sale of food items by Company-owned restaurants are recognized as Company sales when a customer purchases the food, which is when our obligation to perform is satisfied. The timing and amount of revenue recognized related to Company sales was not impacted by the adoption of Topic 606.

Franchise and Property Revenues

Franchise Revenues

Our most significant source of revenues arises from the operation of our Concepts' stores by our franchisees. Franchise rights may be granted through a store-level franchise agreement or through a master franchise agreement that sets out the terms of our arrangement with the franchisee. Our franchise agreements require that the franchisee remit continuing fees to us as a percentage of the applicable restaurant’s sales in exchange for the license of the intellectual property associated with our Concepts' brands (the “franchise right”). Our franchise agreements also typically require certain, less significant, upfront franchise fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise right and fees paid in the event the franchise agreement is transferred to another franchisee.

Continuing fees represent the substantial majority of the consideration we receive under our franchise agreements. Continuing fees are typically billed and paid monthly and are usually 4%-6% for store-level franchise agreements. Master franchise agreements allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories. The percentage of sales that we receive for restaurants owned or sub-franchised by our master franchisees as a continuing fee is typically less than the percentage we receive for restaurants operating under a store-level franchise agreement. Upfront franchise fees are typically billed and paid when a new franchise or sub-franchise agreement becomes effective or when an existing agreement is transferred to another franchisee or sub-franchisee.

Under Legacy Revenue GAAP, continuing fees were recognized as the related restaurant sales occurred. The timing and amount of revenue recognized related to continuing fees was not impacted by the adoption of Topic 606 based on the application of the sales-based royalty exception within Topic 606. Under Legacy Revenue GAAP, revenue related to initial fees was recognized upon store opening and renewal and transfer fees were recognized when the related agreement became effective. Upon the adoption of Topic 606, we have determined that the services we provide in exchange for these upfront franchise fees, which primarily relate to pre-opening support, are highly interrelated with the franchise right and are not individually distinct from the ongoing services we provide to our franchisees. As a result, upon the adoption of Topic 606, upfront franchise fees are recognized as revenue over the term of each respective franchise or sub-franchise agreement. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s or sub-franchisee's right to use and benefit from the intellectual property. Revenues from continuing fees and upfront franchise fees are presented within Franchise and property revenues in our Consolidated Statements of Income.

Additionally, from time-to-time we provide non-refundable consideration to franchisees in the form of cash or other incentives (e.g. cash payments to incent new unit openings, free or subsidized equipment, etc.). The Company’s intent in providing such consideration is to drive new unit development or same-store sales growth that will result in higher future revenues for the Company. Under Legacy Revenue GAAP, this consideration was recognized when we were obligated to provide the incentive and was presented as either a reduction to Franchise and property revenues, if cash was provided directly to the franchisee, or as Franchise and property expenses, if cash was not provided directly to the franchisee. Due to the adoption of Topic 606, such payments are capitalized and presented within Prepaid expense and other current assets or Other assets. These assets are being amortized as a reduction in Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates.

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

Franchise Contributions for Advertising and Other Services

Advertising Cooperatives

Under Legacy Revenue GAAP, receipts and expenditures related to advertising cooperatives we were required to consolidate were presented on a net basis in our Consolidated Statements of Income and Consolidated Statements of Cash Flows. Additionally, assets and liabilities of the advertising cooperatives we were required to consolidate were presented within Advertising cooperative assets, restricted and Advertising cooperative liabilities, respectively, within our Consolidated Balance Sheets. In accordance with the provisions of Topic 606, we have determined we act as a principal in the transactions entered into by the advertising cooperatives we are required to consolidate based on our responsibility to define the nature of the goods or services provided and/or our responsibility to define which franchisees receive the benefit of the goods or services. Additionally, we have determined the advertising services provided to franchisees are highly interrelated with the franchise right and therefore not distinct. Franchisees remit to these consolidated advertising cooperatives a percentage of restaurant sales as consideration for providing the advertising services. As a result, revenues for advertising services are recognized when the related restaurant sales occur based on the application of the sales-based royalty exception within Topic 606. Revenues for these services are typically billed and received on a monthly basis. These revenues are presented as Franchise contributions for advertising and other services. Expenses incurred to provide these services are presented as Franchise advertising and other services expense. When revenues of an advertising cooperative exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues on an annual basis. Lastly, upon adoption of Topic 606 we have reclassified assets and liabilities of advertising cooperatives we are required to consolidate to the respective balance sheet caption to which the assets and liabilities relate.

Other Services

On a much more limited basis, we provide goods or services to certain franchisees that are individually distinct from the franchise right because they do not require integration with other goods or services we provide. Such arrangements typically relate to supply chain, quality assurance and information technology services. In instances where we rely on third parties to provide goods or services to franchisees at our direction, we have determined we act as a principal in these transactions. The extent to which we provide such goods or services varies by brand, geographic region and, in some instances, franchisee. Similar to advertising services, receipts and expenditures related to these other services were presented on a net basis under Legacy Revenue GAAP. Upon adoption of Topic 606, revenues from the goods or services described above are presented as Franchise contributions for advertising and other services within our Consolidated Statements of Income. Expenses related to the provisioning of these goods and services are recorded in Franchise advertising and other services expense. These revenues are recognized as the goods or services are transferred to the franchisee and related expenses are recognized as incurred.

Franchise Support Costs

The internal costs we incur to provide support services to our franchisees for which we do not receive a direct reimbursement are charged to General and administrative expenses (“G&A”) as incurred.  Certain direct costs of our franchise operations are charged to Franchise and property expenses.  These costs include provisions for estimated uncollectible upfront and continuing fees, rent or depreciation expense associated with restaurants we lease or sublease to franchisees, franchise marketing funding, amortization expense for franchise-related intangible assets, value added taxes on royalties and certain other direct incremental franchise support costs.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue transaction and collected from a customer are excluded from revenue under both Legacy Revenue GAAP and Topic 606.

Direct Marketing Costs.  To the extent we participate in advertising cooperatives, we expense our contributions as incurred, which are based on a percentage of sales of our Company restaurants.  We charge direct marketing costs incurred outside of a cooperative to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, in the year the advertisement is first shown.  Deferred direct marketing costs, which are classified as prepaid expenses, consist of media and related advertising production costs that will generally be used for the first time in the next fiscal year and have historically not been significant.  Advertising expenses incurred by our Company-owned restaurants are recorded within Company restaurant expenses and totaled $73 million, $96 million and $179 million in 2019, 2018 and 2017, respectively.  Advertising expenses incurred on behalf of franchised restaurants by the Company are recorded within Franchise and property expenses and totaled $10 million, $35 million and $66 million in 2019, 2018 and 2017, respectively.  The amounts recorded within Franchise and property expenses include $12.5 million and $25 million related to the Pizza Hut U.S. Transformation Agreement in 2018 and 2017, respectively, and $10 million and $20 million related to the KFC U.S. Acceleration Agreement in 2018 and 2017, respectively. See Note 4 for further discussion of these agreements. In 2019 and 2018 we incurred an additional $1,133 million and $1,035 million, respectively, in spending attributable to franchise contributions to advertising cooperatives that we consolidate and are now reporting on a gross basis within our Consolidated Statements of Income subsequent to the adoption Topic 606.

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

Impairment or Disposal of Long-Lived Assets.  Long-lived assets, including Property, plant and equipment (“PP&E”) as well as right-of-use operating lease assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  The assets are not recoverable if their carrying value is less than the undiscounted cash flows we expect to generate from such assets.  If the assets are not deemed to be recoverable, impairment is measured based on the excess of their carrying value over their fair value.

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless it is more likely than not that we will refranchise restaurants as a group.  We review our long-lived assets of such individual restaurants (primarily PP&E, right-of-use operating lease assets and allocated intangible assets subject to amortization) that we intend to continue operating as Company restaurants annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We use two consecutive years of operating losses as our primary indicator of potential impairment for our annual impairment testing of these restaurant assets.  We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets.  For restaurant assets that are not deemed to be recoverable, we write-down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets and is determined by discounting the estimated future after-tax cash flows of the restaurant, which include a deduction for royalties we would receive under a franchise agreement with terms substantially at market.  The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement.  The discount rate used in the fair value calculation is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets.  The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows. Individual restaurant-level impairment is recorded within Other (income) expense.

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

When we decide to close a restaurant, it is reviewed for impairment, which includes an estimate of sublease income that could be reasonably obtained, if any, in relation to the right-of-use operating lease asset. Additionally, depreciable lives are adjusted based on the expected disposal date.  Other costs incurred when closing a restaurant such as costs of disposing of the assets as well as other facility-related expenses from previously closed stores are generally expensed as incurred.  Any costs recorded upon store closure as well as any subsequent adjustments to liabilities for remaining lease obligations as a result of lease termination or changes in estimates of sublease income are recorded in Other (income) expense.   To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is also recorded in Other (income) expense.

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

We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement with the taxing authorities. We evaluate these amounts on a quarterly basis to ensure that they have been appropriately adjusted for audit settlements and other events we believe may impact the outcome. Changes in judgment that result in subsequent recognition, derecognition or a change in measurement of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs. We recognize accrued interest and penalties related to unrecognized tax benefits as components of our Income tax provision.

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

Receivables.  The Company’s receivables are primarily generated from ongoing business relationships with our franchisees as a result of franchise agreements, as well as contributions due to consolidated advertising cooperatives.  These receivables from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net on our Consolidated Balance Sheet. Our provision for uncollectible franchisee receivable balances is based upon pre-defined aging criteria or upon the occurrence of other events that indicate that we may not collect the balance due.  Additionally, we monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it probable that our franchisees will be unable to make their required payments.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.  Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

We recorded $24 million, $11 million and $5 million in net provisions within Franchise and property expenses in 2019, 2018 and 2017, respectively, related to uncollectible continuing fees, initial fees and rent receivables from our franchisees. Additionally, in 2019 we recorded $19 million in net provisions within Franchise advertising and other services expense related to uncollectible franchisee receivables of advertising cooperatives we are required to consolidate. Our consolidated advertising cooperatives are required to spend contributions from franchisees and us on advertising. To the extent these cooperatives were unable to collect the approximately $1.1 billion in contributions due from participating franchisees in 2019 we recorded the aforementioned bad debt provision.  At the same time, we reduced advertising spending to the extent of these uncollectible franchise receivables. Thus, recorded advertising expense was reduced by the same amount as the bad debt provision within these consolidated advertising cooperatives and there was no net, direct impact to our Operating Profit in 2019.

Accounts and notes receivable as well as the Allowance for doubtful accounts, including balances attributable to our consolidated advertising cooperatives, as of December 31, 2019 and 2018, respectively, are as follows:

	2019	2018
Accounts and notes receivable	$656	$592
Allowance for doubtful accounts	(72)	(31)
Accounts and notes receivable, net	$584	$561

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time-to-time.  As these receivables primarily relate to our ongoing business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  We monitor the financial condition of our franchisees and record provisions for estimated losses on receivables when we believe it is probable that our franchisees will be unable to make their required payments.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable, net while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $68 million (net of an allowance of less than $1 million) and $62 million (net of an allowance of $1 million) at December 31, 2019 and December 31, 2018, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

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

Leases and Leasehold Improvements.  Starting in February 2016 and continuing into 2019, the FASB issued standards on the recognition and measurement of leases ("Topic 842"). We adopted these standards at the beginning of the year ended December 31, 2019, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of 2019 and have not recast the comparative periods presented in the Consolidated Financial Statements. The standards provide a number of optional practical expedients and policy elections in transition. We elected the ‘package of practical expedients’ under which we did not reassess under the standards our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements. Refer to Note 4 for information regarding the adjustments recorded to our Consolidated Balance Sheet as of the beginning of the year ended December 31, 2019 to reflect the adoption of Topic 842. Below is information about the nature of our leases, accounting policies and assumptions subsequent to adopting Topic 842.

In certain instances, we lease or sublease certain restaurants to franchisees. Our lessor and sublease portfolio primarily consists of stores that have been leased to franchisees subsequent to refranchising transactions. Our most significant leases with lease and non-lease components are leases with our franchisees that include both the right to use a restaurant as well as a license of the intellectual property associated with our Concepts’ brands. For these leases, which are primarily classified as operating leases, we account for the lease and non-lease components separately. Revenues from rental agreements with franchisees are presented within Franchise and property revenues in our Consolidated Statements of Income and related expenses (e.g. depreciation and rent expense) are presented within Franchise and property expenses. The impact of adopting Topic 842 on the accounting for our lessor and sublease portfolio was not significant.

We lease land, buildings or both for certain of our Company-operated restaurants and restaurant support centers worldwide. Rental expense for leased Company-operated restaurants is presented in our Consolidated Statements of Income as Company restaurant expenses and rental expense for restaurant support centers is presented as G&A. The length of our lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as finance (referred to as “capital” leases prior to the adoption of Topic 842) or operating as well as the timing of recognition of rent expense over the duration of the lease. We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably certain at the commencement of the lease. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements that might be impaired if we choose not to continue the use of the leased property. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease. We expense rent associated with leased land or buildings while a restaurant is being constructed whether rent is paid or we are subject to a rent holiday.  Our leasing activity for other assets, including equipment, is not significant.

Prior to the adoption of Topic 842 (“Legacy Lease GAAP”) liabilities for future rental payments under operating leases were not recognized on the balance sheet of the Company except when recognizing a liability was necessary to reflect the impact of recognizing rent expense on a straight-line basis. Upon the adoption of Topic 842, right-of-use assets and liabilities are recognized upon lease commencement for operating leases based on the present value of lease payments over the lease term. Similar assets and liabilities have historically always been recorded for finance leases. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Subsequent amortization of the right-of-use asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. For finance leases, the right-of-use asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. As most of our leases do not provide an implicit discount rate, we use our incremental secured borrowing rate based on the information available at commencement date, including the lease term and currency, in determining the present value of lease payments for both operating and finance leases. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Right-of-use assets are assessed for impairment in accordance with our long-lived asset impairment policy, which is performed annually for restaurant-level assets or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We reassess lease classification and remeasure right-of-use assets and lease liabilities when a lease is modified and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment in accordance with Topic 842. The difference between operating lease rental expense recognized in our Consolidated Statements of Income and cash payments for operating leases is recognized within Other, net within Net Cash Provided by Operating Activities in our Consolidated Statements of Cash Flows.

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

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist.  We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company-owned restaurant operations, if any, and franchise royalties.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit.  We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.  If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value.

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

We record all derivative instruments on our Consolidated Balance Sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge, gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the results of operations immediately.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2019 and December 31, 2018, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time-to-time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, or other deductions to Common Stock such as shares cancelled upon employee share-based award exercises, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases, or other deductions to Common Stock as an addition to Accumulated deficit.  Due to the large number of share repurchases of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $796 million, $2,356 million and $1,915 million in share repurchases in 2019, 2018 and 2017, respectively, were recorded as an addition to Accumulated deficit. Additionally $18 million and $20 million related to shares cancelled upon employee share-based award exercises in 2019 and 2017 were recorded as an addition to Accumulated deficit, respectively. See Note 16 for additional information on our share repurchases.

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

The net periodic benefit costs associated with the Company's defined benefit pension and post-retirement medical plans are determined using assumptions regarding the projected benefit obligation and, for funded plans, the market-related value of plan assets as of the beginning of each year, or remeasurement period, if applicable. We record the service cost component of net periodic benefit costs in G&A. Non-service cost components are recorded in Other pension (income) expense. We have elected to use a market-related value of plan assets to calculate the expected return on assets, net of administrative and investment fees paid from plan assets, in net periodic benefit costs. For each individual plan we amortize into pension expense the net amounts in AOCI, as adjusted for the difference between the fair value and market-related value of plan assets, to the extent that such amounts exceed 10% of the greater of a plan’s projected benefit obligation or market-related value of assets, over the remaining service period of active participants in the plan or, for plans with no active participants, over the expected average life expectancy of the inactive participants in the plan. The market-related value of plan assets is the fair value of plan assets as of the beginning of each year adjusted for variances between actual returns and expected returns. We attribute such variances to the market-related value of plan assets evenly over five years. We record a curtailment when an event occurs that significantly reduces the expected years of future service or eliminates the accrual of defined benefits for the future services of a significant number of employees. We record a curtailment gain when the employees who are entitled to the benefits terminate their employment; we record a curtailment loss when it becomes probable a loss will occur.

We recognize settlement gains or losses only when we have determined that the cost of all settlements in a year will exceed the sum of the service and interest costs within an individual plan.

Recent Accounting Pronouncements. In June 2016, the FASB issued a standard that requires measurement and recognition of expected versus incurred credit losses for financial assets held. The standard is effective for the Company in our first quarter of fiscal 2020 and any impact upon adoption will be reflected through a cumulative-effect adjustment to Accumulated deficit as of the beginning of 2020. We do not anticipate the impact of adopting this standard will be material to our Consolidated Financial Statements.

Note 3 – Earnings Per Common Share (“EPS”)

	2019	2018	2017
Net Income	$1,294	$1,542	$1,340
Weighted-average common shares outstanding (for basic calculation)	306	322	347
Effect of dilutive share-based employee compensation	7	7	8
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	313	329	355

Basic EPS	$4.23	$4.80	$3.86

Diluted EPS	$4.14	$4.69	$3.77
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.0	2.0	2.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

During the years ended December 31, 2019, 2018 and 2017, we refranchised 25, 660 and 1,470 restaurants, respectively.  Additionally, during the year ended December 31, 2019, we sold certain restaurant assets associated with existing franchise restaurants to the franchisee. We received $110 million, $825 million and $1,773 million in pre-tax refranchising proceeds in 2019, 2018 and 2017, respectively.

A summary of Refranchising (gain) loss is as follows:

	Refranchising (gain) loss
	2019	2018	2017
KFC Division	$(6)	$(240)	$(581)
Pizza Hut Division	—	13	(16)
Taco Bell Division	(31)	(313)	(486)
Worldwide	$(37)	$(540)	$(1,083)

As a result of classifying restaurant and related assets as held for sale and ceasing depreciation expense, depreciation expense was reduced versus what would have otherwise been recorded by less than $1 million, $3 million and $10 million during the years ended December 31, 2019, 2018 and 2017, respectively. Our CODM does not consider the impact of these depreciation reductions, which were recorded within Company restaurant expenses, when assessing Divisional segment performance. These depreciation reductions were recorded as an unallocated benefit and were not allocated to the Division segments resulting in depreciation expense continuing to be recorded within our Divisional results at the rate at which it was prior to the held for sale classification.

Pizza Hut U.S. Transformation Agreement

In May 2017, we reached an agreement with Pizza Hut U.S. franchisees that will improve brand marketing alignment, accelerate enhancements in operations and technology and that included a permanent commitment to incremental advertising as well as digital and technology contributions by franchisees (the “Transformation Agreement”). In connection with the Transformation Agreement we anticipate investing approximately $90 million from 2017 to 2020 to upgrade restaurant equipment to improve operations, fund improvements in restaurant technology and enhance digital and e-commerce capabilities. As of December 31, 2019, we have invested $89 million since the inception of the agreement.

We have invested $25 million,  $25 million and $39 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the Transformation Agreement. These amounts consisted of capital investments and franchisee incentive payments that were capitalized.  Also included are operating investments of $13 million, $6 million and $31 million in the years ended December 31, 2019, 2018 and 2017, respectively.

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

In addition to the investments above, we funded $37.5 million of incremental system advertising from the second half of 2017 through 2018, including $12.5 million and $25 million we incurred during the years ended December 31, 2018 and 2017, respectively. These advertising amounts were recorded primarily in Franchise and property expenses and were included in the Pizza Hut Division segment operating results.

KFC U.S. Acceleration Agreement

During 2015, we reached an agreement with our KFC U.S. franchisees that gave us control of brand marketing execution as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience.  In connection with this agreement we invested approximately $130 million from 2015 through 2019. These investments, which primarily related to new back-of-house equipment for franchisees and incentives to accelerate franchisee store remodels, totaled $6 million, $6 million and $17 million in the years ended December 31, 2019, 2018 and 2017, respectively. To the extent these investments were not capitalized ($2 million in 2018 and $17 million in 2017) the financial impacts of the investments were not considered by our CODM when assessing segment performance. As such, these investments are not being allocated to the KFC Division operating segment results for performance reporting purposes. As of December 31, 2019 the initiatives related to this program are substantially complete.

In addition to the investments above, we funded $60 million of incremental system advertising from 2015 through 2018, including $10 million and $20 million incurred during the years ended December 31, 2018 and 2017, respectively. These advertising amounts were recorded primarily in Franchise and property expenses and were included in the KFC Division segment operating results.

Turkey Acquisition Contingent Consideration

During the second quarter of 2019 we recorded charges of $8 million and $2 million to Other (income) expense and Interest expense, net, respectively, related to cash payments in excess of our recorded liability to settle contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses.  Consistent with prior adjustments to the recorded contingent consideration, our CODM does not consider this charge when assessing segment performance due to the nature of these costs.  As such, these costs were not allocated to any of our segment operating results for performance reporting purposes.

Investment in Grubhub, Inc. ("Grubhub")

On February 7, 2018, certain of our subsidiaries entered into a master services agreement with a subsidiary of Grubhub, an online and mobile takeout food-ordering company in the U.S., which is intended to provide dedicated support for the KFC and Taco Bell branded online delivery channels in the U.S. through Grubhub’s online ordering platform, logistics and last-mile support for delivery orders, as well as point-of-sale integration to streamline operations. Concurrently with the master services agreement, one of our subsidiaries entered into an investment agreement with Grubhub to invest $200 million in exchange for approximately 2.8 million shares of Grubhub common stock, subject to customary closing conditions. In April 2018, all necessary regulatory approvals were obtained and the purchase of Grubhub shares was consummated. Shares acquired as part of this purchase are restricted from being transferred until the earlier of the two-year anniversary of closing the investment agreement or 30 days following the termination of our master services agreement with Grubhub. In the years ended December 31, 2019 and 2018 we recognized pre-tax expense of $77 million and pre-tax income of $14 million, respectively, related to the mark-to-market of these shares, which includes the respective depreciation and appreciation in the market price of Grubhub common stock. Changes in the fair value of our investment in Grubhub common stock are presented as Investment (income) expense, net within our Consolidated Statements of Income.

Income Tax Matters

During the year ended December 31, 2019 we completed intercompany transfers of certain intellectual property rights. As a result of the transfer of certain of these rights, largely to subsidiaries in the United Kingdom, we received a step-up in tax basis to current fair value under applicable tax law. To the extent this step-up in basis will be amortizable against future taxable income, we recognized a one-time deferred tax benefit of $226 million in the year ended December 31, 2019.

We recognized $434 million in our Income tax provision for the year ended December 31, 2017 as a result of the December 22, 2017 enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Act"). During the year ended December 31, 2018, we recorded a $35 million decrease related to our provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Act.

See Note 17.

YUM's Strategic Transformation Initiatives

In October 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the then anticipated spin-off of our China business (the "Separation") on October 31, 2016 into an independent, publicly-traded company under the name of Yum China Holdings, Inc. ("Yum China"). Major features of the Company’s strategic transformation plans involved being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. We incurred pre-tax costs of $8 million and $23 million related to our Strategic Transformation Initiatives in 2018 and 2017, respectively, primarily recorded in G&A. In 2018 and 2017, these costs included contract termination costs and relocation and severance costs for restaurant-support center employees. Due to the scope of the initiatives as well as their significance, our CODM did not consider the associated cost when assessing segment performance. As such, these costs were not allocated to any of our segment operating results for performance reporting purposes.

Modifications of Share-based Compensation Awards

In connection with the Separation, we modified certain share-based compensation awards held as part of our Executive Income Deferral ("EID") Plan in phantom shares of YUM Common Stock to provide one phantom Yum China share-based award for each outstanding phantom YUM share-based award. Through October 31, 2018, these Yum China awards could be settled in cash, as opposed to stock, which required recognition of the fair value of these awards within G&A in our Consolidated Income Statement. During 2018 and 2017, we recorded pre-tax credits of $3 million and charges of $18 million, respectively, related to these awards due to changes in the market price of Yum China's common stock. Given these adjustments were a direct result of the separation of our China business, our CODM did not consider their impact when assessing segment performance. As such, these amounts were not allocated to any of our segment operating results.

Beginning October 31, 2018, deferrals in phantom shares of Yum China common stock were no longer an investment option within our EID Plan and any balances relating to these phantom shares were moved to another available EID Plan investment option as selected by the participants.  Amounts directed into cash or phantom shares of a Stock Index Fund or a Bond Index Fund remained classified as a liability and any appreciation or depreciation in these investments from the transfer date forward is being recognized as compensation expense and included in our segment operating results consistent with existing investments in these funds. Any balances directed into phantom shares of YUM Common Stock were reclassified to Common Stock on our Consolidated Balance Sheet.  We do not recognize compensation expense for the appreciation or depreciation, if any, of investments in phantom shares of our Common Stock. See Note 15 for further description of our EID Plan.

Impact of Adopting New Lease Standards

As discussed in Note 2, we adopted Topic 842 at the beginning of the year ended December 31, 2019, using a modified retrospective method. Topic 842 was applied to all leases existing at, or entered into after, the beginning of 2019. As a result of adopting Topic 842, the following adjustments were made to the Consolidated Balance Sheet as of the beginning of the year ended December 31, 2019:

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

We recorded lease liabilities within Accounts payable and other current liabilities and Other liabilities and deferred credits of $83 million and $661 million, respectively, related to the present value of the remaining operating lease payments. These adjustments were partially offset by reductions to Accounts payable and other current liabilities and Other liabilities and deferred credits of $7 million and $56 million, respectively, primarily related to the write offs of liabilities previously recorded to reflect the impact of recognizing rent expense on a straight-line basis when lease payments were escalating under Legacy Lease GAAP. Additionally, lease liabilities recognized upon adoption were offset by the write-off of prepaid rent of $11 million that was recorded under Legacy Lease GAAP resulting in a decrease within Prepaid expenses and other current assets and Other assets of $10 million and $1 million, respectively.

We recorded a corresponding right-of-use asset within Other Assets of $690 million. This right-of-use asset reflected a $2 million impairment charge that would have been recorded before adoption of Topic 842 had the right-of-use asset been recognized under Legacy Lease GAAP. A related increase was recorded in Accumulated deficit.

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

The remaining adjustments to our December 31, 2017 Consolidated Balance Sheet are primarily a result of reclassifying the assets and liabilities of our consolidated advertising cooperative from Advertising cooperative assets, restricted and Advertising cooperative liabilities to the respective balance sheet caption to which the assets and liabilities relate.

The following tables reflect the impact of the adoption of Topic 606 on our Consolidated Statement of Income for the year ended December 31, 2018 and our Consolidated Balance Sheet as of December 31, 2018.

CONSOLIDATED STATEMENT OF INCOME
	Year ended 12/31/2018
Revenues	As Reported	Impact		Balances under Legacy Revenue GAAP
Company sales	$2,000	$—		$2,000
Franchise and property revenues	2,482	43		2,525
Franchise contributions for advertising and other services	1,206	(1,206)		—
Total revenues	5,688	(1,163)		4,525
Costs and Expenses, Net
Company restaurant expenses	1,634	—		1,634
General and administrative expenses	895	—		895
Franchise and property expenses	188	27		215
Franchise advertising and other services expense	1,208	(1,208)		—
Refranchising (gain) loss	(540)	4		(536)
Other (income) expense	7	—		7
Total costs and expenses, net	3,392	(1,177)		2,215
Operating Profit	2,296	14	(a)	2,310
Investment (income) expense, net	(9)	—		(9)
Other pension (income) expense	14	—		14
Interest expense, net	452	—		452
Income before income taxes	1,839	14		1,853
Income tax provision (benefit)	297	3		300
Net Income	$1,542	$11		$1,553

Basic Earnings Per Common Share	$4.80	$0.03		$4.83

Diluted Earnings Per Common Share	$4.69	$0.03		$4.72

(a)
Includes $23 million of franchise incentive payments made to or on behalf of franchisees during 2018 that under Legacy Revenue GAAP would have been recognized as expense in full in 2018. Due to the size and nature of such payments, we historically would not have allocated their impact to our Divisional results. Upon the adoption of Topic 606, these payments have been capitalized as assets.

Upon the adoption of Topic 606, the timing and amount of revenue recognized for upfront franchise fees and franchise incentives changed from upfront recognition under Legacy Revenue GAAP to recognition over the term of the franchise agreement to which the fees and incentives relate. Also, under Legacy Revenue GAAP, amounts reported as Franchise contributions for advertising and other services and Franchise advertising and other services expense were presented on a net basis. Upon the adoption of Topic

606, these amounts require gross presentation in our Consolidated Statements of Income. Lastly, Legacy Revenue GAAP required that certain value-added taxes withheld and remitted on our behalf by our franchisees be reported as revenue and corresponding expense in our Consolidated Statements of Income. Upon adoption of Topic 606, these taxes are reported on a net basis as a reduction in Franchise and property revenues.

CONSOLIDATED BALANCE SHEET
	As Reported 12/31/2018	Impact	Balances under Legacy Revenue GAAP 12/31/2018
ASSETS
Current Assets
Cash and cash equivalents	$292	$(13)	$279
Accounts and notes receivable, net	561	(120)	441
Prepaid expenses and other current assets	354	(107)	247
Advertising cooperative assets, restricted	—	241	241
Total Current Assets	1,207	1	1,208

Property, plant and equipment, net	1,237	(2)	1,235
Goodwill	525	—	525
Intangible assets, net	242	(16)	226
Other assets	724	(127)	597
Deferred income taxes	195	(25)	170
Total Assets	$4,130	$(169)	$3,961

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$911	$(287)	$624
Income taxes payable	69	—	69
Short-term borrowings	321	—	321
Advertising cooperative liabilities	—	241	241
Total Current Liabilities	1,301	(46)	1,255

Long-term debt	9,751	—	9,751
Other liabilities and deferred credits	1,004	(354)	650
Total Liabilities	12,056	(400)	11,656

Shareholders’ Deficit
Accumulated deficit	(7,592)	251	(7,341)
Accumulated other comprehensive loss	(334)	(20)	(354)
Total Shareholders’ Deficit	(7,926)	231	(7,695)
Total Liabilities and Shareholders’ Deficit	$4,130	$(169)	$3,961

The significant impacts resulting from the adoption of Topic 606 on our Consolidated Balance Sheet as of December 31, 2018, are consistent with those recorded as of January 1, 2018 as described previously.

Under Legacy Revenue GAAP, Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents pertaining to advertising cooperatives that we were required to consolidate were classified within Advertising cooperative assets, restricted. Upon adoption of Topic 606, these amounts are reflected on our Consolidated Balance Sheet and changes in these balances are reported within our Consolidated Statement of Cash Flows.

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

Note 5 – Revenue Recognition

Disaggregation of Total Revenues

The following table disaggregates revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$74	$21	$919	$1,014
Franchise revenues	175	282	602	1,059
Property revenues	20	6	44	70
Franchise contributions for advertising and other services	10	318	483	811

China
Franchise revenues	214	60	—	274

Other
Company sales	497	33	2	532
Franchise revenues	912	246	27	1,185
Property revenues	69	3	—	72
Franchise contributions for advertising and other services	520	58	2	580
	$2,491	$1,027	$2,079	$5,597

	2018
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$72	$37	$1,034	$1,143
Franchise revenues	171	284	539	994
Property revenues	23	4	27	54
Franchise contributions for advertising and other services	9	269	428	706

China
Franchise revenues	201	59	—	260

Other
Company sales	822	32	3	857
Franchise revenues	825	248	24	1,097
Property revenues	74	3	—	77
Franchise contributions for advertising and other services	447	52	1	500
	$2,644	$988	$2,056	$5,688

Property revenues for the year ended December 31, 2017 were $86 million.

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2019 and 2018 is presented below.

Deferred Franchise Fees
Balance at January 1, 2018	$392
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(66)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	102
Other(a)	(14)
Balance at December 31, 2018	$414
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(70)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	93
Other(a)	4
Balance at December 31, 2019	$441

(a)
Includes impact of foreign currency translation as well as, in 2018, the recognition of deferred franchise fees into Refranchising (gain) loss upon the modification of existing franchise agreements when entering into master franchise agreements.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$65
1 - 2 years	60
2 - 3 years	56
3 - 4 years	51
4 - 5 years	46
Thereafter	163
Total	$441

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Note 6 – Supplemental Cash Flow Data

	2019	2018	2017
Cash Paid For:
Interest	$497	$455	$442
Income taxes	283	279	346
Significant Non-Cash Investing and Financing Activities:
Finance lease obligations incurred	$14	$4	$8
Finance lease and other debt obligations transferred through refranchising	(1)	(24)	(35)
Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:
Cash and cash equivalents as presented in Consolidated Balance Sheets	$605	$292	$1,522
Restricted cash included in Prepaid expenses and other current assets(a)	138	151	60
Restricted cash and restricted cash equivalents included in Other assets(b)	25	31	17
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows(c)	$768	$474	$1,599

(a)
Restricted cash within Prepaid expenses and other current assets reflects Taco Bell Securitization interest reserves (See Note 10) and the cash related to advertising cooperatives that we consolidate that can only be used to settle obligations of the respective cooperatives.

(b)	Primarily trust accounts related to our self-insurance program.

(c)
Upon adoption of Topic 606 we reclassified cash of $11 million and restricted cash of $58 million, respectively, from Advertising cooperative assets, restricted to Cash and cash equivalents and Prepaid expenses and other current assets. These amounts are included in the Beginning of Year balance of Cash, Cash Equivalents, Restricted Cash and Restricted Cash equivalents in our Consolidated Statement of Cash Flows for the year ended December 31, 2018.

Note 7 – Other (Income) Expense

	2019	2018	2017
Foreign exchange net (gain) loss and other(a)	$(1)	$1	$7
Closure and impairment expense	5	6	3
Other (income) expense	$4	$7	$10

(a)	2019 includes settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses (See Note 4).

Note 8 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2019	2018
Income tax receivable	$39	$36
Restricted cash	138	151
Assets held for sale(a)	25	24
Other prepaid expenses and current assets	136	143
Prepaid expenses and other current assets	$338	$354

Property, Plant and Equipment	2019	2018
Land	$408	$422
Buildings and improvements	1,325	1,349
Finance leases, primarily buildings	68	59
Machinery, equipment and other	505	523
Property, plant and equipment, gross	2,306	2,353
Accumulated depreciation and amortization	(1,136)	(1,116)
Property, plant and equipment, net	$1,170	$1,237

Depreciation and amortization expense related to PP&E was $114 million, $146 million and $215 million in 2019, 2018 and 2017, respectively.

Other Assets	2019	2018
Operating lease right-of-use assets(b)	$642	$—
Investment in Grubhub common stock(c)	137	214
Franchise incentives	174	141
Other	360	369
Other assets	$1,313	$724

Accounts Payable and Other Current Liabilities	2019	2018
Accounts payable	$173	$202
Accrued compensation and benefits	223	206
Accrued advertising	96	108
Operating lease liabilities(b)	67	—
Accrued taxes, other than income taxes	52	48
Other current liabilities	349	347
Accounts payable and other current liabilities	$960	$911

(a)	Reflects the carrying value of restaurants we have offered for sale to franchisees and excess properties that we do not intend to use for restaurant operations in the future.

(b)	Increase from 2018 primarily due to the adoption of Topic 842 beginning with the year ended December 31, 2019. See Notes 2 and 4 for further discussion.

(c)	Refer to Note 4 for additional discussion regarding our investment in Grubhub.

Note 9 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	KFC	Pizza Hut	Taco Bell	Worldwide
Goodwill, net as of December 31, 2017(a)	$247	$162	$103	$512
Disposal and other, net(b)	(17)	(5)	(4)	(26)
QuikOrder acquisition(c)	—	39	—	39
Goodwill, net as of December 31, 2018(a)	$230	$196	$99	$525
Disposal and other, net(b)	3	3	(1)	5
Goodwill, net as of December 31, 2019(a)	$233	$199	$98	$530

(a)	Goodwill, net includes $17 million of accumulated impairment losses for each year presented related to our Pizza Hut segment.

(b)	Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

(c)
In December 2018, we completed the acquisition of QuikOrder, LLC, an online ordering software and service provider for the restaurant industry (“QuikOrder”), who was a provider of services to Company and franchise restaurants of our Pizza Hut U.S. business for nearly two decades. The purchase price allocated for accounting purposes of $77 million consisted of cash, net of cash acquired, in the amount of $66 million, settlement of a prepaid asset of $6 million related to our preexisting contractual relationship with QuikOrder and contingent consideration of $5 million. The contingent consideration was paid in the year ended December 31, 2019. The acquisition was part of our strategy to deliver an easy and personalized online ordering experience and accelerate digital innovation. Subsequent to the acquisition, fees paid by franchisees for use of the QuikOrder software are being presented within Franchise contributions for advertising and other services. Associated costs we incur are being presented within Franchise advertising and other services expense and G&A.

The primary assets recorded as a result of the purchase price allocation were goodwill of $39 million and amortizable intangible assets (primarily software) of $33 million. The goodwill recorded resulted from increased synergies expected to be achieved through leveraging our scale and resources to enhance the services previously offered by QuikOrder. The goodwill amortization is deductible for tax purposes and has been allocated to the Pizza Hut U.S. reporting unit.

The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2017 would not have been significant. The direct transaction costs associated with the acquisition were also not material and were expensed as incurred.

Intangible assets, net for the years ended 2019 and 2018 are as follows:

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Capitalized software costs	$306	$(130)	$319	$(156)
Reacquired franchise rights	38	(32)	37	(30)
Franchise contract rights	100	(83)	99	(79)
Lease tenancy rights	5	(1)	11	(1)
Other	38	(28)	38	(27)
	$487	$(274)	$504	$(293)

Indefinite-lived intangible assets
KFC trademark	$31		$31

Amortization expense for all definite-lived intangible assets was $52 million in 2019, $37 million in 2018 and $33 million in 2017.  Amortization expense for definite-lived intangible assets is expected to approximate $53 million in 2020, $42 million in 2021, $25 million in 2022, $19 million in 2023 and $14 million in 2024.

Note 10 – Short-term Borrowings and Long-term Debt

	2019	2018
Short-term Borrowings
Current maturities of long-term debt	$437	$331
Other	4	—
	441	331
Less current portion of debt issuance costs and discounts	(10)	(10)
Short-term borrowings	$431	$321

Long-term Debt
Securitization Notes	$2,898	$2,928
Subsidiary Senior Unsecured Notes	2,850	2,850
Term Loan A Facility	463	488
Term Loan B Facility	1,935	1,955
YUM Senior Unsecured Notes	2,425	1,875
Finance lease obligations (See Note 11)	77	71
	$10,648	$10,167
Less debt issuance costs and discounts	(80)	(85)
Less current maturities of long-term debt	(437)	(331)
Long-term debt	$10,131	$9,751

Securitization Notes

Taco Bell Funding, LLC (the “Issuer”), a special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. (“TBC”) through a series of securitization transactions has issued fixed rate senior secured notes collectively referred to as the “Securitization Notes”. The following table summarizes Securitization Notes outstanding at December 31, 2019:

			Interest Rate
Issuance Date	Anticipated Repayment Date(a)	Outstanding Principal (in millions)	Stated	Effective(b)
May 2016	May 2023	$488	4.377%	4.59%
May 2016	May 2026	$975	4.970%	5.14%
November 2018	November 2023	$816	4.318%	4.53%
November 2018	November 2028	$619	4.940%	5.06%

(a)
The legal final maturity dates of the Securitization Notes issued in 2016 and 2018 are May 2046 and November 2048, respectively. If the Issuer has not repaid or refinanced a series of Securitization Notes prior to its respective Anticipated Repayment Dates, rapid amortization of principal on all Securitization Notes will occur and additional interest will accrue on the Securitization Notes.

(b)	Includes the effects of the amortization of any discount and debt issuance costs.

The Securitization Notes were issued in transactions pursuant to which certain of TBC’s domestic assets, consisting principally of franchise-related agreements and domestic intellectual property, were contributed to the Issuer and the Issuer’s special purpose, wholly-owned subsidiaries (the “Guarantors”, and collectively with the Issuer, the "Securitization Entities") to secure the Securitization Notes. The Securitization Notes are secured by substantially all of the assets of the Securitization Entities, and include a lien on all existing and future U.S. Taco Bell franchise and license agreements and the royalties payable thereunder, existing and future U.S. Taco Bell intellectual property, certain transaction accounts and a pledge of the equity interests in asset owning Securitization Entities. The remaining U.S. Taco Bell assets that were excluded from the transfers to the Securitization Entities continue to be held by Taco Bell of America, LLC ("TBA") and TBC. The Securitization Notes are not guaranteed by the remaining U.S. Taco Bell assets, the Company, or any other subsidiary of the Company.

Payments of interest and principal on the Securitization Notes are made from the continuing fees paid pursuant to the franchise and license agreements with all U.S. Taco Bell restaurants, including both company and franchise operated restaurants. Interest on and principal payments of the Securitization Notes are due on a quarterly basis. In general, no amortization of principal of the Securitization Notes is required prior to their anticipated repayment dates unless as of any quarterly measurement date the consolidated leverage ratio (the ratio of total debt to Net Cash Flow (as defined in the related indenture)) for the preceding four fiscal quarters of either the Company and its subsidiaries or the Issuer and its subsidiaries exceeds 5.0:1, in which case amortization payments of 1% per year of the outstanding principal as of the closing of the Securitization Notes are required. As of the most recent quarterly measurement date the consolidated leverage ratio exceeded 5.0:1 and, as a result, amortization payments are required.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Securitization Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the related indenture) of at least 1.1:1, gross domestic sales for branded restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Securitization Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of December 31, 2019, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the indenture, certain cash accounts have been established with the indenture trustee for the benefit of the note holders, and are restricted in their use. The indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of December 31, 2019, the Company had restricted cash of $81 million primarily related to required interest reserves included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. The amount of weekly securitization cash flow collections that exceed the required weekly allocations is generally remitted to the Company. During the most recent quarter ended December 31, 2019, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

Term Loan Facilities, Revolving Facility and Subsidiary Senior Unsecured Notes

KFC Holding Co., Pizza Hut Holdings, LLC, and TBA, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the "Borrowers") have entered into a credit agreement providing for senior secured credit facilities and a $1.0 billion revolving facility (the Revolving Facility"). The senior secured credit facilities, which include a Term Loan A Facility and a Term Loan B Facility, and the Revolving Facility are collectively referred to as the "Credit Agreement". Additionally, the Borrowers through a series of transactions have issued the Subsidiary Senior Unsecured Notes due 2024, 2026 and 2027 (collectively referred to as the “Subsidiary Senior Unsecured Notes”). The following table summarizes borrowings outstanding under the Credit Agreement as well as our Subsidiary Senior Unsecured Notes as of December 31, 2019. There are no outstanding borrowings under the Revolving Facility and $1.3 million of letters of credit outstanding as of December 31, 2019.

				Interest Rate
	Issuance Date	Maturity Date	Outstanding Principal (in millions)	Stated	Effective(b)
Term Loan A Facility	June 2016	June 2022	$463	(a)	3.46%
Term Loan B Facility	June 2016	April 2025	$1,935	(a)	3.65%
Senior Note Due 2024	June 2016	June 2024	$1,050	5.00%	5.16%
Senior Note Due 2026	June 2016	June 2026	$1,050	5.25%	5.39%
Senior Note Due 2027	June 2017	June 2027	$750	4.75%	4.90%

(a)
The interest rates applicable to the Term Loan A Facility as well as the Revolving Facility range from 1.25% to 1.75% plus LIBOR or from 0.25% to 0.75% plus the Base Rate (as defined in the Credit Agreement), at the Borrowers’ election, based upon the total leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement). As of December 31, 2019 the interest rate spreads on the LIBOR and Base Rate applicable to our Term Loan A Facility were 1.50% and 0.50%, respectively.

The interest rates applicable to the Term Loan B Facility are 1.75% plus LIBOR or 0.75% plus the Base Rate, at the Borrowers’ election.

(b)
Includes the effects of the amortization of any discount and debt issuance costs as well as the impact of the interest rate swaps on the Term Loan B Facility (See Note 12). The effective rates related to our Term Loan A and B Facilities are based on current LIBOR-based interest rates at December 31, 2019.

The Term Loan A Facility is subject to quarterly amortization payments currently in an amount equal to 1.25% of the initial principal amount of the facility. These amortization payments will increase to an amount equal to 1.875% of the initial principal amount of the facility on the fourth anniversary of the closing date and to an amount equal to 3.75% of the initial principal amount of the facility on the fifth anniversary of the closing date, with the balance payable at maturity on June 7, 2022.

The Term Loan B Facility is subject to quarterly amortization payments in an amount equal to 0.25% of the initial principal amount of the facility, with the balance payable at maturity on April 3, 2025.

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

The Credit Agreement includes two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of December 31, 2019.

The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors and (iii) by each of the Borrower's and the Specified Guarantors’ domestic subsidiaries that guarantees the Borrower's obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of December 31, 2019.

YUM Senior Unsecured Notes

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes. The following table summarizes all YUM Senior Unsecured Notes issued that remain outstanding at December 31, 2019:

			Interest Rate
Issuance Date	Maturity Date	Principal Amount (in millions)	Stated	Effective(a)
October 2007	November 2037	$325	6.88%	7.45%
August 2010	November 2020	$350	3.88%	4.01%
August 2011	November 2021	$350	3.75%	3.88%
October 2013	November 2023	$325	3.88%	4.01%
October 2013	November 2043	$275	5.35%	5.42%
September 2019	January 2030	$800	4.75%	4.90%

(a)
Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward starting interest rate swaps utilized to hedge the interest rate risk prior to debt issuance.

As included in the table above, on September 11, 2019, Yum! Brands, Inc. issued $800 million aggregate principal amount of 4.75% YUM Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”). The net proceeds from the issuance were used to repay in full $250 million aggregate principal amount of YUM Senior Unsecured Notes that matured in September 2019, to repay the then outstanding borrowings under our $1 billion revolving facility and for general corporate purposes. Interest on the 2030 Notes is payable semiannually in arrears on January 15 and July 15 of each year. The Company incurred debt issuance costs of $10 million in connection with the issuance of the 2030 Notes. These issuance costs are recorded as a reduction in Long-term debt on our Consolidated Balance Sheet.

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

The annual maturities of all Short-term borrowings and Long-term debt as of December 31, 2019, excluding finance lease obligations of $77 million are as follows:

Year ended:
2020	$434
2021	455
2022	424
2023	1,626
2024	1,086
Thereafter	6,550
Total	$10,575

Interest expense on Short-term borrowings and Long-term debt was $519 million, $496 million and $473 million in 2019, 2018 and 2017, respectively.

Note 11 – Lease Accounting

Components of Lease Expense

2019
Operating lease cost	$115
Finance lease cost
Amortization of right-of-use assets	3
Interest on lease liabilities	3
Total finance lease cost	6
Sublease income	(69)

Rental expense related to operating leases was $151 million and $214 million for the years ended December 31, 2018 and 2017, respectively.

Supplemental Cash Flow Information

2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$104
Operating cash flows from finance leases	3
Financing cash flows from finance leases	4
Right-of-use assets obtained in exchange for lease obligations
Operating leases	79
Finance leases	14

Supplemental Balance Sheet Information

	2019	Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$642	Other assets
Finance lease right-of-use assets	42	Property, plant and equipment, net
Total right-of-use assets(a)	$684

Liabilities
Current
Operating	$67	Accounts payable and other current liabilities
Finance	7	Short-term borrowings
Non-current
Operating	640	Other liabilities and deferred credits
Finance	70	Long-term debt
Total lease liabilities(a)	$784

Weighted-average Remaining Lease Term (in years)
Operating leases	12.3
Finance leases	12.7

Weighted-average Discount Rate
Operating leases	5.6%
Finance leases	6.6%

(a)
U.S. operating lease right-of-use assets and liabilities totaled $283 million and $337 million, respectively, as of December 31, 2019. These amounts primarily related to Taco Bell U.S. including leases related to Company-operated restaurants, leases related to franchise-operated restaurants we sublease and the Taco Bell restaurant support center.

Maturity of Lease Payments and Receivables

Future minimum lease payments, including rental payments for lease renewal options we are reasonably certain to exercise, and amounts to be received as lessor or sublessor as of December 31, 2019 were as follows:

	Commitments		Lease Receivables
	Finance	Operating	Direct Financing	Operating
2020	$11	$105	$5	$81
2021	11	100	4	76
2022	9	92	4	72
2023	9	83	4	69
2024	8	76	3	65
Thereafter	62	531	28	601
Total lease payments/receipts	110	987	48	$964
Less imputed interest/unearned income	(33)	(280)	(18)
Total lease liabilities/receivables	$77	$707	$30

As of December 31, 2019, we have executed real estate leases that have not yet commenced with estimated future lease payments of approximately $46 million, which are not included in the tables above. These leases are expected to commence in 2020 with lease terms of up to 20 years.

Future minimum lease payments and amounts to be received as lessor or sublessor under the non-cancellable term of leases as of December 31, 2018 as required to be disclosed under Legacy Lease GAAP were as follows:

	Commitments		Lease Receivables
	Capital	Operating	Direct Financing	Operating
2019	$10	$103	$6	$89
2020	10	89	5	79
2021	9	78	4	74
2022	8	71	4	69
2023	8	61	3	67
Thereafter	58	384	30	638
	$103	$786	$52	$1,016

At December 31, 2018 and 2017, the present value of minimum payments under capital leases was $71 million and $105 million, respectively. At December 31, 2018, unearned income associated with direct financing lease receivables was $19 million.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. On July 25, 2016, we agreed with multiple counterparties to swap the variable LIBOR-based component of the interest payments related to $1.55 billion of borrowings under our Term Loan B Facility. These interest rate swaps will expire in July 2021.  Further, on May 14, 2018 we entered into forward-starting interest rate swaps to fix the interest rate on $1.5 billion of borrowings under our Term Loan B Facility from the date the July 2016 swaps expire through March 2025.  The interest rate swaps executed in May 2018 will result in a fixed rate of 4.81% on the swapped portion of the Term Loan B Facility from July 2021 through March 2025.  These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt.  There were no other interest rate swaps outstanding as of December 31, 2019.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through December 31, 2019, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements.  Through December 31, 2019, all foreign currency contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of December 31, 2019 and December 31, 2018, foreign currency contracts outstanding related to intercompany receivables and payables had total notional amounts of $20 million and $459 million, respectively. During the third quarter of 2019 we terminated foreign currency contracts with notional amounts of $430 million and settled the related intercompany receivable and payable.  As a result of this termination and settlement, we reclassified $4 million of unrealized loss from AOCI to Interest expense, net in our Consolidated Statements of Income.  We received $3 million in cash from the counterparty upon termination, which represented the fair value of the contracts at the time of termination.  Our remaining foreign currency forward contracts all have durations that expire in 2020.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2019, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Gains/(Losses) Recognized in OCI			(Gains)/Losses Reclassified from AOCI into Net Income
	2019	2018	2017	2019	2018	2017

Interest rate swaps	$(71)	$(3)	$4	$(17)	$(19)	$2
Foreign currency contracts	20	22	(56)	(8)	(20)	56
Income tax benefit/(expense)	16	1	1	4	5	(3)

As of December 31, 2019, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $6 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 – Fair Value Disclosures

As of December 31, 2019 the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	2019		2018
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Securitization Notes(a)	$2,898	$3,040	$2,928	$2,967
Subsidiary Senior Unsecured Notes(b)	2,850	3,004	2,850	2,733
Term Loan A Facility(b)	463	464	488	479
Term Loan B Facility(b)	1,935	1,949	1,955	1,915
YUM Senior Unsecured Notes(b)	2,425	2,572	1,875	1,798

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

Recurring Fair Value Measurements

The Company has interest rate swaps, foreign currency contracts, an investment in Grubhub common stock and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 12 for discussion regarding derivative instruments and Note 4 for discussion regarding our investment in Grubhub common stock). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.

			Fair Value
	Consolidated Balance Sheet	Level	2019	2018
Assets
Interest Rate Swaps	Prepaid expenses and other current assets	2	$6	$21
Foreign Currency Contracts	Prepaid expenses and other current assets	2	—	5
Interest Rate Swaps	Other assets	2	3	29
Investment in Grubhub Common Stock	Other assets	1	137	214
Other Investments	Other assets	1	43	27

Liabilities
Interest Rate Swaps	Other liabilities and deferred credits	2	71	23
Foreign Currency Contracts	Other liabilities and deferred credits	2	—	24

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of the investment in Grubhub common stock was determined primarily based on closing market prices for the shares. The other investments primarily include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities and whose fair values were determined based on the closing market prices of the respective mutual funds as of December 31, 2019 and December 31, 2018.

Non-Recurring Fair Value Measurements

During the year ended December 31, 2019, we recognized non-recurring fair value measurements of $7 million related to refranchising related impairment.  Refranchising related impairment results from writing down the assets of restaurants or restaurant groups offered for refranchising, including certain instances where a decision has been made to refranchise restaurants that are deemed to be impaired.  The fair value measurements used in our impairment evaluation were based on actual bids received from potential buyers (Level 2).  The remaining net book value of these restaurants at December 31, 2019 is insignificant.

During the years ended December 31, 2019 and December 31, 2018, we recognized non-recurring fair value measurements of $4 million and $1 million, respectively, related to restaurant-level impairment. Restaurant-level impairment charges are recorded in Other (income) expense and resulted primarily from our impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). These amounts exclude fair value measurements made for assets that were subsequently disposed of prior to those respective year end dates. The remaining net book value of restaurant assets measured at fair value during the years ended December 31, 2019 and December 31, 2018 is insignificant.

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

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time-to-time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2020. Our two significant U.S. plans were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in those plans.

We do not anticipate any plan assets being returned to the Company during 2020 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$873	$1,007
Service cost	6	8
Interest cost	39	38
Plan amendments	2	1
Special termination benefits	—	1
Benefits paid	(57)	(73)
Settlement payments	(1)	—
Actuarial (gain) loss	153	(109)
Benefit obligation at end of year	$1,015	$873

A significant component of the overall increase in the Company's benefit obligation for the year ended December 31, 2019 was due to an actuarial loss, which was primarily due to a decrease in the discount rate used to measure our benefit obligation from 4.60% at December 31, 2018 to 3.50% at December 31, 2019. A significant component of the overall decrease in the Company's benefit obligation for the year ended December 31, 2018 was due to an actuarial gain, which was primarily due to an increase in the discount rate used to measure our benefit obligation from 3.90% at December 31, 2017 to 4.60% at December 31, 2018.

Change in plan assets:
Fair value of plan assets at beginning of year	$755	$864
Actual return on plan assets	176	(49)
Employer contributions	12	13
Benefits paid	(57)	(73)
Fair value of plan assets at end of year	$886	$755
Funded status at end of year	$(129)	$(118)

Amounts recognized in the Consolidated Balance Sheet:
	2019	2018
Accrued benefit liability - current	$(4)	$(5)
Accrued benefit liability - non-current	(125)	(113)
	$(129)	$(118)

The accumulated benefit obligation was $984 million and $849 million at December 31, 2019 and December 31, 2018, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
	2019	2018
Projected benefit obligation	$1,015	$873
Accumulated benefit obligation	984	849
Fair value of plan assets	886	755

Information for pension plans with a projected benefit obligation in excess of plan assets:
	2019	2018
Projected benefit obligation	$1,015	$873
Accumulated benefit obligation	984	849
Fair value of plan assets	886	755

Components of net periodic benefit cost:

	2019	2018	2017
Service cost	$6	$8	$10
Interest cost	39	38	41
Amortization of prior service cost(a)	6	5	6
Expected return on plan assets	(44)	(44)	(45)
Amortization of net loss	1	16	5
Net periodic benefit cost	$8	$23	$17
Additional (gain) loss recognized due to: Settlement charges(b)	$3	$—	$19
Special termination benefits	$—	$1	$2
Pension data adjustment(c)	$—	$—	$22

(a)	Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)	Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. These losses were recorded in Other pension (income) expense.

(c)
Reflects a non-cash, out-of-year charge related to the adjustment of certain historical deferred vested liability balances in the Plan during the first quarter of 2017 recorded in Other pension (income) expense. See Note 4.

Pension gains (losses) in AOCI:
	2019	2018
Beginning of year	$(123)	$(160)
Net actuarial gain (loss)	(22)	17
Curtailments	—	—
Amortization of net loss	1	16
Amortization of prior service cost	6	5
Prior service cost	(2)	(1)
Settlement charges	4	—
End of year	$(136)	$(123)

Accumulated pre-tax losses recognized within AOCI:
	2019	2018
Actuarial net loss	$(118)	$(101)
Prior service cost	(18)	(22)
	$(136)	$(123)

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2019	2018
Discount rate	3.50%	4.60%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2019	2018	2017(a)
Discount rate	4.60%	3.90%	4.53%
Long-term rate of return on plan assets	5.75%	5.65%	6.06%
Rate of compensation increase	3.00%	3.75%	3.75%

(a)    Reflects a weighted average due to interim re-measurements in 2017.

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category and future growth expectations.

Plan Assets

The fair values of our pension plan assets at December 31, 2019 and December 31, 2018 by asset category and level within the fair value hierarchy are as follows:

	2019	2018
Level 1:
Cash	$5	$3
Cash Equivalents(a)	13	10
Fixed Income Securities - U.S. Corporate(b)	161	140
Equity Securities – U.S. Large cap(b)	268	215
Equity Securities – U.S. Mid cap(b)	44	35
Equity Securities – U.S. Small cap(b)	43	34
Equity Securities – Non-U.S.(b)	88	74
Level 2:
Fixed Income Securities – U.S. Corporate(c)	120	106
Fixed Income Securities – U.S. Government and Government Agencies(d)	274	161
Fixed Income Securities – Other(d)	39	18
Total fair value of plan assets(e)	$1,055	$796

(a)	Short-term investments in money market funds.

(b)	Securities held in common trusts.

(c)	Investments held directly by the Plan.

(d)	Includes securities held in common trusts and investments held directly by the Plan.

(e)	2019 and 2018 exclude net unsettled trade payables of $169 million and $41 million, respectively.

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

A mutual fund held as an investment by the Plan includes shares of Common Stock valued at $0.3 million at both December 31, 2019 and December 31, 2018 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2020	$43
2021	47
2022	49
2023	52
2024	53
2025 - 2029	287

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

At the end of 2019 and 2018, the projected benefit obligations of these UK plans totaled $290 million and $233 million, respectively and plan assets totaled $372 million and $319 million, respectively. These plans were both in a net overfunded position at the end of 2019 and 2018 and related expense amounts recorded in each of 2019, 2018 and 2017 were not significant.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our UK plans in 2020.

Retiree Medical Benefits

Our post-retirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents, and includes retiree cost-sharing provisions and a cap on our liability.  This plan was previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001 is not eligible to participate in this plan.  Employees hired prior to September 30, 2001 are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.  We fund our post-retirement plan as benefits are paid.

At the end of 2019 and 2018, the accumulated post-retirement benefit obligation was $44 million and $45 million, respectively.  Actuarial pre-tax gains of $9 million and $13 million were recognized in AOCI at the end of 2019 and 2018, respectively. The net periodic benefit cost recorded was $1 million in 2019, $2 million in 2018 and $2 million in 2017, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.

The benefits expected to be paid in each of the next five years are approximately $4 million and in aggregate for the five years thereafter are $14 million.

U.S. Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $11 million in 2019, $12 million in 2018 and $13 million in 2017.

Note 15 – Share-based and Deferred Compensation Plans

Overview

At year end 2019, we had one stock award plan in effect: the Yum! Brands, Inc. Long-Term Incentive Plan (the “LTIP”). Under the LTIP, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant.

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

At year end 2019, approximately 26 million shares were available for future share-based compensation grants under the LTIP.

Our EID Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation.  As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants.  These investment options are limited to cash, phantom shares of our Common Stock, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund.  Investments in cash and phantom shares of both index funds will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets. We recognize compensation expense for the appreciation or the depreciation, if any, of investments in cash and both of the index funds.  Deferrals into the phantom shares of our Common Stock will be distributed in shares of our Common Stock, under the LTIP,  at a date as elected by the employee and therefore are classified in Common Stock on our Consolidated Balance Sheets.  We do not recognize compensation expense for the appreciation or the depreciation, if any, of investments in phantom shares of our Common Stock.  Our EID plan also allows certain participants to defer incentive compensation to purchase phantom shares of our Common Stock and receive a 33% Company match on the amount deferred.  Deferrals receiving a match are similar to an RSU award in that participants will generally forfeit both the match and incentive compensation amounts deferred if they voluntarily separate from employment during a vesting period that is two years from the date of deferral.  We expense the intrinsic value of the match and the incentive compensation amount over the requisite service period which includes the vesting period.

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2020.

In connection with the Separation of our China business, under the provisions of our LTIP, employee stock options, SARs, RSUs and PSUs were adjusted to maintain the pre-spin intrinsic value of the awards. Depending on the tax laws of the country of employment, awards were modified using either the shareholder method or the employer method. Share-based compensation as recorded in Net Income is based on the amortization of the fair value for both YUM and Yum China awards held by YUM employees. Share issuances for Yum China awards held by YUM employees will be satisfied by Yum China. Share issuances for YUM awards held by Yum China employees are being satisfied by YUM.

Under the shareholder method, investments in phantom shares of our Common Stock held within our EID Plan were partially converted into phantom investments in Yum China. Through October 31, 2018, distributions of investments in phantom shares of Yum China could be settled in cash, as opposed to stock, at a date as elected by the employee and, therefore, were classified as a liability and remeasured to fair value at each reporting period in our Consolidated Balance Sheet. During 2018 and 2017, we recorded a $3 million credit and a $18 million charge, respectively, within G&A related to these awards (See Note 4).

As of October 31, 2018, deferrals in phantom shares of Yum China common stock were no longer an investment option within our EID Plan and any balances relating to these shares were moved to another available EID Plan investment option as selected by the participants.  Amounts directed into cash or phantom shares of a Stock Index Fund or a Bond Index Fund remained classified as a liability and appreciation or depreciation in these investments from the transfer date forward are recognized as compensation expense. Any amounts directed into phantom shares of YUM Common Stock were reclassified to Common Stock on our Consolidated Balance Sheet.  We do not recognize compensation expense for the appreciation or depreciation, if any, of investments in phantom shares of our Common Stock.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2019	2018	2017
Risk-free interest rate	2.5%	2.5%	1.9%
Expected term	6.5 years	6.5 years	6.4 years
Expected volatility	22.0%	22.0%	22.9%
Expected dividend yield	1.8%	1.8%	1.8%

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

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our publicly-traded options.  The expected dividend yield is based on the annual dividend yield at the time of grant.

The fair values of PSU awards without market-based conditions and RSU awards are based on the closing price of our Common Stock on the date of grant. The fair values of PSU awards with market-based conditions have been valued based on the outcome of a Monte Carlo simulation.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	16,191		$51.84
Granted	2,332		93.52
Exercised	(3,210)		38.16
Forfeited or expired	(449)		75.29
Outstanding at the end of the year	14,864	(a)	60.76	5.62	$594
Exercisable at the end of the year	9,283		$49.38	4.10	$477

(a)
Outstanding awards include 782 options and 14,082 SARs with weighted average exercise prices of $45.03 and $61.64, respectively. Outstanding awards represent YUM awards held by employees of both YUM and Yum China.

The weighted-average grant-date fair value of stock options and SARs granted during 2019, 2018 and 2017 was $19.82, $16.45 and $14.08, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2019, December 31, 2018 and December 31, 2017, was $204 million, $195 million and $154 million, respectively.

As of December 31, 2019, $49 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.7 years.  This reflects unrecognized cost for both YUM and Yum China awards held by YUM employees. The total fair value at grant date of awards for both YUM and Yum China awards held by YUM employees that vested during 2019, 2018 and 2017 was $31 million, $28 million and $33 million, respectively.

RSUs and PSUs

As of December 31, 2019, there was $30 million of unrecognized compensation cost related to 1.1 million unvested RSUs and PSUs, none of which related to Yum China common stock. The total fair value at grant date of awards that vested during 2019, 2018 and 2017 was $14 million, $16 million and $10 million, respectively.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2019	2018		2017
Options and SARs	$39	$37		$30
Restricted Stock Units	12	6		26
Performance Share Units	8	7		9
Total Share-based Compensation Expense	$59	$50	(a)	$65	(a)
Deferred Tax Benefit recognized	$9	$9		$22	(b)

EID compensation expense not share-based	$17	$(2)		$12

(a)	Includes $3 million of appreciation and $18 million of depreciation in the market price of Yum China's stock in 2018 and 2017, respectively. See Note 4.

(b)    Deferred tax benefit recognized does not reflect the impact of the Tax Act. See Note 17.

Cash received from stock option exercises for 2019, 2018 and 2017 was $1 million, $5.5 million and $12 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2019, 2018 and 2017 totaled $66 million, $60 million and $153 million, respectively.

Note 16 – Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2019, 2018 and 2017.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)						Dollar Value of Shares Repurchased
Authorization Date	2019		2018		2017		2019		2018		2017
August 2018	7,788		10,003		—		810		894		—
November 2017	—		18,240		—		—		1,500		—
November 2016	—		—		26,561		—		—		1,915
Total	7,788	(a)	28,243	(a)	26,561	(b)	$810	(a)	$2,394	(a)	$1,915	(b)

(a)
2019 amount excludes and 2018 amount includes the effect of $5 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2018 but settlement dates subsequent to December 31, 2018.

(b)	2017 amount excludes the effect of $45 million in share repurchases (0.7 million shares) with trade dates prior to December 31, 2016 but settlement dates subsequent to December 31, 2016.

On November 21, 2019, our Board of Directors authorized share repurchases through June 2021 of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2019, we have remaining capacity to repurchase up to $2 billion of Common Stock under this authorization. Unutilized share repurchase capacity of $296 million under the August 2018 authorization expired on December 31, 2019.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature(a)		Pension and Post-Retirement Benefits(b)		Derivative Instruments(c)		Total
Balance at December 31, 2017, net of tax	$(174)		$(106)		$9		$(271)

Adoption of accounting standards	21	(d)	(17)	(e)	(2)	(e)	2

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	(88)		24		20		(44)

(Gains) losses reclassified from AOCI, net of tax	(4)		17		(34)		(21)

	(92)		41		(14)		(65)

Balance at December 31, 2018, net of tax	$(245)		$(82)		$(7)		$(334)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	24		(30)		(35)		(41)

(Gains) losses reclassified from AOCI, net of tax	—		8		(21)		(13)

	24		(22)		(56)		(54)

Balance at December 31, 2019, net of tax	$(221)		$(104)		$(63)		$(388)

(a)	Amounts reclassified from AOCI are due to substantially complete liquidations of foreign entities related to the KFC and Pizza Hut Brazil refranchising transactions during 2018.

(b)
Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2019 include amortization of net losses of $2 million, amortization of prior service cost of $5 million, settlement charges of $3 million and related income tax benefit of $2 million. Amounts reclassified from AOCI for pension and post-retirement benefit plan losses during 2018 include amortization of net losses of $17 million, amortization of prior service cost of $5 million and related income tax benefit of $5 million. See Note 14.

(c)	See Note 12 for details on amounts reclassified from AOCI.

(d)	Represents the impact of foreign currency translation from the adoption of Topic 606. See Notes 2 and 4.

(e)	During the quarter ended March 31, 2018, we adopted a standard that allowed for the reclassification from AOCI to Accumulated deficit for stranded tax effects resulting from the Tax Act.

Note 17 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2019	2018	2017
U.S.	$466	$726	$662
Foreign	907	1,113	1,612
	$1,373	$1,839	$2,274

The details of our income tax provision (benefit) are set forth below:

		2019	2018	2017
Current:	Federal	$129	$102	$(2)
	Foreign	166	181	290
	State	16	25	12
		$311	$308	$300

Deferred:	Federal	$(16)	$(24)	$603
	Foreign	(213)	5	19
	State	(3)	8	12
		$(232)	$(11)	$634
		$79	$297	$934

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
State income tax, net of federal tax	0.8	1.0	0.5
Statutory rate differential attributable to foreign operations	1.6	(12.3)	(9.3)
Adjustments to reserves and prior years	4.2	2.8	0.5
Share-based compensation	(4.0)	(2.5)	(5.1)
Change in valuation allowances	(2.6)	8.5	1.5
Intercompany restructuring	(16.1)	—	—
Tax Act Enactment	—	(1.9)	19.1
Other, net	0.8	(0.4)	(1.1)
Effective income tax rate	5.7%	16.2%	41.1%

Statutory rate differential attributable to foreign operations.  This item includes local country taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits.  In 2019, this expense included the full year impact of the global intangible low-taxed income (GILTI) provisions of the Tax Cuts and Jobs Act of 2017. In 2018, this benefit was positively impacted by approximately 8 percentage points due to a transaction resulting in the recognition of excess foreign tax credits that were fully offset by expense included in 'Change in valuation allowances'. 2017 is favorably impacted by a majority of our income being earned outside of the U.S. where tax rates were generally lower than the U.S. rate.

Adjustments to reserves and prior years.  This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. In 2019, this item was unfavorably impacted by $31 million in reserves related to the inclusion of stock based compensation in cost sharing arrangements that was largely offset by the benefit from the utilization of foreign tax credits included in 'Change in valuation allowances' as well as $34 million in reserves related to taxes recorded associated with a prior year divestiture. This unfavorable impact was partially offset by the reversal of a $20 million reserve established in 2018 due to the favorable resolution of an income tax rate dispute in a foreign market. In 2018, this item was unfavorably impacted by the aforementioned $20 million reserve and a $19 million charge for the correction of an error associated with the tax recorded on a prior year divestiture.

Share-based compensation. 2019, 2018 and 2017 includes $55 million, $47 million and $117 million, respectively, of excess tax benefit related to share-based compensation. The 2017 excess tax benefits were largely associated with deferred compensation payouts to recently retired employees.

Change in valuation allowances.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year.  The impact of certain changes may offset items reflected in the 'Statutory rate differential attributable to foreign operations' line and the 'Adjustments to reserves and prior years' line. In 2019, $35 million of net tax benefit was driven by a $45 million tax benefit attributable to changes in judgment regarding deferred tax assets that existed at the beginning of the year largely resulting from the utilization of foreign tax credits as discussed in 'Adjustments to reserves and prior years' sections above. This benefit was partially offset by $9 million of expense for valuation allowances recorded against deferred tax assets generated in the current year. This amount excludes a valuation allowance of $373 million which is included in the 'Intercompany Restructuring' line. In 2018, $156 million of net tax expense was driven by valuation allowances recorded against deferred tax assets generated in the current year. This expense was largely offset by a benefit related to a transaction resulting in the recognition of excess foreign tax credits in 'Statutory rate differential attributable to foreign operations'. This amount also excludes a valuation allowance release of $78 million, which is included in the 'Tax Act Enactment' line. In 2017, $34 million of net tax expense was driven by valuation allowances recorded against deferred tax assets generated in the current year. This amount excludes a valuation allowance of $189 million, which is included in the 'Tax Act Enactment' line.

Intercompany Restructuring. In December 2019, we completed an intercompany restructuring that resulted in the transfer of certain intellectual property rights held by wholly owned foreign subsidiaries primarily to the U.S. and the United Kingdom (UK). The intellectual property rights transferred to the UK resulted in a step up in the tax basis for UK tax purposes resulting in a deferred tax asset of $586 million. The deferred tax asset was analyzed for realizability and a valuation allowance of $366 million was established representing the portion of the deferred tax asset not likely to be realized. The recognized tax benefit of $220 million is amortizable for UK tax purposes over a twenty year period. The transfer of certain intellectual property rights to other non-UK jurisdictions resulted in the recording of deferred tax assets of $13 million and related valuation allowances of $7 million for deferred tax assets that are not likely to be realized, for a net tax benefit of $6 million.

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

Other.  This item primarily includes the net impact of permanent differences related to current year earnings as well as U.S. tax credits. In 2018 and 2017, this item was primarily driven by the favorable impact of certain international refranchising gains.

Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost.

The details of 2019 and 2018 deferred tax assets (liabilities) are set forth below:

	2019	2018
Operating losses	$176	$180
Capital losses	3	3
Tax credit carryforwards	230	266
Employee benefits	85	72
Share-based compensation	55	62
Self-insured casualty claims	6	7
Lease-related liabilities	199	43
Various liabilities	43	43
Intangible assets	602	8
Property, plant and equipment	21	19
Deferred income and other	85	45
Gross deferred tax assets	1,505	748
Deferred tax asset valuation allowances	(787)	(454)
Net deferred tax assets	$718	$294
Intangible assets, including goodwill	$(40)	$(42)
Property, plant and equipment	(44)	(33)
Operating lease right-of-use assets	(156)	—
Other	(31)	(31)
Gross deferred tax liabilities	$(271)	$(106)
Net deferred tax assets (liabilities)	$447	$188

Reported in Consolidated Balance Sheets as:
Deferred income taxes	$447	$195
Other liabilities and deferred credits	—	(7)
	$447	$188

As of December 31, 2019, we had approximately $2.9 billion of unremitted foreign retained earnings. The Tax Act imposed U.S. federal tax on all post-1986 foreign Earnings and Profits accumulated through December 31, 2017. Repatriation of earnings generated after December 31, 2017, will generally be eligible for the 100% dividends received deduction or considered a distribution of previously taxed income and, therefore, exempt from U.S. tax. Undistributed foreign earnings may still be subject to certain foreign income and withholding taxes upon repatriation.  Subject to limited exceptions, our intent is to indefinitely reinvest our unremitted earnings outside the U.S., and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations.  Thus, we have not provided taxes, including U.S. federal and state income, foreign income, or foreign withholding taxes, for the unremitted earnings that we believe are permanently invested.   However, if these funds were repatriated in taxable transactions, we would be required to accrue and pay applicable income taxes (if any) and foreign withholding taxes.  A determination of the deferred tax liability on this amount is not practicable due to the complexities, variables and assumptions inherent in the hypothetical calculations.

At December 31, 2019, the Company has foreign operating and capital loss carryforwards of $0.4 billion, U.S. state operating loss and tax credit carryforwards of $1.1 billion, and U.S. federal tax credit carryforwards of $0.2 billion. The tax losses are being carried forward in jurisdictions where we are permitted to use losses from prior periods to reduce future taxable income. The losses and tax credits will expire as follows:

	Year of Expiration
	2020	2021-2024	2025-2038	Indefinitely	Total
Foreign	$10	$26	$36	$336	$408
U.S. state	2	111	1,021	—	1,134
U.S. federal	—	36	178	—	214
	$12	$173	$1,235	$336	$1,756

Valuation allowances of $0.1 billion, $0.1 billion and $0.2 billion have been recorded against the deferred tax assets established for foreign operating loss and capital loss carryforwards, the U.S. state operating loss and tax credit carryforwards, and the U.S. federal tax credit carryforwards, respectively, that are not likely to be realized.

We recognize the benefit of positions taken or expected to be taken in tax returns in the Consolidated Financial Statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

The Company had $188 million and $113 million of unrecognized tax benefits at December 31, 2019 and December 31, 2018, respectively, $8 million and $10 million of which are temporary in nature and if recognized, would not impact the effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	2019	2018
Beginning of Year	$113	$100
Additions on tax positions - current year	84	19
Additions for tax positions - prior years	54	—
Reductions for tax positions - prior years	(30)	(5)
Reductions for settlements	(31)	—
Reductions due to statute expiration	(2)	(1)
Foreign currency translation adjustment	—	—
End of Year	$188	$113

The Company believes it is reasonably possible that its unrecognized tax benefits as of December 31, 2019 may decrease by approximately $26 million in the next 12 months due to settlements or statute of limitations expirations.

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

The accrued interest and penalties related to income taxes at December 31, 2019 and December 31, 2018 were $26 million and $12 million, respectively.

During 2019, 2018 and 2017, the company recognized a net expense of $13 million, a net benefit of $2 million and a net expense of $5 million, respectively, for interest and penalties in our Consolidated Statements of Income as components of its Income tax provision.

Note 18 – Reportable Operating Segments

See Note 1 for a description of our operating segments.

	Revenues
	2019	2018	2017
KFC Division(a)	$2,491	$2,644	$3,110
Pizza Hut Division(a)	1,027	988	893
Taco Bell Division(a)	2,079	2,056	1,880
Unallocated(b)(f)	—	—	(5)
	$5,597	$5,688	$5,878

	Operating Profit
	2019	2018	2017
KFC Division	$1,052	$959	$981
Pizza Hut Division	369	348	341
Taco Bell Division	683	633	619
Corporate and unallocated G&A expenses(b)(g)	(188)	(171)	(230)
Unallocated Company restaurant expenses(b)(h)	—	3	10
Unallocated Franchise and property revenues(b)(f)	—	—	(5)
Unallocated Franchise and property expenses(b)(f)	(14)	(8)	(30)
Unallocated Refranchising gain (loss)(b)	37	540	1,083
Unallocated Other income (expense)(b)	(9)	(8)	(8)
Operating Profit	1,930	2,296	2,761
Investment income (expense), net(b)	(67)	9	5
Other pension income (expense)(b)(i)	(4)	(14)	(47)
Interest expense, net(b)	(486)	(452)	(445)
Income before income taxes	$1,373	$1,839	$2,274

	Depreciation and Amortization
	2019	2018	2017
KFC Division	$30	$58	$138
Pizza Hut Division	15	10	26
Taco Bell Division	59	61	82
Corporate	8	8	7
	$112	$137	$253

	Capital Spending
	2019	2018	2017
KFC Division	$81	$105	$176
Pizza Hut Division	33	38	42
Taco Bell Division	76	85	95
Corporate	6	6	5
	$196	$234	$318

	Identifiable Assets(d)
	2019	2018
KFC Division	$2,042	$1,481
Pizza Hut Division	801	701
Taco Bell Division	1,330	1,074
Corporate(c)	1,058	874
	$5,231	$4,130

	Long-Lived Assets(e)
	2019	2018
KFC Division	$1,179	$868
Pizza Hut Division	427	384
Taco Bell Division	938	720
Corporate	42	32
	$2,586	$2,004

(a)	U.S. revenues included in the combined KFC, Pizza Hut and Taco Bell Divisions totaled $3.0 billion in 2019, $2.9 billion in 2018 and $2.8 billion in 2017.

(b)    Amounts have not been allocated to any segment for performance reporting purposes.

(c)    Primarily includes cash, our Grubhub investment and deferred tax assets.

(d)	U.S. identifiable assets included in the combined Corporate and KFC, Pizza Hut and Taco Bell Divisions totaled $2.7 billion and $2.0 billion in 2019 and 2018, respectively.

(e)	Includes PP&E, goodwill, intangible assets, net and in 2019, Operating lease right-of-use assets.

(f)	Represents costs associated with the KFC U.S. Acceleration Agreement and Pizza Hut U.S. Transformation Agreement. See Note 4.

(g)
Amounts in 2018 include costs related to YUM's Strategic Transformation Initiatives of $8 million, partially offset by non-cash credits associated with modifications of share-based compensation awards of $3 million. Amounts in 2017 include costs related to YUM’s Strategic Transformation Initiatives of $21 million, non-cash charges associated with modifications of share-based compensation awards of $18 million and costs associated with the Pizza Hut U.S. Transformation Agreement of $13 million. See Note 4.

(h)	Represents depreciation reductions arising primarily from KFC restaurants that were held for sale. See Note 4.

(i)	Amounts in 2017 include a non-cash charge of $22 million related to the adjustment of certain historical deferred vested liability balances in our qualified U.S. plan. See Note 4.

Note 19 – Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of December 31, 2019, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $475 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2019 was approximately $400 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our probable exposure under such leases at December 31, 2019 and December 31, 2018 was not material.

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

The following table summarizes the 2019 and 2018 activity related to our net self-insured property and casualty reserves as of December 31, 2019.

	Beginning Balance	Expense	Payments	Ending Balance
2019 Activity	$66	9	(21)	$54
2018 Activity	$84	11	(29)	$66

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

Yum! Restaurants India Private Limited (“YRIPL”), a Yum subsidiary in India, is the subject of a regulatory enforcement action in India (the “Action”). The Action alleges, among other things, that KFC International Holdings, Inc. and Pizza Hut International failed to satisfy certain conditions imposed by the Secretariat for Industrial Approval in 1993 and 1994 when those companies were granted permission for foreign investment and operation in India. The conditions at issue include an alleged minimum investment commitment and store build requirements as well as limitations on the remittance of fees outside of India.

The Action originated with a complaint and show cause notice filed in 2009 against YRIPL by the Deputy Director of the Directorate of Enforcement (“DOE”) of the Indian Ministry of Finance following an income tax audit for the years 2002 and 2003. The matter was argued at hearing in 2015, but no order was issued. Following a change in the incumbent official holding the position of Special Director of DOE (the “Special Director”), the matter resumed in 2018 and several additional hearings were conducted.

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $156 million. Of this amount, approximately $150 million relates to the alleged failure to invest a total of $80 million in India within an initial seven year period. We have been advised by external counsel that the order is flawed and that several options for appeal exist. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Note 20 – Selected Quarterly Financial Data (Unaudited)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$333	$359	$364	$490	$1,546
Franchise and property revenues	612	633	645	770	2,660
Franchise contributions for advertising and other services	309	318	330	434	1,391
Total revenues	1,254	1,310	1,339	1,694	5,597
Restaurant profit	61	73	72	105	311
Operating Profit(a)	433	471	480	546	1,930
Net Income	262	289	255	488	1,294
Basic earnings per common share	0.85	0.94	0.83	1.61	4.23
Diluted earnings per common share	0.83	0.92	0.81	1.58	4.14
Dividends declared per common share	0.42	0.42	0.42	0.42	1.68

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$512	$512	$499	$477	$2,000
Franchise and property revenues	584	584	605	709	2,482
Franchise contributions for advertising and other services	275	272	287	372	1,206
Total revenues	1,371	1,368	1,391	1,558	5,688
Restaurant profit	74	91	100	101	366
Operating Profit(b)	553	449	553	741	2,296
Net Income	433	321	454	334	1,542
Basic earnings per common share	1.30	0.99	1.43	1.07	4.80
Diluted earnings per common share	1.27	0.97	1.40	1.04	4.69
Dividends declared per common share	0.36	0.36	0.36	0.36	1.44

(a)	Includes net gains from refranchising initiatives of $6 million, $4 million, $8 million and $19 million in the first, second, third and fourth quarters, respectively.

(b)	Includes net gains from refranchising initiatives of $156 million, $29 million, $100 million and $255 million in the first, second, third and fourth quarters, respectively.

Note 21 – Subsequent Event

On January 6, 2020, we announced our definitive agreement pursuant to which the Company will acquire all of the issued and outstanding common shares of The Habit Restaurants, Inc. (“Habit”) for $14 per share in cash or a total of approximately $375 million. The transaction is subject to approval by Habit’s stockholders and other customary closing conditions. The transaction is expected to be completed by the end of the first-quarter of 2020.

Additionally, if the transaction is consummated, Habit will make payment to certain of its former shareholders pursuant to an existing Tax Receivable Agreement in the aggregate amount of approximately $53 million.  The amount of this payment in excess of Habit’s cash necessary at closing for normal working capital purposes, in addition to customary transaction fees and expenses, will be liabilities funded by the Company.

We intend to fund all amounts for the acquisition of Habit using cash on hand and available borrowing capacity under our Revolving Facility.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2019.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Management Planning and Development Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

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

Date:	February 19, 2020

YUM! BRANDS, INC.

By:	/s/ David W. Gibbs

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on February 19, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David W. Gibbs	Chief Executive Officer
David W. Gibbs	(principal executive officer)

/s/ Chris Turner	Chief Financial Officer
Chris Turner	(principal financial officer)

/s/ David E. Russell	Senior Vice President, Finance and Corporate Controller
David E. Russell	(principal accounting officer)

/s/ Paget L. Alves	Director
Paget L. Alves

/s/ Keith Barr	Director
Keith Barr

/s/ Michael J. Cavanagh	Director
Michael J. Cavanagh

/s/ Christopher M. Connor	Director
Christopher M. Connor

/s/ Brian C. Cornell	Director
Brian C. Cornell

/s/ Greg Creed	Director
Greg Creed

/s/ Tanya L. Domier	Director
Tanya L. Domier

/s/ Mirian M. Graddick-Weir	Director
Mirian M. Graddick-Weir

/s/ Thomas C. Nelson	Director
Thomas C. Nelson

/s/ P. Justin Skala	Director
P. Justin Skala

/s/ Elane B. Stock	Director
Elane B. Stock

/s/ Robert D. Walter	Director
Robert D. Walter

/s/ Annie Young-Scrivner	Director
Annie Young-Scrivner

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

(i)
6.875% Senior Notes due November 15, 2037 issued under the forgoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed on October 22, 2007.

(ii)
3.875% Senior Notes due November 1, 2020 issued under the forgoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed on August 31, 2010.

(iii)
3.750% Senior Notes due November 1, 2021 issued under the forgoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed August 29, 2011.

(iv)
3.875% Senior Notes due November 1, 2023 issued under the forgoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed October 31, 2013.

(v)
5.350% Senior Notes due November 1, 2043 issued under the forgoing May 1, 1998 indenture, which notes are incorporated by reference from Exhibit 4.3 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed October 31, 2013.

4.2	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934 (Common Stock) as filed herewith.

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

10.5.1†
The Yum! Brands, Inc. Pension Equalization Plan, Restated Plan Document for the 409A Program effective January 1, 2005, as amended through January 1, 2017, which is incorporated by reference from Exhibit 10.5.1 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

10.11.3†
Form of YUM Long Term Incentive Plan Global YUM! Non-Qualified Stock Option Agreement (2019), which is incorporated herein by reference from Exhibit 10.11.3 to YUM’s Report on Form 10-Q filed on May 8, 2019.

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

10.13.3†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global YUM! Stock Appreciation Rights Agreement (2019), which is incorporated herein by reference from Exhibit 10.13.3 to YUM’s Report on Form 10-Q filed on May 8, 2019.

10.13.4†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2019), which is incorporated herein by reference from Exhibit 10.20 to YUM’s Report on Form 10-Q filed on May 8, 2019.

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

10.22.3
Amendment No. 1 to Base Indenture, dated as of August 23, 2016, by and between the Issuer and Citibank, N.A. as Trustee and Series 2016-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.22.3 to YUM's Annual Report on Form 10-K for fiscal year ended December 31, 2018.

10.22.4
Amendment No. 2 to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and the Series 2018-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on December 3, 2018.

10.23
Guarantee and Collateral Agreement, dated as of May 11, 2016, by Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC and Taco Bell Franchisor Holdings, LLC in favor of Citibank, N.A., which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.24
Management Agreement, dated as of May 11, 2016, among Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC, Citibank, N.A. and Taco Bell Corp., as manager, which is incorporated herein by reference from Exhibit 10.3 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.24.1
Amendment No.1 to Management Agreement, dated as of August 24, 2016, among Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC and Taco Bell Corp., as manager, which is incorporated herein by reference from Exhibit 10.25.1 to YUM's Annual Report on Form 10-K for fiscal year ended December 31, 2018.

10.24.2
Amendment No. 2 to Management Agreement, dated as of November 28, 2018, among Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC, Citibank, N.A. and Taco Bell Corp., as manager, which is incorporated herein by reference from Exhibit 10.25.2 to YUM's Annual Report on Form 10-K for fiscal year ended December 31, 2018.

10.25
Indenture, dated as of September 11, 2019, by and between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on September 16, 2019.

10.26
Master License Agreement, dated as of October 31, 2016, by and between Yum! Restaurants Asia Pte. Ltd. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K filed on November 3, 2016.

Exhibit Number	Description of Exhibits
10.27
Tax Matters Agreement, dated as of October 31, 2016, by and among YUM, Yum China Holdings, Inc. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.2 to YUM's Report on Form 8-K filed on November 3, 2016.

10.28†
Offer Letter dated June 19, 2019, between the Company and Christopher Turner, which is incorporated herein by reference from Exhibit 10.28 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.29†	Offer Letter dated July 16, 2019, between the Company and Mark King as filed herein.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates a management contract or compensatory plan.