Form 10-Q
period 2020-03-31
YUM BRANDS INC
filed 2020-05-06
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s Common Stock as of April 28, 2020 was 300,985,972 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/31/2020	3/31/2019
Company sales	$355	$333
Franchise and property revenues	596	612
Franchise contributions for advertising and other services	312	309
Total revenues	1,263	1,254
Costs and Expenses, Net
Company restaurant expenses	298	272
General and administrative expenses	208	211
Franchise and property expenses	58	43
Franchise advertising and other services expense	310	301
Refranchising (gain) loss	(13)	(6)
Other (income) expense	152	—
Total costs and expenses, net	1,013	821
Operating Profit	250	433
Investment (income) expense, net	34	16
Other pension (income) expense	3	3
Interest expense, net	118	115
Income Before Income Taxes	95	299
Income tax provision	12	37
Net Income	$83	$262

Basic Earnings Per Common Share	$0.28	$0.85

Diluted Earnings Per Common Share	$0.27	$0.83

Dividends Declared Per Common Share	$0.47	$0.42

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2020	3/31/2019

Net Income	$83	$262
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(102)	34
	(102)	34
Tax (expense) benefit	—	(4)
	(102)	30
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—
Reclassification of (gains) losses into Net Income	5	4
	5	4
Tax (expense) benefit	(1)	(1)
	4	3
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(77)	(16)
Reclassification of (gains) losses into Net Income	(6)	(15)
	(83)	(31)
Tax (expense) benefit	20	8
	(63)	(23)

Other comprehensive income (loss), net of tax	(161)	10
Comprehensive Income (Loss)	$(78)	$272

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2020	3/31/2019
Cash Flows – Operating Activities
Net Income	$83	$262
Depreciation and amortization	27	26
Impairment and closure (income) expenses	140	—
Refranchising (gain) loss	(13)	(6)
Investment (income) expense, net	34	16
Contributions to defined benefit pension plans	(1)	(9)
Deferred income taxes	(31)	(1)
Share-based compensation expense	18	17
Changes in accounts and notes receivable	25	14
Changes in prepaid expenses and other current assets	(17)	(13)
Changes in accounts payable and other current liabilities	(51)	(50)
Changes in income taxes payable	(11)	(5)
Other, net	35	49
Net Cash Provided by Operating Activities	238	300

Cash Flows – Investing Activities
Capital spending	(35)	(44)
Acquisition of The Habit Restaurants, Inc., net of cash acquired	(408)	—
Proceeds from refranchising of restaurants	2	14
Other, net	—	(4)
Net Cash Used in Investing Activities	(441)	(34)

Cash Flows – Financing Activities
Proceeds from long-term debt	—	—
Repayments of long-term debt	(20)	(20)
Revolving credit facility, three months or less, net	950	—
Short-term borrowings by original maturity
More than three months - proceeds	66	58
More than three months - payments	(44)	(41)
Three months or less, net	—	—
Repurchase shares of Common Stock	—	(109)
Dividends paid on Common Stock	(141)	(129)
Other, net	(13)	(37)
Net Cash Provided by (Used in) Financing Activities	798	(278)
Effect of Exchange Rates on Cash and Cash Equivalents	(53)	12
Net Increase in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	542	—
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	768	474
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$1,310	$474

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 3/31/2020	12/31/2019
ASSETS
Current Assets
Cash and cash equivalents	$1,154	$605
Accounts and notes receivable, net	511	584
Prepaid expenses and other current assets	326	338
Total Current Assets	1,991	1,527

Property, plant and equipment, net	1,252	1,170
Goodwill	596	530
Intangible assets, net	347	244
Other assets	1,398	1,313
Deferred income taxes	501	447
Total Assets	$6,085	$5,231

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$928	$960
Income taxes payable	125	150
Short-term borrowings	447	431
Total Current Liabilities	1,500	1,541

Long-term debt	11,059	10,131
Other liabilities and deferred credits	1,755	1,575
Total Liabilities	14,314	13,247

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 301 shares issued in 2020 and 300 issued in 2019	15	—
Accumulated deficit	(7,695)	(7,628)
Accumulated other comprehensive loss	(549)	(388)
Total Shareholders’ Deficit	(8,229)	(8,016)
Total Liabilities and Shareholders’ Deficit	$6,085	$5,231

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters ended March 31, 2020 and 2019
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2019	300	$—	$(7,628)	$(388)	$(8,016)
Net Income			83		83
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(102)	(102)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				4	4
Net loss on derivative instruments (net of tax impact of $20 million)				(63)	(63)
Comprehensive Income					(78)
Dividends declared			(142)		(142)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	1	(13)			(13)
Share-based compensation events		28			28
Adoption of accounting standard			(8)		(8)
Balance at March 31, 2020	301	$15	$(7,695)	$(549)	$(8,229)

Balance at December 31, 2018	306	$—	$(7,592)	$(334)	$(7,926)
Net Income			262		262
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $4 million)				30	30
Pension and post-retirement benefit plans (net of tax impact of $1 million)				3	3
Net loss on derivative instruments (net of tax impact of $8 million)				(23)	(23)
Comprehensive Income					272
Dividends declared			(129)		(129)
Repurchase of shares of Common Stock	(1)		(106)		(106)
Employee share-based award exercises	1	(25)	(13)		(38)
Share-based compensation events		25			25
Adoption of accounting standard			(2)		(2)
Balance at March 31, 2019	306	$—	$(7,580)	$(324)	$(7,904)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”).

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 50,000 restaurants in more than 150 countries and territories.  As of March 31, 2020, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of March 31, 2020, YUM consisted of four operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

•	The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

YUM's fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. The majority of our U.S. subsidiaries and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consists of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. Our remaining international subsidiaries operate on a monthly calendar similar to that on which YUM operates. Our Habit Burger Grill Division operates on a weekly periodic calendar where each quarter consists of 13 weeks, except in fiscal years with 53 weeks when the fourth quarter consists of 14 weeks.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2019 Form 10-K, the results of the interim periods presented. Our results of operations, comprehensive income, cash flows and changes in shareholders' deficit for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 31, 2020. These reclassifications had no effect on previously reported Net Income.

COVID-19

In late 2019, a novel strain of coronavirus, COVID-19, was first detected. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. We and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures, due to COVID-19. In markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, restaurant traffic has also been significantly negatively impacted, with a significant portion of stores providing only delivery and takeaway services. The impacts of COVID-19 significantly impacted our results in the quarter ended March 31, 2020.

As a result of the impact of COVID-19 on the Habit Burger Grill's results as well as general market conditions, we recognized an after-tax goodwill impairment charge of $107 million during the quarter ended March 31, 2020 related to our Habit Burger Grill reporting unit (See Note 2). There were no other significant impairments recorded during the quarter. Due to the uncertainty surrounding our current assumptions regarding the expected severity and duration of the impact of COVID-19 on our and our franchisees' operations, we currently believe it is reasonably possible that certain significant estimates underlying long-lived asset and goodwill impairment evaluations as well as expected credit loss assessments within these Financial Statements will change in the near term. The effect of such a change may be material.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a standard that requires measurement and recognition of expected versus incurred credit losses for financial assets held. As required, we adopted this standard on January 1, 2020 which resulted in the recording of a cumulative adjustment to Accumulated deficit of $8 million primarily to establish an expected credit loss liability for the contingent aspect of our financial guarantees. Substantially all of our financial guarantees relate to lease payments that our franchisees are primarily liable for and for which we are secondarily liable. See Note 14.

Upon adoption of the standard the Company's accounting policy for the measurement of credit losses related to our primary financial asset, our receivables from our franchisees, is as shown below.

Expected credit losses for uncollectible franchisee receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions we consider include pre-defined aging criteria as well as specified events that indicate we may not collect the balance due. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available data regarding default probability.

In January 2017, the FASB issued a standard that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. We adopted this standard, which requires prospective application, beginning with the quarter ended March 31, 2020. As a result, the goodwill impairment charge related to our Habit Burger Grill reporting unit (See Note 2) was measured as the excess of its carrying value over the reporting unit's fair value.

Note 2 - Habit Burger Grill Acquisition

On March 18, 2020, we completed the acquisition of all of the issued and outstanding common shares of The Habit Restaurants, Inc. As of the date of acquisition, The Habit Restaurants, Inc. operated 245 company-owned and 31 franchised Habit Burger Grill restaurants across the U.S. and in China, offering a flavor-forward variety of made-to-order items chargrilled over an open flame. We expect Habit Burger Grill to benefit from the global scale and resources of YUM and that the acquisition will accelerate and diversify YUM's growth.

Total cash consideration paid in connection with the acquisition was $408 million, net of acquired cash of $20 million. This included $9 million for the settlement of existing share-based awards previously issued to The Habit Restaurants, Inc. employees and $53 million associated with an obligation to former shareholders of The Habit Restaurants, Inc. related to a tax receivable agreement entered into in connection with its initial public offering in 2014.

The acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary allocation of the purchase price is based on management's analysis, including preliminary work performed by third party valuation specialists, as of March 18, 2020. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period.

The components of the preliminary purchase price allocation upon the March 18, 2020 acquisition were as follows:

Total Current Assets	$12
Property, plant and equipment, net	129
Habit Burger Grill brand (included in Intangible assets, net)	98
Operating lease right-of-use assets (included in Other assets)	163
Other assets	22
Total Assets	424
Total Current Liabilities	(68)
Operating lease liabilities (included in Other liabilities and deferred credits)	(165)
Other liabilities	(2)
Total Liabilities	(235)
Total identifiable net assets	189
Goodwill	219
Net consideration transferred	$408

The Habit Burger Grill brand, which includes the related trademarks, was valued by applying the income approach through a relief from royalty analysis and it has been assigned an indefinite life and, therefore, will not be amortized. The brand asset will be tested for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicate impairment might exist.

The excess of the purchase price over the preliminary estimated fair value of the net, identifiable assets acquired was recorded as goodwill. The factors contributing to the recognition of goodwill were several strategic and synergistic benefits that are expected to be realized by Habit Burger Grill from the acquisition. These benefits include leveraging YUM's scale and resources in unit development, primarily through franchising, supply chain and global brand-building. Goodwill determined through the purchase price allocation will be entirely allocated to the Habit Burger Grill Division and goodwill of approximately $200 million is expected to be deductible for tax purposes.

Habit's total operating lease liabilities represent the present value of minimum lease payments, including rental payments for lease renewal options we are reasonably certain to exercise, of approximately $225 million. As of March 31, 2020, minimum lease payments associated with Habit leases that have not yet commenced approximated $25 million. The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2019 would not have been significant.

During the first quarter of 2020, the operations of substantially all Habit Burger Grill restaurants were impacted by COVID-19. As a result, we performed an interim impairment test of the Habit Burger Grill reporting unit goodwill as of March 31, 2020. This test of impairment included comparing the estimated fair value of the Habit Burger Grill reporting unit to its carrying value, including goodwill, as originally determined through our preliminary purchase price allocation. The fair value estimate of the Habit Burger Grill reporting unit was based on the estimated price a willing buyer would pay for the reporting unit and was determined using an income approach through a discounted cash flow analysis using unobservable inputs (Level 3). The most impactful of these inputs included future average unit volumes of Habit Burger Grill restaurants as well as restaurant unit counts. The fair value was determined based upon a probability-weighted average of three scenarios, which included assumed recovery of Habit Burger Grill average unit volumes to a pre--COVID-19 level over periods ranging from the beginning of 2021 to the end of 2022. Factors impacting restaurant unit counts were near-term unit closures as the result of COVID-19 as well as the pace of expected new unit development. Unit counts assumed were correlated with the expected recoveries in average unit volumes. Based upon this fair value estimate, we determined that the carrying value of our Habit Burger Grill reporting unit exceeded its fair value. As a result, during the quarter ended March 31, 2020 we recorded a goodwill impairment charge of $139 million to Other (income) expense and a corresponding income tax benefit of $32 million. The amount of the goodwill impairment charge and related tax benefit could change as we finalize the purchase price allocation associated with the acquisition.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2020	2019
Net Income	$83	$262

Weighted-average common shares outstanding (for basic calculation)	302	308
Effect of dilutive share-based employee compensation	5	7
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	307	315

Basic EPS	$0.28	$0.85

Diluted EPS	$0.27	$0.83
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.2	1.3

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Accumulated Other Comprehensive Loss (“AOCI”)

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2019, net of tax	$(221)	$(104)	$(63)	$(388)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(102)	—	(58)	(160)

(Gains) losses reclassified from AOCI, net of tax	—	4	(5)	(1)
	(102)	4	(63)	(161)
Balance at March 31, 2020, net of tax	$(323)	$(100)	$(126)	$(549)

Note 5 - Other (Income) Expense

	Quarter ended
	3/31/2020	3/31/2019
Foreign exchange net (gain) loss and other	$12	$—
Closure and impairment expense(a)	140	—
Other (income) expense	$152	$—

(a)	The quarter ended March 31, 2020 includes a charge of $139 million related to the impairment of Habit Burger Grill goodwill. See Note 2.

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

	3/31/2020	12/31/2019
Accounts and notes receivable, gross	$612	$656
Allowance for doubtful accounts	(101)	(72)
Accounts and notes receivable, net	$511	$584

Property, Plant and Equipment, net

	3/31/2020	12/31/2019
Property, plant and equipment, gross	$2,366	$2,306
Accumulated depreciation and amortization	(1,114)	(1,136)
Property, plant and equipment, net	$1,252	$1,170

Assets held-for-sale totaled $19 million and $25 million, respectively, as of March 31, 2020 and December 31, 2019 and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Other Assets	3/31/2020	12/31/2019
Operating lease right-of-use assets	$773	$642
Investment in Grubhub, Inc. common stock	115	137
Franchise incentives	174	174
Other	336	360
Other assets	$1,398	$1,313

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	3/31/2020	12/31/2019
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$1,154	$605
Restricted cash included in Prepaid expenses and other current assets(a)	126	138
Restricted cash and restricted cash equivalents included in Other assets(b)	30	25
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$1,310	$768

(a)
Restricted cash within Prepaid expenses and other current assets reflects Taco Bell Securitization interest reserves and the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives.

(b)	Primarily trust accounts related to our self-insurance program.

Note 7 - Income Taxes

	Quarter ended
	2020	2019
Income tax provision	$12	$37
Effective tax rate	12.5%	12.3%

Our effective tax rate is lower than the U.S. federal statutory tax rate of 21% primarily due to the favorable impact of excess tax benefits associated with share based compensation.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 3/31/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$16	$5	$198	$9	$228
Franchise revenues	38	62	131	—	231
Property revenues	4	1	10	—	15
Franchise contributions for advertising and other services	4	70	107	—	181

China
Franchise revenues	47	10	—	—	57

Other
Company sales	114	13	—	—	127
Franchise revenues	212	59	7	—	278
Property revenues	14	1	—	—	15
Franchise contributions for advertising and other services	117	14	—	—	131
	$566	$235	$453	$9	$1,263

	Quarter ended 3/31/2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$16	$5	$196	$217
Franchise revenues	38	67	128	233
Property revenues	6	2	10	18
Franchise contributions for advertising and other services	2	74	104	180

China
Franchise revenues	56	15	—	71

Other
Company sales	109	6	1	116
Franchise revenues	205	60	6	271
Property revenues	18	1	—	19
Franchise contributions for advertising and other services	116	13	—	129
	$566	$243	$445	$1,254

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2020 is presented below.

Deferred Franchise Fees
Balance at December 31, 2019	$441
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(19)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	15
Other(a)	(13)
Balance at March 31, 2020	$424

(a)	Primarily includes impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$63
1 - 2 years	58
2 - 3 years	54
3 - 4 years	49
4 - 5 years	44
Thereafter	156
Total	$424

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	2020	2019
KFC Division	$566	$566
Pizza Hut Division	235	243
Taco Bell Division	453	445
Habit Burger Grill Division	9	—
	$1,263	$1,254

	Quarter ended
Operating Profit	2020	2019
KFC Division	$224	$236
Pizza Hut Division	76	97
Taco Bell Division	144	138
Habit Burger Grill Division	(2)	—
Corporate and unallocated G&A expenses(a)	(50)	(43)
Unallocated Company restaurant expenses	(1)	—
Unallocated Franchise and property expenses	(2)	(1)
Unallocated Refranchising gain (loss)	13	6
Unallocated Other income (expense) (See Note 5)	(152)	—
Operating Profit	$250	$433
Investment income (expense), net(b)	(34)	(16)
Other pension income (expense) (See Note 10)	(3)	(3)
Interest expense, net	(118)	(115)
Income before income taxes	$95	$299

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)	Includes $6 million in costs related to our acquisition of Habit Burger Grill in the quarter ended March 31, 2020.

(b)	Includes changes in the value of Grubhub, Inc. common stock and other investments (see Note 13).

Note 10 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded. We fund our other U.S. plan as benefits are paid.  The Plan and our most significant non-qualified plan in the U.S. are closed to new salaried participants.

The components of net periodic benefit cost associated with our significant U.S. pension plans are as follows:

	Quarter ended
	2020	2019
Service cost	$2	$2
Interest cost	9	10
Expected return on plan assets	(11)	(11)
Amortization of net loss	4	—
Amortization of prior service cost	1	1
Net periodic benefit cost	$5	$2

Additional loss recognized due to settlements(a)	$—	$2

(a)	Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. These losses were recorded in Other pension (income) expense.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	3/31/2020	12/31/2019
Current maturities of long-term debt	$440	$437
Other	17	4
	457	441
Less current portion of debt issuance costs and discounts	(10)	(10)
Short-term borrowings	$447	$431

Long-term Debt
Securitization Notes	$2,891	$2,898
Subsidiary Senior Unsecured Notes	2,850	2,850
Revolving Facility	950	—
Term Loan A Facility	456	463
Term Loan B Facility	1,931	1,935
YUM Senior Unsecured Notes	2,425	2,425
Other	10	—
Finance lease obligations	67	77
	$11,580	$10,648
Less debt issuance costs and discounts	(81)	(80)
Less current maturities of long-term debt	(440)	(437)
Long-term debt	$11,059	$10,131

Details of our short-term borrowings and long-term debt as of December 31, 2019 can be found within our 2019 Form 10-K. Cash paid for interest during both the quarters ended March 31, 2020 and 2019 was $72 million. On March 24, 2020 we borrowed $525 million under our Revolving Facility in order to increase our liquidity position in light of the impacts on our business from the COVID-19 pandemic. This borrowing, together with $425 million borrowed under the Revolving Facility on March 18, 2020 to fund amounts associated with the acquisition of The Habit Restaurants, Inc., resulted in an aggregate of $950 million outstanding under the Revolving Facility as of March 31, 2020.

YUM Senior Unsecured Note Issuance

Subsequent to the end of the first quarter, on April 1, 2020, YUM! Brands, Inc. issued $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025 (the “2025 Notes”). The net proceeds from the issuance were used to pay the fees and expenses of the offering with remaining amounts to be used for general corporate purposes. Interest on the 2025 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2020. The indenture governing the 2025 Notes contains covenants and events of default that are customary for debt securities of this type, including cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount of $100 million or more or the failure to pay the principal of such indebtedness at its stated maturity will constitute an event of default under the 2025 Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments under our Term Loan B Facility. At both March 31, 2020 and December 31, 2019, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of March 31, 2020 or December 31, 2019.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through March 31, 2020, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through March 31, 2020, all foreign currency contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of March 31, 2020 and December 31, 2019, outstanding foreign currency contracts related to intercompany receivables and payables had total notional amounts of $53 million and $20 million, respectively. These foreign currency forward contracts have durations that expire in 2020.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2020, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2020	2019	2020	2019

Interest rate swaps	$(83)	$(27)	$2	$(5)

Foreign currency contracts	6	11	(8)	(10)

Income tax benefit/(expense)	19	5	1	3

As of March 31, 2020, the estimated net loss included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $6 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of March 31, 2020, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	3/31/2020		12/31/2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,891	$2,771	$2,898	$3,040
Subsidiary Senior Unsecured Notes(b)	2,850	2,829	2,850	3,004
Term Loan A Facility(b)	456	421	463	464
Term Loan B Facility(b)	1,931	1,792	1,935	1,949
YUM Senior Unsecured Notes(b)	2,425	2,350	2,425	2,572

(a)
We estimated the fair value of the Securitization Notes by obtaining broker quotes from two separate brokerage firms that are knowledgeable about and, at times, trade these notes. The markets in which the Securitization Notes trade are not considered active markets.

(b)	We estimated the fair value of the YUM and Subsidiary Senior Unsecured Notes, Term Loan A Facility, and Term Loan B Facility using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The Company has interest rate swaps, foreign currency contracts, an investment in Grubhub, Inc. common stock and other investments, all of which are required to be measured at fair value on a recurring basis (See Note 12 for discussion regarding derivative instruments). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.

			Fair Value
	Condensed Consolidated Balance Sheet	Level	3/31/2020	12/31/2019
Assets
Interest Rate Swaps	Prepaid expenses and other current assets	2	$—	$6
Foreign Currency Contracts	Prepaid expenses and other current assets	2	6	—
Interest Rate Swaps	Other assets	2	—	3
Investment in Grubhub, Inc. Common Stock	Other assets	1	115	137
Other Investments	Other assets	1	31	43

Liabilities
Interest Rate Swaps	Accounts payable and other current liabilities	2	12	—
Interest Rate Swaps	Other liabilities and deferred credits	2	131	71

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of our investment in 2.8 million shares of Grubhub, Inc. common stock we own was determined primarily based on closing market prices for the shares. The other investments primarily include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities and whose fair values were determined based on the closing market prices of the respective mutual funds as of March 31, 2020 and December 31, 2019.

Note 14 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 31, 2020, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $450 million.  The present value of these potential payments discounted at our pre-tax cost of debt at March 31, 2020, was approximately $350 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our expected losses under such leases as of March 31, 2020 was not material.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

Yum! Restaurants India Private Limited (“YRIPL”), a Yum subsidiary that operates KFC and Pizza Hut restaurants in India, is the subject of a regulatory enforcement action in India (the “Action”). The Action alleges, among other things, that KFC International Holdings, Inc. and Pizza Hut International failed to satisfy certain conditions imposed by the Secretariat for Industrial Approval in 1993 and 1994 when those companies were granted permission for foreign investment and operation in India. The conditions at issue include an alleged minimum investment commitment and store build requirements as well as limitations on the remittance of fees outside of India.

The Action originated with a complaint and show-cause notice filed in 2009 against YRIPL by the Deputy Director of the Directorate of Enforcement (“DOE”) of the Indian Ministry of Finance following an income tax audit for the years 2002 and 2003. The matter was argued at various hearings in 2015, but no order was issued. Following a change in the incumbent official holding the position of Special Director of DOE (the “Special Director”), the matter resumed in 2018 and several additional hearings were conducted.

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $150 million. Of this amount, approximately $145 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order continues through the date of the next hearing with the Delhi High Court scheduled for June 16, 2020. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Introduction and Overview

The following Management's Discussion and Analysis (“MD&A”), should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”). All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 50,000 restaurants in more than 150 countries and territories.  At March 31, 2020, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

YUM currently consists of four operating segments:

•	The KFC Division which includes our worldwide operations of the KFC concept

•	The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept

•	The Taco Bell Division which includes our worldwide operations of the Taco Bell concept

•	The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

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

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•
Same-store sales growth is the estimated percentage change in sales of all restaurants that have been open and in the YUM system for one year or more (with the exception of Habit Burger Grill restaurants we recently acquired), including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. In the quarter ended March 31, 2020 we had a significant number of restaurants that were temporarily closed including restaurants closed due to government restrictions as of a result of COVID-19. The sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends.

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

•
System sales and System sales excluding the impacts of foreign currency translation (“FX”) reflect the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants. Sales at franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Franchise restaurant sales are not included in Company sales on the Condensed Consolidated Statements of Income; however, the franchise and license fees are included in the Company’s revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net unit growth.

•
Company restaurant profit (“Restaurant profit”) is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales. Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales. Restaurant profit is useful to investors as it provides a measure of profitability for our Company-owned stores.

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”), the Company provides the following non-GAAP measurements:

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

Certain performance metrics and non-GAAP measurements are presented excluding the impact of FX. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the FX impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

For the quarter ended March 31, 2020, GAAP diluted EPS decreased 68% to $0.27 per share, and diluted EPS, excluding Special Items, decreased 23% to $0.64 per share.

Quarterly Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	(2)	(8)	+6	(5)	(3)
Pizza Hut Division	(9)	(11)	Even	(21)	(21)
Taco Bell Division	+4	+1	+4	+4	+4
Worldwide(1)	(3)	(7)	+4	(42)	(6)

(1)
Worldwide system sales ex F/X and net-new units include the benefit of our acquisition of Habit Burger Grill on March 18, 2020. Operating profit results from March 18, 2020 through March 31, 2020 are reflected in the consolidated figures. Same-store sales reflects the inclusion of Habit Burger Grill in the prior year base.

Additionally:

•	We opened 65 net units and acquired 276 Habit Burger Grill units for 4% net unit growth.

•
During the quarter, we recognized pre-tax expense of $22 million related to the change in fair value of our investment in Grubhub, Inc. common stock (“Grubhub”), which resulted in a negative ($0.06) impact to diluted EPS for the quarter. When coupled with $20 million of pre-tax investment expense recorded in the first quarter of 2019, which resulted in a negative ($0.05) impact to EPS, our Grubhub investment unfavorably impacted year-over-year EPS growth by ($0.01).

•
We recorded an after-tax impairment charge related to the goodwill arising from the preliminary purchase price allocation associated with the acquisition of Habit Burger Grill of $107 million in the quarter ended March 31, 2020. This impairment was reflected as a Special Item, resulting in a Special Items Diluted EPS charge of $0.35.

•	Foreign currency translation unfavorably impacted Divisional Operating Profit for the quarter by $6 million.

Worldwide

GAAP Results

	Quarter ended
	2020	2019	% B/(W)
Company sales	$355	$333	7
Franchise and property revenues	596	612	(3)
Franchise contributions for advertising and other services	312	309	1
Total revenues	$1,263	$1,254	1

Restaurant profit	$57	$61	(6)
Restaurant margin %	16.2%	18.4%	(2.2)	ppts.

G&A expenses	$208	$211	1
Franchise and property expenses	58	43	(35)
Franchise advertising and other services expense	310	301	(3)
Refranchising (gain) loss	(13)	(6)	NM
Other (income) expense	152	—	NM
Operating Profit	$250	$433	(42)

Investment (income) expense, net	$34	$16	NM
Other pension (income) expense	3	3	7
Interest expense, net	118	115	(3)
Income tax provision	12	37	68
Net Income	$83	$262	(68)

Diluted EPS(a)	$0.27	$0.83	(68)
Effective tax rate	12.5%	12.3%	(0.2)	ppts.

(a)	See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	3/31/2020	3/31/2019	% Increase (Decrease)
Franchise	49,359	47,600	4
Company-owned	1,152	857	34
Total	50,511	48,457	4

	Quarter ended
	2020	2019
Same-store Sales Growth (Decline) %	(7)	4
System Sales Growth (Decline) %, reported	(4)	4
System Sales Growth (Decline) %, excluding FX	(3)	8

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended
	2020	2019

Consolidated
Company sales(a)	$355	$333
Franchise sales	11,339	11,851
System sales	11,694	12,184
Foreign Currency Impact on System sales(b)	(177)	N/A
System sales, excluding FX	$11,871	$12,184

KFC Division
Company sales(a)	$130	$125
Franchise sales	6,157	6,422
System sales	6,287	6,547
Foreign Currency Impact on System sales(b)	(142)	N/A
System sales, excluding FX	$6,429	$6,547

Pizza Hut Division
Company sales(a)	$18	$11
Franchise sales	2,783	3,120
System sales	2,801	3,131
Foreign Currency Impact on System sales(b)	(34)	N/A
System sales, excluding FX	$2,835	$3,131

Taco Bell Division
Company sales(a)	$198	$197
Franchise sales	2,398	2,309
System sales	2,596	2,506
Foreign Currency Impact on System sales(b)	(1)	N/A
System sales, excluding FX	$2,597	$2,506

Habit Burger Grill Division
Company sales(a)	$9	N/A
Franchise sales	1	N/A
System sales	10	N/A
Foreign Currency Impact on System sales(b)	—	N/A
System sales, excluding FX	$10	N/A

(a)	Company sales represents sales from our Company-operated stores as presented on our Condensed Consolidated Statements of Income.

(b)
The foreign currency impact on System sales is presented in relation only to the immediately preceding year presented. When determining applicable System sales growth percentages, the System sales excluding FX for the current year should be compared to the prior year System sales.

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended
	2020	2019
Core Operating Profit Growth (Decline) %	(6)	12
Diluted EPS Growth %, excluding Special Items	(23)	(8)
Effective Tax Rate excluding Special Items	18.7%	12.2%

	Quarter ended
Detail of Special Items	2020	2019
Refranchising gain (loss)(a)	$3	$6
Costs associated with acquisition and integration of Habit Burger Grill (See Note 2)	(6)	—
Impairment of Habit Burger Grill goodwill (See Note 2)	(139)	—
Other Special Items Expense	(3)	(2)
Special Items Income (Expense) - Operating Profit	(145)	4
Tax Benefit (Expense) on Special Items(b)	33	(1)
Special Items Income (Expense), net of tax	$(112)	$3
Average diluted shares outstanding	307	315
Special Items diluted EPS	$(0.37)	$0.01

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$250	$433
Special Items Income (Expense)	(145)	4
Foreign Currency Impact on Divisional Operating Profit(c)	(6)	N/A
Core Operating Profit	$401	$429

KFC Division
GAAP Operating Profit	$224	$236
Foreign Currency Impact on Divisional Operating Profit(c)	(5)	N/A
Core Operating Profit	$229	$236

Pizza Hut Division
GAAP Operating Profit	$76	$97
Foreign Currency Impact on Divisional Operating Profit(c)	(1)	N/A
Core Operating Profit	$77	$97

Taco Bell Division
GAAP Operating Profit	$144	$138
Foreign Currency Impact on Divisional Operating Profit(c)	—	N/A
Core Operating Profit	$144	$138

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$0.27	$0.83
Special Items Diluted EPS	(0.37)	0.01
Diluted EPS excluding Special Items	$0.64	$0.82

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	12.5%	12.3%
Impact on Tax Rate as a result of Special Items(a)	(6.2)%	0.1%
Effective Tax Rate excluding Special Items	18.7%	12.2%

(a)
We have reflected as Special Items those refranchising gains and losses that were recorded in connection with our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded during the quarters ended March 31, 2020 and 2019 as Special Items primarily include true-ups to refranchising gains and losses recorded prior to December 31, 2018.

During the quarters ended March 31, 2020 and 2019, we recorded net refranchising gains of $3 million and $6 million, respectively, that have been reflected as Special Items.

Additionally, during the quarter ended March 31, 2020 we recorded refranchising gains of $10 million that have not been reflected as a Special Item.  These gains relate to refranchising of restaurants in 2020 that were not part of our aforementioned plans to achieve 98% franchise ownership.

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

Items Impacting Current Quarter and Expected to Impact Future Results

The following items impacted reported results in the first quarter of 2020 and/or the first quarter of 2019 and/or are expected to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

COVID-19

In late 2019, a novel strain of coronavirus, COVID-19, was first detected. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. In markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, restaurant traffic has also been significantly negatively impacted, with a significant portion of stores providing only delivery and takeaway services.

Our results were significantly impacted by the impacts of COVID-19 in the quarter ended March 31, 2020 as evidenced by our worldwide same-store sales decline of 7%. The initial impacts on our same-store sales were first noted within the quarter in China, our largest International market, and other parts of Asia beginning in January. As the quarter progressed and COVID-19 and related government restrictions became more prevalent across the system, especially in Western Europe and the U.S., our overall same-store sales deteriorated through the month of March before starting to trend better subsequent to the end of the quarter in April. As an indication of these trends, in the first week of March, our global same-store sales growth was approximately flat. In the second week of March, same-store sales declined approximately 10%. During the second half of March and first week of April, same-store sales declined on average more than 30%. This included the impact of approximately 20% of our stores being closed during this time with approximately 11,000 stores closed at the peak. During these three weeks, Pizza Hut Division same-store sales declined between 20% and 25%, negatively impacted by significant dine-in declines in most parts of the globe and closures in the U.S. Express business, which was partially offset by strength in carry-out and delivery. Taco Bell Division same-store sales declined almost 30% on average in those three weeks. Finally, KFC Division same-store sales declined approximately 35% during those three weeks, driven in large part by full closures of more than 20% of restaurants. Since that time period and in recent weeks we have seen global sales trends improve significantly across all brands in restaurants that are open and operating.  As of the date of this filing, there are approximately 9,500 restaurants that remain closed as the result of the impacts of COVID-19.

In light of COVID-19 we have taken steps to bolster our cash and liquidity positions as discussed in the Liquidity and Capital Resources section of this MD&A. We have also enacted programs to assess and refine our non-essential expenses and capital spend, including eliminating most travel and in-person meetings and instituting a hiring freeze. As 98% of our restaurants are operated by approximately 2,000 independent franchisees across the world, we are also closely monitoring the impact of COVID-19 on our franchisees’ financial condition. We are assisting our franchisees with navigating business continuity and assisting them with access to all available sources of economic support, including but not limited to YUM-provided sources. To help our franchise partners, we are providing assistance to those who are in good standing and need more access to capital, primarily through deferrals of capital obligations for remodels and new development. Additionally, where necessary we are providing grace periods for certain near-term payments due to YUM. The grace periods generally provide franchisees who face cash flow constraints an additional 60 days to pay certain of their period or monthly royalty payments.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company’s 2020 results with any certainty. However, as of the date of this filing we expect our results for the quarter ending June 30, 2020 to be significantly impacted with same-store declines in excess of the 7% decline we reported in the quarter ended March 31, 2020 and potential continuing, adverse impacts beyond June 30, 2020. The ultimate pace of recovery will largely depend on the pace of restaurant reopenings and the continuation of current sales trends in Asia and the U.S.

The Habit Restaurants, Inc. Acquisition

On March 18, 2020 we acquired The Habit Restaurants, Inc. for total cash consideration of $408 million, net of cash acquired. We have reflected the ongoing results of Habit Burger Grill’s operations from March 18, 2020 through March 31, 2020 in our Financial Statements for the quarter ended March 31, 2020. These ongoing results had an insignificant impact on our results of operations. Additionally, we have included the system sales of Habit Burger Grill for the period from March 18, 2020 through March 31, 2020 in our consolidated system sales and reflected Habit Burger Grill’s same-store sales results for this same period in our consolidated same-store sales results for the quarter ended March 31, 2020. Neither our consolidated system sales growth nor our same-store sales results were significantly impacted by the inclusion of Habit Burger Grill.

For informational purposes only, Habit Burger Grill had a same-store sales decline of 9% for the period January 1, 2020 through March 31, 2020.

As a result of the impacts of COVID-19 on the results of Habit Burger Grill’s operations, as well as general market conditions, we have recorded an after-tax impairment charge of $107 million related to the goodwill arising from the preliminary purchase price allocation associated with the acquisition. We have reflected this impairment as a Special Item, resulting in a Special Item EPS charge of approximately $0.35. See Note 2.

Franchise Bad Debt Expense

During the quarters ended March 31, 2020 and March 31, 2019 we recognized bad debt expense of $29 million and $7 million, respectively, related to short-term accounts receivable due from our franchisees for royalties, rent and other services we provide. The increase in expense was primarily due to a few KFC franchisees in Europe and Latin America having balances becoming more than 60 days past due in the quarter ended March 31, 2020. While we continue to pursue payments from these franchisees, the amount, if any, and timing of such payments is uncertain, particularly in light of the potential impacts on their financial condition from COVID-19.

Additionally, a handful of Pizza Hut U.S. franchisees that we have previously reserved for continued to not remit payments in the quarter ended March 31, 2020, driving up the allowance associated with their outstanding balances. As of March 31, 2020, approximately 50% of our total allowance for doubtful accounts related to short-term accounts receivable is attributable to Pizza Hut U.S. franchisees, and approximately 90% of that balance is attributable to non-payment by eight franchisees. The financial condition of these Pizza Hut franchisees at March 31, 2020 was impacted by recent financial challenges due to unit-level economics that have been pressured by wage increases and U.S. same-store sales declines, including a decline of 7% in the quarter ended March 31, 2020. Additionally, certain U.S. franchisees are burdened by high debt service levels.

We continue to believe that the move of the Pizza Hut U.S. system to a more delivery-focused and modern estate will optimize our ability to grow the Pizza Hut U.S. system going forward. However, we could see impacts to our near-term results as we work through transitions of the estate and of certain franchise stores to new franchisees. Additionally, it is uncertain as to how COVID-19 will ultimately impact these transitions and our Pizza Hut U.S. system. These impacts could include expense related to further bad debts and payments we may be required to make with regard to franchisee lease obligations for which we remain secondarily liable. Additionally, Pizza Hut U.S. system sales could be negatively impacted by decreased system advertising spend due to lower franchisee contributions and closures of underperforming units, including certain units that are largely dine-in focused. Given the fluid nature of issues surrounding our Pizza Hut U.S. franchisees, in particular surrounding our largest Pizza Hut U.S. franchisee who owns approximately 1,200 units or 17% of the Pizza Hut U.S. system as of March 31, 2020, the potential impact to the Company’s 2020 results is difficult to forecast.

Investment in Grubhub, Inc. (“Grubhub”)

For the quarters ended March 31, 2020 and 2019, we recognized pre-tax expense of $22 million and $20 million, respectively, related to changes in fair value in our investment in Grubhub common stock. See Note 13 for further discussion of our investment in Grubhub.

KFC Division

The KFC Division has 24,304 units, 83% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of March 31, 2020.

	Quarter ended
			% B/(W)
	2020	2019	Reported		Ex FX
System Sales	$6,287	$6,547	(4)		(2)
Same-Store Sales Growth (Decline) %	(8)	5	N/A		N/A

Company sales	$130	$125	3		7
Franchise and property revenues	315	323	(2)		—
Franchise contributions for advertising and other services	121	118	3		6
Total revenues	$566	$566	—		3

Restaurant profit	$15	$17	(14)		(11)
Restaurant margin %	11.7%	14.1%	(2.4)	ppts.	(2.3)	ppts.

G&A expenses	$73	$78	7		5
Franchise and property expenses	33	28	(19)		(22)
Franchise advertising and other services expense	120	116	(4)		(7)
Operating Profit	$224	$236	(5)		(3)

			% Increase (Decrease)
Unit Count	3/31/2020	3/31/2019
Franchise	23,969	22,559	6
Company-owned	335	327	2
Total	24,304	22,886	6

Company sales and Restaurant margin percentage

The quarterly increase in Company sales, excluding the impacts of foreign currency translation, was driven by net new unit growth and company same-store sales growth of 2%, partially offset by refranchising.

The quarterly decrease in Restaurant margin percentage was driven by higher delivery fees and increased cost of labor, partially offset by same-store sales growth.

Franchise and property revenues

Franchise and property revenues, excluding the impacts of foreign currency translation, were flat with the prior year, as franchise same-store sales declines of 8% were offset by net new unit growth.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower expense related to our deferred and incentive compensation programs and lower travel costs.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by a same-store sales decline and higher provisions for past due receivables, partially offset by net new unit growth.

Pizza Hut Division

The Pizza Hut Division has 18,533 units, 61% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of March 31, 2020.

	Quarter ended
			% B/(W)
	2020	2019	Reported		Ex FX

System Sales	$2,801	$3,131	(11)		(9)
Same-Store Sales Growth (Decline) %	(11)	Even	N/A		N/A

Company sales	$18	$11	61		63
Franchise and property revenues	133	145	(9)		(8)
Franchise contributions for advertising and other services	84	87	(4)		(4)
Total revenues	$235	$243	(4)		(3)

Restaurant profit	$(1)	$—	NM		NM
Restaurant margin %	(3.0)%	3.9%	(6.9)	ppts.	(6.9)	ppts.

G&A expenses	$46	$47	2		2
Franchise and property expenses	12	5	NM		NM
Franchise advertising and other services expense	84	83	—		(1)
Operating Profit	$76	$97	(21)		(21)

			% Increase (Decrease)
Unit Count	3/31/2020	3/31/2019
Franchise	18,434	18,409	—
Company-owned	99	57	74
Total	18,533	18,466	—

Company sales

The quarterly increase in Company sales, excluding the impacts of foreign currency translation, was driven by the acquisition of stores in the UK in the quarter ended September 30, 2019, partially offset by refranchising.

Franchise and property revenues

The quarterly decrease in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales declines of 11%.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower expenses related to our deferred and incentive compensation programs.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales declines and higher provisions for past due receivables.

Taco Bell Division

The Taco Bell Division has 7,398 units, the vast majority of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of March 31, 2020.

	Quarter ended
			% B/(W)
	2020	2019	Reported		Ex FX

System Sales	$2,596	$2,506	4		4
Same-Store Sales Growth %	1	4	N/A		N/A

Company sales	$198	$197	1		1
Franchise and property revenues	148	144	3		3
Franchise contributions for advertising and other services	107	104	3		3
Total revenues	$453	$445	2		2

Restaurant profit	$45	$44	3		3
Restaurant margin %	22.4%	22.0%	0.4	ppts.	0.4	ppts.

G&A expenses	$38	$43	12		12
Franchise and property expenses	11	9	(26)		(26)
Franchise advertising and other services expense	106	102	(5)		(5)
Operating Profit	$144	$138	4		4

			% Increase (Decrease)
Unit Count	3/31/2020	3/31/2019
Franchise	6,925	6,632	4
Company-owned	473	473	—
Total	7,398	7,105	4

Company sales and Restaurant margin percentage

The quarterly increase in Company sales was driven by net new unit growth, partially offset by refranchising.

The quarterly increase in restaurant margin percentage was driven by the favorable impact of same-store sales, partially offset by higher labor costs.

Franchise and property revenues

The quarterly increase in Franchise and property revenues was driven by net new unit growth and franchise same-store sales growth of 1%.

G&A

The quarterly decrease in G&A was driven by lower expenses related to our deferred compensation program.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by lower G&A, net new unit growth and same-store sales growth.

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2020	2019	% B/(W)
Corporate and unallocated G&A	$(50)	$(43)	(18)
Unallocated Company restaurant expenses	(1)	—	NM
Unallocated Franchise and property expenses	(2)	(1)	(56)
Unallocated Refranchising gain (loss)	13	6	NM
Unallocated Other income (expense)	(152)	—	NM
Investment income (expense), net (See Note 9)	(34)	(16)	NM
Other pension income (expense) (See Note 10)	(3)	(3)	7
Interest expense, net	(118)	(115)	(3)
Income tax provision (See Note 7)	(12)	(37)	68
Effective tax rate (See Note 7)	12.5%	12.3%	(0.2)	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate G&A expenses were driven by higher professional fees, including costs associated with the acquisition of the Habit Burger Grill, partially offset by lower expenses related to our deferred compensation program.

Unallocated Other income (expense)

Unallocated Other income (expense) primarily includes a goodwill impairment charge of $139 million for Habit Burger Grill (see Note 2) and foreign exchange gains (losses).

Interest expense, net

The quarterly increase in Interest expense, net was driven by increased outstanding borrowings.

Consolidated Cash Flows

Net cash provided by operating activities was $238 million in 2020 versus $300 million in 2019. The decrease was largely driven by a decrease in Operating profit before Special Items, and higher compensation and income tax payments.

Net cash used in investing activities was $441 million in 2020 versus $34 million in 2019. The increase was primarily driven by the acquisition of Habit Burger Grill and lower refranchising proceeds in the current year, partially offset by lower capital spending.

Net cash provided by financing activities was $798 million in 2020 versus net cash used in financing activities of $278 million in 2019. The change was primarily driven by higher net borrowings and lower share repurchases.

Consolidated Financial Condition

Our Condensed Consolidated Balance Sheet was impacted by borrowings under our Revolving Facility and the acquisition of The Habit Restaurants, Inc. (See Note 2).

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

In light of the impacts on our business from the COVID-19 pandemic, the Company has taken the following steps to bolster our cash balance and increase our liquidity position during 2020.

•
We suspended our share repurchase program, pursuant to which the Company's Board of Directors previously authorized repurchases of up to $2 billion of the Company's common stock through June 30, 2021 (the “Share Repurchase Program”). As of the date of this filing, no shares have been repurchased under the Share Repurchase Program.

•
On March 24, 2020, Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC (collectively, the “Borrowers”), each a wholly-owned subsidiary of YUM! Brands, Inc., borrowed $525 million under our existing Revolving Facility. This borrowing, together with $425 million borrowed under the Revolving Facility on March 18, 2020 to fund amounts associated with the acquisition of The Habit Restaurants, Inc., resulted in an aggregate of $950 million outstanding under the Revolving Facility as of March 31, 2020. The current interest rate for borrowings under the Revolving Facility is LIBOR plus 1.50%.

•
Subsequent to the end of the first quarter, on April 1, 2020, YUM! Brands, Inc. issued $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025. See Note 11 for more detail.

Debt Instruments

As of March 31, 2020, approximately 84%, including the impact of interest rate swaps, of our $11.5 billion of total debt outstanding, excluding finance leases, is fixed with an effective overall interest rate of approximately 4.5%. We are currently managing a capital structure which reflects consolidated leverage, net of available cash, in-line with our target of ~5.0x EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of March 31, 2020.

	2020	2021	2022	2023	2024	2025	2026	2027	2028	2030	2037	2043	Total
Securitization Notes	$22	$29	$29	$1,281	$16	$16	$921	$6	$571				$2,891
Credit Agreement	40	76	1,345	20	20	1,836							3,337
Subsidiary Senior Unsecured Notes					1,050		1,050	750					2,850
YUM Senior Unsecured Notes	350	350		325						$800	$325	$275	2,425
Other		10											10
Total	$412	$465	$1,374	$1,626	$1,086	$1,852	$1,971	$756	$571	$800	$325	$275	$11,513

Securitization Notes include four series of senior secured notes issued by Taco Bell Funding, LLC (the “Issuer”) totaling $2.9 billion with fixed interest rates ranging from 4.318% to 4.970%.  The Securitization Notes are secured by substantially all of the assets of the Issuer and the Issuer’s special purpose, wholly-owned subsidiaries (collectively with the Issuer, the “Securitization Entities”), and include a lien on all existing and future U.S. Taco Bell franchise and license agreements and the royalties payable thereunder, existing and future U.S. Taco Bell intellectual property, certain transaction accounts and a pledge of the equity interests in asset-owning Securitization Entities.  The Securitization Notes contain cross-default provisions whereby the failure to pay principal on any outstanding Securitization Notes will constitute an event of default under any other Securitization Notes.

Credit Agreement includes senior secured credit facilities consisting of a $456 million Term Loan A facility (the “Term Loan A Facility"), a $1.9 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.0 billion revolving facility (the “Revolving Facility”) issued by the Borrowers. Our Revolving Facility had an outstanding balance of $950 million as of March 31, 2020.  The interest rates applicable to the Credit Agreement range from 1.25% to 1.75% plus LIBOR or from 0.25% to 0.75% plus the Base Rate, at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement).  Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

Subsidiary Senior Unsecured Notes include three series of senior unsecured notes issued by the Borrowers totaling $2.9 billion with fixed interest rates ranging from 4.75% to 5.25%.  Our Subsidiary Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of the indebtedness of certain subsidiaries with a principal amount in excess of $100 million or the failure to pay principal of such indebtedness will constitute an event of default under the Subsidiary Senior Unsecured Notes.

YUM Senior Unsecured Notes include six series of senior unsecured notes issued by Yum! Brands, Inc. totaling $2.4 billion with fixed interest rates ranging from 3.75% to 6.88%.  Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness or the failure to pay principal of such indebtedness above certain thresholds will constitute an event of default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice. As mentioned above, subsequent to the end of the quarter ended March 31, 2020 we issued $600 million of additional Senior Unsecured Notes that are not included in the table above.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates, including the impact on our interest rate swaps. As of March 31, 2020, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges. We do not anticipate the impact of adopting this standard will be material to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2020 to the disclosures made in Item 7A of the Company’s 2019 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2020.

Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) any risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2019 and (iv) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2019. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yum! Brands, Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (YUM) as of March 31, 2020, the related condensed consolidated statements of income, comprehensive income, cash flows and shareholders’ deficit for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2019, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for the year then ended (not presented herein); and in our report dated February 19, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2020

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks.  Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Information about our most significant risk factors is disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. At March 31, 2020, there has been no material change to this information, except for the expanded discussion related to the novel coronavirus, COVID-19, included below.

The recent novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.

In late 2019, COVID-19, was first detected. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. In markets where governments have imposed restrictions on travel outside of the home, or where customers are practicing social distancing, restaurant traffic has also been significantly negatively impacted, with a significant portion of stores providing only delivery and takeaway services.

We are unable to accurately predict the impact that COVID-19 will have on our and our franchisees’ operations going forward due to uncertainties including the severity and duration of the outbreak and additional actions that may be taken by governmental authorities. However, while it is premature to accurately predict the ultimate impact of these developments, we expect continuing adverse impacts beyond the quarter ended March 31, 2020. As of the date of this filing, there are approximately 9,500 restaurants that remain closed as the result of the impacts of COVID-19. Because this situation is ongoing, and because the duration and severity are unclear, it is difficult to forecast any impacts on the Company’s future results. However, we currently expect COVID-19 to impact our same-store sales for the quarter ended June 30, 2020 more significantly than it impacted the quarter ended March 31, 2020, primarily as a result of the increasing number of markets affected. Additionally, it is possible that our restaurants may experience interruptions of food and other supplies as well as labor shortages as a result of COVID-19, further disrupting our and our franchisee’s operations and impacting same-store sales negatively.

Our success is heavily reliant on our Concepts’ franchisees and the COVID-19 pandemic could cause financial distress for the franchisees that have been or will be impacted. As a result of this distress, our franchisees may not be able to meet their financial obligations as they come due, including the payment of royalties, rent, or other amounts due to the Company. This could lead to write-offs of amounts we have currently due from our franchisees beyond amounts we have reserved, as well as decreased future collections from franchisees. Additionally, in certain instances, we have offered grace periods for certain near-term payments due to us to our franchisees who need more access to capital and are in good standing with the Company. Such grace periods will negatively impact the Company’s cash flows in the near-term and there is no guarantee that our franchisees will pay amounts due. Additionally, our franchisees may not be able to make payments to landlords, distributors and key suppliers, as well as payments to service any debt they may have outstanding. Franchisee financial distress could also lead to permanent store closures and reduced new franchisee development which would further harm our results and liquidity going forward. In some cases, we are contingently liable for franchisee lease obligations, and a failure by a franchisee to perform its obligations under such lease could result in direct payment obligations for YUM.

To the extent the COVID-19 pandemic adversely affects the business and financial results of us and our franchisees, it may also have the effect of heightening many of the other risks described in our annual report on Form 10-K for the year ended December 31, 2019, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2020 we did not repurchase shares of Common Stock. As a result of the ongoing uncertainty regarding the evolving COVID-19 pandemic, the Company suspended its previously announced share repurchase program, pursuant to which the Company's Board of Directors authorized repurchases of up to $2 billion of the Company's Common Stock through June 30, 2021. As of March 31, 2020, no shares have been repurchased under the Share Repurchase Program.

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

4.1
Indenture, dated as of April 1, 2020, by and between the Issuer and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on April 6, 2020.

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

YUM! BRANDS, INC.
(Registrant)

Date:	May 5, 2020	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)