Form 10-Q
period 2020-06-30
YUM BRANDS INC
filed 2020-08-05
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s Common Stock as of July 29, 2020 was 301,399,629 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Company sales	$403	$359	$758	$692
Franchise and property revenues	525	633	1,121	1,245
Franchise contributions for advertising and other services	270	318	582	627
Total revenues	1,198	1,310	2,461	2,564
Costs and Expenses, Net
Company restaurant expenses	349	286	647	558
General and administrative expenses	259	198	467	409
Franchise and property expenses	36	38	94	81
Franchise advertising and other services expense	264	315	574	616
Refranchising (gain) loss	(8)	(4)	(21)	(10)
Other (income) expense	(2)	6	150	6
Total costs and expenses, net	898	839	1,911	1,660
Operating Profit	300	471	550	904
Investment (income) expense, net	(91)	(25)	(57)	(9)
Other pension (income) expense	2	—	5	3
Interest expense, net	132	119	250	234
Income Before Income Taxes	257	377	352	676
Income tax provision	51	88	63	125
Net Income	$206	$289	$289	$551

Basic Earnings Per Common Share	$0.68	$0.94	$0.96	$1.79

Diluted Earnings Per Common Share	$0.67	$0.92	$0.94	$1.75

Dividends Declared Per Common Share	$0.47	$0.42	$0.94	$0.84

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Net Income	$206	$289	$289	$551
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	68	(29)	(34)	5
	68	(29)	(34)	5
Tax (expense) benefit	—	4	—	—
	68	(25)	(34)	5
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—	—	—
Reclassification of (gains) losses into Net Income	5	1	10	5
	5	1	10	5
Tax (expense) benefit	(1)	—	(2)	(1)
	4	1	8	4
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(19)	(44)	(93)	(60)
Reclassification of (gains) losses into Net Income	4	1	(5)	(14)
	(15)	(43)	(98)	(74)
Tax (expense) benefit	4	11	24	19
	(11)	(32)	(74)	(55)

Other comprehensive income (loss), net of tax	61	(56)	(100)	(46)
Comprehensive Income (Loss)	$267	$233	$189	$505

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/30/2020	6/30/2019
Cash Flows – Operating Activities
Net Income	$289	$551
Depreciation and amortization	53	54
Impairment and closure (income) expenses	146	1
Refranchising (gain) loss	(21)	(10)
Investment (income) expense, net	(57)	(9)
Contributions to defined benefit pension plans	(1)	(11)
Deferred income taxes	(20)	—
Share-based compensation expense	29	31
Changes in accounts and notes receivable	4	7
Changes in prepaid expenses and other current assets	(26)	(24)
Changes in accounts payable and other current liabilities	(76)	(171)
Changes in income taxes payable	(49)	(36)
Other, net	91	78
Net Cash Provided by Operating Activities	362	461

Cash Flows – Investing Activities
Capital spending	(67)	(76)
Acquisition of The Habit Restaurants, Inc., net of cash acquired	(408)	—
Proceeds from refranchising of restaurants	3	25
Other, net	—	(1)
Net Cash Used in Investing Activities	(472)	(52)

Cash Flows – Financing Activities
Proceeds from long-term debt	600	—
Repayments of long-term debt	(41)	(40)
Revolving credit facility, three months or less, net	575	157
Short-term borrowings by original maturity
More than three months - proceeds	85	48
More than three months - payments	(90)	(44)
Three months or less, net	—	—
Repurchase shares of Common Stock	—	(305)
Dividends paid on Common Stock	(283)	(257)
Debt issuance costs	(7)	—
Other, net	(31)	(51)
Net Cash Provided by (Used in) Financing Activities	808	(492)
Effect of Exchange Rates on Cash and Cash Equivalents	(18)	(2)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	680	(85)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	768	474
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$1,448	$389

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 6/30/2020	12/31/2019
ASSETS
Current Assets
Cash and cash equivalents	$1,243	$605
Accounts and notes receivable, net	530	584
Prepaid expenses and other current assets	625	338
Total Current Assets	2,398	1,527

Property, plant and equipment, net	1,265	1,170
Goodwill	602	530
Intangible assets, net	344	244
Other assets	1,313	1,313
Deferred income taxes	499	447
Total Assets	$6,421	$5,231

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$908	$960
Income taxes payable	133	150
Short-term borrowings	434	431
Total Current Liabilities	1,475	1,541

Long-term debt	11,252	10,131
Other liabilities and deferred credits	1,802	1,575
Total Liabilities	14,529	13,247

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 301 shares issued in 2020 and 300 issued in 2019	11	—
Accumulated deficit	(7,631)	(7,628)
Accumulated other comprehensive loss	(488)	(388)
Total Shareholders’ Deficit	(8,108)	(8,016)
Total Liabilities and Shareholders’ Deficit	$6,421	$5,231

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended June 30, 2020 and 2019
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at March 31, 2020	301	$15	$(7,695)	$(549)	$(8,229)
Net Income			206		206
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				68	68
Pension and post-retirement benefit plans (net of tax impact of $1 million)				4	4
Net loss on derivative instruments (net of tax impact of $4 million)				(11)	(11)
Comprehensive Income					267
Dividends declared			(142)		(142)
Repurchase of shares of Common Stock					—
Employee share-based award exercises		(18)			(18)
Share-based compensation events		14			14
Balance at June 30, 2020	301	$11	$(7,631)	$(488)	$(8,108)

Balance at December 31, 2019	300	$—	$(7,628)	$(388)	$(8,016)
Net Income			289		289
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(34)	(34)
Pension and post-retirement benefit plans (net of tax impact of $2 million)				8	8
Net loss on derivative instruments (net of tax impact of $24 million)				(74)	(74)
Comprehensive Income					189
Dividends declared			(284)		(284)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	1	(31)			(31)
Share-based compensation events		42			42
Adoption of accounting standard			(8)		(8)
Balance at June 30, 2020	301	$11	$(7,631)	$(488)	$(8,108)

Balance at March 31, 2019	306	$—	$(7,580)	$(324)	$(7,904)
Net Income			289		289
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $4 million)				(25)	(25)
Pension and post-retirement benefit plans				1	1
Net loss on derivative instruments (net of tax impact of $11 million)				(32)	(32)
Comprehensive Income					233
Dividends declared			(128)		(128)
Repurchase of shares of Common Stock	(2)	(1)	(195)		(196)
Employee share-based award exercises		(13)			(13)
Share-based compensation events		14			14
Balance at June 30, 2019	304	$—	$(7,614)	$(380)	$(7,994)

Balance at December 31, 2018	306	$—	$(7,592)	$(334)	$(7,926)
Net Income			551		551
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				5	5
Pension and post-retirement benefit plans (net of tax impact of $1 million)				4	4
Net loss on derivative instruments (net of tax impact of $19 million)				(55)	(55)
Comprehensive Income					505
Dividends declared			(257)		(257)
Repurchase of shares of Common Stock	(3)	(1)	(301)		(302)
Employee share-based award exercises	1	(38)	(13)		(51)
Share-based compensation events		39			39
Adoption of accounting standard			(2)		(2)
Balance at June 30, 2019	304	$—	$(7,614)	$(380)	$(7,994)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 50,000 restaurants in more than 150 countries and territories.  As of June 30, 2020, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of June 30, 2020, YUM consisted of four operating segments:

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

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended June 30, 2020. These reclassifications had no effect on previously reported Net Income.

COVID-19

In late 2019 a novel strain of coronavirus, COVID-19, was first detected. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19, including restrictions on travel outside the home and other limitations on business and other activities as well as encouraging social distancing. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. Recently, COVID-19 cases have been increasing in the U.S. and certain other regions of the world, which has resulted in some governmental authorities re-imposing restrictions on business and other activities that were previously lifted or reduced. The impacts of COVID-19 significantly impacted our results in the quarter and year to date ended June 30, 2020.

As a result of the impact of COVID-19 on the Habit Burger Grill's results as well as general market conditions, we recognized an after-tax goodwill impairment charge of $107 million during the quarter ended March 31, 2020 related to our Habit Burger Grill reporting unit (See Note 2). There were no other significant impairments recorded during the year to date ended June 30, 2020. Due to the uncertainty surrounding our current assumptions regarding the expected severity and duration of the impact of COVID-19 on our and our franchisees' operations, we currently believe it is reasonably possible that certain significant estimates underlying long- lived asset and goodwill impairment evaluations as well as expected credit loss assessments within these Financial Statements will change in the near term. The effect of such a change may be material.

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

In January 2017, the FASB issued a standard that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. We adopted this standard, which requires prospective application, beginning with the quarter ended March 31, 2020. As a result, the goodwill impairment charge related to our Habit Burger Grill reporting unit (See Note 2) was measured as the excess of its carrying value over its fair value.

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

The acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary allocation of the purchase price is based on management's analysis, including preliminary work performed by third party valuation specialists, as of March 18, 2020. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period. There were no changes to this preliminary purchase price allocation during the quarter ended June 30, 2020.

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

Habit's total operating lease liabilities represent the present value of minimum lease payments, including rental payments for lease renewal options we are reasonably certain to exercise. The nominal value of these minimum lease payments as of June 30, 2020 approximated $225 million. Additionally, the nominal value of minimum lease payments associated with Habit leases that have not yet commenced approximated $35 million as of June 30, 2020. The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2019 would not have been significant.

During the first quarter of 2020, the operations of substantially all Habit Burger Grill restaurants were impacted by COVID-19. As a result, we performed an interim impairment test of the Habit Burger Grill reporting unit goodwill as of March 31, 2020. This test of impairment included comparing the estimated fair value of the Habit Burger Grill reporting unit to its carrying value, including goodwill, as originally determined through our preliminary purchase price allocation. The fair value estimate of the Habit Burger Grill reporting unit was based on the estimated price a willing buyer would pay for the reporting unit and was determined using an income approach through a discounted cash flow analysis using unobservable inputs (Level 3). The most impactful of these inputs included future average unit volumes of Habit Burger Grill restaurants as well as restaurant unit counts. The fair value was determined based upon a probability-weighted average of three scenarios, which included assumed recovery of Habit Burger Grill average unit volumes to a pre—COVID-19 level over periods ranging from the beginning of 2021 to the end of 2022. Factors impacting restaurant unit counts were near-term unit closures as the result of COVID-19 as well as the pace of expected new unit development. Unit counts assumed were correlated with the expected recoveries in average unit volumes. Based upon this fair value estimate, we determined that the carrying value of our Habit Burger Grill reporting unit exceeded its fair value. As a result, during the first quarter of 2020 we recorded a goodwill impairment charge of $139 million to Other (income) expense and a corresponding income tax benefit of $32 million. The amount of the goodwill impairment charge and related tax benefit could change as we finalize the purchase price allocation associated with the acquisition.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2020	2019	2020	2019
Net Income	$206	$289	$289	$551

Weighted-average common shares outstanding (for basic calculation)	303	307	302	307
Effect of dilutive share-based employee compensation	4	7	5	7
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	307	314	307	314

Basic EPS	$0.68	$0.94	$0.96	$1.79

Diluted EPS	$0.67	$0.92	$0.94	$1.75
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	5.2	2.3	4.7	1.8

(a)	These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Accumulated Other Comprehensive Loss (“AOCI”)

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at March 31, 2020, net of tax	$(323)	$(100)	$(126)	$(549)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	68	—	(14)	54

(Gains) losses reclassified from AOCI, net of tax	—	4	3	7
	68	4	(11)	61
Balance at June 30, 2020, net of tax	$(255)	$(96)	$(137)	$(488)

Balance at December 31, 2019, net of tax	$(221)	$(104)	$(63)	$(388)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(34)	—	(70)	(104)

(Gains) losses reclassified from AOCI, net of tax	—	8	(4)	4
	(34)	8	(74)	(100)
Balance at June 30, 2020, net of tax	$(255)	$(96)	$(137)	$(488)

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Foreign exchange net (gain) loss and other(a)	$(8)	$5	$4	$5
Closure and impairment expense(b)	6	1	146	1
Other (income) expense	$(2)	$6	$150	$6

(a)
The quarter and year to date ended June 30, 2019 includes the settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses of $8 million.

(b)
The year to date ended June 30, 2020 includes a charge of $139 million related to the impairment of Habit Burger Grill goodwill. See Note 2. The quarter and year to date ended June 30, 2020 also includes a charge of $6 million related to the write-off of software no longer being used.

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

	6/30/2020	12/31/2019
Accounts and notes receivable, gross	$631	$656
Allowance for doubtful accounts	(101)	(72)
Accounts and notes receivable, net	$530	$584

Property, Plant and Equipment, net

	6/30/2020	12/31/2019
Property, plant and equipment, gross	$2,432	$2,306
Accumulated depreciation and amortization	(1,167)	(1,136)
Property, plant and equipment, net	$1,265	$1,170

Assets held-for-sale totaled $16 million and $25 million, respectively, as of June 30, 2020 and December 31, 2019 and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Other Assets	6/30/2020	12/31/2019
Operating lease right-of-use assets	$794	$642
Investment in Grubhub, Inc. common stock(a)	—	137
Franchise incentives	170	174
Other	349	360
Other assets	$1,313	$1,313

(a)	Our investment in Grubhub, Inc. common stock is presented within Prepaid expenses and other current assets as of June 30, 2020 (see Note 13).

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	6/30/2020	12/31/2019
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$1,243	$605
Restricted cash included in Prepaid expenses and other current assets(a)	175	138
Restricted cash and restricted cash equivalents included in Other assets(b)	30	25
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$1,448	$768

(a)
Restricted cash within Prepaid expenses and other current assets reflects Taco Bell Securitization interest reserves and the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives.

(b)	Primarily trust accounts related to our self-insurance program.

Note 7 - Income Taxes

	Quarter ended		Year to date
	2020	2019	2020	2019
Income tax provision	$51	$88	$63	$125
Effective tax rate	19.8%	23.3%	17.8%	18.5%

Our second quarter and year to date effective tax rates are lower than prior year primarily due to the favorable impact of excess benefits on share-based compensation. These favorable impacts were partially offset by higher year-over-year reserves, including the establishment of current year reserves related to various U.S. state tax filing positions and tax related to a prior year divestiture.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 6/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$13	$5	$194	$104	$316
Franchise revenues	44	66	132	1	243
Property revenues	3	2	11	—	16
Franchise contributions for advertising and other services	5	78	107	—	190

China
Franchise revenues	47	12	—	—	59

Other
Company sales	73	14	—	—	87
Franchise revenues	146	46	4	—	196
Property revenues	11	—	—	—	11
Franchise contributions for advertising and other services	67	12	1	—	80
	$409	$235	$449	$105	$1,198

	Quarter ended 6/30/2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$18	$5	$212	$235
Franchise revenues	41	67	140	248
Property revenues	5	1	11	17
Franchise contributions for advertising and other services	3	78	109	190

China
Franchise revenues	52	15	—	67

Other
Company sales	117	6	1	124
Franchise revenues	218	60	7	285
Property revenues	16	—	—	16
Franchise contributions for advertising and other services	114	14	—	128
	$584	$246	$480	$1,310

	Year to date ended 6/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$29	$10	$392	$113	$544
Franchise revenues	82	128	263	1	474
Property revenues	7	3	21	—	31
Franchise contributions for advertising and other services	9	148	214	—	371

China
Franchise revenues	94	22	—	—	116

Other
Company sales	187	27	—	—	214
Franchise revenues	358	105	11	—	474
Property revenues	25	1	—	—	26
Franchise contributions for advertising and other services	184	26	1	—	211
	$975	$470	$902	$114	$2,461

	Year to date ended 6/30/2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$34	$10	$408	$452
Franchise revenues	79	134	268	481
Property revenues	11	3	21	35
Franchise contributions for advertising and other services	5	152	213	370

China
Franchise revenues	108	30	—	138

Other
Company sales	226	12	2	240
Franchise revenues	423	120	13	556
Property revenues	34	1	—	35
Franchise contributions for advertising and other services	230	27	—	257
	$1,150	$489	$925	$2,564

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2020 is presented below.

Deferred Franchise Fees
Balance at December 31, 2019	$441
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(37)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	24
Other(a)	(8)
Balance at June 30, 2020	$420

(a)	Primarily includes impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$64
1 - 2 years	59
2 - 3 years	54
3 - 4 years	50
4 - 5 years	44
Thereafter	149
Total	$420

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2020	2019	2020	2019
KFC Division	$409	$584	$975	$1,150
Pizza Hut Division	235	246	470	489
Taco Bell Division	449	480	902	925
Habit Burger Grill Division	105	—	114	—
	$1,198	$1,310	$2,461	$2,564

	Quarter ended		Year to date
Operating Profit	2020	2019	2020	2019
KFC Division	$153	$261	$377	$497
Pizza Hut Division	87	96	163	193
Taco Bell Division	154	159	298	297
Habit Burger Grill Division	(6)	—	(8)	—
Corporate and unallocated G&A expenses(a)	(98)	(38)	(148)	(81)
Unallocated Company restaurant expenses	—	—	(1)	—
Unallocated Franchise and property expenses	(1)	(2)	(3)	(3)
Unallocated Refranchising gain (loss)	8	4	21	10
Unallocated Other income (expense) (See Note 5)	3	(9)	(149)	(9)
Operating Profit	$300	$471	$550	$904
Investment income (expense), net(b)	91	25	57	9
Other pension income (expense) (See Note 10)	(2)	—	(5)	(3)
Interest expense, net	(132)	(119)	(250)	(234)
Income before income taxes	$257	$377	$352	$676

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)
Includes a $50 million contribution to Yum! Brands Foundation, Inc. (a stand-alone, not-for-profit organization that is not consolidated in the Company's results) in the second quarter of 2020 related to our "Unlocking Opportunity Initiative". Also included are costs related to our acquisition of Habit Burger Grill in the quarter and year to date ended June 30, 2020 of $3 million and $9 million, respectively.

(b)	Includes changes in the value of Grubhub, Inc. common stock and other investments (see Note 13).

Note 10 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded. We fund our other U.S. plan as benefits are paid.  The Plan and our non-qualified plan in the U.S. are closed to new salaried participants.

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2020	2019	2020	2019
Service cost	$2	$1	$4	$3
Interest cost	8	10	17	20
Expected return on plan assets	(11)	(11)	(22)	(22)
Amortization of net loss	3	1	7	1
Amortization of prior service cost	2	1	3	2
Net periodic benefit cost	$4	$2	$9	$4

Additional loss recognized due to settlements(a)	$—	$—	$—	$2

(a)	Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. These losses were recorded in Other pension (income) expense.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/30/2020	12/31/2019
Current maturities of long-term debt	$444	$437
Other	—	4
	444	441
Less current portion of debt issuance costs and discounts	(10)	(10)
Short-term borrowings	$434	$431

Long-term Debt
Securitization Notes	$2,883	$2,898
Subsidiary Senior Unsecured Notes	2,850	2,850
Revolving Facility	575	—
Term Loan A Facility	450	463
Term Loan B Facility	1,926	1,935
YUM Senior Unsecured Notes	3,025	2,425
Finance lease obligations	71	77
	$11,780	$10,648
Less debt issuance costs and discounts	(84)	(80)
Less current maturities of long-term debt	(444)	(437)
Long-term debt	$11,252	$10,131

Details of our short-term borrowings and long-term debt as of December 31, 2019 can be found within our 2019 Form 10-K. Cash paid for interest during the years to date ended June 30, 2020 and 2019 was $243 million and $253 million, respectively. On March 24, 2020 we borrowed $525 million under our Revolving Facility in order to increase our liquidity position in light of the impacts on our business from the COVID-19 pandemic. This borrowing, together with $425 million borrowed under the Revolving Facility on March 18, 2020 to fund amounts associated with the acquisition of The Habit Restaurants, Inc., resulted in an aggregate of $950 million outstanding under the Revolving Facility as of March 31, 2020. In the second quarter, we made repayments of $375 million under the Revolver Facility that resulted in an outstanding balance of $575 million as of June 30, 2020.

YUM Senior Unsecured Note Issuance

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

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments under our Term Loan B Facility. At both June 30, 2020 and December 31, 2019, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of June 30, 2020 or December 31, 2019.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through June 30, 2020, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through June 30, 2020, all foreign currency contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of June 30, 2020 and December 31, 2019, outstanding foreign currency contracts related to intercompany receivables and payables had total notional amounts of $53 million and $20 million, respectively. These foreign currency forward contracts all have durations that expire in 2020.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2020, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2020	2019	2020	2019	2020	2019	2020	2019

Interest rate swaps	$(17)	$(43)	$3	$(5)	$(98)	$(70)	$2	$(10)

Foreign currency contracts	(2)	(1)	1	6	5	10	(7)	(4)

Income tax benefit/(expense)	5	11	(1)	—	23	16	1	3

As of June 30, 2020, the estimated net loss included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $11 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of June 30, 2020, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	6/30/2020		12/31/2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,883	$2,993	$2,898	$3,040
Subsidiary Senior Unsecured Notes(b)	2,850	2,932	2,850	3,004
Term Loan A Facility(b)	450	434	463	464
Term Loan B Facility(b)	1,926	1,868	1,935	1,949
YUM Senior Unsecured Notes(b)	3,025	3,158	2,425	2,572

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	6/30/2020	12/31/2019
Assets
Interest Rate Swaps	Prepaid expenses and other current assets	2	$—	$6
Foreign Currency Contracts	Prepaid expenses and other current assets	2	4	—
Investment in Grubhub, Inc. Common Stock	Prepaid expenses and other current assets	1	198	—
Interest Rate Swaps	Other assets	2	—	3
Investment in Grubhub, Inc. Common Stock	Other assets	1	—	137
Other Investments	Other assets	1	37	43

Liabilities
Interest Rate Swaps	Accounts payable and other current liabilities	2	15	—
Interest Rate Swaps	Other liabilities and deferred credits	2	143	71

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of our investment in 2.8 million shares of Grubhub, Inc. common stock we own was determined primarily based on closing market prices for the shares. The other investments primarily include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities and whose fair values were determined based on the closing market prices of the respective mutual funds as of June 30, 2020 and December 31, 2019.

Note 14 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 30, 2020, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $450 million.  The present value of these potential payments discounted at our pre-tax cost of debt at June 30, 2020, was approximately $375 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of June 30, 2020 was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $145 million. Of this amount, $140 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order continues until the next hearing scheduled for October 1, 2020. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 50,000 restaurants in more than 150 countries and territories.  At June 30, 2020, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

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

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•
Same-store sales growth is the estimated percentage change in sales of all restaurants that have been open and in the YUM system for one year or more (with the exception of Habit Burger Grill restaurants we recently acquired), including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. During the first two quarters of 2020 we had a significant number of restaurants that were temporarily closed including restaurants closed due to government restrictions as of a result of COVID-19. The sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends.

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

•
Company restaurant profit (“Restaurant profit”) is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales. Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales. Restaurant profit is useful to investors as it provides a measure of profitability for our Company-owned restaurants.

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

For the quarter ended June 30, 2020, GAAP diluted EPS decreased 27% to $0.67 per share, and diluted EPS, excluding Special Items, decreased 12% to $0.82 per share.

For the year to date ended June 30, 2020, GAAP diluted EPS decreased 46% to $0.94 per share, and diluted EPS, excluding Special Items, decreased 17% to $1.46 per share.

Quarterly Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	(18)	(21)	+6	(41)	(40)
Pizza Hut Division	(10)	(9)	(1)	(9)	(8)
Taco Bell Division	(6)	(8)	+4	(3)	(3)
Worldwide(1)	(12)	(15)	+3	(36)	(25)

Year to date Financial highlights

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	(10)	(15)	+6	(24)	(22)
Pizza Hut Division	(10)	(10)	(1)	(15)	(14)
Taco Bell Division	(1)	(4)	+4	Even	Even
Worldwide(1)	(8)	(11)	+3	(39)	(16)

(1)
Worldwide system sales ex F/X and net-new units include the benefit of our acquisition of Habit Burger Grill on March 18, 2020. Same-store sales reflects the inclusion of Habit Burger Grill in the prior year base. Operating profit results of Habit Burger Grill for the period subsequent to our acquisition are reflected in the consolidated figures.

Additionally:

•	Net units declined by 118 for the quarter and increased 223 for the year to date (including our acquisition of Habit Burger Grill in the first quarter of 2020).

•
During the quarter, we recognized pre-tax income of $84 million related to the change in fair value of our investment in Grubhub, Inc. common stock (“Grubhub”), which added $0.21 to diluted EPS for the quarter. When coupled with $24 million of pre-tax investment income recorded in the second quarter of 2019, which added $0.06 to EPS, our Grubhub investment favorably impacted year-over-year EPS growth by $0.15.

•
For the year to date ended June 30, 2020, we recognized pre-tax income of $62 million related to the change in fair value of our investment in Grubhub, Inc. common stock, which added $0.15 to diluted EPS for the year to date. When coupled with $4 million of pre-tax investment income for the year to date ended June 30, 2019, which added $0.01 to EPS, our Grubhub investment favorably impacted year-over-year EPS growth by $0.14.

•	Foreign currency translation unfavorably impacted Divisional Operating Profit for the quarter and year to date by $6 million and $12 million, respectively.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2020	2019	% B/(W)		2020	2019	% B/(W)
Company sales	$403	$359	12		$758	$692	10
Franchise and property revenues	525	633	(17)		1,121	1,245	(10)
Franchise contributions for advertising and other services	270	318	(15)		582	627	(7)
Total revenues	$1,198	$1,310	(9)		$2,461	$2,564	(4)

Restaurant profit	$54	$73	(25)		$111	$134	(16)
Restaurant margin %	13.4%	20.0%	(6.6)	ppts.	14.7%	19.2%	(4.5)	ppts.

G&A expenses	$259	$198	(30)		$467	$409	(14)
Franchise and property expenses	36	38	5		94	81	(17)
Franchise advertising and other services expense	264	315	16		574	616	7
Refranchising (gain) loss	(8)	(4)	82		(21)	(10)	NM
Other (income) expense	(2)	6	NM		150	6	NM
Operating Profit	$300	$471	(36)		$550	$904	(39)

Investment (income) expense, net	$(91)	$(25)	NM		$(57)	$(9)	NM
Other pension (income) expense	2	—	NM		5	3	(57)
Interest expense, net	132	119	(10)		250	234	(7)
Income tax provision	51	88	42		63	125	50
Net Income	$206	$289	(29)		$289	$551	(48)

Diluted EPS(a)	$0.67	$0.92	(27)		$0.94	$1.75	(46)
Effective tax rate	19.8%	23.3%	3.5	ppts.	17.8%	18.5%	0.7	ppts.

(a)	See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	6/30/2020	6/30/2019	% Increase (Decrease)
Franchise	49,249	47,910	3
Company-owned	1,144	859	33
Total	50,393	48,769	3

	Quarter ended		Year to date
	2020	2019	2020	2019
Same-store Sales Growth (Decline) %	(15)	5	(11)	4
System Sales Growth (Decline) %, reported	(14)	7	(9)	5
System Sales Growth (Decline) %, excluding FX	(12)	10	(8)	9

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2020	2019	2020	2019

Consolidated
Company sales(a)	$403	$359	$758	$692
Franchise sales	10,312	12,114	21,651	23,965
System sales	10,715	12,473	22,409	24,657
Foreign Currency Impact on System sales(b)	(214)	N/A	(391)	N/A
System sales, excluding FX	$10,929	$12,473	$22,800	$24,657

KFC Division
Company sales(a)	$86	$135	$216	$260
Franchise sales	5,202	6,513	11,359	12,935
System sales	5,288	6,648	11,575	13,195
Foreign Currency Impact on System sales(b)	(172)	N/A	(314)	N/A
System sales, excluding FX	$5,460	$6,648	$11,889	$13,195

Pizza Hut Division
Company sales(a)	$19	$11	$37	$22
Franchise sales	2,734	3,087	5,517	6,207
System sales	2,753	3,098	5,554	6,229
Foreign Currency Impact on System sales(b)	(40)	N/A	(74)	N/A
System sales, excluding FX	$2,793	$3,098	$5,628	$6,229

Taco Bell Division
Company sales(a)	$194	$213	$392	$410
Franchise sales	2,370	2,514	4,768	4,823
System sales	2,564	2,727	5,160	5,233
Foreign Currency Impact on System sales(b)	(2)	N/A	(3)	N/A
System sales, excluding FX	$2,566	$2,727	$5,163	$5,233

Habit Burger Grill Division
Company sales(a)	$104	N/A	$113	N/A
Franchise sales	6	N/A	7	N/A
System sales	110	N/A	120	N/A
Foreign Currency Impact on System sales(b)	—	N/A	—	N/A
System sales, excluding FX	$110	N/A	$120	N/A

(a)	Company sales represents sales from our Company-operated stores as presented on our Condensed Consolidated Statements of Income.

(b)
The foreign currency impact on System sales is presented in relation only to the immediately preceding year presented. When determining applicable System sales growth percentages, the System sales excluding FX for the current year should be compared to the prior year System sales.

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2020	2019	2020	2019
Core Operating Profit Growth (Decline) %	(25)	18	(16)	15
Diluted EPS Growth (Decline) %, excluding Special Items	(12)	15	(17)	2
Effective Tax Rate excluding Special Items	18.8%	23.7%	18.7%	18.7%

	Quarter ended		Year to date
Detail of Special Items	2020	2019	2020	2019
Refranchising gain (loss)(a)	$3	$4	$6	$10
Costs associated with acquisition and integration of Habit Burger Grill (See Note 2)	(3)	—	(9)	—
Impairment of Habit Burger Grill goodwill (See Note 2)	—	—	(139)	—
Unlocking Opportunity Initiative contribution(b)	(50)	—	(50)	—
Other Special Items Expense(c)	(4)	(9)	(7)	(11)
Special Items Expense - Operating Profit	(54)	(5)	(199)	(1)
Interest expense, net(c)	—	(2)	—	(2)
Special Items Expense before Income Taxes	(54)	(7)	(199)	(3)
Tax Benefit on Special Items(d)	7	3	40	2
Special Items Expense, net of tax	$(47)	$(4)	$(159)	$(1)
Average diluted shares outstanding	307	314	307	314
Special Items diluted EPS	$(0.15)	$(0.01)	$(0.52)	$(0.01)

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$300	$471	$550	$904
Special Items Expense	(54)	(5)	(199)	(1)
Foreign Currency Impact on Divisional Operating Profit(e)	(6)	N/A	(12)	N/A
Core Operating Profit	$360	$476	$761	$905

KFC Division
GAAP Operating Profit	$153	$261	$377	$497
Foreign Currency Impact on Divisional Operating Profit(e)	(5)	N/A	(10)	N/A
Core Operating Profit	$158	$261	$387	$497

Pizza Hut Division
GAAP Operating Profit	$87	$96	$163	$193
Foreign Currency Impact on Divisional Operating Profit(e)	(1)	N/A	(2)	N/A
Core Operating Profit	$88	$96	$165	$193

Taco Bell Division
GAAP Operating Profit	$154	$159	$298	$297
Foreign Currency Impact on Divisional Operating Profit(e)	—	N/A	—	N/A
Core Operating Profit	$154	$159	$298	$297

Habit Burger Grill Division
GAAP Operating Profit	$(6)	N/A	$(8)	N/A
Foreign Currency Impact on Divisional Operating Profit(e)	—	N/A	—	N/A
Core Operating Profit	$(6)	N/A	$(8)	N/A

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$0.67	$0.92	$0.94	$1.75
Special Items Diluted EPS	(0.15)	(0.01)	(0.52)	(0.01)
Diluted EPS excluding Special Items	$0.82	$0.93	$1.46	$1.76

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	19.8%	23.3%	17.8%	18.5%
Impact on Tax Rate as a result of Special Items(d)	1.0%	(0.4)%	(0.9)%	(0.2)%
Effective Tax Rate excluding Special Items	18.8%	23.7%	18.7%	18.7%

(a)
We have reflected as Special Items those refranchising gains and losses that were recorded in connection with our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded during the quarters and years to date ended June 30, 2020 and 2019 as Special Items primarily include true-ups to refranchising gains and losses recorded prior to December 31, 2018.

During the quarters ended June 30, 2020 and 2019, we recorded net refranchising gains of $3 million and $4 million, respectively, that have been reflected as Special Items. During the years to date ended June 30, 2020 and 2019, we recorded net refranchising gains of $6 and $10 million, respectively, that have been reflected as Special Items.

Additionally, during the quarter and year to date ended June 30, 2020 we recorded refranchising gains of $5 million and $15 million, respectively, that have not been reflected as a Special Item.  These gains relate to refranchising of restaurants in 2020 that were not part of our aforementioned plans to achieve 98% franchise ownership.

(b)
On June 24, 2020, the YUM! Brands, Inc. Board of Directors approved the establishment of the Company’s new global “Unlocking Opportunity Initiative” including a $100 million investment over the next five years to fight inequality by unlocking opportunities for employees, restaurant team members and communities. The Company contributed $50 million in the quarter ended June 30, 2020 to Yum! Brands Foundation, Inc. (a stand-alone, not-for-profit organization that is not consolidated in the Company's results) as part of these efforts and investment. As a result of the size and specific nature of this contribution we have reflected the associated expense as a Special Item.

(c)
During the quarter ended June 30, 2019, we recorded charges of $8 million and $2 million to Other (income) expense and Interest expense, net, respectively, related to cash payments in excess of our recorded liability to settle contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses. Consistent with prior adjustments to the recorded contingent consideration, we have reflected this as a Special Item.

(d)
Tax Expense on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. Additionally, we increased our Income tax provision by $5 million in the quarter ended June 30, 2020 to record a reserve against the tax recorded on a prior year divestiture, the effects of which were previously recorded as a Special Item.

(e)
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

Items Impacting Current Quarter and Expected to Impact Future Results

The following items impacted reported results in 2020 and/or 2019 and/or are expected to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

COVID-19

In late 2019, a novel strain of coronavirus, COVID-19, was first detected. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19 including restrictions on travel outside the home and other limitations on business and other activities as well as encouraging social distancing. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures.

Our results were significantly impacted by the impacts of COVID-19 in the quarter and year to date ended June 30, 2020 as evidenced by our worldwide same-store sales declines of 15% and 11%, respectively. The impact on our sales in each of our markets was dependent on the timing, severity and duration of the outbreak, as well as our reliance on dine-in sales in the market. Overall, our sales declines have been primarily driven by temporary store closures, which peaked in early April at about 11,000 restaurants. We then experienced a consistent pace of reopening until mid-June when approximately 5,000 restaurants, or 10% of our global system, remained closed. As of the date of this filing less than 2,500 restaurants remain fully closed, which means roughly 95% of our system is open for business in full or limited capacity. These closed restaurants are dispersed around the globe, with about 70% located in malls, transportation centers, airports and other, similar locations.

Our KFC Division was most impacted by COVID-19 in the quarter ended June 30, 2020, experiencing a 21% same-store sales decline largely due to temporary store closures. KFC started the quarter with 5,000 restaurants temporarily closed due to the COVID-19 pandemic, peaked in mid-April with about 6,000 closures, and ended the second quarter with about 95% of stores open. Sales trends improved from early April through the second quarter generally in line with the rate of store reopens.

The Pizza Hut Division experienced a 9% same-store sales decline during the quarter ended June 30, 2020. Pizza Hut started the quarter with over 3,500 restaurants temporarily closed due to the COVID-19 pandemic. Closures then peaked in mid-April with about 4,000 restaurants temporarily closed. By the end of the second quarter, about 87% of Pizza Hut restaurants were open, with Pizza Hut U.S. Express stores representing half of the remaining closures. In general, Pizza Hut markets that operate a dine-in segment, have significant stores in malls or transport hubs, or have Express units, have been most impacted by closures and government restrictions. While the effect has been partly offset by increases in delivery and carry-out demand, the net impact globally to Pizza Hut Division has been a headwind.

The Taco Bell Division experienced an 8% same-store sales decline during the quarter ended June 30, 2020 largely due to store closures as well as lower breakfast and late-night sales. Taco Bell temporary closures peaked at 500 at the end of the first quarter and 100 restaurants had reopened by mid-April. By the end of the second quarter, about 97% of Taco Bell units were at least partially open.

Overall, same-store sales for open stores stabilized in June a few points short of flat, despite the majority of our dining rooms still remaining closed. Those trends have continued through the date of this filing. The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company’s remaining 2020 results. Recently, COVID-19 cases have been increasing in the U.S. and certain other regions of the world, which has resulted in some governmental authorities re-imposing restrictions on business and other activities that were previously lifted or reduced. The ultimate pace of recovery will largely depend on the pace of restaurant reopenings and the continuation of current sales trends and we expect continuing adverse impacts from COVID-19.

In light of COVID-19 we have taken steps to bolster our cash and liquidity positions as discussed in the Liquidity and Capital Resources section of this MD&A. We have also enacted programs to assess and refine our non-essential expenses and capital spend, including eliminating most travel and in-person meetings and instituting a hiring freeze. As 98% of our restaurants are operated by approximately 2,000 independent franchisees across the world, we are also closely monitoring the impact of COVID-19 on our franchisees’ financial condition. We are assisting our franchisees with navigating business continuity and assisting them with access to all available sources of economic support, including but not limited to YUM-provided sources. To help our franchise partners, we are providing assistance to those who are in good standing and need more access to capital, primarily through deferrals of capital obligations for remodels and new development. Additionally, where necessary we are providing grace periods for certain near-term payments due to YUM. The grace periods generally provide franchisees who face cash flow constraints an additional 60 days to pay certain of their period or monthly royalty payments. As of June 30, 2020, outstanding payments due to YUM under these grace periods were approximately $60 million with the vast majority of these amounts coming due in the current year.

The Habit Restaurants, Inc. Acquisition

On March 18, 2020 we acquired The Habit Restaurants, Inc. for total cash consideration of $408 million, net of cash acquired. We have reflected the ongoing results of Habit Burger Grill’s operations from March 18, 2020 through June 30, 2020 in our Financial Statements. These ongoing results had an insignificant impact on our consolidated results of operations. Additionally, we have included the system sales of Habit Burger Grill for the period from March 18, 2020 through June 30, 2020 in our consolidated system sales and reflected Habit Burger Grill’s same-store sales results for this same period in our consolidated same-store sales results, as applicable, for both the quarter and year to date ended June 30, 2020. Second quarter consolidated system sales growth increased 1% due to the inclusion of Habit Burger Grill while same-store sales results were not significantly impacted.

As a result of the impacts of COVID-19 on the results of Habit Burger Grill’s operations, as well as general market conditions, we recorded an after-tax impairment charge of $107 million in the first quarter of 2020 related to the goodwill arising from the preliminary purchase price allocation associated with the acquisition. We have reflected this impairment as a Special Item, resulting in a Special Item EPS charge for the year to date ended June 30, 2020 of approximately $0.35. See Note 2.

Franchise Bad Debt Expense

During the quarter and year to date ended June 30, 2020 we recognized bad debt expense of $13 million and $42 million, respectively, related to short-term accounts receivable due from our franchisees for royalties, rent and other services we provide. These amounts represented increases versus the quarter and year to date ended June 30, 2019 of $11 million and $33 million, respectively. The increases, primarily reflected within Franchise and property expenses, were primarily attributable to our KFC Division due to financial hardships encountered by certain franchisees located outside the U.S., largely due to temporary store closures.

Within our Pizza Hut Division, we saw significant recoveries of previously reserved receivables from our U.S. franchisees in the quarter ended June 30, 2020 as franchisee sales and profitability levels improved. These recoveries were partially offset by reserves on amounts due from NPC International, Inc. (“NPC”). NPC, our largest Pizza Hut U.S. franchisee, who owns approximately 1,200 units or 17% of the Pizza Hut U.S. system as of June 30, 2020, filed voluntary petitions on July 1, 2020 to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas.

We continue to believe that the transition of the Pizza Hut U.S. system to a more delivery-focused and modern estate will optimize our ability to grow the Pizza Hut U.S. system going forward. However, we could see impacts to our near-term results as we work through the NPC bankruptcy and other transitions of the estate and of certain franchise stores to new franchisees. It is uncertain as to how COVID-19 will ultimately impact these transitions and our Pizza Hut U.S. system. These impacts could include expense related to further bad debts and payments we may be required to make with regard to franchisee lease obligations for which we remain secondarily liable. Additionally, Pizza Hut U.S. system sales could be negatively impacted by decreased system advertising spend due to lower franchisee contributions and closures of underperforming units, including certain units that are largely dine-in focused. Given the fluid nature of issues surrounding our Pizza Hut U.S. franchisees the potential impact to the Company’s 2020 results is difficult to forecast.

While we continue to pursue payments from any franchisee whose receivables we have currently reserved, the amount, if any, and timing of such payments is uncertain, particularly in light of the potential impacts on their financial condition from COVID-19.

Investment in Grubhub, Inc. (“Grubhub”)

For the quarters ended June 30, 2020 and 2019, we recognized pre-tax income of $84 million and $24 million, respectively, related to changes in fair value in our investment in Grubhub common stock. For the years to date ended June 30, 2020 and 2019, we recognized pre-tax income of $62 million and $4 million, respectively, related to changes in fair value in our investment in Grubhub. See Note 13 for further discussion of our investment in Grubhub.

KFC Division

The KFC Division has 24,390 units, 84% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of June 30, 2020.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2020	2019	Reported		Ex FX		2020	2019	Reported		Ex FX
System Sales	$5,288	$6,648	(20)		(18)		$11,575	$13,195	(12)		(10)
Same-Store Sales Growth (Decline) %	(21)	6	N/A		N/A		(15)	5	N/A		N/A

Company sales	$86	$135	(36)		(31)		$216	$260	(17)		(13)
Franchise and property revenues	251	332	(24)		(22)		566	655	(14)		(11)
Franchise contributions for advertising and other services	72	117	(38)		(35)		193	235	(18)		(15)
Total revenues	$409	$584	(30)		(27)		$975	$1,150	(15)		(12)

Restaurant profit	$3	$22	(89)		(90)		$18	$39	(55)		(54)
Restaurant margin %	2.7%	15.8%	(13.1)	ppts.	(13.5)	ppts.	8.1%	15.0%	(6.9)	ppts.	(7.1)	ppts.

G&A expenses	$70	$75	6		3		$143	$153	6		4
Franchise and property expenses	29	19	(52)		(61)		62	47	(32)		(37)
Franchise advertising and other services expense	70	116	40		37		190	232	18		15
Operating Profit	$153	$261	(41)		(40)		$377	$497	(24)		(22)

			% Increase (Decrease)
Unit Count	6/30/2020	6/30/2019
Franchise	24,063	22,789	6
Company-owned	327	329	(1)
Total	24,390	23,118	6

Company sales and Restaurant margin percentage

The quarterly and year to date decreases in Company sales, excluding the impacts of foreign currency translation, were driven by company same-store sales declines of 31% and 14% for the quarter and year to date, respectively, and refranchising, partially offset by net new unit growth.

The quarterly and year to date decreases in Restaurant margin percentage were driven by same-store sales declines and increased cost of labor, including one-time bonuses and other costs incurred as a result of COVID-19.

Franchise and property revenues

The quarterly and year to date decreases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales declines of 21% and 15% for the quarter and year to date, respectively, partially offset by net new unit growth.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower travel related costs.

The year to date decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower travel related costs and lower expense related to our deferred and incentive compensation programs.

Operating Profit

The quarterly and year to date decreases in Operating Profit, excluding the impacts of foreign currency translation, were driven by same-store sales declines, higher Franchise and property expenses due to increased provisions for past due receivables and the write-off of software no longer being used, partially offset by net new unit growth and lower G&A.

Pizza Hut Division

The Pizza Hut Division has 18,326 units, 61% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of June 30, 2020.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2020	2019	Reported		Ex FX		2020	2019	Reported		Ex FX

System Sales	$2,753	$3,098	(11)		(10)		$5,554	$6,229	(11)		(10)
Same-Store Sales Growth (Decline) %	(9)	2	N/A		N/A		(10)	1	N/A		N/A

Company sales	$19	$11	71		76		$37	$22	66		70
Franchise and property revenues	126	143	(12)		(11)		259	288	(10)		(10)
Franchise contributions for advertising and other services	90	92	(1)		—		174	179	(2)		(2)
Total revenues	$235	$246	(4)		(3)		$470	$489	(4)		(3)

Restaurant profit	$1	$1	NM		NM		$—	$1	(49)		(49)
Restaurant margin %	4.5%	1.6%	2.9	ppts.	2.8	ppts.	0.8%	2.7%	(1.9)	ppts.	(1.9)	ppts.

G&A expenses	$44	$44	(2)		(3)		$90	$91	—		—
Franchise and property expenses	1	9	89		86		13	14	6		3
Franchise advertising and other services expense	87	89	2		2		171	172	1		1
Operating Profit	$87	$96	(9)		(8)		$163	$193	(15)		(14)

			% Increase (Decrease)
Unit Count	6/30/2020	6/30/2019
Franchise	18,229	18,459	(1)
Company-owned	97	56	73
Total	18,326	18,515	(1)

Company sales

The quarterly and year to date increases in Company sales, excluding the impacts of foreign currency translation, were driven by the acquisition of stores in the UK in the quarter ended September 30, 2019 and company same-store sales growth of 2%, partially offset by refranchising.

Franchise and property revenues

The quarterly and year to date decreases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales declines of 9% and 10%, respectively.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and higher expenses related to our deferred compensation program, partially offset by lower travel related costs and lower expenses related to our incentive compensation program.

G&A was flat for the year to date with prior year as the impact of lower expenses related to our deferred and incentive compensation programs and lower travel related costs was offset by the unfavorable impact of higher headcount.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales declines and net new unit declines, partially offset by recoveries on past due receivables.

The year to date decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales declines, net new unit declines, and higher provisions for past due receivables.

Taco Bell Division

The Taco Bell Division has 7,400 units, the vast majority of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of June 30, 2020.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2020	2019	Reported		Ex FX		2020	2019	Reported		Ex FX

System Sales	$2,564	$2,727	(6)		(6)		$5,160	$5,233	(1)		(1)
Same-Store Sales Growth %	(8)	7	N/A		N/A		(4)	6	N/A		N/A

Company sales	$194	$213	(9)		(9)		$392	$410	(4)		(4)
Franchise and property revenues	147	158	(7)		(6)		295	302	(2)		(2)
Franchise contributions for advertising and other services	108	109	(2)		(2)		215	213	—		—
Total revenues	$449	$480	(7)		(7)		$902	$925	(3)		(2)

Restaurant profit	$47	$50	(6)		(6)		$92	$94	(2)		(2)
Restaurant margin %	24.5%	23.6%	0.9	ppts.	0.9	ppts.	23.5%	22.8%	0.7	ppts.	0.7	ppts.

G&A expenses	$37	$41	10		10		$75	$84	11		11
Franchise and property expenses	5	8	38		38		16	17	5		5
Franchise advertising and other services expense	107	110	3		3		213	212	(1)		(1)
Operating Profit	$154	$159	(3)		(3)		$298	$297	—		—

			% Increase (Decrease)
Unit Count	6/30/2020	6/30/2019
Franchise	6,927	6,662	4
Company-owned	473	474	—
Total	7,400	7,136	4

Company sales and Restaurant margin percentage

The quarterly and year to date decreases in Company sales were driven by same-store sales declines of 9% and 5% for the quarter and year to date, respectively, and refranchising partially offset by net new unit growth.

The quarterly and year to date increases in restaurant margin percentage were driven by the favorable impact of higher guest check, lower restaurant operating costs such as labor costs and repairs and maintenance due to dining room closures as a result of COVID-19, partially offset by transaction declines and a COVID-19 related bonus for restaurant employees in the quarter ended June 30, 2020.

Franchise and property revenues

The quarterly and year to date decreases in Franchise and property revenues were driven by franchise same-store sales declines of 8% and 4%, respectively, offset by net new unit growth.

G&A

The quarterly decrease in G&A was driven by lower travel related costs and lower expenses related to our incentive compensation program offset by higher expenses related to our deferred compensation program.

The year to date decrease in G&A was driven by lower travel related costs and lower expenses related to our deferred and incentive compensation programs.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales declines offset by lower G&A, net new unit growth and lower franchise and property expenses.

Operating Profit was flat for the year, excluding the impact of foreign currency translation, driven by lower G&A and net new unit growth offset by same-store sales declines.

Habit Burger Grill Division

The Habit Burger Grill Division has 277 units, the vast majority of which are in the U.S.  The Company owned 91% of the Habit Burger Grill units in the U.S. as of June 30, 2020.  During the quarter ended June 30, 2020 we opened 2 gross new restaurants in the U.S. and reported a same-store sales decline of 18%. Total revenues and Operating loss were $105 million and $6 million, respectively, for the quarter ended June 30, 2020.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2020	2019	% B/(W)		2020	2019	% B/(W)
Corporate and unallocated G&A	$(98)	$(38)	(151)		$(148)	$(81)	(81)
Unallocated Company restaurant expenses	—	—	NM		(1)	—	NM
Unallocated Franchise and property expenses	(1)	(2)	26		(3)	(3)	(7)
Unallocated Refranchising gain (loss)	8	4	82		21	10	NM
Unallocated Other income (expense)	3	(9)	NM		(149)	(9)	NM
Investment income (expense), net (See Note 9)	91	25	NM		57	9	NM
Other pension income (expense) (See Note 10)	(2)	—	NM		(5)	(3)	(57)
Interest expense, net	(132)	(119)	(10)		(250)	(234)	(7)
Income tax provision (See Note 7)	(51)	(88)	42		(63)	(125)	50
Effective tax rate (See Note 7)	19.8%	23.3%	3.5	ppts.	17.8%	18.5%	0.7	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and unallocated G&A expense was driven by a charitable contribution of $50 million related to our “Unlocking Opportunity Initiative,” (see Note 9), professional fees associated with the acquisition of The Habit Burger Grill and higher expenses related to our deferred compensation program.
The year to date increase in Corporate and unallocated G&A expense was driven by a charitable contribution of $50 million related to our “Unlocking Opportunity Initiative,” higher professional fees associated with the acquisition of The Habit Burger Grill, partially offset by lower expenses related to our deferred compensation program.

Unallocated Other income (expense)

Quarterly Unallocated Other income (expense) includes a settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses (see Note 5) that was recorded in the second quarter of 2019 and foreign exchange gains (losses).  Additionally, year to date includes a goodwill impairment charge of $139 million for Habit Burger Grill that was recorded in the first quarter of 2020 (see Note 5).

Interest expense, net

The quarterly and year to date increases in Interest expense, net were driven by increased outstanding borrowings.

Consolidated Cash Flows

Net cash provided by operating activities was $362 million in 2020 versus $461 million in 2019.  The decrease was largely driven by a decrease in Operating profit before Special Items, the $50 million contribution related to our "Unlocking Opportunity Initiative" and higher incentive compensation payments, partially offset by the timing of advertising spending and lower income tax payments.

Net cash used in investing activities was $472 million in 2020 versus $52 million in 2019. The increase was primarily driven by the acquisition of Habit Burger Grill and lower refranchising proceeds in the current year, partially offset by lower capital spending.

Net cash provided by financing activities was $808 million in 2020 versus net cash used in financing activities of $492 million in 2019. The change was primarily driven by higher net borrowings and lower share repurchases.

Consolidated Financial Condition

Our Condensed Consolidated Balance Sheet was impacted by the issuance of the 2025 Notes (see Note 11), borrowings under our Revolving Facility and the acquisition of The Habit Restaurants, Inc. (See Note 2).

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

•
During the first quarter of 2020, we suspended our share repurchase program, pursuant to which the Company's Board of Directors previously authorized repurchases of up to $2 billion of the Company's common stock through June 30, 2021 (the “Share Repurchase Program”). We ended this suspension in July of 2020. We may resume share repurchases should business trends persist and should we continue to gain confidence in the timeline for achieving a healthy balance sheet including continued repayment of borrowings under our Revolving Facility and growing back into our ~5.0x EBITDA consolidated net leverage target over time. As of the date of this filing, no shares have been repurchased under the Share Repurchase Program.

•
On March 24, 2020, Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC (collectively, the “Borrowers”), each a wholly-owned subsidiary of YUM! Brands, Inc., borrowed $525 million under our existing Revolving Facility. This borrowing, together with $425 million borrowed under the Revolving Facility on March 18, 2020 to fund amounts associated with the acquisition of The Habit Restaurants, Inc., resulted in an aggregate of $950 million outstanding under the Revolving Facility as of March 31, 2020. In the second quarter of 2020 we made repayments of $375 million under the Revolving Facility that resulted in an outstanding balance of $575 million as of June 30, 2020. The current interest rate for borrowings under the Revolving Facility is LIBOR plus 1.50%.

•	On April 1, 2020, YUM! Brands, Inc. issued $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025. See Note 11 for more detail.

Debt Instruments

As of June 30, 2020, approximately 88%, including the impact of interest rate swaps, of our $11.7 billion of total debt outstanding, excluding finance leases, is fixed with an effective overall interest rate of approximately 4.7%. We are currently managing towards a capital structure which reflects consolidated leverage, net of available cash, in-line with our target of ~5.0x EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of June 30, 2020.

	2020	2021	2022	2023	2024	2025	2026	2027	2028	2030	2037	2043	Total
Securitization Notes	$14	$29	$29	$1,281	$16	$16	$921	$6	$571				$2,883
Credit Agreement	29	76	970	20	20	1,836							2,951
Subsidiary Senior Unsecured Notes					1,050		1,050	750					2,850
YUM Senior Unsecured Notes	350	350		325		600				$800	$325	$275	3,025
Total	$393	$455	$999	$1,626	$1,086	$2,452	$1,971	$756	$571	$800	$325	$275	$11,709

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

Credit Agreement includes senior secured credit facilities consisting of a $450 million Term Loan A facility (the “Term Loan A Facility"), a $1.9 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.0 billion revolving facility (the “Revolving Facility”) issued by the Borrowers. Our Revolving Facility had an outstanding balance of $575 million as of June 30, 2020.  The interest rates applicable to the Credit Agreement range from 1.25% to 1.75% plus LIBOR or from 0.25% to 0.75% plus the Base Rate, at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement).  Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

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

YUM Senior Unsecured Notes include seven series of senior unsecured notes issued by Yum! Brands, Inc. totaling $3.0 billion with fixed interest rates ranging from 3.75% to 7.75%.  Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness or the failure to pay principal of such indebtedness above certain thresholds will constitute an event of default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates, including the impact on our interest rate swaps. As of June 30, 2020, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges. We do not anticipate the impact of adopting this standard will be material to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 30, 2020 to the disclosures made in Item 7A of the Company’s 2019 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2020.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and subsidiaries (YUM) as of June 30, 2020, the related condensed consolidated statements of income, comprehensive income and shareholders’ deficit for the quarter and year-to-date periods ended June 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the year-to-date periods ended June 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2019, and the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 5, 2020

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Information about our most significant risk factors is disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. At June 30, 2020, there has been no material change to this information, except for the updated discussion related to the novel coronavirus, COVID-19, included below.

The novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.

In late 2019, COVID-19 was first detected. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world implemented measures to reduce the spread of COVID-19, including restrictions on travel outside the home or other limitations on business and other activities and encouraging social distancing. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. Recently, COVID-19 cases have been increasing in the U.S. and certain other regions of the world, which has resulted in some governmental authorities re-imposing restrictions on business and other activities that were previously lifted or reduced.

We are unable to accurately predict the impact that COVID-19 will have on our and our franchisees’ operations going forward due to uncertainties including the severity and duration of the outbreak, additional actions that may be taken by governmental authorities, and the length and severity of ongoing negative economic conditions in the U.S. and globally arising from the pandemic. However, while it is premature to accurately predict the ultimate full impact of these developments, we expect continuing adverse impacts. These potential impacts include the loss of revenues due to continued or increased dining room closures and other restrictions on our business, continued delays in reopening or permanent closures of the approximately 2,500 restaurants that are currently closed due to COVID-19. The closed restaurants are dispersed around the globe, with the majority located in malls, transportation centers, airports and other, similar locations which may remain closed for longer or permanently. Additionally, we and our franchisees have made operational changes in response to COVID-19, including installing counter screens and purchasing personal protective equipment, which have and may continue to increase restaurant operating costs. It is also possible that our and our franchisees’ restaurants may experience interruptions of food and other supplies as well as labor shortages as a result of COVID-19, disrupting our and our franchisee’s operations and impacting same-store sales negatively.

Our success is heavily reliant on our Concepts’ franchisees and the COVID-19 pandemic has caused and may continue to cause financial distress for certain franchisees that have been or will be impacted. As a result of this distress, our franchisees may not be able to meet their financial obligations as they come due, including the payment of royalties, rent, or other amounts due to the Company. This has led to, and may continue to lead to, write-offs of amounts we have currently due from our franchisees beyond amounts we have reserved, as well as decreased future collections from franchisees. Additionally, in certain instances, we have offered grace periods for certain near-term payments due to us to our franchisees who need more access to capital and are in good standing with the Company. Such grace periods will negatively impact the Company’s cash flows in the near-term and there is no guarantee that our franchisees will ultimately pay amounts due. Additionally, our franchisees may not be able to make payments to landlords, distributors and key suppliers, as well as payments to service any debt they may have outstanding. Franchisee financial distress has also led to, and may continue to lead to, permanent store closures and delayed or reduced new franchisee development which would further harm our results and liquidity going forward. Further, in some cases, we are contingently liable for franchisee lease obligations, and a failure by a franchisee to perform its obligations under such lease could result in direct payment obligations for YUM.

Moreover, if conditions related to the pandemic result in significant disruptions to capital and financial markets, or negatively impact our credit ratings, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity could be adversely impacted. Finally, if negative economic conditions arising from the pandemic persist and continue to adversely affect our business, this could give rise to an impairment in the value of our tangible or intangible assets, in addition to the goodwill impairment charge recognized by us with respect to our Habit Burger Grill reporting unit in the first quarter of 2020.

To the extent the COVID-19 pandemic continues to adversely affect the business and financial results of us and our franchisees, it may also have the effect of heightening many of the other risks described in our annual report on Form 10-K for the year ended December 31, 2019, such as those relating to our high level of indebtedness, cybersecurity and our increasing dependence on digital commerce, supply chain interruptions and changes in labor and other operating costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2020 we did not repurchase shares of Common Stock. During the first quarter of 2020 and as a result of the ongoing uncertainty regarding the evolving COVID-19 pandemic, the Company suspended its previously announced Share Repurchase Program, pursuant to which the Company's Board of Directors authorized repurchases of up to $2 billion of the Company's Common Stock through June 30, 2021. We ended this suspension in July of 2020.

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

YUM! BRANDS, INC.
(Registrant)

Date:	August 5, 2020	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)