Form 10-Q
period 2020-09-30
YUM BRANDS INC
filed 2020-11-05
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of October 29, 2020 was 301,668,133 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Company sales	$486	$364	$1,244	$1,056
Franchise and property revenues	639	645	1,760	1,890
Franchise contributions for advertising and other services	323	330	905	957
Total revenues	1,448	1,339	3,909	3,903
Costs and Expenses, Net
Company restaurant expenses	399	292	1,046	850
General and administrative expenses	257	208	724	617
Franchise and property expenses	13	43	107	124
Franchise advertising and other services expense	313	325	887	941
Refranchising (gain) loss	(9)	(8)	(30)	(18)
Other (income) expense	4	(1)	154	5
Total costs and expenses, net	977	859	2,888	2,519
Operating Profit	471	480	1,021	1,384
Investment (income) expense, net	(10)	59	(67)	50
Other pension (income) expense	4	1	9	4
Interest expense, net	161	120	411	354
Income Before Income Taxes	316	300	668	976
Income tax provision	33	45	96	170
Net Income	$283	$255	$572	$806

Basic Earnings Per Common Share	$0.94	$0.83	$1.89	$2.63

Diluted Earnings Per Common Share	$0.92	$0.81	$1.86	$2.57

Dividends Declared Per Common Share	$0.47	$0.42	$1.41	$1.26

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Net Income	$283	$255	$572	$806
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	35	(42)	1	(37)
	35	(42)	1	(37)
Tax (expense) benefit	—	5	—	5
	35	(37)	1	(32)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—	—	—
Reclassification of (gains) losses into Net Income	4	3	14	8
	4	3	14	8
Tax (expense) benefit	(2)	(1)	(4)	(2)
	2	2	10	6
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(8)	(5)	(101)	(65)
Reclassification of (gains) losses into Net Income	6	(12)	1	(26)
	(2)	(17)	(100)	(91)
Tax (expense) benefit	1	4	25	23
	(1)	(13)	(75)	(68)

Other comprehensive income (loss), net of tax	36	(48)	(64)	(94)
Comprehensive Income	$319	$207	$508	$712

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/30/2020	9/30/2019
Cash Flows – Operating Activities
Net Income	$572	$806
Depreciation and amortization	100	84
Impairment and closure (income) expenses	156	—
Refranchising (gain) loss	(30)	(18)
Investment (income) expense, net	(67)	50
Contributions to defined benefit pension plans	(2)	(13)
Deferred income taxes	(32)	(10)
Share-based compensation expense	44	45
Changes in accounts and notes receivable	46	(4)
Changes in prepaid expenses and other current assets	11	(9)
Changes in accounts payable and other current liabilities	105	(96)
Changes in income taxes payable	(152)	(64)
Other, net	102	112
Net Cash Provided by Operating Activities	853	883

Cash Flows – Investing Activities
Capital spending	(99)	(109)
Acquisition of The Habit Restaurants, Inc., net of cash acquired	(408)	—
Proceeds from sale of investment in Grubhub, Inc. common stock	206	—
Proceeds from refranchising of restaurants	13	55
Other, net	19	—
Net Cash Used in Investing Activities	(269)	(54)

Cash Flows – Financing Activities
Proceeds from long-term debt	1,650	800
Repayments of long-term debt	(1,142)	(311)
Revolving credit facility, three months or less, net	—	—
Short-term borrowings by original maturity
More than three months - proceeds	85	80
More than three months - payments	(90)	(70)
Three months or less, net	—	—
Repurchase shares of Common Stock	—	(472)
Dividends paid on Common Stock	(425)	(385)
Debt issuance costs	(20)	(9)
Other, net	(34)	(73)
Net Cash Provided by (Used in) Financing Activities	24	(440)
Effect of Exchange Rates on Cash and Cash Equivalents	(1)	(27)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	607	362
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	768	474
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$1,375	$836

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 9/30/2020	12/31/2019
ASSETS
Current Assets
Cash and cash equivalents	$1,110	$605
Accounts and notes receivable, net	522	584
Prepaid expenses and other current assets	398	338
Total Current Assets	2,030	1,527

Property, plant and equipment, net	1,229	1,170
Goodwill	590	530
Intangible assets, net	339	244
Other assets	1,361	1,313
Deferred income taxes	512	447
Total Assets	$6,061	$5,231

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,100	$960
Income taxes payable	9	150
Short-term borrowings	444	431
Total Current Liabilities	1,553	1,541

Long-term debt	10,647	10,131
Other liabilities and deferred credits	1,780	1,575
Total Liabilities	13,980	13,247

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 302 shares issued in 2020 and 300 issued in 2019	23	—
Accumulated deficit	(7,490)	(7,628)
Accumulated other comprehensive loss	(452)	(388)
Total Shareholders’ Deficit	(7,919)	(8,016)
Total Liabilities and Shareholders’ Deficit	$6,061	$5,231

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended September 30, 2020 and 2019
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at June 30, 2020	301	$11	$(7,631)	$(488)	$(8,108)
Net Income			283		283
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				35	35
Pension and post-retirement benefit plans (net of tax impact of $2 million)				2	2
Net loss on derivative instruments (net of tax impact of $1 million)				(1)	(1)
Comprehensive Income					319
Dividends declared			(142)		(142)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	1	(3)			(3)
Share-based compensation events		15			15
Balance at September 30, 2020	302	$23	$(7,490)	$(452)	$(7,919)

Balance at December 31, 2019	300	$—	$(7,628)	$(388)	$(8,016)
Net Income			572		572
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				1	1
Pension and post-retirement benefit plans (net of tax impact of $4 million)				10	10
Net loss on derivative instruments (net of tax impact of $25 million)				(75)	(75)
Comprehensive Income					508
Dividends declared			(426)		(426)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	2	(34)			(34)
Share-based compensation events		57			57
Adoption of accounting standard			(8)		(8)
Balance at September 30, 2020	302	$23	$(7,490)	$(452)	$(7,919)

Balance at June 30, 2019	304	$—	$(7,614)	$(380)	$(7,994)
Net Income			255		255
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $5 million)				(37)	(37)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				2	2
Net loss on derivative instruments (net of tax impact of $4 million)				(13)	(13)
Comprehensive Income					207
Dividends declared			(130)		(130)
Repurchase of shares of Common Stock	(2)	—	(174)		(174)
Employee share-based award exercises	1	(15)	(5)		(20)
Share-based compensation events		15	(1)		14
Balance at September 30, 2019	303	$—	$(7,669)	$(428)	$(8,097)

Balance at December 31, 2018	306	$—	$(7,592)	$(334)	$(7,926)
Net Income			806		806
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $5 million)				(32)	(32)
Pension and post-retirement benefit plans (net of tax impact of $2 million)				6	6
Net loss on derivative instruments (net of tax impact of $23 million)				(68)	(68)
Comprehensive Income					712
Dividends declared			(387)		(387)
Repurchase of shares of Common Stock	(5)	(1)	(475)		(476)
Employee share-based award exercises	2	(53)	(18)		(71)
Share-based compensation events		54	(1)		53
Adoption of accounting standard			(2)		(2)
Balance at September 30, 2019	303	$—	$(7,669)	$(428)	$(8,097)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 50,000 restaurants in more than 150 countries and territories.  As of September 30, 2020, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of September 30, 2020, YUM consisted of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

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

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended September 30, 2020. These reclassifications had no effect on previously reported Net Income.

COVID-19

In late 2019 a novel strain of coronavirus, COVID-19, was first detected and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Throughout 2020, COVID-19 has spread throughout the U.S. and the rest of the world and governmental authorities have implemented measures to reduce the spread of COVID-19. These measures include restrictions on travel outside the home and other limitations on business and other activities as well as encouraging social distancing. Moreover, COVID-19 cases have recently been increasing in the U.S. and various other regions of the world in which we have operations, which has resulted in some governmental authorities, including some in Western Europe, re-imposing restrictions on business and other activities that were previously lifted or reduced. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced and limited store-level operations, including reduced operating hours and full or partial dining-room closures. The impacts of COVID-19 significantly impacted our results in the quarter and year to date ended September 30, 2020.

As a result of the impact of COVID-19 on the Habit Burger Grill's results as well as general market conditions, we recognized an after-tax goodwill impairment charge of $107 million during the quarter ended March 31, 2020 related to our Habit Burger Grill reporting unit (See Note 2). As we continued to refine our preliminary purchase price allocation for Habit in the quarter ended September 30, 2020 the after-tax goodwill impairment charge was adjusted upward by $4 million. Due to the uncertainty surrounding our current assumptions regarding the expected severity and duration of the impact of COVID-19 on our and our franchisees' operations, we currently believe it is reasonably possible that certain significant estimates underlying long- lived asset and goodwill impairment evaluations as well as expected credit loss assessments within these Financial Statements will change in the near term. The effect of such a change may be material.

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

During the quarter ended September 30, 2020, we adjusted our preliminary estimate of the fair value of net assets acquired. The components of the preliminary purchase price allocation upon the March 18, 2020 acquisition, subsequent to the adjustments to the allocation in the quarter ended September 30, 2020, were as follows:

Total Current Assets	$12
Property, plant and equipment, net	112
Habit Burger Grill brand (included in Intangible assets, net)	96
Operating lease right-of-use assets (included in Other assets)	198
Other assets	23
Total Assets	441
Total Current Liabilities	(70)
Operating lease liabilities (included in Other liabilities and deferred credits)	(170)
Other liabilities	(1)
Total Liabilities	(241)
Total identifiable net assets	200
Goodwill	208
Net consideration transferred	$408

The adjustments to the preliminary estimate of identifiable net assets acquired resulted in a corresponding $11 million decrease in estimated goodwill due to the following changes to the preliminary purchase price allocation.

Change in	Increase (Decrease) in Goodwill
Property, plant and equipment, net	$17
Habit Burger Grill brand (included in Intangible assets, net)	2
Operating lease right-of-use assets (included in Other assets)	(35)
Other assets	(1)
Total Current Liabilities	2
Operating lease liabilities (included in Other liabilities and deferred credits)	5
Other liabilities	(1)
Total decrease in goodwill	$(11)

The preliminary allocation of the purchase price was based on management's analysis as of March 18, 2020. We will continue to obtain information to assist in determining the fair value of net assets acquired during the remaining measurement period.

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

Habit's total operating lease liabilities represent the present value of minimum lease payments, including rental payments for lease renewal options we are reasonably certain to exercise. The nominal value of these minimum lease payments as of September 30, 2020 approximated $225 million. Additionally, the nominal value of minimum lease payments associated with Habit leases that have not yet commenced approximated $45 million as of September 30, 2020. The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2019 would not have been significant.

During the first quarter of 2020, the operations of substantially all Habit Burger Grill restaurants were impacted by COVID-19. As a result, we performed an interim impairment test of the Habit Burger Grill reporting unit goodwill as of March 31, 2020. This test of impairment included comparing the estimated fair value of the Habit Burger Grill reporting unit to its carrying value, including goodwill, as originally determined through our preliminary purchase price allocation. The fair value estimate of the Habit Burger Grill reporting unit was based on the estimated price a willing buyer would pay for the reporting unit and was determined using an income approach through a discounted cash flow analysis using unobservable inputs (Level 3). The most impactful of these inputs included future average unit volumes of Habit Burger Grill restaurants as well as restaurant unit counts. The fair value was determined based upon a probability-weighted average of three scenarios, which included assumed recovery of Habit Burger Grill average unit volumes to a pre—COVID-19 level over periods ranging from the beginning of 2021 to the end of 2022. Factors impacting restaurant unit counts were near-term unit closures as the result of COVID-19 as well as the pace of expected new unit development. Unit counts assumed were correlated with the expected recoveries in average unit volumes. Based upon this fair value estimate, we determined that the carrying value of our Habit Burger Grill reporting unit exceeded its fair value. As a result, during the first quarter of 2020 we recorded a goodwill impairment charge of $139 million to Other (income) expense and a corresponding income tax benefit of $32 million. As we continued to refine our preliminary purchase price allocation in the quarter ended September 30, 2020, the impairment charge was adjusted upward by $5 million, which resulted in a corresponding income tax benefit of $1 million. The amount of the goodwill impairment charge and related tax benefit could change again as we finalize the purchase price allocation associated with the acquisition.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2020	2019	2020	2019
Net Income	$283	$255	$572	$806

Weighted-average common shares outstanding (for basic calculation)	303	306	302	307
Effect of dilutive share-based employee compensation	4	7	5	7
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	307	313	307	314

Basic EPS	$0.94	$0.83	$1.89	$2.63

Diluted EPS	$0.92	$0.81	$1.86	$2.57
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.7	0.1	4.6	1.9

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Accumulated Other Comprehensive Loss (“AOCI”)

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at June 30, 2020, net of tax	$(255)	$(96)	$(137)	$(488)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	35	—	(6)	29

(Gains) losses reclassified from AOCI, net of tax	—	2	5	7
	35	2	(1)	36
Balance at September 30, 2020, net of tax	$(220)	$(94)	$(138)	$(452)

Balance at December 31, 2019, net of tax	$(221)	$(104)	$(63)	$(388)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	1	—	(76)	(75)

(Gains) losses reclassified from AOCI, net of tax	—	10	1	11
	1	10	(75)	(64)
Balance at September 30, 2020, net of tax	$(220)	$(94)	$(138)	$(452)

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Foreign exchange net (gain) loss and other(a)	$(6)	$—	$(2)	$5
Closure and impairment (income) expense(b)	10	(1)	156	—
Other (income) expense	$4	$(1)	$154	$5

(a)    The year to date ended September 30, 2019 includes the settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses of $8 million.

(b)    The quarter and year to date ended September 30, 2020 includes charges of $5 million and $144 million, respectively, related to the impairment of Habit Burger Grill goodwill. See Note 2. The quarter and year to date ended September 30, 2020 also includes charges of $5 million and $11 million, respectively, related to the write-off of software no longer being used.

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

	9/30/2020	12/31/2019
Accounts and notes receivable, gross	$594	$656
Allowance for doubtful accounts	(72)	(72)
Accounts and notes receivable, net	$522	$584

Property, Plant and Equipment, net

	9/30/2020	12/31/2019
Property, plant and equipment, gross	$2,430	$2,306
Accumulated depreciation and amortization	(1,201)	(1,136)
Property, plant and equipment, net	$1,229	$1,170

Assets held-for-sale totaled $10 million and $25 million, respectively, as of September 30, 2020 and December 31, 2019 and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Other Assets	9/30/2020	12/31/2019
Operating lease right-of-use assets	$821	$642
Investment in Grubhub, Inc. common stock(a)	—	137
Franchise incentives	163	174
Other	377	360
Other assets	$1,361	$1,313

(a)    In the quarter ended September 30, 2020 we sold our entire investment in Grubhub, Inc. common stock and received proceeds of $206 million.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	9/30/2020	12/31/2019
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$1,110	$605
Restricted cash included in Prepaid expenses and other current assets(a)	230	138
Restricted cash and restricted cash equivalents included in Other assets(b)	35	25
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$1,375	$768

(a)    Restricted cash within Prepaid expenses and other current assets reflects Taco Bell Securitization interest reserves and the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives.

(b)    Primarily trust accounts related to our self-insurance program.

Note 7 - Income Taxes

	Quarter ended		Year to date
	2020	2019	2020	2019
Income tax provision	$33	$45	$96	$170
Effective tax rate	10.5%	15.1%	14.4%	17.4%

Our third quarter and year to date effective tax rates are lower than prior year primarily due to the favorable impact of the remeasurement of our deferred tax assets in the United Kingdom resulting from an increase in the corporate tax rate enacted in the quarter ended September 30, 2020 and return to provision adjustments from completing the 2019 U.S. federal income tax return. These favorable impacts were partially offset by lapping the favorable resolution in the prior year of an uncertain tax position in a foreign market and lapping higher excess tax benefits on share-based compensation.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 9/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$14	$5	$218	$118	$355
Franchise revenues	44	62	148	—	254
Property revenues	4	1	10	—	15
Franchise contributions for advertising and other services	4	76	117	—	197

China
Franchise revenues	56	15	—	—	71

Other
Company sales	116	15	—	—	131
Franchise revenues	219	55	7	—	281
Property revenues	17	1	—	—	18
Franchise contributions for advertising and other services	112	13	1	—	126
	$586	$243	$501	$118	$1,448

	Quarter ended 9/30/2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$17	$5	$216	$238
Franchise revenues	40	63	142	245
Property revenues	5	2	10	17
Franchise contributions for advertising and other services	2	71	114	187

China
Franchise revenues	57	16	—	73

Other
Company sales	118	8	—	126
Franchise revenues	226	61	6	293
Property revenues	16	1	—	17
Franchise contributions for advertising and other services	128	14	1	143
	$609	$241	$489	$1,339

	Year to date ended 9/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$43	$15	$610	$231	$899
Franchise revenues	126	190	411	1	728
Property revenues	11	4	31	—	46
Franchise contributions for advertising and other services	13	224	331	—	568

China
Franchise revenues	150	37	—	—	187

Other
Company sales	303	42	—	—	345
Franchise revenues	577	160	18	—	755
Property revenues	42	2	—	—	44
Franchise contributions for advertising and other services	296	39	2	—	337
	$1,561	$713	$1,403	$232	$3,909

	Year to date ended 9/30/2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$51	$15	$624	$690
Franchise revenues	119	197	410	726
Property revenues	16	5	31	52
Franchise contributions for advertising and other services	7	223	327	557

China
Franchise revenues	165	46	—	211

Other
Company sales	344	20	2	366
Franchise revenues	649	181	19	849
Property revenues	50	2	—	52
Franchise contributions for advertising and other services	358	41	1	400
	$1,759	$730	$1,414	$3,903
Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2020 is presented below.

Deferred Franchise Fees
Balance at December 31, 2019	$441
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(55)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	36
Other(a)	(8)
Balance at September 30, 2020	$414

(a)    Primarily includes impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$64
1 - 2 years	59
2 - 3 years	54
3 - 4 years	49
4 - 5 years	43
Thereafter	145
Total	$414

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2020	2019	2020	2019
KFC Division	$586	$609	$1,561	$1,759
Pizza Hut Division	243	241	713	730
Taco Bell Division	501	489	1,403	1,414
Habit Burger Grill Division	118	—	232	—
	$1,448	$1,339	$3,909	$3,903

	Quarter ended		Year to date
Operating Profit	2020	2019	2020	2019
KFC Division	$278	$270	$655	$767
Pizza Hut Division	89	86	252	279
Taco Bell Division	186	161	484	458
Habit Burger Grill Division	(7)	—	(15)	—
Corporate and unallocated G&A expenses(a)	(81)	(41)	(229)	(122)
Unallocated Company restaurant expenses	1	—	—	—
Unallocated Franchise and property expenses	—	(2)	(3)	(5)
Unallocated Refranchising gain (loss)	9	8	30	18
Unallocated Other income (expense) (See Note 5)	(4)	(2)	(153)	(11)
Operating Profit	$471	$480	$1,021	$1,384
Investment income (expense), net(b)	10	(59)	67	(50)
Other pension income (expense) (See Note 10)	(4)	(1)	(9)	(4)
Interest expense, net	(161)	(120)	(411)	(354)
Income before income taxes	$316	$300	$668	$976

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Includes $32 million associated with a voluntary early retirement program offered to our U.S. based employees and a worldwide severance program in the quarter and year to date ended September 30, 2020. Also included in the year to date ended September 30, 2020 are a $50 million contribution to Yum! Brands Foundation, Inc. (a stand-alone, not-for-profit organization that is not consolidated in the Company's results) in the second quarter of 2020 related to our "Unlocking Opportunity Initiative" and costs related to our acquisition of Habit Burger Grill of $9 million.

(b)Includes changes in the value of Grubhub, Inc. common stock and other investments (see Notes 6 and 13).

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2020	2019	2020	2019
Service cost	$2	$1	$6	$4
Interest cost	9	10	26	30
Expected return on plan assets	(10)	(11)	(32)	(33)
Amortization of net loss	4	—	11	1
Amortization of prior service cost	—	2	3	4
Net periodic benefit cost	$5	$2	$14	$6

Additional loss recognized due to settlements(a)	$—	$1	$—	$3

(a)    Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. These losses were recorded in Other pension (income) expense.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/30/2020	12/31/2019
Current maturities of long-term debt	$454	$437
Other	—	4
	454	441
Less current portion of debt issuance costs and discounts	(10)	(10)
Short-term borrowings	$444	$431

Long-term Debt
Securitization Notes	$2,876	$2,898
Subsidiary Senior Unsecured Notes	1,800	2,850
Term Loan A Facility	441	463
Term Loan B Facility	1,920	1,935
YUM Senior Unsecured Notes	4,075	2,425
Finance lease obligations	71	77
	$11,183	$10,648
Less debt issuance costs and discounts	(82)	(80)
Less current maturities of long-term debt	(454)	(437)
Long-term debt	$10,647	$10,131

Details of our short-term borrowings and long-term debt as of December 31, 2019 can be found within our 2019 Form 10-K. On March 24, 2020 we borrowed $525 million under our Revolving Facility in order to increase our liquidity position in light of the impacts on our business from the COVID-19 pandemic. This borrowing, together with $425 million borrowed under the Revolving Facility on March 18, 2020 to fund amounts associated with the acquisition of The Habit Restaurants, Inc., resulted in an aggregate of $950 million outstanding under the Revolving Facility as of March 31, 2020. In the second and third quarters of 2020, we made repayments of $375 million and $575 million, respectively, and as of September 30, 2020 our Revolving Facility is undrawn.

YUM Senior Unsecured Note Issuances

On April 1, 2020, YUM! Brands, Inc. issued $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025 (the “2025 Notes”). The net proceeds from the issuance were used to pay the fees and expenses of the offering with remaining amounts to be used for general corporate purposes. Interest on the 2025 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2020. On September 25, 2020, YUM! Brands, Inc. issued $1,050 million aggregate principal amount of 3.625% YUM Senior Unsecured Notes due March 15, 2031 (the “2031 Notes”). Interest on the 2031 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The indentures governing the 2025 Notes and the 2031 Notes contain covenants and events of default that are customary for debt securities of this type, including cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount of $100 million or more or the failure to pay the principal of such indebtedness at its stated maturity will constitute an event of default under the 2025 Notes and the 2031 Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled.

On September 9, 2020, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, each of which is a wholly-owned subsidiary of the Company, issued a notice of redemption for October 9, 2020 for $1,050 million aggregate principal amount of 5.00% Subsidiary Senior Unsecured Notes due in 2024 (the “2024 Notes”). On September 25, 2020, using the net proceeds from the 2031 Notes and cash on hand the Company prepaid the 2024 Notes and deposited sufficient funds with The Bank of New York Mellon Trust Company, N.A., as trustee under the related indenture, to redeem the 2024 Notes at their aggregate redemption price and the indenture with respect to the 2024 Notes was discharged.

The redemption amount was equal to 102.50% of the principal amount redeemed, reflecting a $26 million “call premium”, plus accrued and unpaid interest to the date of redemption. We recognized the call premium, $6 million of unamortized debt issuance costs associated with the 2024 Notes and $2 million of accrued and unpaid interest associated with the period of time from prepayment of the notes with the trustee to their redemption date within Interest expense, net in the quarter ended September 30, 2020 as the amounts were paid to the trustee and our liability was extinguished prior to that date. The Company paid debt issuance costs of $13 million in connection with the 2031 Notes. These debt issuance costs are being amortized to Interest expense, net over the life of the notes using the effective interest rate method. As of September 30, 2020, the effective interest rate, including the amortization of debt issuance costs, was 3.765% for the 2031 Notes.

Excluding the payments associated with the extinguishment of the 2024 Notes discussed above, cash paid for interest during the years to date ended September 30, 2020 and 2019 was $329 million and $324 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments under our Term Loan B Facility. At both September 30, 2020 and December 31, 2019, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of September 30, 2020 or December 31, 2019.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through September 30, 2020, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through September 30, 2020, all foreign currency contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of September 30, 2020 and December 31, 2019, outstanding foreign currency contracts related to intercompany receivables and payables had total notional amounts of $53 million and $20 million, respectively. These foreign currency forward contracts all have durations that expire in 2020.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2020, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2020	2019	2020	2019	2020	2019	2020	2019

Interest rate swaps	$(6)	$(18)	$4	$(4)	$(104)	$(88)	$6	$(14)

Foreign currency contracts	(2)	13	2	(8)	3	23	(5)	(12)

Income tax benefit/(expense)	2	3	(1)	1	25	19	—	4

As of September 30, 2020, the estimated net loss included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $19 million, based on current LIBOR interest rates.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of September 30, 2020, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	9/30/2020		12/31/2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,876	$3,000	$2,898	$3,040
Subsidiary Senior Unsecured Notes(b)	1,800	1,908	2,850	3,004
Term Loan A Facility(b)	441	437	463	464
Term Loan B Facility(b)	1,920	1,898	1,935	1,949
YUM Senior Unsecured Notes(b)	4,075	4,382	2,425	2,572

(a)    We estimated the fair value of the Securitization Notes using market quotes and calculations. The markets in which the Securitization Notes trade are not considered active markets.

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	9/30/2020	12/31/2019
Assets
Interest Rate Swaps	Prepaid expenses and other current assets	2	$—	$6
Foreign Currency Contracts	Prepaid expenses and other current assets	2	2	—
Interest Rate Swaps	Other assets	2	—	3
Investment in Grubhub, Inc. Common Stock	Other assets	1	—	137
Other Investments	Other assets	1	40	43

Liabilities
Interest Rate Swaps	Accounts payable and other current liabilities	2	21	—
Interest Rate Swaps	Other liabilities and deferred credits	2	139	71

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of our investment in 2.8 million shares of Grubhub, Inc. common stock at December 31, 2019 was determined primarily based on closing market price for the shares. In the quarter ended September 30, 2020 we sold our entire investment in Grubhub, Inc. common stock (see Note 6). The other investments primarily include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities and whose fair values were determined based on the closing market prices of the respective mutual funds as of September 30, 2020 and December 31, 2019.

Note 14 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 30, 2020, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $450 million. The present value of these potential payments discounted at our pre-tax cost of debt at September 30, 2020, was approximately $375 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of September 30, 2020 was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $150 million. Of this amount, $145 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order continues until the next hearing scheduled for December 8, 2020. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 50,000 restaurants in more than 150 countries and territories.  At September 30, 2020, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

YUM currently consists of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

Through our Recipe for Growth and Good we intend to unlock the growth potential of our Concepts and YUM, drive increased collaboration across our Concepts and geographies and consistently deliver better customer experiences, improved unit economics and higher rates of growth. Key enablers include accelerated use of technology and better leverage of our systemwide scale.

Our Recipe for Growth is based on four key drivers:
•Unrivaled Culture and Talent: Leverage our culture and people capability to fuel brand performance and franchise success
•Unmatched Operating Capability: Recruit and equip the best restaurant operators in the world to deliver great customer experiences
•Relevant, Easy and Distinctive Brands: Innovate and elevate iconic restaurant brands people trust and champion
•Bold Restaurant Development: Drive market and franchise expansion with strong economics and value

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

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•Same-store sales growth is the estimated percentage change in system sales of all restaurants that have been open and in the YUM system for one year or more (with the exception of Habit Burger Grill restaurants we recently acquired), including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. During the first three quarters of 2020 we had a significant number of restaurants that were temporarily closed including restaurants closed due to government and landlord restrictions as of a result of COVID-19. The system sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends.

•Net new unit growth reflects new unit openings offset by permanent store closures, by us and our franchisees. To determine whether a restaurant meets the definition of a unit we consider whether the restaurant has operations that are ongoing and independent from another YUM unit, serves the primary product of one of our Concepts, operates under a separate franchise agreement (if operated by a franchisee) and has substantial and sustainable sales. We believe net new unit growth is useful to investors because we depend on net new units for a significant portion of our growth. Additionally, net new unit growth is generally reflective of the economic returns to us and our franchisees from opening and operating our Concept restaurants.

•System sales and System sales excluding the impacts of foreign currency translation ("FX") reflect the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants. Sales at franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Increasingly, customers are paying a fee to a third party to deliver or facilitate the ordering of our Concepts' products. We also include in System sales any portion of the amount customers pay these third parties for which the third party is obligated to pay us a license fee as a percentage of such amount. Franchise restaurant sales and fees paid by customers to third parties to deliver or facilitate the ordering of our Concepts' products are not included in Company sales on the Condensed Consolidated Statements of Income; however, any resulting franchise and license fees we receive are included in the Company's revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net unit growth.

•Company restaurant profit (“Restaurant profit”) is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales. Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales. Restaurant profit is useful to investors as it provides a measure of profitability for our Company-owned restaurants.

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”), the Company provides the following non-GAAP measurements:

•Diluted Earnings Per Share excluding Special Items (as defined below);

•Effective Tax Rate excluding Special Items;

•Core Operating Profit. Core Operating Profit excludes Special Items and FX and we use Core Operating Profit for the purposes of evaluating performance internally.

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

For the quarter ended September 30, 2020, GAAP diluted EPS increased 14% to $0.92 per share, and diluted EPS, excluding Special Items, increased 27% to $1.01 per share.

For the year to date ended September 30, 2020, GAAP diluted EPS decreased 27% to $1.86 per share, and diluted EPS, excluding Special Items, decreased 3% to $2.47 per share.

Quarterly Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	(1)	(4)	+5	+3	+4
Pizza Hut Division	(4)	(3)	(4)	+3	+3
Taco Bell Division	+5	+3	+3	+16	+16
Worldwide(1)	+1	(2)	+2	(2)	+7

Year to date Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	(7)	(11)	+5	(15)	(13)
Pizza Hut Division	(8)	(8)	(4)	(10)	(9)
Taco Bell Division	+1	(2)	+3	+6	+6
Worldwide(1)	(5)	(8)	+2	(26)	(8)

(1)    Worldwide system sales ex F/X and net-new units include the benefit of our acquisition of Habit Burger Grill on March 18, 2020. Same-store sales reflects the inclusion of Habit Burger Grill in the prior year base. Operating profit results of Habit Burger Grill for the period subsequent to our acquisition are reflected in the consolidated figures.

Additionally:

•Net units declined by 267 for the quarter and 44 for the year to date (including our acquisition of Habit Burger Grill in the first quarter of 2020).

•During the quarter, we recognized pre-tax income of $8 million related to the change in fair value of our investment in Grubhub, Inc. common stock (“Grubhub”) that we sold in the quarter ended September 30, 2020, which added $0.02 to diluted EPS for the quarter. When coupled with $60 million of pre-tax investment expense recorded in the third quarter of 2019, which resulted in a negative $0.15 impact to diluted EPS, our Grubhub investment favorably impacted year-over-year diluted EPS growth by $0.17.

•For the year to date ended September 30, 2020, we recognized pre-tax income of $69 million related to the change in fair value of our Grubhub investment that we sold in the quarter ended September 30, 2020, which added $0.17 to diluted EPS for the year to date. When coupled with $56 million of pre-tax investment expense for the year to date ended September 30, 2019, which resulted in a negative $0.14 impact to diluted EPS, our Grubhub investment favorably impacted year-over-year diluted EPS growth by $0.31.

•Foreign currency translation unfavorably impacted Divisional Operating Profit for the quarter and year to date by $2 million and $14 million, respectively.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2020	2019	% B/(W)		2020	2019	% B/(W)
Company sales	$486	$364	34		$1,244	$1,056	18
Franchise and property revenues	639	645	(1)		1,760	1,890	(7)
Franchise contributions for advertising and other services	323	330	(2)		905	957	(6)
Total revenues	$1,448	$1,339	8		$3,909	$3,903	—

Restaurant profit	$87	$72	18		$198	$206	(4)
Restaurant margin %	17.8%	20.2%	(2.4)	ppts.	15.9%	19.6%	(3.7)	ppts.

G&A expenses	$257	$208	(24)		$724	$617	(17)
Franchise and property expenses	13	43	71		107	124	14
Franchise advertising and other services expense	313	325	4		887	941	6
Refranchising (gain) loss	(9)	(8)	17		(30)	(18)	70
Other (income) expense	4	(1)	NM		154	5	NM
Operating Profit	$471	$480	(2)		$1,021	$1,384	(26)

Investment (income) expense, net	$(10)	$59	NM		$(67)	$50	NM
Other pension (income) expense	4	1	NM		9	4	NM
Interest expense, net	161	120	(34)		411	354	(16)
Income tax provision	33	45	26		96	170	44
Net Income	$283	$255	11		$572	$806	(29)

Diluted EPS(a)	$0.92	$0.81	14		$1.86	$2.57	(27)
Effective tax rate	10.5%	15.1%	4.6	ppts.	14.4%	17.4%	3.0	ppts.

(a)See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	9/30/2020	9/30/2019	% Increase (Decrease)
Franchise	49,003	48,275	2
Company-owned	1,123	883	27
Total	50,126	49,158	2

	Quarter ended		Year to date
	2020	2019	2020	2019
Same-store Sales Growth (Decline) %	(2)	3	(8)	4
System Sales Growth (Decline) %, reported	1	6	(6)	6
System Sales Growth (Decline) %, excluding FX	1	8	(5)	9

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2020	2019	2020	2019

Consolidated
Company sales(a)	$486	$364	$1,244	$1,056
Franchise sales	12,457	12,468	34,108	36,433
System sales	12,943	12,832	35,352	37,489
Foreign Currency Impact on System sales(b)	(4)	N/A	(395)	N/A
System sales, excluding FX	$12,947	$12,832	$35,747	$37,489

KFC Division
Company sales(a)	$130	$135	$346	$395
Franchise sales	6,779	6,833	18,138	19,768
System sales	6,909	6,968	18,484	20,163
Foreign Currency Impact on System sales(b)	(20)	N/A	(334)	N/A
System sales, excluding FX	$6,929	$6,968	$18,818	$20,163

Pizza Hut Division
Company sales(a)	$20	$13	$57	$35
Franchise sales	2,974	3,079	8,491	9,286
System sales	2,994	3,092	8,548	9,321
Foreign Currency Impact on System sales(b)	16	N/A	(58)	N/A
System sales, excluding FX	$2,978	$3,092	$8,606	$9,321

Taco Bell Division
Company sales(a)	$218	$216	$610	$626
Franchise sales	2,696	2,556	7,464	7,379
System sales	2,914	2,772	8,074	8,005
Foreign Currency Impact on System sales(b)	—	N/A	(3)	N/A
System sales, excluding FX	$2,914	$2,772	$8,077	$8,005

Habit Burger Grill Division
Company sales(a)	$118	N/A	$231	N/A
Franchise sales	8	N/A	15	N/A
System sales	126	N/A	246	N/A
Foreign Currency Impact on System sales(b)	—	N/A	—	N/A
System sales, excluding FX	$126	N/A	$246	N/A

(a)Company sales represents sales from our Company-operated stores as presented on our Condensed Consolidated Statements of Income.

(b)    The foreign currency impact on System sales is presented in relation only to the immediately preceding year presented. When determining applicable System sales growth percentages, the System sales excluding FX for the current year should be compared to the prior year System sales.

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2020	2019	2020	2019
Core Operating Profit Growth (Decline) %	7	6	(8)	12
Diluted EPS Growth (Decline) %, excluding Special Items	27	(23)	(3)	(7)
Effective Tax Rate excluding Special Items	19.3%	15.1%	19.0%	17.6%

	Quarter ended		Year to date
Detail of Special Items	2020	2019	2020	2019
Refranchising gain (loss)(a)	$2	$8	$8	$18
Costs associated with acquisition and integration of Habit Burger Grill (See Note 2)	—	—	(9)	—
Impairment of Habit Burger Grill goodwill (See Note 2)	(5)	—	(144)	—
Unlocking Opportunity Initiative contribution(b)	—	—	(50)	—
Charges associated with resource optimization(c)	(32)	—	(32)	—
Other Special Items Income (Expense)(d)	1	(3)	(6)	(14)
Special Items Income (Expense) - Operating Profit	(34)	5	(233)	4
Charges associated with resource optimization - Other Pension Expense(c)	(1)	—	(1)	—
Interest expense, net(d)(e)	(34)	—	(34)	(2)
Special Items Income (Expense) before Income Taxes	(69)	5	(268)	2
Tax Benefit on Special Items(f)	17	—	57	2
Tax Benefit - Intra-entity transfer of intellectual property(g)	25	—	25	—
Special Items Income (Expense), net of tax	$(27)	$5	$(186)	$4
Average diluted shares outstanding	307	313	307	314
Special Items diluted EPS	$(0.09)	$0.01	$(0.61)	$0.02

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$471	$480	$1,021	$1,384
Special Items Income (Expense)	(34)	5	(233)	4
Foreign Currency Impact on Divisional Operating Profit(h)	(2)	N/A	(14)	N/A
Core Operating Profit	$507	$475	$1,268	$1,380

KFC Division
GAAP Operating Profit	$278	$270	$655	$767
Foreign Currency Impact on Divisional Operating Profit(h)	(2)	N/A	(13)	N/A
Core Operating Profit	$280	$270	$668	$767

Pizza Hut Division
GAAP Operating Profit	$89	$86	$252	$279
Foreign Currency Impact on Divisional Operating Profit(h)	—	N/A	(1)	N/A
Core Operating Profit	$89	$86	$253	$279

Taco Bell Division
GAAP Operating Profit	$186	$161	$484	$458
Foreign Currency Impact on Divisional Operating Profit(h)	—	N/A	—	N/A
Core Operating Profit	$186	$161	$484	$458

Habit Burger Grill Division
GAAP Operating Profit	$(7)	N/A	$(15)	N/A

Foreign Currency Impact on Divisional Operating Profit(h)	—	N/A	—	N/A
Core Operating Profit	$(7)	N/A	$(15)	N/A

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$0.92	$0.81	$1.86	$2.57
Special Items Diluted EPS	(0.09)	0.01	(0.61)	0.02
Diluted EPS excluding Special Items	$1.01	$0.80	$2.47	$2.55

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	10.5%	15.1%	14.4%	17.4%
Impact on Tax Rate as a result of Special Items(f)	(8.8)%	—%	(4.6)%	(0.2)%
Effective Tax Rate excluding Special Items	19.3%	15.1%	19.0%	17.6%

(a)We have reflected as Special Items those refranchising gains and losses that were recorded in connection with our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded during the quarters and years to date ended September 30, 2020 and 2019 as Special Items primarily include true-ups to refranchising gains and losses recorded prior to December 31, 2018.

During the quarters ended September 30, 2020 and 2019, we recorded net refranchising gains of $2 million and $8 million, respectively, that have been reflected as Special Items. During the years to date ended September 30, 2020 and 2019, we recorded net refranchising gains of $8 million and $18 million, respectively, that have been reflected as Special Items.

Additionally, during the quarter and year to date ended September 30, 2020 we recorded refranchising gains of $7 million and $22 million, respectively, that have not been reflected as a Special Item.  These gains relate to refranchising of restaurants in 2020 that were not part of our aforementioned plans to achieve 98% franchise ownership and that we believe are now more indicative of our ongoing operations.

(b)On June 24, 2020, the YUM! Brands, Inc. Board of Directors approved the establishment of the Company’s new global “Unlocking Opportunity Initiative” including a $100 million investment over the next five years to fight inequality by unlocking opportunities for employees, restaurant team members and communities. The Company contributed $50 million in the quarter ended June 30, 2020 to Yum! Brands Foundation, Inc. (a stand-alone, not-for-profit organization that is not consolidated in the Company's results) as part of these efforts and investment. As a result of the size and specific nature of this contribution we have reflected the associated expense as a Special Item.

(c)During the quarter ended September 30, 2020, we recorded charges of $32 million and $1 million to General and administrative expenses and Other pension (income) expense, respectively, associated with a voluntary early retirement program offered to our U.S. based employees and a worldwide severance program. These programs were part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. These critical areas include accelerating our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. Due to their scope and size, these charges have been reflected as Special Items.

(d)During the second quarter of 2019, we recorded charges of $8 million and $2 million to Other (income) expense and Interest expense, net, respectively, related to cash payments in excess of our recorded liability to settle contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses. Consistent with prior adjustments to the recorded contingent consideration, we have reflected this as a Special Item.

(e)During the quarter ended September 30, 2020, certain subsidiaries of the Company issued a notice of redemption for $1,050 million aggregate principal amount of 5.00% Subsidiary Senior Unsecured Notes due in 2024 (the "2024 Notes"). The redemption amount included a $26 million call premium plus accrued and unpaid interest to the date of redemption of October 9, 2020. We recorded the call premium, $6 million of unamortized debt issuance costs associated with the 2024 Notes and $2 million of accrued and unpaid interest associated with the period of time from prepayment of the 2024 Notes with the Trustee on September 25, 2020 to their redemption date within Interest expense, net and reflected the charges as Special Items due to their collective size and the fact that the amounts are not indicative of our ongoing interest expense. See Note 11.

(f)Tax Expense on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

(g)In the fourth quarter of 2019, we completed an intercompany restructuring that resulted in the transfer of certain intellectual property rights held by wholly owned foreign subsidiaries to the United Kingdom (UK). As a result of the transfer of certain of these rights, we received a step-up in the tax basis to fair market value for UK tax purposes. To the extent this step-up in tax basis will be amortizable against future taxable income, we recognized a one-time deferred tax benefit of $220 million as a Special Item in the quarter ended December 31, 2019. During the quarter ended September 30, 2020, the UK Finance Act 2020 was enacted resulting in an increase in the UK corporate tax rate from 17% to 19%. As a result, in the quarter ended September 30, 2020, we remeasured the related deferred tax asset originally recorded in the fourth quarter of 2019 and recognized an additional $25 million deferred tax benefit as a Special Item.

(h)The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented.  When determining applicable Core Operating Profit growth percentages, the Core Operating Profit for the current year should be compared to the prior year GAAP Operating Profit adjusted only for any prior year Special Items Income (Expense).

Items Impacting Current Quarter and Expected to Impact Future Results

The following items impacted reported results in 2020 and/or 2019 and/or are expected to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

COVID-19

In late 2019, a novel strain of coronavirus, COVID-19, was first detected and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Throughout 2020, COVID-19 has spread throughout the U.S. and the rest of the world and governmental authorities have implemented measures to reduce the spread of COVID-19. These measures include restrictions on travel outside the home and other limitations on business and other activities as well as encouraging social distancing. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures.

Our results were significantly impacted by the impacts of COVID-19 in the quarter and year to date ended September 30, 2020 as evidenced by our worldwide same-store sales declines of 2% and 8%, respectively. The impact on our sales in each of our markets has been dependent on the timing, severity and duration of the outbreak, measures implemented by government authorities to reduce the spread of COVID-19, as well as our reliance on dine-in sales in the market. Overall, our sales declines have been primarily driven by temporary store closures, which peaked in early April at about 11,000 restaurants. Since then, temporarily closed restaurants have been gradually reopening and as of October 29, 2020 about 1,000 restaurants remained fully closed, which means roughly 98% of our system was open for business in a full or limited capacity as of that date. Assets located in malls, transportation centers, airports and the like continued to be pressured and made up many of the full closures. Geographically, Pizza Hut U.S., Latin America, Asia and India made up the majority of these closures.

Globally, same-store sales for stores that were open for some or all of the quarter ended September 30, 2020 were approximately flat, in aggregate, while they were open. This was in spite of the fact that significant sales loss has occurred, and continues to occur, due to the significant number of our open restaurants subject to dining room closures or other limitations on access. We have been able to offset the loss of sales due to dining room closures or other limitations on access through the strength of our off-premise channels, aided by increasing consumer access to our brands via digital channels.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company's remaining 2020 results. Moreover, COVID-19 cases have recently been increasing in the U.S., Western Europe and various other regions of the world in which we have operations, which has resulted in some governmental authorities, including some in Western Europe, re-imposing restrictions on business and other activities that were previously lifted or reduced. The ultimate pace of recovery will largely depend on the pace of restaurant reopenings and the continuation of current sales trends, although we expect continuing adverse impacts from COVID-19.

As 98% of our restaurants are operated by approximately 2,000 independent franchisees across the world, we are also closely monitoring the impact of COVID-19 on our franchisees' financial condition. To help our franchise partners, we are providing assistance to those who are in good standing and need more access to capital, primarily through deferrals of capital obligations for remodels and new development. Additionally, where necessary we are providing grace periods for certain near-term payments due to YUM. The grace periods generally provide franchisees who face cash flow constraints an additional 60 days to pay certain of their period or monthly royalty payments. As of September 30, 2020, outstanding payments due to YUM under these grace periods were approximately $23 million with the vast majority of these amounts coming due in the current year.

Net New Unit Growth

In addition to the restaurants that have been, or continue to be, temporarily closed during 2020, the uncertainties associated with COVID-19 have contributed to fewer new restaurant openings and greater permanent restaurant closures during the first three quarters of 2020 versus both our recent history and expectations. Additionally, we have seen higher closures in the Pizza Hut system of certain asset types primarily due to business model pressures as discussed in the following paragraph. For the year to date ended September 30, 2020, our Concepts have collectively opened 1,399 new units while permanently closing 1,719 units.

While net new unit growth at each of KFC, Taco Bell and Habit Burger Grill has been lower than expected in 2020, each Concept to date has realized, and is expected to further realize in the fourth quarter of 2020, positive net new unit growth. Pizza Hut has experienced a net new unit decline of 860 restaurants in the first three quarters of 2020, largely due to 1,205 global closures, including 700 closures in the U.S., nearly 300 of which were stores operated by NPC International, Inc. ("NPC") as discussed under the Franchise Bad Debt Expense heading below. These closures, which were largely casual dining-based and license units, have hastened the transition of the Pizza Hut system to a more delivery-focused and modern estate, which we believe will optimize our ability to grow the Pizza Hut system going forward. However, these and continued closures within our Pizza Hut Division will present a headwind to the Division's net unit and operating profit growth in the quarter ended December 31, 2020 and into next year.

Taking this dynamic into account along with lingering COVID-19-related uncertainties on our global development across all of our brands, we currently estimate the number of overall YUM units at the end of 2020 to be approximately flat with the number of units at September 30, 2020 as fourth quarter net new unit growth at KFC, Taco Bell and Habit Burger Grill is expected to be offset by further net new unit declines at Pizza Hut.

The Habit Restaurants, Inc. Acquisition

On March 18, 2020 we acquired The Habit Restaurants, Inc. for total cash consideration of $408 million, net of cash acquired. We have reflected the ongoing results of Habit Burger Grill’s operations from March 18, 2020 through September 30, 2020 in our Financial Statements. These ongoing results had an insignificant impact on our consolidated results of operations. Additionally, we have included the system sales of Habit Burger Grill for the period from March 18, 2020 through September 30, 2020 in our consolidated system sales and reflected Habit Burger Grill’s same-store sales results for this same period in our consolidated same-store sales results, as applicable, for both the quarter and year to date ended September 30, 2020. Third quarter consolidated system sales growth would have been flat absent the inclusion of Habit Burger Grill while same-store sales results were not significantly impacted.

As a result of the impacts of COVID-19 on the results of Habit Burger Grill’s operations, as well as general market conditions, we recorded an after-tax impairment charge of $107 million in the first quarter of 2020 related to the goodwill arising from the preliminary purchase price allocation associated with the acquisition. As we continued to refine our preliminary purchase price allocation for Habit in the quarter ended September 30, 2020 the after-tax impairment charge was adjusted upward by $4 million. We have reflected this impairment as a Special Item, resulting in a Special Item EPS charge for the quarter and year to date ended September 30, 2020 of approximately $0.01 and $0.36, respectively. See Note 2.

Franchise Bad Debt Expense

During the quarter ended September 30, 2020 we recognized net bad debt recoveries of $21 million related to short-term accounts receivable due from our franchisees for royalties, rent and other services we provide, which were primarily reflected within Franchise and property expenses. These net bad debt recoveries of $21 million compared to $9 million of bad debt expense recognized in the quarter ended September 30, 2019 and represented an improvement to Operating Profit of $30 million quarter-over-quarter.

These net bad debt recoveries were primarily attributable to recoveries of past due amounts from certain KFC Division franchisees located outside the U.S. Reserves for these past due amounts were largely established in the first half of 2020. Additionally, within our Pizza Hut Division, we saw recoveries of receivables from NPC for which reserves were established in the quarter ended June 30, 2020 due to uncertainties surrounding collections in light of NPC's financial distress.

NPC, our largest Pizza Hut U.S. franchisee, filed voluntary petitions on July 1, 2020 to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. In connection with the bankruptcy filing, we consented to up to 300 mutually selected closures of underperforming units, primarily dine-in assets. These units were largely closed during the quarter ended September 30, 2020. Our current expectation is that the approximately 900 remaining NPC units, or about 14% of the Pizza Hut U.S. system, will be transferred to one or more other franchise partners.

For the year to date ended September 30, 2020 we have recorded bad debt expense of $21 million compared to $18 million of bad debt expense recognized in the year to date ended September 30, 2019. While we continue to pursue payments from any franchisee whose receivables we have currently reserved, the amount, if any, and timing of such payments is uncertain, particularly in light of the potential impacts on their financial condition from COVID-19.

Investment in Grubhub, Inc. (“Grubhub”)

In April of 2018 we purchased 2.8 million shares of Grubhub common stock for $200 million. In the quarter ended September 30, 2020 we sold our entire investment in Grubhub and received proceeds of $206 million. While we held our investment in Grubhub common stock we recognized changes in the fair value in our investment in our Consolidated Statements of Income. For the quarters ended September 30, 2020 and 2019, we recognized pre-tax investment income of $8 million and pre-tax investment expense of $60 million, respectively. For the years to date ended September 30, 2020 and 2019, we recognized pre-tax investment income of $69 million and pre-tax investment expense of $56 million, respectively. See Note 6 for further discussion of our investment in Grubhub.

KFC Division

The KFC Division has 24,602 units, 84% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of September 30, 2020.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2020	2019	Reported		Ex FX		2020	2019	Reported		Ex FX
System Sales	$6,909	$6,968	(1)		(1)		$18,484	$20,163	(8)		(7)
Same-Store Sales Growth (Decline) %	(4)	3	N/A		N/A		(11)	5	N/A		N/A

Company sales	$130	$135	(3)		(1)		$346	$395	(12)		(9)
Franchise and property revenues	340	344	(1)		(1)		906	999	(9)		(8)
Franchise contributions for advertising and other services	116	130	(11)		(10)		309	365	(15)		(13)
Total revenues	$586	$609	(4)		(3)		$1,561	$1,759	(11)		(9)

Restaurant profit	$21	$22	(2)		(2)		$39	$61	(36)		(35)
Restaurant margin %	16.3%	16.1%	0.2	ppts.	—	ppts.	11.2%	15.3%	(4.1)	ppts.	(4.4)	ppts.

G&A expenses	$81	$80	(1)		(2)		$224	$233	4		2
Franchise and property expenses	7	23	66		72		69	70	1		(1)
Franchise advertising and other services expense	111	126	12		11		301	358	16		14
Operating Profit	$278	$270	3		4		$655	$767	(15)		(13)

			% Increase (Decrease)
Unit Count	9/30/2020	9/30/2019
Franchise	24,302	23,103	5
Company-owned	300	332	(10)
Total	24,602	23,435	5

Company sales and Restaurant margin percentage

The quarterly decrease in Company sales, excluding the impacts of foreign currency translation, was driven by refranchising, partially offset by net new unit growth and company same-store sales growth of 3%.

The year to date decrease in Company sales, excluding the impacts of foreign currency translation, was driven by company same-store sales declines of 9% and refranchising, partially offset by net new unit growth.

The quarterly increase in Restaurant margin percentage was driven by same-store sales growth, partially offset by increased restaurant-level costs.

The year to date decrease in Restaurant margin percentage was driven by same-store sales declines as well as increased restaurant-level costs, including increased cost of labor, including one-time bonuses and other costs incurred as a result of COVID-19.

Franchise and property revenues

The quarterly and year to date decreases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales declines of 5% and 11% for the quarter and year to date, respectively, partially offset by net new unit growth.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher expenses related to our incentive compensation program and higher salaries, partially offset by lower travel related costs.

The year to date decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower travel related costs, partially offset by higher salaries and higher expenses related to our incentive compensation program.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by lower Franchise and property expenses due to recoveries for past due receivables and net new unit growth, partially offset by same-store sales declines and higher G&A.

The year to date decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales declines, higher Franchise and property expenses due to increased provisions for past due receivables, and the write-off of software no longer being used, partially offset by net new unit growth and lower G&A.

Pizza Hut Division

The Pizza Hut Division has 17,842 units, 63% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of September 30, 2020.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2020	2019	Reported		Ex FX		2020	2019	Reported		Ex FX

System Sales	$2,994	$3,092	(3)		(4)		$8,548	$9,321	(8)		(8)
Same-Store Sales Growth (Decline) %	(3)	Even	N/A		N/A		(8)	1	N/A		N/A

Company sales	$20	$13	54		48		$57	$35	62		62
Franchise and property revenues	134	143	(5)		(5)		393	431	(9)		(8)
Franchise contributions for advertising and other services	89	85	3		3		263	264	(1)		—
Total revenues	$243	$241	1		—		$713	$730	(2)		(2)

Restaurant profit	$2	$—	NM		NM		$2	$1	72		65
Restaurant margin %	8.2%	4.0%	4.2	ppts.	4.1	ppts.	3.4%	3.2%	0.2	ppts.	0.1	ppts.

G&A expenses	$51	$47	(7)		(7)		$141	$138	(2)		(3)
Franchise and property expenses	(2)	9	NM		NM		11	23	52		51
Franchise advertising and other services expense	85	86	—		1		256	258	1		1
Operating Profit	$89	$86	3		3		$252	$279	(10)		(9)

			% Increase (Decrease)
Unit Count	9/30/2020	9/30/2019
Franchise	17,745	18,455	(4)
Company-owned	97	77	26
Total	17,842	18,532	(4)

Company sales

The quarterly and year to date increases in Company sales, excluding the impacts of foreign currency translation, were driven by the acquisition of stores in the UK in the quarter ended September 30, 2019 and company same-store sales growth of 11% and 5%, respectively.

Franchise and property revenues

The quarterly and year to date decreases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales declines of 3% and 8%, respectively, and net new unit declines.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher expenses related to our incentive compensation program and higher headcount, partially offset by lower travel related costs.

The year to date increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and higher expenses related to our incentive and deferred compensation programs, partially offset by lower travel related costs.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by recoveries on past due receivables, partially offset by the write-off of software no longer being used, higher G&A, net new unit declines and same-store sales declines.

The year to date decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales declines, net new unit declines, higher G&A, and the write-off of software no longer being used, partially offset by recoveries on past due receivables.

Taco Bell Division

The Taco Bell Division has 7,400 units, the vast majority of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of September 30, 2020.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2020	2019	Reported		Ex FX		2020	2019	Reported		Ex FX

System Sales	$2,914	$2,772	5		5		$8,074	$8,005	1		1
Same-Store Sales Growth %	3	4	N/A		N/A		(2)	5	N/A		N/A

Company sales	$218	$216	1		1		$610	$626	(3)		(3)
Franchise and property revenues	165	158	4		4		460	460	Even		Even
Franchise contributions for advertising and other services	118	115	3		3		333	328	1		1
Total revenues	$501	$489	2		2		$1,403	$1,414	(1)		(1)

Restaurant profit	$60	$50	19		19		$152	$144	6		6
Restaurant margin %	27.8%	23.6%	4.2	ppts.	4.2	ppts.	25.0%	23.1%	1.9	ppts.	1.9	ppts.

G&A expenses	$33	$40	16		16		$108	$124	13		13
Franchise and property expenses	8	9	19		19		24	26	10		10
Franchise advertising and other services expense	117	113	(3)		(3)		330	325	(2)		(2)
Operating Profit	$186	$161	16		16		$484	$458	6		6

			% Increase (Decrease)
Unit Count	9/30/2020	9/30/2019
Franchise	6,925	6,717	3
Company-owned	475	474	—
Total	7,400	7,191	3

Company sales and Restaurant margin percentage

The quarterly increase in Company sales was driven by net new unit growth and same-store sales growth of 1% partially offset by refranchising.

The year to date decrease in Company sales was driven by refranchising and same-store sales declines of 3% partially offset by net new unit growth.

The quarterly increase in restaurant margin percentage was driven by the favorable impact of higher guest check, lower restaurant operating costs such as labor costs due to dining room closures as a result of COVID-19 and lower advertising costs, partially offset by transaction declines.

The year to date increase in restaurant margin percentage was driven by the favorable impact of higher guest check, lower restaurant operating costs such as labor and repairs and maintenance costs due to dining room closures as a result of COVID-19 and lower advertising costs, partially offset by transaction declines and a COVID-19 related bonus for restaurant employees.

Franchise and property revenues

The quarterly increase in Franchise and property revenues was driven by franchise same-store sales growth of 3% and net new unit growth.

Franchise and property revenues were flat for the year, as net new unit growth was offset by franchise same-store sales declines of 1%.

G&A

The quarterly decrease in G&A was driven by lower travel related costs and professional fees.

The year to date decrease in G&A was driven by lower travel related costs, decreased professional fees and lower expenses related to our deferred and incentive compensation programs.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth, lower G&A costs, lower restaurant operating costs and net new unit growth.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by lower G&A costs, net new unit growth and lower restaurant operating costs partially offset by same-store sales declines.

Habit Burger Grill Division

The Habit Burger Grill Division has 282 units, the vast majority of which are in the U.S.  The Company owned 92% of the Habit Burger Grill units in the U.S. as of September 30, 2020.  During the quarter ended September 30, 2020 we opened 5 gross new restaurants and reported a same-store sales decline of 3%. Total revenues and Operating loss were $118 million and $7 million, respectively, for the quarter ended September 30, 2020. Total revenues and Operating loss were $232 million and $15 million, respectively, for the period from March 18, 2020 through September 30, 2020.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2020	2019	% B/(W)		2020	2019	% B/(W)
Corporate and unallocated G&A	$(81)	$(41)	(99)		$(229)	$(122)	(87)
Unallocated Company restaurant expenses	1	—	NM		—	—	NM
Unallocated Franchise and property expenses	—	(2)	NM		(3)	(5)	47
Unallocated Refranchising gain (loss)	9	8	17		30	18	70
Unallocated Other income (expense)	(4)	(2)	NM		(153)	(11)	NM
Investment income (expense), net (See Note 9)	10	(59)	NM		67	(50)	NM
Other pension income (expense) (See Note 10)	(4)	(1)	NM		(9)	(4)	NM
Interest expense, net	(161)	(120)	(34)		(411)	(354)	(16)
Income tax provision (See Note 7)	(33)	(45)	26		(96)	(170)	44
Effective tax rate (See Note 7)	10.5%	15.1%	4.6	ppts.	14.4%	17.4%	3.0	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and unallocated G&A expense was driven by costs associated with a voluntary early retirement program offered to our U.S. based employees and a worldwide severance program (see previous discussion within the Non-GAAP Items section of this MD&A) and charitable contributions in the quarter ended September 30, 2020.

The year to date increase in Corporate and unallocated G&A expense was driven by charitable contributions including $50 million related to our “Unlocking Opportunity Initiative” (see previous discussion within the Non-GAAP Items section of this MD&A), costs associated with a voluntary early retirement program offered to our U.S. based employees and a worldwide severance program (see previous discussion within the Non-GAAP Items section of this MD&A) and higher professional fees associated with the acquisition of The Habit Burger Grill.

Unallocated Other income (expense)

Unallocated Other income (expense) for the quarter and year to date ended September 30, 2020 includes charges of $5 million and $144 million, respectively, related to the impairment of Habit Burger Grill goodwill (see Note 2). The year to date ended September 30, 2019 includes a settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses (see Note 5).

Interest expense, net

The quarterly and year to date increases in Interest expense, net were driven by increased outstanding borrowings, partially offset by a decrease in the rate on our floating rate debt.

Consolidated Cash Flows

Net cash provided by operating activities was $853 million in 2020 versus $883 million in 2019. The decrease was largely driven by a decrease in Operating profit before Special Items, the $50 million contribution related to our "Unlocking Opportunity Initiative" and higher income tax payments, partially offset by lower advertising spending.

Net cash used in investing activities was $269 million in 2020 versus $54 million in 2019. The increase was primarily driven by the acquisition of Habit Burger Grill and lower refranchising proceeds in the current year, partially offset by the sale of our investment in Grubhub, Inc. common stock and lower capital spending.

Net cash provided by financing activities was $24 million in 2020 versus net cash used in financing activities of $440 million in 2019. The change was primarily driven by lower share repurchases.

Consolidated Financial Condition

Our Condensed Consolidated Balance Sheet was impacted by the issuance of the 2025 Notes (see Note 11) and the acquisition of The Habit Restaurants, Inc. (See Note 2).

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

•During the first quarter of 2020, we suspended our share repurchase program, pursuant to which the Company's Board of Directors previously authorized repurchases of up to $2 billion of the Company's common stock through June 30, 2021 (the “Share Repurchase Program”). Commensurate with the performance of the business, health of our balance sheet and liquidity position, including our repayment of remaining borrowings under our Revolving Facility during the quarter ended September 30, 2020, and our confidence that we will grow back into our ~5.0x EBITDA consolidated net leverage target by second-quarter 2021, we resumed share repurchases in the fourth quarter of 2020.

•On March 24, 2020, Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC (collectively, the “Borrowers”), each a wholly-owned subsidiary of YUM! Brands, Inc., borrowed $525 million under our existing Revolving Facility. This borrowing, together with $425 million borrowed under the Revolving Facility on March 18, 2020 to fund amounts associated with the acquisition of The Habit Restaurants, Inc., resulted in an aggregate of $950 million outstanding under the Revolving Facility as of March 31, 2020. In the second and third quarters of 2020 we made repayments of $375 million and $575 million, respectively, and as of September 30, 2020 our Revolving Facility is undrawn. The current interest rate for borrowings under the Revolving Facility is LIBOR plus 1.50%.

•On April 1, 2020, YUM! Brands, Inc. issued $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025. See Note 11 for more detail.

•On September 25, 2020, YUM! Brands, Inc. issued $1,050 million aggregate principal amount of 3.625% YUM Senior Unsecured Notes due March 15, 2031. The net proceeds from the issuance, together with cash on hand, were used to repay $1,050 million aggregate principal amount of Subsidiary Senior Unsecured Notes due in 2024. See Note 11 for more detail.

Debt Instruments

As of September 30, 2020, approximately 93%, including the impact of interest rate swaps, of our $11.1 billion of total debt outstanding, excluding finance leases, is fixed with an effective overall interest rate of approximately 4.7%. We are currently managing towards a capital structure which reflects consolidated leverage, net of available cash, in-line with our target of ~5.0x EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of September 30, 2020.

	2020	2021	2022	2023	2024	2025	2026	2027	2028	2030	2031	2037	2043	Total
Securitization Notes	$7	$29	$29	$1,281	$16	$16	$921	$6	$571					$2,876
Credit Agreement	14	76	395	20	20	1,836								2,361
Subsidiary Senior Unsecured Notes							1,050	750						1,800
YUM Senior Unsecured Notes	350	350		325		600				$800	$1,050	$325	$275	4,075
Total	$371	$455	$424	$1,626	$36	$2,452	$1,971	$756	$571	$800	$1,050	$325	$275	$11,112

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

Credit Agreement includes senior secured credit facilities consisting of a $441 million Term Loan A facility (the “Term Loan A Facility"), a $1.9 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.0 billion revolving facility (the “Revolving Facility”) issued by the Borrowers. Our Revolving Facility was undrawn as of September 30, 2020.  The interest rates applicable to the Credit Agreement range from 1.25% to 1.75% plus LIBOR or from 0.25% to 0.75% plus the Base Rate, at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement).  Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

Subsidiary Senior Unsecured Notes include $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due 2026 and $750 million aggregate principal amount of 4.75% Subsidiary Senior Unsecured Notes due 2027. Our Subsidiary Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of the indebtedness of certain subsidiaries with a principal amount in excess of $100 million or the failure to pay principal of such indebtedness will constitute an event of default under the Subsidiary Senior Unsecured Notes.

YUM Senior Unsecured Notes include eight series of senior unsecured notes issued by Yum! Brands, Inc. totaling $4.1 billion with fixed interest rates ranging from 3.625% to 7.75%.  Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness or the failure to pay principal of such indebtedness above certain thresholds will constitute an event of default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates, including the impact on our interest rate swaps. As of September 30, 2020, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges. We do not anticipate the impact of adopting this standard will be material to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2020 to the disclosures made in Item 7A of the Company’s 2019 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2020.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and subsidiaries (YUM) as of September 30, 2020, the related condensed consolidated statements of income, comprehensive income and shareholders’ deficit for the quarter and year-to-date periods ended September 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the year-to-date periods ended September 30, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 5, 2020

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Information about our most significant risk factors is disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change to this information, except for the updated discussion related to the novel coronavirus, COVID-19, included below.

The novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.

In late 2019, COVID-19 was first detected and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Throughout 2020, COVID-19 has spread throughout the U.S. and the rest of the world and governmental authorities have implemented measures to reduce the spread of COVID-19. These measures include restrictions on travel outside the home or other limitations on business and other activities, as well as encouraging social distancing. Moreover, COVID-19 cases have recently been increasing in the U.S. and various other regions of the world in which we have operations, which has resulted in some governmental authorities, including some in Western Europe, re-imposing restrictions on business and other activities that were previously lifted or reduced. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced and limited store-level operations, including reduced operating hours and full or partial dining-room closures.

We are unable to fully predict the impact that COVID-19 will have on our and our franchisees' operations going forward due to various uncertainties, including the severity and duration of the outbreak, the timing and availability of effective medical treatments and vaccines, the extent to which COVID-19 may cause customers to continue to be reluctant to return to in- restaurant dining or otherwise change their consumption patterns, additional actions that may be taken by governmental authorities, and the length and severity of ongoing negative economic conditions in the U.S. and globally arising from the pandemic. However, developments related to COVID-19 have had and are expected to continue to have an adverse effect on our business and results of operations. These potential impacts include the ongoing loss of revenues due to continued or increased dining room closures and other restrictions on our business and operations, continued delays in reopening or permanent closures of the approximately 1,000 restaurants that were closed as of October 29, 2020 due to COVID-19, or additional temporary or permanent closures that may arise in the future. Additionally, we and our franchisees have made operational changes intended to safeguard employees and customers in response to COVID-19, including increased cleaning and sanitization, installation of counter screens and purchasing personal protective equipment, which have increased and may continue to increase restaurant operating costs and impact restaurant-level margins. Our and our franchisees' restaurants may experience interruptions of food and other supplies as well as labor shortages as a result of COVID-19, thereby disrupting our and our franchisee's operations and impacting same-store sales negatively.

Our success is heavily reliant on our Concepts' franchisees, and the COVID-19 pandemic has caused and may continue to cause financial distress for certain franchisees, particularly those located in areas most significantly impacted by the pandemic. As a result of this distress, our franchisees may not be able to meet their financial obligations to us as they come due, including the payment of royalties, rent, or other amounts due to the Company. This has led to, and may continue to lead to, write-offs of amounts we have currently due from our franchisees beyond amounts we have reserved, as well as decreased future collections from franchisees. Additionally, in certain instances, we have offered grace periods to our franchisees who are in good standing with the Company and need greater access to capital for certain near-term payments due to us. Such grace periods have negatively impacted, and may continue to negatively impact, the Company's cash flows in the near-term and there is no guarantee that our franchisees will ultimately pay amounts due. Additionally, our franchisees may not be able to make payments to landlords, distributors and key suppliers, as well as payments to service any debt they may have outstanding. Franchisee financial distress has also led to, and may continue to lead to, permanent store closures and delayed or reduced new franchisee development, which may further harm our results and liquidity. Further, in some cases, we are contingently liable for franchisee lease obligations, and a failure by a franchisee to perform its obligations under such lease could result in direct payment obligations for YUM.

Moreover, if conditions related to the pandemic result in significant disruptions to capital and financial markets, or negatively impact our credit ratings, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity could be adversely impacted. Finally, if negative economic conditions arising from the pandemic persist and continue to adversely affect our business, this could give rise to an impairment in the value of our tangible or intangible assets, in addition to the goodwill impairment charge we incurred with respect to our Habit Burger Grill reporting unit in the first quarter of 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2020 we did not repurchase shares of Common Stock. During the first quarter of 2020 as a result of the ongoing uncertainty regarding the evolving COVID-19 pandemic, the Company suspended its previously announced Share Repurchase Program, pursuant to which the Company's Board of Directors authorized repurchases of up to $2 billion of the Company's Common Stock through June 30, 2021. We ended this suspension in July of 2020 and resumed share repurchases beginning in the fourth quarter of 2020.

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

4.1
Indenture, dated as of September 25, 2020, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on September 25, 2020).

4.2
First Supplemental Indenture, dated as of September 25, 2020, by and between the Company and U.S. Bank National Association, as trustee, relating to the Company's 3.625% Senior Notes due March 15, 2031 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on September 25, 2020).

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

YUM! BRANDS, INC.
(Registrant)

Date:	November 5, 2020	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)