Form 10-K
period 2020-12-31
YUM BRANDS INC
filed 2021-02-22
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the fiscal year ended	December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2020, computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $26.2 billion.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.  The number of shares outstanding of the registrant’s Common Stock as of February 12, 2021, was 300,055,312 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 11, 2021, are incorporated by reference into Part III.

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those forward-looking statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions, projections and/or forward-looking statements include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. The forward-looking statements included in this Form 10-K are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

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

Overview of Business

YUM has over 50,000 restaurants in more than 150 countries and territories primarily operating under the four concepts of KFC, Pizza Hut, Taco Bell and The Habit Burger Grill (the “Concepts”).  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2020, 98% of our units are operated by independent franchisees or licensees under the terms of franchise or license agreements.  The terms franchise or franchisee within this Form 10-K are meant to describe third parties that operate units under either franchise or license agreements.

The following is a summary of our Concepts’ operations and a brief description of each Concept as of and for the year ended December 31, 2020:

	Number of Units	% of Units International	Number of Countries and Territories	% Franchised	System Sales(a)(b) (in Millions)
KFC Division	25,000	84%	146	99%	$26,289
Pizza Hut Division	17,639	63%	110	99%	11,955
Taco Bell Division	7,427	8%	31	94%	11,745
Habit Burger Grill Division	287	3%	3	12%	370
YUM	50,353	65%	155	98%	$50,359

(a)    Constitutes sales of all restaurants, both Company-owned and franchised. See further discussion of this performance metric within Part II, Item 7 of this Form 10-K.

(b)    System sales of Habit Burger Grill are for the period from March 18, 2020 through December 31, 2020.

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

Habit Burger Grill

The first Habit Burger Grill restaurant opened in 1969 in Santa Barbara, California. The Habit Burger Grill restaurant concept is built around a distinctive and diverse menu that includes chargrilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients.

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

Our global citizenship and sustainability strategy, called the Recipe for Good, reflects our priorities for socially responsible growth, risk management and sustainable stewardship of our people, food and planet.

Information about Operating Segments

As of December 31, 2020, YUM consists of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

Franchise Agreements

The franchise programs of the Company are designed to promote consistency and quality, and the Company is selective in granting franchises. The Company is focused on partnering with franchisees who have the commitment, capability and capitalization to grow our Concepts. Franchisees can range in size from individuals owning just one restaurant to large publicly-traded companies.  The Company has franchise relationships that are particularly important to our business, such as our relationship with Yum China, our strategic alliance with Telepizza Group S.A., who is the master franchisee of Pizza Hut in Latin America (excluding Brazil) and portions of Europe and our relationship with certain large franchisees, such as Flynn Restaurant Group, an existing YUM franchisee, which recently announced its intention to acquire approximately 950 Pizza Hut U.S. restaurants which would make it the largest operator of Pizza Hut restaurants in the U.S.

The Company has successfully increased franchise restaurant ownership in recent years, and utilizes both store-level franchise and master franchise programs to grow our businesses.  Of our over 49,000 franchised units at December 31, 2020, approximately 30% operate under our master franchise programs, including over 9,500 units in mainland China. The remainder of our franchise units operate under store-level franchise agreements. Under both types of franchise programs, franchisees supply capital by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business.  In certain historical refranchising transactions the Company may have retained ownership of land and building and continues to lease them to the franchisee.  Store-level franchise agreements  typically require  payment to the Company of certain upfront fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise agreement and fees paid in the event the franchise agreement is transferred to another franchisee.

Franchisees also pay monthly continuing fees based on a percentage of their restaurants’ sales (typically between 4% to 6%) and are required to spend a certain amount to advertise and promote the brand.  Under master franchise arrangements, the Company enters into agreements that allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories.  Master franchisees are typically responsible for overseeing development within their territories and performing certain other administrative duties with regard to the oversight of sub-franchisees. In exchange, master franchisees retain a certain percentage of fees payable by the sub-franchisees under their franchise agreements and typically pay lower fees for the restaurants they operate. Our largest master franchisee, Yum China, pays the Company a continuing fee of 3% on system sales of our Concepts in mainland China. The use by Yum China of certain of our material trademarks and service marks is governed by a master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of Yum China, and YUM, through YRI China Franchising LLC, a subsidiary of YUM, effective from January 1, 2020, and previously through Yum! Restaurants Asia Pte. Ltd., another subsidiary of YUM, from October 31, 2016 to December 31, 2019.

The Company seeks to maintain strong and open relationships with our franchisees and their representatives.  To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on key aspects of the business, including products, equipment, operational improvements and standards.

Restaurant Operations

Through its Concepts, YUM develops, operates and franchises a worldwide system of both traditional and non-traditional Quick Service Restaurants (“QSR”).  Traditional units can feature dine-in, carryout, drive-thru and delivery services.  Non-traditional units include express units and kiosks that have a more limited menu, usually generate lower sales volumes and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

Most restaurants in each Concept offer consumers the ability to dine in, carryout food and/or have the Concepts' food delivered either through store-level or third-party delivery services. In addition, Taco Bell and KFC offer a drive-thru option in many stores.  Pizza Hut and Habit Burger Grill offer a drive-thru option on a much more limited basis.

Our restaurant operations and results were significantly impacted by a novel strain of coronavirus, COVID-19, in the year ended December 31, 2020. This included having a significant number of our open restaurants subject to dining room closures and other limitations on access. In response, we accelerated our deployment of digital and technology initiatives to enhance the customer experience and our off-premise capabilities. This included increasing our focus on driving digital sales where customers utilize ordering interaction that is primarily facilitated by automated technology. In 2020, our system restaurants generated digital sales of $17 billion, which represented an approximate 45% increase over 2019. Additionally, the number of restaurants that now offer delivery increased to over 35,000 restaurants, which represents over 70% of our global system.

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

Supply and Distribution

The Company and franchisees of the Concepts are substantial purchasers of a number of food and paper products, equipment and other restaurant supplies. The principal items purchased include chicken, cheese, beef and pork products, paper and packaging materials. Prices paid for these supplies fluctuate.  When prices increase, the Concepts may attempt to pass on such increases to their customers, although there is no assurance that this can be done in practice. The Company does not typically experience significant continuous shortages of supplies, and alternative sources for most of these supplies are generally available.

In the U.S., the Company, along with the representatives of the Company’s KFC, Pizza Hut and Taco Bell franchisee groups, are members of Restaurant Supply Chain Solutions, LLC (“RSCS"), a third party which is responsible for purchasing certain restaurant products and equipment.  Additionally, The Habit Burger Grill entered into a purchasing agreement with RSCS effective July 31, 2020. The core mission of RSCS is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment.  This arrangement combines the purchasing power of the Company-owned and franchisee restaurants, which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function.  The Company also believes that RSCS fosters closer alignment of interests and a stronger relationship with our franchisee community.

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third-party distribution companies.  In the U.S., McLane Foodservice, Inc. is the exclusive distributor for the majority of items used in Company-owned restaurants and for a substantial number of franchisee restaurants.  Outside the U.S., we and our Concepts’ franchisees primarily use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors.  Our international franchisees generally select and manage their own third-party suppliers and distributors, subject to our internal standards. All suppliers and distributors are expected to provide products and/or services that comply with all applicable laws, rules and regulations in the state and/or country in which they operate as well as comply with our internal standards.

Advertising and Promotional Programs

Company-owned and franchise restaurants are required to spend a percentage of their respective restaurants’ sales on advertising programs with the goal of increasing sales and enhancing the reputation of the Concepts. Advertising may be conducted nationally, regionally and locally. When multiple franchisees operate in the same country or region, the national and regional advertising spending is typically conducted by a cooperative to which the franchisees and Company-owned restaurants, if any, contribute funds as a percentage of restaurants’ sales. The contributions are primarily used to pay for expenses relating to purchasing media for advertising, market research, commercial production, talent payments and other support functions for the respective Concepts. We have the right to control the advertising activities of certain advertising cooperatives, typically in markets where we have Company-owned restaurants, through our majority voting rights.

Trademarks and Patents

The Company and its Concepts own numerous registered trademarks and service marks.  The Company believes that many of these marks, including our Kentucky Fried Chicken®, KFC®, Pizza Hut®, Taco Bell® and The Habit® marks, have significant value and material importance to our business.  The Company’s policy is to pursue registration of important marks whenever feasible and to oppose vigorously any infringement of our marks.

The use of certain of these marks by franchisees has been authorized in our franchise agreements.  Under current law and with proper use, the Company’s rights in our marks can generally last indefinitely.  The Company also has certain patents on restaurant equipment which, while valuable, are not currently considered material to our business.

Working Capital

Information about the Company’s working capital is included in MD&A in Part II, Item 7 and the Consolidated Statements of Cash Flows in Part II, Item 8.

Seasonal Operations

The Company does not consider its operations to be seasonal to any material degree.

Competition

The retail food industry, in which our Concepts compete, is made up of supermarkets, supercenters, warehouse stores, convenience stores, coffee shops, snack bars, delicatessens and restaurants (including those in the QSR segment), and is intensely competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives, customer service reputation, restaurant location and attractiveness and maintenance of properties. Competition has also increased from and been enabled by delivery aggregators and other food delivery services in recent years, particularly in urbanized areas, which trend has accelerated following the onset of the COVID-19 pandemic. Our Concepts also face competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. The retail food industry is often affected by: changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number and location of competing food retailers and products; and disposable purchasing power.  Within the retail food industry, each of our Concepts competes with international, national and regional chains as well as locally-owned establishments, not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.  Given the various types and vast number of competitors, our Concepts do not constitute a significant portion of the retail food industry in terms of number of system units or system sales, either on a worldwide or individual country basis.

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations.  During 2020, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Government Regulation

U.S. Operations.  The Company and its U.S. operations, as well as our franchisees, are subject to various federal, state and local laws affecting our business, including laws and regulations concerning information security, privacy, labor and employment, health, marketing, food labeling, competition, public accommodation, sanitation and safety.  Each of our and our Concepts’ franchisees’ restaurants in the U.S. must comply with licensing requirements and regulations promulgated by a number of governmental authorities, which include health, sanitation, safety, fire and zoning agencies in the state and/or municipality in which the restaurant is located.  In addition, each Concept must comply with various state and federal laws that regulate the franchisor/franchisee relationship.  To date, the Company has not been materially adversely affected by such licensing requirements and regulations or by any difficulty, delay or failure to obtain required licenses or approvals.

International Operations.  Our and our Concepts’ franchisees’ restaurants outside the U.S. are subject to national and local laws and regulations which have similarities to those affecting U.S. restaurants but may differ among jurisdictions.  The restaurants outside the U.S. are also subject to tariffs and regulations on imported commodities and equipment, laws regulating foreign investment and anti-bribery and anti-corruption laws.

See Item 1A “Risk Factors” of this Form 10-K for a discussion of risks relating to federal, state, local and international regulation of our business.

Human Capital Management

Overview

As of December 31, 2020, the Company and its subsidiaries employed approximately 38,000 persons, including approximately 23,000 employees in the U.S. and approximately 15,000 employees outside the U.S. Approximately 90% and 85% of our U.S. and international employees, respectively, work in restaurants while the remainder work in our restaurant-support centers. In the U.S., approximately 85% of our Company-owned restaurant employees are part-time and at least 45% have been employed by the Company for less than a year. Some of our International employees are subject to labor council relationships whose terms vary due to the diverse countries in which the Company operates.

In addition to the persons employed by the Company and its subsidiaries, our approximately 2,000 franchisees around the world are estimated to employ over 1 million people working in and supporting the approximately 49,000 restaurants they operate. Each year YUM and our franchisees around the world create thousands of restaurant jobs, which are part-time, entry-level opportunities to grow careers at our KFC, Pizza Hut, Taco Bell and The Habit Burger Grill brands. As evidence of the opportunities these positions create, approximately 80% of our Company-owned Restaurant General Managers (“RGMs”) located in the U.S. have been promoted from other positions in our restaurants and such RGMs often earn competitive pay greater than the average American household income.

Human capital management considerations are integral to our Recipe for Growth and Good strategy, the drivers of which include leveraging our culture and people capability to fuel brand performance and franchise success, as well as recruiting and equipping the best restaurant operators in the world to deliver great customer experiences. Our investment in people includes creating a culture of engagement that attracts, retains and grows the best people and creates high performance in our restaurants. We are also highly focused on building an inclusive culture among our employees, franchisees, suppliers and partners to reflect the diversity of our customers and communities. Our commitments and progress towards executing this strategy are reflected below.

Culture & Talent

We believe that our culture and talent provide us with a competitive advantage with respect to the performance of our business. Our areas of focus in this regard include the following:

•Measuring YUM employee engagement regularly. For example, every other year we conduct a global employee engagement survey of all employees working in our restaurant support centers. The most recent survey conducted was in 2019 and reflected an engagement level among our employees significantly exceeding the average engagement levels of benchmarked companies.

•Providing YUM employees with training and development that builds world-class leaders and drives business results. We promote these efforts through initiatives such as our leadership development program (Heartstyles), our unconscious bias program (Inclusive Leadership) and training programs with respect to our compliance polices, including our Code of Conduct. We also intend to make available the Heartstyles program to our franchisees so that their employees may benefit as well.

•Enabling a culture that fuels results and cross-brand collaboration on operational execution, people capability and customer experience initiatives across our system.

•Assessing progress towards lowering turnover and increasing retention rates, particularly at the restaurant-employee level.

Equity, Inclusion & Belonging

In connection with our focus on equity, inclusion and belonging, our areas of focus include the following:

•Continually building upon ongoing inclusion efforts to help ensure our workplaces are environments where all people can be successful.

•Significantly increasing the number of women in our senior leadership globally, with a goal of achieving gender parity by 2030. In 2019, approximately 40% of our global leadership roles were held by women and approximately half of our global above-restaurant workforce were women.

•Increasing representation of Black and Latinx U.S. associates among our executive and management ranks, franchisees and suppliers over the next 10 years to match the combined demographics of those groups within the U.S. We intend to further this goal through an increased focus on coaching capability, sponsorship programs and customized individual development plans. Moreover, we have joined We Are All Human's Hispanic Promise, a national pledge to hire, promote, retain and celebrate Hispanics in the workplace. We also plan to enhance our relationship with the Consortium for Graduate Studies in Management, which brings outstanding underrepresented talent of color and companies like YUM together to fill critical organizational roles.

•Continuing to roll out Inclusive Leadership training and anti-racism training across our system. We intend to expand our Inclusive Leadership training to employees and franchisees around the world and have started development of an online module of this training program to help provide even greater access.

COVID-19 Response

In connection with navigating the COVID-19 pandemic, we have been heavily focused on the health and safety of the employees, customers and franchisees of our Concepts. Our response efforts during the pandemic have included the following:

•Supporting impacted employees through establishment of a global medical relief fund through Yum! Brands Foundation, Inc. for Company-owned and franchise restaurant team members diagnosed with COVID-19 or acting as the primary caregiver for someone diagnosed with COVID-19.

•Assisting franchisees through a global franchise health and COVID-19 support team for business continuity and providing assistance to franchisees who were in good standing and needed more access to capital, primarily through deferrals of capital obligations for remodels and new development. Additionally, where necessary, we provided grace periods for near-term payments due to YUM.

•Keeping restaurants open safely through increased use of low contact options such as delivery, drive-thru and curbside pickup, providing for contactless delivery, increased cleaning and sanitization and providing for personal protective equipment, temperature checks and counter shields.

Available Information

The Company makes available, through the Investor Relations section of its internet website at https://www.yum.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”) at https://www.sec.gov.

Our Corporate Governance Principles and our Code of Conduct are also located within the Investor Relations section of the Company's website.  The references to the Company’s website address in this Form 10-K do not constitute incorporation by reference of the information contained on the website and should not be considered part of this Form 10-K.  These documents, as well as our SEC filings, are available in print free of charge to any shareholder who requests a copy from our Investor Relations Department.

Item 1A.	Risk Factors.

You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Any of the following risk factors, either by itself or together with other risk factors, could materially adversely affect our business, results of operations, cash flows and/or financial condition.

Risks Related to COVID-19, Health Epidemics and Food Safety

The novel coronavirus (COVID-19) global pandemic has had, and is expected to continue to have, an adverse effect on our business and results of operations.

In late 2019, COVID-19 was first detected and in March 2020, the World Health Organization declared COVID-19 a global pandemic. During 2020, COVID-19 spread throughout the U.S. and the rest of the world, and governmental authorities implemented measures to reduce the spread of COVID-19. These measures include restrictions on travel outside the home or other limitations on business and other activities, as well as encouraging social distancing. Moreover, COVID-19 cases increased in late 2020 and early 2021 in the U.S. and various other regions of the world in which we have operations, which resulted in some governmental authorities re-imposing restrictions on business and other activities that were previously lifted or reduced.

Developments related to COVID-19 have had and are expected to continue to have an adverse effect on our business and results of operations. The impacts of COVID-19 have included the ongoing loss of revenues due to reduced and limited store-level operations, continued or increased full or partial dining room closures, other restrictions on our business and operations, continued delays in reopening, and an increase in the number of permanent restaurant closures during the year ended December 31, 2020. The impact on our sales in each of our markets has been dependent on, among other factors, the timing, severity and duration of the outbreak, measures implemented by government authorities to reduce the spread of COVID-19, and our reliance on dine-in sales in the market. Additionally, we and our franchisees have made operational changes intended to safeguard employees and customers in response to COVID-19, including increased cleaning and sanitization, installation of counter screens and purchasing personal protective equipment, which have increased and may continue to increase restaurant operating costs and impact restaurant-level margins and return on invested capital. Our and our franchisees restaurants may experience interruptions of food and other supplies as well as labor shortages as a result of COVID-19, thereby disrupting our and our franchisees operations and impacting same-store sales negatively.

Our success is heavily reliant on our Concepts’ franchisees, and the COVID-19 pandemic has caused and may continue to cause financial distress for certain franchisees, particularly those located in areas most significantly impacted by the COVID-19 pandemic. As a result of this distress, our franchisees may not be able to meet their financial obligations to us as they come due, including the payment of royalties, rent, or other amounts due to the Company. This has led to, and may continue to lead to, write-offs of amounts we have currently due from our franchisees beyond amounts we have reserved, as well as decreased future collections from franchisees. In certain instances we offered grace periods to our franchisees, who were in good standing with the Company and needed greater access to capital, for certain near-term payments due to us. Offering grace periods negatively impacts the Company’s cash flows in the short-term, and if grace periods are necessitated in the future there is no guarantee that our franchisees will ultimately pay amounts due. Additionally, our franchisees may not be able to make payments to landlords, distributors and key suppliers, as well as payments to service any debt they may have outstanding. Franchisee financial distress has also led to, and may continue to lead to, permanent store closures and delayed or reduced new franchisee development, which may further harm our results and liquidity. Further, in some cases, we are contingently liable for franchisee lease obligations, and a failure by a franchisee to perform its obligations under such lease could result in direct payment obligations for YUM.

We are unable to fully predict the impact that COVID-19 will have on our and our franchisees’ operations going forward due to various uncertainties, including the severity and duration of the outbreak, the timing and availability of effective medical treatments and vaccines, the timing and effectiveness of the ongoing rollout of vaccines, the extent to which COVID-19 may cause customers to continue to be reluctant to return to in-restaurant dining or otherwise change their consumption patterns (including after the COVID-19 pandemic has ended), additional actions that may be taken by governmental authorities, and the length and severity of ongoing negative economic conditions in the U.S. and globally arising from the COVID-19 pandemic. Moreover, if conditions related to the COVID-19 pandemic result in significant disruptions to capital and financial markets, or negatively impact our credit ratings, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity and capital structure could be adversely impacted. Finally, the negative economic conditions arising from the COVID-19 pandemic have resulted in the impairment of the value of certain of our restaurant assets as well as the goodwill impairment charge we incurred with respect to our Habit Burger Grill reporting unit in the first quarter of 2020. If such conditions persist and continue to adversely affect our business, this could give rise to impairment in the value of other tangible or intangible assets. Conversely, for our restaurants that prominently feature drive-thru, carryout and delivery options, COVID-19 has in many cases contributed to an increase in sales during 2020. If the impact of COVID-19 recedes, in-person dining restrictions are lifted or lessened and the restaurant industry in general returns to more normal operations, the benefits to sales experienced by certain of our restaurants, including our Pizza Hut delivery restaurants, could wane and our results could be negatively impacted.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food-borne illnesses, such as E. coli, Listeria, Salmonella and Trichinosis, occur or may occur within our system from time to time. In addition, food safety issues such as food tampering, contamination and adulteration occur or may occur within our system from time to time. Furthermore, due to the COVID-19 pandemic, there are now stricter health regulations and guidelines and increased public concern over food safety standards and controls. Any report or publicity linking us or one of our Concepts’ restaurants, including restaurants operated by us or our Concepts’ franchisees, or linking our competitors or the retail food industry generally, to instances of food-borne illness or food safety issues could adversely affect our Concepts’ brands and reputations as well as our revenues and profits, and possibly lead to product liability claims, litigation, governmental investigations or actions, and damages. If a customer of one of our Concepts’ restaurants becomes ill from food borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of competitors, or our suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect either our or our Concepts’ franchisees’ revenues and profits. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Health concerns arising from the outbreak of a health epidemic or pandemic may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic (in addition to the current COVID-19 pandemic, as discussed above), including arising from various strains of avian flu or swine flu, such as H1N1, particularly if located in regions from which we derive a significant amount of revenue or profit. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of restaurants, which could severely disrupt our or our franchisees’ operations and have a material adverse effect on our business, financial condition and results of operations.

In addition, our operations could be disrupted if any of our employees or employees of our business partners were suspected of having the avian flu or swine flu, or other illnesses such as hepatitis A or norovirus, since this could require us or our business partners to quarantine some or all of such employees or disinfect our restaurant facilities. Outbreaks of avian flu occur from time to time around the world, and such outbreaks have resulted in confirmed human cases. It is possible that outbreaks could reach pandemic levels. Public concern over avian flu generally may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. Because poultry is a menu offering for our Concepts, this would likely result in lower revenues and profits for us and our Concepts’ franchisees. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact profit margins and revenues for us and our Concepts’ franchisees.

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

Risks Related to our Business Strategy and reliance upon Franchisees

Our operating results and growth strategies are closely and increasingly tied to the success of our Concepts’ franchisees.

The vast majority (98%) of our restaurants are operated by our Concepts’ franchisees, and our percentage of franchise-owned restaurants has increased in recent years. Our refranchising efforts have increased our dependence on the financial success and cooperation of our Concepts’ franchisees. In addition, our long-term growth depends on maintaining the pace of our net system unit growth rate. Nearly all of this unit growth is expected to result from new unit openings by our Concepts’ franchisees. We also rely on master franchisees, who have rights to license to sub-franchisees the right to develop and operate restaurants, to achieve our expectations for new unit development. If our Concepts’ franchisees and master franchisees do not meet our expectations for new unit development, we may not achieve our desired growth.

We have limited control over how our Concepts’ franchisees’ businesses are run, and their inability to operate successfully could adversely affect our operating results through decreased fees paid to us for royalties, advertising funds contributions, and other discrete services we may provide to our Concept’s franchisees (e.g. management of e-commerce platforms). If our Concepts’ franchisees fail to adequately capitalize their businesses or incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy, or the inability to meet development targets or obligations. If a significant franchisee of one of our Concepts becomes, or a significant number of our Concepts’ franchisees in the aggregate become, financially distressed, our operating results could be impacted through reduced or delayed fee payments that cause us to record bad debt expense, reduced advertising fund contributions, and reduced new unit development. For example, NPC International, Inc. (“NPC”), which had been our largest Pizza Hut U.S. franchisee, filed voluntary petitions in July 2020 to restructure under Chapter 11 of the U.S. Bankruptcy Code. In connection with this bankruptcy filing, we consented to the closure of up to 300 mutually selected underperforming units, primarily dine-in locations. Furthermore, the COVID-19 pandemic has caused and may continue to cause financial distress for some portion of our Concepts’ franchisees. In addition, we are secondarily liable on certain of our Concepts’ franchisees’ restaurant lease agreements, including lease agreements that we have guaranteed or assigned to franchisees in connection with the refranchising of certain Company-owned restaurants. Our operating results could be impacted by any increased rent obligations for such leased properties to the extent our Concepts’ franchisees default on such lease agreements. In addition, the failure of our Concepts’ franchisees to attract and retain quality personnel or adequately engage in succession planning may adversely affect their restaurant operations and the development of new restaurants, which in turn could hurt our business.

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

Our reliance on master franchise arrangements can decrease our level of control over our Concepts’ restaurants and increase certain risks arising from franchise operations. For example, we rely on our master franchisees to monitor and enforce sub-franchisee compliance with our operating standards, and a failure to comply with such standards could adversely affect our business.

The financial performance of certain of our Concepts’ franchisees has an outsized impact on our operating results.

We have franchise relationships that are particularly important to our business, such as our relationship with Yum China. In connection with the spin-off of our China business in 2016 into an independent publicly-traded company (the “Separation” or “Yum China spin-off”), we entered into a Master License Agreement pursuant to which Yum China is the exclusive licensee of the KFC, Pizza Hut and Taco Bell Concepts and their related marks and other intellectual property rights for restaurant services in mainland China. Following the Separation, Yum China became, and continues to be, our largest franchisee. Our financial results are significantly affected by Yum China’s results as we are entitled to receive a 3% sales-based royalty on all Yum China system sales related to our Concepts.

In addition to Yum China, we have other significant relationships on which our success is dependent, including our strategic alliance with Telepizza Group S.A., which is the master franchisee of Pizza Hut in Latin America (excluding Brazil) and portions of Europe, and our relationship with certain large franchisees, such as Flynn Restaurant Group, an existing YUM franchisee which recently announced its intention to acquire approximately 950 Pizza Hut U.S. restaurants which would make it the largest operator of Pizza Hut restaurants in the U.S. Any failure to realize the expected benefits of such franchise relationships may adversely impact our business and operating results.

We may not achieve our target development goals, including as the result of the COVID-19 pandemic, and new restaurants may not be profitable.

Our growth strategy depends on our and our Concepts’ franchisees’ ability to increase the number of restaurants around the world. However, we had fewer net restaurant openings and greater permanent restaurant closures during 2020 compared to our recent history and expectations as the result of the COVID-19 pandemic. Additionally, we experienced higher closures in the Pizza Hut system during 2020 as a result of our previously announced efforts to accelerate the transformation of the Pizza Hut restaurant estate to a more modern and delivery-based business and other business model pressures impacting certain Pizza Hut restaurants. The successful development of new units depends in large part on the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants profitably. Effectively managing growth can be challenging, particularly as we expand into new markets internationally, and we cannot guarantee that we, or our Concepts’ franchisees, including Yum China, will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, there is no assurance that any new restaurant will produce operating results similar to those of our existing restaurants. Other risks that could impact our ability to increase the number of our restaurants include prevailing economic conditions and trade or economic policies or sanctions, our ability to attract new franchisees, construction and development costs of new restaurants, and our, or our Concepts’ franchisees’, ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire and train qualified management teams and restaurant crews, and meet construction schedules.

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

From time to time we evaluate and may complete mergers, acquisitions, divestitures, joint ventures, strategic partnerships, minority investments (which may include minority investments in third parties, such as franchisees or master franchisees) and other strategic transactions, including our acquisition of The Habit Restaurants, Inc. completed in March 2020, our strategic alliance with Telepizza Group S.A. effectuated in December 2018, and our acquisition of QuikOrder, LLC completed in December 2018.

Past and potential future strategic transactions may involve various inherent risks, including, without limitation:

•expenses, delays or difficulties in integrating acquired companies, joint venture operations, strategic partnerships or investments into our organization, including the failure to realize expected synergies and/or the inability to retain key personnel;

•diversion of management’s attention from other initiatives and/or day-to-day operations to effectively execute our growth strategy;

•inability to generate sufficient revenue, profit, and cash flow from acquired companies, joint ventures, strategic partnerships or investments;

•the possibility that we have acquired substantial contingent or unanticipated liabilities in connection with acquisitions or other strategic transactions; and

•the possibility that investments we have made may decline significantly in value, which could lead to the potential impairment of the carrying value of goodwill associated with acquired businesses.

Past and potential future strategic transactions may not ultimately create value for us and may harm our reputation and materially adversely affect our business, financial condition and results of operations.

Risks Related to Operating a Global Business

We have significant exposure to the Chinese market through our largest franchisee, Yum China, which subjects us to risks that could negatively affect our business.

A significant portion of our total business is conducted in mainland China, particularly with respect to our KFC Concept. Yum China’s business is exposed to risks in mainland China, which include, among others, potential political, financial or social instability, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), consumer preferences, the regulatory environment (including uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations), the effect of the COVID-19 pandemic and related Chinese governmental restrictions. Further, any significant or prolonged deterioration in U.S.–China relations, including as the result of current U.S.–China tensions, could adversely affect our Concepts in mainland China. Chinese law regulates Yum China’s business conducted within mainland China. Our royalty income from the Yum China business is therefore subject to numerous uncertainties based on the policies of the Chinese government, as they may change from time to time. If Yum China’s business is harmed or development of our Concepts’ restaurants is slowed in mainland China due to any of these factors, it could negatively impact the royalty paid by Yum China to us, which would negatively impact our financial results or our growth prospects.

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

A significant portion of our Concepts’ restaurants are operated in countries and territories outside of the U.S., including in emerging markets, and we intend to continue expansion of our international operations. As a result, our business and the businesses of our Concepts’ franchisees are increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, and terrorism, as well as changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment (including the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), income and non-income based tax rates and laws, the impact of import restrictions or controls, sanctions, foreign exchange control regimes (including restrictions on currency conversion), natural disasters, the impact of labor costs and conditions, consumer preferences and the laws and policies that govern foreign investment in countries where our Concepts’ restaurants are operated. For example, we have been subject to a regulatory enforcement action in India alleging violation of foreign exchange laws for failure to satisfy conditions of certain operating approvals, such as minimum investment and store build requirements as well as limitations on the remittance of fees outside of the country (See Note 20). In addition, we and our franchisees do business in jurisdictions that may be subject to trade or economic sanction regimes and such sanctions could be expanded. Any failure to comply with such sanction regimes or other similar laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of business licenses, or a cessation of operations at our or our franchisees’ businesses, as well as damage to our and our Concepts’ brands’ images and reputations, all of which could harm our profitability and growth prospects.

Foreign currency risks and foreign exchange controls could adversely affect our financial results.

Our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings. More specifically, an increase in the value of the U.S. dollar relative to other currencies, such as the Chinese Renminbi (“RMB”), Australian Dollar, the British Pound and the Euro, as well as currencies in certain other markets, such as the Malaysian Ringgit and Russian Ruble, could have an adverse effect on our reported earnings. Any significant fluctuation in the value of currencies of countries in which we or our franchisees operate, and in particular RMB in China, could materially impact the U.S. dollar value of royalty payments made to us, which could result in lower revenues. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows. In addition, the governments in certain countries where our Concepts operate, including China, restrict the conversion of local currency into foreign currencies and, in certain cases, the remittance of currency out of the country. Restrictions on the conversion of RMB to U.S. dollars or further restrictions on the remittance of currency out of China could result in delays in the remittance of Yum China’s royalty, which could impact our liquidity.

Risks Related to Technology, Data Privacy and Intellectual Property

Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

We receive and maintain certain personal, financial and other information about our customers, employees, vendors and franchisees. In addition, our vendors and/or franchisees receive and maintain certain personal, financial and other information about our employees and customers. The use and handling, including security, of this information is regulated by evolving and increasingly demanding laws and regulations in various jurisdictions, as well as by certain third-party contracts and industry standards. We have experienced cyber- attacks and security breaches from time to time. The number and frequency of these cyber-attacks and/or security breaches varies between periods but could be exacerbated by an increase in the use of our digital commerce platforms. If our security and information systems are compromised as a result of data corruption or loss, cyber-attack or a network security incident, or if our employees, franchisees or vendors fail to comply with these laws and regulations or fail to meet industry standards and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties and could damage our reputation, cause interruption of normal business performance, cause us to incur substantial costs and result in a loss of customer confidence, which could adversely affect our results of operations and financial condition. Additionally, we could be subject to litigation and government enforcement actions as a result of any such failure.

Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we, our Concepts and our Concepts’ franchisees do business. For example, the General Data Protection Regulation (“GDPR”), which was adopted by the European Union effective May 2018, requires companies to meet new requirements regarding the handling of personal data and is subject to changing requirements, which could increase Company and franchisee resources necessary to comply. In addition, the State of California enacted the California Consumer Privacy Act (the “CCPA”), which became effective January 2020, requiring companies that process information on California residents to, among other things, provide new disclosures and options to consumers about data collection, use and sharing practices. Further, the CCPA has been subject to revision and amendments, including significant modifications made by the California Privacy Rights Act (“CPRA”), which was recently approved by California voters as a ballot initiative in November 2020 and will take effect January 1, 2022. The updates and modifications to the CCPA, as well as requirements under the GDPR may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Moreover, each of the GDPR and the CCPA confer a private right-of-action on certain individuals and associations. Our failure or the failure of our franchisees to adhere to or successfully implement appropriate processes to adhere to the requirements of GDPR, CCPA and other evolving laws and regulations in this area could result in financial penalties, legal liability and could damage our and our Concepts’ brands’ reputations.

In addition, several other states have introduced or passed similar legislation to the CCPA and CPRA which may impose varying standards and requirements on our data collection, use and processing activities. The Federal Trade Commission and many state attorneys general are also interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data. Furthermore, various international jurisdictions, where our Concepts have operations, have significantly strengthened their data privacy laws, rules and regulations. If more restrictive or inconsistent legal requirements are adopted by international, state and/or federal authorities in the future and/or regulators’ enforcement priorities shift, compliance costs and potential liability could increase for the Company and our Concepts’ franchisees, which could cause reputational harm and have an adverse effect on our business.

Unreliable or inefficient restaurant or consumer-facing technology or the failure to successfully implement technology initiatives in the future could adversely impact operating results and the overall consumer experience.

We and our Concepts’ franchisees rely heavily on information technology systems in the conduct of our business, some of which are managed, hosted, provided and/or used by third parties, including, for example, point-of-sale processing in our restaurants, management of our supply chain, and various other processes and procedures. These systems are subject to damage, interruption or failure due to theft, fire, power outages, telecommunications failure, computer viruses, security breaches, malicious cyber-attacks or other catastrophic events. Certain technology systems may also be unreliable or inefficient, and technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems’ operations. If our or our Concepts’ franchisees’ information technology systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, customer or employee dissatisfaction, or negative publicity that could adversely impact our reputation, results of operations and financial condition.

We and our Concepts’ franchisees rely on technology not only to efficiently operate our restaurants but also to drive the customer experience, sales growth and margin improvement. Our continued growth will be dependent on our initiatives to implement proprietary and third-party technology solutions and gather and leverage data to enhance restaurant operations and improve the customer experience. It may be difficult to recruit and retain qualified individuals for these efforts due to intense competition for qualified technology systems’ developers necessary to innovate, develop and implement new technologies for our growth initiatives, including increasing our digital relationship with customers. Our strategic technology initiatives may not be implemented in a timely manner or may not achieve the desired results. Even if we effectively implement and manage our technology initiatives, there is no guarantee that this will result in sales growth or margin improvement. Additionally, developing and implementing the evolving technology demands of the consumer may place a significant financial burden on us and our Concepts’ franchisees, and our Concepts' franchisees may have differing views on investment priorities. Moreover, our failure to adequately invest in new technology or adapt to technological advancements and industry trends, particularly with respect to digital commerce capabilities, could result in a loss of customers and related market share. If our Concepts’ digital commerce platforms do not meet customers’ expectations in terms of security, speed, attractiveness or ease of use, customers may be less inclined to return to such digital commerce platforms, which could negatively impact our business.

There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales. Such platforms may experience disruptions, which could harm our ability to compete and conduct our business.

Customers are increasingly using e-commerce websites and apps, both domestically and internationally, such as pizzahut.com, Pizza Hut, KFC, Taco Bell and The Habit Burger Grill apps, as well as apps owned by third-party delivery aggregators and third-party mobile payment processors, to order and pay for our Concepts’ products. Moreover, the COVID-19 pandemic has resulted in an increase in the use of store-level or third-party delivery services by our Concepts, and many restaurants in each of our Concepts now offer consumers the ability to have the Concept’s food delivered through third-party delivery services. As a result, our Concepts and our Concepts’ franchisees are increasingly reliant on digital ordering and payment as a sales channel. These digital ordering and payment platforms could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage, inclement weather or natural disasters. The digital ordering platforms relied upon by our Concepts have experienced interruptions and could experience further interruptions, which could limit or delay customers’ ability to order through such platforms or make customers less inclined to return to such platforms. The rapid acceleration in growth of digital sales has placed additional stress on those platforms that are more reliant upon legacy technology, such as certain platforms used by Pizza Hut, which may result in more frequent and potentially more severe interruptions. Moreover, our reliance on multiple digital commerce platforms to support our global footprint, multiple Concepts and highly franchised business model could increase our vulnerability to cyber-attacks and/or security breaches and could necessitate additional expenditures as we endeavor to consolidate and standardize such platforms.

Yum China, our largest franchisee, utilizes third-party mobile payment apps such as Alipay and WeChat as a means through which to generate sales and process payments. Should customers become unable to access mobile payment apps in China or should the relationship between Yum China and one or more third-party mobile payment processors become interrupted, our results of operations could be negatively impacted. In particular, political tensions between the U.S. and China escalated in 2020, with a number of actions taken by the U.S. government, such as the Clean Network program announced on August 5, 2020, to protect U.S. telecommunication and technology infrastructure, and two executive orders issued by President Trump on August 6, 2020, to ban, within 45 days of such date, any person or property subject to the jurisdiction of the U.S. from any transaction related to WeChat, to the extent that any such transaction is identified by the Secretary of Commerce as being subject to the prohibitions stated in the executive orders. While the directives issued by the Secretary of Commerce arising from the executive orders only identified prohibited transactions that are limited to the territory of the U.S. and therefore are not expected to impact Yum China's operations in China, we cannot foresee whether and how similar or additional policy actions taken by the U.S. or Chinese governments will impact our business and financial performance. If Yum China’s ability to use WeChat or other third-party mobile payment apps in its operations is restricted, its business, operations, financial condition and results of operations could be materially and adversely affected, which could have a negative impact on the royalty paid to us.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our business, reputation, financial condition, and results of operations, regardless of the information’s accuracy. The damage may be immediate without affording us an opportunity for redress or correction.

In addition, social media is frequently used by our Concepts to communicate with their respective customers and the public in general. Failure by our Concepts to use social media effectively or appropriately, particularly as compared to our Concepts’ respective competitors, could lead to a decline in brand value, customer visits and revenue. In addition, laws and regulations, including Federal Trade Commission enforcement, are rapidly evolving to govern social media platforms and communications. A failure of us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of social media could adversely impact our Concepts’ brands, our reputation and our business, or subject us or our franchisees to fines or other penalties. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our Concepts’ brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Failure to protect our service marks or other intellectual property could harm our Concepts’ Brands and overall business.

We regard our registered service marks (e.g., Yum®, KFC®, Pizza Hut®, Taco Bell®, and The Habit®), and other service marks and trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. Our service marks and trademarks create brand awareness and help build goodwill among our customers. Thus, we rely on a combination of legal protections provided by contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws, to protect our restaurants and services from potential infringement. Many of our trademarks and service marks are registered in the U.S. and/or foreign jurisdictions. However, from time to time we become aware of names and marks identical or confusingly similar to our service marks being used by other persons or companies. Although our policy is to oppose any such infringement, further or unknown unauthorized uses or other misappropriation of our trademarks or service marks could diminish the value of our Concepts’ brands and adversely affect our business and goodwill. In addition, effective intellectual property protection may not be available in every country in which our Concepts have, or may in the future open or franchise, a restaurant and the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. There can be no assurance that the steps we have taken to protect our intellectual property or the legal protections which may be available will be adequate, and defending or enforcing our trademarks, service marks and other intellectual property could result in the expenditure of significant resources or result in significant harm to our business, reputation, financial condition, and overall operations. We may also face claims of infringement that could interfere with the use of the proprietary know-how, recipes, or trade secrets used in our business. Defending against such claims is costly, and we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

Risks Related to Our Supply Chain and Employment

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

The products sold by our Concepts and their franchisees are sourced from a wide variety of domestic and international suppliers although certain products have limited suppliers, which increases our reliance on those suppliers. We, along with our Concepts’ franchisees, are also dependent upon third parties to make frequent deliveries of food products and supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food items and other supplies to our

Concepts’ restaurants have happened from time to time and could adversely affect the availability, quality and cost of items we use and the operations of our restaurants, which in turn could lead to restaurant closures and/or a decrease in sales. Future shortages or disruptions could be caused by inclement weather, natural disasters, pandemics (including the COVID-19 pandemic), inaccurate forecasting of customer demand, problems in production or distribution, restrictions on imports or exports including due to trade disputes or restrictions, the inability of vendors to obtain credit, political instability in the countries in which the suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards or requirements, transitioning to new suppliers or distributors, product quality issues, inflation, other factors relating to the suppliers and distributors and the countries in which they are located, food safety warnings or advisories or the prospect of such pronouncements, product recalls, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms, or other conditions beyond our control or the control of our Concepts’ franchisees.

In addition, in the U.S., the Company and the Company’s KFC, Pizza Hut and Taco Bell franchisee groups are members of Restaurant Supply Chain Solutions, LLC (“RSCS”), which is a third-party responsible for purchasing certain restaurant products and equipment. The Habit Burger Grill entered into a purchasing agreement with RSCS in 2020. McLane Foodservice, Inc. (“McLane”) serves as the largest distributor for the Company’s KFC, Pizza Hut and Taco Bell Concepts in the U.S. Any failure or inability of our significant suppliers or distributors, including RSCS or McLane to meet their respective service requirements, could result in shortages or interruptions in the availability of food and other supplies.

The loss of key personnel, labor shortages or difficulty finding qualified employees could slow our growth, harm our business and reduce our profitability.

Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business.

In addition, our restaurant operations are highly service-oriented and our success depends in part upon our and our Concepts’ franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. The market for qualified employees in the retail food industry is very competitive. Our and our Concepts’ franchisees may experience a shortage of labor for positions in our restaurants, including due to concern over exposure to COVID-19 and other factors that could decrease the pool of available qualified employees for key functions.

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

An increase in the costs of employee wages, benefits and insurance (including workers’ compensation, general liability, property and health) as well as other operating costs such as rent and energy costs could adversely affect our and our franchisees’ operating results. Such increases in costs could result from general economic or competitive conditions or from government imposition of higher minimum wages at the federal, state or local level, including the potential increase in the federal minimum wage in the U.S. proposed by the new presidential administration. Moreover, there may be a long-term trend toward higher wages in developing markets. Any increase in such operating expenses could adversely affect our and our Concepts’ franchisees’ profit margins. In addition, competition for qualified employees could compel us or our Concepts’ franchisees to pay higher wages to attract or retain key crew members, which could result in higher labor costs and decreased profitability.

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

Because we and our Concepts’ franchisees provide competitively priced food, we may not have the ability to pass through to our customers the full amount of any commodity price increases. If we and our Concepts’ franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, our and our franchisees’ profit margins and return on invested capital may be adversely impacted.

Risks Related to our Concepts’ Brands and Reputation

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

Franchisee noncompliance with the terms and conditions of our franchise agreements may reduce the overall goodwill of our Concepts’ brands, whether through the failure to meet health and safety standards (including with respect to additional sanitation protocols and guidelines in connection with the COVID-19 pandemic), engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties, including our Concepts’ current and former franchisees, may use our intellectual property to trade on the goodwill of our Concepts’ brands, resulting in consumer confusion or brand dilution. Any reduction of our Concepts’ brands’ goodwill, consumer confusion, or brand dilution is likely to impact sales, and could materially and adversely impact our business and results of operations.

Our success depends substantially on our corporate reputation and on the value and perception of our brands.

Our success depends in large part upon our ability and our Concepts’ franchisees’ ability to maintain and enhance our corporate reputation and the value and perception of our brands. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, and the manner in which we source the commodities we use. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that may affect perceptions of our Concepts’ brands generally or relative to available alternatives. In addition, the restaurant industry globally has been subject to claims that the menus and practices of restaurant chains have led to customer health issues, including weight gain and other adverse effects. Publicity about these matters (particularly directed at the quick service and fast-casual segments of the retail food industry) may harm our Concepts’ reputations and adversely affect our business. Moreover, these types of claims could lead to an increase in the regulation of the content or marketing of our products, including legislation or regulation seeking to tax and/or regulate high-fat foods, foods with high sugar and salt content, or foods otherwise deemed to be “unhealthy,” which could in turn increase costs of compliance and remediation to us and our franchisees.

In addition, business or other incidents, whether isolated or recurring, and whether originating from us, our Concepts’ restaurants, franchisees, competitors, governments, suppliers or distributors, can significantly reduce brand value and consumer perception, particularly if the incidents receive considerable publicity or result in litigation or investigations. Moreover, our success depends in large part upon our ability to maintain our corporate reputation. For example, the reputation of our Concepts’ brands could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our suppliers, distributors or franchisees or by claims or perceptions that we, founders of our Concepts, our Concepts’ franchisees or other business partners have acted or are acting in an unethical, illegal, racially-biased or socially irresponsible manner or are not fostering an inclusive and diverse environment, regardless of whether such claims or perceptions are true. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Company action or brand imagery, a real or perceived failure of corporate governance, or misconduct by any Company officer or any employee or representative of us or a franchisee. For example, entities in our supply chain may engage in conduct, including alleged human rights abuses or environmental wrongdoing, and any such conduct could damage our or our Concepts’ brands’ reputations. Any such incidents (even if resulting from actions of a competitor or franchisee) could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Concepts’ brands and/or our products and reduce consumer demand for our products, which would likely result in lower revenues and profits.

There has been an increased public focus, including from U.S. and foreign governmental and nongovernmental authorities, on environmental sustainability matters, including with respect to climate change, greenhouse gases, water resources, packaging and waste, animal health and welfare, deforestation and land use. We endeavor to conduct our business in a manner which reflects our priority of sustainable stewardship, including with respect to environmental sustainability matters, and we are working to manage the risks and costs to us, our franchisees and our supply chain associated with these types of environmental sustainability matters. In addition, as the result of such heightened public focus on environmental sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such environmental sustainability matters. These matters and our efforts to address them could expose us to market, operational, reputational and execution costs or risks.

Risks Related to Government Regulation and Litigation

We could be party to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We are regularly involved in legal proceedings, which include regulatory claims or disputes, consumer, personal injury, claims from franchisees employment, real estate related, tort, intellectual property, breach of contract, securities, derivative and other litigation. See the discussion of legal proceedings in Note 20 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, and these types of lawsuits are subject to inherent uncertainties (some of which are beyond the Company’s control). Unfavorable rulings or developments may also occur. In addition, the restaurant industry globally has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to customer health issues, including weight gain and other adverse effects, and we may become subject to such claims in the future. Moreover, regardless of whether any such lawsuits have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend, may divert resources and management attention away from our operations, and may negatively impact our results of operations. With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our Concepts’ reputations, which in turn could adversely affect our results of operations.

Changes in, or noncompliance with, governmental regulations may adversely affect our business operations, growth prospects or financial condition.

The Company, and our Concepts and their franchisees, are subject to numerous laws and regulations around the world. These laws and regulations change regularly and are increasingly complex. For example, we are subject to:

•The Americans with Disabilities Act in the U.S. and similar state laws that provide protection to individuals with disabilities in the context of employment, public accommodations and other areas.
•The U.S. Fair Labor Standards Act, which governs matters such as minimum wages, and overtime, and the Family and Medical Leave Act as well as a variety of similar state laws which provide protected leave rights to employees.
•Federal and state employment laws related to workplace health and safety, non-discrimination, non-harassment, whistleblower protections, and other terms and conditions of employment.
•Laws and regulations in government-mandated health care benefits such as the Patient Protection and Affordable Care Act in the U.S.
•Laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling.
•Uncertainties and effects of laws and regulations associated with the implementation of the UK’s withdrawal of membership from the European Union (referred to as “Brexit”), including those relating to tax and trade.
•Laws relating to state and local licensing.
•Laws relating to the relationship between franchisors and franchisees.
•Laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws regulating the use of certain “hazardous equipment”, building and zoning, and fire safety and prevention.
•Laws and regulations relating to union organizing rights and activities, such as the proposed Protecting the Right to Organize Act (the “PRO Act”) in the U.S.
•Laws relating to information security, privacy (including the European Union’s GDPR and California’s CCPA and CPRA), cashless payments, and consumer protection.
•Laws relating to currency conversion or exchange.
•Laws relating to international trade and sanctions.
•Tax laws and regulations.
•Anti-bribery and anti-corruption laws.
•Environmental laws and regulations, including with respect to climate change.
•Federal and state immigration laws and regulations in the U.S.

•Regulations, health guidelines and safety protocols related to the COVID-19 pandemic.

Compliance with new or existing laws and regulations could impact our or our Concepts’ franchisees’ operations. The compliance costs associated with these laws and regulations could be substantial. In addition, if any governmental authority were to adopt and implement a broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under laws such as the National Labor Relations Act in a manner that is applied generally to franchise relationships (which broader standards in the past have been adopted by U.S. governmental agencies such as the National Labor Relations Board), this could cause us or our Concepts to be liable or held responsible for unfair labor practices and other violations and could subject our Concepts to other liabilities, and/or require our Concepts to conduct collective bargaining negotiations, regarding employees of totally separate, independent employers, most notably our Concepts’ franchisees. Further, a California law enacted in 2019 adopted an employment classification test to be used when determining employee or independent contractor status which establishes a high threshold to obtain independent contractor status. The proposed federal PRO Act under review by Congress in the U.S. could have similar effects in addition to weakening state “right to work” laws, which could result in increased labor disputes and costs borne by our franchisees and us. These laws and any similar laws enacted at the federal, state or local level, could increase our and our franchisees’ labor costs and decrease profitability or could cause employees of our franchisees to be deemed employees of our Concepts.

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

The U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing emphasis and enforcement around the world. There can be no assurance that our employees, contractors, agents, franchisees or other third parties will not take actions in violation of our policies or applicable law, particularly as we expand our operations in emerging markets and elsewhere. Any such violations or suspected violations could subject us to civil or criminal penalties, including substantial fines and significant investigation costs, and could also materially damage our reputation, brands, international expansion efforts and growth prospects, business and operating results. Publicity relating to any noncompliance or alleged noncompliance could also harm our Concepts’ reputations and adversely affect our revenues and results of operations.

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

In addition, we are directly and indirectly affected by new tax laws and regulation and the interpretation of tax laws and regulations worldwide. Changes in laws, regulation or interpretation of existing laws and regulations in the U.S. and other jurisdictions where we are subject to taxation could increase our taxes and have an adverse effect on our results of operations and financial condition. Changes in tax laws or regulations may arise as a result of tax policies proposed by the recently elected U.S. presidential administration. Changes in tax laws may also arise as a result of tax policy guidance issued by the Organisation for Economic Co-operation and Development (“OECD”), a coalition of member nations including the United States. The OECD guidance, referred to as the Base Erosion and Profit Shifting (“BEPS”) Action Plan, does not have the force of law, but certain countries may enact tax legislation, modify tax treaties, and/or increase audit scrutiny based on the BEPS guidance. To the extent BEPS principles are adopted by major jurisdictions in which we or our Concepts operate, it could increase our taxes and have a material adverse impact on our results of operations and financial position. We have in the past and may in the future adapt our entity and operating structure in response to and in compliance with changes in tax laws, regulations, or interpretation of existing laws and regulations. Such restructurings could result in material incremental tax costs associated with restructuring transactions or operations of the structure. In addition, public perception that we are not paying a sufficient amount of taxes could damage our Concepts’ reputations, which could harm our profitability.

Risks Related to the Yum China Spin-Off

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

Risks Related to Consumer Discretionary Spending and Macroeconomic Conditions

Our business may be adversely impacted by changes in consumer discretionary spending and economic conditions in the U.S. and international markets.

As a restaurant company dependent upon consumer discretionary spending, we (and our franchisees) are sensitive to changes in or uncertainty regarding macroeconomic conditions in the U.S. and in other regions of the world where our Concepts and Concepts’ franchisees operate. Some of the factors that impact discretionary consumer spending include unemployment and underemployment rates, fluctuations in the level of disposable income, the price of gasoline and other inflationary pressures, stock market performance and changes in the level of consumer confidence. These and other macroeconomic factors could have an adverse effect on our or our franchisees’ sales, profitability or development plans, which could harm our financial condition and operating results. In this regard, we and our franchisees have been adversely impacted by, and may continue to be adversely impacted by, ongoing negative macroeconomic conditions in the U.S. and other regions of the world where our Concepts and Concepts’ franchisees operate arising from the COVID-19 pandemic, including elevated unemployment and underemployment levels, and decreased consumer spending and consumer confidence, In addition, our business in the U.S. and international regions could be adversely impacted by various factors (which may be beyond our control), including natural disasters, geopolitical events, terrorism, political, financial or social instability, terrorism, boycott, social unrest, or other events that lead to avoidance of public places or restrictions on public gatherings such as in our and our franchisees’ restaurants.

Risks Related to Competition

The retail food industry is highly competitive.

Our Concepts’ restaurants compete with international, national and regional restaurant chains as well as locally-owned restaurants, and the retail food industry in which our Concepts operate is highly competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives (including the frequent use by our competitors of price discounting, such as through value meal menu options, coupons and other methods), customer service, reputation, restaurant location, and attractiveness and maintenance of properties. In addition, our Concepts compete within the retail food industry for management and hourly personnel, suitable real estate sites, and qualified franchisees. If consumer or dietary preferences change, if our marketing efforts and/or launch of new products are unsuccessful, or if our Concepts’ restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our and our franchisees’ businesses could be adversely affected. Moreover, the COVID-19 pandemic has resulted in a disruption of consumer routines, the implementation of employer “work-from-home” policies, reduced business and recreational travel and changes in consumer behavior, and it is difficult to fully assess the impacts of such developments on us or our Concepts, or the extent to which any such consumer patterns may continue after the COVID-19 pandemic has ended. We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition from delivery aggregators and other food delivery services has increased in recent years, particularly in urbanized areas, and this trend, which has accelerated following the onset of the COVID-19 pandemic, is expected to continue to increase. Increased competition could have an adverse effect on sales, profitability or development plans, which could harm our or our franchisees’ financial condition and operating results.

Risks Related to Our Indebtedness

Our substantial indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of December 31, 2020, our total outstanding short-term borrowings and long-term debt was approximately $10.8 billion. Subject to the limits contained in the agreements governing our outstanding indebtedness, we may incur additional debt from time to time, which would increase the risks related to our high level of indebtedness.

Specifically, our high level of indebtedness could have important potential consequences, including, but not limited to:

•increasing our vulnerability to, and reducing our flexibility to plan for and respond to, adverse economic and industry conditions and changes in our business and the competitive environment, including ongoing adverse economic conditions arising from the COVID-19 pandemic;
•requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, dividends, share repurchases or other corporate purposes;
•increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•placing us at a disadvantage compared to other less leveraged competitors or competitors with comparable debt at more favorable interest rates;
•increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest;
•increasing our exposure to the risk of discontinuance, replacement or modification of certain reference rates, including as the result of the upcoming discontinuance of LIBOR, which are used to calculate applicable interest rates of our indebtedness and certain derivative instruments that hedge interest rate risk;
•making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;
•limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing;
•imposing restrictive covenants on our operations as the result of the terms of our indebtedness, which, if not complied with, could result in an event of default, which in turn, if not cured or waived, could result in the acceleration of the applicable debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies; and

•increasing our exposure to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and our debt is primarily denominated in U.S. dollars.

There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other liquidity needs. If conditions related to the COVID-19 pandemic result in significant disruptions to capital and financial markets, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity could be adversely impacted. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in amounts sufficient to pay our indebtedness or to fund other liquidity needs, our financial condition and results of operations may be adversely affected. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business and financial condition.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2020 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2020, the Company’s Concepts owned land, building or both for 333 restaurants worldwide in connection with the operation of our 1,098 Company-owned restaurants.  These restaurants are further detailed as follows:

•The KFC Division owned land, building or both for 70 restaurants.
•The Pizza Hut Division owned land, building or both for 3 restaurants.
•The Taco Bell Division owned land, building or both for 260 restaurants.

The Company currently also owns land, building or both related to approximately 500 franchise restaurants and leases land, building or both related to approximately 350 franchise restaurants, not included in the property counts above, that it leases or subleases to franchisees, principally in the U.S., United Kingdom, Australia and Germany.

Company-owned restaurants in the U.S. with leases are generally leased for initial terms of 10 to 20 years and generally have renewal options. Company-owned restaurants outside the U.S. with leases have initial lease terms and renewal options that vary by country.

The KFC Division and Pizza Hut Division corporate headquarters and a KFC and Pizza Hut research facility in Plano, Texas are owned by Pizza Hut. Taco Bell leases its corporate headquarters and research facility in Irvine, California. The YUM corporate headquarters and a KFC research facility in Louisville, Kentucky are owned by KFC. The Habit Burger Grill Division leases its corporate headquarters in Irvine, California. Additional information about the Company’s properties is included in the Consolidated Financial Statements in Part II, Item 8.

The Company believes that its properties are generally in good operating condition and are suitable for the purposes for which they are being used.

Item 3.	Legal Proceedings.

The Company is subject to various lawsuits covering a variety of allegations. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company include, but are not limited to, claims from franchisees, suppliers, employees, customers, governments and others related to operational, foreign exchange, tax, franchise, contractual or employment issues as well as claims that the Company has infringed on third-party intellectual property rights. In addition, the Company brings claims from time-to-time relating to infringement of, or challenges to, our intellectual property, including registered marks. Finally, as a publicly-traded company, disputes arise from time-to-time with our shareholders, including allegations that the Company breached federal securities laws or that officers and/or directors breached fiduciary duties. Descriptions of significant current specific claims and contingencies appear in Note 20, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, which is incorporated by reference into this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

The executive officers of the Company as of February 19, 2021, and their ages and current positions as of that date are as follows:

David Gibbs, 57, is Chief Executive Officer of YUM a position he has held since January 2020. Prior to that, he served as President and Chief Operating Officer from August 2019 to December 2019, as President, Chief Financial Officer and Chief Operating Officer from January 2019 to August 2019 and as President and Chief Financial Officer from May 2016 to December 2018. Prior to these positions, he served as Chief Executive Officer of Pizza Hut Division from January 2015 to April 2016. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December 2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Scott Catlett, 44, is Chief Legal and Franchise Officer and Corporate Secretary of YUM. He has served in this position since July 2020. Prior to that, he served as General Counsel and Corporate Secretary of YUM from July 2018 to June 2020 and he served as Vice President and Deputy General Counsel of YUM from November 2015 to June 2018. From September 2007 to October 2015 Mr. Catlett held various YUM positions including Vice President & Associate General Counsel.

Mark King, 61, is Chief Executive Officer of Taco Bell Division, a position he has held since August 2019. Before joining YUM, Mr. King served as President, adidas Group North America from June 2014 to June 2018 and as Chief Executive Officer of TaylorMade-adidas Golf from 2003 to 2014.

Tony Lowings, 62, is Chief Executive Officer of KFC Division, a position he has held since January 2019. Prior to that, he served as President and Chief Operations Officer of KFC Division from August 2018 to December 2018. From November 2016 to July 2018 he served as Managing Director of Asia-Pacific and from February 2013 to October 2016 as Managing Director of KFC SOPAC (Australia and New Zealand). Mr. Lowings served in various positions including Chief Operations Officer of YRI and Managing Director of Latin America and the Caribbean for KFC, Pizza Hut and Taco Bell and General Manager of KFC and Pizza Hut in Australia and New Zealand from January 2010 to January 2013.

David Russell, 51, is Senior Vice President, Finance and Corporate Controller of YUM. He has served as YUM's Corporate Controller since February 2011 and as Senior Vice President, Finance since February 2017. Prior to serving as Corporate Controller, Mr. Russell served in various positions at the Vice President level in the YUM Finance Department, including Controller-Designate from November 2010 to February 2011 and Vice President, Assistant Controller from January 2008 to December 2010.

Tracy Skeans, 48, is Chief Operating Officer and Chief People Officer of YUM. She has served as Chief Operating Officer since January 2021 and Chief People Officer since January 2016. She also served as Chief Transformation Officer from November 2016 to December 2020. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and

Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From July 2009 to September 2011, she served as Director of Human Resources for Pizza Hut U.S and was on the Pizza Hut U.S. Finance team from September 2000 to June 2009.

Arthur Starrs, 44, is Chief Executive Officer of Pizza Hut Division, a position he has held since August 2019. He served as President of Pizza Hut U.S. from May 2016 to July 2019 and he served as General Manager and Chief Financial Officer of Pizza Hut U.S. from November 2013 to April 2016.

Christopher Turner, 46, is Chief Financial Officer of YUM, a position he has held since August 2019. Before joining YUM, he served as Senior Vice President and General Manager in PepsiCo’s retail and e-commerce businesses with Walmart in the U.S. and more than 25 countries and across PepsiCo’s brands from December 2017 to July 2019. Prior to leading PepsiCo’s Walmart business, he served in various positions including Senior Vice President of Transformation for PepsiCo’s Frito-Lay North America business from July 2017 to December 2017 and Senior Vice President of Strategy for Frito-Lay from February 2016 to June 2017. Prior to joining PepsiCo, he was a partner in the Dallas office of McKinsey & Company, a strategic management consulting firm.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividend Policy

The Company’s Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange ("NYSE").

As of February 12, 2021, there were 39,395 registered holders of record of the Company’s Common Stock.

In 2020, the Company declared and paid four cash dividends of $0.47 per share. Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2020, with respect to shares of Common Stock repurchased by the Company during the quarter then ended.

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
10/1/20 - 10/31/20	160	$93.48	160	$1,985
11/1/20- 11/30/20	1,224	$101.49	1,224	$1,861
12/1/20 - 12/31/20	1,034	$107.10	1,034	$1,750
Total	2,418		2,418

On November 21, 2019, our Board of Directors authorized share repurchases through June 2021 of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2020, we have remaining capacity to repurchase up to $1.75 billion of Common Stock under this authorization.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Discretionary Sector Index, a peer group that includes YUM, for the period from December 31, 2015 to December 31, 2020. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2015, and that all cash dividends were reinvested.

	12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/31/2020
YUM	$100	$123	$162	$185	$207	$227
S&P 500	$100	$112	$136	$130	$171	$203
S&P Consumer Discretionary	$100	$106	$130	$131	$168	$224

Source of total return data: Bloomberg

Item 6.	Selected Financial Data.
Selected Financial Data
Yum! Brands, Inc. and Subsidiaries
(in millions, except per share and unit amounts)

	2020	2019	2018	2017	2016
Income Statement Data
Revenues
Company sales	$1,810	$1,546	$2,000	$3,572	$4,189
Franchise and property revenues	2,510	2,660	2,482	2,306	2,167
Franchise contributions for advertising and other services	1,332	1,391	1,206	—	—
Total	5,652	5,597	5,688	5,878	6,356
Refranchising (gain) loss	(34)	(37)	(540)	(1,083)	(163)
Operating Profit	1,503	1,930	2,296	2,761	1,682
Investment (income) expense, net	(74)	67	(9)	(5)	(2)
Other pension (income) expense	14	4	14	47	32
Interest expense, net	543	486	452	445	307
Income from continuing operations before income taxes	1,020	1,373	1,839	2,274	1,345
Income from continuing operations	904	1,294	1,542	1,340	1,018
Income from discontinued operations, net of tax	N/A	N/A	N/A	N/A	625
Net Income	904	1,294	1,542	1,340	1,643
Basic earnings per share from continuing operations	2.99	4.23	4.80	3.86	2.58
Basic earnings per share from discontinued operations	N/A	N/A	N/A	N/A	1.59
Basic earnings per share	2.99	4.23	4.80	3.86	4.17
Diluted earnings per share from continuing operations	2.94	4.14	4.69	3.77	2.54
Diluted earnings per share from discontinued operations	N/A	N/A	N/A	N/A	1.56
Diluted earnings per share	2.94	4.14	4.69	3.77	4.10
Diluted earnings per share from continuing operations excluding Special Items	3.62	3.55	3.17	2.96	2.46
Cash Flow Data
Provided by operating activities	$1,305	$1,315	$1,176	$1,030	$1,248
Capital spending	160	196	234	318	427
Proceeds from refranchising of restaurants	19	110	825	1,773	370
Repurchase shares of Common Stock	239	815	2,390	1,960	5,403
Dividends paid on Common Stock	566	511	462	416	744
Balance Sheet Data
Total assets	$5,852	$5,231	$4,130	$5,311	$5,453
Long-term debt	10,272	10,131	9,751	9,429	9,059
Total debt	10,725	10,562	10,072	9,804	9,125
Other Data
Number of units at year end
Franchise	49,255	49,257	47,268	43,603	40,834
Company	1,098	913	856	1,481	2,841
System	50,353	50,170	48,124	45,084	43,675
System net new unit growth	—%	4%	7%	3%	3%
System and same-store sales
KFC Division System sales	$26,289	$27,900	$26,239	$24,515	$23,242
System sales growth (decline)	(6)%	6%	7%	5%	3%
System sales growth, ex FX and 53rd week	(5)%	9%	6%	6%	6%
Same-store sales growth	(9)%	4%	2%	3%	2%
Pizza Hut Division System sales	$11,955	$12,900	$12,212	$12,034	$12,019
System sales growth (decline)	(7)%	6%	1%	—%	—%
System sales growth, ex FX and 53rd week	(6)%	7%	1%	2%	1%
Same-store sales growth (decline)	(6)%	—%	—%	—%	(2%)
Taco Bell Division System sales	$11,745	$11,784	$10,786	$10,145	$9,660
System sales growth	—%	9%	6%	5%	6%
System sales growth, ex FX and 53rd week	1%	8%	6%	7%	5%
Same-store sales growth	(1)%	5%	4%	4%	2%
Shares outstanding at year end	300	300	306	332	355
Cash dividends declared per common share	$1.88	$1.68	$1.44	$0.90	$1.73
Market price per share at year end	$108.56	$100.73	$91.92	$81.61	$63.33

The table above reflects the impact of the adoption of new lease accounting standards in fiscal year 2019 and the impact of the adoption of new revenue recognition accounting standards in fiscal year 2018.

System sales growth and unit growth measures in 2020 reflect the addition of 276 units through our acquisition of The Habit Restaurants, Inc. in March 2020. System sales growth measures in 2019 and System unit growth in 2018 reflect the addition of approximately 1,300 Telepizza units in December 2018. See additional discussion of the acquisition of The Habit Restaurants, Inc. and the Telepizza strategic alliance within our MD&A.

Fiscal years for our U.S. and certain international subsidiaries that operate on a weekly periodic calendar include 52 weeks in 2020, 2018 and 2017 and 53 weeks in 2019 and 2016. Refer to Note 2 in our Consolidated Financial Statements for additional details related to our fiscal calendar, including the impact of the 53rd week on our results in 2019. In 2019, the 53rd week added $24 million to Operating Profit. In 2016, the 53rd week added $28 million to Operating Profit.

Discontinued operations in 2016 reflects the spin-off of our China business into an independent, publicly-traded company (the "Separation").

The non-GAAP measure of Diluted earnings per share from continuing operations excluding Special Items is discussed in further detail in our MD&A within Part II, Item 7.

System sales growth, System sales growth excluding the impacts of foreign currency translation ("FX") and 53rd week, Same-store sales growth and System net new unit growth are performance metrics and discussed in further detail in our MD&A within Part II, Item 7.

See discussion of our 2020, 2019 and 2018 Special Items in our MD&A. Special Items in 2017 positively impacted Operating Profit by $1,001 million and positively impacted Net Income by $288 million, primarily due to $1,083 million in Refranchising gains, partially offset by $31 million in costs associated with the Pizza Hut U.S. Transformation Agreement, $23 million in costs associated with YUM's Strategic Transformation Initiatives, $18 million in share-based compensation charges related to the Separation, $17 million in costs associated with the KFC U.S. Acceleration Agreement, $434 million recognized in our Income tax provision as a result of the Tax Cuts and Jobs Act of 2017 and a $23 million charge within Other Pension (income) expense primarily due to an adjustment of certain historical deferred vested pension liability balances as a result of the completion of a pension data review and reconciliation. Special Items in 2016 positively impacted Operating Profit by $35 million and positively impacted Net Income by $33 million, primarily due to $163 million in Refranchising gains, partially offset by $67 million in costs associated with YUM's Strategic Transformation Initiatives, $30 million in share-based compensation charges related to the Separation, $26 million in costs associated with the KFC Acceleration Agreement and $26 million incurred within Other Pension (income) expense primarily due to a settlement charge associated with an option for certain employees to voluntarily elect an early payout of their pension benefits.

Selected financial data for year 2016 have been recast from that originally presented to present a change in our reporting calendar and the retroactive adoption of an accounting standard related to the presentation of net periodic pension cost and net periodic postretirement benefit cost.

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

Yum! Brands, Inc. and its subsidiaries (collectively referred to herein as the "Company", “YUM”, "we", "us" or "our") franchise or operate a system of over 50,000 restaurants in more than 150 countries and territories, primarily under the concepts of KFC, Pizza Hut, Taco Bell and The Habit Burger Grill (collectively, the "Concepts"). The Company's KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively.  The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 50,000 restaurants, 98% are operated by franchisees.

As of December 31, 2020, YUM consists of four operating segments:

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

Our global citizenship and sustainability strategy, called the Recipe for Good, reflects our priorities for socially responsible growth, risk management and sustainable stewardship of our people, food and planet.

On October 11, 2016, YUM announced our transformation plans to drive global expansion of our KFC, Pizza Hut and Taco Bell brands (“YUM's Strategic Transformation Initiatives”) following the spin-off of our China business into an independent publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”).   At this time, we established transformation goals to be met by the end of 2019 including becoming:

•More Focused.   By focusing on four growth drivers similar to those that make up our Recipe for Growth above we accelerated system sales growth to 8% in 2019 (excluding the impacts of the 53rd week and foreign currency translation).

•More Franchised. The Company successfully increased franchise restaurant ownership to 98% as of the end of 2018.

•More Efficient. The Company revamped its financial profile, improving the efficiency of its organization and cost structure globally, by:
•Reducing annual capital expenditures associated with Company-operated restaurant maintenance and other projects and funded additional capital for new Company units through the refranchising of existing Company units.  Capital spending in 2019 net of refranchising proceeds was $86 million.
•Lowering General and administrative expenses ("G&A") to 1.7% of system sales in 2019; and

•Maintaining an optimized capital structure of ~5.0x Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) net leverage.

From 2017 through 2019, we returned $6.5 billion to shareholders through share repurchases and cash dividends. We funded these shareholder returns through a combination of refranchising proceeds, free cash flow generation and maintenance of our ~5.0x EBITDA consolidated net leverage. We generated pre-tax proceeds of $2.8 billion through our refranchising initiatives to achieve targeted franchise ownership of 98%. Refer to the Liquidity and Capital Resources section of this MD&A for additional details.
As a result of the impacts on our business due to the COVID-19 pandemic, certain measures we established as part of our transformation goals were negatively impacted in 2020. For the full year 2020, G&A, excluding the impact of Special Items, represented 1.9% of consolidated system sales, primarily due to sales pressures resulting from the COVID-19 pandemic. While we took certain austerity measures to reduce G&A spending such as lower travel related costs and a reduction of our Chief Executive Officer's salary, these reductions were offset by accelerated digital and technology spending to enhance our customer experience and off-premise capabilities. We expect our G&A as a percentage of consolidated system sales to move back toward our historical target of 1.7% as sustained growth resumes. Additionally, during 2020 our EBITDA was negatively impacted by the impacts of the COVID-19 pandemic, which increased our consolidated leverage, net of available cash. We currently estimate we will grow back into our ~5.0x EBITDA consolidated net leverage by second quarter 2021.

Going forward, we expect to:

•Maintain a capital structure of ~5.0x EBITDA consolidated net leverage;

•Invest capital in a manner consistent with an asset light, franchisor model; and

•Allocate G&A in an efficient manner that provides leverage to operating profit growth while at the same time opportunistically investing in strategic growth initiatives.

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•Same-store sales growth is the estimated percentage change in system sales of all restaurants that have been open and in the YUM system for one year or more, including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. Throughout 2020 we had a significant number of restaurants that were temporarily closed, including restaurants closed due to government and landlord restrictions, as a result of COVID-19. The system sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends. In 2020, when calculating same-store sales growth we also included in our prior year base the sales of stores that were added as a result of our acquisition of The Habit Restaurants, Inc. on March 18, 2020, and that were open for one year or more. In 2019, when calculating same-store sales growth we also included in our prior year base the sales of stores that were added as a result of the Telepizza strategic alliance in December 2018 and that were open for one year or more. See additional discussion of the acquisition of The Habit Restaurants, Inc. and Telepizza strategic alliance within this MD&A.

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

•System sales, System sales excluding the impacts of foreign currency translation ("FX"), and System sales excluding FX and the impact of the 53rd week in 2019 for our U.S. subsidiaries and certain international subsidiaries that operate on a weekly period calendar. System sales reflect the results of all restaurants regardless of ownership, including Company-

owned and franchise restaurants. Sales at franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Increasingly, customers are paying a fee to a third party to deliver or facilitate the ordering of our Concepts' products. We also include in System sales any portion of the amount customers pay these third parties for which the third party is obligated to pay us a license fee as a percentage of such amount. Franchise restaurant sales and fees paid by customers to third parties to deliver or facilitate the ordering of our Concepts' products are not included in Company sales on the Consolidated Statements of Income; however, any resulting franchise and license fees we receive are included in the Company's revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net unit growth.

•Company restaurant profit ("Restaurant profit") is defined as Company sales less expenses incurred directly by our Company-owned restaurants in generating Company sales. Company restaurant margin as a percentage of sales is defined as Restaurant profit divided by Company sales. Restaurant profit is useful to investors as it provides a measure of profitability for our Company-owned restaurants.

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"), the Company provides the following non-GAAP measurements.

•Diluted Earnings Per Share excluding Special Items (as defined below);

•Effective Tax Rate excluding Special Items;

•Core Operating Profit and Core Operating Profit excluding the impact of the 53rd week in 2019. Core Operating Profit excludes Special Items and FX and we use Core Operating Profit for the purposes of evaluating performance internally.

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

For 2019 we provided Core Operating Profit excluding the impact of the 53rd week and System sales excluding FX and the impact of the 53rd week to further enhance the comparability given the 53rd week that was part of our fiscal calendar in 2019.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago and unless otherwise stated include the impact of a 53rd week in 2019.  For discussion of our results of operations for 2019 compared to 2018, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 19, 2020.

For 2020, GAAP diluted EPS decreased 29% to $2.94 per share, and diluted EPS, excluding Special Items, increased 2% to $3.62 per share.

2020 financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	(5)	(9)	+4	(12)	(12)
Pizza Hut Division	(7)	(6)	(6)	(9)	(9)
Taco Bell Division	Even	(1)	+1	+2	+2
Worldwide	(4)	(6)	Even	(22)	(8)

	Results Excluding 53rd Week in 2019 (% Change)
	System Sales, ex FX	Core Operating Profit
KFC Division	(5)	(11)
Pizza Hut Division	(6)	(8)
Taco Bell Division	+1	+4
Worldwide	(3)	(7)

Additionally:

•During the year, net units increased by 183 units (including our acquisition of The Habit Burger Grill in the first quarter of 2020).

•During the year, we repurchased 2.4 million shares totaling $250 million at an average price of $103.

•During the year, we recognized pre-tax investment income of $69 million related to the change in fair value of our investment in Grubhub, Inc. common stock that we sold in the third quarter of 2020, which added $0.17 to diluted EPS for the year. When coupled with $77 million of pre-tax investment expense in 2019, which resulted in a negative $0.19 impact to diluted EPS, our Grubhub investment favorably impacted year-over-year diluted EPS growth by $0.36.

•Foreign currency translation impacted Divisional Operating Profit unfavorably for the year by $9 million.

Worldwide

GAAP Results

	Amount			% B/(W)
	2020	2019	2018	2020		2019
Company sales	$1,810	$1,546	$2,000	17		(23)
Franchise and property revenues	2,510	2,660	2,482	(6)		7
Franchise contributions for advertising and other services	1,332	1,391	1,206	(4)		15
Total revenues	$5,652	$5,597	$5,688	1		(2)

Restaurant profit	$304	$311	$366	(2)		(15)
Restaurant margin %	16.8%	20.1%	18.3%	(3.3)	ppts.	1.8	ppts.

G&A expenses	$1,064	$917	$895	(16)		(2)
Franchise and property expenses	145	180	188	20		4
Franchise advertising and other services expense	1,314	1,368	1,208	4		(13)
Refranchising (gain) loss	(34)	(37)	(540)	(9)		(93)
Other (income) expense	154	4	7	NM		NM
Operating Profit	$1,503	$1,930	$2,296	(22)		(16)

Investment (income) expense, net	(74)	67	(9)	NM		NM
Other pension (income) expense	14	4	14	NM		71
Interest expense, net	543	486	452	(12)		(8)
Income tax provision	116	79	297	(48)		74
Net Income	$904	$1,294	$1,542	(30)		(16)

Diluted EPS(a)	$2.94	$4.14	$4.69	(29)		(12)
Effective tax rate	11.4%	5.7%	16.2%	(5.7)	ppts.	10.5	ppts.

(a)See Note 4 for the number of shares used in this calculation.

Performance Metrics

				% Increase (Decrease)
Unit Count	2020	2019	2018	2020	2019
Franchise	49,255	49,257	47,268	—	4
Company-owned	1,098	913	856	20	7
Total	50,353	50,170	48,124	—	4

	2020	2019	2018
Same-Store Sales Growth (Decline) %	(6)	3	2
System Sales Growth (Decline) %, reported	(4)	7	5
System Sales Growth (Decline) %, excluding FX	(4)	9	5
System Sales Growth (Decline) %, excluding FX and 53rd week	(3)	8	N/A

Our system sales breakdown by Company and franchise sales was as follows:

	Year
	2020	2019	2018
Consolidated
GAAP Company sales(a)	$1,810	$1,546	$2,000
Franchise sales	48,549	51,038	47,237
System sales	50,359	52,584	49,237
Foreign Currency Impact on System sales(b)	(199)	(1,169)	N/A
System sales, excluding FX	50,558	53,753	49,237
Impact of 53rd week	N/A	454	N/A
System sales, excluding FX and 53rd Week	$50,558	$53,299	$49,237

KFC Division
GAAP Company sales(a)	$506	$571	$894
Franchise sales	25,783	27,329	25,345
System sales	26,289	27,900	26,239
Foreign Currency Impact on System sales(b)	(192)	(898)	N/A
System sales, excluding FX	26,481	28,798	26,239
Impact of 53rd week	N/A	167	N/A
System sales, excluding FX and 53rd Week	$26,481	$28,631	$26,239

Pizza Hut Division
GAAP Company sales(a)	$76	$54	$69
Franchise sales	11,879	12,846	12,143
System sales	11,955	12,900	12,212
Foreign Currency Impact on System sales(b)	(5)	(259)	N/A
System sales, excluding FX	11,960	13,159	12,212
Impact of 53rd week	N/A	103	N/A
System sales, excluding FX and 53rd Week	$11,960	$13,056	$12,212

Taco Bell Division
GAAP Company sales(a)	$882	$921	$1,037
Franchise sales	10,863	10,863	9,749
System sales	11,745	11,784	10,786
Foreign Currency Impact on System sales(b)	(2)	(12)	N/A
System sales, excluding FX	11,747	11,796	10,786
Impact of 53rd week	N/A	184	N/A
System sales, excluding FX and 53rd Week	$11,747	$11,612	$10,786

Habit Burger Grill Division(c)
GAAP Company sales(a)	$346	N/A	N/A
Franchise sales	24	N/A	N/A
System sales	370	N/A	N/A
Foreign Currency Impact on System sales(b)	—	N/A	N/A
System sales, excluding FX	$370	N/A	N/A

(a)Company sales represents sales from our Company-operated stores as presented on our Consolidated Statements of Income.

(b)The foreign currency impact on System sales is presented in relation only to the immediately preceding year presented. When determining applicable System sales growth percentages, the System sales excluding FX for the current year should be compared to the prior year System sales prior to adjustment for the prior year FX impact.

(c)System sales for the Habit Burger Grill Division is shown since our March 18, 2020 acquisition date.

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	2020	2019	2018
Core Operating Profit Growth %	(8)	12	—
Core Operating Profit Growth %, excluding 53rd week	(7)	11	N/A
Diluted EPS Growth %, excluding Special Items	2	12	7
Effective Tax Rate excluding Special Items	15.9%	19.8%	20.4%

	Year
Detail of Special Items	2020	2019	2018
Refranchising gain (loss)(a)	$8	$12	$540
Costs associated with acquisition and integration of Habit Burger Grill (See Note 3)	(9)	(1)	—
Impairment of Habit Burger Grill goodwill (See Note 3)	(144)	—	—
Unlocking Opportunity Initiative contribution (See Note 5)	(50)	—	—
COVID-19 relief contribution (See Note 5)	(25)	—	—
Charges associated with resource optimization (See Note 5)	(36)	—	—
Costs associated with Pizza Hut U.S. Transformation Agreement(b)	(5)	(13)	(6)
YUM's Strategic Transformation Initiatives(c)	—	—	(8)
Other Special Items Income (Expense)(d)	(6)	(9)	4
Special Items Income (Expense) - Operating Profit	(267)	(11)	530
Charges associated with resource optimization - Other Pension Expense (See Note 5)	(2)	—	—
Interest expense, net(d) (See Note 5)	(34)	(2)	—
Special Items Income (Expense) before Income Taxes	(303)	(13)	530
Tax Benefit (Expense) on Special Items(e)	65	(30)	(96)
Tax Benefit - Intra-entity transfer of intellectual property(f)	28	226	—
Tax Benefit - U.S. Tax Act(g)	—	—	66
Special Items Income (Expense), net of tax	$(210)	$183	$500
Average diluted shares outstanding	307	313	329
Special Items diluted EPS	$(0.68)	$0.59	$1.52

Reconciliation of GAAP Operating Profit to Core Operating Profit and Core Operating Profit, excluding 53rd Week

Consolidated
GAAP Operating Profit	$1,503	$1,930	$2,296
Special Items Income (Expense) - Operating Profit	(267)	(11)	530
Foreign Currency Impact on Divisional Operating Profit(h)	(9)	(46)	N/A
Core Operating Profit	1,779	1,987	1,766
Impact of 53rd Week	N/A	24	N/A
Core Operating Profit, excluding 53rd Week	$1,779	$1,963	$1,766

KFC Division
GAAP Operating Profit	$922	$1,052	$959
Foreign Currency Impact on Divisional Operating Profit(h)	(9)	(39)	N/A
Core Operating Profit	931	1,091	959
Impact of 53rd Week	N/A	8	N/A
Core Operating Profit, excluding 53rd Week	$931	$1,083	$959

Pizza Hut Division
GAAP Operating Profit	$335	$369	$348
Foreign Currency Impact on Divisional Operating Profit(h)	—	(7)	N/A
Core Operating Profit	335	376	348
Impact of 53rd Week	N/A	3	N/A
Core Operating Profit, excluding 53rd Week	$335	$373	$348

Taco Bell Division
GAAP Operating Profit	$696	$683	$633
Foreign Currency Impact on Divisional Operating Profit(h)	—	—	N/A
Core Operating Profit	696	683	633
Impact of 53rd Week	N/A	13	N/A
Core Operating Profit, excluding 53rd Week	$696	$670	$633

Habit Burger Grill Division
GAAP Operating Profit	$(22)	N/A	N/A
Foreign Currency Impact on Divisional Operating Profit(h)	—	N/A	N/A
Core Operating Profit	$(22)	N/A	N/A

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$2.94	$4.14	$4.69
Special Items Diluted EPS	(0.68)	0.59	1.52
Diluted EPS excluding Special Items	$3.62	$3.55	$3.17

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate, excluding Special Items
GAAP Effective Tax Rate	11.4%	5.7%	16.2%
Impact on Tax Rate as a result of Special Items(e)(f)(g)	(4.5)%	(14.1)%	(4.2)%
Effective Tax Rate excluding Special Items	15.9%	19.8%	20.4%

(a)Due to their size and volatility we have reflected as Special Items those refranchising gains and losses that were recorded in connection with our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded during 2020 as Special Items primarily include true-ups to refranchising gains and losses recorded prior to December 31, 2018. Refranchising gains and losses recorded during 2019 as Special Items primarily include gains or losses associated with sales of underlying real estate associated with stores that were franchised as of December 31, 2018, or true-ups to refranchising gains and losses recorded prior to December 31, 2018.

During the years ended December 31, 2020, 2019 and 2018, we recorded net refranchising gains of $8 million, $12 million and $540 million, respectively, that have been reflected as Special Items.

Additionally, during the years ended December 31, 2020, and 2019 we recorded refranchising gains of $26 million and $25 million, respectively, that have not been reflected as Special Items as such amounts are considered indicative of our expected ongoing refranchising activity. These net gains relate to the refranchising of restaurants in 2020 and 2019 that were not part of our aforementioned plans to achieve 98% franchise ownership.

(b)In May 2017, we reached an agreement with our Pizza Hut U.S. franchisees that improved brand marketing alignment, accelerated enhancements in operations and technology and that included a permanent commitment to incremental advertising as well as digital and technology contributions by franchisees. In connection with this agreement, we recognized charges of $5 million, $13 million and $6 million in the years ended December 31, 2020, 2019 and 2018, respectively, related to operating investments required as part of this agreement. The majority of these costs were recorded within Franchise and property expenses. Based on their nature and the significance in related spending in 2017, these charges have been reflected as Special Items.

(c)In October 2016, we announced our strategic transformation plans to drive global expansion of the KFC, Pizza Hut and Taco Bell brands ("YUM's Strategic Transformation Initiatives") following the then anticipated spin-off of our China business (the "Separation") on October 31, 2016, into an independent, publicly-traded company under the name of Yum China Holdings, Inc. ("Yum China"). Major features of the Company’s strategic transformation plans involved being more focused on the development of our three brands, increasing our franchise ownership and creating a leaner, more efficient cost structure. We incurred charges of $8 million related to our Strategic Transformation Initiatives in the year ended December 31, 2018, primarily recorded in G&A, including contract termination costs and relocation and severance costs for restaurant-support center employees. Due to the scope of these initiatives as well as the significance in related spending in 2017 and 2016, these charges were recognized as Special Items.

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

(e)Tax Benefit (Expense) on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. Additionally, we increased our Income tax provision by $34 million in the fourth quarter of 2019 to record a reserve against and by $19 million in the second quarter of 2018 to correct an error related to the tax recorded on a prior year divestiture, the effects of which were previously recorded as a Special Item.

(f)In the fourth quarter of 2019, we completed intra-entity transfers of certain intellectual property rights. As a result of the transfer of certain of these rights, largely to subsidiaries in the United Kingdom (“UK”), we received a step-up in tax basis to current fair value under applicable tax law. To the extent this step-up in tax basis will be amortizable against future taxable income, we recognized one-time deferred tax benefits of $3 million and $226 million as a Special Item in the quarters ended December 31, 2020 and December 31, 2019, respectively. During the quarter ended September 30, 2020, the UK Finance Act 2020 was enacted resulting in an increase in the UK corporate tax rate from 17% to 19%. As a result, in the quarter ended September 30, 2020, we remeasured the related deferred tax asset originally recorded in the fourth quarter of 2019. This remeasurement resulted in the recognition of an additional $25 million deferred tax benefit as a Special Item in the quarter ended September 30, 2020.

(g)In 2018, we recorded a $35 million decrease related to our provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 ("Tax Act") that was reported as a Special Item.  We also recorded a Special Items tax benefit of $31 million in 2018 related to 2018 U.S. foreign tax credits that became realizable directly as a result of the impact of deemed repatriation tax expense associated with the Tax Act.

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

Our results were significantly impacted by the impacts of COVID-19 in the year ended December 31, 2020, as evidenced by our worldwide same-store sales decline of 6%. The impact on our sales in each of our markets has been dependent on the timing, severity and duration of the outbreak, measures implemented by government authorities to reduce the spread of COVID-19, as well as our reliance on dine-in sales in the market. Overall, our sales declines have been primarily driven by temporary store closures, which peaked in early April at about 11,000 restaurants. From that date, temporarily closed restaurants gradually reopened until, as of the end of our third quarter, we had approximately 1,100 units temporarily closed. We continued to see reopenings through the balance of the fourth-quarter; however, due to the second-wave impacts of COVID-19, including increased government restrictions, temporary closures climbed back to approximately 1,000 as of February 4, 2021. As a result, roughly 98% of our system is currently open in a full or limited capacity. Geographies experiencing temporary closures have evolved and we are now seeing more closures in Europe, Canada and the Middle East, offset by some re-openings in Latin America and India. Assets located in malls, transportation centers, airports and other similar locations continue to be pressured, making up many of the temporary closures. In addition to the loss of sales due to restaurants being temporarily closed, we have also lost sales due to the significant number of our open restaurants subject to dining room closures or other limitations on access. We have been able to mitigate the loss of sales due to dining room closures or other limitations on access through the strength of our off-premise channels, aided by increasing consumer access to our brands via digital channels. Our worldwide same-store sales decline of 1% for the fourth quarter of 2020 represents an improvement from the same-store sales declines of 7%, 15% and 2% in the respective first, second and third quarters of 2020.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company's 2021 results. The ultimate pace of recovery will largely depend on the pace of restaurant reopenings and the continuation of current sales trends, although we expect continuing adverse impacts from COVID-19. In addition, for our restaurants that prominently feature drive-thru, carryout and delivery options, COVID-19 has in many cases contributed to an increase in sales during 2020. If the impact of COVID-19 recedes, in-person dining restrictions are lifted or lessened and the restaurant industry in general returns to more normal operations, the benefits to sales experienced by certain of our restaurants, including our Pizza Hut delivery restaurants, could wane and our results could be negatively impacted. As 98% of our restaurants are operated by approximately 2,000 independent franchisees across the world, we are closely monitoring the impact of COVID-19 on our franchisees' financial condition.

Net New Unit Growth

In addition to the restaurants that have been, or continue to be, temporarily closed during 2020, the uncertainties associated with COVID-19 contributed to fewer new restaurant openings and increased permanent restaurant closures during 2020 versus both our recent history and expectations. In addition to permanent closures due to the impacts of COVID-19, the Pizza Hut system also experienced increased permanent closures of certain asset types primarily due to business model pressures as discussed in the following paragraph. For the year ended December 31, 2020, our Concepts collectively opened 2,423 new units while permanently closing 2,516 units.

While net new unit growth at each of KFC, Taco Bell and The Habit Burger Grill was lower than expected in 2020, each Concept realized positive net new unit growth for the year. Pizza Hut experienced a net new unit decline of 1,064 restaurants in

2020, largely due to 1,745 global closures, including 867 closures in the U.S., nearly 300 of which were stores operated by NPC International, Inc. ("NPC") as discussed in the following paragraph. These global closures, which were largely underperforming or low volume casual dining-based and license units, have hastened the transition of the Pizza Hut system to a more delivery-focused and modern estate, which we believe will optimize our ability to grow the Pizza Hut system going forward. However, these and continued closures within our Pizza Hut Division will present a headwind to the Division's net unit and operating profit growth in 2021.

NPC, our largest Pizza Hut U.S. franchisee, filed voluntary petitions on July 1, 2020, to restructure under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. In connection with the bankruptcy filing, we consented to up to 300 mutually selected closures of underperforming units, primarily dine-in assets. These units were largely closed during the quarter ended September 30, 2020. In January 2021, Flynn Restaurant Group, an existing YUM franchisee, announced its intention to acquire NPC’s approximately 950 remaining Pizza Hut U.S. restaurants.

Investment in Grubhub, Inc. ("Grubhub")

In April of 2018 we purchased 2.8 million shares of Grubhub common stock for $200 million. In the quarter ended September 30, 2020, we sold our entire investment in Grubhub and received proceeds of $206 million. While we held our investment in Grubhub common stock we recognized changes in the fair value in our investment in our Consolidated Statements of Income. For the years ended December 31, 2020, 2019 and 2018, we recognized pre-tax investment income of $69 million, pre-tax investment expense of $77 million and pre-tax investment income of $14 million, respectively.

The Habit Restaurants, Inc. Acquisition

On March 18, 2020, we acquired The Habit Restaurants, Inc. for total cash consideration of $408 million, net of cash acquired. We have reflected the ongoing results of Habit Burger Grill’s operations from March 18, 2020 through December 31, 2020, in our Financial Statements. These ongoing results had an insignificant impact on our consolidated results of operations. Additionally, we have included the system sales of Habit Burger Grill for the period from March 18, 2020 through December 31, 2020, in our consolidated system sales and reflected Habit Burger Grill’s same-store sales results for this same period in our consolidated same-store sales results, as applicable, for the year ended December 31, 2020. Consolidated system sales in 2020, excluding the impact of FX and the lapping of the 53rd week in 2019, were positively impacted by one percentage point due to the inclusion of Habit Burger Grill while consolidated same-store sales results were not impacted.

As a result of the impacts of COVID-19 on the results of Habit Burger Grill’s operations, as well as general market conditions, we recorded an after-tax impairment charge of $107 million in the first quarter of 2020 related to the goodwill arising from the preliminary purchase price allocation associated with the acquisition. As we continued to refine our preliminary purchase price allocation for Habit in the quarter ended September 30, 2020, the after-tax impairment charge was adjusted upward by $4 million. We have reflected this impairment as a Special Item, resulting in a Special Item EPS charge for the year ended December 31, 2020, of approximately $0.36. See Note 3.

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

	KFC Division	Pizza Hut Division	Taco Bell Division	Total
Revenues
Company sales	$8	$1	$15	$24
Franchise and property revenues	9	5	10	24
Franchise contributions for advertising and other services	5	5	8	18
Total revenues	$22	$11	$33	$66

Operating Profit
Franchise and property revenues	$9	$5	$10	$24
Franchise contributions for advertising and other services	5	5	8	18
Restaurant profit	1	—	5	6
Franchise and property expenses	—	(1)	—	(1)
Franchise advertising and other services expenses	(5)	(5)	(8)	(18)
G&A expenses	(2)	(1)	(2)	(5)
Operating Profit	$8	$3	$13	$24

KFC Division

The KFC Division has 25,000 units, 84% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of the end of 2020.

				% B/(W)						% B/(W)
				2020						2019
	2020	2019	2018	Reported		Ex FX		Ex FX and 53rd Week in 2019		Reported		Ex FX		Ex FX and 53rd Week in 2019
System Sales	$26,289	$27,900	$26,239	(6)		(5)		(5)		6		10		9
Same-Store Sales Growth %				(9)		N/A		N/A		4		N/A		N/A

Company sales	$506	$571	$894	(11)		(9)		(8)		(36)		(33)		(34)
Franchise and property revenues	1,295	1,390	1,294	(7)		(6)		(5)		7		11		10
Franchise contributions for advertising and other services	471	530	456	(11)		(10)		(9)		16		21		20
Total revenues	$2,272	$2,491	$2,644	(9)		(8)		(7)		(6)		(2)		(3)

Restaurant profit	$67	$87	$119	(24)		(24)		(22)		(26)		(23)		(24)
Restaurant margin %	13.2%	15.3%	13.3%	(2.1)	ppts.	(2.4)	ppts.	(2.4)	ppts.	2.0	ppts.	2.0	ppts.	2.0	ppts.

G&A expenses	$346	$346	$350	—		(1)		(1)		1		(1)		(1)
Franchise and property expenses	91	89	107	(2)		(2)		(3)		17		13		13
Franchise advertising and other services expense	465	520	452	11		9		8		(15)		(20)		(19)
Operating Profit	$922	$1,052	$959	(12)		(12)		(11)		10		14		13

				% Increase (Decrease)
Unit Count	2020	2019	2018	2020	2019
Franchise	24,710	23,759	22,297	4	7
Company-owned	290	345	324	(16)	6
Total	25,000	24,104	22,621	4	7

Company sales and Restaurant margin percentage

In 2020, the decrease in Company sales, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, was driven by refranchising and company same-store sales declines of 6%, partially offset by net new unit growth.

In 2020, the decrease in Restaurant margin percentage was driven by transaction declines and increased restaurant costs, including one-time bonuses and other costs incurred as a result of COVID-19, partially offset by the favorable impact of higher guest check.

Franchise and property revenues

In 2020, the decrease in Franchise and property revenues, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, was driven by franchise same-store sales declines of 9%, partially offset by net new unit growth.

G&A

In 2020, the increase in G&A, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, was driven by higher professional fees, higher share-based compensation and higher salaries, partially offset by lower travel related costs and lower incentive compensation.

Operating Profit

In 2020, the decrease in Operating Profit, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, was driven by same-store sales declines, partially offset by net new unit growth.

Pizza Hut Division

The Pizza Hut Division has 17,639 units, 63% of which are located outside the U.S. Over 99% of the Pizza Hut Division units were operated by franchisees as of the end of 2020. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands.

On December 30, 2018, the Company consummated a strategic alliance with Telepizza Group S.A. (“Telepizza”), to be the master franchisee of Pizza Hut in Latin America and portions of Europe, which added approximately 1,300 Telepizza units to our Pizza Hut Division unit count on December 30, 2018. The addition of the Telepizza units positively impacted 2019 Pizza Hut Division system sales growth, excluding the impacts of foreign currency and 53rd week, by 5 percentage points. The impact to Operating Profit for the year ended December 31, 2019, as a result of the strategic alliance was not significant.

				% B/(W)						% B/(W)
				2020						2019
	2020	2019	2018	Reported		Ex FX		Ex FX and 53rd Week in 2019		Reported		Ex FX		Ex FX and 53rd Week in 2019
System Sales	$11,955	$12,900	$12,212	(7)		(7)		(6)		6		8		7
Same-Store Sales Growth (Decline) %				(6)		N/A		N/A		—		N/A		N/A

Company sales	$76	$54	$69	42		41		42		(23)		(21)		(21)
Franchise and property revenues	552	597	598	(8)		(8)		(7)		—		1		1
Franchise contributions for advertising and other services	374	376	321	(1)		(1)		1		17		18		16
Total revenues	$1,002	$1,027	$988	(2)		(2)		(1)		4		5		4

Restaurant profit	$3	$3	$—	72		67		69		NM		NM		NM
Restaurant margin %	5.1%	4.2%	(0.1)%	0.9	ppts.	0.7	ppts.	0.8	ppts.	4.3	ppts.	4.2	ppts.	4.1	ppts.

G&A expenses	$215	$202	$197	(7)		(7)		(8)		(2)		(3)		(2)
Franchise and property expenses	17	39	45	56		56		54		12		11		13
Franchise advertising and other services expense	365	367	328	—		—		(1)		(12)		(12)		(11)
Operating Profit	$335	$369	$348	(9)		(9)		(8)		6		8		7

				% Increase (Decrease)
Unit Count	2020	2019	2018	2020	2019
Franchise	17,559	18,603	18,369	(6)	1
Company-owned	80	100	62	(20)	61
Total	17,639	18,703	18,431	(6)	1

Company sales

In 2020, the increase in Company sales, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, was driven by the acquisition of stores in the UK in the quarter ended September 30, 2019, and company same-store sales growth of 4%.

Franchise and property revenues

In 2020, the decrease in Franchise and property revenues, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, was driven by franchise same-store sales declines of 6% and net new unit declines.

G&A

In 2020, the increase in G&A, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, was driven by higher share-based compensation, higher professional fees, higher incentive compensation and higher headcount, partially offset by lower travel related costs.

Operating Profit

In 2020, the decrease in Operating Profit, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, was driven by same-store sales declines, higher G&A, net new unit declines, and the write-off of software no longer being used, partially offset by recoveries on past due receivables.

Taco Bell Division

The Taco Bell Division has 7,427 units, 92% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of the end of 2020.

				% B/(W)						% B/(W)
				2020						2019
	2020	2019	2018	Reported		Ex FX		Ex FX and 53rd Week in 2019		Reported		Ex FX		Ex FX and 53rd Week in 2019
System Sales	$11,745	$11,784	$10,786	—		—		1		9		9		8
Same-Store Sales Growth %				(1)		N/A		N/A		5		N/A		N/A
Company sales	$882	$921	$1,037	(4)		(4)		(3)		(11)		(11)		(13)
Franchise and property revenues	662	673	590	(2)		(2)		—		14		14		12
Franchise contributions for advertising and other services	487	485	429	—		—		2		13		13		11
Total revenues	$2,031	$2,079	$2,056	(2)		(2)		(1)		1		1		—

Restaurant profit	$225	$221	$244	2		2		4		(9)		(9)		(11)
Restaurant margin %	25.5%	24.0%	23.5%	1.5	ppts.	1.5	ppts.	1.6	ppts.	0.5	ppts.	0.5	ppts.	0.4	ppts.

G&A expenses	$158	$181	$177	13		13		12		(2)		(3)		(2)
Franchise and property expenses	33	38	28	16		15		15		(33)		(33)		(32)
Franchise advertising and other services expense	484	481	428	(1)		(1)		(2)		(12)		(12)		(11)
Operating Profit	$696	$683	$633	2		2		4		8		8		6

				% Increase (Decrease)
Unit Count	2020	2019	2018	2020	2019
Franchise	6,952	6,895	6,602	1	4
Company-owned	475	468	470	1	—
Total	7,427	7,363	7,072	1	4
Company sales and Restaurant margin percentage

In 2020, the decrease in Company Sales, excluding the impact of lapping the 53rd week in 2019, was driven by company same-store sales declines of 3% and refranchising offset by net new unit growth.

In 2020, the increase in restaurant margin percentage was driven by the favorable impact of higher guest check, lower restaurant operating costs such as labor and repairs and maintenance costs due to dining room closures as a result of COVID-19 and lower advertising costs, partially offset by transaction declines and a COVID-19 related bonus for restaurant employees.

Franchise and property revenues

In 2020, Franchise and property revenues were flat for the year, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, as net new unit growth was offset by franchise same-store sales declines of 1%.

G&A

In 2020, the decrease in G&A, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, was driven by lower incentive compensation, lower travel related costs, decreased professional fees and decreased salaries, partially offset by higher share-based compensation.

Operating Profit

In 2020, the increase in Operating Profit, excluding the impacts of foreign currency translation and lapping the 53rd week in 2019, was driven by lower G&A costs, net new unit growth and lower restaurant operating costs partially offset by same-store sales declines and higher restaurant asset impairment charges.

Habit Burger Grill Division

The Habit Burger Grill Division has 287 units, the vast majority of which are in the U.S. The Company owned 91% of the Habit Burger Grill units in the U.S. as of December 31, 2020. From March 18, 2020, the date we acquired The Habit Burger Grill, through December 31, 2020, we reported a same-store sales decline of 11%. Total revenues and Operating loss were $347 million and $22 million, respectively, for the period from March 18, 2020 through December 31, 2020. During this period we also opened 14 gross new restaurants.

Corporate & Unallocated

				% B/(W)
(Expense)/Income	2020	2019	2018	2020		2019
Corporate and unallocated G&A	$(312)	$(188)	$(171)	(66)		(10)
Unallocated Company restaurant expenses	—	—	3	NM		(95)
Unallocated Franchise and property expenses	(4)	(14)	(8)	68		(72)
Unallocated Refranchising gain (loss) (See Note 5)	34	37	540	(9)		(93)
Unallocated Other income (expense)	(146)	(9)	(8)	NM		NM
Investment income (expense), net (See Note 5)	74	(67)	9	NM		NM
Other pension income (expense) (See Note 15)	(14)	(4)	(14)	NM		71
Interest expense, net	(543)	(486)	(452)	(12)		(8)
Income tax provision (See Note 18)	(116)	(79)	(297)	(48)		74
Effective tax rate (See Note 18)	11.4%	5.7%	16.2%	(5.7)	ppts.	10.5	ppts.

Corporate and unallocated G&A

In 2020, the increase in Corporate and unallocated G&A expense was driven by charitable contributions of $50 million related to our “Unlocking Opportunity Initiative” and $25 million related to COVID-19 relief (see Note 5). The increase was also driven by costs associated with a voluntary early retirement program offered to our U.S. based employees and a related worldwide severance program (see Note 5), higher professional fees including costs associated with the acquisition of The Habit Burger Grill and higher share-based compensation, partially offset by lower expenses related to our incentive and deferred compensation programs.

Unallocated Franchise and property expenses

Unallocated Franchise and property expenses reflect charges related to the Pizza Hut U.S. Transformation Agreement and/or the KFC U.S. Acceleration Agreement.

Unallocated Other income (expense)

Unallocated Other income (expense) for the year ended December 31, 2020, includes a charge of $144 million related to the impairment of Habit Burger Grill goodwill (see Note 3). The year ended December 31, 2019, includes a settlement of contingent consideration charge of $8 million associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses (see Note 8).

Interest expense, net

The increase in Interest expense, net for 2020 was driven by increased outstanding borrowings and $34 million of premiums paid and other costs associated with extinguishment of debt (see Note 5), partially offset by a decrease in the rate on our floating rate debt.

Consolidated Cash Flows

Net cash provided by operating activities was $1,305 million in 2020 compared to $1,315 million in 2019.  The decrease was largely driven by a decrease in Operating Profit before Special Items and higher charitable contributions reflected as Special Items, partially offset by lower advertising spending.

Net cash used in investing activities was $335 million in 2020 compared to $88 million in 2019.  The increase was primarily driven by the acquisition of The Habit Restaurants, Inc. and lower refranchising proceeds in the current year, partially offset by proceeds from the sale of our investment in Grubhub, Inc. common stock and lower capital spending.

Net cash used in financing activities was $738 million in 2020 compared to $938 million in 2019. The decrease was primarily driven by lower share repurchases, partially offset by lower net borrowings.

Consolidated Financial Condition

Our Consolidated Balance Sheet was impacted by the acquisition of The Habit Restaurants, Inc. (See Note 3).

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash generated by operations and our revolving facilities. As of December 31, 2020, we had Cash and cash equivalents of $730 million. We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have historically been in excess of $1 billion. Decreases in operating cash flows from the operation of fewer Company-owned stores in recent years due to refranchising have been offset, and are expected to continue to be offset, with savings generated from decreased capital investment and G&A required to support company operations.

We believe that our existing cash on hand, cash from operations and availability under our Revolving Facility (as defined below), will be sufficient to fund our operations, anticipated capital expenditures and debt repayment obligations over the next twelve months. Our balance sheet often reflects a working capital deficit, which is not uncommon in our industry and is also historically common for YUM. Our royalty receivables from franchisees are generally due within 30 days of the period in which the related sales occur and Company sales are paid in cash or by credit card (which is quickly converted into cash). Substantial amounts of cash received have historically been either returned to shareholders or invested in new restaurant assets which are non-current in nature. As part of our working capital strategy, we negotiate favorable credit terms with vendors and, as a result, our on-hand inventory turns faster than the related short-term liabilities. Accordingly, it is not unusual for current liabilities to exceed current assets. We believe such a deficit has no significant impact on our liquidity or operations.

During 2020 net cash provided by operating activities was negatively impacted by lower Operating Profit due in large part to the impacts of the COVID-19 pandemic. In light of the impacts on our business from the COVID-19 pandemic, the Company took the following steps to bolster our cash balance and increase our liquidity position during 2020.

•During the first quarter of 2020, we suspended our share repurchase program, pursuant to which the Company's Board of Directors previously authorized repurchases of up to $2 billion of the Company's common stock through June 30, 2021, (the “Share Repurchase Program”). Commensurate with the performance of the business, health of our balance sheet and liquidity position, including our repayment of remaining borrowings under our Revolving Facility during the quarter ended September 30, 2020, and our confidence that we will grow back into our ~5.0x EBITDA consolidated net leverage target by second-quarter 2021, we resumed share repurchases in the fourth quarter of 2020.

•On March 24, 2020, Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC (collectively, the “Borrowers”), each a wholly-owned subsidiary of Yum! Brands, Inc., borrowed $525 million under our existing Revolving Facility. This borrowing, together with $425 million borrowed under the Revolving Facility on March 18, 2020, to fund amounts associated with the acquisition of The Habit Restaurants, Inc., resulted in an aggregate of $950 million outstanding under the Revolving Facility as of March 31, 2020. In the second and third quarters of 2020 we made repayments of $375 million and $575 million, respectively, and as of both December 31, 2020 and September 30, 2020, our Revolving Facility was undrawn. The current interest rate for borrowings under the Revolving Facility is LIBOR plus 1.50%.

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

Debt Instruments

As of December 31, 2020, approximately 93%, including the impact of interest rate swaps, of our $10.7 billion of total debt outstanding, excluding finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.7%. We are currently managing towards a capital structure which reflects consolidated leverage, net of available cash, in-line with our target of ~5.0x EBITDA and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of December 31, 2020.

	2021	2022	2023	2024	2025	2026	2027	2028	2030	2031	2037	2043	Total
Securitization Notes	$29	$29	$1,281	$16	$16	$921	$6	$571					$2,869
Credit Agreement	76	395	20	20	1,836								2,347
Subsidiary Senior Unsecured Notes						1,050	750						1,800
YUM Senior Unsecured Notes	350		325		600				800	1,050	325	275	3,725
Total	$455	$424	$1,626	$36	$2,452	$1,971	$756	$571	$800	$1,050	$325	$275	$10,741

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

Credit Agreement includes senior secured credit facilities consisting of a $431 million Term Loan A facility (the “Term Loan A Facility"), a $1.9 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.0 billion revolving facility (the “Revolving Facility”) issued by the Borrowers. Our Revolving Facility was undrawn as of December 31, 2020.  The interest rates applicable to the Term Loan A Facility and Revolving Facility range from 1.25% to 1.75% plus LIBOR or from 0.25% to

0.75% plus the Base Rate, at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement).  The interest rates applicable to the Term Loan B Facility are 1.75% plus LIBOR or 0.75% plus the Base Rate, at the Borrowers' election. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement.

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

YUM Senior Unsecured Notes include seven series of senior unsecured notes issued by Yum! Brands, Inc. totaling $3.7 billion with fixed interest rates ranging from 3.625% to 7.75%.  Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness or the failure to pay principal of such indebtedness above certain thresholds will constitute an event of default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

See Note 11 for details on the Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

Contractual Obligations

Our significant contractual obligations and payments as of December 31, 2020, included:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(a)	$14,037	$945	$2,993	$3,249	$6,850
Finance leases(b)	102	9	19	16	58
Operating leases(b)	1,225	128	256	218	623
Purchase obligations(c)	473	230	141	67	35
Benefit plans and other(d)	197	29	36	34	98
Total contractual obligations	$16,034	$1,341	$3,445	$3,584	$7,664

(a)Amounts include maturities of debt outstanding as of December 31, 2020, and expected interest payments on those outstanding amounts on a nominal basis.  The estimated interest payments related to the variable rate portion of our debt are based on current LIBOR interest rates. See Note 11.

(b)These obligations, which are shown on a nominal basis and represent the non-cancellable term of the lease, relate primarily to approximately 800 Company-owned restaurants and 350 units that we sublease land, building or both to our franchisees.  See Note 12.

(c)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  We have excluded agreements that are cancellable without penalty.  Purchase obligations relate primarily to marketing, information technology and supply agreements.

(d)Includes actuarially-determined timing of payments from our most significant unfunded pension plan as well as scheduled payments from our deferred compensation plan and other unfunded benefit plans where payment dates are determinable. This table excludes $37 million of future benefit payments for deferred compensation and other unfunded benefit plans to be paid upon separation of employee's service or retirement from the company, as we cannot reasonably estimate the dates of these future cash payments.

We sponsor noncontributory defined benefit pension plans covering certain salaried and hourly employees, the most significant of which are in the U.S. and UK.  The most significant of the U.S. plans, the YUM Retirement Plan (the “Plan”), is funded while benefits from our other significant U.S. plan are paid by the Company as incurred (see footnote (d) above).  Our funding policy for the Plan is to contribute annually amounts that will at least equal the minimum amounts required to comply with the Pension Protection Act of 2006.  However, additional voluntary contributions are made from time-to-time to improve the Plan’s funded status.  At December 31, 2020, the Plan was in a net underfunded position of $20 million.  The UK pension plans were in a net overfunded position of $78 million at our 2020 measurement date.

We do not anticipate making any significant contributions to the Plan in 2021. Investment performance and corporate bond rates have a significant effect on our net funding position as they drive our asset balances and discount rate assumptions.  Future changes in investment performance and corporate bond rates could impact our funded status and the timing and amounts of required contributions in 2021 and beyond.

Our post-retirement health care plan in the U.S. is not required to be funded in advance, but is pay as you go.  We made post-retirement benefit payments of $3 million in 2020 and no future funding amounts are included in the contractual obligations table.  See Note 15.

We have excluded from the contractual obligations table payments we may make for exposures for which we are self-insured, including workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively “property and casualty losses”) and employee healthcare and long-term disability claims.  The majority of our recorded liability for self-insured property and casualty losses and employee healthcare and long-term disability claims represents estimated reserves for incurred claims that have yet to be filed or settled. See Note 20.

We have not included in the contractual obligations table $64 million of liabilities for unrecognized tax benefits relating to various tax positions we have taken.  These liabilities may increase or decrease over time as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.

As discussed further in Note 20, on January 29, 2020, we received an order from the Special Director of the Directorate of Enforcement in India imposing a penalty on Yum! Restaurants India Private Limited of approximately Indian Rupee 11 billion, or approximately $150 million, primarily relating to alleged violations of operating conditions imposed in 1993 and 1994. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order remains in effect, and the next hearing is scheduled for March 24, 2021. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

Off-Balance Sheet Arrangements

See the Lease Guarantees section of Note 20 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates, including the impact on our interest rate swaps. As of December 30, 2020, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges. We do not anticipate the impact of adopting this standard will be material to our Financial Statements.

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

Business Combinations

The acquisition of The Habit Restaurants, Inc. was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at March 18, 2020. We will continue to obtain information to assist in determining the fair value of net assets acquired during the remaining measurement period.

As discussed below, during the year ended December 31, 2020, we recorded an impairment charge related to Habit Burger Grill reporting unit goodwill resulting from the impacts of COVID-19 on substantially all Habit Burger grill restaurants. In the event that actual results further vary from any of the estimates or assumptions used in applying the acquisition method of accounting, we may be required to record an additional impairment charge or an increase in depreciation or amortization in future periods, or both.

See Note 3 for additional information about accounting for the acquisition of The Habit Restaurants, Inc.

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

In each of the years ended December 31, 2019 and 2018 our primary indicator of potential impairment for our restaurant assets was two consecutive years of operating losses. For the year ended December 31, 2020, as a result of the impacts of the COVID-19 pandemic this indicator was expanded to include restaurants that were open less than two years with operating losses as of our annual impairment test. This expanded impairment indicator resulted in an increase in the number of store assets reviewed for potential impairment. As a result of our annual impairment review, we recognized store impairment charges of $12 million, which is presented within Other (income) expense in our Consolidated Statement of Income. The magnitude of the charges recorded during the year ended December 31, 2020, was not particularly sensitive to variations in fair value input as, in most situations, the fair value of the store assets, except the value of any right-of-use lease asset, if applicable, was fully impaired. Fair value estimates of right-of-use lease assets in such instances included an estimate of sublease income from a non-franchisee that could be reasonably obtained, which typically resulted in a partial impairment of the right-of-use lease assets.

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. Our most significant indefinite-lived intangible asset is our Habit Burger Grill brand asset with a book value of $96 million at December 31, 2020. As of our fourth quarter 2020 annual impairment testing date, the Habit Burger Grill's forecasted results have improved from those used in determining the brand asset value as part of the initial valuation at the date of the acquisition and we determined that it was not more likely than not that the Habit Burger Grill brand asset was impaired.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our business units (which are aligned based on geography) in our KFC, Pizza Hut, Taco Bell and Habit Burger Grill Divisions. Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from franchise royalties and Company-owned restaurant operations, if any. Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit.

Future cash flows are based on growth expectations relative to recent historical performance and incorporate sales growth (from net new units or same-store sales growth) and margin improvement (for those reporting units which include Company-owned restaurant operations) assumptions that we believe a third-party buyer would assume when determining a purchase price for the reporting unit.  Any margin improvement assumptions that factor into the discounted cash flows are highly correlated with sales growth as cash flow growth can be achieved through various interrelated strategies such as product pricing and restaurant productivity initiatives. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.

Other than the Habit Burger Grill reporting unit, the fair values of all our reporting units with goodwill balances were substantially in excess of their respective carrying values as of the 2020 goodwill testing date. During the first quarter of 2020, the operations of substantially all Habit Burger Grill restaurants were impacted by COVID-19. As a result, we performed an interim impairment test of the Habit Burger Grill reporting unit goodwill as of March 31, 2020. This test of impairment included comparing the estimated fair value of the Habit Burger Grill reporting unit to its carrying value, including goodwill, as originally determined through our preliminary purchase price allocation performed through application of the acquisition method of accounting. The fair value estimate of the Habit Burger Grill reporting unit was based on the estimated price a willing buyer would pay for the reporting unit and was determined using an income approach through a discounted cash flow analysis using unobservable inputs (Level 3). The most impactful of these inputs included future average unit volumes of Habit Burger Grill restaurants as well as restaurant unit counts. The fair value was determined based upon a probability-weighted average of three scenarios, which included assumed recovery of Habit Burger Grill average unit volumes to a pre—COVID-19 level over periods ranging from the beginning of 2021 to the end of 2022. Factors impacting restaurant unit counts were near-term unit closures as the result of COVID-19 as well as the pace of expected new unit development. Unit counts assumed were correlated with the expected recoveries in average unit volumes. Based upon this fair value estimate, we determined that the carrying value of our Habit Burger Grill reporting unit exceeded its fair value. As a result, during the first quarter of 2020 we recorded a goodwill impairment charge of $139 million to Other (income) expense and a corresponding income tax benefit of $32 million. As we continued to refine our preliminary purchase price allocation in the quarter ended September 30, 2020, the impairment charge was adjusted upward by $5 million, which resulted in a corresponding income tax benefit of $1 million. The amount of the goodwill impairment charge and related tax benefit could change again as we finalize the purchase price allocation associated with the acquisition. As of the beginning of our fourth quarter, the date of our annual goodwill impairment assessment, Habit’s forecasted results have improved from those relied upon in our March 31, 2020, interim impairment test and we determined that it was not more likely than not that the fair value of the Habit Burger Grill reporting unit was less than its carrying value.

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

During 2020, refranchising activity completed by the Company was limited and the write-off of goodwill associated with these transactions was less than $1 million.

See Note 2 for a further discussion of our policies regarding goodwill.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $1,133 million and a fair value of plan assets of $1,014 million at December 31, 2020.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 2.80% at December 31, 2020.  The primary basis for this discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or Standard & Poor's ("S&P") with cash flows that mirror our expected benefit payment cash flows under the plans.  We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody's and S&P) and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $71 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $79 million at our measurement date.

The net periodic benefit cost we will record in 2021 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date.  We expect net periodic benefit cost plus expected pension settlement charges for our U.S. plans to increase approximately $4 million in 2021.  A 50 basis-point change in our discount rate assumption at our 2020 measurement date would impact our 2021 U.S. net periodic benefit cost by approximately $8 million. The impacts of changes in net periodic benefit costs are reflected primarily in Other pension (income) expense.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical and expected future returns for each asset category.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2021 pension expense, at December 31, 2020, was 5.25%, net of administrative and investment fees paid from plan assets.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2021 U.S. net periodic benefit cost by approximately $8 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 5.25% will impact our unrecognized pre-tax actuarial net loss by approximately $8 million.

A decrease in discount rates over time has largely contributed to an unrecognized pre-tax actuarial net loss of $96 million included in AOCI for these U.S. plans at December 31, 2020.  We will recognize approximately $22 million of such loss in net periodic benefit cost in 2021 versus $14 million recognized in 2020. See Note 15.

Income Taxes

At December 31, 2020, we had valuation allowances of approximately $789 million to reduce our $1,636 million of deferred tax assets to amounts that are more likely than not to be realized. The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal, state and foreign jurisdictions and net operating losses in certain foreign jurisdictions, the majority of which do not expire. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies and refranchising plans. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At December 31, 2020, we had $175 million of unrecognized tax benefits, $132 million of which would impact the effective tax rate if recognized. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

The 2017 Tax Cuts and Jobs Act included a mandatory deemed repatriation tax on accumulated earnings of foreign subsidiaries, and as a result, previously unremitted earnings for which no U.S. deferred tax liability had been provided have now been subject to U.S. tax. Repatriation of earnings generated after December 31, 2017, will generally be eligible for the 100% dividends received deduction or considered a distribution of previously taxed income and, therefore, exempt from U.S. federal tax. Undistributed foreign earnings may still be subject to certain state and foreign income and withholding taxes upon repatriation. Our cash currently held overseas is primarily limited to that necessary to fund working capital requirements. Thus, we have not provided taxes on our foreign unremitted earnings, including U.S. state income and foreign withholding taxes, as we believe they are indefinitely reinvested. See Note 18 for a further discussion of our Income taxes.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S. Our outstanding total debt, excluding finance leases and debt issuance costs and discounts, of $10.7 billion includes 78% fixed-rate debt and 22% variable-rate debt. We have attempted to minimize the interest rate risk from variable-rate debt through the use of interest rate swaps that, as of December 31, 2020, result in a fixed interest rate on $1.55 billion of our variable-rate debt. As a result, approximately 93% of our $10.7 billion of outstanding debt at December 31, 2020, is effectively fixed-rate debt. See Note 11 for details on our outstanding debt and Note 13 for details related to interest rate swaps.

As of both December 31, 2020 and December 31, 2019, a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period after consideration of the aforementioned interest rate swaps, in an increase of approximately $8 million in Interest expense, net within our Consolidated Statement of Income. These estimated amounts are based upon the current level of variable-rate debt that has not been swapped to fixed and assume no changes in the volume or composition of that debt and exclude any impact from interest income related to cash and cash equivalents.

The fair value of our cumulative fixed-rate debt of $8.4 billion as of December 31, 2020, would decrease approximately $475 million as a result of the same hypothetical 100 basis-point increase. At December 31, 2020, a hypothetical 100 basis-point decrease in short-term interest rates would increase the liability associated with the fair value of our interest rate swaps by approximately $24 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the durations.

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

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.3 billion as of December 31, 2020. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 31, 2020, Operating Profit would have decreased approximately $115 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes, local currency sales or input prices.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum! Brands, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ deficit for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired The Habit Restaurants, Inc. and its subsidiaries (Habit Burger Grill) during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, Habit Burger Grill’s internal control over financial reporting associated with approximately 9% of total assets and 6% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Habit Burger Grill.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal year 2019 due to the adoption of Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of unrecognized tax benefits

As discussed in Note 18 to the consolidated financial statements, the Company has recorded unrecognized tax benefits, excluding associated interest, of $175 million. Tax laws are complex and often subject to different interpretations by tax payers and the respective taxing authorities.

We identified the evaluation of the Company’s unrecognized tax benefits as a critical audit matter. Subjective and complex auditor judgment was required to evaluate tax law and regulations, court rulings and audit settlements in the related taxing jurisdiction to determine the population of significant uncertain tax positions identified by the Company arising from tax planning strategies.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s identification of uncertain tax positions process. This included controls related to (1) identifying tax planning strategies that create significant uncertain tax positions, (2) evaluating interpretations of tax laws and court rulings, and (3) assessing which tax positions may not be sustained upon examination by a taxing authority. We involved tax professionals with specialized skills and knowledge who assisted in:

●    Obtaining an understanding of the Company’s tax planning strategies;

●    Identifying tax positions created by tax planning strategies and comparing the results to the Company’s identification of uncertain tax positions;

●    Evaluating the Company’s interpretation of tax laws and court rulings by developing an independent assessment; and

●    Performing an independent assessment to identify tax positions that may not be sustained upon examination by the respective taxing authority and comparing the results to the Company’s assessment.

Acquisition-date fair value of the brand and subsequent assessment of goodwill impairment - Habit Burger Grill

As discussed in Note 3 to the consolidated financial statements, the Company completed the acquisition of The Habit Restaurants, Inc. (Habit Burger Grill) during fiscal year 2020 for total cash consideration of $408 million. The acquisition was accounted for as a business combination using the acquisition method of accounting. As a result of the transaction, the Company acquired certain intangible assets, including the Habit Burger Grill brand (the brand). The acquisition-date fair value for the brand was $96 million. The Company performs its goodwill impairment testing on an annual basis and whenever events or circumstances indicate that the carrying value of a reporting unit likely exceeds it fair value. As a result of the impact of COVID-19 on substantially all of Habit Burger Grill restaurants’ operations during the first quarter of 2020, the Company performed an interim impairment test of the Habit Burger Grill reporting unit (the reporting unit) and recorded a goodwill impairment charge of $139 million and a corresponding income tax benefit of $32 million.

We identified the evaluation of the acquisition-date fair value of the brand, and the subsequent fair value estimate of the reporting unit for the subsequent goodwill impairment assessment as a critical audit matter. Subjective and complex auditor judgment was required to evaluate the acquisition-date fair value of the brand and subsequent fair value of the reporting unit. The fair value estimates used the following significant assumptions for which there was limited observable market information: projected cash flows, including the projected growth in restaurant unit counts and average unit volumes, royalty rate, and discount rates. The determined fair values of the brand and the reporting unit, which directly impacted the goodwill impairment charge, were subjective determinations and sensitive to variation. Changes in those assumptions could have had a significant effect on acquisition-date fair value of the brand and subsequent fair value of the reporting unit. In addition, due to the economic impact of the COVID-19 pandemic on the Company’s business, there was significant uncertainty associated with these inputs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition and related impairment process, including controls related to:

●    the development of the projected cash flows including the projected growth in restaurant unit counts and average unit volumes used to determine the acquisition-date brand fair value and subsequent fair value of the reporting unit

●    the assumed royalty rate used to determine the acquisition-date fair value of the brand; and

●    the assumed discount rates used to determine the acquisition-date brand fair value and subsequent fair value of the reporting unit

We compared the Company’s projected cash flows including the projected growth in restaurant unit counts and average unit volumes used in the valuations to the underlying business strategies and growth plans for the acquisition. We compared the Company’s projected cash flows to Habit Burger Grill’s historical results. We involved valuation professionals with specialized skills and knowledge who assisted in:

●    evaluating the projected cash flows by comparing them to peer companies used in both the acquisition-date brand fair value and subsequent fair value of the reporting unit

●    analyzing the assumed royalty rate by benchmarking against other acquisitions of peer companies; and

●    evaluating the discount rates used in the valuations, by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Louisville, Kentucky
February 19, 2021

Consolidated Statements of Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2020, 2019 and 2018
(in millions, except per share data)
	2020	2019	2018
Revenues
Company sales	$1,810	$1,546	$2,000
Franchise and property revenues	2,510	2,660	2,482
Franchise contributions for advertising and other services	1,332	1,391	1,206
Total revenues	5,652	5,597	5,688
Costs and Expenses, Net
Company restaurant expenses	1,506	1,235	1,634
General and administrative expenses	1,064	917	895
Franchise and property expenses	145	180	188
Franchise advertising and other services expense	1,314	1,368	1,208
Refranchising (gain) loss	(34)	(37)	(540)
Other (income) expense	154	4	7
Total costs and expenses, net	4,149	3,667	3,392

Operating Profit	1,503	1,930	2,296
Investment (income) expense, net	(74)	67	(9)
Other pension (income) expense	14	4	14
Interest expense, net	543	486	452
Income before income taxes	1,020	1,373	1,839
Income tax provision	116	79	297
Net Income	$904	$1,294	$1,542

Basic Earnings Per Common Share	$2.99	$4.23	$4.80

Diluted Earnings Per Common Share	$2.94	$4.14	$4.69

Dividends Declared Per Common Share	$1.88	$1.68	$1.44

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2020, 2019 and 2018
(in millions)

	2020	2019	2018

Net Income	$904	$1,294	$1,542
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	39	28	(94)
Reclassifications of adjustments and (gains) losses into Net Income	—	—	(4)
	39	28	(98)
Tax (expense) benefit	—	(4)	6
	39	24	(92)

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(8)	(39)	32
Reclassification of (gains) losses into Net Income	18	10	22
	10	(29)	54
Tax (expense) benefit	(2)	7	(13)
	8	(22)	41

Changes in derivative instruments
Unrealized gains (losses) arising during the year	(99)	(51)	19
Reclassification of (gains) losses into Net Income	6	(25)	(39)
	(93)	(76)	(20)
Tax (expense) benefit	23	20	6
	(70)	(56)	(14)

Other comprehensive income (loss), net of tax	(23)	(54)	(65)
Comprehensive Income	$881	$1,240	$1,477

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2020, 2019 and 2018
(in millions)
	2020	2019	2018
Cash Flows – Operating Activities
Net Income	$904	$1,294	$1,542
Depreciation and amortization	146	112	137
Impairment and closure expense	172	5	6
Refranchising (gain) loss	(34)	(37)	(540)
Investment (income) expense, net	(74)	67	(9)
Contributions to defined benefit pension plans	(6)	(15)	(16)
Deferred income taxes	(65)	(232)	(11)
Share-based compensation expense	97	59	50
Changes in accounts and notes receivable	62	(56)	(66)
Changes in prepaid expenses and other current assets	8	(8)	—
Changes in accounts payable and other current liabilities	128	(36)	(68)
Changes in income taxes payable	(110)	23	65
Other, net	77	139	86
Net Cash Provided by Operating Activities	1,305	1,315	1,176
Cash Flows – Investing Activities
Capital spending	(160)	(196)	(234)
QuikOrder acquisition, net of cash acquired	—	—	(66)
Acquisition of The Habit Restaurants, Inc., net of cash acquired	(408)	—	—
Proceeds from sale/(purchase) of investment in Grubhub, Inc. common stock	206	—	(200)
Proceeds from refranchising of restaurants	19	110	825
Other, net	8	(2)	(12)
Net Cash Provided by (Used in) Investing Activities	(335)	(88)	313
Cash Flows – Financing Activities
Proceeds from long-term debt	1,650	800	1,556
Repayments of long-term debt	(1,517)	(331)	(1,264)
Revolving credit facilities, three months or less, net	—	—	—
Short-term borrowings, by original maturity
More than three months – proceeds	95	130	59
More than three months – payments	(100)	(126)	(59)
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(239)	(815)	(2,390)
Dividends paid on Common Stock	(566)	(511)	(462)
Debt issuance costs	(20)	(10)	(13)
Other, net	(41)	(75)	(47)
Net Cash Used in Financing Activities	(738)	(938)	(2,620)
Effect of Exchange Rate on Cash and Cash Equivalents	24	5	(63)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	256	294	(1,194)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – Beginning of Year	768	474	1,668
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – End of Year	$1,024	$768	$474

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Yum! Brands, Inc. and Subsidiaries
December 31, 2020 and 2019
(in millions)
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$730	$605
Accounts and notes receivable, net	534	584
Prepaid expenses and other current assets	425	338
Total Current Assets	1,689	1,527

Property, plant and equipment, net	1,235	1,170
Goodwill	597	530
Intangible assets, net	343	244
Other assets	1,435	1,313
Deferred income taxes	553	447
Total Assets	$5,852	$5,231

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,189	$960
Income taxes payable	33	150
Short-term borrowings	453	431
Total Current Liabilities	1,675	1,541

Long-term debt	10,272	10,131
Other liabilities and deferred credits	1,796	1,575
Total Liabilities	13,743	13,247

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 300 shares issued in 2020 and 2019	—	—
Accumulated deficit	(7,480)	(7,628)
Accumulated other comprehensive loss	(411)	(388)
Total Shareholders’ Deficit	(7,891)	(8,016)
Total Liabilities and Shareholders’ Deficit	$5,852	$5,231

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Deficit
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2020, 2019 and 2018
(in millions)
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2017	332	$—	$(6,063)	$(271)	$(6,334)

Net Income			1,542		1,542
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $6 million)				(88)	(88)
Reclassification of translation adjustments into income				(4)	(4)
Pension and post-retirement benefit plans (net of tax impact of $13 million)				41	41
Net loss on derivative instruments (net of tax impact of $6 million)				(14)	(14)
Comprehensive Income					1,477
Dividends declared			(464)		(464)
Repurchase of shares of Common Stock	(28)	(38)	(2,356)		(2,394)
Employee share-based award exercises	2	(41)			(41)
Share-based compensation events		79			79
Adoption of accounting standards			(251)	2	(249)
Balance at December 31, 2018	306	$—	$(7,592)	$(334)	$(7,926)

Net Income			1,294		1,294
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $4 million)				24	24
Pension and post-retirement benefit plans (net of tax impact of $7 million)				(22)	(22)
Net loss on derivative instruments (net of tax impact of $20 million)				(56)	(56)
Comprehensive Income					1,240
Dividends declared			(514)		(514)
Repurchase of shares of Common Stock	(8)	(14)	(796)		(810)
Employee share-based award exercises	2	(57)	(18)		(75)
Share-based compensation events		71			71
Adoption of accounting standards			(2)		(2)
Balance at December 31, 2019	300	$—	$(7,628)	$(388)	$(8,016)

Net Income			904		904
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				39	39
Pension and post-retirement benefit plans (net of tax impact of $2 million)				8	8
Net loss on derivative instruments (net of tax impact of $23 million)				(70)	(70)
Comprehensive Income					881
Dividends declared			(569)		(569)
Repurchase of shares of Common Stock	(2)	(71)	(179)		(250)
Employee share-based award exercises	2	(41)			(41)
Share-based compensation events		112			112
Adoption of accounting standards			(8)		(8)
Balance at December 31, 2020	300	$—	$(7,480)	$(411)	$(7,891)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 50,000 restaurants in more than 150 countries and territories primarily under the concepts of KFC, Pizza Hut, Taco Bell and The Habit Burger Grill (collectively, the "Concepts"). The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2020, 98% of our restaurants were owned and operated by franchisees.

Through our widely-recognized Concepts, we develop, operate or franchise a system of both traditional and non-traditional restaurants. The terms "franchise" or "franchisee" within these Consolidated Financial Statements are meant to describe third parties that operate units under either franchise or license agreements. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru service. Non-traditional units include express units and kiosks which have a more limited menu and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. As of December 31, 2020, over 35,000 of our restaurants are also currently offering delivery. We also operate or franchise multibrand units, where two or more of our Concepts are operated in a single unit.

As of December 31, 2020, YUM consisted of four operating segments:

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

Our most significant variable interests are in certain entities that operate restaurants under our Concepts’ franchise arrangements.  We do not typically provide significant financial support such as loans or guarantees to our franchisees.  Thus, our most significant variable interests in franchisees result from real estate lease arrangements to which we are a party.  At the end of 2020, YUM has future lease payments due from certain franchisees, on a nominal basis, of approximately $1 billion, and we are secondarily liable on certain other lease agreements that have been assigned to certain franchisees. See the Lease Guarantees section in Note 20. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

We do not have an equity interest in any of our franchisee businesses except for a minority interest in an entity that owns our KFC Brazil and Pizza Hut Brazil master franchisee rights and a minority interest in an entity that operates KFC and Pizza Hut franchised units in India. These minority interests do not give us the ability to significantly influence these entities and we account for our investment in these entities as equity securities. When the fair value of these equity securities is readily determinable we record changes in fair value in Investment (income) expense, net. When the fair value of these equity securities is not readily determinable we apply the measurement alternative in accordance with ASC Topic 321 and, when applicable, record fair value changes from observable prices as well as impairment in Investment (income) expense, net.

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

Fiscal Year.  YUM's fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. The majority of our U.S. subsidiaries and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consists of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. Our Habit Burger Grill subsidiaries, which we acquired on March 18, 2020, operate on a weekly periodic calendar where each quarter consists of 13 weeks, except in fiscal years with 53 weeks when the fourth quarter consists of 14 weeks. Our remaining international subsidiaries operate on a monthly calendar similar to that on which YUM operates.

Fiscal year 2019 included 53 weeks for our U.S. businesses and for our international subsidiaries that reported on a period calendar. The 53rd week added $66 million to Total revenues, $24 million to Operating Profit and $17 million to Net Income in our 2019 Consolidated Statement of Income.

Our next fiscal year scheduled to include a 53rd week is 2024.

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the U.S. are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2020, net cumulative translation adjustment losses of $182 million are recorded in Accumulated other comprehensive income ("AOCI") in the Consolidated Balance Sheet.

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

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2020. These reclassifications had no effect on previously reported Net Income.

Revenue Recognition. Below is a discussion of how our revenues are earned, our accounting policies pertaining to revenue recognition subsequent to the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) and other required disclosures.

We adopted Topic 606 at the beginning of the year ended December 31, 2018, using the modified retrospective method. Topic 606 was applied to all contracts with customers as of January 1, 2018, and the cumulative effect of this transition was recorded as an increase to Accumulated deficit of $240 million as of this date.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue transaction and collected from a customer are excluded from revenue.

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

Continuing fees represent the substantial majority of the consideration we receive under our franchise agreements. Continuing fees are typically billed and paid monthly and are usually 4% - 6% for store-level franchise agreements. Master franchise agreements allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories. The percentage of sales that we receive for restaurants owned or sub-franchised by our master franchisees as a continuing fee is typically less than the percentage we receive for restaurants operating under a store-level franchise agreement. Based on the application of the sales-based royalty exception within Topic 606 continuing fees are recognized as the related restaurant sales occur.

Upfront franchise fees are typically billed and paid when a new franchise or sub-franchise agreement becomes effective or when an existing agreement is transferred to another franchisee or sub-franchisee. We have determined that the services we provide in exchange for upfront franchise fees, which primarily relate to pre-opening support, are highly interrelated with the franchise right and are not individually distinct from the ongoing services we provide to our franchisees. As a result, upfront franchise fees are recognized as revenue over the term of each respective franchise or sub-franchise agreement. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s or sub-franchisee's right to use and benefit from the intellectual property. Revenues from continuing fees and upfront franchise fees are presented within Franchise and property revenues in our Consolidated Statements of Income.

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

Franchise Contributions for Advertising and Other Services

Advertising Cooperatives

We have determined we act as a principal in the transactions entered into by the advertising cooperatives we are required to consolidate based on our responsibility to define the nature of the goods or services provided and/or our commitment to pay for advertising services in advance of the related franchisee contributions. Additionally, we have determined the advertising services provided to franchisees are highly interrelated with the franchise right and therefore not distinct. Franchisees remit to these consolidated advertising cooperatives a percentage of restaurant sales as consideration for providing the advertising services. As a result, revenues for advertising services are recognized when the related restaurant sales occur based on the application of the sales-based royalty exception within Topic 606. Revenues for these services are typically billed and received on a monthly basis. These revenues are presented as Franchise contributions for advertising and other services.

Other Goods or Services

On a much more limited basis, we provide goods or services to certain franchisees that are individually distinct from the franchise right because they do not require integration with other goods or services we provide. Such arrangements typically relate to supply chain, quality assurance and information technology services. In instances where we rely on third parties to provide goods or services to franchisees at our direction, we have determined we act as a principal in these transactions. The extent to which we provide such goods or services varies by brand, geographic region and, in some instances, franchisee. Similar to advertising services, receipts related to these other services are presented as Franchise contributions for advertising and other services within our Consolidated Statements of Income. These revenues are recognized as the goods or services are transferred to the franchisee.

Franchise Support Costs. The internal costs we incur to provide support services to our franchisees for which we do not receive a reimbursement are charged to General and administrative expenses (“G&A”) as incurred. Certain direct costs of our franchise operations are charged to Franchise and property expenses. These costs include provisions for estimated uncollectible upfront and continuing fees, rent or depreciation expense associated with restaurants we lease or sublease to franchisees, marketing funding on behalf of franchisees, amortization expense for franchise-related intangible assets, value added taxes on royalties and certain other direct incremental franchise support costs.

Expenses related to the provisioning of goods or services for which we receive reimbursement or other payment from a franchisee are recorded in Franchise advertising and other services expense (the associated revenue is recorded within Franchise contributions for advertising and other services as described above). The majority of these expenses relate to advertising and are incurred on behalf of franchisees by the advertising cooperatives we are required to consolidate. These expenses are accounted for as described in the Advertising Costs policy below. For such expenses that do not relate to advertising the expenses are recognized as incurred.

Advertising Costs. To the extent we participate in advertising cooperatives, we, like our participating franchisees, are required to make contributions. Our contributions are based on a percentage of sales of our participating Company restaurants. These contributions as well as direct marketing costs we may incur outside of a cooperative related to Company restaurants are recorded within Company restaurant expenses. Advertising expense included in Company restaurant expenses totaled $68 million, $73 million and $96 million in 2020, 2019 and 2018, respectively.

To the extent we consolidate advertising cooperatives, we incur advertising expense as a result of our obligation to spend franchisee contributions to those cooperatives (see above for our accounting for these contributions). Such advertising expense is recorded in Franchise advertising and other services expense and totaled $1,079 million, $1,133 million and $1,035 million in 2020, 2019 and 2018, respectively. At the end of each fiscal year additional advertising costs are accrued to the extent advertising revenues exceed the related advertising expense to date, as we are obligated to expend such amounts on advertising.

From time to time, we may make the decision to incur discretionary advertising expenditures on behalf of franchised restaurants. Such amounts are recorded within Franchise and property expenses and totaled $10 million, $10 million and $35 million in 2020, 2019 and 2018, respectively.

To the extent the advertising cooperatives we are required to consolidate are unable to collect amounts due from franchisees they incur bad debt expense. In 2020 and 2019 we recorded $7 million in net recoveries and $19 million in net provisions, respectively, within Franchise advertising and other services expense related to recoveries on and provisions for uncollectible franchisee receivables. To the extent our consolidated advertising cooperatives have a provision or recovery for bad debt expense, the cooperative’s advertising spend obligation is adjusted such that there is no net impact within our Financial Statements.

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

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless it is more likely than not that we will refranchise restaurants as a group.  We review our long-lived assets of such individual restaurants (primarily PP&E, right-of-use operating lease assets and allocated intangible assets subject to amortization) that we intend to continue operating as Company restaurants annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable.  We use two consecutive years of operating losses as our primary indicator of potential impairment for our annual impairment testing of these restaurant assets.  We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets.  For restaurant assets that are not deemed to be recoverable, we write-down an impaired restaurant to its estimated fair value, which becomes its new cost basis.  Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets, including any right-of-use assets, and is determined by discounting the estimated future after-tax cash flows of the restaurant, which include a deduction for royalties we would receive under a franchise agreement with terms substantially at market. The after-tax cash flows incorporate reasonable assumptions we believe a franchisee would make such as sales growth and margin improvement.  The discount rate used in the fair value calculation is our estimate of the required rate of return that a franchisee would expect to receive when purchasing a similar restaurant and the related long-lived assets.  The discount rate incorporates rates of returns for historical refranchising market transactions and is commensurate with the risks and uncertainty inherent in the forecasted cash flows. Individual restaurant-level impairment is recorded within Other (income) expense. Any right-of-use asset may alternatively be valued at the amount we could receive for such right-of-use asset from a third-party that is not a franchisee through a sublease if doing so would result in less overall impairment of the restaurant assets in total.

In executing our refranchising initiatives, we most often offer groups of restaurants for sale.  When we believe it is more likely than not a restaurant or groups of restaurants will be refranchised for a price less than their carrying value, but do not believe the restaurant(s) have met the criteria to be classified as held for sale, we review the restaurants for impairment.  We evaluate the recoverability of these restaurant assets by comparing estimated sales proceeds plus holding period cash flows, if any, to the carrying value of the restaurant or group of restaurants.  For restaurant assets that are not deemed to be recoverable, we recognize impairment for any excess of carrying value over the fair value of the restaurants, which is based on the expected net sales proceeds.  To the extent ongoing agreements to be entered into with the franchisee simultaneous with the refranchising are expected to contain terms, such as royalty rates or rental payments, not at prevailing market rates, we consider the off-market terms in our impairment evaluation.  We recognize any such impairment charges in Refranchising (gain) loss.  We recognize gains on restaurant refranchisings when the sale transaction closes and control of the restaurant operations have transferred to the franchisee.

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

Guarantees.  We recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.  Additionally, effective January 1, 2020, we adopted ASU No. 2016-13 which required that we also recognize as a liability the expected credit losses over the life of such guarantees. As a result of the adoption of ASU No. 2016-13, we recorded a cumulative adjustment to Accumulated deficit of $8 million to establish such expected credit loss liability for our outstanding guarantees.

The majority of our guarantees are issued as a result of assigning our interest in obligations under operating leases as a condition to the refranchising of certain Company restaurants.  We recognize a liability for such lease guarantees upon refranchising and upon subsequent renewals of such leases when we remain secondarily liable.  The related expense and any subsequent changes are included in Refranchising (gain) loss.  Any expense and subsequent changes in the guarantees for other franchise support guarantees not associated with a refranchising transaction are included in Franchise and property expenses.

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

Receivables. The Company’s receivables are primarily generated from ongoing business relationships with our franchisees as a result of franchise agreements, including contributions due to advertising cooperatives we consolidate.  These receivables from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net on our Consolidated Balance Sheet. Effective with the adoption of ASU No. 2016-13 on January 1, 2020, our receivables are now stated net of expected credit losses. The impact to our net receivables as a result of adopting the standard was not significant. Expected credit losses for uncollectible franchisee receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions we consider include pre-defined aging criteria as well as specified events that indicate we may not collect the balance due. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available data regarding default probability.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is dependent upon future economic events and other conditions that may be beyond our control.  Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

We recorded $12 million, $24 million and $11 million in net provisions within Franchise and property expenses in 2020, 2019 and 2018, respectively, related to uncollectible continuing fees, initial fees and rent receivables from our franchisees.

Accounts and notes receivable as well as the Allowance for doubtful accounts, including balances attributable to our consolidated advertising cooperatives, as of December 31, 2020 and 2019, respectively, are as follows:

	2020	2019
Accounts and notes receivable	$579	$656
Allowance for doubtful accounts	(45)	(72)
Accounts and notes receivable, net	$534	$584

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time-to-time.  As these receivables primarily relate to our ongoing business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable, net while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $72 million (net of an allowance of $5 million) and $68 million (net of an allowance of less than $1 million) at December 31, 2020, and December 31, 2019, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

Property, Plant and Equipment.  PP&E is carried net of accumulated depreciation and amortization.  We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the assets as follows:  5 to 25 years for buildings and leasehold improvements and 3 to 20 years for machinery and equipment.  We suspend depreciation and amortization on assets that are held for sale.

Leases and Leasehold Improvements.  We adopted ASU No. 2016-02, Leases (“Topic 842”) as of the beginning of the year ended December 31 ,2019, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of 2019. The cumulative effect of this transition was recorded as an increase to Accumulated deficit of $2 million as of this date. We lease land, buildings or both for certain of our Company-operated restaurants and restaurant support centers worldwide. Rental expense for leased Company-operated restaurants is presented in our Consolidated Statements of Income within Company restaurant expenses and rental expense for restaurant support centers is presented within G&A. The length of our lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as finance or operating as well as the timing of recognition of rent expense over the duration of the lease. We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably certain at the commencement of the lease. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements that might be impaired if we choose not to continue the use of the leased property. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease. We expense rent associated with leased land or buildings while a restaurant is being constructed whether rent is paid or we are subject to a rent holiday.  Our leasing activity for other assets, including equipment, is not significant.

Right-of-use assets and liabilities are recognized upon lease commencement for operating and finance leases based on the present value of lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Subsequent amortization of the right-of-use asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. For finance leases, the right-of-use asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. As most of our leases do not provide an implicit discount rate, we use our incremental secured borrowing rate based on the information available at commencement date, including the lease term and currency, in determining the present value of lease payments for both operating and finance leases. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Right-of-use assets are assessed for impairment in accordance with our long-lived asset impairment policy, which is performed annually for restaurant-level assets or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We reassess lease classification and remeasure right-of-use assets and lease liabilities when a lease is modified and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment. The difference between operating lease rental expense recognized in our Consolidated Statements of Income and cash payments for operating leases is recognized within Other, net within Net Cash Provided by Operating Activities in our Consolidated Statements of Cash Flows.

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

Goodwill and Intangible Assets.  From time-to-time, the Company acquires restaurants from one of our Concept’s franchisees or acquires another business.  Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed.  Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing.  Our reporting units are our business units (which are aligned based on geography) in our KFC, Pizza Hut, Taco Bell and Habit Burger Grill Divisions.

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist.  We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. Fair value is the price a willing buyer would pay for a reporting unit, and is generally estimated using discounted expected future after-tax cash flows from Company-owned restaurant operations, if any, and franchise royalties.  The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit.  We believe the discount rate is commensurate with the risks and uncertainty inherent in the forecasted cash flows.  At the beginning of the quarter ended March 31, 2020, we adopted ASU No. 2017-04, which eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge is recognized based on the excess of a reporting unit’s carrying amount over its fair value. This standard required prospective application, beginning with the quarter ended March 31, 2020. As a result, the goodwill impairment charge related to our Habit Burger Grill reporting unit (see Note 3) was measured as the excess of the reporting unit’s carrying value over its fair value.

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

We evaluate our indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying value, then the asset's fair value is compared to its carrying value. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is estimated by discounting the expected future after-tax cash flows associated with the intangible asset.

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

Capitalized Software. We state capitalized software at cost less accumulated amortization within Intangible assets, net on our Consolidated Balance Sheets. We calculate amortization on a straight line basis over the estimated useful life of the software which ranges from 3 to 7 years upon initial capitalization.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2020 and December 31, 2019, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time-to-time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, or other deductions to Common Stock such as shares cancelled upon employee share-based award exercises, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases, or other deductions to Common Stock as an addition to Accumulated deficit.  Due to the large number of share repurchases of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $179 million, $796 million and $2,356 million in share repurchases in 2020, 2019 and 2018, respectively, were recorded as an addition to Accumulated deficit. Additionally, $18 million related to shares cancelled upon employee share-based award exercises in 2019 were recorded as an addition to Accumulated deficit. See Note 17 for additional information on our share repurchases.

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

Note 3 - Habit Burger Grill Acquisition

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

During the quarter ended December 31, 2020, we adjusted our preliminary estimate of the fair value of net assets acquired. The components of the preliminary purchase price allocation upon the March 18, 2020, acquisition, subsequent to the adjustments to the allocation through the year ended December 31, 2020, were as follows:

Total Current Assets	$11
Property, plant and equipment, net	111
Habit Burger Grill brand (included in Intangible assets, net)	96
Operating lease right-of-use assets (included in Other assets)	196
Other assets	28
Total Assets	442
Total Current Liabilities	(69)
Operating lease liabilities (included in Other liabilities and deferred credits)	(170)
Other liabilities	(1)
Total Liabilities	(240)
Total identifiable net assets	202
Goodwill	206
Net consideration transferred	$408

The adjustments to the preliminary estimate of identifiable net assets acquired resulted in a corresponding $13 million decrease in estimated goodwill due to the following changes to the preliminary purchase price allocation.

Change in	Increase (Decrease) in Goodwill
Total Current Assets	$1
Property, plant and equipment, net	18
Habit Burger Grill brand (included in Intangible assets, net)	2
Operating lease right-of-use assets (included in Other assets)	(33)
Other assets	(6)
Total Current Liabilities	1
Operating lease liabilities (included in Other liabilities and deferred credits)	5
Other liabilities	(1)
Total decrease in goodwill	$(13)

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

During the fourth quarter of 2020, in accordance with our policy on evaluating goodwill and indefinite-lived intangible assets annually for impairment, we performed an impairment test of the Habit Burger Grill reporting unit goodwill and Habit Burger Grill brand asset. The fair values of the reporting unit goodwill and brand asset were determined to be in excess of their respective carrying values and no further impairment charges were recorded.

Note 4 – Earnings Per Common Share (“EPS”)

	2020	2019	2018
Net Income	$904	$1,294	$1,542
Weighted-average common shares outstanding (for basic calculation)	302	306	322
Effect of dilutive share-based employee compensation	5	7	7
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	307	313	329

Basic EPS	$2.99	$4.23	$4.80

Diluted EPS	$2.94	$4.14	$4.69
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	4.8	2.0	2.0

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 5– Items Affecting Comparability of Net Income and Cash Flows

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

During the years ended December 31, 2020, 2019 and 2018, we refranchised 97, 25 and 660 restaurants, respectively.  Additionally, during the years ended December 31, 2020 and 2019, we sold certain restaurant assets associated with existing franchise restaurants to the franchisee. We received $19 million, $110 million and $825 million in pre-tax cash refranchising proceeds in 2020, 2019 and 2018, respectively. In 2020, we also received as refranchising proceeds minority interests in an entity that operates KFC and Pizza Hut franchised units in India. At the time of the refranchisings, these minority interests had fair values of $31 million. In 2019, we also received as refranchising proceeds a minority interest in an entity that owns our KFC Brazil and Pizza Hut Brazil master franchisee rights. At the time of refranchising, this minority interest had a fair value of $6 million.

A summary of Refranchising (gain) loss is as follows:

	Refranchising (gain) loss
	2020	2019	2018
KFC Division	$(33)	$(6)	$(240)
Pizza Hut Division	1	—	13
Taco Bell Division	(2)	(31)	(313)
Worldwide	$(34)	$(37)	$(540)

Unlocking Opportunity Initiative

On June 24, 2020, the Yum! Brands, Inc. Board of Directors approved the establishment of the Company’s new global “Unlocking Opportunity Initiative” including a $100 million investment over the next five years to fight inequality by unlocking opportunities for employees, restaurant team members and communities. The Company contributed $50 million in the second quarter of 2020 to Yum! Brands Foundation, Inc. (a stand-alone, not-for-profit organization that is not consolidated in the Company's results) as part of these efforts and investment. As a result of the size and specific nature of this contribution it was not allocated to any of our segment operating results for performance reporting purposes.

COVID-19 Relief

During the year ended December 31, 2020, we recorded a charge of $25 million related to a contribution made to Yum! Brands Foundation, Inc. expected to fund past and anticipated payments for COVID-19 relief provided to restaurant-level employees within the YUM system diagnosed with COVID-19 or acting as the primary caregiver for someone diagnosed with COVID-19. As a result of the size and specific nature of this contribution it was not allocated to any of our segment operating results for performance reporting purposes.

Resource Optimization

During the year ended December 31, 2020, we recorded charges of $36 million and $2 million to G&A expenses and Other pension (income) expense, respectively, associated with a voluntary early retirement program offered to our U.S. based employees and a worldwide severance program. These programs were part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. These critical areas include accelerating our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. Due to their scope and size, these costs were not allocated to any of our segment operating results for performance reporting purposes.

Redemption of Subsidiary Senior Unsecured Notes

During the quarter ended September 30, 2020, certain subsidiaries of the Company issued a notice of redemption for $1,050 million aggregate principal amount of 5.00% Subsidiary Senior Unsecured Notes due in 2024. The redemption amount included a $26 million call premium plus accrued and unpaid interest to the date of redemption of October 9, 2020. We recorded the call premium, $6 million of unamortized debt issuance costs associated with the notes and $2 million of accrued and unpaid interest associated with the period of time from prepayment of the notes with the trustee on September 25, 2020, to their redemption date within Interest expense, net. See Note 11.

Investment in Grubhub, Inc. ("Grubhub")

In April of 2018 we purchased 2.8 million shares of Grubhub common stock for $200 million. In the quarter ended September 30, 2020, we sold our entire investment in Grubhub and received proceeds of $206 million. While we held our investment in Grubhub common stock we recognized changes in the fair value in our investment in our Consolidated Statements of Income. For the years ended December 31, 2020, 2019 and 2018, we recognized pre-tax investment income of $69 million, pre-tax investment expense of $77 million and pre-tax investment income of $14 million, respectively.

Income Tax Matters

In the fourth quarter of 2019, we completed intra-entity transfers of certain intellectual property rights. As a result of the transfer of certain of these rights, largely to subsidiaries in the United Kingdom (“UK”), we received a step-up in tax basis to current fair value under applicable tax law. To the extent this step-up in tax basis will be amortizable against future taxable income, we recognized one-time deferred tax benefits of $3 million and $226 million in the quarters ended December 31, 2020 and December 31, 2019, respectively. During the quarter ended September 30, 2020, the UK Finance Act 2020 was enacted resulting in an increase in the UK corporate tax rate from 17% to 19%. As a result, in the quarter ended September 30, 2020, we remeasured the related deferred tax asset originally recorded in the fourth quarter of 2019. This remeasurement resulted in the recognition of an additional $25 million deferred tax benefit in the quarter ended September 30, 2020.

During the year ended December 31, 2018, we recorded a $35 million decrease related to our provisional tax expense recorded in the fourth quarter of 2017 associated with the Tax Cuts and Jobs Act of 2017 ("Tax Act").

See Note 18.

Note 6 – Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$60	$21	$882	$346	$1,309
Franchise revenues	184	272	593	1	1,050
Property revenues	16	5	44	—	65
Franchise contributions for advertising and other services	18	317	483	—	818

China
Franchise revenues	204	51	—	—	255

Other
Company sales	446	55	—	—	501
Franchise revenues	833	222	25	—	1,080
Property revenues	58	2	—	—	60
Franchise contributions for advertising and other services	453	57	4	—	514
	$2,272	$1,002	$2,031	$347	$5,652

	2019
	KFC Division	Pizza Hut Division	Taco Bell Division	Total
U.S.
Company sales	$74	$21	$919	$1,014
Franchise revenues	175	282	602	1,059
Property revenues	20	6	44	70
Franchise contributions for advertising and other services	10	318	483	811

China
Franchise revenues	214	60	—	274

Other
Company sales	497	33	2	532
Franchise revenues	912	246	27	1,185
Property revenues	69	3	—	72
Franchise contributions for advertising and other services	520	58	2	580
	$2,491	$1,027	$2,079	$5,597

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2020 and 2019 is presented below.

Deferred Franchise Fees
Balance at December 31, 2018	$414
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(70)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	93
Other(a)	4
Balance at December 31, 2019	$441
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(76)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	53
Other(a)	(3)
Balance at December 31, 2020	$415

(a)    Includes impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$64
1 - 2 years	60
2 - 3 years	55
3 - 4 years	50
4 - 5 years	44
Thereafter	142
Total	$415

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Note 7 – Supplemental Cash Flow Data

	2020	2019	2018
Cash Paid For:
Interest	$480	$497	$455
Income taxes	328	283	279
Significant Non-Cash Investing and Financing Activities:
Finance lease obligations incurred	$4	$14	$4
Finance lease and other debt obligations transferred through refranchising	(1)	(1)	(24)
Non-cash refranchising proceeds(c)	31	6	—
Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:
Cash and cash equivalents as presented in Consolidated Balance Sheets	$730	$605	$292
Restricted cash included in Prepaid expenses and other current assets(a)	258	138	151
Restricted cash and restricted cash equivalents included in Other assets(b)	36	25	31
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows	$1,024	$768	$474

(a)    Restricted cash within Prepaid expenses and other current assets reflects cash related to advertising cooperatives that we consolidate that can only be used to settle obligations of the respective cooperatives and Taco Bell Securitization interest reserves (See Note 11).

(b)    Primarily trust accounts related to our self-insurance program.

(c)    In 2020 we received as refranchising consideration a minority interest in an entity that operates KFC and Pizza Hut franchised units in India and in 2019 we received as refranchising consideration a minority interest in an entity that owns our KFC Brazil and Pizza Hut Brazil master franchisee rights, respectively (See Note 5).

Note 8 – Other (Income) Expense

	2020	2019	2018
Foreign exchange net (gain) loss and other(a)	$(18)	$(1)	$1
Impairment and closure expense(b)	172	5	6
Other (income) expense	$154	$4	$7

(a)    The year ended December 31, 2019, includes a charge of $8 million for the settlement of contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses.

(b)    The year ended December 31, 2020, includes a charge of $144 million related to the impairment of Habit Burger Grill goodwill. The year ended December 31, 2020, also includes charges of $12 million related to the impairment of restaurant-level assets and charges of $11 million related to the write-off of software no longer being used.

The years ended December 31, 2019 and 2018 primarily included impairment of restaurant-level assets and store closure expenses, respectively.

Note 9 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2020	2019
Income tax receivable	$35	$39
Restricted cash	258	138
Assets held for sale(a)	7	25
Other prepaid expenses and current assets	125	136
Prepaid expenses and other current assets	$425	$338

Property, Plant and Equipment	2020	2019
Land	$428	$408
Buildings and improvements	1,423	1,325
Finance leases, primarily buildings	71	68
Machinery, equipment and other	543	505
Property, plant and equipment, gross	2,465	2,306
Accumulated depreciation and amortization	(1,230)	(1,136)
Property, plant and equipment, net	$1,235	$1,170

Depreciation and amortization expense related to PP&E was $132 million, $114 million and $146 million in 2020, 2019 and 2018, respectively.

Other Assets	2020	2019
Operating lease right-of-use assets	$851	$642
Investment in Grubhub common stock(b)	—	137
Franchise incentives	163	174
Other	421	360
Other assets	$1,435	$1,313

Accounts Payable and Other Current Liabilities	2020	2019
Accounts payable	$215	$173
Accrued compensation and benefits	225	223
Accrued advertising	196	96
Operating lease liabilities	97	67
Accrued taxes, other than income taxes	36	52
Other current liabilities	420	349
Accounts payable and other current liabilities	$1,189	$960

(a)    Reflects the carrying value of restaurants we have offered for sale to franchisees and excess properties that we do not intend to use for restaurant operations in the future.

(b)    In the third quarter of 2020 we sold our entire investment in Grubhub, Inc. common stock and received proceeds of $206 million.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	KFC	Pizza Hut	Taco Bell	Habit Burger Grill	Worldwide
Goodwill, net as of December 31, 2018(a)	$230	$196	$99	$—	$525
Disposal and other, net(b)	3	3	(1)	—	5
Goodwill, net as of December 31, 2019(a)	$233	$199	$98	$—	$530
Disposal and other, net(b)	2	3	—	—	5
Habit Burger Grill acquisition and impairment (See Note 3)	—	—	—	62	62
Goodwill, net as of December 31, 2020(a)	$235	$202	$98	$62	$597

(a)Goodwill, net includes $144 million of accumulated impairment loss recorded in the year ended December 31, 2020, related to our Habit Burger Grill segment and $17 million of accumulated impairment losses for each year presented related to our Pizza Hut segment.

(b)Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

Intangible assets, net for the years ended 2020 and 2019 are as follows:

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Capitalized software costs	$335	$(160)	$306	$(130)
Reacquired franchise rights	39	(33)	38	(32)
Franchise contract rights	100	(85)	100	(83)
Lease tenancy rights	5	(1)	5	(1)
Other	48	(32)	38	(28)
	$527	$(311)	$487	$(274)

Indefinite-lived intangible assets
KFC trademark	$31		$31
Habit Burger Grill brand asset	96		—
	$127		$31

Amortization expense for all definite-lived intangible assets was $63 million in 2020, $52 million in 2019 and $37 million in 2018.  Amortization expense for definite-lived intangible assets is expected to approximate $70 million in 2021, $52 million in 2022, $41 million in 2023, $24 million in 2024 and $15 million in 2025.

Note 11 – Short-term Borrowings and Long-term Debt

	2020	2019
Short-term Borrowings
Current maturities of long-term debt	$463	$437
Other	—	4
	463	441
Less current portion of debt issuance costs and discounts	(10)	(10)
Short-term borrowings	$453	$431

Long-term Debt
Securitization Notes	$2,869	$2,898
Subsidiary Senior Unsecured Notes	1,800	2,850
Term Loan A Facility	431	463
Term Loan B Facility	1,916	1,935
YUM Senior Unsecured Notes	3,725	2,425
Finance lease obligations (See Note 12)	72	77
	$10,813	$10,648
Less debt issuance costs and discounts	(78)	(80)
Less current maturities of long-term debt	(463)	(437)
Long-term debt	$10,272	$10,131

Securitization Notes

Taco Bell Funding, LLC (the “Issuer”), a special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. (“TBC”) through a series of securitization transactions has issued fixed rate senior secured notes collectively referred to as the “Securitization Notes”. The following table summarizes Securitization Notes outstanding at December 31, 2020:

			Interest Rate
Issuance Date	Anticipated Repayment Date(a)	Outstanding Principal (in millions)	Stated	Effective(b)
May 2016	May 2023	$483	4.377%	4.59%
May 2016	May 2026	$965	4.970%	5.14%
November 2018	November 2023	$808	4.318%	4.53%
November 2018	November 2028	$613	4.940%	5.06%

(a)The legal final maturity dates of the Securitization Notes issued in 2016 and 2018 are May 2046 and November 2048, respectively. If the Issuer has not repaid or refinanced a series of Securitization Notes prior to its respective Anticipated Repayment Dates, rapid amortization of principal on all Securitization Notes will occur and additional interest will accrue on the Securitization Notes.

(b)Includes the effects of the amortization of any discount and debt issuance costs.

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

Payments of interest and principal on the Securitization Notes are made from the continuing fees paid pursuant to the franchise and license agreements with all U.S. Taco Bell restaurants, including both company and franchise operated restaurants. Interest on and principal payments of the Securitization Notes are due on a quarterly basis. In general, no amortization of principal of the Securitization Notes is required prior to their anticipated repayment dates unless as of any quarterly measurement date the consolidated leverage ratio (the ratio of total debt to Net Cash Flow (as defined in the related indenture)) for the preceding four fiscal quarters of either the Company and its subsidiaries or the Issuer and its subsidiaries exceeds 5.0:1, in which case amortization payments of 1% per year of the outstanding principal as of the closing of the Securitization Notes are required. As of the most recent quarterly measurement date the consolidated leverage ratio for both the Company and its subsidiaries as well as the Issuer and its subsidiaries exceeded 5.0:1 and, as a result, amortization payments are required.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Securitization Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the related indenture) of at least 1.1:1, gross domestic sales for U.S. Taco Bell restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Securitization Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of December 31, 2020, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the indenture, certain cash accounts have been established with the indenture trustee for the benefit of the note holders, and are restricted in their use. The indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of December 31, 2020, the Company had restricted cash of $85 million primarily related to required interest reserves included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. The amount of weekly securitization cash flow collections that exceed the required weekly allocations is generally remitted to the Company. During the most recent quarter ended December 31, 2020, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

Term Loan Facilities, Revolving Facility and Subsidiary Senior Unsecured Notes

KFC Holding Co., Pizza Hut Holdings, LLC, and TBA, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the "Borrowers") have entered into a credit agreement providing for senior secured credit facilities and a $1.0 billion revolving facility (the Revolving Facility"). The senior secured credit facilities, which include a Term Loan A Facility and a Term Loan B Facility, and the Revolving Facility are collectively referred to as the "Credit Agreement". Additionally, the Borrowers through a series of transactions have issued Subsidiary Senior Unsecured Notes (collectively referred to as the “Subsidiary Senior Unsecured Notes”).

On September 9, 2020, the Borrowers issued a notice of redemption for October 9, 2020, for $1,050 million aggregate principal amount of 5.00% Subsidiary Senior Unsecured Notes due in 2024 (the “2024 Notes”). On September 25, 2020, using the net proceeds from the issuance of the 2031 Notes (defined below) and cash on hand the Company prepaid the 2024 Notes and deposited sufficient funds with The Bank of New York Mellon Trust Company, N.A., as trustee under the related indenture, to redeem the 2024 Notes at their aggregate redemption price and the indenture with respect to the 2024 Notes was discharged.

The redemption amount was equal to 102.50% of the principal amount redeemed, reflecting a $26 million “call premium”, plus accrued and unpaid interest to the date of redemption. We recognized the call premium, $6 million of unamortized debt issuance costs associated with the 2024 Notes and $2 million of accrued and unpaid interest associated with the period of time from prepayment of the notes with the trustee to their redemption date within Interest expense, net.

The following table summarizes borrowings outstanding under the Credit Agreement as well as our Subsidiary Senior Unsecured Notes as of December 31, 2020. There are no outstanding borrowings under the Revolving Facility and $1.3 million of letters of credit outstanding as of December 31, 2020.

				Interest Rate
	Issuance Date	Maturity Date	Outstanding Principal (in millions)	Stated	Effective(b)
Term Loan A Facility	June 2016	June 2022	$431	(a)	3.22%
Term Loan B Facility	June 2016	April 2025	$1,916	(a)	3.53%
Senior Note Due 2026	June 2016	June 2026	$1,050	5.25%	5.39%
Senior Note Due 2027	June 2017	June 2027	$750	4.75%	4.90%

(a)The interest rates applicable to the Term Loan A Facility as well as the Revolving Facility range from 1.25% to 1.75% plus LIBOR or from 0.25% to 0.75% plus the Base Rate (as defined in the Credit Agreement), at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement). As of December 31, 2020, the interest rate spreads on the LIBOR and Base Rate applicable to our Term Loan A Facility were 1.25% and 0.25%, respectively.

The interest rates applicable to the Term Loan B Facility are 1.75% plus LIBOR or 0.75% plus the Base Rate, at the Borrowers’ election.

(b)    Includes the effects of the amortization of any discount and debt issuance costs as well as the impact of the interest rate swaps on the Term Loan B Facility (See Note 13). The effective rates related to our Term Loan A and B Facilities are based on LIBOR-based interest rates through December 31, 2020.

The Term Loan A Facility is currently subject to quarterly amortization payments in an amount equal to 1.875% of the initial principal amount of the facility. These amortization payments will increase to an amount equal to 3.75% of the initial principal amount of the facility beginning with our payment in the third quarter of 2021, with the balance payable at maturity on June 7, 2022.

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

The Credit Agreement includes two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of December 31, 2020.

The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors and (iii) by each of the Borrower's and the Specified Guarantors’ domestic subsidiaries that guarantees the

Borrower's obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of December 31, 2020.

YUM Senior Unsecured Notes

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes. The following table summarizes all YUM Senior Unsecured Notes issued that remain outstanding at December 31, 2020:

			Interest Rate
Issuance Date	Maturity Date	Principal Amount (in millions)	Stated	Effective(a)
October 2007	November 2037	$325	6.88%	7.45%
August 2011	November 2021	$350	3.75%	3.88%
October 2013	November 2023	$325	3.88%	4.01%
October 2013	November 2043	$275	5.35%	5.42%
September 2019	January 2030	$800	4.75%	4.90%
April 2020	April 2025	$600	7.75%	8.05%
September 2020	March 2031	$1,050	3.63%	3.77%

(a)Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward starting interest rate swaps utilized to hedge the interest rate risk prior to debt issuance.

On April 1, 2020, Yum! Brands, Inc. issued $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025, (the “2025 Notes”). The net proceeds from the issuance were used to pay the fees and expenses of the offering with remaining amounts used for general corporate purposes. Interest on the 2025 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2020. On September 25, 2020, Yum! Brands, Inc. issued $1,050 million aggregate principal amount of 3.625% YUM Senior Unsecured Notes due March 15, 2031, (the “2031 Notes”). Interest on the 2031 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Company paid debt issuance costs of $7 million and $13 million in connection with the 2025 Notes and 2031 Notes, respectively. These debt issuance costs are being amortized to Interest expense, net over the life of the notes using the effective interest rate method.

The YUM Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million ($100 million or more in the case of the 2025 Notes, the 2030 Notes and the 2031 Notes) will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

The annual maturities of all Short-term borrowings and Long-term debt as of December 31, 2020, excluding finance lease obligations of $72 million and debt issuance costs and discounts of $88 million are as follows:

Year ended:
2021	$455
2022	424
2023	1,626
2024	36
2025	2,452
Thereafter	5,748
Total	$10,741

Interest expense on Short-term borrowings and Long-term debt was $558 million, $519 million and $496 million in 2020, 2019 and 2018, respectively.

Note 12 – Lease Accounting

Components of Lease Expense

	2020	2019
Operating lease cost	$137	$115
Finance lease cost
Amortization of right-of-use assets	5	3
Interest on lease liabilities	3	3
Total finance lease cost	$8	$6
Sublease income	$(60)	$(69)

Rental expense related to operating leases was $151 million for the year ended December 31, 2018.

Supplemental Cash Flow Information

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$133	$104
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	5	4
Right-of-use assets obtained in exchange for lease obligations
Operating leases(a)	296	79
Finance leases	4	14

(a)    The year ended December 31, 2020, includes right-of-use assets acquired as part of the acquisition of Habit Burger Grill of $196 million (See Note 3).

Supplemental Balance Sheet Information

	2020	2019	Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$851	$642	Other assets
Finance lease right-of-use assets	40	42	Property, plant and equipment, net
Total right-of-use assets(a)	$891	$684

Liabilities
Current
Operating	$97	$67	Accounts payable and other current liabilities
Finance	7	7	Short-term borrowings
Non-current
Operating	823	640	Other liabilities and deferred credits
Finance	65	70	Long-term debt
Total lease liabilities(a)	$992	$784

Weighted-average Remaining Lease Term (in years)
Operating leases	11.1	12.3
Finance leases	12.2	12.7

Weighted-average Discount Rate
Operating leases	5.1%	5.6%
Finance leases	6.5%	6.6%

(a)    U.S. operating lease right-of-use assets and liabilities totaled $499 million and $556 million, respectively, as of December 31, 2020, and $283 million and $337 million, respectively, as of December 31, 2019. These amounts primarily related to Taco Bell U.S. and the Habit Burger Grill including leases related to Company-operated restaurants, leases related to franchise-operated restaurants we sublease and the Taco Bell restaurant support center.

Maturity of Lease Payments and Receivables

Future minimum lease payments, including rental payments for lease renewal options we are reasonably certain to exercise, and amounts to be received as lessor or sublessor as of December 31, 2020, were as follows:

	Commitments		Lease Receivables
	Finance	Operating	Direct Financing	Operating
2021	$9	$128	$3	$80
2022	10	133	4	82
2023	9	123	4	80
2024	8	115	4	76
2025	8	103	3	71
Thereafter	58	623	27	599
Total lease payments/receipts	102	1,225	45	$988
Less imputed interest/unearned income	(30)	(305)	(18)
Total lease liabilities/receivables	$72	$920	$27

As of December 31, 2020, we have executed real estate leases that have not yet commenced with estimated future nominal lease payments of approximately $100 million, which are not included in the tables above. These leases are expected to commence in 2021 and 2022 with lease terms of up to 20 years.

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. On July 25, 2016, we agreed with multiple counterparties to swap the variable LIBOR-based component of the interest payments related to $1.55 billion of borrowings under our Term Loan B Facility. These interest rate swaps will expire in July 2021.  Further, on May 14, 2018, we entered into forward-starting interest rate swaps to fix the interest rate on $1.5 billion of borrowings under our Term Loan B Facility from the date the July 2016 swaps expire through March 2025.  The interest rate swaps executed in May 2018 will result in a fixed rate of 4.81% on the swapped portion of the Term Loan B Facility from July 2021 through March 2025.  These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt.  There were no other interest rate swaps outstanding as of December 31, 2020.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through December 31, 2020, the swaps were highly effective cash flow hedges.

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

As of December 31, 2020 and 2019, foreign currency contracts outstanding related to intercompany receivables and payables had total notional amounts of $39 million and $20 million, respectively. Our foreign currency forward contracts all have durations that expire in 2021.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2020, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Gains/(Losses) Recognized in OCI			(Gains)/Losses Reclassified from AOCI into Net Income
	2020	2019	2018	2020	2019	2018

Interest rate swaps	$(103)	$(71)	$(3)	$10	$(17)	$(19)
Foreign currency contracts	4	20	22	(4)	(8)	(20)
Income tax benefit/(expense)	24	16	1	(1)	4	5

As of December 31, 2020, the estimated net loss included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $28 million, based on current LIBOR interest rates.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 – Fair Value Disclosures

As of December 31, 2020, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	2020		2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Securitization Notes(a)	$2,869	$3,015	$2,898	$3,040
Subsidiary Senior Unsecured Notes(b)	1,800	1,890	2,850	3,004
Term Loan A Facility(b)	431	428	463	464
Term Loan B Facility(b)	1,916	1,907	1,935	1,949
YUM Senior Unsecured Notes(b)	3,725	4,094	2,425	2,572

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

			Fair Value
	Consolidated Balance Sheet	Level	2020	2019
Assets
Interest Rate Swaps	Prepaid expenses and other current assets	2	$—	$6
Foreign Currency Contracts	Prepaid expenses and other current assets	2	1	—
Interest Rate Swaps	Other assets	2	—	3
Investment in Grubhub, Inc. Common Stock	Other assets	1	—	137
Other Investments	Other assets	1	45	43

Liabilities
Interest Rate Swaps	Accounts Payable and other current liabilities	2	28	—
Interest Rate Swaps	Other liabilities and deferred credits	2	127	71

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The fair value of our investment in 2.8 million shares of Grubhub, Inc. common stock at December 31, 2019, was determined primarily based on closing market prices for the shares. In the third quarter of 2020 we sold our entire investment in Grubhub, Inc. common stock (See Note 5). The other investments primarily include investments in mutual funds, which are used to offset fluctuations for a portion of our deferred compensation liabilities and whose fair values were determined based on the closing market prices of the respective mutual funds as of December 31, 2020 and December 31, 2019.

Non-Recurring Fair Value Measurements

During the year ended December 31, 2019, we recognized non-recurring fair value measurements of $7 million related to refranchising related impairment.  Refranchising related impairment results from writing down the assets of restaurants or restaurant groups offered for refranchising, including certain instances where a decision has been made to refranchise restaurants that are deemed to be impaired.  The fair value measurements used in our impairment evaluation were based on actual bids received from potential buyers (Level 2).  The remaining net book value of these restaurants at December 31, 2020, is insignificant.

During the years ended December 31, 2020 and 2019, we recognized non-recurring fair value measurements of $12 million and $4 million, respectively, related to restaurant-level impairment. Restaurant-level impairment charges are recorded in Other (income) expense and resulted primarily from our impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). These amounts exclude fair value measurements made for assets that were subsequently disposed of prior to those respective year end dates. The remaining net book value of restaurant assets measured at fair value during the year ended December 31, 2020, is $11 million and is insignificant for assets measured at fair value during the year ended December 31, 2019. During the year ended December 31, 2020, we also recognized impairment charges related to our Habit Burger Grill reporting unit. See Note 3.

Note 15 – Pension, Retiree Medical and Retiree Savings Plans

U.S. Pension Plans

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit plans covering certain full-time salaried and hourly U.S. employees. The qualified plan meets the requirements of certain sections of the Internal Revenue Code and provides benefits to a broad group of employees with restrictions on discriminating in favor of highly compensated employees with regard to coverage, benefits and contributions. The supplemental plans provides additional benefits to certain employees. We fund our supplemental plans as benefits are paid.

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time-to-time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2021. Our two significant U.S. plans, including the Plan and a supplemental plan, were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001, is not eligible to participate in those plans.

We do not anticipate any plan assets being returned to the Company during 2021 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$1,015	$873
Service cost	8	6
Interest cost	35	39
Plan amendments	1	2
Special termination benefits	2	—
Benefits paid	(46)	(57)
Settlement payments	—	(1)
Actuarial (gain) loss	118	153
Benefit obligation at end of year	$1,133	$1,015

A significant component of the overall increase in the Company's benefit obligation for the year ended December 31, 2020, was due to an actuarial loss, which was primarily due to a decrease in the discount rate used to measure our benefit obligation from 3.50% at December 31, 2019, to 2.80% at December 31, 2020. A significant component of the overall increase in the Company's benefit obligation for the year ended December 31, 2019, was due to an actuarial loss, which was primarily due to a decrease in the discount rate used to measure our benefit obligation from 4.60% at December 31, 2018, to 3.50% at December 31, 2019.

Change in plan assets:
Fair value of plan assets at beginning of year	$886	$755
Actual return on plan assets	168	176
Employer contributions	6	12
Benefits paid	(46)	(57)
Fair value of plan assets at end of year	$1,014	$886
Funded status at end of year	$(119)	$(129)

Amounts recognized in the Consolidated Balance Sheet:
	2020	2019
Accrued benefit liability - current	$(9)	$(4)
Accrued benefit liability - non-current	(110)	(125)
	$(119)	$(129)

The accumulated benefit obligation was $1,111 million and $984 million at December 31, 2020 and December 31, 2019, respectively.

The table below provides information for pension plans with an accumulated benefit obligation in excess of plan assets. These pension plans also have a projected benefit obligation in excess of plan assets.
	2020	2019
Projected benefit obligation	$1,133	$1,015
Accumulated benefit obligation	1,111	984
Fair value of plan assets	1,014	886

Components of net periodic benefit cost:

	2020	2019	2018
Service cost	$8	$6	$8
Interest cost	35	39	38
Amortization of prior service cost(a)	5	6	5
Expected return on plan assets	(43)	(44)	(44)
Amortization of net loss	14	1	16
Net periodic benefit cost	$19	$8	$23
Additional (gain) loss recognized due to: Settlement charges(b)	$—	$3	$—
Special termination benefits	$2	$—	$1

(a)Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. These losses were recorded in Other pension (income) expense.

Pension gains (losses) in AOCI:
	2020	2019
Beginning of year	$(136)	$(123)
Net actuarial gain (loss)	7	(22)
Curtailments	1	—
Amortization of net loss	14	1
Amortization of prior service cost	5	6
Prior service cost	(2)	(2)
Settlement charges	—	4
End of year	$(111)	$(136)

Accumulated pre-tax losses recognized within AOCI:
	2020	2019
Actuarial net loss	$(96)	$(118)
Prior service cost	(15)	(18)
	$(111)	$(136)

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2020	2019
Discount rate	2.80%	3.50%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2020	2019	2018
Discount rate	3.50%	4.60%	3.90%
Long-term rate of return on plan assets	5.50%	5.75%	5.65%
Rate of compensation increase	3.00%	3.00%	3.75%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category and future growth expectations.

Plan Assets

The fair values of our pension plan assets at December 31, 2020 and December 31, 2019, by asset category and level within the fair value hierarchy are as follows:

	2020	2019
Level 1:
Cash	$9	$5
Cash Equivalents(a)	10	13
Fixed Income Securities - U.S. Corporate(b)	164	161
Equity Securities – U.S. Large cap(b)	306	268
Equity Securities – U.S. Mid cap(b)	51	44
Equity Securities – U.S. Small cap(b)	52	43
Equity Securities – Non-U.S.(b)	102	88
Level 2:
Fixed Income Securities – U.S. Corporate(c)	148	120
Fixed Income Securities – U.S. Government and Government Agencies(d)	354	274
Fixed Income Securities – Other(d)	30	39
Total fair value of plan assets(e)	$1,226	$1,055

(a)Short-term investments in money market funds.

(b)Securities held in common trusts.

(c)Investments held directly by the Plan.

(d)Includes securities held in common trusts and investments held directly by the Plan.

(e)2020 and 2019 exclude net unsettled trade payables of $212 million and $169 million, respectively.

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

A mutual fund held as an investment by the Plan includes shares of Common Stock valued at $0.3 million at both December 31, 2020 and 2019 (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2021	$54
2022	52
2023	53
2024	55
2025	58
2026 - 2030	299

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

At the end of 2020 and 2019, the projected benefit obligations of these UK plans totaled $362 million and $290 million, respectively and plan assets totaled $440 million and $372 million, respectively. These plans were both in a net overfunded position at the end of 2020 and 2019. Total actuarial pre-tax losses related to the UK plans of $18 million and $25 million were recognized in AOCI at the end of 2020 and 2019, respectively. The total net periodic benefit income recorded was less than $1 million in 2020, $2 million in 2019 and $4 million in 2018.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our UK plans in 2021.

Retiree Medical Benefits

Our post-retirement plan provides health care benefits, principally to U.S. salaried retirees and their dependents, and includes retiree cost-sharing provisions and a cap on our liability.  This plan was previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001, is not eligible to participate in this plan.  Employees hired prior to September 30, 2001, are eligible for benefits if they meet age and service requirements and qualify for retirement benefits.  We fund our post-retirement plan as benefits are paid.

At the end of 2020 and 2019, the accumulated post-retirement benefit obligation was $46 million and $44 million, respectively.  Actuarial pre-tax gains of $4 million and $9 million were recognized in AOCI at the end of 2020 and 2019, respectively. The net periodic benefit cost recorded was $1 million in 2020, $1 million in 2019 and $2 million in 2018, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.

The benefits expected to be paid in each of the next five years are approximately $4 million and in aggregate for the five years thereafter are $14 million.

U.S. Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the

401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $10 million in 2020, $11 million in 2019 and $12 million in 2018.

Note 16 – Share-based and Deferred Compensation Plans

Overview

At year end 2020, we had one stock award plan in effect: the Yum! Brands, Inc. Long-Term Incentive Plan (the “LTIP”). Potential awards to employees and non-employee directors under the LTIP include stock options, incentive stock options, SARs, restricted stock, restricted stock units (“RSUs”), performance restricted stock units, performance share units (“PSUs”) and performance units.  We have issued only stock options, SARs, RSUs and PSUs under the LTIP. Under the LTIP, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant. While awards under the LTIP can have varying vesting provisions and exercise periods, outstanding awards under the LTIP vest in periods ranging from immediate to five years. Stock options and SARs generally expire ten years after grant. At year end 2020, approximately 24 million shares were available for future share-based compensation grants under the LTIP.

Our Executive Income Deferral ("EID") Plan allows participants to defer receipt of a portion of their annual salary and all or a portion of their incentive compensation.  As defined by the EID Plan, we credit the amounts deferred with earnings based on the investment options selected by the participants.  These investment options are limited to cash, phantom shares of our Common Stock, phantom shares of a Stock Index Fund and phantom shares of a Bond Index Fund.  Investments in cash and phantom shares of both index funds will be distributed in cash at a date as elected by the employee and therefore are classified as a liability on our Consolidated Balance Sheets. We recognize compensation expense for the appreciation or the depreciation, if any, of investments in cash and both of the index funds.  Deferrals into the phantom shares of our Common Stock will be distributed in shares of our Common Stock, under the LTIP,  at a date as elected by the employee and therefore are classified in Common Stock on our Consolidated Balance Sheets.  We do not recognize compensation expense for the appreciation or the depreciation, if any, of investments in phantom shares of our Common Stock.  Our EID plan also allows certain participants to defer incentive compensation to purchase phantom shares of our Common Stock and receive a 33% Company match on the amount deferred.  Deferrals receiving a match are similar to an RSU award in that participants will generally forfeit both the match and incentive compensation amounts deferred if they voluntarily separate from employment during a vesting period that is two years from the date of deferral.  We expense the intrinsic value of the match and the incentive compensation amount over the requisite service period which includes the vesting period.

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2021.

In connection with the 2016 spin-off of our China business into an independent, publicly-traded company under the name of Yum China Holdings, Inc. ("Yum China"), under the provisions of our LTIP, employee stock options, SARs, RSUs and PSUs outstanding at that time were adjusted to maintain the pre-spin intrinsic value of the awards. Depending on the tax laws of the country of employment, awards were modified using either the shareholder method or the employer method. Share-based compensation as recorded in Net Income is based on the amortization of the fair value for both YUM and Yum China awards held by YUM employees. The fair value of Yum China awards held by YUM employees became fully amortized in the year ended December 31, 2020. Share issuances for Yum China awards held by YUM employees will be satisfied by Yum China. Share issuances for YUM awards held by Yum China employees are being satisfied by YUM.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2020	2019	2018
Risk-free interest rate	1.0%	2.5%	2.5%
Expected term	5.8 years	6.5 years	6.5 years
Expected volatility	24.0%	22.0%	22.0%
Expected dividend yield	1.9%	1.8%	1.8%

We believe it is appropriate to group our stock option and SAR awards into two homogeneous groups when estimating expected term.  These groups typically consist of grants made primarily to restaurant-level employees, which cliff-vest after four years and expire ten years after grant, and grants made to executives, which typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our restaurant-level employees and our executives exercised the awards on average after 5 years and 6.5 years, respectively. Additionally, during 2020, we granted stock option and SAR awards to certain executives that vested immediately. For these immediately vested awards, the expected term was estimated as one-half the contractual term of 10 years. We utilized this simplified method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for immediately vested awards.

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

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	14,864		$60.76
Granted	4,358		101.42
Exercised	(3,137)		44.41
Forfeited or expired	(523)		88.29
Outstanding at the end of the year	15,562	(a)	74.52	6.39	$530
Exercisable at the end of the year	10,108		$65.64	5.43	$434

(a)Outstanding awards include 601 options and 14,960 SARs with weighted average exercise prices of $66.89 and $74.83, respectively. Outstanding awards represent YUM awards held by employees of both YUM and Yum China.

The weighted-average grant-date fair value of stock options and SARs granted during 2020, 2019 and 2018 was $18.83, $19.82 and $16.45, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, was $170 million, $204 million and $195 million, respectively.

As of December 31, 2020, $50 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.7 years. The total fair value at grant date of awards for both YUM and Yum China awards held by YUM employees that vested during 2020, 2019 and 2018 was $70 million, $31 million and $28 million, respectively.

RSUs and PSUs

As of December 31, 2020, there was $28 million of unrecognized compensation cost related to 1.0 million unvested RSUs and PSUs, none of which related to Yum China common stock. The total fair value at grant date of awards that vested during 2020, 2019 and 2018 was $15 million, $14 million and $16 million, respectively.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2020	2019	2018
Options and SARs	$75	$39	$37
Restricted Stock Units	20	12	6
Performance Share Units	2	8	7
Total Share-based Compensation Expense	$97	$59	$50
Deferred Tax Benefit recognized	$18	$9	$9

EID compensation expense not share-based	$9	$17	$(2)

Cash received from stock option exercises for 2020, 2019 and 2018 was $10 million, $1 million and $6 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2020, 2019 and 2018 totaled $58 million, $66 million and $60 million, respectively.

Note 17 – Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2020, 2019 and 2018.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)						Dollar Value of Shares Repurchased
Authorization Date	2020		2019		2018		2020		2019		2018
November 2019	2,419		—		—		$250		$—		$—
August 2018	—		7,788		10,003		—		810		894
November 2017	—		—		18,240		—		—		1,500
Total	2,419	(a)	7,788	(b)	28,243	(b)	$250	(a)	$810	(b)	$2,394	(b)

(a)    2020 amount includes the effect of $11 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2020, but settlement dates subsequent to December 31, 2020.

(b)    2019 amount excludes and 2018 amount includes the effect of $5 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2018, but settlement dates subsequent to December 31, 2018.

On November 21, 2019, our Board of Directors authorized share repurchases through June 2021 of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2020, we have remaining capacity to repurchase up to $1.75 billion of Common Stock under this authorization.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits(a)	Derivative Instruments(b)	Total
Balance at December 31, 2018, net of tax	$(245)	$(82)	$(7)	$(334)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	24	(30)	(35)	(41)

(Gains) losses reclassified from AOCI, net of tax	—	8	(21)	(13)

	24	(22)	(56)	(54)

Balance at December 31, 2019, net of tax	$(221)	$(104)	$(63)	$(388)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	39	(6)	(75)	(42)

(Gains) losses reclassified from AOCI, net of tax	—	14	5	19

	39	8	(70)	(23)

Balance at December 31, 2020, net of tax	$(182)	$(96)	$(133)	$(411)

(a)    Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2020 include amortization of net losses of $14 million, amortization of prior service cost of $4 million and related income tax benefit of $4 million. Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2019 include amortization of net losses of $2 million, amortization of prior service cost of $5 million, settlement charges of $3 million and related income tax benefit of $2 million. See Note 15.

(b)    See Note 13 for details on amounts reclassified from AOCI.

Note 18 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2020	2019	2018
U.S.	$684	$466	$726
Foreign	336	907	1,113
	$1,020	$1,373	$1,839

The details of our income tax provision (benefit) are set forth below:

		2020	2019	2018
Current:	Federal	$37	$129	$102
	Foreign	121	166	181
	State	23	16	25
		$181	$311	$308

Deferred:	Federal	$(21)	$(16)	$(24)
	Foreign	(29)	(213)	5
	State	(15)	(3)	8
		$(65)	$(232)	$(11)
		$116	$79	$297

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax	1.0	0.9	0.8
Statutory rate differential attributable to foreign operations	(0.9)	0.9	(4.6)
Adjustments to reserves and prior years	(1.7)	2.3	2.8
Excess tax benefits from stock-based awards	(3.4)	(3.6)	(2.4)
Change in valuation allowances	(2.5)	(0.6)	0.7
Intercompany restructuring	(0.3)	(16.6)	—
Impact of Tax Law Changes	(2.5)	—	(1.9)
Other, net	0.7	1.4	(0.2)
Effective income tax rate	11.4%	5.7%	16.2%

Statutory rate differential attributable to foreign operations.  This item includes local country taxes, withholding taxes, and shareholder-level taxes, net of foreign tax credits. In 2020, this item was favorably impacted by the ongoing effects of the fourth quarter 2019 intercompany restructuring that resulted in the transfer of certain intellectual property rights from wholly owned foreign subsidiaries to the United States (U.S.) and the United Kingdom (UK). In 2019, this item was unfavorably impacted by the full year impact of the global intangible low-taxed income (GILTI) and Foreign Derived Intangible Income (FDII) provisions of the Tax Cuts and Jobs Act of 2017. In 2018, this item was not significantly impacted by the GILTI or FDII provisions.

Adjustments to reserves and prior years.  This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. In 2020, this item was favorably impacted by $11 million of adjustments made to current and deferred tax accounts in various jurisdictions to align with balances supported by 2019 and prior tax filings. Additionally, in 2020 this item was favorably impacted by a $6 million tax benefit associated with a state settlement. In 2019, this item was unfavorably impacted by $34 million in reserves related to taxes recorded associated with a prior year divestiture and $18 million of tax expense related to the establishment of reserves associated with the inclusion of stock based compensation in cost sharing arrangements as well as other matters. This unfavorable impact was partially offset by the reversal of a $20 million reserve established in 2018 due to the favorable resolution of an income tax rate dispute in a foreign jurisdiction. In 2018, this item was unfavorably impacted by the aforementioned $20 million reserve and a $19 million charge for the correction of an error associated with the tax recorded on a prior year divestiture.

Excess tax benefits from stock-based awards. 2020, 2019 and 2018 includes $35 million, $49 million and $44 million, respectively, of excess federal tax benefit related to share-based compensation.

Change in valuation allowances.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year. In 2020, this item was favorably impacted by $22 million of tax benefit associated with a valuation allowance release in a foreign jurisdiction resulting from a change in management’s judgement as to realizability of indefinite lived tax loss carryforward in that jurisdiction.

Intercompany Restructuring. In December 2019, the Company completed an intercompany restructuring that resulted in the transfer of certain intellectual property rights held by wholly owned foreign subsidiaries primarily to the U.S. and the UK. The intellectual property rights transferred to the UK resulted in a step up in the tax basis for UK tax purposes resulting in a deferred tax asset of $586 million. The deferred tax asset was analyzed for realizability and a valuation allowance of $366 million was established representing the portion of the deferred tax asset not likely to be realized. The recognized tax benefit of $220 million is amortizable for UK tax purposes over a twenty-year period. The transfer of certain intellectual property rights to other non-UK jurisdictions in 2019 resulted in the recording of deferred tax assets of $13 million and related valuation allowances of $7 million for deferred tax assets that are not likely to be realized, for a net tax benefit of $6 million.

Impact of Significant Tax Law Changes.

UK Tax Rate Change – On July 22, 2020, the UK Finance Act 2020 was enacted resulting in an increase in the UK corporate tax rate from 17% to 19%. As such, the Company recognized a $25 million tax benefit in 2020 associated with remeasuring its deferred tax assets in the UK from 17% to 19%. These deferred tax assets were primarily related to the step-up in tax basis associated with the Intercompany Restructuring.

U.S. Tax Reform - On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act significantly modified the U.S. corporate income tax system by, among other things, reducing the federal income tax rate from 35% to 21%, limiting certain deductions, including limiting the deductibility of interest expense to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization, imposed a mandatory one-time deemed repatriation tax on accumulated foreign earnings and changed the manner in which foreign earnings are subject to U.S. tax.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 which allowed us to record provisional amounts related to the impacts of the Tax Act during a measurement period not to extend beyond one year of the enactment date. As a result, we recorded a $434 million provisional estimate of the effect of the Tax Act in 2017. This expense was comprised of an estimate of our deemed repatriation tax, the remeasurement of net deferred tax assets resulting from the permanent reduction in the U.S. tax rate to 21%, and establishment of a valuation allowance on foreign tax credit carryforwards which were unlikely to be realized under revised U.S tax law.

In 2018, we completed the accounting for the tax effects of the enactment of the Tax Act. As a result of the Tax Act, we recorded cumulative net tax expense of $399 million ($35 million benefit in 2018 and $434 million expense in 2017). This net expense was comprised of $241 million for our deemed repatriation tax liability, $47 million related to the remeasurement of our net deferred tax assets to the 21% U.S. tax rate and $111 million to establish a valuation allowance on foreign tax credits that are unlikely to be realized under revised U.S. tax law.

Other.  This item primarily includes the net impact of permanent differences related to current year earnings, U.S. tax credits, and other individually insignificant items impacting income tax expense.

Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost.

The details of 2020 and 2019 deferred tax assets (liabilities) are set forth below:

	2020	2019
Operating losses and interest deduction carryforwards	$181	$176
Capital losses	3	3
Tax credit carryforwards	226	230
Employee benefits	82	85
Share-based compensation	58	55
Lease-related liabilities	199	199
Accrued liabilities and other	47	49
Derivative instruments	50	30
Intangible assets	678	602
Property, plant and equipment	31	21
Deferred income	81	55
Gross deferred tax assets	1,636	1,505
Deferred tax asset valuation allowances	(789)	(787)
Net deferred tax assets	$847	$718
Intangible assets, including goodwill	$(1)	$(40)
Property, plant and equipment	(75)	(44)
Operating lease right-of-use assets	(161)	(156)
Other	(57)	(31)
Gross deferred tax liabilities	$(294)	$(271)
Net deferred tax assets (liabilities)	$553	$447

The details of the 2020 valuation allowance activity are set forth below:

	2020	2019
Beginning of Year	$(787)	$(454)
Increases	(64)	(384)
Decreases	45	57
Other Adjustments	17	(6)
End of Year	$(789)	$(787)

Net deferred tax assets (liabilities) for 2020 and 2019 are reported in our Consolidated Balance Sheets as Deferred income taxes.

As of December 31, 2020, we had approximately $3.9 billion of unremitted foreign retained earnings. The Tax Act imposed U.S. federal tax on all post-1986 foreign Earnings and Profits accumulated through December 31, 2017. Repatriation of earnings generated after December 31, 2017, will generally be eligible for the 100% dividends received deduction or considered a distribution of previously taxed income and, therefore, exempt from U.S. tax. Undistributed foreign earnings may still be subject to certain foreign income and withholding taxes upon repatriation. Subject to limited exceptions, our intent is to indefinitely reinvest our unremitted earnings outside the U.S., and our current plans do not demonstrate a need to repatriate these amounts to fund our U.S. operations. Thus, we have not provided taxes, including U.S. federal and state income, foreign income, or foreign withholding taxes, for the unremitted earnings that we believe are permanently invested. However, if these funds were repatriated in taxable transactions, we would be required to accrue and pay applicable income taxes (if any) and foreign withholding taxes. A determination of the deferred tax liability on this amount is not practicable due to the complexities, variables and assumptions inherent in the hypothetical calculations.

Details of tax loss, credit carryforwards, and expiration dates along with valuation allowances as of December 31, 2020, are as follows:

	Gross Amount	Deferred Tax Asset	Valuation Allowance	Expiration
Federal net operating losses	$25	$5	$—	2035-2036
Federal net operating losses - Indefinite	61	13	—	None
Foreign net operating losses	32	10	(10)	2021-2030
Foreign net operating losses - Indefinite	253	75	(51)	None
State net operating losses	1,268	63	(48)	2021-2039
Foreign capital loss carryforward - Indefinite	14	3	(3)	None
Foreign tax credits	220	220	(220)	2023-2030
State tax credits	8	6	(5)	2023
State interest deduction carryforward - Indefinite	361	15	(15)	None
	$2,242	$410	$(352)

We recognize the benefit of positions taken or expected to be taken in tax returns in the Consolidated Financial Statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

At December 31, 2020, the Company had $175 million of gross unrecognized tax benefits, $132 million of which would impact the effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2020	2019
Beginning of Year	$188	$113
Additions on tax positions - current year	5	84
Additions for tax positions - prior years	34	54
Reductions for tax positions - prior years	(22)	(30)
Reductions for settlements	(30)	(31)
Reductions due to statute expiration	—	(2)
Foreign currency translation adjustment	—	—
End of Year	$175	$188

The Company believes it is reasonably possible that its unrecognized tax benefits as of December 31, 2020, may decrease by approximately $30 million in the next 12 months due to settlements or statute of limitations expirations.

During 2020, 2019, and 2018 the Company recognized $2 million of net expense, $13 million of net expense, and $2 million of net benefit, respectively, for interest and penalties in our Consolidated Statements of Income as components of its Income tax provision.

At December 31, 2020 and December 31, 2019, the Company has recorded $1 million of net tax receivables and $26 million of net tax payables, respectively, associated with interest and penalties.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous U.S. state and foreign jurisdictions.

The Company has settled audits with the IRS through fiscal year 2012 and is currently under IRS examination for 2013-2015. Our operations in certain foreign jurisdictions remain subject to examination for tax years as far back as 2006, some of which years are currently under audit by local tax authorities.

Note 19 – Reportable Operating Segments

See Note 1 for a description of our operating segments.

	Revenues
	2020	2019	2018
KFC Division(a)	$2,272	$2,491	$2,644
Pizza Hut Division(a)	1,002	1,027	988
Taco Bell Division(a)	2,031	2,079	2,056
Habit Burger Grill Division(a)	347	—	—
	$5,652	$5,597	$5,688

	Operating Profit
	2020	2019	2018
KFC Division	$922	$1,052	$959
Pizza Hut Division	335	369	348
Taco Bell Division	696	683	633
Habit Burger Grill Division	(22)	—	—
Corporate and unallocated G&A expenses(b)(c)	(312)	(188)	(171)
Unallocated Company restaurant expenses(b)(d)	—	—	3
Unallocated Franchise and property expenses(b)(e)	(4)	(14)	(8)
Unallocated Refranchising gain (loss)(b)	34	37	540
Unallocated Other income (expense)(b)(f)	(146)	(9)	(8)
Operating Profit	1,503	1,930	2,296
Investment income (expense), net(b)	74	(67)	9
Other pension income (expense)(b)	(14)	(4)	(14)
Interest expense, net(b)	(543)	(486)	(452)
Income before income taxes	$1,020	$1,373	$1,839

	Depreciation and Amortization
	2020	2019	2018
KFC Division	$29	$30	$58
Pizza Hut Division	24	15	10
Taco Bell Division	56	59	61
Habit Burger Grill Division	25	—	—
Corporate	12	8	8
	$146	$112	$137

	Capital Spending
	2020	2019	2018
KFC Division	$59	$81	$105
Pizza Hut Division	28	33	38
Taco Bell Division	42	76	85
Habit Burger Grill Division	16	—	—
Corporate	15	6	6
	$160	$196	$234

	Identifiable Assets(h)
	2020	2019
KFC Division	$2,011	$2,042
Pizza Hut Division	804	801
Taco Bell Division	1,387	1,330
Habit Burger Grill Division	537	—
Corporate(g)	1,113	1,058
	$5,852	$5,231

	Long-Lived Assets(i)
	2020	2019
KFC Division	$1,160	$1,179
Pizza Hut Division	415	427
Taco Bell Division	925	938
Habit Burger Grill Division	458	—
Corporate	68	42
	$3,026	$2,586

(a)U.S. revenues included in the combined KFC, Pizza Hut, Taco Bell and Habit Burger Grill Divisions totaled $3.2 billion in 2020, $3.0 billion in 2019 and $2.9 billion in 2018.

(b)    Amounts have not been allocated to any segment for performance reporting purposes.

(c)    Amounts in 2020 include charitable contributions to Yum! Brands Foundation, Inc. of $50 million and $25 million related to our Unlocking Opportunity Initiative and COVID-19 employee relief, respectively. Additionally, 2020 includes $36 million for charges associated with resource optimization (See Note 5) and $9 million in costs associated with our acquisition and integration of Habit Burger Grill (See Note 3).

(d)    Represents depreciation reductions arising primarily from KFC restaurants that were held for sale.

(e)    Represents costs related to an agreement executed in 2015 with our KFC U.S. franchisees that gave us control of brand marketing execution as well as an accelerated path to expanded menu offerings, improved assets and enhanced customer experience (the “KFC U.S. Acceleration Agreement”). Also represents costs related to an agreement executed in May 2017 with our Pizza Hut U.S. franchisees to improve brand marketing alignment, accelerate enhancements in operations and technology and that included a permanent commitment to incremental advertising as well as digital and technology contributions by franchisees (the “Pizza Hut U.S. Transformation Agreement”).

(f)    Unallocated Other income (expense) in 2020 includes a charge of $144 million related to the impairment of Habit Burger Grill goodwill. See Note 5.

(g)    Primarily includes cash, deferred tax assets and, in 2019, our Grubhub investment.

(h)    U.S. identifiable assets included in the combined Corporate and KFC, Pizza Hut, Taco Bell and Habit Burger Grill Divisions totaled $3.0 billion and $2.7 billion in 2020 and 2019, respectively.

(i)    Includes PP&E, goodwill, intangible assets, net and Operating lease right-of-use assets.

Note 20 – Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of December 31, 2020, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $425 million.  The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2020, was approximately $375 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases.  Accordingly, the liability recorded for our expected exposure under such leases at December 31, 2020, and December 31, 2019, was not material.

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

The following table summarizes the 2020 and 2019 activity related to our net self-insured property and casualty reserves as of December 31, 2020.

	Beginning Balance	Habit Acquisition(a)	Expense	Payments	Ending Balance
2020 Activity	$54	6	13	(23)	$50
2019 Activity	$66	—	9	(21)	$54

(a)    Represents self-insurance liabilities assumed as part of our acquisition of Habit Burger Grill. See Note 3.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $150 million. Of this amount, $145 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order remains in effect, and the next hearing is scheduled for March 24, 2021. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Note 21 – Selected Quarterly Financial Data (Unaudited)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$355	$403	$486	$566	$1,810
Franchise and property revenues	596	525	639	750	2,510
Franchise contributions for advertising and other services	312	270	323	427	1,332
Total revenues	1,263	1,198	1,448	1,743	5,652
Restaurant profit	57	54	87	106	304
Operating Profit	250	300	471	482	1,503
Net Income	83	206	283	332	904
Basic earnings per common share	0.28	0.68	0.94	1.10	2.99
Diluted earnings per common share	0.27	0.67	0.92	1.08	2.94
Dividends declared per common share	0.47	0.47	0.47	0.47	1.88

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues:
Company sales	$333	$359	$364	$490	$1,546
Franchise and property revenues	612	633	645	770	2,660
Franchise contributions for advertising and other services	309	318	330	434	1,391
Total revenues	1,254	1,310	1,339	1,694	5,597
Restaurant profit	61	73	72	105	311
Operating Profit	433	471	480	546	1,930
Net Income	262	289	255	488	1,294
Basic earnings per common share	0.85	0.94	0.83	1.61	4.23
Diluted earnings per common share	0.83	0.92	0.81	1.58	4.14
Dividends declared per common share	0.42	0.42	0.42	0.42	1.68

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

We have excluded from the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, the operations and related assets of The Habit Restaurants, Inc. and its subsidiaries (“The Habit Burger Grill”), which we acquired on March 18, 2020. The Habit Burger Grill’s total assets and total revenues represented approximately 9% and 6% of the Company's respective consolidated total assets and total revenues as of and for the year ended December 31, 2020.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2020.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors and Director biographies” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Management Planning and Development Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.
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

Date:	February 19, 2021

YUM! BRANDS, INC.

By:	/s/ David W. Gibbs

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on February 19, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David W. Gibbs	Chief Executive Officer
David W. Gibbs	(principal executive officer)

/s/ Chris Turner	Chief Financial Officer
Chris Turner	(principal financial officer)

/s/ David E. Russell	Senior Vice President, Finance and Corporate Controller
David E. Russell	(principal accounting officer)

/s/ Paget L. Alves	Director
Paget L. Alves

/s/ Keith Barr	Director
Keith Barr

/s/ Christopher M. Connor	Director
Christopher M. Connor

/s/ Brian C. Cornell	Director
Brian C. Cornell

/s/ Tanya L. Domier	Director
Tanya L. Domier

/s/ Mirian M. Graddick-Weir	Director
Mirian M. Graddick-Weir

/s/ Lauren R. Hobart	Director
Lauren R. Hobart

/s/ Thomas C. Nelson	Director
Thomas C. Nelson

/s/ P. Justin Skala	Director
P. Justin Skala

/s/ Elane B. Stock	Director
Elane B. Stock

/s/ Annie Young-Scrivner	Director
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

(i)
66.875% Senior Notes due November 15, 2037, issued under the forgoing May 1, 1998, indenture, which notes are incorporated by reference from Exhibit 4.3 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed on October 22, 2007.

(ii)
3.750% Senior Notes due November 1, 2021, issued under the forgoing May 1, 1998, indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed August 29, 2011.

(iii)
3.875% Senior Notes due November 1, 2023, issued under the forgoing May 1, 1998, indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed October 31, 2013.

(iv)
5.350% Senior Notes due November 1, 2043, issued under the forgoing May 1, 1998, indenture, which notes are incorporated by reference from Exhibit 4.3 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed October 31, 2013.

4.2
Indenture, dated as of September 25, 2020 by and between YUM and U.S. Bank National Association, as Trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on September 25, 2020.

4.2.1
First Supplemental Indenture, dated as of September 25, 2020 by and between YUM and U.S. Bank National Association, as Trustee, relating to the 3.625% Notes due 2031, which is incorporated herein by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on September 25, 2020.

4.3
Description of Securities registered under Section 12 of the Securities Exchange Act of 1934 (Common Stock), which is incorporated herein by reference from Exhibit 4.2 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

10.1.1
Refinancing Amendment, dated as of March 21, 2017, to Credit Agreement dated as of June 16, 2016, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K as filed on March 23, 2017.

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

10.1.3
Refinancing Amendment, dated as of April 3, 2018, to Credit Agreement dated as of June 16, 2016, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K as filed on April 9, 2018.

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

10.6†	Form of Directors' Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.7†	Form of Yum! Brands, Inc. Change in Control Severance Agreement, which is incorporated herein by reference from Exhibit 10.1 to Yum’s Report on Form 8-K filed on March 21, 2013.

10.8†	YUM! Long Term Incentive Plan, as Amended and Restated effective as of May 20, 2016, as incorporated by reference from Form DEF 14A filed on April 8, 2016.

Exhibit Number	Description of Exhibits
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

Exhibit Number	Description of Exhibits
10.18†
Yum! Brands, Inc. Compensation Recovery Policy, Amended and Restated January 1, 2015, which is incorporated herein by reference from Exhibit 10.28 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.19
Indenture, dated as of June 16, 2016, by and among KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on June 21, 2016.

10.20
Indenture, dated as of June 15, 2017, by and among KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on June 16, 2017.

10.21
Base Indenture, dated as of May 11, 2016, between Taco Bell Funding, LLC, as issuer and Citibank, N.A., as trustee and securities intermediary, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.21.1
Series 2016-1 Supplement to Base Indenture dated as of May 11, 2016, by and between Taco Bell Funding, LLC, as issuer and Citibank, N.A. as Trustee and Series 2016-1 securities intermediary, which is incorporated herein by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.21.2
Series 2018-1 Supplement to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and Series 2018-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on December 3, 2018.

10.21.3
Amendment No. 1 to Base Indenture, dated as of August 23, 2016, by and between the Issuer and Citibank, N.A. as Trustee and Series 2016-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.22.3 to YUM's Annual Report on Form 10-K for fiscal year ended December 31, 2018.

10.21.4
Amendment No. 2 to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and the Series 2018-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on December 3, 2018.

10.22
Guarantee and Collateral Agreement, dated as of May 11, 2016, by Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC and Taco Bell Franchisor Holdings, LLC in favor of Citibank, N.A., which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.23
Management Agreement, dated as of May 11, 2016, among Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC, Citibank, N.A. and Taco Bell Corp., as manager, which is incorporated herein by reference from Exhibit 10.3 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.23.1
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

10.23.2
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

10.24
Indenture, dated as of September 11, 2019, by and between Yum and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on September 16, 2019.

10.25
Indenture, dated as of April 1, 2020 by and between Yum and the Bank of New York Mellon Trust Company, N.A, as Trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on April 6, 2020.

Exhibit Number	Description of Exhibits

10.26
Master License Agreement, dated as of October 31, 2016, by and between Yum! Restaurants Asia Pte. Ltd. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K filed on November 3, 2016.

10.26.1	Confirmatory License Agreement, dated as of January 1, 2020, by and between YRI China Franchising, LLC and Yum Restaurants Consulting (Shanghai) Company Limited, as attached herein.

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

10.29†
Offer Letter dated July 16, 2019, between the Company and Mark King, which is incorporated herein by reference from Exhibit 4.2 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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