Form 10-Q
period 2021-03-31
YUM BRANDS INC
filed 2021-05-05
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of April 29, 2021 was 297,901,153 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/31/2021	3/31/2020
Company sales	$476	$355
Franchise and property revenues	658	596
Franchise contributions for advertising and other services	352	312
Total revenues	1,486	1,263
Costs and Expenses, Net
Company restaurant expenses	392	298
General and administrative expenses	206	208
Franchise and property expenses	23	58
Franchise advertising and other services expense	343	310
Refranchising (gain) loss	(15)	(13)
Other (income) expense	(6)	152
Total costs and expenses, net	943	1,013
Operating Profit	543	250
Investment (income) expense, net	—	34
Other pension (income) expense	3	3
Interest expense, net	131	118
Income Before Income Taxes	409	95
Income tax provision	83	12
Net Income	$326	$83

Basic Earnings Per Common Share	$1.09	$0.28

Diluted Earnings Per Common Share	$1.07	$0.27

Dividends Declared Per Common Share	$0.50	$0.47

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2021	3/31/2020

Net Income	$326	$83
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	3	(102)
	3	(102)
Tax (expense) benefit	—	—
	3	(102)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	47	—
Reclassification of (gains) losses into Net Income	7	5
	54	5
Tax (expense) benefit	(13)	(1)
	41	4
Changes in derivative instruments
Unrealized gains (losses) arising during the period	24	(77)
Reclassification of (gains) losses into Net Income	4	(6)
	28	(83)
Tax (expense) benefit	(7)	20
	21	(63)

Other comprehensive income (loss), net of tax	65	(161)
Comprehensive Income (Loss)	$391	$(78)

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2021	3/31/2020
Cash Flows – Operating Activities
Net Income	$326	$83
Depreciation and amortization	39	27
Impairment and closure expense	1	140
Refranchising (gain) loss	(15)	(13)
Investment (income) expense, net	—	34
Contributions to defined benefit pension plans	(2)	(1)
Deferred income taxes	14	(31)
Share-based compensation expense	21	18
Changes in accounts and notes receivable	27	25
Changes in prepaid expenses and other current assets	(9)	(17)
Changes in accounts payable and other current liabilities	(123)	(51)
Changes in income taxes payable	5	(11)
Other, net	40	35
Net Cash Provided by Operating Activities	324	238

Cash Flows – Investing Activities
Capital spending	(45)	(35)
Acquisition of The Habit Restaurants, Inc., net of cash acquired	—	(408)
Proceeds from refranchising of restaurants	20	2
Other, net	39	—
Net Cash Provided by (Used in) Investing Activities	14	(441)

Cash Flows – Financing Activities
Proceeds from long-term debt	800	—
Repayments of long-term debt	(912)	(20)
Revolving credit facility, three months or less, net	—	950
Short-term borrowings by original maturity
More than three months - proceeds	—	66
More than three months - payments	—	(44)
Three months or less, net	—	—
Repurchase shares of Common Stock	(286)	—
Dividends paid on Common Stock	(150)	(141)
Debt issuance costs	(5)	—
Other, net	(10)	(13)
Net Cash Provided by (Used in) Financing Activities	(563)	798
Effect of Exchange Rates on Cash and Cash Equivalents	3	(53)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(222)	542
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	1,024	768
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$802	$1,310

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 3/31/2021	12/31/2020
ASSETS
Current Assets
Cash and cash equivalents	$561	$730
Accounts and notes receivable, net	508	534
Prepaid expenses and other current assets	385	425
Total Current Assets	1,454	1,689

Property, plant and equipment, net	1,215	1,235
Goodwill	597	597
Intangible assets, net	354	343
Other assets	1,416	1,435
Deferred income taxes	514	553
Total Assets	$5,550	$5,852

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,061	$1,189
Income taxes payable	24	33
Short-term borrowings	394	453
Total Current Liabilities	1,479	1,675

Long-term debt	10,229	10,272
Other liabilities and deferred credits	1,754	1,796
Total Liabilities	13,462	13,743

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 298 shares issued in 2021 and 300 issued in 2020	—	—
Accumulated deficit	(7,566)	(7,480)
Accumulated other comprehensive loss	(346)	(411)
Total Shareholders’ Deficit	(7,912)	(7,891)
Total Liabilities and Shareholders’ Deficit	$5,550	$5,852

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters ended March 31, 2021 and 2020
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2020	300	$—	$(7,480)	$(411)	$(7,891)
Net Income			326		326
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				3	3
Pension and post-retirement benefit plans (net of tax impact of $13 million)				41	41
Net gain on derivative instruments (net of tax impact of $7 million)				21	21
Comprehensive Income					391
Dividends declared			(151)		(151)
Repurchase of shares of Common Stock	(3)	(14)	(261)		(275)
Employee share-based award exercises	1	(10)			(10)
Share-based compensation events		24			24
Balance at March 31, 2021	298	$—	$(7,566)	$(346)	$(7,912)

Balance at December 31, 2019	300	$—	$(7,628)	$(388)	$(8,016)
Net Income			83		83
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(102)	(102)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				4	4
Net loss on derivative instruments (net of tax impact of $20 million)				(63)	(63)
Comprehensive Income					(78)
Dividends declared			(142)		(142)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	1	(13)			(13)
Share-based compensation events		28			28
Adoption of Expected Credit Loss accounting standard			(8)		(8)
Balance at March 31, 2020	301	$15	$(7,695)	$(549)	$(8,229)
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, (“2020 Form 10-K”).

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 50,000 restaurants in more than 150 countries and territories.  As of March 31, 2021, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of March 31, 2021, YUM consisted of four operating segments:

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2020 Form 10-K, the results of the interim periods presented. Our results of operations, comprehensive income, cash flows and changes in shareholders' deficit for these interim periods are not necessarily indicative of the results to be expected for the full year.

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

Total cash consideration paid in connection with the acquisition was $408 million, net of acquired cash of $20 million. The acquisition was accounted for as a business combination using the acquisition method of accounting. During the quarter ended March 31, 2021, we finalized our estimate of the fair value of the net assets acquired, which resulted in goodwill being reduced by $15 million compared to the initial fair value estimate recorded in the quarter ended March 31, 2020 ($2 million of this reduction was recorded in the quarter ended March 31, 2021). The final allocation of consideration to the net tangible and intangible assets acquired upon the March 18, 2020 acquisition is presented in the table below.

Total Current Assets	$11
Property, plant and equipment, net	111
Habit Burger Grill brand (included in Intangible assets, net)	96
Operating lease right-of-use assets (included in Other assets)	196
Other assets	28
Total Assets	442
Total Current Liabilities	(68)
Operating lease liabilities (included in Other liabilities and deferred credits)	(170)
Total Liabilities	(238)
Total identifiable net assets	204
Goodwill	204
Net consideration transferred	$408

During the first quarter of 2020, the operations of substantially all Habit Burger Grill restaurants were impacted by COVID-19. As a result, we performed an interim impairment test of the Habit Burger Grill reporting unit goodwill as of March 31, 2020. This test of impairment included comparing the estimated fair value of the Habit Burger Grill reporting unit to its carrying value, including goodwill, as originally determined through our preliminary purchase price allocation. The fair value estimate of the Habit Burger Grill reporting unit was based on the estimated price a willing buyer would pay for the reporting unit and was determined using an income approach through a discounted cash flow analysis using unobservable inputs (Level 3). The most impactful of these inputs included future average unit volumes of Habit Burger Grill restaurants as well as restaurant unit counts. The fair value was determined based upon a probability-weighted average of three scenarios, which included assumed recovery of Habit Burger Grill average unit volumes to a pre—COVID-19 level over periods ranging from the beginning of 2021 to the end of 2022. Factors impacting restaurant unit counts were near-term unit closures as the result of COVID-19 as well as the pace of expected new unit development. Unit counts assumed were correlated with the expected recoveries in average unit volumes. Based upon this fair value estimate, we determined that the carrying value of our Habit Burger Grill reporting unit exceeded its fair value. As a result, during the first quarter of 2020 we recorded a goodwill impairment charge of $139 million to Other (income) expense and a corresponding income tax benefit of $32 million. As we continued to refine our preliminary purchase price allocation in the quarter ended September 30, 2020, the impairment charge was adjusted upward by $5 million, which resulted in a corresponding income tax benefit of $1 million. Subsequent to these 2020 goodwill impairment charges and the finalization of the allocation of consideration to the net assets acquired (described above), the Habit Burger Grill reporting unit goodwill is approximately $60 million as of March 31, 2021.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2021	2020
Net Income	$326	$83

Weighted-average common shares outstanding (for basic calculation)	301	302
Effect of dilutive share-based employee compensation	4	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	305	307

Basic EPS	$1.09	$0.28

Diluted EPS	$1.07	$0.27
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.3	4.2

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholder's Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 31, 2021 and 2020 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2021		2020	2021		2020	2021
November 2019	2,599	(a)	—	$275	(a)	$—	$1,475

(a) Excludes the effect of $11 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2020, but cash settlement dates subsequent to December 31, 2020.

Changes in Accumulated other comprehensive loss ("AOCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2020, net of tax	$(182)	$(96)	$(133)	$(411)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	3	36	18	57

(Gains) losses reclassified from AOCI, net of tax	—	5	3	8
	3	41	21	65
Balance at March 31, 2021, net of tax	$(179)	$(55)	$(112)	$(346)

Note 5 - Other (Income) Expense

	Quarter ended
	3/31/2021	3/31/2020
Foreign exchange net (gain) loss and other(a)	$(7)	$12
Impairment and closure expense(b)	1	140
Other (income) expense	$(6)	$152

(a)    The quarter ended March 31, 2021, includes a gain of $6 million associated with the sale of property.

(b)    The quarter ended March 31, 2020, includes a charge of $139 million related to the impairment of Habit Burger Grill goodwill. See Note 2.

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

	3/31/2021	12/31/2020
Accounts and notes receivable, gross	$545	$579
Allowance for doubtful accounts	(37)	(45)
Accounts and notes receivable, net	$508	$534

Property, Plant and Equipment, net

	3/31/2021	12/31/2020
Property, plant and equipment, gross	$2,466	$2,465
Accumulated depreciation and amortization	(1,251)	(1,230)
Property, plant and equipment, net	$1,215	$1,235

Assets held-for-sale totaled $17 million and $7 million, respectively, as of March 31, 2021 and December 31, 2020, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Other Assets	3/31/2021	12/31/2020
Operating lease right-of-use assets(a)	$840	$851
Franchise incentives	171	163
Other	405	421
Other assets	$1,416	$1,435

(a)    Non-current operating lease liabilities of $816 million and $823 million as of March 31, 2021 and December 31, 2020, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	3/31/2021	12/31/2020
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$561	$730
Restricted cash included in Prepaid expenses and other current assets(a)	207	258
Restricted cash and restricted cash equivalents included in Other assets(b)	34	36
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$802	$1,024

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and Taco Bell Securitization interest reserves.

(b)    Primarily trust accounts related to our self-insurance program.

Note 7 - Income Taxes

	Quarter ended
	2021	2020
Income tax provision	$83	$12
Effective tax rate	20.2%	12.5%

The increase in our effective tax rate for the first quarter 2021 as compared with the first quarter 2020 is primarily due to a reduction in the rate impact of the benefit associated with excess tax benefits on share-based compensation due to pre-tax earnings being significantly lower in the first quarter 2020 as compared to the first quarter 2021.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 3/31/2021
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$14	$5	$208	$121	$348
Franchise revenues	44	67	144	1	256
Property revenues	4	—	10	—	14
Franchise contributions for advertising and other services	6	79	117	—	202

China
Franchise revenues	62	16	—	—	78

Other
Company sales	119	9	—	—	128
Franchise revenues	230	57	8	—	295
Property revenues	14	1	—	—	15
Franchise contributions for advertising and other services	132	17	1	—	150
	$625	$251	$488	$122	$1,486

	Quarter ended 3/31/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$16	$5	$198	$9	$228
Franchise revenues	38	62	131	—	231
Property revenues	4	1	10	—	15
Franchise contributions for advertising and other services	4	70	107	—	181

China
Franchise revenues	47	10	—	—	57

Other
Company sales	114	13	—	—	127
Franchise revenues	212	59	7	—	278
Property revenues	14	1	—	—	15
Franchise contributions for advertising and other services	117	14	—	—	131
	$566	$235	$453	$9	$1,263

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2021 is presented below.

Deferred Franchise Fees
Balance at December 31, 2020	$415
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(17)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	12
Other(a)	(3)
Balance at March 31, 2021	$407

(a)    Primarily includes impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$64
1 - 2 years	59
2 - 3 years	54
3 - 4 years	49
4 - 5 years	43
Thereafter	138
Total	$407

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	2021	2020
KFC Division	$625	$566
Pizza Hut Division	251	235
Taco Bell Division	488	453
Habit Burger Grill Division	122	9
	$1,486	$1,263

	Quarter ended
Operating Profit	2021	2020
KFC Division	$300	$224
Pizza Hut Division	102	76
Taco Bell Division	178	144
Habit Burger Grill Division	—	(2)
Corporate and unallocated G&A expenses	(50)	(50)
Unallocated Company restaurant expenses	—	(1)
Unallocated Franchise and property expenses	—	(2)
Unallocated Refranchising gain (loss)	15	13
Unallocated Other income (expense) (See Note 5)	(2)	(152)
Operating Profit	$543	$250
Investment income (expense), net(a)	—	(34)
Other pension income (expense) (See Note 10)	(3)	(3)
Interest expense, net(b)	(131)	(118)
Income before income taxes	$409	$95

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Includes changes in the value of Grubhub, Inc. ("Grubhub") common stock and other investments. For the quarter ended March 31, 2020, we recognized investment expense of $22 million related to changes in fair value of our investment in Grubhub common stock. In the quarter ended September 30, 2020, we sold our investment in Grubhub.

(b)Includes fees expensed and unamortized debt issuance costs written off totaling $12 million related to the refinancing of the Credit Agreement during the quarter ended March 31, 2021 (see Note 11).

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended
	2021	2020
Service cost	$2	$2
Interest cost	8	9
Expected return on plan assets	(11)	(11)
Amortization of net loss	6	4
Amortization of prior service cost	1	1
Net periodic benefit cost	$6	$5

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	3/31/2021	12/31/2020
Current maturities of long-term debt	$401	$463
Less current portion of debt issuance costs and discounts	(7)	(10)
Short-term borrowings	$394	$453

Long-term Debt
Securitization Notes	$2,861	$2,869
Subsidiary Senior Unsecured Notes	1,800	1,800
Term Loan A Facility	750	431
Term Loan B Facility	1,500	1,916
YUM Senior Unsecured Notes	3,725	3,725
Finance lease obligations	69	72
	$10,705	$10,813
Less debt issuance costs and discounts	(75)	(78)
Less current maturities of long-term debt	(401)	(463)
Long-term debt	$10,229	$10,272

Details of our Short-term borrowings and Long-term debt as of December 31, 2020 can be found within our 2020 Form 10-K.

On March 15, 2021, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of the Company, completed the refinancing of the then existing $1.9 billion term loan B facility, $431 million term loan A facility and $1.0 billion revolving facility through the issuance of a $1.5 billion term loan B facility maturing March 15, 2028 (the "Term Loan B Facility"), a $750 million term loan A facility maturing March 15, 2026 (the "Term Loan A Facility") and a $1.25 billion revolving facility maturing March 15, 2026 (the "Revolving Facility") pursuant to an amendment to the Credit Agreement (as defined in our 2020 Form 10-K). The amendment reduces the interest rate currently applicable to the refinanced Term Loan A Facility and for borrowings under the refinanced Revolving Facility by 25 basis points. Subsequent to the refinance the interest rate applicable to the Term Loan A Facility and the Revolving Facility ranges from 0.75% to 1.50% plus LIBOR or from 0.00% to 0.50% plus the Base Rate, at the Borrowers' election, based on the total leverage ratio (as defined in the Credit Agreement).

The refinanced Term Loan A Facility is now subject to quarterly amortization payments in an amount equal to 0.625% of the principal amount of the facility as of the refinance date beginning with the second quarter of 2022. The Term Loan A Facility quarterly amortization payments increase to 1.25% of the principal amount of the facility as of the refinance date beginning with the second quarter of 2024. The Term Loan B Facility continues to be subject to quarterly amortization payments in an amount equal to 0.25% of the principal amount of the facility as of the refinance date. All other material provisions under the Credit Agreement remain unchanged.

As a result of this Credit Agreement refinancing, $8 million of fees were capitalized as debt issuance costs primarily within Long-term debt and Other assets on our Condensed Consolidated Balance Sheet as of March 31, 2021. During the quarter ended March 31, 2021, fees expensed as well as previously recorded unamortized debt issuance costs written off totaling approximately $12 million were recognized within Interest expense, net due to this refinancing. Excluding the amounts associated with the Credit Agreement refinancing, cash paid for interest during the quarters ended March 31, 2021 and 2020 was $88 million and $72 million, respectively.

YUM Senior Unsecured Notes Issuance and Redemption of Subsidiary Senior Unsecured Notes

Subsequent to the end of the first quarter, on April 1, 2021, YUM! Brands, Inc. issued $1.1 billion aggregate principal amount of 4.625% YUM Senior Unsecured Notes due January 31, 2032 (the “2032 Notes”). Interest on the 2032 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The indenture governing the 2032 Notes contains covenants and events of default that are customary for debt securities of this type, including cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount of $100 million or more or the failure to pay the principal of such indebtedness at its stated maturity will constitute an event of default under the 2032 Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice. We intend to use the net proceeds from the 2032 Notes to fund the redemption of the 2026 Notes discussed below.

Subsequent to the end of the first quarter, on April 23, 2021, the Borrowers issued a notice of redemption for June 1, 2021 for $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due in 2026 (the “2026 Notes”). The redemption amount will be equal to 102.625% of the $1,050 million aggregate principal amount redeemed, reflecting a “call premium”, plus accrued interest to the date of redemption.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both March 31, 2021 and December 31, 2020, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of March 31, 2021 or December 31, 2020.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through March 31, 2021, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through March 31, 2021, all foreign currency contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of March 31, 2021 and December 31, 2020, outstanding foreign currency contracts related to intercompany receivables and payables had total notional amounts of $34 million and $39 million, respectively. These foreign currency forward contracts all have durations that expire in 2021.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2021, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2021	2020	2021	2020

Interest rate swaps	$24	$(83)	$4	$2

Foreign currency contracts	—	6	—	(8)

Income tax benefit/(expense)	(6)	19	(1)	1

As of March 31, 2021, the estimated net loss included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $34 million, based on current LIBOR interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral ("EID") plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of March 31, 2021, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	3/31/2021		12/31/2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,861	$2,999	$2,869	$3,015
Subsidiary Senior Unsecured Notes(b)	1,800	1,901	1,800	1,890
Term Loan A Facility(b)	750	727	431	428
Term Loan B Facility(b)	1,500	1,504	1,916	1,907
YUM Senior Unsecured Notes(b)	3,725	3,952	3,725	4,094

(a)    We estimated the fair value of the Securitization Notes using market quotes and calculations. The markets in which the Securitization Notes trade are not considered active markets.

(b)    We estimated the fair value of the YUM and Subsidiary Senior Unsecured Notes, Term Loan A Facility and Term Loan B Facility using market quotes and calculations based on market rates.

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	3/31/2021	12/31/2020
Assets
Foreign Currency Contracts	Prepaid expenses and other current assets	2	$1	$1
Other Investments	Other assets	1	2	45

Liabilities
Interest Rate Swaps	Accounts payable and other current liabilities	2	35	28
Interest Rate Swaps	Other liabilities and deferred credits	2	92	127

The fair value of the Company’s interest rate swaps and foreign currency contracts were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The other investments primarily include investments in mutual funds, which were historically used to offset fluctuations for a portion of our EID liabilities and whose fair values were determined based on the closing market prices of the respective mutual funds as of March 31, 2021 and December 31, 2020. In the quarter ended March 31, 2021, upon entering into the total return swaps as disclosed in Note 13, we sold the majority of these other investments and received cash proceeds of $44 million. These proceeds have been classified within Other, net cash flows from investing activities within our Condensed Consolidated Statements of Cash Flows.

Note 14 - Contingencies

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 31, 2021, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $425 million. The present value of these potential payments discounted at our pre-tax cost of debt at March 31, 2021, was approximately $350 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of March 31, 2021, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $150 million. Of this amount, $145 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order remains in effect and the next hearing is scheduled for August 9, 2021. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following Management's Discussion and Analysis (“MD&A”), should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, (“2020 Form 10-K”). All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

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

Our global citizenship strategy, called the Recipe for Good, reflects our priorities for socially responsible growth, risk management and sustainable stewardship of our people, food and planet.

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•Same-store sales growth is the estimated percentage change in system sales of all restaurants that have been open and in the YUM system for one year or more (with the exception of Habit Burger Grill restaurants acquired in the first quarter of 2020 for which we included all sales in the quarter ended March 31, 2020 both before and after the acquisition in the prior year base for purposes of determining 2021 same-store sales growth), including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. Throughout 2020 and continuing into 2021 we have had a significant number of restaurants that were temporarily closed including restaurants closed due to government and landlord restrictions as a result of COVID-19. The system sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends.

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

•Company restaurant profit and Company restaurant margin as a percentage of sales (as defined below).

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

Company restaurant profit is defined as Company sales less Company restaurant expenses, both of which appear on the face of our Condensed Consolidated Statements of Income. Company restaurant expenses include those expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, cost of restaurant-level labor, rent, depreciation and amortization of restaurant-level assets and advertising expenses incurred by and on behalf of that Company restaurant. Company restaurant margin as a percentage of sales ("Company restaurant margin %") is defined as Company restaurant profit divided by Company sales. We use Company restaurant profit for the purposes of internally evaluating the performance of our Company-owned restaurants and we believe Company restaurant profit provides useful information to investors as to the profitability of our Company-owned restaurants. In calculating Company restaurant profit, the Company excludes revenues and expenses directly associated with our franchise operations as well as non-restaurant-level costs included in General and administrative expenses, some of which may support Company-owned restaurant operations. The Company also excludes restaurant-level asset impairment and closures expenses, which have historically not been significant, from the determination of Company restaurant profit as such expenses are not believed to be indicative of ongoing operations. Company restaurant profit and Company restaurant margin % as presented may not be comparable to other similarly titled measures of other companies in the industry.

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

For the quarter ended March 31, 2021, GAAP diluted EPS was $1.07 per share, an increase from $0.27 per share in the quarter ended March 31, 2020, and diluted EPS, excluding Special Items, was $1.07 per share, an increase from $0.64 per share in the quarter ended March 31, 2020.

Quarterly Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+11	+8	+4	+34	+28
Pizza Hut Division	+7	+12	(4)	+34	+30
Taco Bell Division	+11	+9	+1	+24	+24
Worldwide(1)	+11	+9	+1	+117	+33

(1)    Worldwide system sales ex F/X includes the benefit of our acquisition of Habit Burger Grill on March 18, 2020. Same-store sales reflects the inclusion of Habit Burger Grill in the prior year base for periods in the first-quarter of 2020 both before and after the acquisition. Operating profit results of Habit Burger Grill for the period subsequent to our acquisition are reflected in the consolidated figures.

Additionally:

•Net new units added were 435 for the quarter for 1% unit growth year-over-year.

•During the quarter, we repurchased 2.6 million shares totaling $275 million at an average price of $106.

•Foreign currency translation favorably impacted Divisional Operating Profit for the quarter to date by $16 million.

Worldwide

GAAP Results

	Quarter ended
	2021	2020	% B/(W)
Company sales	$476	$355	34
Franchise and property revenues	658	596	10
Franchise contributions for advertising and other services	352	312	13
Total revenues	1,486	1,263	18

Company restaurant expenses	392	298	(32)
G&A expenses	206	208	1
Franchise and property expenses	23	58	61
Franchise advertising and other services expense	343	310	(10)
Refranchising (gain) loss	(15)	(13)	15
Other (income) expense	(6)	152	NM
Total costs and expenses, net	943	1,013	7
Operating Profit	543	250	117

Investment (income) expense, net	—	34	NM
Other pension (income) expense	3	3	(12)
Interest expense, net	131	118	(11)
Income before income taxes	409	95	NM
Income tax provision	83	12	NM
Net Income	$326	$83	NM

Diluted EPS(a)	$1.07	$0.27	NM
Effective tax rate	20.2%	12.5%	(7.7)	ppts.

(a)See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	3/31/2021	3/31/2020	% Increase (Decrease)
Franchise	49,714	49,359	1
Company-owned	1,074	1,152	(7)
Total	50,788	50,511	1

	Quarter ended
	2021	2020
Same-store Sales Growth (Decline) %	9	(7)
System Sales Growth (Decline) %, reported	14	(4)
System Sales Growth (Decline) %, excluding FX	11	(3)

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended
	2021	2020

Consolidated
Company sales(a)	$476	$355
Franchise sales	12,909	11,339
System sales	13,385	11,694
Foreign Currency Impact on System sales(b)	383	N/A
System sales, excluding FX	$13,002	$11,694

KFC Division
Company sales(a)	$133	$130
Franchise sales	7,140	6,157
System sales	7,273	6,287
Foreign Currency Impact on System sales(b)	292	N/A
System sales, excluding FX	$6,981	$6,287

Pizza Hut Division
Company sales(a)	$14	$18
Franchise sales	3,082	2,783
System sales	3,096	2,801
Foreign Currency Impact on System sales(b)	86	N/A
System sales, excluding FX	$3,010	$2,801

Taco Bell Division
Company sales(a)	$208	$198
Franchise sales	2,672	2,398
System sales	2,880	2,596
Foreign Currency Impact on System sales(b)	5	N/A
System sales, excluding FX	$2,875	$2,596

Habit Burger Grill Division
Company sales(a)	$121	$9
Franchise sales	15	1
System sales	136	10
Foreign Currency Impact on System sales(b)	—	N/A
System sales, excluding FX	$136	$10

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended
	2021	2020
Core Operating Profit Growth (Decline) %	33	(6)
Diluted EPS Growth (Decline) %, excluding Special Items	67	(23)
Effective Tax Rate excluding Special Items	20.2%	18.7%

	Quarter ended
	2021	2020
Company restaurant profit	$84	$57
Company restaurant margin %	17.6%	16.2%

	Quarter ended
Detail of Special Items	2021	2020
Refranchising gain (loss)(a)	$2	$3
Costs associated with acquisition and integration of Habit Burger Grill (See Note 2)	—	(6)
Impairment of Habit Burger Grill goodwill (See Note 2)	—	(139)
Other Special Items Income (Expense)	—	(3)
Special Items Income (Expense) - Operating Profit	2	(145)
Tax (Expense) Benefit on Special Items(b)	(1)	33
Special Items Income (Expense), net of tax	$1	$(112)
Average diluted shares outstanding	305	307
Special Items diluted EPS	$—	$(0.37)

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$543	$250
Special Items Income (Expense)	2	(145)
Foreign Currency Impact on Divisional Operating Profit(c)	16	N/A
Core Operating Profit	$525	$395

KFC Division
GAAP Operating Profit	$300	$224
Foreign Currency Impact on Divisional Operating Profit(c)	13	N/A
Core Operating Profit	$287	$224

Pizza Hut Division
GAAP Operating Profit	$102	$76
Foreign Currency Impact on Divisional Operating Profit(c)	3	N/A
Core Operating Profit	$99	$76

Taco Bell Division
GAAP Operating Profit	$178	$144
Foreign Currency Impact on Divisional Operating Profit(c)	—	N/A
Core Operating Profit	$178	$144

Habit Burger Grill Division
GAAP Operating Profit (Loss)	$—	$(2)
Foreign Currency Impact on Divisional Operating Profit(c)	—	N/A
Core Operating Profit	$—	$(2)

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.07	$0.27
Special Items Diluted EPS	—	(0.37)
Diluted EPS excluding Special Items	$1.07	$0.64

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	20.2%	12.5%
Impact on Tax Rate as a result of Special Items(b)	—%	(6.2)%
Effective Tax Rate excluding Special Items	20.2%	18.7%

(a)Due to their size and volatility we have reflected as Special Items those refranchising gains and losses that were recorded in connection with our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded during 2021 and 2020 as Special Items directly relate to refranchising gains and losses recorded prior to December 31, 2018.

During the quarters ended March 31, 2021 and 2020, we recorded net refranchising gains of $2 million and $3 million, respectively, that have been reflected as Special Items.

Additionally, during the quarters ended March 31, 2021 and 2020, we recorded net refranchising gains of $13 million and $10 million, respectively, that have not been reflected as Special Items as such amounts are considered indicative of our expected ongoing refranchising activity.  These gains relate to refranchising of restaurants in 2021 and 2020 that were not part of our aforementioned plans to achieve 98% franchise ownership and that we believe are now more indicative of our ongoing operations.

(b)Tax (Expense) Benefit on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

(c)The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented.  When determining applicable Core Operating Profit growth percentages, the Core Operating Profit for the current year should be compared to the prior year GAAP Operating Profit adjusted only for any prior year Special Items Income (Expense).

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 3/31/2021
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Unallocated	Total
GAAP Operating Profit	$300	$102	$178	$—	$(37)	$543
Less:
Franchise and property revenues	354	141	162	1	—	658
Franchise contributions for advertising and other services	138	96	118	—	—	352
Add:
General and administrative expenses	73	40	31	12	50	206
Franchise and property expenses	14	2	7	—	—	23
Franchise advertising and other services expense	133	94	116	—	—	343
Refranchising (gain) loss	—	—	—	—	(15)	(15)
Other (income) expense	(6)	—	(2)	—	2	(6)
Company restaurant profit	$22	$1	$50	$11	$—	$84
Company sales	$133	$14	$208	$121	$—	$476
Company restaurant margin %	16.6%	6.7%	24.1%	8.8%	NM	17.6%

	Quarter ended 3/31/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Unallocated	Total
GAAP Operating Profit	$224	$76	$144	$(2)	$(192)	$250
Less:
Franchise and property revenues	315	133	148	—	—	596
Franchise contributions for advertising and other services	121	84	107	—	—	312
Add:
General and administrative expenses	73	46	38	1	50	208
Franchise and property expenses	33	12	11	—	2	58
Franchise advertising and other services expense	120	84	106	—	—	310
Refranchising (gain) loss	—	—	—	—	(13)	(13)
Other (income) expense	1	(2)	1	—	152	152
Company restaurant profit	$15	$(1)	$45	$(1)	$(1)	$57
Company sales	$130	$18	$198	$9	$—	$355
Company restaurant margin %	11.7%	(3.0)%	22.4%	(7.7)%	NM	16.2%

Items Impacting Current Quarter and Expected to Impact Future Results

The following items impacted reported results in 2021 and/or 2020 and/or are expected to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

COVID-19

In late 2019, a novel strain of coronavirus, COVID-19, was first detected and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Throughout 2020 and into 2021, COVID-19 has spread throughout the U.S. and the rest of the world and governmental authorities have implemented measures to reduce the spread of COVID-19. These measures include restrictions on travel outside the home and other limitations on business and other activities as well as encouraging social distancing. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. The impact on our sales in each of our markets has been dependent on the timing, severity and duration of the outbreak, measures implemented by government authorities to reduce the spread of COVID-19, as well as our reliance on dine-in sales in the market.

Our results were significantly impacted by the impacts of COVID-19 in the year ended December 31, 2020, as evidenced by our worldwide same-store sales decline of 6%. Overall, our sales declines were primarily driven by temporary store closures, which peaked in early April 2020 at about 11,000 restaurants and ended the year at about 830 restaurants, which meant roughly 98% of our system was open in a full or limited capacity at year end. In addition to the loss of sales due to restaurants being temporarily closed, we also lost sales due to dining room closures or other limitations on access.

Beginning in 2020 and continuing through the first quarter of 2021 we have been able to mitigate the loss of sales due to temporary unit closures, dining room closures or other limitations on access through the strength of our off-premise channels, aided by increasing consumer access to our brands via digital channels. As a result, our same-store sales increased 9% in the quarter ended March 31, 2021 driven by strong performance in North America, the United Kingdom, Australia and Japan, with some offset from COVID-19-related trading restrictions in parts of Asia and Europe. Our first quarter 2021 same-store sales results include the impact of nearly 900 restaurants remaining temporarily closed due to COVID-19. These temporary closures are primarily KFC and Pizza Hut restaurants located in countries where COVID-19 government restrictions remain elevated, including Latin America and certain parts of Europe and Asia. Assets located in malls, transportation centers, airports and other similar locations continue to be pressured, making up many of the temporary closures.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company's results for the balance of 2021. The ultimate pace of our recovery will largely depend on the pace of restaurant reopenings and the continuation of current sales trends, although we expect continuing adverse impacts from COVID-19 in certain parts of the world. In addition, for our restaurants that prominently feature drive-thru, carryout and delivery options, COVID-19 has in many cases contributed to an increase in sales during 2020 and the first quarter of 2021. If the impact of COVID-19 recedes, in-person dining restrictions are lifted or lessened and the restaurant industry in general returns to more normal operations, the benefits to sales experienced by certain of our restaurants, including our Pizza Hut delivery restaurants, could wane and our results could be negatively impacted. As 98% of our restaurants are operated by approximately 2,000 independent franchisees across the world, we are closely monitoring the impact of COVID-19 on our franchisees' financial condition.

The Habit Restaurants, Inc. Acquisition

On March 18, 2020, we acquired The Habit Restaurants, Inc. for total cash consideration of $408 million, net of cash acquired. Our condensed consolidated financial statements and system sales metric reflect the ongoing results of Habit Burger Grill operations for fourteen days in the quarter ended March 31, 2020 and full quarter results for the quarter ended March 31, 2021. These ongoing results had an insignificant impact on our consolidated results of operations. Consolidated system sales for the quarter ended March 31, 2021, were positively impacted 1% due to the acquisition of Habit Burger Grill.

As a result of the impacts of COVID-19 on the results of Habit Burger Grill’s operations, as well as general market conditions, we recorded an after-tax impairment charge of $107 million in the first quarter of 2020 related to the goodwill arising from the preliminary purchase price allocation associated with the acquisition. We have reflected this impairment as a Special Item, resulting in a Special Item EPS charge for the quarter ended March 31, 2020, of approximately $0.35. See Note 2.

Franchise Bad Debt Expense

We experienced significant quarterly fluctuations in franchise bad debt expense in 2020 due in large part to the uncertainties associated with COVID-19. During the quarter ended March 31, 2021, we recognized net bad debt recoveries of $6 million related to short-term accounts receivable due from our franchisees for royalties, rent and other services we provide, which were primarily reflected within Franchise and property expenses. These net bad debt recoveries of $6 million compared to $28 million of bad debt expense recognized in the quarter ended March 31, 2020, and thus benefited Operating Profit growth by $34 million quarter-over-quarter.

Due to the quarterly fluctuations in franchise bad debt expense in 2020 discussed above, we expect quarterly operating profit growth in 2021 to continue to be impacted as we lap net bad debt expense of $13 million in the quarter ended June 30, 2020, and net bad debt recoveries of $21 million and $8 million in the quarters ended September 30, 2020 and December 31, 2020, respectively. While difficult to forecast, at this point we do not expect net bad debt expense to significantly impact our full year operating profit growth for 2021.

Investment in Grubhub, Inc. (“Grubhub”)

In April of 2018 we purchased 2.8 million shares of Grubhub common stock for $200 million. In the quarter ended September 30, 2020, we sold our entire investment in Grubhub and received proceeds of $206 million. While we held our investment in Grubhub common stock we recognized changes in the fair value in our investment in our Condensed Consolidated Statements of Income. For the quarter ended March 31, 2020, we recognized pre-tax investment expense of $22 million related to changes in fair value of our investment in Grubhub common stock.

KFC Division

The KFC Division has 25,292 units, 84% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of March 31, 2021.

	Quarter ended
			% B/(W)
	2021	2020	Reported		Ex FX
System Sales	$7,273	$6,287	16		11
Same-Store Sales Growth (Decline) %	8	(8)	N/A		N/A

Company sales	$133	$130	2		(3)
Franchise and property revenues	354	315	12		8
Franchise contributions for advertising and other services	138	121	14		9
Total revenues	$625	$566	10		6

Company restaurant profit	$22	$15	46		36
Company restaurant margin %	16.6%	11.7%	4.9	ppts.	4.6	ppts.

G&A expenses	$73	$73	—		2
Franchise and property expenses	14	33	59		61
Franchise advertising and other services expense	133	120	(11)		(5)
Operating Profit	$300	$224	34		28

			% Increase (Decrease)
Unit Count	3/31/2021	3/31/2020
Franchise	25,002	23,969	4
Company-owned	290	335	(13)
Total	25,292	24,304	4

Company sales and Company restaurant margin %

The quarterly decrease in Company sales, excluding the impacts of foreign currency translation, was driven by refranchising, partially offset by company same-store sales growth of 7%.

The quarterly increase in Company restaurant margin % was driven by same-store sales growth, partially offset by increased restaurant-level costs.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 8% and unit growth.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower travel related costs, partially offset by higher expenses related to our deferred compensation program.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth, lower bad debt expense, and unit growth.

Pizza Hut Division

The Pizza Hut Division has 17,710 units, 63% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of March 31, 2021.

	Quarter ended
			% B/(W)
	2021	2020	Reported		Ex FX

System Sales	$3,096	$2,801	11		7
Same-Store Sales Growth (Decline) %	12	(11)	N/A		N/A

Company sales	$14	$18	(24)		(27)
Franchise and property revenues	141	133	7		4
Franchise contributions for advertising and other services	96	84	14		13
Total revenues	$251	$235	7		5

Company restaurant profit	$1	$(1)	NM		NM
Company restaurant margin %	6.7%	(3.0)%	9.7	ppts.	9.7	ppts.

G&A expenses	$40	$46	11		12
Franchise and property expenses	2	12	84		85
Franchise advertising and other services expense	94	84	(12)		(11)
Operating Profit	$102	$76	34		30

			% Increase (Decrease)
Unit Count	3/31/2021	3/31/2020
Franchise	17,657	18,434	(4)
Company-owned	53	99	(46)
Total	17,710	18,533	(4)

Company sales

The quarterly decrease in Company sales, excluding the impacts of foreign currency translation, was driven by the refranchising of stores in the UK in the quarter ended March 31, 2021, partially offset by company same-store sales growth of 9%.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 12%, partially offset by unit declines.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower headcount, lower professional fees and lower travel related costs, partially offset by higher expenses related to our deferred compensation programs.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth, lower bad debt expense and lower G&A, partially offset by the impact of unit declines.

Taco Bell Division

The Taco Bell Division has 7,493 units, the vast majority of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of March 31, 2021.

	Quarter ended
			% B/(W)
	2021	2020	Reported		Ex FX

System Sales	$2,880	$2,596	11		11
Same-Store Sales Growth %	9	1	N/A		N/A

Company sales	$208	$198	5		5
Franchise and property revenues	162	148	9		9
Franchise contributions for advertising and other services	118	107	10		10
Total revenues	$488	$453	8		8

Company restaurant profit	$50	$45	13		13
Company restaurant margin %	24.1%	22.4%	1.7	ppts.	1.7	ppts.

G&A expenses	$31	$38	17		18
Franchise and property expenses	7	11	36		36
Franchise advertising and other services expense	116	106	(9)		(9)
Operating Profit	$178	$144	24		24

			% Increase (Decrease)
Unit Count	3/31/2021	3/31/2020
Franchise	7,019	6,925	1
Company-owned	474	473	—
Total	7,493	7,398	1

Company sales and Company restaurant margin %

The quarterly increase in Company sales was driven by same-store sales growth of 4% and unit growth.

The quarterly increase in Company restaurant margin % was driven by the favorable impact of higher guest check partially offset by transaction declines.

Franchise and property revenues

The quarterly increase in Franchise and property revenues was driven by franchise same-store sales growth of 10% and unit growth.

G&A

The quarterly decrease in G&A was driven by lower headcount, lapping higher severance expenses and lower travel related costs offset by higher expenses related to our deferred compensation programs.

Operating Profit

The quarterly increase in Operating Profit was driven by same-store sales growth and lower G&A expenses.

Habit Burger Grill Division

The Habit Burger Grill Division has 293 units, the vast majority of which are in the U.S.  The Company owned 91% of the Habit Burger Grill units in the U.S. as of March 31, 2021.  During the quarter ended March 31, 2021, The Habit Burger Grill opened 6 gross new restaurants and reported same-store sales growth of 13%. Total revenues and Operating Profit were $122 million and less than $1 million, respectively, for the quarter ended March 31, 2021.

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2021	2020	% B/(W)
Corporate and unallocated G&A	$(50)	$(50)	(1)
Unallocated Company restaurant expenses	—	(1)	NM
Unallocated Franchise and property expenses	—	(2)	NM
Unallocated Refranchising gain (loss)	15	13	15
Unallocated Other income (expense)	(2)	(152)	NM
Investment income (expense), net (See Note 9)	—	(34)	NM
Other pension income (expense) (See Note 10)	(3)	(3)	(12)
Interest expense, net	(131)	(118)	(11)
Income tax provision (See Note 7)	(83)	(12)	NM
Effective tax rate (See Note 7)	20.2%	12.5%	(7.7)	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and unallocated G&A expense was driven by higher expenses related to our deferred compensation programs, higher share-based compensation expense and increased headcount supporting our technology initiatives offset by lower professional fees including lapping prior year costs associated with the acquisition of Habit Burger Grill.

Unallocated Other income (expense)

Unallocated Other income (expense) for the quarter ended March 31, 2020, includes a goodwill impairment charge of $139 million for Habit Burger Grill (see Note 2).

Interest expense, net

The quarterly increase in Interest expense, net was driven by fees expensed as well as unamortized debt issuance costs written off totaling approximately $12 million related to the refinancing of the Credit Agreement (see Note 11).

Consolidated Cash Flows

Net cash provided by operating activities was $324 million in 2021 versus $238 million in 2020. The increase was largely driven by an increase in Operating profit before Special Items and decreased incentive compensation payments, partially offset by the timing of advertising and accounts payable spending and an increase in interest and income tax payments.

Net cash provided by investing activities was $14 million in 2021 versus net cash used in investing activities of $441 million in 2020. The increase was primarily driven by the lapping of our prior year acquisition of The Habit Restaurants, Inc., the current year sale of certain mutual fund investments (see Note 13) and higher refranchising proceeds in the current year, partially offset by higher current year capital spending.

Net cash used in financing activities was $563 million in 2021 versus net cash provided by financing activities of $798 million in 2020. The change was primarily driven by lower net borrowings and higher share repurchases in the current year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by operations, cash on hand and our Revolving Facility (as defined below). We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows have historically been in excess of $1 billion. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a meaningful dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash such as refranchising proceeds do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement that was undrawn as of March 31, 2021. We believe that our existing cash from operations, cash on hand and availability under our Revolving Facility, will be sufficient to fund our operations, anticipated capital expenditures and debt repayment obligations over the next twelve months.

Debt Instruments

As of March 31, 2021, approximately 93%, including the impact of interest rate swaps, of our $10.6 billion of total debt outstanding, excluding finance leases, is fixed with an effective overall interest rate of approximately 4.8%. We are managing a capital structure which reflects consolidated leverage, net of available cash, in-line with our target of ~5.0x EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of March 31, 2021.

	2021	2022	2023	2024	2025	2026	2027	2028	2030	2031	2037	2043	Total
Securitization Notes	$21	$29	$1,281	$16	$16	$921	$6	$571					$2,861
Credit Agreement	12	29	34	48	53	662	15	1,397					2,250
Subsidiary Senior Unsecured Notes						1,050	750						1,800
YUM Senior Unsecured Notes	350		325		600				$800	$1,050	$325	$275	3,725
Total	$383	$58	$1,640	$64	$669	$2,633	$771	$1,968	$800	$1,050	$325	$275	$10,636

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

Credit Agreement includes senior secured credit facilities consisting of a $750 million Term Loan A facility (the “Term Loan A Facility"), a $1.5 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.25 billion revolving facility (the “Revolving Facility”) issued by KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of the Company. Our Revolving Facility was undrawn as of March 31, 2021. The interest rates applicable to the Term Loan A Facility and the Revolving Facility range from 0.75% to 1.50% plus LIBOR or from 0.00% to 0.50% plus the Base Rate, at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement). The interest rates applicable to the Term Loan B Facility are 1.75% plus LIBOR or 0.75% plus the Base Rate, at the Borrowers' election. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement. See Note 11 for details regarding our refinance of the Credit Agreement during the quarter ended March 31, 2021.

Subsidiary Senior Unsecured Notes include $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due 2026 (the "2026 Notes") and $750 million aggregate principal amount of 4.75% Subsidiary Senior Unsecured Notes due 2027. Our Subsidiary Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of the indebtedness of certain subsidiaries with a principal amount in excess of $100 million or the failure to pay principal of such indebtedness will constitute an event of default under the Subsidiary Senior Unsecured Notes.

Subsequent to the end of the first quarter, on April 23, 2021, the Borrowers issued a notice of redemption for June 1, 2021 for the 2026 Notes. The redemption amount is equal to 102.625% of the principal amount redeemed, reflecting a “call premium”, plus accrued interest to the date of redemption. See Note 11.

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

Subsequent to the end of the first quarter, on April 1, 2021, Yum! Brands, Inc. issued $1.1 billion aggregate principal amount of 4.625% YUM Senior Unsecured Notes due January 31, 2032 (the “2032 Notes”) that are not included in the table above. We intend to use the net proceeds from the 2032 Notes to fund the redemption of the 2026 Notes discussed above. See Note 11.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates, including the impact on our interest rate swaps. As of March 31, 2021, our interest rate swaps expiring in July 2021 had notional amounts of $1.55 billion and our interest rate swaps expiring in March 2025 had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges. We do not anticipate the impact of adopting this standard will be material to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2021, to the disclosures made in Item 7A of the Company’s 2020 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2021.

Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) any risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020, and (iv) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2020. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yum! Brands, Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (YUM) as of March 31, 2021, the related condensed consolidated statements of income, comprehensive income, cash flows and shareholders’ deficit for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2020, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ deficit for the year then ended (not presented herein); and in our report dated February 19, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2021

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2021, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
1/1/21-1/31/21	—	$ —	—	$1,750

2/1/21-2/28/21	911	$105.00	911	$1,654

3/1/21-3/31/21	1,688	$106.30	1,688	$1,475
Total	2,599	$105.84	2,599	$1,475

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

4.2.2.
Second Supplemental Indenture, dated as of April 1, 2021, by and between the Company and U.S. Bank National Association, as trustee, which is incorporated herein from Exhibit 4.1 to Form 8-K filed April 1, 2021.

10.1
Refinancing Amendment No. 4, dated as of March 15, 2021, to Credit Agreement dated as of June 16, 2016 among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders., which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on 8-K filed on March 18, 2021.

	10.20	Yum! Brands, Inc. Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2021)

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	May 4, 2021	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)