Form 10-Q
period 2021-06-30
YUM BRANDS INC
filed 2021-08-05
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of July 29, 2021, was 295,646,558 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Company sales	$520	$403	$996	$758
Franchise and property revenues	706	525	1,364	1,121
Franchise contributions for advertising and other services	376	270	728	582
Total revenues	1,602	1,198	3,088	2,461
Costs and Expenses, Net
Company restaurant expenses	417	349	809	647
General and administrative expenses	230	259	436	467
Franchise and property expenses	27	36	50	94
Franchise advertising and other services expense	372	264	715	574
Refranchising (gain) loss	(7)	(8)	(22)	(21)
Other (income) expense	(4)	(2)	(10)	150
Total costs and expenses, net	1,035	898	1,978	1,911
Operating Profit	567	300	1,110	550
Investment (income) expense, net	(1)	(91)	(1)	(57)
Other pension (income) expense	2	2	5	5
Interest expense, net	159	132	290	250
Income Before Income Taxes	407	257	816	352
Income tax provision	16	51	99	63
Net Income	$391	$206	$717	$289

Basic Earnings Per Common Share	$1.31	$0.68	$2.39	$0.96

Diluted Earnings Per Common Share	$1.29	$0.67	$2.35	$0.94

Dividends Declared Per Common Share	$0.50	$0.47	$1.00	$0.94

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Net Income	$391	$206	$717	$289
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	14	68	17	(34)
	14	68	17	(34)
Tax (expense) benefit	—	—	—	—
	14	68	17	(34)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	11	—	58	—
Reclassification of (gains) losses into Net Income	4	5	11	10
	15	5	69	10
Tax (expense) benefit	(4)	(1)	(17)	(2)
	11	4	52	8
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(8)	(19)	16	(93)
Reclassification of (gains) losses into Net Income	4	4	8	(5)
	(4)	(15)	24	(98)
Tax (expense) benefit	1	4	(6)	24
	(3)	(11)	18	(74)

Other comprehensive income (loss), net of tax	22	61	87	(100)
Comprehensive Income (Loss)	$413	$267	$804	$189

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/30/2021	6/30/2020
Cash Flows – Operating Activities
Net Income	$717	$289
Depreciation and amortization	78	53
Impairment and closure expense	1	146
Refranchising (gain) loss	(22)	(21)
Investment (income) expense, net	(1)	(57)
Contributions to defined benefit pension plans	(3)	(1)
Deferred income taxes	(41)	(20)
Share-based compensation expense	38	29
Changes in accounts and notes receivable	25	4
Changes in prepaid expenses and other current assets	(11)	(26)
Changes in accounts payable and other current liabilities	(95)	(76)
Changes in income taxes payable	(25)	(49)
Other, net	112	91
Net Cash Provided by Operating Activities	773	362

Cash Flows – Investing Activities
Capital spending	(84)	(67)
Acquisition of The Habit Restaurants, Inc., net of cash acquired	—	(408)
Proceeds from refranchising of restaurants	43	3
Other, net	33	—
Net Cash Used in Investing Activities	(8)	(472)

Cash Flows – Financing Activities
Proceeds from long-term debt	1,900	600
Repayments of long-term debt	(2,002)	(41)
Revolving credit facility, three months or less, net	—	575
Short-term borrowings by original maturity
More than three months - proceeds	—	85
More than three months - payments	—	(90)
Three months or less, net	—	—
Repurchase shares of Common Stock	(530)	—
Dividends paid on Common Stock	(299)	(283)
Debt issuance costs	(18)	(7)
Other, net	(17)	(31)
Net Cash Provided by (Used in) Financing Activities	(966)	808
Effect of Exchange Rates on Cash and Cash Equivalents	11	(18)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(190)	680
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	1,024	768
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$834	$1,448

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 6/30/2021	12/31/2020
ASSETS
Current Assets
Cash and cash equivalents	$552	$730
Accounts and notes receivable, net	525	534
Prepaid expenses and other current assets	437	425
Total Current Assets	1,514	1,689

Property, plant and equipment, net	1,211	1,235
Goodwill	597	597
Intangible assets, net	352	343
Other assets	1,408	1,435
Deferred income taxes	567	553
Total Assets	$5,649	$5,852

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,142	$1,189
Income taxes payable	16	33
Short-term borrowings	400	453
Total Current Liabilities	1,558	1,675

Long-term debt	10,258	10,272
Other liabilities and deferred credits	1,726	1,796
Total Liabilities	13,542	13,743

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 296 shares issued in 2021 and 300 issued in 2020	—	—
Accumulated deficit	(7,569)	(7,480)
Accumulated other comprehensive loss	(324)	(411)
Total Shareholders’ Deficit	(7,893)	(7,891)
Total Liabilities and Shareholders’ Deficit	$5,649	$5,852

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters ended June 30, 2021 and 2020
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at March 31, 2021	298	$—	$(7,566)	$(346)	$(7,912)
Net Income			391		391
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				14	14
Pension and post-retirement benefit plans (net of tax impact of $4 million)				11	11
Net loss on derivative instruments (net of tax impact of $1 million)				(3)	(3)
Comprehensive Income					413
Dividends declared			(149)		(149)
Repurchase of shares of Common Stock	(2)	(10)	(245)		(255)
Employee share-based award exercises	—	(7)			(7)
Share-based compensation events		17			17
Balance at June 30, 2021	296	$—	$(7,569)	$(324)	$(7,893)

Balance at December 31, 2020	300	$—	$(7,480)	$(411)	$(7,891)
Net Income			717		717
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				17	17
Pension and post-retirement benefit plans (net of tax impact of $17 million)				52	52
Net gain on derivative instruments (net of tax impact of $6 million)				18	18
Comprehensive Income					804
Dividends declared			(300)		(300)
Repurchase of shares of Common Stock	(5)	(24)	(506)		(530)
Employee share-based award exercises	1	(17)			(17)
Share-based compensation events		41			41
Balance at June 30, 2021	296	$—	$(7,569)	$(324)	$(7,893)

Balance at March 31, 2020	301	$15	$(7,695)	$(549)	$(8,229)
Net Income			206		206
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				68	68
Pension and post-retirement benefit plans (net of tax impact of $1 million)				4	4
Net loss on derivative instruments (net of tax impact of $4 million)				(11)	(11)
Comprehensive Income					267
Dividends declared			(142)		(142)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	—	(18)			(18)
Share-based compensation events		14			14
Balance at June 30, 2020	301	$11	$(7,631)	$(488)	$(8,108)

Balance at December 31, 2019	300	$—	$(7,628)	$(388)	$(8,016)
Net Income			289		289
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(34)	(34)
Pension and post-retirement benefit plans (net of tax impact of $2 million)				8	8
Net loss on derivative instruments (net of tax impact of $24 million)				(74)	(74)
Comprehensive Income					189
Dividends declared			(284)		(284)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	1	(31)			(31)
Share-based compensation events		42			42
Adoption of Expected Credit Loss accounting standard			(8)		(8)
Balance at June 30, 2020	301	$11	$(7,631)	$(488)	$(8,108)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“2020 Form 10-K”).

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 51,000 restaurants in more than 150 countries and territories.  As of June 30, 2021, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of June 30, 2021, YUM consisted of four operating segments:

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

During the first quarter of 2020, the operations of substantially all Habit Burger Grill restaurants were impacted by COVID-19. As a result, we performed an interim impairment test of the Habit Burger Grill reporting unit goodwill as of March 31, 2020. This test of impairment included comparing the estimated fair value of the Habit Burger Grill reporting unit to its carrying value, including goodwill, as originally determined through our preliminary purchase price allocation. The fair value estimate of the Habit Burger Grill reporting unit was based on the estimated price a willing buyer would pay for the reporting unit and was determined using an income approach through a discounted cash flow analysis using unobservable inputs (Level 3). The most impactful of these inputs included future average unit volumes of Habit Burger Grill restaurants as well as restaurant unit counts. The fair value was determined based upon a probability-weighted average of three scenarios, which included assumed recovery of Habit Burger Grill average unit volumes to a pre—COVID-19 level over periods ranging from the beginning of 2021 to the end of 2022. Factors impacting restaurant unit counts were near-term unit closures as the result of COVID-19 as well as the pace of expected new unit development. Unit counts assumed were correlated with the expected recoveries in average unit volumes. Based upon this fair value estimate, we determined that the carrying value of our Habit Burger Grill reporting unit exceeded its fair value. As a result, during the first quarter of 2020 we recorded a goodwill impairment charge of $139 million to Other (income) expense and a corresponding income tax benefit of $32 million. As we continued to refine our preliminary purchase price allocation in the quarter ended September 30, 2020, the impairment charge was adjusted upward by $5 million, which resulted in a corresponding income tax benefit of $1 million. Subsequent to these 2020 goodwill impairment charges and the finalization during the quarter ended March 31, 2021, of the allocation of consideration to the net assets acquired (described above), the Habit Burger Grill reporting unit goodwill was $60 million.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2021	2020	2021	2020
Net Income	$391	$206	$717	$289

Weighted-average common shares outstanding (for basic calculation)	298	303	299	302
Effect of dilutive share-based employee compensation	6	4	5	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	304	307	304	307

Basic EPS	$1.31	$0.68	$2.39	$0.96

Diluted EPS	$1.29	$0.67	$2.35	$0.94
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.5	5.2	2.1	4.7

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 30, 2021 and 2020 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased
Authorization Date	2021		2020	2021		2020
November 2019	4,746	(a)	—	$530	(a)	$—

(a) Includes the effect of $11 million in share repurchases (0.1 million shares) with trade dates on, or prior to, June 30, 2021, but cash settlement dates subsequent to June 30, 2021 and excludes the effect of $11 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2020, but cash settlement dates subsequent to December 31, 2020.

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. Unutilized share repurchase capacity of $1.2 billion under a November 2019 authorization expired on June 30, 2021.

Changes in Accumulated other comprehensive loss ("AOCI") are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at March 31, 2021, net of tax	$(179)	$(55)	$(112)	$(346)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	14	8	(6)	16

(Gains) losses reclassified from AOCI, net of tax	—	3	3	6
	14	11	(3)	22
Balance at June 30, 2021, net of tax	$(165)	$(44)	$(115)	$(324)

Balance at December 31, 2020, net of tax	$(182)	$(96)	$(133)	$(411)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	17	44	12	73

(Gains) losses reclassified from AOCI, net of tax	—	8	6	14
	17	52	18	87
Balance at June 30, 2021, net of tax	$(165)	$(44)	$(115)	$(324)

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Foreign exchange net (gain) loss and other(a)	$(4)	$(8)	$(11)	$4
Impairment and closure expense(b)	—	6	1	146
Other (income) expense	$(4)	$(2)	$(10)	$150

(a)    The year to date ended June 30, 2021, includes a gain of $6 million associated with the sale of property.

(b)    The year to date ended June 30, 2020, includes a charge of $139 million related to the impairment of Habit Burger Grill goodwill. See Note 2. The quarter and year to date ended June 30, 2020 also includes a charge of $6 million related to the write-off of software no longer being used.

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

	6/30/2021	12/31/2020
Accounts and notes receivable, gross	$559	$579
Allowance for doubtful accounts	(34)	(45)
Accounts and notes receivable, net	$525	$534

Property, Plant and Equipment, net

	6/30/2021	12/31/2020
Property, plant and equipment, gross	$2,490	$2,465
Accumulated depreciation and amortization	(1,279)	(1,230)
Property, plant and equipment, net	$1,211	$1,235

Assets held-for-sale totaled $7 million as of both June 30, 2021 and December 31, 2020, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Other Assets	6/30/2021	12/31/2020
Operating lease right-of-use assets(a)	$847	$851
Franchise incentives	169	163
Other	392	421
Other assets	$1,408	$1,435

(a)    Non-current operating lease liabilities of $821 million and $823 million as of June 30, 2021 and December 31, 2020, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	6/30/2021	12/31/2020
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$552	$730
Restricted cash included in Prepaid expenses and other current assets(a)	248	258
Restricted cash and restricted cash equivalents included in Other assets(b)	34	36
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$834	$1,024

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance programs.

Note 7 - Income Taxes

	Quarter ended		Year to date
	2021	2020	2021	2020
Income tax provision	$16	$51	$99	$63
Effective tax rate	4.0%	19.8%	12.1%	17.8%

Our second quarter and year to date effective tax rates are lower than the prior year primarily due to tax benefits of $64 million recorded associated with the remeasurement of deferred tax assets necessitated by the enactment of the United Kingdom ("UK") Finance Act 2021 during the quarter ended June 30, 2021. The UK Finance Act 2021 increased the UK corporate income tax rate from 19% to 25%, beginning April 1, 2023. In addition, the year-over-year change in uncertain tax positions favorably impacted our effective tax rates for both the quarter and year to date.

KFC Europe Reorganization

In July 2021, we concentrated management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland. Concurrent with this change in management responsibility, we have completed intra-entity transfers of certain intellectual property rights to subsidiaries in Switzerland subsequent to the end of the quarter ended June 30, 2021. As a result of the transfers of these rights, we received a step-up in tax basis to current fair value under applicable Swiss tax law. To the extent this step-up in tax basis will be amortizable against future Swiss taxable income, we will recognize a one-time deferred tax benefit in the quarter ended September 30, 2021. We currently estimate this tax benefit, net of other tax costs of the reorganization, will exceed $100 million.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 6/30/2021
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$16	$5	$223	$138	$382
Franchise revenues	48	67	160	1	276
Property revenues	3	2	10	—	15
Franchise contributions for advertising and other services	7	74	128	—	209

China
Franchise revenues	58	16	—	—	74

Other
Company sales	131	7	—	—	138
Franchise revenues	255	62	9	—	326
Property revenues	15	—	—	—	15
Franchise contributions for advertising and other services	149	16	2	—	167
	$682	$249	$532	$139	$1,602

	Quarter ended 6/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$13	$5	$194	$104	$316
Franchise revenues	44	66	132	1	243
Property revenues	3	2	11	—	16
Franchise contributions for advertising and other services	5	78	107	—	190

China
Franchise revenues	47	12	—	—	59

Other
Company sales	73	14	—	—	87
Franchise revenues	146	46	4	—	196
Property revenues	11	—	—	—	11
Franchise contributions for advertising and other services	67	12	1	—	80
	$409	$235	$449	$105	$1,198

	Year to date 6/30/2021
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$30	$10	$431	$259	$730
Franchise revenues	92	134	304	2	532
Property revenues	7	2	20	—	29
Franchise contributions for advertising and other services	13	153	245	—	411

China
Franchise revenues	120	32	—	—	152

Other
Company sales	250	16	—	—	266
Franchise revenues	485	119	17	—	621
Property revenues	29	1	—	—	30
Franchise contributions for advertising and other services	281	33	3	—	317
	$1,307	$500	$1,020	$261	$3,088

	Year to date 6/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$29	$10	$392	$113	$544
Franchise revenues	82	128	263	1	474
Property revenues	7	3	21	—	31
Franchise contributions for advertising and other services	9	148	214	—	371

China
Franchise revenues	94	22	—	—	116

Other
Company sales	187	27	—	—	214
Franchise revenues	358	105	11	—	474
Property revenues	25	1	—	—	26
Franchise contributions for advertising and other services	184	26	1	—	211
	$975	$470	$902	$114	$2,461
Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2021 is presented below.

Deferred Franchise Fees
Balance at December 31, 2020	$415
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(34)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	34
Other(a)	(2)
Balance at June 30, 2021	$413

(a)    Primarily includes impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$65
1 - 2 years	60
2 - 3 years	56
3 - 4 years	50
4 - 5 years	44
Thereafter	138
Total	$413

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2021	2020	2021	2020
KFC Division	$682	$409	$1,307	$975
Pizza Hut Division	249	235	500	470
Taco Bell Division	532	449	1,020	902
Habit Burger Grill Division	139	105	261	114
	$1,602	$1,198	$3,088	$2,461

	Quarter ended		Year to date
Operating Profit	2021	2020	2021	2020
KFC Division	$318	$153	$618	$377
Pizza Hut Division	103	87	205	163
Taco Bell Division	198	154	376	298
Habit Burger Grill Division	5	(6)	5	(8)
Corporate and unallocated G&A expenses(a)	(63)	(98)	(113)	(148)
Unallocated Company restaurant expenses	—	—	—	(1)
Unallocated Franchise and property expenses	—	(1)	—	(3)
Unallocated Refranchising gain (loss)	7	8	22	21
Unallocated Other income (expense)(b)	(1)	3	(3)	(149)
Operating Profit	$567	$300	$1,110	$550
Investment income (expense), net(c)	1	91	1	57
Other pension income (expense) (See Note 10)	(2)	(2)	(5)	(5)
Interest expense, net(d)	(159)	(132)	(290)	(250)
Income before income taxes	$407	$257	$816	$352

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Includes a $50 million contribution to Yum! Brands Foundation, Inc. (a stand-alone, not-for-profit organization that is not consolidated in the Company's results) in the second quarter of 2020 related to our "Unlocking Opportunity Initiative". Also included are costs related to our acquisition of Habit Burger Grill in the quarter and year to date ended June 30, 2020 of $3 million and $9 million, respectively.

(b)Includes a charge of $139 million related to the impairment of Habit Burger Grill goodwill in the year to date ended June 30, 2020. See Note 2.

(c)Includes changes in the value of Grubhub, Inc. ("Grubhub") common stock and other investments. For the quarter and year to date ended June 30, 2020, we recognized investment income of $84 million and $62 million, respectively, related to changes in fair value of our investment in Grubhub common stock. In the quarter ended September 30, 2020, we sold our investment in Grubhub.

(d)Includes a $28 million call premium and $6 million of unamortized debt issuance costs written off related to the redemption of the 2026 Notes during the quarter ended June 30, 2021. Includes fees expensed and unamortized debt issuance costs written off totaling $12 million related to the refinancing of the Credit Agreement during the year to date ended June 30, 2021. See Note 11.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2021	2020	2021	2020
Service cost	$2	$2	$4	$4
Interest cost	8	8	16	17
Expected return on plan assets	(10)	(11)	(21)	(22)
Amortization of net loss	3	3	9	7
Amortization of prior service cost	2	2	3	3
Net periodic benefit cost	$5	$4	$11	$9

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/30/2021	12/31/2020
Current maturities of long-term debt	$407	$463
Less current portion of debt issuance costs and discounts	(7)	(10)
Short-term borrowings	$400	$453

Long-term Debt
Securitization Notes	$2,854	$2,869
Subsidiary Senior Unsecured Notes	750	1,800
Term Loan A Facility	750	431
Term Loan B Facility	1,497	1,916
YUM Senior Unsecured Notes	4,825	3,725
Finance lease obligations	69	72
	$10,745	$10,813
Less debt issuance costs and discounts	(80)	(78)
Less current maturities of long-term debt	(407)	(463)
Long-term debt	$10,258	$10,272

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

As a result of this Credit Agreement refinancing, $8 million of fees were capitalized as debt issuance costs, $3 million of which were paid directly to lenders. During the quarter ended March 31, 2021, fees expensed of $4 million as well as previously recorded unamortized debt issuance costs written off of $8 million were recognized within Interest expense, net due to this refinancing.

On April 1, 2021, Yum! Brands, Inc. issued $1.1 billion aggregate principal amount of 4.625% YUM Senior Unsecured Notes due January 31, 2032 (the “2032 Notes”). Interest on the 2032 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. The indenture governing the 2032 Notes contains covenants and events of default that are customary for debt securities of this type, including cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount of $100 million or more or the failure to pay the principal of such indebtedness at its stated maturity will constitute an event of default under the 2032 Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice. The Company paid debt issuance costs of $13 million in connection with the 2032 Notes. The debt issuance costs will be amortized to Interest expense, net over the life of the 2032 Notes using the effective interest method. We used the net proceeds from the 2032 Notes to fund the redemption of the 2026 Notes discussed below.

On April 23, 2021, the Borrowers issued a notice of redemption for June 1, 2021 for $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due in 2026 (the “2026 Notes”). The redemption amount was equal to 102.625% of the $1,050 million aggregate principal amount redeemed, reflecting a $28 million “call premium”. We recognized the call premium and the write-off of $6 million of unamortized debt issuance costs associated with the 2026 Notes within Interest expense, net in the quarter ended June 30, 2021.

On June 30, 2021, Yum! Brands, Inc. issued a notice of redemption for $350 million aggregate principal amount of 3.75% YUM Senior Unsecured Notes due November 1, 2021 (the "2021 Notes"). The redemption, which occurred on August 2, 2021, was in an amount equal to 100% of the $350 million aggregate principal amount redeemed, plus accrued interest to the date of redemption.

Excluding the amounts associated with the Credit Agreement refinancing and extinguishment of the 2026 Notes discussed above, cash paid for interest during the years to date ended June 30, 2021 and 2020 was $235 million and $243 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both June 30, 2021 and December 31, 2020, we had interest rate swaps that expired in July 2021 with notional amounts of $1.55 billion and interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of June 30, 2021 or December 31, 2020.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through June 30, 2021, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through June 30, 2021, all foreign currency contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of June 30, 2021 and December 31, 2020, outstanding foreign currency contracts related to intercompany receivables and payables had total notional amounts of $34 million and $39 million, respectively. These foreign currency forward contracts all have durations that expire in 2021.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2021, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2021	2020	2021	2020	2021	2020	2021	2020

Interest rate swaps	$(7)	$(17)	$4	$3	$17	$(98)	$8	$2

Foreign currency contracts	(1)	(2)	—	1	(1)	5	—	(7)

Income tax benefit/(expense)	2	5	(1)	(1)	(4)	23	(2)	1

As of June 30, 2021, the estimated net loss included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $42 million, based on current LIBOR interest rates.

Total Return Swaps

Beginning in 2021, we have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral ("EID") plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of June 30, 2021, was not significant.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of June 30, 2021, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	6/30/2021		12/31/2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$2,854	$3,001	$2,869	$3,015
Subsidiary Senior Unsecured Notes(b)	750	788	1,800	1,890
Term Loan A Facility(b)	750	743	431	428
Term Loan B Facility(b)	1,497	1,500	1,916	1,907
YUM Senior Unsecured Notes(b)	4,825	5,190	3,725	4,094

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	6/30/2021	12/31/2020
Assets
Foreign Currency Contracts	Prepaid expenses and other current assets	2	$—	$1
Other Investments	Other assets	1	3	45

Liabilities
Interest Rate Swaps	Accounts payable and other current liabilities	2	42	28
Interest Rate Swaps	Other liabilities and deferred credits	2	88	127

The fair value of the Company’s interest rate swaps and foreign currency contracts were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs. The other investments as of December 31, 2020, primarily include investments in mutual funds, which were historically used to offset fluctuations for a portion of our EID liabilities and whose fair values were determined based on the closing market prices of the respective mutual funds. In the quarter ended March 31, 2021, upon entering into the total return swaps as disclosed in Note 12, we sold the majority of these other investments and received cash proceeds of $44 million. These proceeds have been classified within Other, net cash flows from investing activities within our Condensed Consolidated Statements of Cash Flows.

Note 14 - Commitments and Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, on June 30, 2021, we received a draft notice of proposed adjustment from the IRS for the 2014 fiscal year relating to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these reorganizations involved taxable distributions of approximately $5.9 billion. We anticipate that we will soon receive a final notice of proposed adjustment and draft Revenue Agent’s Report (“RAR”) and, thereafter, a final RAR. The amount of additional tax that may be asserted by the IRS in the final RAR cannot be quantified at this time; however, based on the draft notice received, the amount of additional tax to be proposed is likely to be material. We disagree with the IRS’s position as asserted in the draft notice of proposed adjustment and intend to contest it vigorously by filing a protest disputing on multiple grounds any proposed taxes and proceeding to the IRS Office of Appeals.

The final resolution of this matter is uncertain, but the Company believes that it is more likely than not the Company’s tax position will be sustained; therefore no reserve is recorded with respect to this matter. An unfavorable resolution of this matter could have a material, adverse impact on our consolidated Financial Statements in future periods.

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 30, 2021, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million. The present value of these potential payments discounted at our pre-tax cost of debt at June 30, 2021, was approximately $350 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of June 30, 2021, was not material.

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

Dragontail Acquisition

On May 26, 2021, we announced our definitive agreement pursuant to which we will acquire all the issued share capital of Dragontail Systems Limited (“Dragontail”) for A$93.5 million in cash. Dragontail is a cutting-edge restaurant technology company whose platform is focused on optimizing and managing the entire food preparation process from order through delivery, including automating the kitchen flow, driver dispatch and customer order tracking. The transaction is conditional upon, among other matters, Australian Federal Court approval, approval by Dragontail’s shareholders and other certain regulatory waivers and rulings. The transaction is expected to be completed by the end of the third-quarter of 2021. If the transaction is consummated, we intend to fund the acquisition of Dragontail using cash on hand.

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 51,000 restaurants in more than 150 countries and territories, primarily under the concepts of KFC, Pizza Hut, Taco Bell and The Habit Burger Grill (collectively, the "Concepts").  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 51,000 restaurants, 98% are operated by franchisees.

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

For the quarter ended June 30, 2021, GAAP diluted EPS was $1.29 per share, an increase from $0.67 per share in the quarter ended June 30, 2020, and diluted EPS, excluding Special Items, was $1.16 per share, an increase from $0.82 per share in the quarter ended June 30, 2020.

For the year to date ended June 30, 2021, GAAP diluted EPS was $2.35 per share, an increase from $0.94 per share in the year to date ended June 30, 2020, and diluted EPS, excluding Special Items, was $2.22 per share, an increase from $1.46 per share in the year to date ended June 30, 2020.

Quarterly Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+35	+30	+5	+108	+93
Pizza Hut Division	+10	+10	(3)	+18	+14
Taco Bell Division	+24	+21	+2	+29	+29
Worldwide	+26	+23	+2	+89	+53
Year to date Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+22	+18	+5	+64	+54
Pizza Hut Division	+9	+11	(3)	+25	+21
Taco Bell Division	+17	+15	+2	+26	+26
Worldwide(1)	+18	+16	+2	+102	+42
(1)    Worldwide system sales growth ex F/X for the year to date ended June 30, 2021, includes the benefit of our acquisition of Habit Burger Grill on March 18, 2020. Same-store sales reflects the inclusion of Habit Burger Grill in the prior year base for periods in the first-quarter of 2020 both before and after the acquisition. Operating profit results of Habit Burger Grill for the period subsequent to our acquisition are reflected in the consolidated figures.

Additionally:

•Net new units added were 603 for the quarter and 1,038 for the year to date.

•During the quarter, we repurchased 2.1 million shares totaling $255 million at an average price of $118.65. During the year to date, we repurchased 4.7 million shares totaling $530 million at an average price of $111.64.

•Foreign currency translation favorably impacted Divisional Operating Profit for the quarter and year to date by $27 million and $43 million, respectively.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2021	2020	% B/(W)		2021	2020	% B/(W)
Company sales	$520	$403	29		$996	$758	31
Franchise and property revenues	706	525	35		1,364	1,121	22
Franchise contributions for advertising and other services	376	270	39		728	582	25
Total revenues	1,602	1,198	34		3,088	2,461	26

Company restaurant expenses	417	349	(20)		809	647	(25)
G&A expenses	230	259	12		436	467	7
Franchise and property expenses	27	36	25		50	94	48
Franchise advertising and other services expense	372	264	(41)		715	574	(25)
Refranchising (gain) loss	(7)	(8)	(18)		(22)	(21)	2
Other (income) expense	(4)	(2)	NM		(10)	150	NM
Total costs and expenses, net	1,035	898	(15)		1,978	1,911	(4)
Operating Profit	567	300	89		1,110	550	102

Investment (income) expense, net	(1)	(91)	(99)		(1)	(57)	(99)
Other pension (income) expense	2	2	23		5	5	7
Interest expense, net	159	132	(21)		290	250	(17)
Income before income taxes	407	257	58		816	352	132
Income tax provision	16	51	68		99	63	(58)
Net Income	$391	$206	89		$717	$289	148

Diluted EPS(a)	$1.29	$0.67	91		$2.35	$0.94	150
Effective tax rate	4.0%	19.8%	15.8	ppts.	12.1%	17.8%	5.7	ppts.

(a)See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	6/30/2021	6/30/2020	% Increase (Decrease)
Franchise	50,317	49,249	2
Company-owned	1,074	1,144	(6)
Total	51,391	50,393	2

	Quarter ended		Year to date
	2021	2020	2021	2020
Same-store Sales Growth (Decline) %	23	(15)	16	(11)
System Sales Growth (Decline) %, reported	32	(14)	23	(9)
System Sales Growth (Decline) %, excluding FX	26	(12)	18	(8)

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2021	2020	2021	2020

Consolidated
Company sales(a)	$520	$403	$996	$758
Franchise sales	13,604	10,312	26,513	21,651
System sales	14,124	10,715	27,509	22,409
Foreign Currency Impact on System sales(b)	617	N/A	1,000	N/A
System sales, excluding FX	$13,507	$10,715	$26,509	$22,409

KFC Division
Company sales(a)	$147	$86	$280	$216
Franchise sales	7,491	5,202	14,631	11,359
System sales	7,638	5,288	14,911	11,575
Foreign Currency Impact on System sales(b)	485	N/A	777	N/A
System sales, excluding FX	$7,153	$5,288	$14,134	$11,575

Pizza Hut Division
Company sales(a)	$12	$19	$26	$37
Franchise sales	3,131	2,734	6,213	5,517
System sales	3,143	2,753	6,239	5,554
Foreign Currency Impact on System sales(b)	122	N/A	208	N/A
System sales, excluding FX	$3,021	$2,753	$6,031	$5,554

Taco Bell Division
Company sales(a)	$223	$194	$431	$392
Franchise sales	2,966	2,370	5,638	4,768
System sales	3,189	2,564	6,069	5,160
Foreign Currency Impact on System sales(b)	10	N/A	15	N/A
System sales, excluding FX	$3,179	$2,564	$6,054	$5,160

Habit Burger Grill Division
Company sales(a)	$138	$104	$259	$113
Franchise sales	16	6	31	7
System sales	154	110	290	120
Foreign Currency Impact on System sales(b)	—	N/A	—	N/A
System sales, excluding FX	$154	$110	$290	$120

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2021	2020	2021	2020
Core Operating Profit Growth (Decline) %	53	(25)	42	(16)
Diluted EPS Growth (Decline) %, excluding Special Items	41	(12)	52	(17)
Effective Tax Rate excluding Special Items	20.0%	18.8%	20.1%	18.7%

	Quarter ended		Year to date
	2021	2020	2021	2020
Company restaurant profit	$103	$54	$187	$111
Company restaurant margin %	19.8%	13.4%	18.7%	14.7%

	Quarter ended		Year to date
Detail of Special Items	2021	2020	2021	2020
Refranchising gain (loss)(a)	$2	$3	$4	$6
Costs associated with acquisition and integration of Habit Burger Grill (See Note 2)	—	(3)	—	(9)
Impairment of Habit Burger Grill goodwill (See Note 2)	—	—	—	(139)
Unlocking Opportunity Initiative contribution(b)	—	(50)	—	(50)
Charges associated with resource optimization(c)	(2)	—	(3)	—
Other Special Items Income (Expense)	—	(4)	1	(7)
Special Items Income (Expense) - Operating Profit	—	(54)	2	(199)
Charges associated with resource optimization - Other pension (expense) income(c)	1	—	1	—
Interest expense, net(d)	(34)	—	(34)	—
Special Items Expense before Income Taxes	(33)	(54)	(31)	(199)
Tax Benefit on Special Items(e)	8	7	7	40
Tax Benefit - Intra-entity transfer of intellectual property(f)	64	—	64	—
Special Items Income (Expense), net of tax	$39	$(47)	$40	$(159)
Average diluted shares outstanding	304	307	304	307
Special Items diluted EPS	$0.13	$(0.15)	$0.13	$(0.52)

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$567	$300	$1,110	$550
Special Items Income (Expense)	—	(54)	2	(199)
Foreign Currency Impact on Divisional Operating Profit(g)	27	N/A	43	N/A
Core Operating Profit	$540	$354	$1,065	$749

KFC Division
GAAP Operating Profit	$318	$153	$618	$377
Foreign Currency Impact on Divisional Operating Profit(g)	23	N/A	36	N/A
Core Operating Profit	$295	$153	$582	$377

Pizza Hut Division
GAAP Operating Profit	$103	$87	$205	$163
Foreign Currency Impact on Divisional Operating Profit(g)	4	N/A	7	N/A
Core Operating Profit	$99	$87	$198	$163

Taco Bell Division
GAAP Operating Profit	$198	$154	$376	$298
Foreign Currency Impact on Divisional Operating Profit(g)	—	N/A	—	N/A
Core Operating Profit	$198	$154	$376	$298

Habit Burger Grill Division
GAAP Operating Profit (Loss)	$5	$(6)	$5	$(8)
Foreign Currency Impact on Divisional Operating Profit(g)	—	N/A	—	N/A
Core Operating Profit (Loss)	$5	$(6)	$5	$(8)

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.29	$0.67	$2.35	$0.94
Special Items Diluted EPS	0.13	(0.15)	0.13	(0.52)
Diluted EPS excluding Special Items	$1.16	$0.82	$2.22	$1.46

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	4.0%	19.8%	12.1%	17.8%
Impact on Tax Rate as a result of Special Items(e)(f)	(16.0)%	1.0%	(8.0)%	(0.9)%
Effective Tax Rate excluding Special Items	20.0%	18.8%	20.1%	18.7%

(a)Due to their size and volatility we have reflected as Special Items those refranchising gains and losses that were recorded in connection with our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded during 2021 and 2020 as Special Items are directly associated with restaurants that were refranchised as of the end of 2018.

During the quarters ended June 30, 2021 and 2020, we recorded net refranchising gains of $2 million and $3 million, respectively, that have been reflected as Special Items. During the years to date ended June 30, 2021 and 2020, we recorded net refranchising gains of $4 million and $6 million, respectively, that have been reflected as Special Items.

Additionally, we recorded net refranchising gains of $5 million during both quarters ended June 30, 2021 and 2020, that have not been reflected as Special Items. During the years to date ended June 30, 2021 and 2020, we recorded net refranchising gains of $18 million and $15 million, respectively, that have not been reflected as Special Items. These gains relate to refranchising of restaurants in 2021 and 2020 that were not part of our aforementioned plans to achieve 98% franchise ownership and that we believe are now more indicative of our expected ongoing refranchising activity.

(b)On June 24, 2020, the YUM! Brands, Inc. Board of Directors approved the establishment of the Company's new global "Unlocking Opportunity Initiative" including a $100 million investment over the next five years to fight inequality by unlocking opportunities for employees, restaurant team members and communities. The Company contributed $50 million in the quarter ended June 30, 2020 to Yum! Brands Foundation, Inc. (a stand-alone, not-for-profit organization that is not consolidated in the Company's results) as part of these efforts and investment. As a result of the size and specific nature of this contribution, we have reflected the associated expense as a Special Item.

(c)During the quarter ended June 30, 2021, we recorded a charge of $2 million to General and administrative expenses and a credit of $1 million to Other pension (income) expense related to a resource optimization program initiated in the third quarter of 2020. This program was part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. These critical areas include accelerating our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. Due to the size and scope of the resource optimization program, these charges have been reflected as Special Items.

(d)During the quarter ended June 30, 2021, certain subsidiaries of the Company redeemed $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due in 2026 (the "2026 Notes"). The redemption amount was equal to 102.625% of the $1,050 million aggregate principal amount redeemed, reflecting a $28 million "call premium". We recognized the call premium and the write-off of $6 million of unamortized debt issuance costs associated with the 2026 Notes within Interest expense, net and we reflected the charges as Special Items due to their collective size and the fact that the amounts are not indicative of our ongoing interest expense. See Note 11.

(e)Tax Benefit on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

(f)During the quarter ended June 30, 2021, the United Kingdom ("UK") Finance Act 2021 was enacted resulting in an increase in the UK corporate income tax rate from 19% to 25%. As a result, in the quarter ended June 30, 2021, we remeasured the deferred tax assets originally recorded as a Special Item as part of a fourth quarter 2019 intercompany restructuring of intellectual property rights into the UK, which resulted in the recognition of an additional $64 million deferred tax benefit as a Special Item.
(g)The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented.  When determining applicable Core Operating Profit growth percentages, the Core Operating Profit for the current year should be compared to the prior year GAAP Operating Profit adjusted only for any prior year Special Items Income (Expense).

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 6/30/2021
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Unallocated	Total
GAAP Operating Profit (Loss)	$318	$103	$198	$5	$(57)	$567
Less:
Franchise and property revenues	379	147	179	1	—	706
Franchise contributions for advertising and other services	156	90	130	—	—	376
Add:
General and administrative expenses	80	43	33	11	63	230
Franchise and property expenses	15	5	7	—	—	27
Franchise advertising and other services expense	151	91	130	—	—	372
Refranchising (gain) loss	—	—	—	—	(7)	(7)
Other (income) expense	—	(4)	(1)	—	1	(4)
Company restaurant profit	$29	$1	$58	$15	$—	$103
Company sales	$147	$12	$223	$138	$—	$520
Company restaurant margin %	19.2%	8.0%	25.9%	11.6%	N/A	19.8%

	Quarter ended 6/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Unallocated	Total
GAAP Operating Profit (Loss)	$153	$87	$154	$(6)	$(88)	$300
Less:
Franchise and property revenues	251	126	147	1	—	525
Franchise contributions for advertising and other services	72	90	108	—	—	270
Add:
General and administrative expenses	70	44	37	10	98	259
Franchise and property expenses	29	1	5	—	1	36
Franchise advertising and other services expense	70	87	107	—	—	264
Refranchising (gain) loss	—	—	—	—	(8)	(8)
Other (income) expense	4	(2)	(1)	—	(3)	(2)
Company restaurant profit	$3	$1	$47	$3	$—	$54
Company sales	$86	$19	$194	$104	$—	$403
Company restaurant margin %	2.7%	4.5%	24.5%	3.0%	N/A	13.4%

	Year to date 6/30/2021
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Unallocated	Total
GAAP Operating Profit (Loss)	$618	$205	$376	$5	$(94)	$1,110
Less:
Franchise and property revenues	733	288	341	2	—	1,364
Franchise contributions for advertising and other services	294	186	248	—	—	728
Add:
General and administrative expenses	153	83	64	23	113	436
Franchise and property expenses	29	7	14	—	—	50
Franchise advertising and other services expense	284	185	246	—	—	715
Refranchising (gain) loss	—	—	—	—	(22)	(22)
Other (income) expense	(6)	(4)	(3)	—	3	(10)
Company restaurant profit	$51	$2	$108	$26	$—	$187
Company sales	$280	$26	$431	$259	$—	$996
Company restaurant margin %	18.0%	7.3%	25.0%	10.3%	N/A	18.7%

	Year to date 6/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Unallocated	Total
GAAP Operating Profit (Loss)	$377	$163	$298	$(8)	$(280)	$550
Less:
Franchise and property revenues	566	259	295	1	—	1,121
Franchise contributions for advertising and other services	193	174	215	—	—	582
Add:
General and administrative expenses	143	90	75	11	148	467
Franchise and property expenses	62	13	16	—	3	94
Franchise advertising and other services expense	190	171	213	—	—	574
Refranchising (gain) loss	—	—	—	—	(21)	(21)
Other (income) expense	5	(4)	—	—	149	150
Company restaurant profit	$18	$—	$92	$2	$(1)	$111
Company sales	$216	$37	$392	$113	$—	$758
Company restaurant margin %	8.1%	0.8%	23.5%	2.1%	N/A	14.7%

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

Beginning in 2020 and continuing through the second quarter of 2021 we have been able to mitigate the loss of sales due to temporary unit closures, dining room closures or other limitations on access through the strength of our off-premise channels, aided by increasing consumer access to our brands via digital channels. As a result, our same-store sales in the quarter and year to date ended June 30, 2021, increased 23% and 16%, respectively, driven by strong performance in North America, the United Kingdom and Australia, with improved performance in Europe as it began to reopen and show signs of recovery. Additionally, we have seen strong new unit development of 1,038 gross units during the first half of 2021, which we believe is primarily a result of improving unit-level economics, our franchisees’ financial strength and commitment to our Concepts, the inherent competitive advantages of the Quick Service Restaurant sector throughout the COVID-19 pandemic, our Concepts’ off-premise and digital capabilities, as well as selective use of development incentives with certain franchisees.

Our second quarter 2021 same-store sales results include the impact of approximately 700 restaurants remaining temporarily closed as of June 30, 2021, due to COVID-19. These temporary closures are primarily KFC and Pizza Hut restaurants located in countries where COVID-19 government restrictions remain elevated, including Latin America and certain parts of Asia. Assets located in malls, transportation centers, airports and other similar locations continue to be pressured, making up many of the temporary closures.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company's results for the balance of 2021. The ultimate pace of our recovery will largely depend on the pace of restaurant reopenings and the continuation of current sales trends, although we expect continuing adverse impacts from COVID-19 in certain parts of the world. In addition, for our restaurants that prominently feature drive-thru, carryout and delivery options, COVID-19 has in many cases contributed to an increase in sales during 2020 and the first half of 2021. If the impact of COVID-19 recedes, in-person dining restrictions are lifted or lessened and the restaurant industry in general returns to more normal operations, the benefits to sales experienced by certain of our restaurants, including our Pizza Hut delivery restaurants, could wane and our results could be negatively impacted. As 98% of our restaurants are operated by approximately 2,000 independent franchisees across the world, we are closely monitoring the impact of COVID-19 on our franchisees' financial condition.

The Habit Restaurants, Inc. Acquisition

On March 18, 2020, we acquired The Habit Restaurants, Inc. for total cash consideration of $408 million, net of cash acquired. Our condensed consolidated financial statements and system sales metric reflect the ongoing results of Habit Burger Grill operations for fourteen days in the quarter ended March 31, 2020 and full quarter results for the quarter ended June 30, 2020.

As a result of the impacts of COVID-19 on the results of Habit Burger Grill’s operations, as well as general market conditions, we recorded an after-tax impairment charge of $107 million in the first quarter of 2020 related to the goodwill arising from the preliminary purchase price allocation associated with the acquisition. We have reflected this impairment as a Special Item, resulting in a Special Item EPS charge for the year to date ended June 30, 2020, of approximately $0.35. See Note 2.

Franchise Bad Debt Expense

We experienced significant quarterly fluctuations in franchise bad debt expense in 2020 due in large part to the uncertainties associated with COVID-19. During the quarter ended June 30, 2021, we recognized net bad debt recoveries of $4 million related to short-term accounts receivable due from our franchisees for royalties, rent and other services we provide, which were primarily reflected within Franchise and property expenses. These net bad debt recoveries of $4 million compared to $13 million of bad debt expense recognized in the quarter ended June 30, 2020, and thus benefited Operating Profit growth by $17 million quarter-over-quarter.

During the year to date ended June 30, 2021, we recognized net bad debt recoveries of $10 million related to short-term accounts receivable due from our franchisees for royalties, rent and other services we provide, which were primarily reflected within Franchise and property expenses. These net bad debt recoveries of $10 million compared to $42 million of bad debt expense recognized in the year to date ended June 30, 2020, and thus benefited Operating Profit growth by $52 million year-over-year.

Due to the quarterly fluctuations in franchise bad debt expense in 2020 discussed above, we expect quarterly operating profit growth to be negatively impacted in the second half of 2021 as we lap net bad debt recoveries of $21 million and $8 million in the quarters ended September 30, 2020, and December 31, 2020, respectively.

Investment in Grubhub, Inc. (“Grubhub”)

In April of 2018 we purchased 2.8 million shares of Grubhub common stock for $200 million. In the quarter ended September 30, 2020, we sold our entire investment in Grubhub and received proceeds of $206 million. While we held our investment in Grubhub common stock we recognized changes in the fair value in our investment in our Condensed Consolidated Statements of Income. For the quarter and year to date ended June 30, 2020, we recognized pre-tax investment income of $84 million and $62 million, respectively, related to changes in fair value of our investment in Grubhub common stock.

KFC Europe Reorganization

In July 2021, we concentrated management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland. Concurrent with this change in management responsibility, we have completed intra-entity transfers of certain intellectual property rights to subsidiaries in Switzerland subsequent to the end of the quarter ended June 30, 2021. As a result of the transfers of these rights, we received a step-up in tax basis to current fair value under applicable Swiss tax law. To the extent this step-up in tax basis will be amortizable against future Swiss taxable income, we will recognize a one-time deferred tax benefit in the quarter ended September 30, 2021. We currently estimate this tax benefit, net of other tax costs of the reorganization, will exceed $100 million.

KFC Division

The KFC Division has 25,720 units, 85% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of June 30, 2021.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2021	2020	Reported		Ex FX		2021	2020	Reported		Ex FX
System Sales	$7,638	$5,288	44		35		$14,911	$11,575	29		22
Same-Store Sales Growth (Decline) %	30	(21)	N/A		N/A		18	(15)	N/A		N/A

Company sales	$147	$86	70		53		$280	$216	29		19
Franchise and property revenues	379	251	52		42		733	566	30		23
Franchise contributions for advertising and other services	156	72	115		96		294	193	52		42
Total revenues	$682	$409	67		54		$1,307	$975	34		26

Company restaurant profit	$29	$3	NM		NM		$51	$18	NM		NM
Company restaurant margin %	19.2%	2.7%	16.5	ppts.	16.3	ppts.	18.0%	8.1%	9.9	ppts.	9.6	ppts.

G&A expenses	$80	$70	(13)		(8)		$153	$143	(6)		(3)
Franchise and property expenses	15	29	46		50		29	62	53		56
Franchise advertising and other services expense	151	70	(117)		(98)		284	190	(50)		(39)
Operating Profit	$318	$153	108		93		$618	$377	64		54

			% Increase (Decrease)
Unit Count	6/30/2021	6/30/2020
Franchise	25,430	24,063	6
Company-owned	290	327	(11)
Total	25,720	24,390	5

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales, excluding the impacts of foreign currency translation, were driven by company same-store sales growth of 61% and 30% for the quarter and year to date, respectively, partially offset by refranchising.

The quarterly and year to date increases in Company restaurant margin % were driven by same-store sales growth.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales growth of 29% and 18% for the quarter and year to date, respectively, and unit growth.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher expenses related to our annual incentive compensation program and higher professional fees.

The year to date increase in G&A, excluding the impacts of foreign currency translation, was driven by higher expenses related to our annual incentive compensation program and higher professional fees, partially offset by lower travel related costs.

Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impacts of foreign currency translation, were driven by same-store sales growth, lower franchise bad debt expense, unit growth, and lapping the prior year write-off of software no longer being used, partially offset by higher G&A.

Pizza Hut Division

The Pizza Hut Division has 17,809 units, 63% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of June 30, 2021.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2021	2020	Reported		Ex FX		2021	2020	Reported		Ex FX

System Sales	$3,143	$2,753	14		10		$6,239	$5,554	12		9
Same-Store Sales Growth (Decline) %	10	(9)	N/A		N/A		11	(10)	N/A		N/A

Company sales	$12	$19	(34)		(38)		$26	$37	(29)		(33)
Franchise and property revenues	147	126	16		12		288	259	11		8
Franchise contributions for advertising and other services	90	90	—		(2)		186	174	7		5
Total revenues	$249	$235	6		3		$500	$470	6		4

Company restaurant profit	$1	$1	19		7		$2	$—	NM		NM
Company restaurant margin %	8.0%	4.5%	3.5	ppts.	3.2	ppts.	7.3%	0.8%	6.5	ppts.	6.3	ppts.

G&A expenses	$43	$44	6		8		$83	$90	9		10
Franchise and property expenses	5	1	(389)		(389)		7	13	48		48
Franchise advertising and other services expense	91	87	(5)		(4)		185	171	(8)		(7)
Operating Profit	$103	$87	18		14		$205	$163	25		21

			% Increase (Decrease)
Unit Count	6/30/2021	6/30/2020
Franchise	17,756	18,229	(3)
Company-owned	53	97	(45)
Total	17,809	18,326	(3)

Company sales

The quarterly and year to date decreases in Company sales, excluding the impacts of foreign currency translation, were driven by the refranchising of stores in the UK in the quarter ended March 31, 2021, partially offset by company same-store sales growth of 9%.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales growth of 10% and 11%, respectively, partially offset by unit declines.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower headcount and lower expenses related to our deferred compensation programs, partially offset by higher professional fees.

The year to date decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower headcount and lower travel related costs.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth and lower G&A, partially offset by higher Franchise advertising and other services expense primarily related to digital and technology expenses.

The year to date increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth, lower G&A and lower franchise bad debt expense, partially offset by the impact of unit declines.

Taco Bell Division

The Taco Bell Division has 7,567 units, the vast majority of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of June 30, 2021.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2021	2020	Reported		Ex FX		2021	2020	Reported		Ex FX

System Sales	$3,189	$2,564	24		24		$6,069	$5,160	18		17
Same-Store Sales Growth %	21	(8)	N/A		N/A		15	(4)	N/A		N/A

Company sales	$223	$194	16		16		$431	$392	10		10
Franchise and property revenues	179	147	22		21		341	295	16		15
Franchise contributions for advertising and other services	130	108	21		21		248	215	15		15
Total revenues	$532	$449	19		19		$1,020	$902	13		13

Company restaurant profit	$58	$47	22		22		$108	$92	18		18
Company restaurant margin %	25.9%	24.5%	1.4	ppts.	1.4	ppts.	25.0%	23.5%	1.5	ppts.	1.5	ppts.

G&A expenses	$33	$37	10		10		$64	$75	14		14
Franchise and property expenses	7	5	(34)		(35)		14	16	14		13
Franchise advertising and other services expense	130	107	(21)		(21)		246	213	(15)		(15)
Operating Profit	$198	$154	29		29		$376	$298	26		26

			% Increase (Decrease)
Unit Count	6/30/2021	6/30/2020
Franchise	7,090	6,927	2
Company-owned	477	473	1
Total	7,567	7,400	2

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by same-store sales growth of 15% and 10% for the quarter and year to date, respectively, and unit growth.

The quarterly and year to date increases in Company restaurant margin percentage were driven by same-store sales growth partially offset by higher labor costs, commodity inflation and an increase in other restaurant operating costs.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 22% and 16%, respectively, and unit growth.

G&A

The quarterly decrease in G&A was driven by lower headcount, lower expenses related to our deferred compensation programs and lower professional fees, partially offset by higher expenses related to our annual incentive compensation program.

The year to date decrease in G&A was driven by lower headcount, lapping higher severance expenses, lower professional fees and lower travel related costs, partially offset by higher expenses related to our annual incentive compensation program.

Operating Profit

The quarterly and year to date increases in Operating Profit were driven by same-store sales growth, lower G&A expenses and unit growth partially offset by higher restaurant costs.

Habit Burger Grill Division

The Habit Burger Grill Division has 295 units, the vast majority of which are in the U.S.  The Company owned 89% of the Habit Burger Grill units in the U.S. as of June 30, 2021.  During the quarter ended June 30, 2021, The Habit Burger Grill opened 4 gross new restaurants and reported same-store sales growth of 31%. Total revenues and Operating Profit were $139 million and $5 million, respectively, for the quarter ended June 30, 2021.

During the year to date ended June 30, 2021, The Habit Burger Grill opened 10 gross new restaurants and reported same-store sales growth of 22%. Total revenues and Operating Profit were $261 million and $5 million, respectively, for the year to date ended June 30, 2021.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2021	2020	% B/(W)		2021	2020	% B/(W)
Corporate and unallocated G&A	$(63)	$(98)	37		$(113)	$(148)	24
Unallocated Company restaurant expenses	—	—	NM		—	(1)	NM
Unallocated Franchise and property expenses	—	(1)	NM		—	(3)	112
Unallocated Refranchising gain (loss)	7	8	(18)		22	21	2
Unallocated Other income (expense)	(1)	3	NM		(3)	(149)	NM
Investment income (expense), net (See Note 9)	1	91	(99)		1	57	(99)
Other pension income (expense) (See Note 10)	(2)	(2)	23		(5)	(5)	7
Interest expense, net	(159)	(132)	(21)		(290)	(250)	(17)
Income tax provision (See Note 7)	(16)	(51)	68		(99)	(63)	(58)
Effective tax rate (See Note 7)	4.0%	19.8%	15.8	ppts.	12.1%	17.8%	5.7	ppts.

Corporate and unallocated G&A

The quarterly decrease in Corporate and Unallocated G&A expense was driven by lapping the prior year charitable contribution of $50 million related to our “Unlocking Opportunity Initiative” (See Note 9) and lower expenses related to our deferred compensation programs, partially offset by higher annual incentive compensation expense, higher share-based compensation expense and increased headcount supporting our technology initiatives.

The year to date decrease in Corporate and Unallocated G&A expense was driven by lapping the prior year charitable contribution of $50 million related to our “Unlocking Opportunity Initiative“ (See Note 9) and lapping prior year costs associated with the acquisition of Habit Burger Grill, partially offset by higher annual incentive compensation expense, higher share-based compensation expense and increased headcount supporting our technology initiatives.

Unallocated Other income (expense)

Unallocated Other income (expense) for the year to date ended June 30, 2020, includes a goodwill impairment charge of $139 million for Habit Burger Grill (see Note 2).

Interest expense, net

The quarterly and year to date increases in Interest expense, net were driven by $34 million of call premium paid and unamortized debt issuance costs written-off associated with the redemption of the 2026 Notes (see Note 11), offset by decreased borrowings on the Revolving Facility. The year to date increase in Interest expense, net was also driven by fees expensed as well as unamortized debt issuance costs written off totaling approximately $12 million related to the refinancing of the Credit Agreement (see Note 11).

Consolidated Cash Flows

Net cash provided by operating activities was $773 million in 2021 versus $362 million in 2020. The increase was largely driven by an increase in Operating profit before Special Items, decreased annual incentive compensation payments, the lapping of our $50 million contribution related to our "Unlocking Opportunity Initiative" and a decrease in interest payments, partially offset by an increase in income tax payments.

Net cash used in investing activities was $8 million in 2021 versus $472 million in 2020. The change was primarily driven by the lapping of our prior year acquisition of The Habit Restaurants, Inc., the current year sale of certain mutual fund investments (see Note 13) and higher refranchising proceeds in the current year, partially offset by higher current year capital spending.

Net cash used in financing activities was $966 million in 2021 versus net cash provided by financing activities of $808 million in 2020. The change was primarily driven by lower net borrowings and higher share repurchases.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by operations, cash on hand and our Revolving Facility (as defined below). We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows have historically been in excess of $1 billion. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a meaningful dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement that was undrawn as of June 30, 2021. We believe that our existing cash from operations, cash on hand and availability under our Revolving Facility, will be sufficient to fund our operations, anticipated capital expenditures and debt repayment obligations over the next twelve months.

Debt Instruments

As of June 30, 2021, approximately 93%, including the impact of interest rate swaps, of our $10.7 billion of total debt outstanding, excluding finance leases, is fixed with an effective overall interest rate of approximately 4.6%. We are managing a capital structure which reflects consolidated leverage, net of available cash, in-line with our target of ~5.0x EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of June 30, 2021.

	2021	2022	2023	2024	2025	2026	2027	2028	2030	2031	2032	2037	2043	Total
Securitization Notes	$14	$29	$1,281	$16	$16	$921	$6	$571						$2,854
Credit Agreement	9	29	34	48	53	662	15	1,397						2,247
Subsidiary Senior Unsecured Notes							750							750
YUM Senior Unsecured Notes	350		325		600				$800	$1,050	$1,100	$325	$275	4,825
Total	$373	$58	$1,640	$64	$669	$1,583	$771	$1,968	$800	$1,050	$1,100	$325	$275	$10,676

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

Credit Agreement includes senior secured credit facilities consisting of a $750 million Term Loan A facility (the “Term Loan A Facility"), a $1.5 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.25 billion revolving facility (the “Revolving Facility”) issued by KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of the Company. Our Revolving Facility was undrawn as of June 30, 2021. The interest rates applicable to the Term Loan A Facility and the Revolving Facility range from 0.75% to 1.50% plus LIBOR or from 0.00% to 0.50% plus the Base Rate, at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement). The interest rates applicable to the Term Loan B Facility are 1.75% plus LIBOR or 0.75% plus the Base Rate, at the Borrowers' election. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement. See Note 11 for details regarding our refinance of the Credit Agreement during the quarter ended March 31, 2021.

Subsidiary Senior Unsecured Notes include $750 million aggregate principal amount of 4.75% Subsidiary Senior Unsecured Notes due 2027. Our Subsidiary Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of the indebtedness of certain subsidiaries with a principal amount in excess of $100 million or the failure to pay principal of such indebtedness will constitute an event of default under the Subsidiary Senior Unsecured Notes.

On April 23, 2021, the Borrowers issued a notice of redemption for June 1, 2021 for $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes for 2026 (the "2026 Notes"). The redemption amount was equal to 102.625% of the principal amount redeemed, reflecting a “call premium”. See Note 11.

YUM Senior Unsecured Notes include eight series of senior unsecured notes issued by Yum! Brands, Inc. totaling $4.8 billion with fixed interest rates ranging from 3.625% to 7.75%. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness or the failure to pay principal of such indebtedness above certain thresholds will constitute an event of default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

On April 1, 2021, Yum! Brands, Inc. issued $1.1 billion aggregate principal amount of 4.625% YUM Senior Unsecured Notes due January 31, 2032 (the “2032 Notes”). We used the net proceeds from the 2032 Notes and cash on hand to fund the redemption of the 2026 Notes discussed above. See Note 11.

On June 30, 2021, YUM! Brands, Inc. issued a notice of redemption for August 2, 2021 for $350 million aggregate principal amount of 3.75% YUM Senior Unsecured Notes due November 1, 2021 (the "2021 Notes"). The redemption amount was equal to 100% of the $350 million aggregate principal amount redeemed, plus accrued interest to the date of redemption.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates, including the impact on our interest rate swaps with notional amounts of $1.5 billion expiring in March 2025. These interest rate swaps are designated cash flow hedges. We do not anticipate the impact of adopting this standard will be material to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 30, 2021, to the disclosures made in Item 7A of the Company’s 2020 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2021.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (YUM) as of June 30, 2021, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and six-month periods ended June 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2020, and the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 4, 2021

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2021, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
4/1/21-4/30/21	42	$118.49	42	$1,470

5/1/21-5/31/21	942	$119.79	942	$1,357

6/1/21-6/30/21	1,163	$117.73	1,163	$1,220
Total	2,147	$118.65	2,147	$ —

The above repurchases were made under a November 2019 authorization by our Board of Directors. This authorization expired on June 30, 2021, with unutilized share repurchase capacity of $1.2 billion. In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock.

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

YUM! BRANDS, INC.
(Registrant)

Date:	August 4, 2021	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)