Form 10-Q
period 2021-09-30
YUM BRANDS INC
filed 2021-11-03
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of October 28, 2021, was 293,133,103 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Company sales	$513	$486	$1,509	$1,244
Franchise and property revenues	716	639	2,080	1,760
Franchise contributions for advertising and other services	377	323	1,105	905
Total revenues	1,606	1,448	4,694	3,909
Costs and Expenses, Net
Company restaurant expenses	421	399	1,230	1,046
General and administrative expenses	253	257	689	724
Franchise and property expenses	31	13	81	107
Franchise advertising and other services expense	375	313	1,090	887
Refranchising (gain) loss	1	(9)	(21)	(30)
Other (income) expense	(2)	4	(12)	154
Total costs and expenses, net	1,079	977	3,057	2,888
Operating Profit	527	471	1,637	1,021
Investment (income) expense, net	(51)	(10)	(52)	(67)
Other pension (income) expense	1	4	6	9
Interest expense, net	126	161	416	411
Income Before Income Taxes	451	316	1,267	668
Income tax (benefit) provision	(77)	33	22	96
Net Income	$528	$283	$1,245	$572

Basic Earnings Per Common Share	$1.78	$0.94	$4.17	$1.89

Diluted Earnings Per Common Share	$1.75	$0.92	$4.10	$1.86

Dividends Declared Per Common Share	$0.50	$0.47	$1.50	$1.41

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Net Income	$528	$283	$1,245	$572
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(19)	35	(2)	1
	(19)	35	(2)	1
Tax (expense) benefit	—	—	—	—
	(19)	35	(2)	1
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	3	—	61	—
Reclassification of (gains) losses into Net Income	5	4	16	14
	8	4	77	14
Tax (expense) benefit	(2)	(2)	(19)	(4)
	6	2	58	10
Changes in derivative instruments
Unrealized gains (losses) arising during the period	1	(8)	17	(101)
Reclassification of (gains) losses into Net Income	7	6	15	1
	8	(2)	32	(100)
Tax (expense) benefit	(2)	1	(8)	25
	6	(1)	24	(75)

Other comprehensive income (loss), net of tax	(7)	36	80	(64)
Comprehensive Income (Loss)	$521	$319	$1,325	$508

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/30/2021	9/30/2020
Cash Flows – Operating Activities
Net Income	$1,245	$572
Depreciation and amortization	117	100
Impairment and closure expense	2	156
Refranchising (gain) loss	(21)	(30)
Investment (income) expense, net	(52)	(67)
Contributions to defined benefit pension plans	(5)	(2)
Deferred income taxes	(173)	(32)
Share-based compensation expense	58	44
Changes in accounts and notes receivable	—	46
Changes in prepaid expenses and other current assets	(5)	11
Changes in accounts payable and other current liabilities	24	105
Changes in income taxes payable	(45)	(152)
Other, net	147	102
Net Cash Provided by Operating Activities	1,292	853

Cash Flows – Investing Activities
Capital spending	(138)	(99)
Acquisition of The Habit Restaurants, Inc., net of cash acquired	—	(408)
Proceeds from sale of investment in Grubhub, Inc. common stock	—	206
Proceeds from refranchising of restaurants	48	13
Other, net	(33)	19
Net Cash Used in Investing Activities	(123)	(269)

Cash Flows – Financing Activities
Proceeds from long-term debt	4,150	1,650
Repayments of long-term debt	(3,647)	(1,142)
Revolving credit facility, three months or less, net	—	—
Short-term borrowings by original maturity
More than three months - proceeds	—	85
More than three months - payments	—	(90)
Three months or less, net	—	—
Repurchase shares of Common Stock	(857)	—
Dividends paid on Common Stock	(446)	(425)
Debt issuance costs	(37)	(20)
Other, net	(44)	(34)
Net Cash Provided by (Used in) Financing Activities	(881)	24
Effect of Exchange Rates on Cash and Cash Equivalents	(1)	(1)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	287	607
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	1,024	768
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$1,311	$1,375

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 9/30/2021	12/31/2020
ASSETS
Current Assets
Cash and cash equivalents	$1,001	$730
Accounts and notes receivable, net	548	534
Prepaid expenses and other current assets	513	425
Total Current Assets	2,062	1,689

Property, plant and equipment, net	1,193	1,235
Goodwill	650	597
Intangible assets, net	361	343
Other assets	1,459	1,435
Deferred income taxes	694	553
Total Assets	$6,419	$5,852

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,265	$1,189
Income taxes payable	26	33
Short-term borrowings	64	453
Total Current Liabilities	1,355	1,675

Long-term debt	11,189	10,272
Other liabilities and deferred credits	1,730	1,796
Total Liabilities	14,274	13,743

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 294 shares issued in 2021 and 300 issued in 2020	—	—
Accumulated deficit	(7,524)	(7,480)
Accumulated other comprehensive loss	(331)	(411)
Total Shareholders’ Deficit	(7,855)	(7,891)
Total Liabilities and Shareholders’ Deficit	$6,419	$5,852

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended September 30, 2021 and 2020
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at June 30, 2021	296	$—	$(7,569)	$(324)	$(7,893)
Net Income			528		528
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(19)	(19)
Pension and post-retirement benefit plans (net of tax impact of $2 million)				6	6
Net gain on derivative instruments (net of tax impact of $2 million)				6	6
Comprehensive Income					521
Dividends declared			(148)		(148)
Repurchase of shares of Common Stock	(2)	—	(330)		(330)
Employee share-based award exercises	—	(21)	(5)		(26)
Share-based compensation events		21			21
Balance at September 30, 2021	294	$—	$(7,524)	$(331)	$(7,855)

Balance at December 31, 2020	300	$—	$(7,480)	$(411)	$(7,891)
Net Income			1,245		1,245
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(2)	(2)
Pension and post-retirement benefit plans (net of tax impact of $19 million)				58	58
Net gain on derivative instruments (net of tax impact of $8 million)				24	24
Comprehensive Income					1,325
Dividends declared			(448)		(448)
Repurchase of shares of Common Stock	(7)	(24)	(836)		(860)
Employee share-based award exercises	1	(38)	(5)		(43)
Share-based compensation events		62			62
Balance at September 30, 2021	294	$—	$(7,524)	$(331)	$(7,855)

Balance at June 30, 2020	301	$11	$(7,631)	$(488)	$(8,108)
Net Income			283		283
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				35	35
Pension and post-retirement benefit plans (net of tax impact of $2 million)				2	2
Net loss on derivative instruments (net of tax impact of $1 million)				(1)	(1)
Comprehensive Income					319
Dividends declared			(142)		(142)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	1	(3)			(3)
Share-based compensation events		15			15
Balance at September 30, 2020	302	$23	$(7,490)	$(452)	$(7,919)

Balance at December 31, 2019	300	$—	$(7,628)	$(388)	$(8,016)
Net Income			572		572
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				1	1
Pension and post-retirement benefit plans (net of tax impact of $4 million)				10	10
Net loss on derivative instruments (net of tax impact of $25 million)				(75)	(75)
Comprehensive Income					508
Dividends declared			(426)		(426)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	2	(34)			(34)
Share-based compensation events		57			57
Adoption of Expected Credit Loss accounting standard			(8)		(8)
Balance at September 30, 2020	302	$23	$(7,490)	$(452)	$(7,919)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 52,000 restaurants in more than 150 countries and territories.  As of September 30, 2021, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of September 30, 2021, YUM consisted of four operating segments:

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

Note 2 - Acquisitions

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

Dragontail Systems Acquisition

On September 7, 2021, we completed the acquisition of Dragontail Systems Limited (“Dragontail”). The Dragontail acquisition advances our digital capabilities and its AI-based integrated kitchen order management and delivery technologies are intended to strengthen store operations, enhance the customer experience and make it easier for team members to run a restaurant. Total cash consideration paid in connection with the acquisition was $66 million, net of cash acquired of $3 million. This net consideration has been classified within Other, net cash flows from investing activities within our Condensed Consolidated Statements of Cash Flows.

The acquisition was accounted for as a business combination using the acquisition method of accounting. The primary assets recorded as a result of the preliminary purchase price allocation were goodwill of $57 million and amortizable intangible assets of $11 million. The amortizable intangible assets, which consist of software, have an estimated weighted average useful life of 7 years. The goodwill recorded resulted from synergies expected to be achieved through leveraging our scale and resources to enhance these technologies and deploy them globally to our brands and franchisees over time. We anticipate that all of the goodwill recognized will be non-deductible for income tax purposes. The purchase price allocation for Dragontail is preliminary and subject to completion of valuation analyses. The final assignment of goodwill to our reporting units has not yet been completed as of the date of these financial statements.

The financial results of Dragontail have been included in our Condensed Consolidated Financial Statements since the date of the acquisition but did not significantly impact our results for the quarter or year-to-date periods ended September 30, 2021. The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2020 would not have been significant. The direct transaction costs associated with the acquisition were also not material and were expensed as incurred.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2021	2020	2021	2020
Net Income	$528	$283	$1,245	$572

Weighted-average common shares outstanding (for basic calculation)	296	303	298	302
Effect of dilutive share-based employee compensation	6	4	6	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	302	307	304	307

Basic EPS	$1.78	$0.94	$4.17	$1.89

Diluted EPS	$1.75	$0.92	$4.10	$1.86
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	0.1	4.7	1.5	4.6

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 30, 2021 and 2020 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2021		2020	2021		2020	2021
November 2019	4,746		—	$530		$—	$—
May 2021	2,602		—	330		—	1,670
Total	7,348	(a)	—	$860	(a)	$—	$1,670

(a)    Includes the effect of $14 million in share repurchases (0.1 million shares) with trade dates on, or prior to, September 30, 2021, but cash settlement dates subsequent to September 30, 2021 and excludes the effect of $11 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2020, but cash settlement dates subsequent to December 31, 2020.

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. Unutilized share repurchase capacity of $1.2 billion under a November 2019 authorization expired on June 30, 2021.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at June 30, 2021, net of tax	$(165)	$(44)	$(115)	$(324)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(19)	2	—	(17)

(Gains) losses reclassified from AOCI, net of tax	—	4	6	10
	(19)	6	6	(7)
Balance at September 30, 2021, net of tax	$(184)	$(38)	$(109)	$(331)

Balance at December 31, 2020, net of tax	$(182)	$(96)	$(133)	$(411)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(2)	46	12	56

(Gains) losses reclassified from AOCI, net of tax	—	12	12	24
	(2)	58	24	80
Balance at September 30, 2021, net of tax	$(184)	$(38)	$(109)	$(331)

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Foreign exchange net (gain) loss and other	$(3)	$(6)	$(14)	$(2)
Impairment and closure expense(a)	1	10	2	156
Other (income) expense	$(2)	$4	$(12)	$154

(a)    The quarter and year to date ended September 30, 2020, include charges of $5 million and $144 million, respectively, related to the impairment of Habit Burger Grill goodwill. See Note 2. The quarter and year to date ended September 30, 2020 also include charges of $5 million and $11 million, respectively, related to the write-off of software no longer being used.

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

	9/30/2021	12/31/2020
Accounts and notes receivable, gross	$584	$579
Allowance for doubtful accounts	(36)	(45)
Accounts and notes receivable, net	$548	$534

Property, Plant and Equipment, net

	9/30/2021	12/31/2020
Property, plant and equipment, gross	$2,467	$2,465
Accumulated depreciation and amortization	(1,274)	(1,230)
Property, plant and equipment, net	$1,193	$1,235

Assets held-for-sale totaled $27 million and $7 million as of September 30, 2021 and December 31, 2020, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Liabilities held-for-sale totaled $10 million as of September 30, 2021, and are included in Accounts payable and other current liabilities in our Condensed Consolidated Balance Sheet.

Other Assets	9/30/2021	12/31/2020
Operating lease right-of-use assets(a)	$835	$851
Franchise incentives	164	163
Other	460	421
Other assets	$1,459	$1,435

(a)    Non-current operating lease liabilities of $811 million and $823 million as of September 30, 2021 and December 31, 2020, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	9/30/2021	12/31/2020
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$1,001	$730
Restricted cash included in Prepaid expenses and other current assets(a)	276	258
Restricted cash and restricted cash equivalents included in Other assets(b)	34	36
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$1,311	$1,024

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance programs.

Note 7 - Income Taxes

	Quarter ended		Year to date
	2021	2020	2021	2020
Income tax (benefit) provision	$(77)	$33	$22	$96
Effective tax rate	(17.0)%	10.5%	1.8%	14.4%

Our third quarter effective tax rate was lower than the prior year primarily due to tax benefits resulting from a KFC Europe reorganization executed in the quarter ended September 30, 2021. In July 2021, we concentrated management responsibility for European (excluding the United Kingdom (“UK”)) KFC franchise development, support operations and management oversight in Switzerland. Concurrent with this change in management responsibility, we completed intra-entity transfers of certain KFC intellectual property rights from subsidiaries in the UK to subsidiaries in Switzerland. With the transfer of these rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a net, one-time tax benefit of $152 million in the quarter ended September 30, 2021. In the quarter ended September 30, 2020, our effective rate was favorably impacted by $25 million due to the remeasurement of our deferred tax assets in the UK resulting from an increase in the UK corporate tax rate from 17% to 19% enacted during the quarter.

Our year to date effective tax rate was also lower than the prior year due to tax benefits resulting from a $64 million favorable impact due to the remeasurement of our deferred tax assets in the UK resulting from an increase in the UK corporate tax rate from 19% to 25% enacted during the quarter ended June 30, 2021.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 9/30/2021
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$15	$5	$225	$132	$377
Franchise revenues	46	63	156	1	266
Property revenues	3	2	11	—	16
Franchise contributions for advertising and other services	7	70	130	—	207

China
Franchise revenues	61	16	—	—	77

Other
Company sales	128	8	—	—	136
Franchise revenues	265	66	10	—	341
Property revenues	16	—	—	—	16
Franchise contributions for advertising and other services	151	17	2	—	170
	$692	$247	$534	$133	$1,606

	Quarter ended 9/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$14	$5	$218	$118	$355
Franchise revenues	44	62	148	—	254
Property revenues	4	1	10	—	15
Franchise contributions for advertising and other services	4	76	117	—	197

China
Franchise revenues	56	15	—	—	71

Other
Company sales	116	15	—	—	131
Franchise revenues	219	55	7	—	281
Property revenues	17	1	—	—	18
Franchise contributions for advertising and other services	112	13	1	—	126
	$586	$243	$501	$118	$1,448

	Year to date 9/30/2021
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$45	$15	$656	$391	$1,107
Franchise revenues	138	197	460	3	798
Property revenues	10	4	31	—	45
Franchise contributions for advertising and other services	20	223	375	—	618

China
Franchise revenues	181	48	—	—	229

Other
Company sales	378	24	—	—	402
Franchise revenues	750	185	27	—	962
Property revenues	45	1	—	—	46
Franchise contributions for advertising and other services	432	50	5	—	487
	$1,999	$747	$1,554	$394	$4,694

	Year to date 9/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Total
U.S.
Company sales	$43	$15	$610	$231	$899
Franchise revenues	126	190	411	1	728
Property revenues	11	4	31	—	46
Franchise contributions for advertising and other services	13	224	331	—	568

China
Franchise revenues	150	37	—	—	187

Other
Company sales	303	42	—	—	345
Franchise revenues	577	160	18	—	755
Property revenues	42	2	—	—	44
Franchise contributions for advertising and other services	296	39	2	—	337
	$1,561	$713	$1,403	$232	$3,909
Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees. A summary of significant changes to the contract liability balance during 2021 is presented below.

Deferred Franchise Fees
Balance at December 31, 2020	$415
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(53)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	52
Other(a)	(3)
Balance at September 30, 2021	$411

(a)    Primarily includes impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$66
1 - 2 years	60
2 - 3 years	56
3 - 4 years	49
4 - 5 years	43
Thereafter	137
Total	$411

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2021	2020	2021	2020
KFC Division	$692	$586	$1,999	$1,561
Pizza Hut Division	247	243	747	713
Taco Bell Division	534	501	1,554	1,403
Habit Burger Grill Division	133	118	394	232
	$1,606	$1,448	$4,694	$3,909

	Quarter ended		Year to date
Operating Profit	2021	2020	2021	2020
KFC Division	$314	$278	$932	$655
Pizza Hut Division	101	89	306	252
Taco Bell Division	184	186	560	484
Habit Burger Grill Division	1	(7)	6	(15)
Corporate and unallocated G&A expenses(a)	(70)	(81)	(183)	(229)
Unallocated Company restaurant expenses	—	1	—	—
Unallocated Franchise and property expenses	—	—	—	(3)
Unallocated Refranchising gain (loss)	(1)	9	21	30
Unallocated Other income (expense)(b)	(2)	(4)	(5)	(153)
Operating Profit	$527	$471	$1,637	$1,021
Investment income (expense), net(c)	51	10	52	67
Other pension income (expense)	(1)	(4)	(6)	(9)
Interest expense, net(d)	(126)	(161)	(416)	(411)
Income before income taxes	$451	$316	$1,267	$668

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Includes charges related to a resource optimization program initiated in the third quarter of 2020. This program is part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. These critical areas include accelerating our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. We recorded charges of $4 million and $32 million during the quarters ended September 30, 2021 and 2020, respectively, for this program. We recorded charges of $7 million and $32 million during the years to date ended September 30, 2021 and 2020, respectively, for this program. Also included in the year to date ended September 30, 2020, is a $50 million charitable contribution to Yum! Brands Foundation, Inc. (a standalone, not-for-profit organization that is not consolidated in the Company's results) in the second quarter of 2020 related to our “Unlocking Opportunity Initiative” and costs related to our acquisition of Habit Burger Grill of $9 million.

(b)Includes charges of $5 million and $144 million in the quarter and year to date ended September 30, 2020, respectively, related to the impairment of Habit Burger Grill goodwill. See Note 2.

(c)Includes changes in the value of our investment in Devyani International Limited (“Devyani”), an entity that operates KFC and Pizza Hut franchised units in India. During the quarter ended September 30, 2021, Devyani executed an initial public offering and subsequently the fair value of our investment became readily determinable. As a result, we began recording changes in fair value in Investment income (expense), net. In the quarter ended September 30, 2021, we recognized pre-tax investment income of $52 million related to changes in fair value of our investment in Devyani. See Note 13.

Also includes changes in the value of Grubhub, Inc. (“Grubhub”) common stock. For the quarter and year to date ended September 30, 2020, we recognized pre-tax investment income of $8 million and $69 million, respectively, related to changes in fair value of our investment in Grubhub common stock. In the quarter ended September 30, 2020, we sold our investment in Grubhub.

(d)Includes a $28 million call premium and $6 million of unamortized debt issuance costs written off related to the redemption of the 2026 Notes during the year to date ended September 30, 2021. See Note 11.

Also includes a $26 million call premium and $6 million of unamortized debt issuance costs written off associated with the early redemption of YUM Subsidiary Senior Unsecured Notes due in 2024 as well as $2 million of accrued and unpaid interest associated with the period of time from prepayment of the notes with the trustee to their redemption date during the quarter and year to date ended September 30, 2020.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2021	2020	2021	2020
Service cost	$2	$2	$6	$6
Interest cost	8	9	24	26
Expected return on plan assets	(11)	(10)	(32)	(32)
Amortization of net loss	3	4	12	11
Amortization of prior service cost	1	—	4	3
Net periodic benefit cost	$3	$5	$14	$14

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/30/2021	12/31/2020
Current maturities of long-term debt	$71	$463
Less current portion of debt issuance costs and discounts	(7)	(10)
Short-term borrowings	$64	$453

Long-term Debt
Securitization Notes	$3,815	$2,869
Subsidiary Senior Unsecured Notes	750	1,800
Term Loan A Facility	750	431
Term Loan B Facility	1,493	1,916
YUM Senior Unsecured Notes	4,475	3,725
Finance lease obligations	67	72
	$11,350	$10,813
Less debt issuance costs and discounts	(90)	(78)
Less current maturities of long-term debt	(71)	(463)
Long-term debt	$11,189	$10,272

Details of our Short-term borrowings and Long-term debt as of December 31, 2020 can be found within our 2020 Form 10-K.

On March 15, 2021, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of the Company, completed the refinancing of the then existing $1.9 billion term loan B facility, $431 million term loan A facility and $1.0 billion revolving facility through the issuance of a $1.5 billion term loan B facility maturing March 15, 2028 (the “Term Loan B Facility”), a $750 million term loan A facility maturing March 15, 2026 (the “Term Loan A Facility”) and a $1.25 billion revolving facility maturing March 15, 2026 (the “Revolving Facility”) pursuant to an amendment to the Credit Agreement (as defined in our 2020 Form 10-K). The amendment reduces the interest rate currently applicable to the refinanced Term Loan A Facility and for borrowings under the refinanced Revolving Facility by 25 basis points. Subsequent to the refinance the interest rate applicable to the Term Loan A Facility and the Revolving Facility ranges from 0.75% to 1.50% plus LIBOR or from 0.00% to 0.50% plus the Base Rate, at the Borrowers' election, based on the total leverage ratio (as defined in the Credit Agreement).

The refinanced Term Loan A Facility is now subject to quarterly amortization payments in an amount equal to 0.625% of the principal amount of the facility as of the refinance date beginning with the second quarter of 2022. The Term Loan A Facility quarterly amortization payments increase to 1.25% of the principal amount of the facility as of the refinance date beginning with the second quarter of 2024. The Term Loan B Facility continues to be subject to quarterly amortization payments in an amount equal to 0.25% of the principal amount of the facility as of the refinance date. All other material provisions under the Credit Agreement remain unchanged. Our Revolving Facility was undrawn as of September 30, 2021.

As a result of this Credit Agreement refinancing, $8 million of fees were capitalized as debt issuance costs, $3 million of which were paid directly to lenders. The debt issuance costs will be amortized to Interest expense, net through the contractual maturities of the Credit Agreement using the effective interest method. During the quarter ended March 31, 2021, fees expensed of $4 million as well as previously recorded unamortized debt issuance costs written off of $8 million were recognized within Interest expense, net due to this refinancing.

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

On June 30, 2021, Yum! Brands, Inc. issued a notice of redemption for $350 million aggregate principal amount of 3.75% YUM Senior Unsecured Notes due November 1, 2021 (the “2021 Notes”). The redemption, which occurred on August 2, 2021, was in an amount equal to 100% of the principal amount of the 2021 Notes, plus accrued interest to the date of redemption.

On August 19, 2021, Taco Bell Funding, LLC (the “Issuer”), a special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. (“TBC”), completed a refinancing transaction and issued $900 million of its Series 2021-1 1.946% Fixed Rate Senior Secured Notes, Class A-2-I (the “2021 Class A-2-I Notes”), $600 million of its Series 2021-1 2.294% Fixed Rate Senior Secured Notes, Class A-2-II (the “2021 Class A-2-II Notes”) and $750 million of its Series 2021-1 2.542% Fixed Rate Senior Secured Notes, Class A-2-III (the “2021 Class A-2-III Notes” and, together with the 2021 Class A-2-I Notes and the 2021 Class A-2-II Notes, the “2021 Class A-2 Notes”). The net proceeds from the issuance of the 2021 Class A-2 Notes were used to repay in full the 2016-1 Class A-2-II Notes of $480 million and 2018-1 Class A-2-I Notes of $804 million. The remaining net proceeds were distributed to TBC to pay certain transaction-related expenses, for general corporate purposes and to return capital to shareholders of the Company. The remaining 2016-1 Class A-2-III Notes of $957 million and 2018-1 Class A-2-II Notes of $608 million, together with the 2021 Class A-2 Notes are collectively referred to as the “Securitization Notes”.

The legal final maturity date of the 2021 Class A-2 Notes is in August 2051. However, the anticipated repayment dates of the 2021 Class A-2-I Notes, the 2021 Class A-2-II Notes and the 2021 Class A-2-III Notes are approximately 6, 8 and 10 years (the “Anticipated Repayment Dates”), respectively, from the date of issuance. If the Issuer has not repaid or refinanced a series of Securitization Notes prior to its respective Anticipated Repayment Dates, rapid amortization of principal on all Securitization Notes will occur and additional interest will accrue on the Securitization Notes, as provided in the Indenture for the Securitization Notes.

As a result of the issuance of the 2021 Class A-2 Notes, $19 million of fees were capitalized as debt issuance costs. The debt issuance costs are being amortized to Interest expense, net through the Anticipated Repayment Dates of the Securitization Notes utilizing the effective interest rate method. As of September 30, 2021, the effective interest rates, including the amortization of debt issuance costs, were 2.11%, 2.42% and 2.64% for the 2021 Class A-2-I Notes, 2021 Class A-2-II Notes and 2021 Class A-2-III Notes, respectively. During the quarter ended September 30, 2021, previously recorded unamortized debt issuance costs written off totaling approximately $5 million were recognized within Interest expense, net due to the extinguishment of the 2016 Class A-2-II Notes and 2018 Class A-2-I Notes.

Excluding the payments associated with the extinguishment of the 2026 Notes discussed above, cash paid for interest during the year to date ended September 30, 2021 was $328 million. Excluding $28 million of call premium and interest associated with the period of time from prepayment to redemption associated with the extinguishment of $1,050 million aggregate principal amount of 5.00% Subsidiary Senior Unsecured Notes due in 2024, cash paid for interest during the year to date September 30, 2020 was $329 million.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both September 30, 2021 and December 31, 2020, we had interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. At December 31, 2020, we also had interest rate swaps that expired in July 2021 with notional amounts of $1.55 billion. These interest rate swaps have been designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of September 30, 2021 or December 31, 2020.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through September 30, 2021, the swaps were highly effective cash flow hedges.

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

Gains or losses on the foreign currency contracts are reported as a component of AOCI. Amounts are reclassified from AOCI each quarter to offset foreign currency transaction gains or losses recorded within Other (income) expense when the related intercompany receivables and payables affect earnings due to their functional currency remeasurements. Through September 30, 2021, all foreign currency contracts related to intercompany receivables and payables were highly effective cash flow hedges.

As of September 30, 2021 and December 31, 2020, outstanding foreign currency contracts related to intercompany receivables and payables had total notional amounts of $34 million and $39 million, respectively. These foreign currency forward contracts all have durations that expire in 2021.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2021, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2021	2020	2021	2020	2021	2020	2021	2020

Interest rate swaps	$—	$(6)	$9	$4	$17	$(104)	$17	$6

Foreign currency contracts	1	(2)	(2)	2	—	3	(2)	(5)

Income tax benefit/(expense)	(1)	2	(1)	(1)	(5)	25	(3)	—

As of September 30, 2021, the estimated net loss included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $43 million, based on current LIBOR interest rates.

Total Return Swaps

Beginning in 2021, we have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of September 30, 2021, was not significant.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of September 30, 2021, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	9/30/2021		12/31/2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,815	$3,921	$2,869	$3,015
Subsidiary Senior Unsecured Notes(b)	750	796	1,800	1,890
Term Loan A Facility(b)	750	751	431	428
Term Loan B Facility(b)	1,493	1,495	1,916	1,907
YUM Senior Unsecured Notes(b)	4,475	4,877	3,725	4,094

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	9/30/2021	12/31/2020
Assets
Foreign Currency Contracts	Prepaid expenses and other current assets	2	$1	$1
Other Investments	Other assets	1	85	45

Liabilities
Interest Rate Swaps	Accounts payable and other current liabilities	2	44	28
Interest Rate Swaps	Other liabilities and deferred credits	2	77	127

The fair value of the Company’s interest rate swaps and foreign currency contracts were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

The other investments as of September 30, 2021, primarily include an approximate 5% minority interest in Devyani International Limited (“Devyani”) with a fair value of $83 million. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. At the time of the refranchisings, the fair value of this minority interest was estimated to be approximately $31 million. During the quarter ended September 30, 2021, Devyani executed an initial public offering and subsequently the fair value of these equity securities became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net. Prior to the initial public offering the fair value of these equity securities was not readily determinable and we applied the measurement alternative in accordance with ASC Topic 321. For both the quarter and year to date ended September 30, 2021, we recognized pre-tax investment income of $52 million related to changes in fair value of our investment in Devyani.

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

Note 14 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, on October 13, 2021, we received a Notice of Proposed Adjustment (“NPA”) from the IRS for the 2014 fiscal year relating to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these reorganizations involved taxable distributions of approximately $6.0 billion. We expect to receive the Revenue Agent’s Report (“RAR”) including the IRS’s calculation of the tax assessment in early 2022. The amount of additional tax that may be asserted by the IRS in the RAR cannot be quantified at this time; however, based on the NPA, the amount of additional tax to be proposed is expected to be material. We disagree with the IRS’s position as asserted in the NPA and intend to contest it vigorously by filing a protest disputing on multiple grounds any proposed taxes and proceeding to the IRS Office of Appeals.

The final resolution of this matter is uncertain, but the Company believes that it is more likely than not the Company’s tax position will be sustained; therefore no reserve is recorded with respect to this matter. An unfavorable resolution of this matter could have a material, adverse impact on our consolidated Financial Statements in future periods.

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 30, 2021, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million. The present value of these potential payments discounted at our pre-tax cost of debt at September 30, 2021, was approximately $350 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of September 30, 2021, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $150 million. Of this amount, $145 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order remains in effect and the next hearing is now scheduled for November 24, 2021. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 52,000 restaurants in more than 150 countries and territories, primarily under the concepts of KFC, Pizza Hut, Taco Bell and The Habit Burger Grill (collectively, the “Concepts”).  The Company’s KFC, Pizza Hut and Taco Bell brands are global leaders of the chicken, pizza and Mexican-style food categories, respectively. The Habit Burger Grill, a concept we acquired on March 18, 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 52,000 restaurants, 98% are operated by franchisees.

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

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•Same-store sales growth is the estimated percentage change in system sales of all restaurants that have been open and in the YUM system for one year or more (with the exception of Habit Burger Grill restaurants acquired in the first quarter of 2020 for which we included all sales in the quarter ended March 31, 2020 both before and after the acquisition in the prior year base for purposes of determining same-store sales growth for the year to date ended September 30, 2021), including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. Throughout 2020 and continuing into 2021 we have had a significant number of restaurants that were temporarily closed including restaurants closed due to government and landlord restrictions as a result of COVID-19. The system sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends.

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

•System sales and System sales excluding the impacts of foreign currency translation (“FX”) reflect the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants. Sales at franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Increasingly, customers are paying a fee to a third party to deliver or facilitate the ordering of our Concepts' products. We also include in System sales any portion of the amount customers pay these third parties for which the third party is obligated to pay us a license fee as a percentage of such amount. Franchise restaurant sales and fees paid by customers to third parties to deliver or facilitate the ordering of our Concepts' products are not included in Company sales on the Condensed Consolidated Statements of Income; however, any resulting franchise and license fees we receive are included in the Company's revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net unit growth.

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

Company restaurant profit is defined as Company sales less Company restaurant expenses, both of which appear on the face of our Condensed Consolidated Statements of Income. Company restaurant expenses include those expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, cost of restaurant-level labor, rent, depreciation and amortization of restaurant-level assets and advertising expenses incurred by and on behalf of that Company restaurant. Company restaurant margin as a percentage of sales (“Company restaurant margin %”) is defined as Company restaurant profit divided by Company sales. We use Company restaurant profit for the purposes of internally evaluating the performance of our Company-owned restaurants and we believe Company restaurant profit provides useful information to investors as to the profitability of our Company-owned restaurants. In calculating Company restaurant profit, the Company excludes revenues and expenses directly associated with our franchise operations as well as non-restaurant-level costs included in General and administrative expenses, some of which may support Company-owned restaurant operations. The Company also excludes restaurant-level asset impairment and closures expenses, which have historically not been significant, from the determination of Company restaurant profit as such expenses are not believed to be indicative of ongoing operations. Company restaurant profit and Company restaurant margin % as presented may not be comparable to other similarly titled measures of other companies in the industry.

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

For the quarter ended September 30, 2021, GAAP diluted EPS was $1.75 per share, an increase from $0.92 per share in the quarter ended September 30, 2020, and diluted EPS, excluding Special Items, was $1.22 per share, an increase from $1.01 per share in the quarter ended September 30, 2020.

For the year to date ended September 30, 2021, GAAP diluted EPS was $4.10 per share, an increase from $1.86 per share in the year to date ended September 30, 2020, and diluted EPS, excluding Special Items, was $3.44 per share, an increase from $2.47 per share in the year to date ended September 30, 2020.

Quarterly Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+11	+6	+7	+14	+10
Pizza Hut Division	+4	+4	+1	+13	+11
Taco Bell Division	+8	+5	+3	(1)	(1)
Worldwide	+8	+5	+4	+12	+3
Year to date Financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+18	+14	+7	+42	+35
Pizza Hut Division	+7	+9	+1	+21	+18
Taco Bell Division	+14	+12	+3	+16	+16
Worldwide(1)	+15	+12	+4	+60	+26
(1)    Worldwide system sales growth ex F/X for the year to date ended September 30, 2021, includes the benefit of our acquisition of Habit Burger Grill on March 18, 2020. Same-store sales reflects the inclusion of Habit Burger Grill in the prior year base for periods in the first-quarter of 2020 both before and after the acquisition. Operating profit results of Habit Burger Grill for the period subsequent to our acquisition are reflected in the consolidated figures.

Additionally:

•Net new units added were 760 for the quarter and 1,798 for the year to date.

•During the quarter, we repurchased 2.6 million shares totaling $330 million at an average price of $126.98. During the year to date, we repurchased 7.3 million shares totaling $860 million at an average price of $117.07.

•Foreign currency translation positively impacted Divisional Operating Profit for the quarter and year to date by $12 million and $55 million, respectively.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2021	2020	% B/(W)		2021	2020	% B/(W)
Company sales	$513	$486	5		$1,509	$1,244	21
Franchise and property revenues	716	639	12		2,080	1,760	18
Franchise contributions for advertising and other services	377	323	17		1,105	905	22
Total revenues	1,606	1,448	11		4,694	3,909	20

Company restaurant expenses	421	399	(5)		1,230	1,046	(18)
G&A expenses	253	257	1		689	724	5
Franchise and property expenses	31	13	(145)		81	107	25
Franchise advertising and other services expense	375	313	(19)		1,090	887	(23)
Refranchising (gain) loss	1	(9)	(108)		(21)	(30)	(30)
Other (income) expense	(2)	4	NM		(12)	154	NM
Total costs and expenses, net	1,079	977	(10)		3,057	2,888	(6)
Operating Profit	527	471	12		1,637	1,021	60

Investment (income) expense, net	(51)	(10)	386		(52)	(67)	(22)
Other pension (income) expense	1	4	74		6	9	34
Interest expense, net	126	161	23		416	411	(1)
Income before income taxes	451	316	43		1,267	668	90
Income tax (benefit) provision	(77)	33	330		22	96	77
Net Income	$528	$283	87		$1,245	$572	118

Diluted EPS(a)	$1.75	$0.92	90		$4.10	$1.86	120
Effective tax rate	(17.0)%	10.5%	27.5	ppts.	1.8%	14.4%	12.6	ppts.

(a)See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	9/30/2021	9/30/2020	% Increase (Decrease)
Franchise	51,070	49,003	4
Company-owned	1,081	1,123	(4)
Total	52,151	50,126	4

	Quarter ended		Year to date
	2021	2020	2021	2020
Same-store Sales Growth (Decline) %	5	(2)	12	(8)
System Sales Growth (Decline) %, reported	11	1	18	(6)
System Sales Growth (Decline) %, excluding FX	8	1	15	(5)

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2021	2020	2021	2020

Consolidated
Company sales(a)	$513	$486	$1,509	$1,244
Franchise sales	13,828	12,457	40,341	34,108
System sales	14,341	12,943	41,850	35,352
Foreign Currency Impact on System sales(b)	298	N/A	1,297	N/A
System sales, excluding FX	$14,043	$12,943	$40,553	$35,352

KFC Division
Company sales(a)	$143	$130	$423	$346
Franchise sales	7,735	6,779	22,366	18,138
System sales	7,878	6,909	22,789	18,484
Foreign Currency Impact on System sales(b)	235	N/A	1,012	N/A
System sales, excluding FX	$7,643	$6,909	$21,777	$18,484

Pizza Hut Division
Company sales(a)	$13	$20	$39	$57
Franchise sales	3,157	2,974	9,370	8,491
System sales	3,170	2,994	9,409	8,548
Foreign Currency Impact on System sales(b)	59	N/A	267	N/A
System sales, excluding FX	$3,111	$2,994	$9,142	$8,548

Taco Bell Division
Company sales(a)	$225	$218	$656	$610
Franchise sales	2,918	2,696	8,556	7,464
System sales	3,143	2,914	9,212	8,074
Foreign Currency Impact on System sales(b)	4	N/A	18	N/A
System sales, excluding FX	$3,139	$2,914	$9,194	$8,074

Habit Burger Grill Division
Company sales(a)	$132	$118	$391	$231
Franchise sales	18	8	49	15
System sales	150	126	440	246
Foreign Currency Impact on System sales(b)	—	N/A	—	N/A
System sales, excluding FX	$150	$126	$440	$246

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2021	2020	2021	2020
Core Operating Profit Growth (Decline) %	3	7	26	(8)
Diluted EPS Growth (Decline) %, excluding Special Items	21	27	39	(3)
Effective Tax Rate excluding Special Items	18.9%	19.3%	19.7%	19.0%

	Quarter ended		Year to date
	2021	2020	2021	2020
Company restaurant profit	$92	$87	$279	$198
Company restaurant margin %	17.9%	17.8%	18.5%	15.9%

	Quarter ended		Year to date
Detail of Special Items	2021	2020	2021	2020
Refranchising gain (loss)(a)	$—	$2	$4	$8
Costs associated with acquisition and integration of Habit Burger Grill (See Note 2)	—	—	—	(9)
Impairment of Habit Burger Grill goodwill (See Note 2)	—	(5)	—	(144)
Unlocking Opportunity Initiative contribution(b)	—	—	—	(50)
Charges associated with resource optimization(c)	(4)	(32)	(7)	(32)
Other Special Items Income (Expense)	1	1	2	(6)
Special Items Income (Expense) - Operating Profit	(3)	(34)	(1)	(233)
Charges associated with resource optimization - Other pension (expense) income(c)	—	(1)	1	(1)
Interest expense, net(d)	—	(34)	(34)	(34)
Special Items Income (Expense) before Income Taxes	(3)	(69)	(34)	(268)
Tax (Expense) Benefit on Special Items(e)	11	17	18	57
Tax Benefit - Intra-entity transfer of intellectual property(f)	152	25	216	25
Special Items Income (Expense), net of tax	$160	$(27)	$200	$(186)
Average diluted shares outstanding	302	307	304	307
Special Items diluted EPS	$0.53	$(0.09)	$0.66	$(0.61)

Reconciliation of GAAP Operating Profit to Core Operating Profit

Consolidated
GAAP Operating Profit	$527	$471	$1,637	$1,021
Special Items Income (Expense)	(3)	(34)	(1)	(233)
Foreign Currency Impact on Divisional Operating Profit(g)	12	N/A	55	N/A
Core Operating Profit	$518	$505	$1,583	$1,254

KFC Division
GAAP Operating Profit	$314	$278	$932	$655
Foreign Currency Impact on Divisional Operating Profit(g)	10	N/A	46	N/A
Core Operating Profit	$304	$278	$886	$655

Pizza Hut Division
GAAP Operating Profit	$101	$89	$306	$252
Foreign Currency Impact on Divisional Operating Profit(g)	2	N/A	8	N/A
Core Operating Profit	$99	$89	$298	$252

Taco Bell Division
GAAP Operating Profit	$184	$186	$560	$484
Foreign Currency Impact on Divisional Operating Profit(g)	—	N/A	1	N/A
Core Operating Profit	$184	$186	$559	$484

Habit Burger Grill Division
GAAP Operating Profit (Loss)	$1	$(7)	$6	$(15)
Foreign Currency Impact on Divisional Operating Profit(g)	—	N/A	—	N/A
Core Operating Profit (Loss)	$1	$(7)	$6	$(15)

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.75	$0.92	$4.10	$1.86
Special Items Diluted EPS	0.53	(0.09)	0.66	(0.61)
Diluted EPS excluding Special Items	$1.22	$1.01	$3.44	$2.47

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	(17.0)%	10.5%	1.8%	14.4%
Impact on Tax Rate as a result of Special Items(e)(f)	(35.9)%	(8.8)%	(17.9)%	(4.6)%
Effective Tax Rate excluding Special Items	18.9%	19.3%	19.7%	19.0%

(a)Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded during 2021 and 2020 as Special Items are directly associated with restaurants that were refranchised prior to the end of 2018.

During the quarter ended September 30, 2020, we recorded net refranchising gains of $2 million that have been reflected as a Special Item. During the years to date ended September 30, 2021 and 2020, we recorded net refranchising gains of $4 million and $8 million, respectively, that have been reflected as Special Items.

Additionally, we recorded net refranchising losses of $1 million and net refranchising gains of $7 million during the quarters ended September 30, 2021 and 2020, respectively, that have not been reflected as Special Items. During the years to date ended September 30, 2021 and 2020, we recorded net refranchising gains of $17 million and $22 million, respectively, that have not been reflected as Special Items. These net gains and losses relate to refranchising of restaurants in 2021 and 2020 that were not part of our aforementioned plans to achieve 98% franchise ownership and that we believe are now more indicative of our expected ongoing refranchising activity.

(b)On June 24, 2020, the YUM! Brands, Inc. Board of Directors approved the establishment of the Company's new global “Unlocking Opportunity Initiative” including a $100 million investment over the next five years to fight inequality by unlocking opportunities for employees, restaurant team members and communities. The Company contributed $50 million in the quarter ended June 30, 2020 to Yum! Brands Foundation, Inc. (a stand-alone, not-for-profit organization that is not consolidated in the Company's results) as part of these efforts and investment. As a result of the size and specific nature of this contribution, we have reflected the associated expense as a Special Item.

(c)During the quarter ended September 30, 2021, we recorded a charge of $4 million to General and administrative expenses, and during the quarter ended September 30, 2020, we recorded charges of $32 million and $1 million to General and administrative expenses and Other pension (expense) income, respectively, related to a resource optimization program initiated in the third quarter of 2020.

During the years to date ended September 30, 2021 and 2020, we recorded charges of $7 million and $32 million to General and administrative expenses, respectively, and a credit of $1 million and a charge of $1 million, respectively, to Other pension (expense) income related to the resource optimization program.

This program is part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. These critical areas include accelerating our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. Due to the size and scope of the resource optimization program, these amounts have been reflected as Special Items.

(d)During the quarter ended June 30, 2021, certain subsidiaries of the Company redeemed $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due in 2026 (the “2026 Notes”). The redemption amount was equal to 102.625% of the $1,050 million aggregate principal amount redeemed, reflecting a $28 million “call premium”. We recognized the call premium and the write-off of $6 million of unamortized debt issuance costs associated with the 2026 Notes within Interest expense, net which we reflected as Special Items due to their collective size and the fact that the amounts are not indicative of our ongoing interest expense. See Note 11.

During the quarter ended September 30, 2020, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, each of which a wholly-owned subsidiary of the Company, issued a notice of redemption for $1,050 million aggregate principal amount of 5.00% Subsidiary Senior Unsecured Notes due in 2024 (the "2024 Notes"). The redemption amount included a $26 million call premium plus accrued and unpaid interest to the date of redemption of October 9, 2020. We recorded the call premium, $6 million of unamortized debt issuance costs associated with the 2024 Notes and $2 million of accrued and unpaid interest associated with the period of time from prepayment of the 2024 Notes with the Trustee on September 25, 2020, to their redemption date within Interest expense, net and reflected the charges as Special Items due to their collective size and the fact that the amounts are not indicative of our ongoing interest expense.

(e)Tax (Expense) Benefit on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. Additionally, during the quarter ended September 30, 2021, we recorded as a Special Item a $10 million tax benefit related to prior refranchisings for which the associated pre-tax gain or loss was recorded as Special.

(f)During the quarter ended September 30, 2020, the United Kingdom (“UK”) Finance Act 2020 was enacted resulting in an increase in the UK corporate income tax rate from 17% to 19%. As a result, in the quarter ended September 30, 2020, we remeasured the deferred tax assets originally recorded as a Special Item in the fourth quarter of 2019 as part of an intercompany restructuring of certain intellectual property (“IP”) rights into the UK and recognized an additional $25 million deferred tax benefit as a Special Item.

During the quarter ended June 30, 2021, the UK Finance Act 2021 was enacted resulting in an increase in the UK corporate income tax rate from 19% to 25%. As a result, in the quarter ended June 30, 2021, we remeasured the deferred tax assets originally recorded as a Special Item as part of the aforementioned 2019 intercompany restructuring of certain IP rights into the UK and recognized an additional $64 million deferred tax benefit as a Special Item.

In July 2021, we concentrated management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland. Concurrent with this change in management responsibility, we completed intra-entity transfers of certain KFC IP rights from subsidiaries in the UK to subsidiaries in Switzerland. With the transfer of these rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a net, one-time tax benefit of $152 million as a Special Item in the quarter ended September 30, 2021.

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

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 9/30/2021
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$314	$101	$184	$1	$(73)	$527
Less:
Franchise and property revenues	391	147	177	1	—	716
Franchise contributions for advertising and other services	158	87	132	—	—	377
Add:
General and administrative expenses	86	45	40	12	70	253
Franchise and property expenses	20	2	9	—	—	31
Franchise advertising and other services expense	154	90	131	—	—	375
Refranchising (gain) loss	—	—	—	—	1	1
Other (income) expense	1	(3)	(2)	—	2	(2)
Company restaurant profit	$26	$1	$53	$12	$—	$92
Company sales	$143	$13	$225	$132	$—	$513
Company restaurant margin %	18.9%	6.0%	23.4%	8.6%	N/A	17.9%

	Quarter ended 9/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$278	$89	$186	$(7)	$(75)	$471
Less:
Franchise and property revenues	340	134	165	—	—	639
Franchise contributions for advertising and other services	116	89	118	—	—	323
Add:
General and administrative expenses	81	51	33	11	81	257
Franchise and property expenses	7	(2)	8	—	—	13
Franchise advertising and other services expense	111	85	117	—	—	313
Refranchising (gain) loss	—	—	—	—	(9)	(9)
Other (income) expense	—	2	(1)	(1)	4	4
Company restaurant profit	$21	$2	$60	$3	$1	$87
Company sales	$130	$20	$218	$118	$—	$486
Company restaurant margin %	16.3%	8.2%	27.8%	2.2%	N/A	17.8%

	Year to date 9/30/2021
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$932	$306	$560	$6	$(167)	$1,637
Less:
Franchise and property revenues	1,124	435	518	3	—	2,080
Franchise contributions for advertising and other services	452	273	380	—	—	1,105
Add:
General and administrative expenses	239	128	104	35	183	689
Franchise and property expenses	49	9	23	—	—	81
Franchise advertising and other services expense	438	275	377	—	—	1,090
Refranchising (gain) loss	—	—	—	—	(21)	(21)
Other (income) expense	(5)	(7)	(5)	—	5	(12)
Company restaurant profit	$77	$3	$161	$38	$—	$279
Company sales	$423	$39	$656	$391	$—	$1,509
Company restaurant margin %	18.3%	6.9%	24.5%	9.7%	N/A	18.5%

	Year to date 9/30/2020
	KFC Division	Pizza Hut Division	Taco Bell Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$655	$252	$484	$(15)	$(355)	$1,021
Less:
Franchise and property revenues	906	393	460	1	—	1,760
Franchise contributions for advertising and other services	309	263	333	—	—	905
Add:
General and administrative expenses	224	141	108	22	229	724
Franchise and property expenses	69	11	24	—	3	107
Franchise advertising and other services expense	301	256	330	—	—	887
Refranchising (gain) loss	—	—	—	—	(30)	(30)
Other (income) expense	5	(2)	(1)	(1)	153	154
Company restaurant profit	$39	$2	$152	$5	$—	$198
Company sales	$346	$57	$610	$231	$—	$1,244
Company restaurant margin %	11.2%	3.4%	25.0%	2.2%	N/A	15.9%

Items Impacting Reported Results and Expected to Impact Future Results

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

Beginning in 2020 and continuing through the third quarter of 2021 we have been able to mitigate the loss of sales due to temporary unit closures, dining room closures or other limitations on access through the strength of our off-premise channels, aided by increasing consumer access to our brands via digital channels. As a result, our same-store sales in the quarter and year to date ended September 30, 2021, increased 5% and 12%, respectively, driven by strong performance in developed markets such as North America and the United Kingdom. Additionally, during the quarter ended September 30, 2021, we began to see significant recovery across Europe as restrictions eased throughout the quarter as well as pockets of strength in emerging markets including the Middle East, Latin America, Africa and India. We have also seen strong net new unit development of 1,798 units during the year to date ended September 30, 2021, which we believe is primarily a result of improving unit-level economics, our franchisees’ financial strength and commitment to our Concepts, the inherent competitive advantages of the Quick Service Restaurant sector throughout the COVID-19 pandemic, our Concepts’ off-premise and digital capabilities, as well as selective use of development incentives with certain franchisees.

Our third quarter 2021 same-store sales results include the impact of approximately 500 restaurants remaining temporarily closed as of September 30, 2021, due to COVID-19. These temporary closures were primarily KFC and Pizza Hut restaurants located in countries where COVID-19 government restrictions remained elevated, including certain parts of Asia and Latin America as well as Australia. Assets located in malls, transportation centers, airports and other similar locations continue to be pressured, making up many of the temporary closures.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company's results for the balance of 2021. The ultimate pace of our recovery will largely depend on the pace of restaurant reopenings and the continuation of current sales trends, although we expect continuing adverse impacts from COVID-19 in certain parts of the world. In addition, for our restaurants that prominently feature drive-thru, carryout and delivery options, COVID-19 has in many cases contributed to an increase in sales during 2020 and the year to date 2021. If the impact of COVID-19 recedes, in-person dining restrictions are lifted or lessened and the restaurant industry in general returns to more normal operations, the benefits to sales experienced by certain of our restaurants, including our Pizza Hut delivery restaurants, could wane and our results could be negatively impacted. As 98% of our restaurants are operated by approximately 2,000 independent franchisees across the world, we are closely monitoring the impact of COVID-19 on our franchisees' financial condition.

Franchise Bad Debt Expense

We experienced significant quarterly fluctuations in franchise bad debt expense in 2020 due in large part to the uncertainties associated with COVID-19. During the quarter ended September 30, 2021, we recognized net bad debt expense of $3 million related to short-term accounts receivable due from our franchisees for royalties, rent and other services we provide, which were primarily reflected within Franchise and property expenses. This net bad debt expense of $3 million compared to $21 million of net bad debt recoveries recognized in the quarter ended September 30, 2020, and thus negatively impacted Operating Profit growth by $24 million quarter-over-quarter.

During the year to date ended September 30, 2021, we recognized net bad debt recoveries of $7 million related to short-term accounts receivable due from our franchisees for royalties, rent and other services we provide, which were primarily reflected within Franchise and property expenses. These net bad debt recoveries of $7 million compared to $21 million of bad debt expense recognized in the year to date ended September 30, 2020, and thus benefited Operating Profit growth by $28 million year-over-year.

Due to the quarterly fluctuations in franchise bad debt expense in 2020 discussed above, we expect quarterly operating profit growth to be negatively impacted in the fourth quarter of 2021 as we lap net bad debt recoveries of $8 million in the quarter ended December 31, 2020.

Investment in Devyani

In 2020, we received an approximate 5% minority interest in Devyani International Limited (“Devyani”), an entity that operates KFC and Pizza Hut franchised units in India. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. At the time of the refranchisings, the fair value of this minority interest was estimated to be approximately $31 million. During the quarter ended September 30, 2021, Devyani executed an initial public offering and subsequently the fair value of this investment became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net in our Condensed Consolidated Statements of Income and recognized pre-tax investment income of $52 million, in the quarter ended September 30, 2021.

Investment in Grubhub, Inc. (“Grubhub”)

In April of 2018 we purchased 2.8 million shares of Grubhub common stock for $200 million. In the quarter ended September 30, 2020, we sold our entire investment in Grubhub and received proceeds of $206 million. While we held our investment in Grubhub common stock we recognized changes in the fair value in our investment in our Condensed Consolidated Statements of Income. For the quarter and year to date ended September 30, 2020, we recognized pre-tax investment income of $8 million and $69 million, respectively, related to changes in fair value of our investment in Grubhub common stock.

KFC Division

The KFC Division has 26,222 units, 85% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of September 30, 2021.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2021	2020	Reported		Ex FX		2021	2020	Reported		Ex FX
System Sales	$7,878	$6,909	14		11		$22,789	$18,484	23		18
Same-Store Sales Growth (Decline) %	6	(4)	N/A		N/A		14	(11)	N/A		N/A

Company sales	$143	$130	10		5		$423	$346	22		14
Franchise and property revenues	391	340	15		12		1,124	906	24		19
Franchise contributions for advertising and other services	158	116	36		32		452	309	46		38
Total revenues	$692	$586	18		14		$1,999	$1,561	28		21

Company restaurant profit	$26	$21	28		20		$77	$39	100		84
Company restaurant margin %	18.9%	16.3%	2.6	ppts.	2.4	ppts.	18.3%	11.2%	7.1	ppts.	6.8	ppts.

G&A expenses	$86	$81	(8)		(6)		$239	$224	(7)		(4)
Franchise and property expenses	20	7	(165)		(159)		49	69	29		32
Franchise advertising and other services expense	154	111	(37)		(32)		438	301	(45)		(36)
Operating Profit	$314	$278	14		10		$932	$655	42		35

			% Increase (Decrease)
Unit Count	9/30/2021	9/30/2020
Franchise	25,932	24,302	7
Company-owned	290	300	(3)
Total	26,222	24,602	7

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales, excluding the impacts of foreign currency translation, were driven by company same-store sales growth of 9% and 22% for the quarter and year to date, respectively, partially offset by refranchising.

The quarterly and year to date increases in Company restaurant margin % were driven by same-store sales growth.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales growth of 6% and 14% for the quarter and year to date, respectively, and unit growth.

G&A

The quarterly increase in G&A, excluding the impact of foreign currency translation, was driven by higher professional fees.

The year to date increase in G&A, excluding the impact of foreign currency translation, was driven by higher expenses related to our annual incentive compensation program and higher professional fees, partially offset by lower travel related costs.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by current year net bad debt expense lapping prior year net bad debt recoveries for past due franchise receivables and higher G&A.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth, unit growth, current year net bad debt recoveries lapping prior year net bad debt expense for past due franchise receivables and lapping the prior year write-off of software no longer being used, partially offset by higher G&A.

Pizza Hut Division

The Pizza Hut Division has 18,007 units, 64% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of September 30, 2021.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2021	2020	Reported		Ex FX		2021	2020	Reported		Ex FX

System Sales	$3,170	$2,994	6		4		$9,409	$8,548	10		7
Same-Store Sales Growth (Decline) %	4	(3)	N/A		N/A		9	(8)	N/A		N/A

Company sales	$13	$20	(34)		(36)		$39	$57	(31)		(34)
Franchise and property revenues	147	134	9		7		435	393	10		8
Franchise contributions for advertising and other services	87	89	(1)		(2)		273	263	4		3
Total revenues	$247	$243	2		—		$747	$713	5		3

Company restaurant profit	$1	$2	(52)		(54)		$3	$2	42		32
Company restaurant margin %	6.0%	8.2%	(2.2)	ppts.	(2.4)	ppts.	6.9%	3.4%	3.5	ppts.	3.3	ppts.

G&A expenses	$45	$51	10		11		$128	$141	9		10
Franchise and property expenses	2	(2)	(216)		(217)		9	11	20		20
Franchise advertising and other services expense	90	85	(6)		(5)		275	256	(8)		(7)
Operating Profit	$101	$89	13		11		$306	$252	21		18

			% Increase (Decrease)
Unit Count	9/30/2021	9/30/2020
Franchise	17,954	17,745	1
Company-owned	53	97	(45)
Total	18,007	17,842	1

Company sales

The quarterly and year to date decreases in Company sales, excluding the impacts of foreign currency translation, were driven by the refranchising of stores in the UK in the quarter ended March 31, 2021, partially offset by company same-store sales growth of 5% and 7% in the quarter and year to date, respectively.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales growth of 4% and 9%, respectively.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lapping higher expenses in the prior year related to our annual incentive compensation program, lower professional fees and lower headcount.

The year to date decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower headcount, lapping higher expenses in the prior year related to our annual incentive compensation program and lower professional fees.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth and lower G&A, partially offset by higher Franchise advertising and other services expense primarily related to digital and technology expenses.

The year to date increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth, lower G&A and current year net bad debt recoveries lapping prior year net bad debt expense for past due franchise receivables, partially offset by higher Franchise advertising and other services expense primarily related to digital and technology expenses.

Taco Bell Division

The Taco Bell Division has 7,619 units, the vast majority of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of September 30, 2021.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2021	2020	Reported		Ex FX		2021	2020	Reported		Ex FX

System Sales	$3,143	$2,914	8		8		$9,212	$8,074	14		14
Same-Store Sales Growth %	5	3	N/A		N/A		12	(2)	N/A		N/A

Company sales	$225	$218	3		3		$656	$610	7		7
Franchise and property revenues	177	165	8		7		518	460	13		13
Franchise contributions for advertising and other services	132	118	12		12		380	333	14		14
Total revenues	$534	$501	6		6		$1,554	$1,403	11		11

Company restaurant profit	$53	$60	(13)		(13)		$161	$152	5		5
Company restaurant margin %	23.4%	27.8%	(4.4)	ppts.	(4.4)	ppts.	24.5%	25.0%	(0.5)	ppts.	(0.5)	ppts.

G&A expenses	$40	$33	(18)		(18)		$104	$108	4		4
Franchise and property expenses	9	8	(17)		(16)		23	24	5		5
Franchise advertising and other services expense	131	117	(12)		(12)		377	330	(14)		(14)
Operating Profit	$184	$186	(1)		(1)		$560	$484	16		16

			% Increase (Decrease)
Unit Count	9/30/2021	9/30/2020
Franchise	7,143	6,925	3
Company-owned	476	475	—
Total	7,619	7,400	3

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by same-store sales growth of 2% and 7% for the quarter and year to date, respectively, and unit growth.

The quarterly decrease in Company restaurant margin percentage was driven by higher labor costs, higher advertising expenses, commodity inflation and higher other restaurant operating costs, partially offset by same-store sales growth.

The year to date decrease in Company restaurant margin percentage was driven by higher labor costs, higher other restaurant operating costs, higher advertising costs and commodity inflation, partially offset by same-store sales growth.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 5% and 12%, respectively, and unit growth.

G&A

The quarterly increase in G&A was driven by higher expenses related to our annual incentive compensation programs and higher professional fees.

The year to date decrease in G&A was driven by lower headcount and lapping higher prior year severance expenses, offset by higher expenses related to our annual incentive compensation programs.

Operating Profit

The quarterly decrease in Operating Profit was driven by higher restaurant costs and higher G&A expenses partially offset by same-store sales growth and unit growth.

The year to date increase in Operating Profit was driven by same-store sales growth, unit growth and lower G&A expenses partially offset by higher restaurant costs.

Habit Burger Grill Division

The Habit Burger Grill Division has 303 units, the vast majority of which are in the U.S.  The Company owned 90% of the Habit Burger Grill units in the U.S. as of September 30, 2021.  During the quarter ended September 30, 2021, The Habit Burger Grill opened 8 gross new restaurants and reported same-store sales growth of 11%. Total revenues and Operating Profit were $133 million and $1 million, respectively, for the quarter ended September 30, 2021.

During the year to date ended September 30, 2021, The Habit Burger Grill opened 18 gross new restaurants and reported same-store sales growth of 18%. Total revenues and Operating Profit were $394 million and $6 million, respectively, for the year to date ended September 30, 2021.

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2021	2020	% B/(W)		2021	2020	% B/(W)
Corporate and unallocated G&A	$(70)	$(81)	13		$(183)	$(229)	20
Unallocated Company restaurant expenses	—	1	NM		—	—	NM
Unallocated Franchise and property expenses	—	—	(70)		—	(3)	118
Unallocated Refranchising gain (loss)	(1)	9	(108)		21	30	(30)
Unallocated Other income (expense)	(2)	(4)	NM		(5)	(153)	NM
Investment income (expense), net (See Note 9)	51	10	386		52	67	(22)
Other pension income (expense) (See Note 10)	(1)	(4)	74		(6)	(9)	34
Interest expense, net	(126)	(161)	23		(416)	(411)	(1)
Income tax benefit (provision) (See Note 7)	77	(33)	330		(22)	(96)	77
Effective tax rate (See Note 7)	(17.0)%	10.5%	27.5	ppts.	1.8%	14.4%	12.6	ppts.

Corporate and unallocated G&A

The quarterly decrease in Corporate and Unallocated G&A expense was driven by lapping higher prior year costs associated with a voluntary early retirement program offered to our U.S. based employees and a worldwide severance program (see Note 9) and lapping prior year higher charitable contributions, partially offset by higher current year expenses related to our annual incentive compensation programs and increased headcount supporting our technology initiatives.

The year to date decrease in Corporate and Unallocated G&A expense was driven by lapping higher prior year costs for charitable contributions including $50 million related to our “Unlocking Opportunity Initiative” (see Note 9), lapping prior year costs associated with a voluntary early retirement program offered to our U.S. based employees and a worldwide severance program (see Note 9) and lower professional fees including lapping prior year costs associated with the acquisition of Habit Burger Grill, offset by higher current year expenses related to our annual incentive compensation programs, higher share-based compensation expense and increased headcount supporting our technology initiatives.

Unallocated Other income (expense)

Unallocated Other income (expense) for the quarter and year to date ended September 30, 2020, includes charges of $5 million and $144 million, respectively, related to the impairment of Habit Burger Grill goodwill (see Note 2).

Interest expense, net

The quarterly decrease in Interest expense, net was primarily driven by lapping $34 million in expense representing a prior year call premium and unamortized debt issuance costs write-off associated with the prior year redemption of YUM Subsidiary Senior Unsecured Notes due in 2024.

The year to date increase in Interest expense, net was primarily driven by higher borrowings offset by a lower weighted-average interest rate.

Consolidated Cash Flows

Net cash provided by operating activities was $1,292 million in 2021 versus $853 million in 2020. The increase was largely driven by an increase in Operating profit before Special Items, the lapping of our $50 million contribution related to our “Unlocking Opportunity Initiative” and a decrease in income tax payments, partially offset by the timing of accounts receivable collections.

Net cash used in investing activities was $123 million in 2021 versus $269 million in 2020. The change was primarily driven by the lapping of our prior year acquisition of The Habit Restaurants, Inc., the current year sale of certain mutual fund investments and higher refranchising proceeds in the current year, partially offset by the lapping of prior year proceeds from the sale of our investment in Grubhub, Inc. common stock, the current year acquisition of Dragontail Systems Limited and higher current year capital spending.

Net cash used in financing activities was $881 million in 2021 versus net cash provided by financing activities of $24 million in 2020. The change was primarily driven by higher share repurchases.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated by operations, cash on hand and our Revolving Facility (as defined below). We have historically generated substantial cash flows from the operations of our Company-owned stores and from our extensive franchise operations, which require a limited YUM investment. Our annual operating cash flows have historically been in excess of $1 billion. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a meaningful dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement that was undrawn as of September 30, 2021. We believe that our existing cash from operations, cash on hand and availability under our Revolving Facility, will be sufficient to fund our operations, anticipated capital expenditures and debt repayment obligations over the next twelve months.

Debt Instruments

As of September 30, 2021, approximately 93%, including the impact of interest rate swaps, of our $11.3 billion of total debt outstanding, excluding finance leases, is fixed with an effective overall interest rate of approximately 4.2%. We are managing a capital structure which reflects consolidated leverage, net of available cash, in-line with our target of ~5.0x EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of September 30, 2021.

	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes	$9	$39	$39	$39	$39	$944	$872	$582	$564	$7	$681				$3,815
Credit Agreement	5	29	34	48	53	662	15	1,397							2,243
Subsidiary Senior Unsecured Notes							750								750
YUM Senior Unsecured Notes			325		600					$800	$1,050	$1,100	$325	$275	4,475
Total	$14	$68	$398	$87	$692	$1,606	$1,637	$1,979	$564	$807	$1,731	$1,100	$325	$275	$11,283

Securitization Notes include five series of senior secured notes issued by Taco Bell Funding, LLC (the “Issuer”) totaling $3.8 billion with fixed interest rates ranging from 1.946% to 4.970%.  The Securitization Notes are secured by substantially all of the assets of the Issuer and the Issuer’s special purpose, wholly-owned subsidiaries (collectively with the Issuer, the “Securitization Entities”), and include a lien on all existing and future U.S. Taco Bell franchise and license agreements and the royalties payable thereunder, existing and future U.S. Taco Bell intellectual property, certain transaction accounts and a pledge of the equity interests in asset-owning Securitization Entities.  The Securitization Notes contain cross-default provisions whereby the failure to pay principal on any outstanding Securitization Notes will constitute an event of default under any other Securitization Notes.

On August 19, 2021, the Issuer completed a refinancing transaction and issued $900 million of its Series 2021-1 1.946% Fixed Rate Senior Secured Notes, Class A-2-I (the “2021 Class A-2-I Notes”), $600 million of its Series 2021-1 2.294% Fixed Rate Senior Secured Notes, Class A-2-II (the “2021 Class A-2-II Notes”) and $750 million of its Series 2021-1 2.542% Fixed Rate Senior Secured Notes, Class A-2-III (the “2021 Class A-2-III Notes” and, together with the 2021 Class A-2- I Notes and the 2021 Class A-2-II Notes, the “2021 Class A-2 Notes”). The net proceeds from the issuance of the 2021 Class A-2 Notes were used to repay in full the 2016 Class A-2-II Notes of $480 million and 2018 Class A-2-I Notes of $804 million. The remaining net proceeds were distributed to Taco Bell Corp. to pay certain transaction-related expenses, for general corporate purposes and may also be used to return capital to shareholders of the Company. See Note 11 for details regarding our refinance of the Securitization Notes during the quarter ended September 30, 2021.

Credit Agreement includes senior secured credit facilities consisting of a $750 million Term Loan A facility (the “Term Loan A Facility”), a $1.5 billion Term Loan B facility (the “Term Loan B Facility”) and a $1.25 billion revolving facility (the “Revolving Facility”) issued by KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC (collectively, the “Borrowers”), each of which is a wholly-owned subsidiary of the Company. Our Revolving Facility was undrawn as of September 30, 2021. The interest rates applicable to the Term Loan A Facility and the Revolving Facility range from 0.75% to 1.50% plus LIBOR or from 0.00% to 0.50% plus the Base Rate, at the Borrowers’ election, based upon the total net leverage ratio of the Borrowers and the Specified Guarantors (as defined in the Credit Agreement). The interest rates applicable to the Term Loan B Facility are 1.75% plus LIBOR or 0.75% plus the Base Rate, at the Borrowers' election. Our Term Loan A Facility and Term Loan B Facility contain cross-default provisions whereby the failure to pay principal of or otherwise perform any agreement or condition under indebtedness of certain subsidiaries with a principal amount in excess of $100 million will constitute an event of default under the Credit Agreement. See Note 11 for details regarding our refinance of the Credit Agreement during the quarter ended March 31, 2021.

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

On April 23, 2021, the Borrowers issued a notice of redemption for June 1, 2021 for $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes for 2026 (the “2026 Notes”). The redemption amount was equal to 102.625% of the principal amount redeemed, reflecting a “call premium”. See Note 11.

YUM Senior Unsecured Notes include seven series of senior unsecured notes issued by Yum! Brands, Inc. totaling $4.5 billion with fixed interest rates ranging from 3.625% to 7.75%. Our YUM Senior Unsecured Notes contain cross-default provisions whereby the acceleration of the maturity of any of our indebtedness or the failure to pay principal of such indebtedness above certain thresholds will constitute an event of default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

On April 1, 2021, Yum! Brands, Inc. issued $1.1 billion aggregate principal amount of 4.625% YUM Senior Unsecured Notes due January 31, 2032 (the “2032 Notes”). We used the net proceeds from the 2032 Notes and cash on hand to fund the redemption of the 2026 Notes discussed above. See Note 11.

On June 30, 2021, YUM! Brands, Inc. issued a notice of redemption for August 2, 2021 for $350 million aggregate principal amount of 3.75% YUM Senior Unsecured Notes due November 1, 2021 (the “2021 Notes”). The redemption amount was equal to 100% of the $350 million aggregate principal amount redeemed, plus accrued interest to the date of redemption. See Note 11.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2021, to the disclosures made in Item 7A of the Company’s 2020 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2021.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (YUM) as of September 30, 2021, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and nine-month periods ended September 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 3, 2021

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2021, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
7/1/21-7/31/21	618	$118.20	618	$1,927

8/1/21-8/31/21	766	$133.17	766	$1,825

9/1/21-9/30/21	1,218	$127.56	1,218	$1,670
Total	2,602	$126.98	2,602	$1,670

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. All shares repurchased above were made pursuant to that authorization.

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

10.1
Amended and Restated Base Indenture, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A. as trustee and the Series 2021-1 securities intermediary, which is incorporated herein from Exhibit 10.1 to Form 8-K filed on August 25, 2021.

10.2
Series 2021-1 Supplement to Amended and Restated Base Indenture, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A. as trustee and Series 2021-1 securities intermediary, which is incorporated herein from Exhibit 10.2 to Form 8-K filed on August 25, 2021.

10.3
Amended and Restated Management Agreement, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC and Taco Bell Corp., as manager, and Citibank, N.A. as trustee, which is incorporated herein from Exhibit 10.3 to Form 8-K filed on August 25, 2021.

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

YUM! BRANDS, INC.
(Registrant)

Date:	November 3, 2021	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)