Form 10-K
period 2021-12-31
YUM BRANDS INC
filed 2022-02-23
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the fiscal year ended	December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2021, computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $34.0 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. The number of shares outstanding of the registrant’s Common Stock as of February 15, 2022, was 288,980,982 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 19, 2022, are incorporated by reference into Part III.

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

Overview of Business

YUM has over 53,000 restaurants in 157 countries and territories primarily operating under the four concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style food and pizza categories, respectively. The Habit Burger Grill, a concept we acquired in March 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2021, 98% of our Concepts' units are operated by independent franchisees or licensees under the terms of franchise or license agreements. The terms franchise or franchisee within this Form 10-K are meant to describe third parties that operate units under either franchise or license agreements.

The following is a summary of our Concepts’ operations and a brief description of each Concept as of and for the year ended December 31, 2021:

	Number of Units	% of Units International	Number of Countries and Territories	% Franchised	System Sales(a) (in Millions)
KFC Division	26,934	85%	149	99%	$31,365
Taco Bell Division	7,791	10%	32	94%	13,280
Pizza Hut Division	18,381	64%	111	99%	12,955
Habit Burger Grill Division	318	3%	3	13%	588
YUM	53,424	67%	157	98%	$58,188

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

Information about Operating Segments

As of December 31, 2021, YUM consists of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

Franchise Agreements

The franchise programs of the Company are designed to promote consistency and quality, and the Company is selective in granting franchises. The Company is focused on partnering with franchisees who have the commitment, capability and capitalization to grow our Concepts. Franchisees can range in size from individuals owning just one restaurant to large publicly-traded companies. The Company has franchise relationships that are particularly important to our business, such as our relationships with Yum China (defined below), and our strategic alliance with Food Delivery Brands Group, S.A. (previously named Telepizza Group S.A.), who is the master franchisee of Pizza Hut in Latin America (excluding Brazil) as well as portions of Europe and our relationships with certain other large franchisees.

The Company has successfully increased franchise restaurant ownership in recent years, and currently has approximately 1,500 franchisees with whom we have franchise contracts. The Company utilizes both store-level franchise and master franchise programs to grow our businesses. Of our over 52,000 franchised units at December 31, 2021, approximately 30% operate under our master franchise programs, including nearly 10,800 units in mainland China. The remainder of our franchise units operate under store-level franchise agreements. Under both types of franchise programs, franchisees supply capital by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business. In certain historical refranchising transactions the Company may have retained ownership of land and building and continues to lease them to the franchisee. Store-level franchise agreements typically require payment to the Company of certain upfront fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise agreement and fees paid in the event the franchise agreement is transferred to another franchisee. Franchisees also pay monthly continuing fees based on a percentage of their restaurants’ sales (typically between 4% to 6%) and are required to spend a certain amount to advertise and promote the brand. Under master franchise arrangements, the Company enters into agreements that allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories. Master franchisees are typically responsible for overseeing development within their territories and performing certain other administrative duties with regard to the oversight of sub-franchisees. In exchange, master franchisees retain a certain percentage of fees payable by the sub-franchisees under their franchise agreements and typically pay lower fees for the restaurants they operate.

On October 31, 2016, we completed the spin-off of our China business into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). As our largest master franchisee, Yum China, pays the Company a continuing fee of 3% on system sales of our Concepts in mainland China. The use by Yum China of certain of our material trademarks and service marks is governed by a master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited (“YCCL”), a wholly-owned indirect subsidiary of Yum China, and YUM, through YRI China Franchising LLC, a subsidiary of YUM.

The Company seeks to maintain strong and open relationships with our franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on key aspects of the business, including products, equipment, operational improvements and standards.

Restaurant Operations

Through its Concepts, YUM develops, operates and franchises a worldwide system of both traditional and non-traditional Quick Service Restaurants (“QSR”). Traditional units can feature dine-in, carryout, drive-thru and delivery services. Non-traditional units include express units that have a more limited menu, usually generate lower sales volumes and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient.

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

Our restaurant operations and results were significantly impacted by a novel strain of coronavirus, COVID-19, beginning in 2020 and continuing into 2021. As COVID-19 spread throughout the U.S. and the rest of the world, governmental authorities implemented measures to reduce the spread of COVID-19. These measures include restrictions on travel outside the home and have other limitations on business and other activities as well as encouraging social distancing. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. We and our franchisees have also experienced interruptions of food and other supplies as well as labor shortages that have impacted restaurant operations.

The impact on our sales in each of our markets has been dependent on the timing, severity and duration of the outbreak, measures implemented by government authorities to reduce the spread of COVID-19, as well as our reliance on dine-in sales in the market. In response, we accelerated our deployment of digital and technology initiatives to enhance the customer experience and our off-premise capabilities. This included increasing our focus on driving digital sales where customers utilize ordering interaction that is primarily facilitated by automated technology. For our restaurants that prominently feature drive-thru, carryout and delivery options, COVID-19 has in many cases contributed to an increase in sales during 2020 and 2021. In 2021, our system restaurants generated digital sales of $22 billion, which represented an approximate 25% increase over 2020. Additionally, the number of restaurants that now offer delivery increased to over 45,000 restaurants, which represents over 85% of our global system, more than a 25% increase over 2020.

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

In the U.S., the Company, along with the representatives of the Company’s KFC, Taco Bell and Pizza Hut franchisee groups, are members of Restaurant Supply Chain Solutions, LLC (“RSCS”), a third party which is responsible for purchasing certain restaurant products and equipment.  Additionally, The Habit Burger Grill entered into a purchasing agreement with RSCS effective July 31, 2020. The core mission of RSCS is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment.  This arrangement combines the purchasing power of the Company-owned and franchisee restaurants, which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function.  The Company also believes that RSCS fosters closer alignment of interests and a stronger relationship with our franchisee community.

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

Trademarks and Patents

The Company and its Concepts own numerous registered trademarks and service marks.  The Company believes that many of these marks, including our Kentucky Fried Chicken®, KFC®, Taco Bell®, Pizza Hut® and The Habit® marks, have significant value and material importance to our business.  The Company’s policy is to pursue registration of important marks whenever feasible and to oppose vigorously any infringement of our marks.

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

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations.  During 2021, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Human Capital Management

Overview

As of December 31, 2021, the Company and its subsidiaries employed approximately 36,000 persons, including approximately 23,000 employees in the U.S. and approximately 13,000 employees outside the U.S. Approximately 90% and 85% of our U.S. and international employees, respectively, work in restaurants while the remainder work in our restaurant-support centers. In the U.S., approximately 90% of our Company-owned restaurant employees are part-time and approximately 50% have been employed by the Company for less than a year. Some of our International employees are subject to labor council relationships whose terms vary due to the diverse countries in which the Company operates.

In addition to the persons employed by the Company and its subsidiaries, our approximately 52,000 franchise restaurants around the world are responsible for the employment of over an estimated 1 million people who work in and support those restaurants. Each year YUM and our franchisees around the world create thousands of restaurant jobs, which are part-time, entry-level opportunities to grow careers at our KFC, Taco Bell, Pizza Hut and The Habit Burger Grill brands. As evidence of the opportunities these positions create, approximately 80% of our Company-owned Restaurant General Managers (“RGMs”) located in the U.S. have been promoted from other positions in our restaurants and such RGMs often earn competitive pay greater than the average American household income.

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

Culture & Talent

We believe that our culture and talent provide us with a competitive advantage with respect to the performance of our business. Our areas of focus in this regard include the following:

•Measuring YUM employee engagement regularly. For example, every other year we conduct a global employee engagement survey of all employees working in our restaurant support centers. The most recent survey conducted was in 2021 and reflected an engagement level among our employees significantly exceeding the average engagement levels of benchmarked companies.

•Providing YUM employees with training and development that builds world-class leaders and drives business results. We promote these efforts through initiatives such as our leadership development program (Heartstyles), our unconscious bias program (Inclusive Leadership) and training programs with respect to our compliance polices, including our Code of Conduct. Our Heartstyles program is also available to our franchisees so that their employees may benefit as well.

•Enabling a culture that fuels results and cross-brand collaboration on operational execution, people capability and customer experience initiatives throughout our system.

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

•Significantly increasing the number of women in our senior leadership globally, with a goal of achieving gender parity by 2030. In 2020, approximately 45% of our global leadership roles were held by women and approximately 55% of our global above-restaurant workforce were women.

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

Risks Related to COVID-19, Food Safety and Catastrophic Events

The novel coronavirus (COVID-19) global pandemic has had, and may continue to have, an adverse effect on our business and results of operations.

Developments related to COVID-19, which was declared a global pandemic by the World Health Organization in March 2020, have adversely impacted, and may continue to adversely impact our business and results of operations. The impacts of COVID-19 have included the loss of revenues due to store closures, reduced store-level operations, full or partial dining room closures and other restrictions on our business and operations. During 2021, the overall adverse impact of COVID-19 on our operations was less significant than in 2020, but we continued to see negative impacts as of the end of 2021 due to COVID-19 outbreaks and resulting government restrictions limiting mobility in certain parts of the world, primarily in Asia.

Conversely, for our restaurants that prominently feature drive-thru, carryout and delivery options, the pandemic has in many cases contributed to an increase in sales since the onset of the pandemic. If the impact of the pandemic continues to recede and the restaurant industry in general returns to more normal operations, the benefits to sales experienced by certain of our restaurants, including our Pizza Hut delivery restaurants, could wane and our results could be negatively impacted.

We and our franchisees have made operational changes intended to safeguard employees and customers in response to COVID-19, which have included increased cleaning and sanitization, installation of counter screens and the purchase of personal protective equipment. These operational changes have increased and may continue to increase restaurant operating costs and impact restaurant-level margins and return on invested capital. Our and our franchisees’ restaurants have also experienced, and may continue to experience, interruptions of food and other supplies as well as labor shortages. In addition, the COVID-19 pandemic has required and may continue to require us to implement certain precautionary measures, such as in relation to vaccinations, testing and face coverings, which could adversely impact our operations, employee retention and satisfaction, and the willingness of customers to visit our restaurants.

Our success is heavily reliant on our Concepts’ franchisees, and the COVID-19 pandemic has caused and may continue to cause financial distress for certain franchisees, particularly those located in areas most significantly impacted by the COVID-19 pandemic. As a result of this distress, certain of our franchisees have been unable to, or in the future may be unable to, meet their financial obligations to us as they come due, including the payment of royalties, rent, or other amounts due to the Company. Additionally, certain of our franchisees have been unable to, or in the future may be unable to make payments to landlords, distributors and key suppliers, as well as payments to service any debt they may have outstanding. Franchisee financial distress has also led to, and may continue to lead to, permanent store closures and delayed or reduced new franchisee development, which may further harm our results and liquidity.

We are unable to fully predict the impact that COVID-19 will have on our and our franchisees’ operations going forward due to various uncertainties, including the severity and duration of the pandemic, the timing, availability acceptance and effectiveness of medical treatments and vaccines, the spread of potentially more contagious and/or virulent forms of COVID-19, including variants that may be more resistant to currently available vaccines and treatments, the extent to which COVID-19 may cause customers to continue to be reluctant to return to in-restaurant dining or otherwise change their consumption patterns (including after the COVID-19 pandemic has ended), actions that may be taken by governmental authorities, and the extent to which ongoing governmental restrictions in certain regions will be lifted, and the ongoing impact of the pandemic on economic conditions in the U.S. and globally. Moreover, if conditions related to the COVID-19 pandemic result in significant disruptions to capital and financial markets, or negatively impact our credit ratings, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity and capital structure could be adversely impacted.

Food safety and food- or beverage-borne illness concerns may have an adverse effect on our business.

Food-borne illnesses, such as E. coli, Listeria, Salmonella, Cyclospora and Trichinosis, and food safety issues, such as food tampering, contamination (including with respect to allergens) and adulteration or food- or beverage-borne illness, occur or may occur within our system from time to time. Furthermore, due to the COVID-19 pandemic, there are now stricter health regulations and guidelines and increased public concern over food safety standards and controls. Any report or publicity linking us or one of our Concepts’ restaurants, or linking our competitors or the retail food industry generally, to instances of food- or beverage-borne illness or food safety issues, could adversely affect us and possibly lead to product liability claims, litigation, governmental investigations or actions, and damages. Moreover, the reliance of our Concepts’ restaurants on third-party food suppliers and distributors and increasing reliance on food delivery aggregators increases the risk that food- or beverage-borne illness incidents and food safety issues could be caused by factors outside of our direct control. If a customer of one of our Concepts’ restaurants becomes ill from food or beverage-borne illnesses or as a result of food safety issues, restaurants in our system may be temporarily closed, which could disrupt our operations and materially and adversely affect our business. In addition, instances or allegations of food or beverage-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of competitors, or our suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect either our or our Concepts’ franchisees’ revenues and profits. The occurrence of food or beverage-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Our business may be adversely affected by catastrophic or unforeseen events, such as future health epidemics or pandemics, natural disasters, and events that lead to avoidance of public places or restrictions on public gatherings.

Our business could be materially and adversely impacted by various future occurrences (which may be beyond our control), including future health epidemics or pandemics, natural disasters, geopolitical events, terrorism, political, financial or social instability, boycotts, social or civil unrest, workplace violence, or other events that lead to avoidance of public places or restrictions on public gatherings such as in our and our Concepts' restaurants. For example, the outbreak of a widespread future health epidemic or pandemic, including an outbreak arising from various strains of avian flu or swine flu, such as H1N1, particularly if located in regions from which we derive a significant amount of revenue or profit could materially and adversely affect our business.

In addition, our operations could be disrupted if any of our employees or employees of our business partners were suspected of having the avian flu or swine flu, or other illnesses such as hepatitis A or norovirus, since this could require us or our business partners to quarantine some or all of such employees or disinfect our restaurant facilities. Prior outbreaks of avian flu have resulted in confirmed human cases and it is possible that outbreaks could reach pandemic levels. Public concern over avian flu generally may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products, which would adversely affect us as the result of the fact that poultry is a menu offering for our Concepts’ restaurants. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact profit margins and revenues for us and our Concepts’ franchisees.

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

Risks Related to our Business Strategy and reliance upon Franchisees

Our operating results and growth strategies are closely tied to the success of our Concepts’ franchisees.

The vast majority (98%) of our restaurants are operated by our Concepts’ franchisees. Our refranchising efforts have increased our dependence on the financial success and cooperation of our Concepts’ franchisees. In addition, our long-term growth depends on maintaining the pace of our net system unit growth rate through our Concepts’ franchisees. We also rely on master franchisees, who have rights to license to sub-franchisees the right to develop and operate restaurants, to achieve our expectations for new unit development. If our Concepts’ franchisees and master franchisees do not meet our expectations for new unit development, we may not achieve our desired growth.

We have limited control over how our Concepts’ franchisees’ businesses are run, and their inability to operate successfully could adversely affect our operating results through decreased fees paid to us for royalties, advertising funds contributions, and other discrete services we may provide to our Concept’s franchisees (e.g. management of e-commerce platforms). Our control is further limited in markets where we utilize master franchise arrangements, which require us to rely on our master franchisees to monitor and enforce sub-franchisee compliance with our operating standards. If our Concepts’ franchisees fail to adequately capitalize their businesses or incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy, or the inability to meet development targets or obligations. If a significant franchisee of one of our Concepts becomes, or a significant number of our Concepts’ franchisees in the aggregate become, financially distressed (which has occurred with certain of our franchisees as the result of the COVID-19 pandemic), our operating results could be impacted through reduced or delayed fee payments that cause us to record bad debt expense, reduced advertising fund contributions, and reduced new unit development.

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

Our success also depends on the willingness and ability of our Concepts’ franchisees to implement marketing programs and major initiatives such as restaurant remodels or equipment or technology upgrades, which may require financial investment by such franchisees. Our Concepts may be unable to successfully implement strategies that we believe are necessary for further growth if their franchisees do not participate, which in turn may harm the growth prospects and financial condition of the Company.

Additionally, the failure of our Concepts’ franchisees to focus on key elements of restaurant operations, such as compliance with our operating standards addressing quality, service and cleanliness (even if such failures do not rise to the level of breaching the related franchise documents), may be attributed by guests to our Concepts’ entire brand and could have a negative impact on our business. Moreover, franchisee noncompliance with the terms and conditions of our franchise agreements may reduce the overall goodwill of our Concepts’ brands, whether through the failure to meet health and safety standards (including with respect to additional sanitation protocols and guidelines in connection with the COVID-19 pandemic), engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices.

We have franchise relationships that are particularly important to our business, such as our relationship with Yum China. In connection with the spin-off of our China business in 2016 into an independent publicly-traded company (the “Separation” or “Yum China spin-off”), we entered into a Master License Agreement pursuant to which Yum China is the exclusive licensee of the KFC, Taco Bell and Pizza Hut Concepts and their related marks and other intellectual property rights for restaurant services in mainland China. Following the Separation, Yum China became, and continues to be, our largest franchisee. Our financial results are significantly affected by Yum China’s results as we are entitled to receive a 3% sales-based royalty on all Yum China system sales related to these Concepts.

In addition to Yum China, we have other significant franchise relationships on which our success is dependent, including our strategic alliance with Food Delivery Brands Group, S.A. (previously named Telepizza Group S.A. (“Telepizza”)), which is the master franchisee of Pizza Hut in Latin America (excluding Brazil) and portions of Europe, and our relationship with certain other large franchisees. Any failure to realize the expected benefits of such franchise relationships may adversely impact our business and operating results.

We may not achieve our target development goals, including as the result of the COVID-19 pandemic, and new restaurants may not be profitable.

Our growth strategy depends on our and our Concepts’ franchisees’ ability to increase the number of restaurants around the world. The successful development of new units depends in large part on the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants profitably. Effectively managing growth can be challenging, particularly as we expand into new markets internationally, and we cannot guarantee that we, or our Concepts’ franchisees, including Yum China, will be able to achieve our expansion goals or that new restaurants will be operated profitably, consistent with results of existing restaurants or consistent with our or our franchisees’ expectations. Other risks that could impact our ability to increase the number of our restaurants include prevailing economic conditions and trade or economic policies or sanctions, our ability to attract new franchisees, construction and development costs of new restaurants, and our, or our Concepts’ franchisees’, ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, access capital on favorable terms, obtain required permits and approvals in a timely manner, hire and train qualified management teams and restaurant crews, and meet construction schedules.

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

From time to time we evaluate and may complete mergers, acquisitions, divestitures, joint ventures, strategic partnerships, minority investments (which may include minority investments in third parties, such as franchisees or master franchisees) and other strategic transactions, including our acquisition of Dragontail Systems Limited completed in September 2021, and our acquisition of The Habit Restaurants, Inc. completed in March 2020.

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

Past and potential future strategic transactions may not ultimately create value for us and may harm our reputation and materially adversely affect our business, financial condition and results of operations. In addition, we account for certain investments, including our investment in Devyani International Limited (“Devyani”), on a mark-to-market basis and, as a result, changes in the fair value of these investments impact our reported results. Changes in market prices for equity securities are unpredictable, and our investment in Devyani has caused, and could continue to cause, fluctuations in our results of operations.

Risks Related to Operating a Global Business

We have significant exposure to the Chinese market through our largest franchisee, Yum China, which subjects us to risks that could negatively affect our business.

A significant portion of our total business, particularly with respect to our KFC Concept, is conducted in mainland China through our largest franchisee, Yum China. Yum China’s business is exposed to risks in mainland China, which include, among others, potential political, financial and social instability, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), consumer preferences, the regulatory environment (including uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations), food safety related matters (including compliance with food safety regulations and ability to ensure product quality and safety), and the effect of the COVID-19 pandemic and related restrictions in China. Any significant or prolonged deterioration in U.S.–China relations, including as the result of current U.S.–China tensions, could adversely affect our Concepts in mainland China. Chinese law regulates Yum China’s business conducted within mainland China. Our royalty income from the Yum China business is therefore subject to numerous uncertainties based on Chinese laws, regulations and policies, as they may change from time to time. If Yum China’s business is harmed or development of our Concepts’ restaurants is slowed in mainland China due to any of these factors, it could negatively impact the royalty paid by Yum China to us, which would negatively impact our financial results or our growth prospects.

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

A significant portion of our Concepts’ restaurants are operated in countries and territories outside of the U.S., including in emerging markets, and we intend to continue expansion of our international operations. As a result, our business and the businesses of our Concepts’ franchisees are increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, military conflicts and terrorism, as well as changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment (including the risks of operating in developing or emerging markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), income and non-income based tax rates and laws. Additional risks include the impact of import restrictions or controls, sanctions, foreign exchange control regimes (including restrictions on currency conversion), health guidelines and safety protocols related to the COVID-19 pandemic, labor costs and conditions, compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices, consumer preferences and the laws and policies that govern foreign investment in countries where our Concepts’ restaurants are operated. For example, we have been subject to a regulatory enforcement action in India alleging violation of foreign exchange laws for failure to satisfy conditions of certain operating approvals, such as minimum investment and store build requirements as well as limitations on the remittance of fees outside of the country (see Note 20). In addition, escalating tensions between Russia and Ukraine and any potential military incursion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our Concepts’ restaurants located in Russia and Eastern Europe, including to the extent that any such sanctions restrict our ability in this region to conduct business with certain suppliers or vendors, and/or to utilize the banking system and repatriate cash. We and our franchisees do business in jurisdictions that may be subject to trade or economic sanction regimes and such sanctions could be expanded. Any failure to comply with such sanction regimes or other similar laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of business licenses, or a cessation of operations at our or our franchisees’ businesses, as well as damage to our and our Concepts’ brands’ images and reputations.

Foreign currency risks and foreign exchange controls could adversely affect our financial results.

Our results of operations and the value of our foreign assets are affected by fluctuations in currency exchange rates, which may adversely affect reported earnings. More specifically, an increase in the value of the U.S. dollar, relative to other currencies, such as the Chinese Renminbi (“RMB”), Australian Dollar, the British Pound and the Euro, as well as currencies in certain other markets, such as the Malaysian Ringgit and Russian Ruble, could have an adverse effect on our reported earnings. Any significant fluctuation in the value of currencies of countries in which we or our franchisees operate, and in particular RMB in China, could materially impact the U.S. dollar value of royalty payments made to us, which could result in lower revenues. In addition, fluctuations in the value of currencies in which we or our franchisees operate could lead to increased costs and lower profitability to us or our franchisees and/or cause us or our franchisees to increase prices to customers, which could negatively impact sales in these markets and harm our financial condition and operating results. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows. In addition, the governments in certain countries where our Concepts operate, including China, restrict the conversion of local currency into foreign currencies and, in certain cases, the remittance of currency out of the country. Restrictions on the conversion of RMB to U.S. dollars or further restrictions on the remittance of currency out of China could result in delays in the remittance of Yum China’s royalty, which could impact our liquidity.

Risks Related to Technology, Data Privacy and Intellectual Property

Any cybersecurity incident, including the failure to protect the integrity and security of personal information of our customers and employees, or the introduction of malware or ransomware, could materially affect our business and result in substantial costs, litigation, reputational harm and a loss of consumer confidence.

We receive and maintain certain personal, financial and other information about our customers, employees, vendors and franchisees. In addition, our vendors and/or franchisees receive and maintain certain personal, financial and other information about our vendors, employees and customers. The use and handling, including security, of this information is regulated by evolving and increasingly demanding laws and regulations in various jurisdictions, as well as by certain third-party contracts and industry standards.

We have experienced cyber-attacks and security breaches from time to time. The number and frequency of these cyber-attacks and/or security breaches varies but could be exacerbated by an increase in the use of our digital commerce platforms. Furthermore, the significant increase in remote working as the result of the COVID-19 pandemic, which may continue following the pandemic, could increase the risks of cyber incidents and the improper dissemination of personal or confidential information. If our security and information systems or those of businesses with which we interact are compromised as a result of data corruption or loss, a cyber-attack or a network security incident, or if our employees, franchisees or vendors fail to comply with applicable laws and regulations or fail to meet industry standards and this information is obtained by unauthorized persons or used inappropriately, it could result in liabilities and penalties, damage our brands and reputation, cause interruption of normal business performance, cause us to incur substantial costs, result in a loss of consumer confidence and sales and disrupt our supply chain, business and plans. Additionally, such events could result in the release to the public of confidential information about our operations and could subject us to litigation and government enforcement actions, the losses associated with which may not be covered by insurance. Moreover, any significant cybersecurity events could require us to devote significant management resources to address the problems created by such events, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information technology systems.

Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment transactions, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry, not by us. If we or our franchisees fail to adequately control fraudulent credit card and debit card transactions or to comply with the Payment Card Industry Data Security Standards, we or our franchisees may face civil liability, diminished public perception of our security measures, fines and assessments from the card brands, and significantly higher credit card and debit card related costs, any of which could adversely affect our business, financial condition and results of operations.

The failure to maintain satisfactory compliance with data privacy and data protection legal requirements may adversely affect our business and subject us to penalties.

Data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries where we, our Concepts and our Concepts’ franchisees do business. For example, we are subject to numerous global laws including the General Data Protection Regulation (“GDPR”) applicable to the processing of personal data in the European Union, which was adopted by the European Union effective May 2018 and requires companies to meet new requirements regarding the handling of personal data and is subject to changing requirements, each of which could increase Company and franchisee resources necessary to comply. In addition, the State of California enacted the California Consumer

Privacy Act (the “CCPA”), which became effective January 2020, requiring companies that process information on California residents to, among other things, provide new disclosures and options to consumers about data collection, use and sharing practices. Further, the CCPA has been subject to revision and amendments, including significant modifications made by the California Privacy Rights Act (“CPRA”), under which the majority of requirements will take effect January 1, 2023. The updates and modifications to the CCPA, as well as requirements under the GDPR, and other newly enacted and evolving legal requirements, may require us and our franchisees to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Moreover, each of the GDPR and the CCPA confer a private right-of-action to certain individuals and associations, and the CPRA will fund the creation of a regulatory body enforcing its provisions.

In addition, several other states have introduced data privacy legislation which may impose varying standards and requirements on our data collection, use and processing activities. The Federal Trade Commission and many state attorneys general are also interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data. The Federal Trade Commission will also pursue privacy as a dedicated enforcement priority, with specialized attorneys seeking violation of US privacy laws including unfair or deceptive practices relating to privacy policies, consumer data collection and processing consent, and digital advertising practices. Furthermore, various other international jurisdictions, where our Concepts have operations, have significantly strengthened their data privacy laws, rules and regulations. New cross-border data transfer requirements will require us to incur costs and expenses in order to comply and may impact the transfer of personal data throughout our organization and to third parties.

The increasingly restrictive and evolving regulatory environment at the international, federal and state level related to data privacy and data protection may require significant effort and cost, require changes to our business practices and impact our ability to obtain and use data used to provide a personalized experience for customers of our Concepts’ restaurants. In addition, failure to comply with applicable requirements may subject us and our franchisees to fines, sanctions, governmental investigation, lawsuits and other potential liability, as well as reputational harm.

Unreliable or inefficient restaurant or consumer-facing technology or the failure to successfully implement technology initiatives in the future could adversely impact operating results and the overall consumer experience.

We and our Concepts’ franchisees rely heavily on information technology systems in the conduct of our business, some of which are managed, hosted, provided and/or used by third parties, including, for example, point-of-sale processing in our restaurants, management of our supply chain, and various other processes and procedures. These systems are subject to damage, interruption or failure due to theft, fire, power outages, telecommunications failure, computer viruses, security breaches, malicious cyber-attacks including the introduction of malware or ransomware or other disruptive behavior by hackers, or other catastrophic events. Certain technology systems may also be unreliable or inefficient, and technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems’ operations. If our or our Concepts’ franchisees’ information technology systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, customer or employee dissatisfaction, or negative publicity that could adversely impact our reputation, results of operations and financial condition.

We and our Concepts’ franchisees rely on technology not only to efficiently operate our restaurants but also to drive the customer experience, sales growth and margin improvement. Our continued growth will be dependent on our initiatives to implement proprietary and third-party technology solutions and gather and leverage data to enhance restaurant operations and improve the customer experience. It may be difficult to recruit and retain qualified individuals for these efforts due to intense competition for qualified technology systems’ developers necessary to innovate, develop and implement new technologies for our growth initiatives, including increasing our digital relationship with customers. Our strategic digital and technology initiatives may not be implemented in a timely manner or may not achieve the desired results. Even if we effectively implement and manage our technology initiatives, there is no guarantee that this will result in sales growth or margin improvement. Additionally, developing and implementing the evolving technology demands of the consumer may place a significant financial burden on us and our Concepts’ franchisees, and our Concepts' franchisees may have differing views on investment priorities. Moreover, our failure to adequately invest in new technology or adapt to technological advancements and industry trends, particularly with respect to digital commerce capabilities, could result in a loss of customers and related market share. If our Concepts’ digital commerce platforms do not meet customers’ expectations in terms of security, speed, attractiveness or ease of use, customers may be less inclined to return to such digital commerce platforms, which could negatively impact our business.

We cannot predict the impact that alternative methods of delivery, including autonomous vehicle delivery, or changes in consumer behavior facilitated by these alternative methods of delivery will have on our business. Advances in alternative methods of delivery, including advances in digital ordering technology, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business and market position.

Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business.

There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales.

Customers are increasingly using e-commerce websites and apps, both domestically and internationally, such as kfc.com, tacobell.com, pizzahut.com, habitburger.com, KFC, Taco Bell, Pizza Hut and The Habit Burger Grill apps, and apps owned by third-party delivery aggregators and third-party mobile payment processors, to order and pay for our Concepts’ products. Moreover, the COVID-19 pandemic has resulted in an increase in the use of store-level or third-party delivery services by our Concepts. Many restaurants in each of our Concepts now offer consumers the ability to have the Concept’s food delivered through third-party delivery services. As a result, our Concepts and our Concepts’ franchisees are increasingly reliant on digital ordering and payment as a sales channel and our business could be negatively impacted if we are unable to successfully implement, execute or maintain our consumer-facing digital initiatives, such as curbside pick-up and mobile carryout. If the third-party aggregators that we utilize for delivery, including marketplace and delivery as a service, cease or curtail their operations, fail to maintain sufficient labor force to satisfy demand, materially change fees, access or visibility to our products or give greater priority or promotions on their platforms to our competitors, our business may be negatively impacted. These digital ordering and payment platforms also could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage, inclement weather or natural disasters. The digital ordering platforms relied upon by our Concepts have experienced interruptions and could experience further interruptions, which could limit or delay customers’ ability to order through such platforms or make customers less inclined to return to such platforms. The rapid acceleration in growth of digital sales has placed additional stress on those platforms that are more reliant upon legacy technology, such as certain platforms used by Pizza Hut, which may result in more frequent and potentially more severe interruptions. Moreover, our reliance on multiple digital commerce platforms to support our global footprint, multiple Concepts and highly franchised business model could increase our vulnerability to cyber-attacks and/or security breaches and could necessitate additional expenditures as we endeavor to consolidate and standardize such platforms.

Yum China, our largest franchisee, utilizes third-party mobile payment apps such as Alipay and WeChat Pay as a means through which to generate sales and process payments. Should customers become unable to access mobile payment apps in China, should the relationship between Yum China and one or more third-party mobile payment processors become interrupted, or should Yum China’s ability to use WeChat Pay, Alipay or other third-party mobile payment apps in its operations be restricted, its business could be materially and adversely affected, which could have a negative impact on the royalty paid to us.

Our inability or failure to recognize, respond to and effectively manage the increased impact of social media could adversely impact our business.

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

In addition, social media is frequently used by our Concepts to communicate with their respective customers and the public in general. Failure by our Concepts to use social media effectively or appropriately, particularly as compared to our Concepts’ respective competitors, could lead to a decline in brand value, customer visits and revenue. Social media is also increasingly used to compel companies to express public positions on issues and topics not directly related to their core business, which could prove controversial or divisive to consumers and result in lost sales or a misallocation of resources. In addition, laws and regulations, including Federal Trade Commission enforcement, are rapidly evolving to govern social media platforms and communications. A failure of us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of social media could adversely impact our Concepts’ brands, our reputation and our business, or subject us or our franchisees to fines or other penalties. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our Concepts’ brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Failure to protect our trademarks or other intellectual property could harm our Concepts’ brands and overall business.

We regard our registered trademarks (e.g., Yum®, KFC®, Taco Bell®, Pizza Hut® and The Habit®) and unregistered trademarks, and other trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. Our trademarks, many of which are registered in the U.S. and foreign jurisdictions, create brand awareness and help build goodwill among our customers.

We rely on a combination of legal protections provided by trademark registrations, contracts, copyrights, patents and common law rights, such as unfair competition, passing off and trade secret laws to protect our intellectual property from potential infringement. However, from time to time we become aware of other persons or companies using names and marks that are identical or confusingly similar to our brands’ names and marks. Although our policy is to oppose infringements and other unauthorized uses of marks similar or identical to our brands’ marks, certain or unknown unauthorized uses or other misappropriation of our trademarks could diminish the value of our Concepts’ brands and adversely affect our business and goodwill.

In addition, effective intellectual property protection may not be available in every country in which our Concepts have, or may in the future open or franchise, a restaurant and the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. There can be no assurance that the steps we have taken to protect our intellectual property or the legal protections that may be available will be adequate or that our franchisees will maintain the quality of the goods and services offered under our brands’ trademarks or always act in accordance with guidelines we set for maintaining our brands' intellectual property rights and defending or enforcing our trademarks and other intellectual property could result in the expenditure of significant resources or result in significant harm to our business, reputation, financial condition and results of operations.

Our brands may also be targets of infringement claims that could interfere with the use of certain names or trademarks and/or the proprietary know-how, recipes, or trade secrets used in our business. Defending against such claims is costly, and as a result of defending such claims, we may be prohibited from using such proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, reputation, financial condition, and results of operations.

Risks Related to Our Supply Chain and Employment

Shortages or interruptions in the availability and delivery of food, equipment and other supplies may increase costs or reduce revenues.

The products sold or used by our Concepts and their franchisees are sourced from a wide variety of domestic and international suppliers although certain products and equipment have limited suppliers, which increases our reliance on those suppliers. We, along with our Concepts’ franchisees, are also dependent upon third parties to make frequent deliveries of food products, equipment and supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food items, equipment and other supplies to our Concepts’ restaurants have happened from time to time and could reduce sales, harm our Concepts’ reputations and delay the planned openings of new restaurants by us and our Concepts’ franchisees. We are experiencing and have experienced certain supply chain disruptions resulting from, among other things, capacity, transportation, staffing, operational and COVID-19 related challenges, which have and may continue to adversely affect our business and results of operations. Future shortages or disruptions could be caused by the factors noted above as well as factors such as natural disasters, health epidemics and pandemics (including the COVID-19 pandemic), social unrest, the impacts of climate change, inaccurate forecasting of customer demand, problems in production or distribution, restrictions on imports or exports including due to trade disputes or restrictions, the inability of vendors to obtain credit, political instability in the countries in which the suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards or requirements, transitioning to new suppliers or distributors, product quality issues or recalls, inflation, food safety warnings or advisories, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms.

In addition, in the U.S., the Company and the Company’s KFC, Taco Bell and Pizza Hut franchisee groups are members of Restaurant Supply Chain Solutions, LLC (“RSCS”), which is a third party responsible for purchasing certain restaurant products and equipment. The Habit Burger Grill entered into a purchasing agreement with RSCS in 2020. McLane Foodservice, Inc. (“McLane”) serves as the largest distributor for the Company’s KFC, Taco Bell and Pizza Hut Concepts in the U.S. Any

failure or inability of our significant suppliers or distributors, including RSCS or McLane to meet their respective service requirements, could result in shortages or interruptions in the availability of food and other supplies.

The loss of key personnel, labor shortages or difficulty finding qualified employees could slow our growth, harm our business and reduce our profitability.

Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business.

In addition, our restaurant operations are highly service-oriented and our success depends in part upon our and our Concepts’ franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. The market for qualified employees in the retail food industry is very competitive. Our and our Concepts’ franchisees are experiencing and may continue to experience a shortage of labor for positions in our restaurants, including due to the current competitive labor market and concerns around COVID-19.

Inability to recruit and retain a sufficient number of qualified individuals may result in reduced operating hours or service levels, delay our planned use, development or deployment of technology or impact the planned openings of new restaurants by us and our Concepts’ franchisees which could have a material adverse impact on the operation of our Concepts’ existing restaurants. In addition, strikes, work slowdown or other labor unrest may become more common. In the event of a strike, work slowdown or other labor unrest, the ability to adequately staff our Concepts’ restaurants could be impaired, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

Changes in labor and other operating costs could adversely affect our and our franchisees’ results of operations.

An increase in the costs of employee wages, benefits and insurance (including workers’ compensation, general liability, property and health) as well as other operating costs such as rent and energy costs could adversely affect our and our franchisees’ operating results. In particular, labor shortages and the current competitive labor market have increased competition for qualified employees, which has compelled, and may continue to compel, us and our franchisees, to pay higher wages to attract or retain qualified employees (including franchisee management, restaurant managers and other crew members). Such increases in costs may result from general economic or competitive conditions or from government imposition of higher minimum wages at the federal, state or local level, including in connection with the increases in state minimum wages that have recently been enacted by various states and (if ultimately enacted) the potential increase in the federal minimum wage in the U.S. proposed by the current presidential administration. Moreover, there may be a long-term trend toward higher wages in developing markets. Any increase in such operating expenses could adversely affect our and our Concepts’ franchisees’ profit margins.

An increase in food prices may have an adverse impact on our and our Concepts’ franchisees’ profit margins.

Our and our Concepts’ franchisees’ businesses depend on reliable sources of large quantities of raw materials such as proteins (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Raw materials purchased for use in our Concepts’ restaurants are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as weather and climate conditions, energy costs or natural events or disasters that affect expected harvests of such raw materials, taxes and tariffs (including as a result of trade disputes), industry demand, inflationary conditions, labor shortages, transportation issues, fuel costs, food safety concerns, product recalls, governmental regulation and other factors, all of which are beyond our control and in many instances are unpredictable. We have recently experienced and may continue to experience, an increase in the price of various raw materials purchased by us as well as increased volatility in such prices, which have and may continue to adversely affect our results of operations. We cannot assure that we or our Concepts’ franchisees will continue to be able to purchase raw materials at reasonable prices, or that the cost of raw materials will remain stable in the future. In addition, a significant increase in gasoline prices could result in the imposition of fuel surcharges by our distributors.

Because we and our Concepts’ franchisees provide competitively priced food, we may not have the ability to pass through to our customers the full amount of any commodity price increases. If we and our Concepts’ franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, our and our franchisees’ profit margins and return on invested capital may be adversely impacted, which could impact our ability to meet our new unit development targets.

Risks Related to our Concepts’ Brands and Reputation

Our success depends substantially on our corporate reputation and on the value and perception of our brands.

Our success depends in large part upon our ability and our Concepts’ franchisees’ ability to maintain and enhance our corporate reputation and the value and perception of our brands. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, food safety, and our business practices, including with respect to the manner in which we source commodities and social and environmental sustainability considerations. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that may affect perceptions of our Concepts’ brands generally or relative to available alternatives. In addition, the restaurant industry globally has been subject to scrutiny and claims that the menus and practices of restaurant chains have led to customer health issues, such as weight gain and other adverse effects. Publicity about these matters (particularly directed at the quick service and fast-casual segments of the retail food industry) may harm our Concepts’ reputations and adversely affect our business. Moreover, this scrutiny could lead to an increase in the regulation of the content or marketing of our products, including legislation or regulation seeking to tax and/or regulate high-fat foods, foods with high sugar and salt content, or foods otherwise deemed to be “unhealthy,” which could in turn increase costs of compliance and remediation to us and our franchisees.

In addition, business or other incidents, whether isolated or recurring, and whether originating from us, our Concepts’ restaurants, franchisees, competitors, governments, suppliers or distributors, can significantly reduce brand value and consumer perception, particularly if the incidents receive considerable publicity or result in litigation or investigations. For example, the reputation of our Concepts’ brands could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our suppliers, distributors or franchisees or by claims or perceptions that we, founders of our Concepts, our Concepts’ franchisees or other business partners have acted or are acting in an unethical, illegal, racially-biased or socially irresponsible manner or are not fostering an inclusive and diverse environment, including with respect to the service and treatment of customers at our Concepts’ restaurants, and our or our franchisees’ treatment of employees, regardless of whether such claims or perceptions are true. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Company action or brand imagery, misconduct by any of our or our franchisees' employees, or a real or perceived failure of corporate governance. Any such developments could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Concepts’ brands and/or our products and reduce consumer demand for our products, which would likely result in lower revenues and profits.

We cannot guarantee that franchisees or other third parties with licenses to use our intellectual property will not take actions that may harm the value of our intellectual property. Franchisee use of our Concepts’ trademarks are governed through franchise agreements and we monitor use of our trademarks by both franchisees and third parties, but franchisees or other third parties may refer to or make statements about our Concepts’ brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our Concepts’ brands or place our Concepts’ brands in a context that may tarnish their reputation. Moreover, unauthorized third parties, including our Concepts’ current and former franchisees, may use our intellectual property to trade on the goodwill of our Concepts’ brands, resulting in consumer confusion or brand dilution.

Our ability to reach consumers and drive results is heavily influenced by brand marketing and advertising and our ability to adapt to evolving consumer preferences, including developing and launching new and innovative products and offerings. Our marketing and advertising programs may not be as successful, or may not be as successful as our competitors, and thus, may adversely affect our business and the strength of our brand.

We may be adversely affected by climate change and other social and environmental sustainability matters, including if we are unable to meet goals and commitments that we establish in relation to such matters.

There has been an increased focus, including from investors, the general public and U.S. and foreign governmental and nongovernmental authorities, on social and environmental sustainability matters, including with respect to climate change, greenhouse gases, packaging and waste, human rights, sustainable supply chain practices, animal health and welfare, deforestation and land, energy and water use. As the result of this heightened focus, including from governmental and nongovernmental authorities, and our commitment to social and environmental sustainability matters, we may provide expanded disclosure, establish or expand goals, commitments or targets, and take actions to meet such goals, commitments and targets. Our ability to meet such goals, commitments and targets is subject to risks and uncertainties, many of which are outside of our control. If we are not effective, or are not perceived to be effective, in addressing social and environmental sustainability matters or meeting such goals, commitments and targets, consumer trust in our brands may suffer. Moreover, these matters and our efforts to address them could expose us to market, operational, reputational and execution costs or risks.

We could also be affected by the physical effects of climate change, and other environmental issues, to the extent such issues adversely affect the general economy, adversely impact our supply chain or increase the costs of food and other supplies needed for our operations. In addition, future U.S. and international legislative and regulatory efforts to combat climate change or other environmental considerations could result in increased regulation, and additional taxes and other expenses, in a manner that adversely affects our business.

Risks Related to Government Regulation and Litigation

We may be subject to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We are regularly involved in legal proceedings, which include regulatory claims or disputes by claimants such as franchisees, suppliers, employees, customers, governments and others related to operational, foreign exchange, tax, franchise, contractual or employment issues. These claims or disputes may relate to personal injury, franchisees’ employment, real estate related, environmental, tort, intellectual property, breach of contract, data privacy, securities, derivative and other litigation matters. See the discussion of legal proceedings in Note 20 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Plaintiffs often seek recovery of very large or indeterminate amounts, and lawsuits are subject to inherent uncertainties (some of which are beyond the Company’s control). Unfavorable rulings or developments may also occur in cases we are not involved in. Moreover, regardless of whether any such lawsuits have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend, may divert resources and management attention away from our operations, and may negatively impact our results of operations. With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage could adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our Concepts’ reputations, which in turn could adversely affect our results of operations.

Changes in, or noncompliance with, governmental regulations may adversely affect our business operations, growth prospects or financial condition.

The Company, and our Concepts and their franchisees, are subject to numerous laws and regulations around the world. These laws and regulations change regularly and are increasingly complex. For example, we are subject to:

•The Americans with Disabilities Act in the U.S. and similar laws that provide protection to individuals with disabilities in the context of employment, public accommodations and other areas.
•The U.S. Fair Labor Standards Act as well as a variety of similar laws, which govern matters such as minimum wages, and overtime, and the U.S. Family and Medical Leave Act as well as a variety of similar laws which provide protected leave rights to employees.
•Employment laws related to workplace health and safety, non-discrimination, non-harassment, whistleblower protections, and other terms and conditions of employment.
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
•Laws and regulations relating to union organizing rights and activities.
•Laws relating to information security, privacy (including the European Union’s GDPR and California’s CCPA and CPRA), cashless payments, and consumer protection.
•Laws relating to currency conversion or exchange.
•Laws relating to international trade and sanctions.
•Tax laws and regulations.
•Anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act.
•Environmental laws and regulations, including with respect to climate change and greenhouse gas emissions.
•Federal and state immigration laws and regulations in the U.S.
•Regulations, health guidelines and safety protocols related to the COVID-19 pandemic.

In addition, if any governmental authority were to adopt and implement a broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under laws such as the National Labor Relations Act in a manner that is applied generally to franchise relationships (which broader standards in the past have been adopted by U.S. governmental agencies such as the National Labor Relations Board), this could cause us or our Concepts to be liable or held responsible for unfair labor practices and other violations and could subject our Concepts to other liabilities, and/or require our Concepts to conduct collective bargaining negotiations, regarding employees of totally separate, independent employers, most notably our Concepts’ franchisees. Further, a California law enacted in 2019 adopted an employment classification test to be used when determining employee or independent contractor status which establishes a high threshold to obtain independent contractor status. Moreover, other labor related laws enacted at the federal, state or local level could increase our and our franchisees’ labor costs and decrease profitability or could cause employees of our franchisees to be deemed employees of our Concepts.

Any failure or alleged failure to comply with applicable laws or regulations or related standards or guidelines could adversely affect our reputation, international expansion efforts, growth prospects and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. Publicity relating to any such noncompliance could also harm our Concepts’ reputations and adversely affect our revenues. In addition, the compliance costs associated with complying with new or existing legal requirements could be substantial.

Tax matters, including changes in tax rates or laws, disagreements with taxing authorities, imposition of new taxes and our restructurings could impact our results of operations and financial condition.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. Our accruals for tax liabilities are based on past experience, interpretations of applicable law, and judgments about potential actions by tax authorities, but such accruals require significant judgment which may be incorrect and may result in payments greater than the amounts accrued. If the Internal Revenue Service (“IRS”) or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties, which could be material. In addition, public perception that we are not paying a sufficient amount of taxes could damage our Concepts’ reputations, which could harm our profitability. For example, as disclosed in Note 20, as a result of an audit by the IRS for fiscal years 2013 through 2015, on October 13, 2021, we received a Notice of Proposed Adjustment from the IRS for the 2014 fiscal year relating to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. While we disagree with the position of the IRS and intend to contest it vigorously, an unfavorable resolution of this matter could have a material, adverse impact on our Consolidated Financial Statements in future periods.

In addition, changes in laws, regulation or interpretation of existing laws and regulations in the U.S. and other jurisdictions where we are subject to taxation, including potential changes in U.S. tax laws supported by the current U.S. presidential administration, could increase our taxes and have an adverse effect on our results of operations and financial condition. For example, in January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations make foreign taxes paid to certain countries no longer creditable in the U.S. While our determination of which foreign taxes that will no longer be creditable is not yet complete, we anticipate that these regulations are likely to result in additional tax due in the U.S. in future years. See Note 21 for further discussion. Moreover, if significant jurisdictions in which we or our Concepts operate enact tax legislation, modify tax treaties and/or increase audit scrutiny based on the Action on Base Erosion and Profit Shifting guidance of the Organisation for Economic Co-operation and Development, it could increase our taxes and have a material adverse impact on our results of operations and financial position. In addition, we have in the past and may in the future adapt our entity and operating structure in response to and in compliance with changes in tax laws, regulations, or interpretation of existing laws and regulations. Such restructurings could result in material incremental tax costs associated with restructuring transactions or operations of the structure.

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

In February 2015, the Chinese State Tax Administration (“STA”) issued the Bulletin on Several Issues of Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-resident Enterprises (“Bulletin 7”). Pursuant to Bulletin 7, an “indirect transfer” of Chinese taxable assets, including equity interests in a China resident enterprise (“Chinese interests”), by a non-resident enterprise, may be recharacterized and treated as a direct transfer of Chinese taxable assets, if such arrangement does not have reasonable commercial purpose and the transferor has avoided payment of Chinese enterprise income tax. Using general anti-tax avoidance provisions, the STA may treat an indirect transfer as a direct transfer of Chinese interests if the transfer has avoided Chinese tax by way of an arrangement without reasonable commercial purpose. As a result, gains derived from such indirect transfer may be subject to Chinese enterprise income tax, and the transferee or other person who is obligated to pay for the transfer would be obligated to withhold the applicable taxes, currently at a rate of up to 10% of the capital gain in the case of an indirect transfer of equity interests in a China resident enterprise.

We evaluated the potential applicability of Bulletin 7 in connection with the Separation in the form of a tax free restructuring and continue to believe it is more likely than not that Bulletin 7 does not apply and that the restructuring had reasonable commercial purpose.

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

As a restaurant company dependent upon consumer discretionary spending, we (and our franchisees) are sensitive to changes in or uncertainty regarding macroeconomic conditions in the U.S. and in other regions of the world where our Concepts and Concepts’ franchisees operate. Some of the factors that impact discretionary consumer spending include unemployment and underemployment rates, fluctuations in the level of disposable income, the price of gasoline, other inflationary pressures, stock market performance and changes in the level of consumer confidence. These and other macroeconomic factors could have an adverse effect on our or our franchisees’ sales, profitability or development plans, which could harm our financial condition and operating results. In this regard, we and our franchisees have been adversely impacted by, and may continue to be adversely impacted by, ongoing macroeconomic challenges in the U.S. and other regions of the world where our Concepts and Concepts’

franchisees operate arising in connection with the COVID-19 pandemic, including recent labor, commodity and other inflationary pressures, supply chain disruptions, and impacts arising from governmental restrictions implemented in certain regions to mitigate against the pandemic. In addition, negative macroeconomic conditions or other adverse developments with respect to our businesses may result in future asset impairment charges, such as the goodwill impairment charge we incurred with respect to The Habit Burger Grill reporting unit in the first quarter of 2020.

Risks Related to Competition

The retail food industry is highly competitive.

Our Concepts’ restaurants compete with international, national and regional restaurant chains as well as locally-owned restaurants, and the retail food industry in which our Concepts operate is highly competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives (including the frequent use by our competitors of price discounting, such as through value meal menu options, coupons and other methods), customer service, reputation, restaurant location, attractiveness and maintenance of properties, management and hourly personnel and qualified franchisees. Moreover, if we are unable to successfully respond to changing consumer or dietary preferences, if our marketing efforts and/or launch of new products are unsuccessful, or if our Concepts’ restaurants are unable to compete successfully with other retail food outlets in new and existing markets, our and our franchisees’ businesses could be adversely affected. In addition, the COVID-19 pandemic has also resulted in a disruption of consumer routines, the implementation of employer “work-from-home” policies, reduced business and recreational travel and changes in consumer behavior, and it is difficult to fully assess the impacts of such developments on us or our Concepts, or the extent to which any such consumer patterns may continue after the COVID-19 pandemic has ended. We also face growing competition as a result of convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition from delivery aggregators and other food delivery services has increased in recent years, particularly in urbanized areas, and this trend, which has accelerated following the onset of the COVID-19 pandemic, is expected to continue to increase. Finally, not all of our competitors may seek to establish environmental or sustainability goals at a comparable level to ours, which could result in lower supply chain or operating costs for our competitors. Increased competition could have an adverse effect on our business or development plans.

Risks Related to Our Indebtedness

Our substantial indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of December 31, 2021, our total outstanding short-term borrowings and long-term debt was approximately $11.3 billion. Subject to the limits contained in the agreements governing our outstanding indebtedness, we may incur additional debt from time to time, which would increase the risks related to our high level of indebtedness.

Specifically, our high level of indebtedness could have important potential consequences, including, but not limited to:

•increasing our vulnerability to, and reducing our flexibility to plan for and respond to, adverse economic and industry conditions and changes in our business and the competitive environment, including developments arising from the COVID-19 pandemic;
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

If our business does not generate sufficient cash flow from operations or if future debt or equity financings are not available to us on acceptable terms in amounts sufficient to pay our indebtedness or to fund other liquidity needs, our financial condition and results of operations may be adversely affected. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business and financial condition.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2021 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2021, the Company’s Concepts owned land, building or both for 325 restaurants worldwide in connection with the operation of our 1,051 Company-owned restaurants.  These restaurants are further detailed as follows:

•The KFC Division owned land, building or both for 70 restaurants.
•The Taco Bell Division owned land, building or both for 253 restaurants.
•The Pizza Hut Division owned land, building or both for 2 restaurants.

The Company currently also owns land, building or both related to approximately 500 franchise restaurants that it leases to franchisees and leases land, building or both related to approximately 300 franchise restaurants that it subleases to franchisees, principally in the U.S., United Kingdom, Australia and Germany.

Company-owned restaurants in the U.S. with leases are generally leased for initial terms of 10 to 20 years and generally have renewal options. Company-owned restaurants outside the U.S. with leases have initial lease terms and renewal options that vary by country.

The KFC Division and Pizza Hut Division corporate headquarters and a KFC and Pizza Hut research facility in Plano, Texas are owned by Pizza Hut. Taco Bell Division leases its corporate headquarters and research facility in Irvine, California. The YUM corporate headquarters and a KFC research facility in Louisville, Kentucky are owned by KFC. The Habit Burger Grill Division leases its corporate headquarters in Irvine, California. Additional information about the Company’s properties is included in the Consolidated Financial Statements in Part II, Item 8.

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

Not applicable.

Executive Officers of the Registrant.

The executive officers of the Company as of February 22, 2022, and their ages and current positions as of that date are as follows:

David Gibbs, 58, is Chief Executive Officer of YUM a position he has held since January 2020. Prior to that, he served as President and Chief Operating Officer from August 2019 to December 2019, as President, Chief Financial Officer and Chief Operating Officer from January 2019 to August 2019 and as President and Chief Financial Officer from May 2016 to December 2018. Prior to these positions, he served as Chief Executive Officer of Pizza Hut Division from January 2015 to April 2016. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December 2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Scott Catlett, 45, is Chief Legal and Franchise Officer and Corporate Secretary of YUM. He has served in this position since July 2020. Prior to that, he served as General Counsel and Corporate Secretary of YUM from July 2018 to June 2020 and he served as Vice President and Deputy General Counsel of YUM from November 2015 to June 2018. From September 2007 to October 2015 Mr. Catlett held various YUM positions including Vice President & Associate General Counsel.

Mark King, 62, is Chief Executive Officer of Taco Bell Division, a position he has held since August 2019. Before joining YUM, Mr. King served as President, adidas Group North America from June 2014 to June 2018 and as Chief Executive Officer of TaylorMade-adidas Golf from 2003 to 2014.

Aaron Powell, 50, is Chief Executive Officer of Pizza Hut Division, a position he has held since September 2021. Before joining YUM, Mr. Powell served in various positions at Kimberly-Clark from September 2007 to August 2021. Prior to joining Kimberly-Clark, he served in various positions at Bain & Company and Proctor & Gamble.

David Russell, 52, is Senior Vice President, Finance and Corporate Controller of YUM. He has served as YUM's Corporate Controller since February 2011 and as Senior Vice President, Finance since February 2017. Prior to serving as Corporate Controller, Mr. Russell served in various positions at the Vice President level in the YUM Finance Department, including Controller-Designate from November 2010 to February 2011 and Vice President, Assistant Controller from January 2008 to December 2010.

Sabir Sami, 54, is Chief Executive Officer of KFC Division, a position he has held since January 2022. From January 2020 to December 2021 he served in a dual role as KFC Division Chief Operating Officer and Managing Director of KFC Asia. Prior to this, from April 2013 to December 2019, he was Managing Director for the KFC Middle East, North Africa, Pakistan and Turkey markets. Before joining YUM in 2009, Mr. Sami served in various leadership roles at Procter & Gamble, the Coca-Cola Company and Reckitt Benckiser.

Tracy Skeans, 49, is Chief Operating Officer and Chief People Officer of YUM. She has served as Chief Operating Officer since January 2021 and Chief People Officer since January 2016. She also served as Chief Transformation Officer from November 2016 to December 2020. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From July 2009 to September 2011, she served as Director of Human Resources for Pizza Hut U.S and was on the Pizza Hut U.S. Finance team from September 2000 to June 2009.

Christopher Turner, 47, is Chief Financial Officer of YUM, a position he has held since August 2019. Before joining YUM, he served as Senior Vice President and General Manager in PepsiCo’s retail and e-commerce businesses with Walmart in the U.S. and more than 25 countries and across PepsiCo’s brands from December 2017 to July 2019. Prior to leading PepsiCo’s

Walmart business, he served in various positions including Senior Vice President of Transformation for PepsiCo’s Frito-Lay North America business from July 2017 to December 2017 and Senior Vice President of Strategy for Frito-Lay from February 2016 to June 2017. Prior to joining PepsiCo, he was a partner in the Dallas office of McKinsey & Company, a strategic management consulting firm.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividend Policy

The Company’s Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange (“NYSE”).

As of February 15, 2022, there were 37,439 registered holders of record of the Company’s Common Stock.

In 2021, the Company declared and paid four cash dividends of $0.50 per share. In February 2022, the Board of Directors declared a dividend of $0.57 per share to be distributed March 11, 2022 to shareholders of record at the close of business on February 18, 2022. Future decisions to pay cash dividends continue to be at the discretion of the Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Board of Directors considers relevant.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2021, with respect to shares of Common Stock repurchased by the Company during the quarter then ended.

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
10/1/21 - 10/31/21	1,303	$124.89	1,303	$1,507
11/1/21 - 11/30/21	2,177	$126.00	2,177	$1,233
12/1/21 - 12/31/21	2,153	$131.22	2,153	$950
Total	5,633	$127.74	5,633	$950

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022 of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2021, we have remaining capacity to repurchase up to $950 million of Common Stock under this authorization.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Discretionary Sector Index, a peer group that includes YUM, for the period from December 30, 2016 to December 31, 2021. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 30, 2016, and that all cash dividends were reinvested.

	12/30/2016	12/29/2017	12/31/2018	12/31/2019	12/30/2020	12/31/2021
YUM	$100	$131	$150	$167	$184	$239
S&P 500	$100	$122	$116	$153	$181	$233
S&P Consumer Discretionary	$100	$123	$124	$159	$211	$263

Source of total return data: Bloomberg

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Yum! Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company”, “YUM”, “we”, “us” or “our”) franchise or operate a system of over 53,000 restaurants in 157 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”). The Company's KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza food categories, respectively. The Habit Burger Grill, a concept we acquired in March 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 53,000 restaurants, 98% are operated by franchisees.

As of December 31, 2021, YUM consists of four operating segments:

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

We intend to drive long-term growth and shareholder returns primarily through consistent same-store sales growth and new unit development across all of our Concepts. We intend to support this growth and development through a capital and operating structure that:

•Targets a capital structure of ~5.0x Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) consolidated net leverage;

•Invests capital in a manner consistent with an asset light, franchisor model;

•Allocates G&A in an efficient manner that provides leverage to operating profit growth while at the same time opportunistically investing in strategic growth initiatives; and

•Pays a competitive dividend and returns excess cash to shareholders through share repurchases.

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•Same-store sales growth is the estimated percentage change in system sales of all restaurants that have been open and in the YUM system for one year or more (except as noted below), including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. Throughout 2020 and 2021 we have had a significant number of restaurants that were temporarily closed including restaurants closed due to government and landlord restrictions as a result of COVID-19. The system sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends. In 2021 and 2020, when calculating respective same-store sales growth we also included in our prior year base the sales of stores that were added as a result of our acquisition of The Habit Restaurants, Inc. on March 18, 2020, and that were open for one year or more. In 2019, when calculating same-store sales growth we also included in our prior year base the sales of stores that were added as a result of the Food Delivery Brands Group, S.A. (previously named Telepizza Group S.A. (“Telepizza”)) strategic alliance in December 2018 and that were open for one year or more. See additional discussion of the acquisition of The Habit Restaurants, Inc. and Telepizza strategic alliance within this MD&A.

•Gross unit openings reflects new openings by us and our franchisees. Net new unit growth reflects gross unit openings offset by permanent store closures, by us and our franchisees. To determine whether a restaurant meets the definition of a unit we consider factors such as whether the restaurant has operations that are ongoing and independent from another YUM unit, serves the primary product of one of our Concepts, operates under a separate franchise agreement (if operated by a franchisee) and has substantial and sustainable sales. We believe gross unit openings and net new unit growth are useful to investors because we depend on new units for a significant portion of our growth. Additionally, gross unit openings and net new unit growth are generally reflective of the economic returns to us and our franchisees from opening and operating our Concept restaurants.

•System sales, System sales excluding the impacts of foreign currency translation (“FX”), and System sales excluding FX and the impact of the 53rd week in 2019 for our U.S. subsidiaries and certain international subsidiaries that operate on a weekly period calendar. System sales reflect the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants. Sales at franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Increasingly, customers are paying a fee to a third party to deliver or facilitate the ordering of our Concepts' products. We also include in System sales any portion of the amount customers pay these third parties for which the third party is obligated to pay us a license fee as a percentage of such amount. Franchise restaurant sales and fees paid by customers to third parties to deliver or facilitate the ordering of our Concepts' products are not included in Company sales on the Consolidated Statements of Income; however, any resulting franchise and license fees we receive are included in the Company's revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net unit growth.

In addition to the results provided in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”), the Company provides the following non-GAAP measurements.

•Diluted Earnings Per Share excluding Special Items (as defined below);

•Effective Tax Rate excluding Special Items;

•Core Operating Profit and Core Operating Profit excluding the impact of the 53rd week in 2019. Core Operating Profit excludes Special Items and FX and we use Core Operating Profit for the purposes of evaluating performance internally;

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

Company restaurant profit is defined as Company sales less Company restaurant expenses, both of which appear on the face of our Consolidated Statements of Income. Company restaurant expenses include those expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, cost of restaurant-level labor, rent, depreciation and amortization of restaurant-level assets and advertising expenses incurred by and on behalf of that Company restaurant. Company restaurant margin as a percentage of sales ("Company restaurant margin %") is defined as Company restaurant profit divided by Company sales. We use Company restaurant profit for the purposes of internally evaluating the performance of our Company-owned restaurants and we believe Company restaurant profit provides useful information to investors as to the profitability of our Company-owned restaurants. In calculating Company restaurant profit, the Company excludes revenues and expenses directly associated with our franchise operations as well as non-restaurant-level costs included in General and administrative expenses, some of which may support Company-owned restaurant operations. The Company also excludes restaurant-level asset impairment and closures expenses, which have historically not been significant, from the determination of Company restaurant profit as such expenses are not believed to be indicative of ongoing operations. Company restaurant profit and Company restaurant margin % as presented may not be comparable to other similarly titled measures of other companies in the industry.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago and unless otherwise stated include the impact of a 53rd week in 2019. For discussion of our results of operations for 2020 compared to 2019, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 22, 2021.

For 2021, GAAP diluted EPS increased 77% to $5.21 per share, and diluted EPS, excluding Special Items, increased 23% to $4.46 per share.

2021 financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Net New Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+16	+11	+8	+33	+29
Taco Bell Division	+13	+11	+5	+9	+9
Pizza Hut Division	+6	+7	+4	+16	+13
Worldwide	+13	+10	+6	+42	+18

Additionally:

•During the year, 4,180 gross units were opened contributing to the addition of 3,057 net new units

•During the year, we repurchased 13 million shares totaling $1,580 million at an average price of $121.70.

•Foreign currency translation favorably impacted Divisional Operating Profit for the year by $54 million.

Worldwide

GAAP Results

	Amount			% B/(W)
	2021	2020	2019	2021		2020
Company sales	$2,106	$1,810	$1,546	16		17
Franchise and property revenues	2,900	2,510	2,660	16		(6)
Franchise contributions for advertising and other services	1,578	1,332	1,391	18		(4)
Total revenues	6,584	5,652	5,597	16		1

Company restaurant expenses	$1,725	$1,506	$1,235	(15)		(22)
G&A expenses	1,060	1,064	917	—		(16)
Franchise and property expenses	117	145	180	18		20
Franchise advertising and other services expense	1,576	1,314	1,368	(20)		4
Refranchising (gain) loss	(35)	(34)	(37)	2		(9)
Other (income) expense	2	154	4	NM		NM
Total costs and expenses, net	4,445	4,149	3,667	(7)		(13)
Operating Profit	2,139	1,503	1,930	42		(22)

Investment (income) expense, net	(86)	(74)	67	16		211
Other pension (income) expense	7	14	4	48		(235)
Interest expense, net	544	543	486	—		(12)
Income before income taxes	1,674	1,020	1,373	64		(26)
Income tax provision	99	116	79	15		(48)
Net Income	$1,575	$904	$1,294	74		(30)

Diluted EPS(a)	$5.21	$2.94	$4.14	77		(29)
Effective tax rate	5.9%	11.4%	5.7%	5.5	ppts.	(5.7)	ppts.

(a)See Note 4 for the number of shares used in this calculation.

Performance Metrics

				% Increase (Decrease)
Unit Count	2021	2020	2019	2021	2020
Franchise	52,373	49,255	49,257	6	—
Company-owned	1,051	1,098	913	(4)	20
Total	53,424	50,353	50,170	6	—

	2021	2020	2019
Same-Store Sales Growth (Decline) %	10	(6)	3
System Sales Growth (Decline) %, reported	16	(4)	7
System Sales Growth (Decline) %, excluding FX	13	(4)	9
System Sales Growth (Decline) %, excluding FX and 53rd week	N/A	(3)	8

Our system sales breakdown by Company and franchise sales was as follows:

	Year
	2021	2020	2019
Consolidated
Company sales(a)	$2,106	$1,810	$1,546
Franchise sales	56,082	48,549	51,038
System sales	58,188	50,359	52,584
Foreign Currency Impact on System sales(b)	1,277	(199)	N/A
System sales, excluding FX	56,911	50,558	52,584
Impact of 53rd week	N/A	N/A	454
System sales, excluding FX and 53rd Week	$56,911	$50,558	$52,130

KFC Division
Company sales(a)	$596	$506	$571
Franchise sales	30,769	25,783	27,329
System sales	31,365	26,289	27,900
Foreign Currency Impact on System sales(b)	1,000	(192)	N/A
System sales, excluding FX	30,365	26,481	27,900
Impact of 53rd week	N/A	N/A	167
System sales, excluding FX and 53rd Week	$30,365	$26,481	$27,733

Taco Bell Division
Company sales(a)	$944	$882	$921
Franchise sales	12,336	10,863	10,863
System sales	13,280	11,745	11,784
Foreign Currency Impact on System sales(b)	17	(2)	N/A
System sales, excluding FX	13,263	11,747	11,784
Impact of 53rd week	N/A	N/A	184
System sales, excluding FX and 53rd Week	$13,263	$11,747	$11,600

Pizza Hut Division
Company sales(a)	$46	$76	$54
Franchise sales	12,909	11,879	12,846
System sales	12,955	11,955	12,900
Foreign Currency Impact on System sales(b)	260	(5)	N/A
System sales, excluding FX	12,695	11,960	12,900
Impact of 53rd week	N/A	N/A	103
System sales, excluding FX and 53rd Week	$12,695	$11,960	$12,797

Habit Burger Grill Division(c)
Company sales(a)	$520	$346	N/A
Franchise sales	68	24	N/A
System sales	588	370	N/A
Foreign Currency Impact on System sales(b)	—	—	N/A
System sales, excluding FX	$588	$370	N/A

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

(c)System sales for the Habit Burger Grill Division is shown since our March 18, 2020 acquisition date.

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	2021	2020	2019
Core Operating Profit Growth %	18	(8)	12
Core Operating Profit Growth %, excluding 53rd week	N/A	(7)	11
Diluted EPS Growth %, excluding Special Items	23	2	12
Effective Tax Rate excluding Special Items	21.4%	15.9%	19.8%

	2021	2020	2019
Company restaurant profit	$381	$304	$311
Company restaurant margin %	18.1%	16.8%	20.1%

	Year
Detail of Special Items	2021	2020	2019
Refranchising gain (loss)(a)	$3	$8	$12
Costs associated with acquisition and integration of Habit Burger Grill (See Note 3)	(4)	(9)	(1)
Impairment of Habit Burger Grill goodwill (See Note 3)	—	(144)	—
Unlocking Opportunity Initiative contribution (See Note 5)	—	(50)	—
COVID-19 relief contribution (See Note 5)	—	(25)	—
Charges associated with resource optimization (See Note 5)	(9)	(36)	—
Costs associated with Pizza Hut U.S. Transformation Agreement(b)	—	(5)	(13)
Other Special Items Income (Expense)(c)	1	(6)	(9)
Special Items Income (Expense) - Operating Profit	(9)	(267)	(11)
Charges associated with resource optimization - Other pension (expense) income (See Note 5)	1	(2)	—
Interest expense, net(c) (d)	(34)	(34)	(2)
Special Items Income (Expense) before Income Taxes	(42)	(303)	(13)
Tax Benefit (Expense) on Special Items(e)	17	65	(30)
Tax Benefit - Intra-entity transfer of intellectual property (see Note 5)	251	28	226
Special Items Income (Expense), net of tax	$226	$(210)	$183
Average diluted shares outstanding	302	307	313
Special Items diluted EPS	$0.75	$(0.68)	$0.59

(a)Due to their size and volatility we have reflected as Special Items those refranchising gains and losses that were recorded in connection with our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded during 2021, 2020 and 2019 as Special Items are directly associated with restaurants that were refranchised prior to the end of 2018.

During the years ended December 31, 2021, 2020 and 2019, we recorded net refranchising gains of $3 million, $8 million and $12 million, respectively, that have been reflected as Special Items.

Additionally, during the years ended December 31, 2021, 2020 and 2019, we recorded net refranchising gains of $32 million, $26 million, and $25 million, respectively, that have not been reflected as Special Items. These gains relate to refranchising of restaurants in 2021, 2020 and 2019 that were not part of our aforementioned plans to achieve 98% franchise ownership and that we believe are now more indicative of our expected ongoing refranchising activity.

(b)In May 2017, we reached an agreement with our Pizza Hut U.S. franchisees that improved brand marketing alignment, accelerated enhancements in operations and technology and that included a permanent commitment to incremental advertising as well as digital and technology contributions by franchisees. In connection with this agreement, we recognized charges of $5 million and $13 million in the years ended December 31, 2020 and 2019, respectively, related to operating investments required as part of this agreement. The majority of these costs were recorded within Franchise and property expenses. Based on their nature and the significance in related spending in 2017, these charges have been reflected as Special Items.

(c)During the second quarter of 2019, we recorded charges of $8 million and $2 million to Other (income) expense and Interest expense, net, respectively, related to cash payments in excess of our recorded liability to settle contingent consideration associated with our 2013 acquisition of the KFC Turkey and Pizza Hut Turkey businesses. Consistent with prior adjustments to the recorded contingent consideration we have reflected this as a Special Item.

(d)On June 1, 2021, certain subsidiaries of the Company redeemed $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due in 2026 (the “2026 Notes”). The redemption amount was equal to 102.625% of the $1,050 million aggregate principal amount redeemed, reflecting a $28 million “call premium”. We recognized the call premium and the write-off of $6 million of unamortized debt issuance costs associated with the 2026 Notes within Interest expense, net.

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

We reflected the call premiums and charges associated with the redemptions as Special Items due to their collective size and the fact that the amounts are not indicative of our ongoing interest expense.

(e)Tax (Expense) Benefit on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

During the year ended December 31, 2021, we recorded as a Special Item an $8 million tax benefit related to prior refranchisings for which the associated pre-tax gain or loss was recorded as Special. Further, in the fourth quarter of 2019, we increased our Income tax provision by $34 million to record a reserve against the tax recorded on a prior year divestiture, the effects of which were previously recorded as a Special Item.

Reconciliation of GAAP Operating Profit to Core Operating Profit and Core Operating Profit, excluding 53rd Week	Year
	2021	2020	2019
Consolidated
GAAP Operating Profit	$2,139	$1,503	$1,930
Special Items Income (Expense) - Operating Profit	(9)	(267)	(11)
Foreign Currency Impact on Divisional Operating Profit(a)	54	(9)	N/A
Core Operating Profit	2,094	1,779	1,941
Impact of 53rd Week	N/A	N/A	24
Core Operating Profit, excluding 53rd Week	$2,094	$1,779	$1,917

KFC Division
GAAP Operating Profit	$1,230	$922	$1,052
Foreign Currency Impact on Divisional Operating Profit(a)	45	(9)	N/A
Core Operating Profit	1,185	931	1,052
Impact of 53rd Week	N/A	N/A	8
Core Operating Profit, excluding 53rd Week	$1,185	$931	$1,044

Taco Bell Division
GAAP Operating Profit	$758	$696	$683
Foreign Currency Impact on Divisional Operating Profit(a)	1	—	N/A
Core Operating Profit	757	696	683
Impact of 53rd Week	N/A	N/A	13
Core Operating Profit, excluding 53rd Week	$757	$696	$670

Pizza Hut Division
GAAP Operating Profit	$387	$335	$369
Foreign Currency Impact on Divisional Operating Profit(a)	8	—	N/A
Core Operating Profit	379	335	369
Impact of 53rd Week	N/A	N/A	3
Core Operating Profit, excluding 53rd Week	$379	$335	$366

Habit Burger Grill Division
GAAP Operating Profit	$2	$(22)	N/A
Foreign Currency Impact on Divisional Operating Profit(a)	—	—	N/A
Core Operating Profit	$2	$(22)	N/A

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$5.21	$2.94	$4.14
Special Items Diluted EPS	0.75	(0.68)	0.59
Diluted EPS excluding Special Items	$4.46	$3.62	$3.55

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate, excluding Special Items
GAAP Effective Tax Rate	5.9%	11.4%	5.7%
Impact on Tax Rate as a result of Special Items	(15.5)%	(4.5)%	(14.1)%
Effective Tax Rate excluding Special Items	21.4%	15.9%	19.8%

(a)The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented. When determining applicable Core Operating Profit growth percentages, the Core Operating Profit for the current year should be compared to the prior year GAAP Operating Profit adjusted only for any prior year Special Items Income (Expense).

Reconciliation of GAAP Operating Profit to Company Restaurant Profit

	2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,230	$758	$387	$2	$(238)	$2,139
Less:
Franchise and property revenues	1,557	742	597	4	—	2,900
Franchise contributions for advertising and other services	640	552	385	1	—	1,578
Add:
General and administrative expenses	377	174	201	48	260	1,060
Franchise and property expenses	74	33	11	—	(1)	117
Franchise advertising and other services expense	627	553	395	1	—	1,576
Refranchising (gain) loss	—	—	—	—	(35)	(35)
Other (income) expense	(5)	1	(9)	1	14	2
Company restaurant profit	$106	$225	$3	$47	$—	$381
Company sales	$596	$944	$46	$520	$—	$2,106
Company restaurant margin %	17.7%	23.9%	6.8%	9.0%	N/A	18.1%

	2020
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$922	$696	$335	$(22)	$(428)	$1,503
Less:
Franchise and property revenues	1,295	662	552	1	—	2,510
Franchise contributions for advertising and other services	471	487	374	—	—	1,332
Add:
General and administrative expenses	346	158	215	33	312	1,064
Franchise and property expenses	91	33	17	—	4	145
Franchise advertising and other services expense	465	484	365	—	—	1,314
Refranchising (gain) loss	—	—	—	—	(34)	(34)
Other (income) expense	9	3	(3)	(1)	146	154
Company restaurant profit	$67	$225	$3	$9	$—	$304
Company sales	$506	$882	$76	$346	$—	$1,810
Company restaurant margin %	13.2%	25.5%	5.1%	2.6%	N/A	16.8%

	2019
	KFC Division	Taco Bell Division	Pizza Hut Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,052	$683	$369	$(174)	$1,930
Less:
Franchise and property revenues	1,390	673	597	—	2,660
Franchise contributions for advertising and other services	530	485	376	—	1,391
Add:
General and administrative expenses	346	181	202	188	917
Franchise and property expenses	89	38	39	14	180
Franchise advertising and other services expense	520	481	367	—	1,368
Refranchising (gain) loss	—	—	—	(37)	(37)
Other (income) expense	—	(4)	(1)	9	4
Company restaurant profit	$87	$221	$3	$—	$311
Company sales	$571	$921	$54	$—	$1,546
Company restaurant margin %	15.3%	24.0%	4.2%	N/A	20.1%

Items Impacting Reported Results and/or Reasonably Likely to Impact Future Results

The following items impacted reported results in 2021 and/or 2020 and/or are reasonably likely to impact future results. See also the Detail of Special Items section of this M&DA for other items similarly impacting results.

COVID-19

In late 2019, a novel strain of coronavirus, COVID-19, was first detected and in March 2020, the World Health Organization declared COVID-19 a global pandemic. Throughout 2020 and 2021, COVID-19 spread throughout the U.S. and the rest of the world and governmental authorities have implemented measures to reduce the spread of COVID-19. These measures include restrictions on travel outside the home and other limitations on business and other activities as well as encouraging social distancing. As a result of COVID-19, we and our franchisees have experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. The impact on our sales in each of our markets has been dependent on the timing, severity and duration of the outbreak, measures implemented by government authorities to reduce the spread of COVID-19, as well as our reliance on dine-in sales in the market.

Our results were significantly impacted by the impacts of COVID-19 in the year ended December 31, 2020, as evidenced by our worldwide same-store sales decline of 6%. Overall, our sales declines were primarily driven by temporary store closures, which peaked in early April 2020 at about 11,000 restaurants and ended 2020 at about 830 restaurants. In addition to the loss of sales due to restaurants being temporarily closed, we also lost sales due to dining room closures or other limitations on access.

Beginning in 2020 and continuing throughout 2021 we were able to mitigate the loss of sales due to temporary unit closures, dining room closures or other limitations on access through the strength of our off-premise channels, aided by increasing consumer access to our brands via digital channels. As a result, each of our Concepts recorded positive same-store sales growth for the year, contributing to our worldwide same-store sales increase of 10% in 2021 which was driven by strong performance in developed markets such as North America and the United Kingdom. As we ended the year, COVID-19 outbreaks and resulting government restrictions limiting mobility continued to impact sales in a few key markets, primarily in Asia. We also saw strong gross unit openings of 4,180 units for the year ended December 31, 2021, which we believe is primarily a result of improving unit-level economics, our franchisees’ financial strength and commitment to our Concepts, the inherent competitive advantages of the Quick Service Restaurant sector throughout the COVID-19 pandemic, our Concepts’ off-premise and digital capabilities, as well as selective use of development incentives with certain franchisees.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company's 2022 results. The ultimate pace of our recovery will largely depend on the continuation of current sales trends, although we expect continuing adverse impacts from COVID-19 in certain parts of the world. In addition, for our restaurants that prominently feature drive-thru, carryout and delivery options, COVID-19 has in many cases contributed to an increase in sales during 2021 and 2020. If the impact of COVID-19 recedes, in-person dining restrictions are lifted or lessened and the restaurant industry in general returns to more normal operations, the benefits to sales experienced by certain of our restaurants, including our Pizza Hut delivery restaurants, could wane and our results could be negatively impacted.

Franchise Bad Debt Expense

We experienced significant quarterly fluctuations in franchise bad debt expense in 2021 and 2020 due in large part to the uncertainties associated with COVID-19. During the year ended December 31, 2021, we recognized net bad debt recoveries of $8 million related to short-term accounts receivable due from our franchisees for royalties, rent and other services we provide, which were primarily reflected within Franchise and property expenses. These net bad debt recoveries of $8 million compared to $13 million of net bad debt expense recognized in the year ended December 31, 2020, and thus positively impacted Operating Profit growth by $21 million year-over-year.

Investment in Devyani

In 2020, we received an approximate 5% minority interest in Devyani International Limited (“Devyani”), an entity that operates KFC and Pizza Hut franchised units in India. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. At the time of the refranchisings, the fair value of this minority interest was estimated to be approximately $31 million. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of this investment became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net in our Consolidated Statements of Income and recognized pre-tax investment income of $87 million, in the year ended December 31, 2021.

Investment in Grubhub, Inc. ("Grubhub")

In April of 2018 we purchased 2.8 million shares of Grubhub common stock for $200 million. In the quarter ended September 30, 2020, we sold our entire investment in Grubhub and received proceeds of $206 million. While we held our investment in Grubhub common stock we recognized changes in the fair value in our investment in our Consolidated Statements of Income. For the years ended December 31, 2020 and 2019, we recognized pre-tax investment income of $69 million and pre-tax investment expense of $77 million, respectively, related to changes in fair value of our investment in Grubhub common stock.

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

	KFC Division	Taco Bell Division	Pizza Hut Division	Total
Revenues
Company sales	$8	$15	$1	$24
Franchise and property revenues	9	10	5	24
Franchise contributions for advertising and other services	5	8	5	18
Total revenues	$22	$33	$11	$66

Operating Profit
Franchise and property revenues	$9	$10	$5	$24
Franchise contributions for advertising and other services	5	8	5	18
Restaurant profit	1	5	—	6
Franchise and property expenses	—	—	(1)	(1)
Franchise advertising and other services expenses	(5)	(8)	(5)	(18)
G&A expenses	(2)	(2)	(1)	(5)
Operating Profit	$8	$13	$3	$24

KFC Division

The KFC Division has 26,934 units, 85% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of the end of 2021.

				% B/(W)				% B/(W)
				2021				2020
	2021	2020	2019	Reported		Ex FX		Reported		Ex FX		Ex FX and 53rd Week in 2019
System Sales	$31,365	$26,289	$27,900	19		16		(6)		(5)		(5)
Same-Store Sales Growth %				11		N/A		(9)		N/A		N/A

Company sales	$596	$506	$571	18		12		(11)		(9)		(8)
Franchise and property revenues	1,557	1,295	1,390	20		17		(7)		(6)		(5)
Franchise contributions for advertising and other services	640	471	530	36		30		(11)		(10)		(9)
Total revenues	$2,793	$2,272	$2,491	23		18		(9)		(8)		(7)

Company restaurant profit	$106	$67	$87	58		48		(24)		(24)		(22)
Company restaurant margin %	17.7%	13.2%	15.3%	4.5	ppts.	4.3	ppts.	(2.1)	ppts.	(2.4)	ppts.	(2.4)	ppts.

G&A expenses	$377	$346	$346	(9)		(7)		—		(1)		(1)
Franchise and property expenses	74	91	89	18		20		(2)		(2)		(3)
Franchise advertising and other services expense	627	465	520	(35)		(29)		11		9		8
Operating Profit	$1,230	$922	$1,052	33		29		(12)		(12)		(11)

				% Increase (Decrease)
Unit Count	2021	2020	2019	2021	2020
Franchise	26,643	24,710	23,759	8	4
Company-owned	291	290	345	—	(16)
Total	26,934	25,000	24,104	8	4

Company sales and Company restaurant margin %

In 2021, the increase in Company sales, excluding the impacts of foreign currency translation, was driven by company same-store sales growth of 17%, partially offset by refranchising.

In 2021, the increase in Company restaurant margin percentage was driven by company same-store sales growth, partially offset by higher restaurant operating costs.

Franchise and property revenues

In 2021, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 11% and unit growth.

G&A

In 2021, the increase in G&A, excluding the impact of foreign currency translation, was driven by higher expenses related to our annual incentive compensation program and higher professional fees, partially offset by lower share-based compensation.

Operating Profit

In 2021, the increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth, unit growth, and current year net bad debt recoveries lapping prior year net bad debt expense for past due franchise receivables, partially offset by higher G&A.

Taco Bell Division

The Taco Bell Division has 7,791 units, 90% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of the end of 2021.

				% B/(W)				% B/(W)
				2021				2020
	2021	2020	2019	Reported		Ex FX		Reported		Ex FX		Ex FX and 53rd Week in 2019
System Sales	$13,280	$11,745	$11,784	13		13		—		—		1
Same-Store Sales Growth %				11		N/A		(1)		N/A		N/A
Company sales	$944	$882	$921	7		7		(4)		(4)		(3)
Franchise and property revenues	742	662	673	12		12		(2)		(2)		—
Franchise contributions for advertising and other services	552	487	485	14		14		—		—		2
Total revenues	$2,238	$2,031	$2,079	10		10		(2)		(2)		(1)

Company restaurant profit	$225	$225	$221	—		—		2		2		4
Company restaurant margin %	23.9%	25.5%	24.0%	(1.6)	ppts.	(1.6)	ppts.	1.5	ppts.	1.5	ppts.	1.6	ppts.

G&A expenses	$174	$158	$181	(11)		(10)		13		13		12
Franchise and property expenses	33	33	38	(3)		(3)		16		15		15
Franchise advertising and other services expense	553	484	481	(14)		(14)		(1)		(1)		(2)
Operating Profit	$758	$696	$683	9		9		2		2		4

				% Increase (Decrease)
Unit Count	2021	2020	2019	2021	2020
Franchise	7,329	6,952	6,895	5	1
Company-owned	462	475	468	(3)	1
Total	7,791	7,427	7,363	5	1

Company sales and Company restaurant margin %

In 2021, the increase in Company sales was driven by same-store sales growth of 7% and unit growth partially offset by refranchising.

In 2021, the decrease in Company restaurant margin percentage was driven by higher restaurant operating costs, principally labor and commodities, partially offset by same-store sales growth.

Franchise and property revenues

In 2021, the increase in Franchise and property revenues was driven by franchise same-store sales growth of 11% and unit growth.

G&A

In 2021, the increase in G&A, excluding the impacts of foreign currency translation, was driven by higher expenses related to our annual incentive compensation programs, higher professional fees and higher charitable contributions, partially offset by lower headcount and lower share-based compensation.

Operating Profit

In 2021, the increase in Operating Profit was driven by same-store sales growth and unit growth, partially offset by higher restaurant operating costs and higher G&A costs.

Pizza Hut Division

The Pizza Hut Division has 18,381 units, 64% of which are located outside the U.S. Over 99% of the Pizza Hut Division units were operated by franchisees as of the end of 2021. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands.

On December 30, 2018, the Company consummated a strategic alliance with Food Delivery Brands Group, S.A. (previously named Telepizza Group S.A. (“Telepizza”)), to be the master franchisee of Pizza Hut in Latin America and portions of Europe, which added approximately 1,300 Telepizza units to our Pizza Hut Division unit count on December 30, 2018. The addition of the Telepizza units positively impacted 2019 Pizza Hut Division system sales growth, excluding the impacts of foreign currency and 53rd week, by 5 percentage points. The impact to Operating Profit for the year ended December 31, 2019, as a result of the strategic alliance was not significant.

				% B/(W)				% B/(W)
				2021				2020
	2021	2020	2019	Reported		Ex FX		Reported		Ex FX		Ex FX and 53rd Week in 2019
System Sales	$12,955	$11,955	$12,900	8		6		(7)		(7)		(6)
Same-Store Sales Growth (Decline) %				7		N/A		(6)		N/A		N/A

Company sales	$46	$76	$54	(40)		(42)		42		41		42
Franchise and property revenues	597	552	597	8		6		(8)		(8)		(7)
Franchise contributions for advertising and other services	385	374	376	3		2		(1)		(1)		1
Total revenues	$1,028	$1,002	$1,027	3		1		(2)		(2)		(1)

Company restaurant profit	$3	$3	$3	(19)		(24)		72		67		69
Company restaurant margin %	6.8%	5.1%	4.2%	1.7	ppts.	1.5	ppts.	0.9	ppts.	0.7	ppts.	0.8	ppts.

G&A expenses	$201	$215	$202	6		7		(7)		(7)		(8)
Franchise and property expenses	11	17	39	37		38		56		56		54
Franchise advertising and other services expense	395	365	367	(8)		(7)		—		—		(1)
Operating Profit	$387	$335	$369	16		13		(9)		(9)		(8)

				% Increase (Decrease)
Unit Count	2021	2020	2019	2021	2020
Franchise	18,359	17,559	18,603	5	(6)
Company-owned	22	80	100	(73)	(20)
Total	18,381	17,639	18,703	4	(6)

Company sales

In 2021, the decrease in Company sales, excluding the impacts of foreign currency translation, was driven by the refranchising of stores in the United Kingdom, partially offset by company same-store sales growth of 7%.

Franchise and property revenues

In 2021, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 7%.

G&A

In 2021, the decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower headcount and lower share-based compensation, partially offset by higher expenses related to our annual incentive compensation programs.

Operating Profit

In 2021, the increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth, lower G&A and current year net bad debt recoveries lapping prior year net bad debt expense for past due franchise receivables, partially offset by higher Franchise advertising and other services expense primarily related to digital and technology expenses.

Habit Burger Grill Division

The Habit Burger Grill Division has 318 units, the vast majority of which are in the U.S. The Company owned 90% of the Habit Burger Grill units in the U.S. as of December 31, 2021.

			% B/(W)
			2021
	2021	2020	Reported	Ex FX
System Sales	$588	$370	59	59
Same-Store Sales Growth %			16	N/A
Total revenues	$525	$347	51	51
Operating Profit (Loss)	$2	$(22)	111	111

			% Increase (Decrease)
Unit Count	2021	2020	2021
Franchise	42	34	24
Company-owned	276	253	9
Total	318	287	11

Corporate & Unallocated

				% B/(W)
(Expense)/Income	2021	2020	2019	2021		2020
Corporate and unallocated G&A	$(260)	$(312)	$(188)	17		(66)
Unallocated Franchise and property expenses	1	(4)	(14)	115		68
Unallocated Refranchising gain (loss) (See Note 5)	35	34	37	2		(9)
Unallocated Other income (expense)	(14)	(146)	(9)	NM		NM
Investment income (expense), net (See Note 5)	86	74	(67)	16		211
Other pension income (expense) (See Note 15)	(7)	(14)	(4)	48		(235)
Interest expense, net	(544)	(543)	(486)	—		(12)
Income tax provision (See Note 18)	(99)	(116)	(79)	15		(48)
Effective tax rate (See Note 18)	5.9%	11.4%	5.7%	5.5	ppts.	(5.7)	ppts.
Corporate and unallocated G&A

In 2021, the decrease in Corporate and unallocated G&A expenses was driven by lapping higher prior year cost for charitable contributions including $50 million related to our “Unlocking Opportunity Initiative” and $25 million related to COVID-19 relief (see Note 5). The decrease was also driven by lapping prior year costs associated with a voluntary early retirement programs offered to our U.S. based employees and a worldwide severance program (see Note 5), offset by higher current year expenses related to our annual incentive compensation programs and increased headcount supporting our technology initiatives.

Unallocated Other income (expense)

Unallocated Other income (expense) for the year ended December 31, 2020, includes a charge of $144 million related to the impairment of Habit Burger Grill goodwill (see Note 3).

Interest expense, net

The increase in Interest expense, net for 2021 was primarily driven by increased outstanding borrowings offset by a lower weighted average-interest rate.

Consolidated Cash Flows

Net cash provided by operating activities was $1,706 million in 2021 versus $1,305 million in 2020. The increase was largely driven by an increase in Operating profit before Special Items, the lapping of charitable contributions reflected as Special Items and an increase in upfront fees received, partially offset by the timing of accounts receivable collections and higher advertising spending.

Net cash used in investing activities was $173 million in 2021 versus $335 million in 2020. The change was primarily driven by the lapping of our prior year acquisition of The Habit Restaurants, Inc., higher refranchising proceeds in the current year and the current year sale of certain mutual fund investments, partially offset by the lapping of prior year proceeds from the sale of our investment in Grubhub, Inc. common stock, the current year acquisition of Dragontail Systems Limited and higher current year capital spending.

Net cash used in financing activities was $1,767 million in 2021 versus $738 million in 2020. The change was primarily driven by higher share repurchases, partially offset by higher net borrowings.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past three years and we expect that to continue to be the case in 2022. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement (see Note 11) that was undrawn as of December 31, 2021. We believe that our ongoing cash from operations, cash on hand, which was approximately $500 million at December 31, 2021, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

Our material cash requirements include the following contractual and other obligations.

Debt Obligations and Interest Payments

As of December 31, 2021, approximately 93%, including the impact of interest rate swaps, of our $11.3 billion of total debt outstanding, excluding finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.2%. We currently target a capital structure which reflects consolidated leverage, net of available cash, of ~5.0x EBITDA and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of December 31, 2021.

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes	$39	$39	$39	$39	$944	$875	$582	$565	$7	$682				$3,811
Credit Agreement	29	34	48	53	662	15	1,398							2,239
Subsidiary Senior Unsecured Notes						750								750
YUM Senior Unsecured Notes		325		600					800	1,050	$1,100	$325	$275	4,475
Total	$68	$398	$87	$692	$1,606	$1,640	$1,980	$565	$807	$1,732	$1,100	$325	$275	$11,275

Interest payments on the outstanding long-term debt in the table above total $3,384 million, with $464 million due within the next twelve months on the outstanding amounts on a nominal basis. The estimated interest payments related to the variable rate portion of our debt are based on current LIBOR interest rates.

See Note 11 for details on the Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

Operating and Finance Leases

Payments required under our operating and finance leases total $1,252 million, of which $141 million is payable within the next 12 months. These amounts are on a nominal basis and include payments related to lease renewal options we are reasonably certain to exercise. These leases relate primarily to approximately 700 Company-owned restaurants and approximately 300 leased restaurants for which we sublease land, building or both to our franchisees. See Note 12.

Capital Expenditures

We remain committed to maintaining our asset light, franchisor model that includes at least a 98% franchise mix. Our allocation strategy for capital expenditures includes:

•Run-rate capital expenditures consisting of company restaurant repairs, maintenance and remodels, support of our digital and technology initiatives and project-specific capital expenditures,
•Targeted new company unit development to spur additional growth that is largely funded through refranchising a comparable number of existing company units, and
•Strategic investments that create incremental value for shareholders and franchisees.

In 2022, we expect that new store investments will exceed refranchising proceeds by $50 to $100 million, primarily driven by our strategy to accelerate growth of the Habit Burger Grill equity estate. This will result in net capital expenditures of approximately $250 million, reflecting up to $350 million of gross capital expenditures and $100 million of refranchising proceeds.

Purchase Obligations

Our purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancellable without penalty. Our purchase obligations relate primarily to marketing, information technology and supply agreements. We have purchase obligations of approximately $420 million at December 31, 2021, with approximately $240 million due within the next 12 months.

In addition to our contractual and other obligations, we seek to pay a competitive dividend and return excess cash to shareholders through share repurchases. As discussed in Note 20, we are also subject to claims and contingencies related to certain tax and legal matters that may require future cash outlays.

Dividends and Share Repurchases

In February 2022, our Board of Directors declared a dividend of $0.57 per share of Common Stock, a 14% increase from the quarterly dividend of $.50 per share of Common Stock paid in 2021. This quarterly dividend will be distributed March 11, 2022 to shareholders of record at the close of business on February 18, 2022, and will total approximately $165 million.

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022 of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2021, we have remaining capacity to repurchase up to $950 million of Common Stock under this authorization. This authorization does not obligate the Company to acquire any specific number of shares.

Contingencies

As discussed in Note 20, as a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, on October 13, 2021, we received a Notice of Proposed Adjustment (“NPA”) from the IRS for the 2014 fiscal year relating to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these reorganizations involved taxable distributions of approximately $6.0 billion. We expect to receive the final Revenue Agent’s Report (“RAR”) including the IRS’s calculation of the tax assessment in early 2022. The amount of additional tax that may be asserted by the IRS in the RAR cannot be quantified at this time; however, based on the NPA, the amount of additional tax to be proposed is expected to be material. We disagree with the IRS’s position as asserted in the NPA and intend to contest it vigorously by filing a protest disputing on multiple grounds any proposed taxes and proceeding to the IRS Office of Appeals.

Also, as discussed in Note 20, on January 29, 2020, we received an order from the Special Director of the Directorate of Enforcement in India imposing a penalty on Yum! Restaurants India Private Limited of approximately Indian Rupee 11 billion, or approximately $150 million, primarily relating to alleged violations of operating conditions imposed in 1993 and 1994. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order remains in effect, and the next hearing is scheduled for March 4, 2022. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

See the Lease Guarantees section of Note 20 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board issued guidance related to reference rate reform. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates, including the impact on our interest rate swaps. As of December 30, 2021, our interest rate swaps which expire in March 2025, had notional amounts of $1.5 billion. These interest rate swaps are designated cash flow hedges. We do not anticipate the impact of adopting this standard will be material to our Financial Statements.

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

In each of the years ended December 31, 2021 and 2019 our primary indicator of potential impairment for our restaurant assets was two consecutive years of operating losses. For the year ended December 31, 2020, as a result of the impacts of the COVID-19 pandemic this indicator was expanded to include restaurants that were open less than two years with cumulative operating losses for the last year or cumulative operating losses since the store open date if open less than one year.

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. Our most significant indefinite-lived intangible asset is our Habit Burger Grill brand asset with a book value of $96 million at December 31, 2021. As of our fourth quarter 2021 annual impairment testing date, the Habit Burger Grill’s forecasted results have improved from those used in determining the brand asset fair value as part of the prior year impairment test. As such, the fair values of all of our indefinite-lived intangible assets at December 31, 2021, were in excess of their respective carrying values and no impairment was recorded.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our business units (which are aligned based on geography) in our KFC, Taco Bell, Pizza Hut and Habit Burger Grill Divisions. Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from franchise royalties and Company-owned restaurant operations, if any. Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit.

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

The fair values of all our reporting units with goodwill balances were in excess of their respective carrying values as of our fourth quarter 2021 goodwill testing date, with all but the Habit Burger Grill reporting unit having fair values that were substantially in excess of their respective carrying values as of the 2021 goodwill testing date. As it relates to our Habit Burger Grill reporting unit, assumptions for unit growth and same-store sales growth utilized in the fourth quarter 2021 annual impairment test improved as compared to the prior year impairment test, due in large part to the continued recovery from the impacts of COVID-19. As such, the fair value of the reporting unit increased versus prior year.

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

During 2021, refranchising activity completed by the Company was limited and the write-off of goodwill associated with these transactions was approximately $3 million.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $1,069 million and a fair value of plan assets of $1,010 million at December 31, 2021.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 3.00% at December 31, 2021.  The primary basis for this discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or Standard & Poor's ("S&P") with cash flows that mirror our expected benefit payment cash flows under the plans.  We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody's and S&P) and bonds with yields that were two standard deviations or more above the mean.  In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year.  Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year.  The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate.  We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $65 million at our measurement date.  Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $72 million at our measurement date.

The net periodic benefit cost we will record in 2022 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date.  We expect net periodic benefit cost for our U.S. plans to decrease approximately $8 million in 2022.  A 50 basis-point change in our discount rate assumption at our 2021 measurement date would impact our 2022 U.S. net periodic benefit cost by approximately $6 million. The impacts of changes in net periodic benefit costs are reflected primarily in Other pension (income) expense.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical and expected future returns for each asset category.  Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2022 pension expense, at December 31, 2021, was 5.40%, net of administrative and investment fees paid from plan assets.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon.  A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2022 U.S. net periodic benefit cost by approximately $9 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 5.40% will impact our unrecognized pre-tax actuarial net loss by approximately $9 million.

A decrease in discount rates over time has largely contributed to an unrecognized pre-tax actuarial net loss of $33 million included in Accumulated other comprehensive income for these U.S. plans at December 31, 2021.  We will recognize approximately $11 million of such loss in net periodic benefit cost in 2022 versus $14 million recognized in 2021.

Income Taxes

At December 31, 2021, we had valuation allowances of $462 million to reduce our $1,541 million of deferred tax assets to amounts that are more likely than not to be realized. The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal, state and foreign jurisdictions and net operating losses in certain foreign jurisdictions, the majority of which do not expire. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions, carryforward periods, restrictions on usage and prudent and feasible tax planning strategies. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies and refranchising plans. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At December 31, 2021, we had $116 million of unrecognized tax benefits, $75 million of which would impact the effective tax rate if recognized. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

Repatriation of earnings generated after December 31, 2017, will generally be eligible for the 100% dividends received deduction or considered a distribution of previously taxed income and, therefore, exempt from U.S. federal tax. Undistributed foreign earnings may still be subject to certain state and foreign income and withholding taxes upon repatriation. Subject to limited exceptions, we do not intend to indefinitely reinvest our unremitted earnings outside the U.S. Thus, we have provided taxes, including any U.S. federal and state income, foreign income, or foreign withholding taxes on the majority of our unremitted earnings. In jurisdictions where we do intend to indefinitely reinvest our unremitted earnings, we would be required to accrue and pay applicable income taxes (if any) and foreign withholding taxes if the funds were repatriated in taxable transactions. We believe any such taxes would be immaterial.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S. Our outstanding total debt, excluding finance leases and debt issuance costs and discounts, of $11.3 billion includes 80% fixed-rate debt and 20% variable-rate debt. We have attempted to minimize the interest rate risk from variable-rate debt through the use of interest rate swaps that, as of December 31, 2021, result in a fixed interest rate on $1.5 billion of our variable-rate debt. As a result, approximately 93% of our $11.3 billion of outstanding debt at December 31, 2021, is effectively fixed-rate debt. See Note 11 for details on our outstanding debt and Note 13 for details related to interest rate swaps.

At December 31, 2021, a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period after consideration of the aforementioned interest rate swaps, in an increase of approximately $7 million in Interest expense, net within our Consolidated Statement of Income. These estimated amounts are based upon the current level of variable-rate debt that has not been swapped to fixed and assume no changes in the volume or composition of that debt and exclude any impact from interest income related to cash and cash equivalents.

The fair value of our cumulative fixed-rate debt of $9.5 billion as of December 31, 2021, would decrease approximately $565 million as a result of the same hypothetical 100 basis-point increase. At December 31, 2021, a hypothetical 100 basis-point increase in short-term interest rates would decrease the liability associated with the fair value of our interest rate swaps by approximately $46 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the durations.

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

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.1 billion as of December 31, 2021. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 31, 2021, Operating Profit would have decreased approximately $145 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes, local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs at our Company-operated restaurants as a result of market risk associated with commodity prices.  Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  We manage our exposure to this risk primarily through pricing agreements with our vendors.

Equity Investment Risk

YUM holds approximately 53 million shares of Devyani International Limited (“Devyani”) common stock (See Note 5). As of December 31, 2021, the National Stock Exchange of India Limited composite closing sales price of Devyani was Indian Rupee 165.05. A hypothetical 10% decline in the price of these shares would result in a $12 million decrease in the fair value of these investments, which would be reflected as a charge in Investment (income) expense, net within our Consolidated Statements of Income. The effects of changes in market prices for equity securities are unpredictable, which could cause significant fluctuations in our quarterly and annual results.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum! Brands, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ deficit for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of unrecognized tax benefits

As discussed in Note 18 to the consolidated financial statements, the Company has recorded unrecognized tax benefits, excluding associated interest, of $116 million. Tax laws are complex and often subject to different interpretations by taxpayers and the respective taxing authorities.

We identified the evaluation of the Company’s unrecognized tax benefits as a critical audit matter. Subjective and complex auditor judgment was required to evaluate tax law and regulations, court rulings and audit settlements in the related taxing jurisdictions to determine the population of significant uncertain tax positions identified by the Company arising from tax planning strategies.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process for identification of uncertain tax positions. This included controls related to (1) identifying tax planning strategies that create significant uncertain tax positions, (2) evaluating interpretations of tax laws and court rulings, and (3) assessing which tax positions may not be sustained upon examination by a taxing authority. We involved tax professionals with specialized skills and knowledge who assisted in:

•Obtaining an understanding of the Company’s tax planning strategies;

•Identifying tax positions created by tax planning strategies and comparing the results to the Company’s identification of uncertain tax positions;

•Evaluating the Company’s interpretation of tax laws and court rulings by developing an independent assessment; and

•Performing an independent assessment to identify tax positions that may not be sustained upon examination by the respective taxing authority and comparing the results to the Company’s assessment.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Louisville, Kentucky
February 22, 2022

Consolidated Statements of Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2021, 2020 and 2019
(in millions, except per share data)
	2021	2020	2019
Revenues
Company sales	$2,106	$1,810	$1,546
Franchise and property revenues	2,900	2,510	2,660
Franchise contributions for advertising and other services	1,578	1,332	1,391
Total revenues	6,584	5,652	5,597
Costs and Expenses, Net
Company restaurant expenses	1,725	1,506	1,235
General and administrative expenses	1,060	1,064	917
Franchise and property expenses	117	145	180
Franchise advertising and other services expense	1,576	1,314	1,368
Refranchising (gain) loss	(35)	(34)	(37)
Other (income) expense	2	154	4
Total costs and expenses, net	4,445	4,149	3,667

Operating Profit	2,139	1,503	1,930
Investment (income) expense, net	(86)	(74)	67
Other pension (income) expense	7	14	4
Interest expense, net	544	543	486
Income before income taxes	1,674	1,020	1,373
Income tax provision	99	116	79
Net Income	$1,575	$904	$1,294

Basic Earnings Per Common Share	$5.30	$2.99	$4.23

Diluted Earnings Per Common Share	$5.21	$2.94	$4.14

Dividends Declared Per Common Share	$2.00	$1.88	$1.68

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2021, 2020 and 2019
(in millions)

	2021	2020	2019

Net Income	$1,575	$904	$1,294
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	(24)	39	28
Reclassifications of adjustments and (gains) losses into Net Income	—	—	—
	(24)	39	28
Tax (expense) benefit	—	—	(4)
	(24)	39	24

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	65	(8)	(39)
Reclassification of (gains) losses into Net Income	16	18	10
	81	10	(29)
Tax (expense) benefit	(19)	(2)	7
	62	8	(22)

Changes in derivative instruments
Unrealized gains (losses) arising during the year	34	(99)	(51)
Reclassification of (gains) losses into Net Income	28	6	(25)
	62	(93)	(76)
Tax (expense) benefit	(14)	23	20
	48	(70)	(56)

Other comprehensive income (loss), net of tax	86	(23)	(54)
Comprehensive Income	$1,661	$881	$1,240

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2021, 2020 and 2019
(in millions)
	2021	2020	2019
Cash Flows – Operating Activities
Net Income	$1,575	$904	$1,294
Depreciation and amortization	164	146	112
Impairment and closure expense	19	172	5
Refranchising (gain) loss	(35)	(34)	(37)
Investment (income) expense, net	(86)	(74)	67
Deferred income taxes	(200)	(65)	(232)
Share-based compensation expense	75	97	59
Changes in accounts and notes receivable	(46)	62	(56)
Changes in prepaid expenses and other current assets	(33)	8	(8)
Changes in accounts payable and other current liabilities	122	128	(36)
Changes in income taxes payable	(41)	(110)	23
Other, net	192	71	124
Net Cash Provided by Operating Activities	1,706	1,305	1,315
Cash Flows – Investing Activities
Capital spending	(230)	(160)	(196)
Acquisition of The Habit Restaurants, Inc., net of cash acquired	—	(408)	—
Proceeds from sale of investment in Grubhub, Inc. common stock	—	206	—
Proceeds from refranchising of restaurants	85	19	110
Other, net	(28)	8	(2)
Net Cash Used in Investing Activities	(173)	(335)	(88)
Cash Flows – Financing Activities
Proceeds from long-term debt	4,150	1,650	800
Repayments of long-term debt	(3,657)	(1,517)	(331)
Revolving credit facilities, three months or less, net	—	—	—
Short-term borrowings, by original maturity
More than three months – proceeds	—	95	130
More than three months – payments	—	(100)	(126)
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(1,591)	(239)	(815)
Dividends paid on Common Stock	(592)	(566)	(511)
Debt issuance costs	(37)	(20)	(10)
Other, net	(40)	(41)	(75)
Net Cash Used in Financing Activities	(1,767)	(738)	(938)
Effect of Exchange Rate on Cash and Cash Equivalents	(19)	24	5
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(253)	256	294
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – Beginning of Year	1,024	768	474
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – End of Year	$771	$1,024	$768

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Yum! Brands, Inc. and Subsidiaries
December 31, 2021 and 2020
(in millions)
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$486	$730
Accounts and notes receivable, net	596	534
Prepaid expenses and other current assets	450	425
Total Current Assets	1,532	1,689

Property, plant and equipment, net	1,207	1,235
Goodwill	657	597
Intangible assets, net	359	343
Other assets	1,487	1,435
Deferred income taxes	724	553
Total Assets	$5,966	$5,852

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,334	$1,189
Income taxes payable	13	33
Short-term borrowings	68	453
Total Current Liabilities	1,415	1,675

Long-term debt	11,178	10,272
Other liabilities and deferred credits	1,746	1,796
Total Liabilities	14,339	13,743

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 289 shares and 300 shares issued in 2021 and 2020, respectively	—	—
Accumulated deficit	(8,048)	(7,480)
Accumulated other comprehensive loss	(325)	(411)
Total Shareholders’ Deficit	(8,373)	(7,891)
Total Liabilities and Shareholders’ Deficit	$5,966	$5,852

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Deficit
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2021, 2020 and 2019
(in millions)
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2018	306	$—	$(7,592)	$(334)	$(7,926)

Net Income			1,294		1,294
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature (net of tax impact of $4 million)				24	24
Pension and post-retirement benefit plans (net of tax impact of $7 million)				(22)	(22)
Net loss on derivative instruments (net of tax impact of $20 million)				(56)	(56)
Comprehensive Income					1,240
Dividends declared			(514)		(514)
Repurchase of shares of Common Stock	(8)	(14)	(796)		(810)
Employee share-based award exercises	2	(57)	(18)		(75)
Share-based compensation events		71			71
Adoption of accounting standards			(2)		(2)
Balance at December 31, 2019	300	$—	$(7,628)	$(388)	$(8,016)

Net Income			904		904
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				39	39
Pension and post-retirement benefit plans (net of tax impact of $2 million)				8	8
Net loss on derivative instruments (net of tax impact of $23 million)				(70)	(70)
Comprehensive Income					881
Dividends declared			(569)		(569)
Repurchase of shares of Common Stock	(2)	(71)	(179)		(250)
Employee share-based award exercises	2	(41)			(41)
Share-based compensation events		112			112
Adoption of accounting standards			(8)		(8)
Balance at December 31, 2020	300	$—	$(7,480)	$(411)	$(7,891)

Net Income			1,575		1,575
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(24)	(24)
Pension and post-retirement benefit plans (net of tax impact of $19 million)				62	62
Net gain on derivative instruments (net of tax impact of $14 million)				48	48
Comprehensive Income					1,661
Dividends declared			(594)		(594)
Repurchase of shares of Common Stock	(13)	(31)	(1,549)		(1,580)
Employee share-based award exercises	2	(50)			(50)
Share-based compensation events		81			81
Balance at December 31, 2021	289	$—	$(8,048)	$(325)	$(8,373)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 53,000 restaurants in 157 countries and territories primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the "Concepts"). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza food categories. The Habit Burger Grill, a concept we acquired in March 2020, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2021, 98% of our restaurants were owned and operated by franchisees.

Through our widely-recognized Concepts, we develop, operate or franchise a system of both traditional and non-traditional restaurants. The terms "franchise" or "franchisee" within these Consolidated Financial Statements are meant to describe third parties that operate units under either franchise or license agreements. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru service. Non-traditional units include express units which have a more limited menu and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. As of December 31, 2021, over 45,000 of our restaurants are also currently offering delivery. We also operate or franchise multibrand units, where two or more of our Concepts are operated in a single unit.

As of December 31, 2021, YUM consisted of four operating segments:

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

Our most significant variable interests are in certain entities that operate restaurants under our Concepts’ franchise arrangements.  We do not typically provide significant financial support such as loans or guarantees to our franchisees.  Thus, our most significant variable interests in franchisees result from real estate lease arrangements to which we are a party.  At the end of 2021, YUM has future lease payments due from certain franchisees, on a nominal basis, of approximately $1 billion, and we are secondarily liable on certain other lease agreements that have been assigned to certain franchisees. See the Lease Guarantees section in Note 20. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

We do not have an equity interest in any of our franchisee businesses except for a minority interest in an entity, Devyani International Limited (“Devyani”), that owns our KFC India and Pizza Hut India master franchisee rights, a minority interest in an entity that owns our KFC Brazil and Pizza Hut Brazil master franchisee rights and a minority interest in an entity that operates Taco Bell franchised units in India. These minority interests do not give us the ability to significantly influence these entities. We account for our investment in Devyani and the entity that owns our KFC Brazil and Pizza Hut Brazil master franchisee rights as equity securities. When the fair value of these equity securities is readily determinable we record changes in fair value in Investment (income) expense, net. When the fair value of these equity securities is not readily determinable we apply the measurement alternative in accordance with Accounting Standards Codification (“ASC”) Topic 321 and, when applicable, record fair value changes from observable prices as well as impairment in Investment (income) expense, net. We account for our investment in the entity that operates Taco Bell units in India as an available-for-sale debt security. This available-for-sale debt security is carried at fair value with unrealized gains and losses, net of tax, included as a component of Other comprehensive income (loss), on the Consolidated Statements of Comprehensive Income.

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

Fiscal Year.  YUM's fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. The majority of our U.S. subsidiaries and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consists of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. Our Habit Burger Grill subsidiaries operate on a weekly periodic calendar where each quarter consists of 13 weeks, except in fiscal years with 53 weeks when the fourth quarter consists of 14 weeks. Our remaining international subsidiaries operate on a monthly calendar similar to that on which YUM operates.

Fiscal year 2019 included 53 weeks for our U.S. businesses and for our international subsidiaries that reported on a period calendar. The 53rd week added $66 million to Total revenues, $24 million to Operating Profit and $17 million to Net Income in our 2019 Consolidated Statement of Income.

Our next fiscal year scheduled to include a 53rd week for our period calendar reporters is 2024.

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the U.S. are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2021, net cumulative translation adjustment losses of $206 million are recorded in Accumulated other comprehensive income ("AOCI") in the Consolidated Balance Sheet.

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

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2021. These reclassifications had no effect on previously reported Net Income.

Revenue Recognition. Below is a discussion of how our revenues are earned, our accounting policies pertaining to revenue recognition under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) and other required disclosures.

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

Additionally, from time-to-time we provide consideration to franchisees in the form of cash (e.g. cash payments to offset new build costs) or other incentives (e.g. free or subsidized equipment) with the intent to drive new unit development or same-store sales growth that will result in higher future revenues for the Company. Such payments are capitalized and presented within Prepaid expense and other current assets or Other assets. These assets are being amortized as a reduction in Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates.

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

Franchise Contributions for Advertising and Other Services

Advertising Cooperatives

We have determined we act as a principal in the transactions entered into by the advertising cooperatives we are required to consolidate based on our responsibility to define the nature of the goods or services provided and/or our commitment to pay for advertising services in advance of the related franchisee contributions. Additionally, we have determined the advertising services provided to franchisees are highly interrelated with the franchise right and therefore not distinct. Franchisees remit to these consolidated advertising cooperatives a percentage of restaurant sales as consideration for providing the advertising services. As a result, revenues for advertising services are recognized when the related franchise restaurant sales occur based on the application of the sales-based royalty exception within Topic 606. Revenues for these services are typically billed and received on a monthly basis.

Other Goods or Services

On a much more limited basis, we provide goods or services to certain franchisees that are individually distinct from the franchise right because they do not require integration with other goods or services we provide. Such arrangements typically relate to technology, supply chain and quality assurance services. The extent to which we provide such goods or services varies by brand, geographic region and, in some instances, franchisee. In instances where we rely on third parties to provide goods or services to franchisees at our direction, we have determined we act as a principal in these transactions. These revenues are recognized as the goods or services are transferred to the franchisee.

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

The costs we incur to provide support services to our franchisees for which we do not receive a reimbursement are charged to General and administrative expenses (“G&A”) as incurred. Expenses related to the provisioning of goods or services for which we receive reimbursement for all or substantially all of the expense amount from a franchisee are recorded in Franchise advertising and other services expense (the associated revenue is recorded within Franchise contributions for advertising and other services as described above). The majority of these expenses relate to advertising and are incurred on behalf of franchisees by the advertising cooperatives we are required to consolidate. These expenses are accounted for as described in the Advertising Costs policy below. For such expenses that do not relate to advertising the expenses are recognized as incurred.

Advertising Costs. To the extent we participate in advertising cooperatives, we, like our participating franchisees, are required to make contributions. Our contributions are based on a percentage of sales of our participating Company restaurants. These contributions as well as direct marketing costs we may incur outside of a cooperative related to Company restaurants are recorded within Company restaurant expenses. Advertising expense included in Company restaurant expenses totaled $84 million, $68 million and $73 million in 2021, 2020 and 2019, respectively.

To the extent we consolidate advertising cooperatives, we incur advertising expense as a result of our obligation to spend franchisee contributions to those cooperatives (see above for our accounting for these contributions). Such advertising expense is recorded in Franchise advertising and other services expense and totaled $1,264 million, $1,079 million and $1,133 million in 2021, 2020 and 2019, respectively. At the end of each fiscal year additional advertising costs are accrued to the extent advertising revenues exceed the related advertising expense to date, as we are obligated to expend such amounts on advertising.

From time to time, we may make the decision to incur discretionary advertising expenditures on behalf of franchised restaurants. Such amounts are recorded within Franchise and property expenses and totaled $11 million, $10 million and $10 million in 2021, 2020 and 2019, respectively.

To the extent the advertising cooperatives we are required to consolidate are unable to collect amounts due from franchisees they incur bad debt expense. In 2021 and 2020 we recorded $6 million and $7 million in net recoveries, respectively, and in 2019 we recorded $19 million in net provisions, within Franchise advertising and other services expense related to recoveries on and provisions for uncollectible franchisee receivables. To the extent our consolidated advertising cooperatives have a provision or recovery for bad debt expense, the cooperative’s advertising spend obligation is adjusted such that there is no net impact within our Financial Statements.

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

Guarantees.  We recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.  Additionally, effective January 1, 2020, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (“Topic 326”) which required that we also recognize as a liability the expected credit losses over the life of such guarantees. As a result of the adoption of Topic 326, we recorded a cumulative adjustment to Accumulated deficit of $8 million to establish such expected credit loss liability for our outstanding guarantees.

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

Receivables. The Company’s receivables are primarily generated from ongoing business relationships with our franchisees as a result of franchise agreements, including contributions due to advertising cooperatives we consolidate.  These receivables from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net on our Consolidated Balance Sheet. Effective with the adoption of Topic 326 on January 1, 2020, our receivables are now stated net of expected credit losses. The impact to our net receivables as a result of adopting the standard was not significant. Expected credit losses for uncollectible franchisee receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions we consider include pre-defined aging criteria as well as specified events that indicate we may not collect the balance due. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available data regarding default probability.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is dependent upon future economic events and other conditions that may be beyond our control.  Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

We recorded $8 million of net bad debt recoveries in 2021 and $12 million and $24 million of net bad debt expense in 2020 and 2019, respectively, within Franchise and property expenses related to continuing fees, initial fees and rent receivables from our franchisees.

Accounts and notes receivable as well as the Allowance for doubtful accounts, including balances attributable to our consolidated advertising cooperatives, as of December 31, 2021 and 2020, respectively, are as follows:

	2021	2020
Accounts and notes receivable	$632	$579
Allowance for doubtful accounts	(36)	(45)
Accounts and notes receivable, net	$596	$534

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time-to-time.  As these receivables primarily relate to our ongoing business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable, net while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $68 million (net of an allowance of less than $1 million) and $72 million (net of an allowance of less than $5 million) at December 31, 2021, and December 31, 2020, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

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

Leases and Leasehold Improvements.  We adopted ASU No. 2016-02, Leases (“Topic 842”) as of the beginning of the year ended December 31, 2019, using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of 2019. The cumulative effect of this transition was recorded as an increase to Accumulated deficit of $2 million as of this date. We lease land, buildings or both for certain of our Company-operated restaurants and restaurant support centers worldwide. Rental expense for leased Company-operated restaurants is presented in our Consolidated Statements of Income within Company restaurant expenses and rental expense for restaurant support centers is presented within G&A. The length of our lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as finance or operating as well as the timing of recognition of rent expense over the duration of the lease. We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably certain at the commencement of the lease. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements that might be impaired if we choose not to continue the use of the leased property. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease. We expense rent associated with leased land or buildings while a restaurant is being constructed whether rent is paid or we are subject to a rent holiday.  Our leasing activity for other assets, including equipment, is not significant.

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

Goodwill and Intangible Assets.  From time-to-time, the Company acquires restaurants from one of our Concept’s franchisees or acquires another business.  Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets and liabilities assumed.  Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing.  Our reporting units are our business units (which are aligned based on geography) in our KFC, Taco Bell, Pizza Hut and Habit Burger Grill Divisions.

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

Derivative Financial Instruments. We use derivative instruments primarily to hedge interest rate and foreign currency risks, and to reduce our exposure to market-driven charges in certain of the liabilities associated with employee compensation deferrals into our Executive Income Deferral (“EID”) Plan. These derivative contracts are entered into with financial institutions. We do not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2021 and December 31, 2020, all of the counterparties to our interest rate swaps and foreign currency forwards had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time-to-time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, or other deductions to Common Stock such as shares cancelled upon employee share-based award exercises, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases, or other deductions to Common Stock as an addition to Accumulated deficit.  Due to the large number of share repurchases of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $1,549 million, $179 million and $796 million in share repurchases in 2021, 2020 and 2019, respectively, were recorded as an addition to Accumulated deficit. Additionally, $18 million related to shares cancelled upon employee share-based award exercises in 2019 were recorded as an addition to Accumulated deficit. See Note 17 for additional information on our share repurchases.

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

The net periodic benefit costs associated with the Company's defined benefit pension and post-retirement medical plans are determined using assumptions regarding the projected benefit obligation and, for funded plans, the market-related value of plan assets as of the beginning of each year, or remeasurement period if applicable. We record the service cost component of net periodic benefit costs in G&A. Non-service cost components are recorded in Other pension (income) expense. We have elected to use a market-related value of plan assets to calculate the expected return on assets, net of administrative and investment fees paid from plan assets, in net periodic benefit costs. For each individual plan we amortize into pension expense the net amounts in AOCI, as adjusted for the difference between the fair value and market-related value of plan assets, to the extent that such amounts exceed 10% of the greater of a plan’s projected benefit obligation or market-related value of assets, over the remaining service period of active participants in the plan or, for plans with no active participants, over the expected average life expectancy of the inactive participants in the plan. The market-related value of plan assets is the fair value of plan assets as of the beginning of each year adjusted for variances between actual returns and expected returns. We attribute such variances to the market-related value of plan assets evenly over five years.

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

Note 3 - Acquisitions

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

Total cash consideration paid in connection with the acquisition was $408 million, net of acquired cash of $20 million. The acquisition was accounted for as a business combination using the acquisition method of accounting. During the quarter ended March 31, 2021, we finalized our estimate of the fair value of the net assets acquired, which resulted in goodwill being reduced by $15 million compared to the initial fair value estimate recorded in the quarter ended March 31, 2020 ($2 million of this reduction was recorded in the quarter ended March 31, 2021). This final allocation of consideration to the net tangible and intangible assets acquired upon the March 18, 2020 acquisition is presented in the table below.

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

Dragontail Systems Acquisition

On September 7, 2021, we completed the acquisition of Dragontail Systems Limited (“Dragontail”). The Dragontail acquisition advances our digital capabilities and its AI-based integrated kitchen order management and delivery technologies are intended to strengthen store operations, enhance the customer experience and make it easier for team members to run a restaurant. Total cash consideration paid in connection with the acquisition was $66 million, net of cash acquired of $3 million. This net consideration has been classified within Other, net cash flows from investing activities within our Consolidated Statements of Cash Flows.

The acquisition was accounted for as a business combination using the acquisition method of accounting. The primary assets recorded as a result of the preliminary purchase price allocation were goodwill of $57 million and amortizable intangible assets of $11 million. The amortizable intangible assets, which consist of software, have an estimated weighted average useful life of 7 years. The goodwill recorded resulted from synergies expected to be achieved through leveraging our scale and resources to enhance these technologies and deploy them globally to our brands and franchisees over time. Goodwill recognized from the Dragontail acquisition is non-deductible for tax purposes and has been allocated to our reporting units within the Pizza Hut Division operating segment that are expected to most benefit from the Dragontail acquisition. The purchase price allocation for Dragontail is preliminary and subject to completion of valuation analyses.

The financial results of Dragontail have been included in our Consolidated Financial Statements since the date of the acquisition but did not significantly impact our results for the year ended December 31, 2021. The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2020 would not have been significant. The direct transaction costs associated with the acquisition were also not material and were expensed as incurred.

Note 4 – Earnings Per Common Share (“EPS”)

	2021	2020	2019
Net Income	$1,575	$904	$1,294
Weighted-average common shares outstanding (for basic calculation)	297	302	306
Effect of dilutive share-based employee compensation	5	5	7
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	302	307	313

Basic EPS	$5.30	$2.99	$4.23

Diluted EPS	$5.21	$2.94	$4.14
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.1	4.8	2.0

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 5 – Items Affecting Comparability of Net Income and Cash Flows

Refranchising (Gain) Loss

The Refranchising (gain) loss by our Divisional reportable segments is presented below. Given the size and volatility of refranchising initiatives, our chief operating decision maker (“CODM”) does not consider the impact of Refranchising (gain) loss when assessing Divisional segment performance. As such, we do not allocate such gains and losses to our Divisional segments for performance reporting purposes.

During the years ended December 31, 2021, 2020 and 2019, we refranchised 83, 97 and 25 restaurants, respectively.  Additionally, during the years ended December 31, 2021, 2020 and 2019, we sold certain restaurant assets associated with existing franchise restaurants to the franchisee. We received $85 million, $19 million and $110 million in pre-tax cash refranchising proceeds in 2021, 2020 and 2019, respectively, as a result of the sales of these restaurants and restaurant assets. In 2020, we also received as refranchising proceeds minority interests in Devyani International Limited (“Devyani”), as discussed further below. At the time of the refranchisings, these minority interests had fair values estimated to be $31 million. In 2019, we also received as refranchising proceeds a minority interest in an entity that owns our KFC and Pizza Hut master franchisee rights in Brazil. At the time of refranchising, the fair value of this minority interest was estimated to be $6 million.

A summary of Refranchising (gain) loss is as follows:

	Refranchising (gain) loss
	2021	2020	2019
KFC Division	$(1)	$(33)	$(6)
Taco Bell Division	(29)	(2)	(31)
Pizza Hut Division	1	1	—
Habit Burger Grill Division	(6)	—	—
Worldwide	$(35)	$(34)	$(37)

Unlocking Opportunity Initiative

On June 24, 2020, the Yum! Brands, Inc. Board of Directors approved the establishment of the Company’s new global “Unlocking Opportunity Initiative” including a $100 million investment over the next five years to fight inequality by unlocking opportunities for employees, restaurant team members and communities. The Company contributed $50 million in the second quarter of 2020 to Yum! Brands Foundation, Inc. (a stand-alone, not-for-profit organization that is not consolidated in the Company's results) as part of these efforts and investment. As a result of the size and specific nature of this contribution the associated General and administrative expense was not allocated to any of our segment operating results for performance reporting purposes.

COVID-19 Relief

During the year ended December 31, 2020, we recorded a charge of $25 million related to a contribution made to Yum! Brands Foundation, Inc. expected to fund past and anticipated payments for COVID-19 relief provided to restaurant-level employees within the YUM system diagnosed with COVID-19 or acting as the primary caregiver for someone diagnosed with COVID-19. As a result of the size and specific nature of this contribution the associated General and administrative expense was not allocated to any of our segment operating results for performance reporting purposes.

Resource Optimization

During the year ended December 31, 2021, we recorded charges of $7 million to General and administrative expenses and $2 million to Other (income) expense and we recorded a credit of $1 million to Other pension (income) expense related to a resource optimization program initiated in the third quarter of 2020. During the year ended December 31, 2020, we recorded charges of $36 million to General and administrative expenses and $2 million to Other pension (income) expense related to this resource optimization program.

The charges incurred as a result of this program were primarily associated with a voluntary retirement program offered to our U.S. based employees and a worldwide severance program. This program is part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. These critical areas include accelerating our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. Due to their scope and size, these costs were not allocated to any of our segment operating results for performance reporting purposes.

Investment in Devyani

In 2020, we received an approximate 5% minority interest in Devyani, an entity that operates KFC and Pizza Hut franchised units in India. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. At the time of the refranchisings, the fair value of this minority interest was estimated to be approximately $31 million. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of this investment became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net in our Consolidated Statements of Income and recognized pre-tax investment income of $87 million, in the year ended December 31, 2021 (see Note 14).

Refinancing of Credit Agreement and Redemption of Subsidiary Senior Unsecured Notes

On March 15, 2021, certain subsidiaries of the Company completed a refinancing of our Credit Agreement. As a result, fees expensed of $4 million as well as previously recorded unamortized debt issuance costs written off of $8 million were recognized within Interest expense, net.

On April 23, 2021, certain subsidiaries of the Company issued a notice of redemption for June 1, 2021, for $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due in 2026. The redemption amount was equal to 102.625% of the $1,050 million aggregate principal amount redeemed, reflecting a $28 million “call premium”. We recognized the call premium and the write-off of $6 million of unamortized debt issuance costs associated with the notes within Interest expense, net.

On September 9, 2020, certain subsidiaries of the Company issued a notice of redemption for $1,050 million aggregate principal amount of 5.00% Subsidiary Senior Unsecured Notes due in 2024. The redemption amount included a $26 million call premium plus accrued and unpaid interest to the date of redemption of October 9, 2020. We recorded the call premium, $6 million of unamortized debt issuance costs associated with the notes and $2 million of accrued and unpaid interest associated with the period of time from prepayment of the notes with the trustee on September 25, 2020, to their redemption date within Interest expense, net.

See Note 11 for further discussion of the Credit Agreement and Subsidiary Senior Unsecured Notes.

Investment in Grubhub, Inc. ("Grubhub")

In April of 2018 we purchased 2.8 million shares of Grubhub common stock for $200 million. In the quarter ended September 30, 2020, we sold our entire investment in Grubhub and received proceeds of $206 million. While we held our investment in Grubhub common stock we recognized changes in the fair value in our investment in our Consolidated Statements of Income. For the years ended December 31, 2020 and 2019, we recognized pre-tax investment income of $69 million and pre-tax investment expense of $77 million, respectively.

Income Tax Matters

In December of 2019, we completed intra-entity transfers of certain intellectual property (“IP”) rights. As a result of the transfer of certain of these rights, largely to subsidiaries in the United Kingdom (“UK”), we received a step-up in tax basis to current fair value under applicable tax law. To the extent this step-up in tax basis was amortizable against future taxable income, we recognized a one-time deferred tax benefit of $226 million in the quarter ended December 31, 2019. Additionally, we recognized a related deferred tax benefit of $3 million in the year ended December 31, 2020.

On July 22, 2020, the UK Finance Act 2020 was enacted resulting in an increase in the UK corporate tax rate from 17% to 19%. As a result, in the year ended December 31, 2020, we remeasured the related deferred tax assets originally recorded as described above and recognized an additional $25 million deferred tax benefit.

On June 10, 2021, the UK Finance Act 2021 was enacted resulting in an increase in the UK corporate income tax rate from 19% to 25%. As a result, in the year ended December 31, 2021, we remeasured the related deferred tax assets originally recorded as described above and recognized an additional $64 million deferred tax benefit.

In July 2021, we concentrated management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland (the “KFC Europe Reorganization”). Concurrent with this change in management responsibility, we have completed intra-entity transfers of certain KFC IP rights from subsidiaries in the UK to subsidiaries in Switzerland. With the transfers of these rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a net one-time deferred tax benefit of $152 million in the year ended December 31, 2021.

In December 2021, we continued our KFC Europe Reorganization and completed intra-entity transfers of additional European KFC IP rights from subsidiaries in the U.S. to subsidiaries in Switzerland. With the transfers of these additional rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a net one-time deferred tax benefit of $35 million in the year ended December 31, 2021.

See Note 18.

Note 6 – Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$65	$944	$21	$520	$1,550
Franchise revenues	198	661	279	4	1,142
Property revenues	14	44	5	—	63
Franchise contributions for advertising and other services	28	545	317	1	891

China
Franchise revenues	235	—	62	—	297

Other
Company sales	531	—	25	—	556
Franchise revenues	1,049	37	249	—	1,335
Property revenues	61	—	2	—	63
Franchise contributions for advertising and other services	612	7	68	—	687
	$2,793	$2,238	$1,028	$525	$6,584

	2020
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$60	$882	$21	$346	$1,309
Franchise revenues	184	593	272	1	1,050
Property revenues	16	44	5	—	65
Franchise contributions for advertising and other services	18	483	317	—	818

China
Franchise revenues	204	—	51	—	255

Other
Company sales	446	—	55	—	501
Franchise revenues	833	25	222	—	1,080
Property revenues	58	—	2	—	60
Franchise contributions for advertising and other services	453	4	57	—	514
	$2,272	$2,031	$1,002	$347	$5,652

	2019
	KFC Division	Taco Bell Division	Pizza Hut Division	Total
U.S.
Company sales	$74	$919	$21	$1,014
Franchise revenues	175	602	282	1,059
Property revenues	20	44	6	70
Franchise contributions for advertising and other services	10	483	318	811

China
Franchise revenues	214	—	60	274

Other
Company sales	497	2	33	532
Franchise revenues	912	27	246	1,185
Property revenues	69	—	3	72
Franchise contributions for advertising and other services	520	2	58	580
	$2,491	$2,079	$1,027	$5,597

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits on our Consolidated Balance Sheet. A summary of significant changes to the contract liability balance during 2021 and 2020 is presented below.

Deferred Franchise Fees
Balance at December 31, 2019	$441
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(76)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	53
Other(a)	(3)
Balance at December 31, 2020	$415
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(74)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	87
Other(a)	(7)
Balance at December 31, 2021	$421

(a)    Includes impact of foreign currency translation, as well as, in 2021, the recognition of deferred franchise fees into Refranchising (gain) loss upon the modification of existing franchise agreements when entering into master franchise agreements.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$68
1 - 2 years	61
2 - 3 years	57
3 - 4 years	50
4 - 5 years	44
Thereafter	141
Total	$421

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Note 7 – Supplemental Cash Flow Data

	2021	2020	2019
Cash Paid For:
Interest(a)	$474	$480	$497
Income taxes	308	328	283
Significant Non-Cash Investing and Financing Activities:
Non-cash refranchising proceeds(b)	—	31	6
Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:
Cash and cash equivalents as presented in Consolidated Balance Sheets	$486	$730	$605
Restricted cash included in Prepaid expenses and other current assets(c)	250	258	138
Restricted cash and restricted cash equivalents included in Other assets(d)	35	36	25
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows	$771	$1,024	$768

(a)Amounts exclude payments of $28 million in both 2021 and 2020 classified as Interest expense in our Consolidated Statements of Income which are included in Repayments of long-term debt within financing activities in our Consolidated Statements of Cash Flows (see Note 11).

(b)In 2020 we received as refranchising consideration a minority interest in an entity (Devyani) that operates KFC and Pizza Hut franchised units in India (see Note 5) and in 2019 we received as refranchising consideration a minority interest in an entity that owns our KFC and Pizza Hut master franchisee rights in Brazil.

(c)Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments (see Note 11).
(d)Primarily trust accounts related to our self-insurance programs.

Note 8 – Other (Income) Expense

	2021	2020	2019
Foreign exchange net (gain) loss and other(a)	$(14)	$(18)	$(1)
Impairment and closure expense(b)	16	172	5
Other (income) expense	$2	$154	$4

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

Note 9 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2021	2020
Income tax receivable	$50	$35
Restricted cash	250	258
Assets held for sale(a)	12	7
Other prepaid expenses and current assets	138	125
Prepaid expenses and other current assets	$450	$425

Property, Plant and Equipment	2021	2020
Land	$412	$428
Buildings and improvements	1,403	1,423
Finance leases, primarily buildings	67	71
Machinery, equipment and other	595	543
Property, plant and equipment, gross	2,477	2,465
Accumulated depreciation and amortization	(1,270)	(1,230)
Property, plant and equipment, net	$1,207	$1,235

Depreciation and amortization expense related to PP&E was $134 million, $132 million and $114 million in 2021, 2020 and 2019, respectively.

Other Assets	2021	2020
Operating lease right-of-use assets	$809	$851
Franchise incentives	164	163
Investment in Devyani International Limited	118	31
Other	396	390
Other assets	$1,487	$1,435

Accounts Payable and Other Current Liabilities	2021	2020
Accounts payable	$227	$215
Accrued compensation and benefits	292	225
Accrued advertising	229	196
Operating lease liabilities	88	97
Accrued interest	78	73
Other current liabilities	420	383
Accounts payable and other current liabilities	$1,334	$1,189

(a)    Assets held for sale reflect the carrying value of restaurants we have offered for sale to franchisees and excess properties that we do not intend to use for restaurant operations in the future.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	KFC	Taco Bell	Pizza Hut	Habit Burger Grill	Worldwide
Goodwill, net as of December 31, 2019(a)	$233	$98	$199	$—	$530
Disposals and other, net(b)	2	—	3	—	5
Habit Burger Grill acquisition and impairment (See Note 3)	—	—	—	62	62
Goodwill, net as of December 31, 2020(a)	$235	$98	$202	$62	$597
Acquisitions	—	—	—	10	10
Disposals and other, net(b)	(3)	—	(2)	(2)	(7)
Dragontail Systems acquisition (See Note 3)	—	—	57	—	57
Goodwill, net as of December 31, 2021(a)	$232	$98	$257	$70	$657

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

Intangible assets, net for the years ended 2021 and 2020 are as follows:

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets
Capitalized software costs	$409	$(214)	$335	$(160)
Reacquired franchise rights	41	(33)	39	(33)
Franchise contract rights	100	(88)	100	(85)
Other	53	(36)	53	(33)
	$603	$(371)	$527	$(311)

Indefinite-lived intangible assets
KFC trademark	$31		$31
Habit Burger Grill brand asset	96		96
	$127		$127

Amortization expense for all definite-lived intangible assets was $76 million in 2021, $63 million in 2020 and $52 million in 2019.  Amortization expense for definite-lived intangible assets is expected to approximate $82 million in 2022, $60 million in 2023, $46 million in 2024, $21 million in 2025 and $11 million in 2026.

Note 11 – Short-term Borrowings and Long-term Debt

	2021	2020
Short-term Borrowings
Current maturities of long-term debt	$75	$463
Less current portion of debt issuance costs and discounts	(7)	(10)
Short-term borrowings	$68	$453

Long-term Debt
Securitization Notes	$3,811	$2,869
Subsidiary Senior Unsecured Notes	750	1,800
Term Loan A Facility	750	431
Term Loan B Facility	1,489	1,916
YUM Senior Unsecured Notes	4,475	3,725
Finance lease obligations (See Note 12)	64	72
	$11,339	$10,813
Less debt issuance costs and discounts	(86)	(78)
Less current maturities of long-term debt	(75)	(463)
Long-term debt	$11,178	$10,272

Securitization Notes

Taco Bell Funding, LLC (the “Issuer”), a special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. (“TBC”) through a series of securitization transactions has issued fixed rate senior secured notes collectively referred to as the “Securitization Notes”. The following table summarizes Securitization Notes outstanding at December 31, 2021:

			Interest Rate
Issuance Date	Anticipated Repayment Date(a)	Outstanding Principal (in millions)	Stated	Effective(b)
May 2016	May 2026	$955	4.970%	5.14%
November 2018	November 2028	$606	4.940%	5.06%
August 2021	February 2027	$900	1.946%	2.11%
August 2021	February 2029	$600	2.294%	2.42%
August 2021	August 2031	$750	2.542%	2.64%

(a)The legal final maturity dates of the Securitization Notes issued in 2016, 2018 and 2021 are May 2046, November 2048 and August 2051, respectively. If the Issuer has not repaid or refinanced a series of Securitization Notes prior to its respective Anticipated Repayment Dates, rapid amortization of principal on all Securitization Notes will occur and additional interest will accrue on the Securitization Notes.

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

On August 19, 2021, the Issuer completed a refinancing transaction and issued $900 million of its Series 2021-1 1.946% Fixed Rate Senior Secured Notes, Class A-2-I (the “2021 Class A-2-I Notes”), $600 million of its Series 2021-1 2.294% Fixed Rate Senior Secured Notes, Class A-2-II (the “2021 Class A-2-II Notes”) and $750 million of its Series 2021-1 2.542% Fixed Rate Senior Secured Notes, Class A-2-III (the “2021 Class A-2-III Notes” and, together with the 2021 Class A-2-I Notes and the 2021 Class A-2-II Notes, the “2021 Class A-2 Notes”). The net proceeds from the issuance of the 2021 Class A-2 Notes were used to repay in full the 2016-1 Class A-2- II Notes of $480 million and 2018-1 Class A-2-I Notes of $804 million. The remaining net proceeds were distributed to TBC to pay certain transaction-related expenses, for general corporate purposes and to return capital to shareholders of the Company.

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

As a result of the issuance of the 2021 Class A-2 Notes, $19 million of fees were capitalized as debt issuance costs. The debt issuance costs are being amortized to Interest expense, net through the Anticipated Repayment Dates of the Securitization Notes utilizing the effective interest rate method. Previously recorded unamortized debt issuance costs written off totaling approximately $5 million were recognized within Interest expense, net due to the extinguishment of the 2016-1 Class A-2-II Notes and 2018-1 Class A-2-I Notes.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Securitization Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the related indenture) of at least 1.1:1, gross domestic sales for U.S. Taco Bell restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Securitization Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of December 31, 2021, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the indenture, certain cash accounts have been established with the indenture trustee for the benefit of the note holders, and are restricted in their use. The indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of December 31, 2021, the Company had restricted cash of $84 million primarily related to required interest reserves included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. The amount of weekly securitization cash flow collections that exceed the required weekly allocations is generally remitted to the Company. During the most recent quarter ended December 31, 2021, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

Term Loan Facilities, Revolving Facility and Subsidiary Senior Unsecured Notes

KFC Holding Co., Pizza Hut Holdings, LLC, and TBA, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the "Borrowers") have entered into a credit agreement providing for senior secured credit facilities and a $1.25 billion revolving facility (the Revolving Facility"). The senior secured credit facilities, which include a Term Loan A Facility and a Term Loan B Facility, and the Revolving Facility are collectively referred to as the "Credit Agreement". Additionally, the Borrowers through a series of transactions have issued Subsidiary Senior Unsecured Notes (collectively referred to as the “Subsidiary Senior Unsecured Notes”).

On March 15, 2021, the Borrowers completed the refinancing of the then existing $1.9 billion term loan B facility, $431 million term loan A facility and $1.0 billion revolving facility through the issuance of a $1.5 billion term loan B facility maturing March 15, 2028 (the “Term Loan B Facility”), a $750 million term loan A facility maturing March 15, 2026 (the “Term Loan A Facility”) and a $1.25 billion revolving facility maturing March 15, 2026 (the “Revolving Facility”) pursuant to an amendment to the Credit Agreement. The amendment reduced the interest rate currently applicable to the refinanced Term Loan A Facility and for borrowings under the refinanced Revolving Facility by 25 basis points.

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

The following table summarizes borrowings outstanding under the Credit Agreement as well as our Subsidiary Senior Unsecured Notes as of December 31, 2021. There are no outstanding borrowings under the Revolving Facility and $2.1 million of letters of credit outstanding as of December 31, 2021.

				Interest Rate
	Issuance Date	Maturity Date	Outstanding Principal (in millions)	Stated	Effective(b)
Term Loan A Facility	March 2021	March 2026	$750	(a)	0.96%
Term Loan B Facility	March 2021	March 2028	$1,489	(a)	4.99%
Senior Note Due 2027	June 2017	June 2027	$750	4.75%	4.90%

(a)Subsequent to the refinance, the interest rates applicable to the Term Loan A Facility as well as the Revolving Facility range from 0.75% to 1.50% plus LIBOR or from 0.00% to 0.50% plus the Base Rate (as defined in the Credit Agreement), at the Borrowers’ election, based upon the total leverage ratio (as defined in the Credit Agreement). As of December 31, 2021, the interest rate spreads on the LIBOR and Base Rate applicable to our Term Loan A Facility were 0.75% and 0.00%, respectively.

The interest rates applicable to the Term Loan B Facility are 1.75% plus LIBOR or 0.75% plus the Base Rate, at the Borrowers’ election.

(b)    Includes the effects of the amortization of any discount and debt issuance costs as well as the impact of the interest rate swaps on the Term Loan A and Term Loan B Facilities (see Note 13). The effective rates related to our Term Loan A and B Facilities are based on LIBOR-based interest rates through December 31, 2021.

The refinanced Term Loan A Facility is subject to quarterly amortization payments in an amount equal to 0.625% of the principal amount of the facility as of the refinance date beginning with the second quarter of 2022. The Term Loan A Facility quarterly amortization payments increase to 1.25% of the principal amount of the facility as of the refinance date beginning with the second quarter of 2024 with the balance payable at maturity on March 15, 2026.

The Term Loan B Facility is subject to quarterly amortization payments in an amount equal to 0.25% of the initial principal amount of the facility as of the refinance date with the balance now payable at maturity on March 15, 2028. All other material provisions under the Credit Agreement remained unchanged.

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

The Credit Agreement includes two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of December 31, 2021.

The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors (as defined in the Credit Agreement) and (iii) by each of the Borrower's and the Specified Guarantors’ domestic subsidiaries that guarantees the Borrower's obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of December 31, 2021.

YUM Senior Unsecured Notes

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes. The following table summarizes all YUM Senior Unsecured Notes issued that remain outstanding at December 31, 2021:

			Interest Rate
Issuance Date	Maturity Date	Principal Amount (in millions)	Stated	Effective(a)
October 2007	November 2037	$325	6.88%	7.45%
October 2013	November 2023	$325	3.88%	4.01%
October 2013	November 2043	$275	5.35%	5.42%
September 2019	January 2030	$800	4.75%	4.90%
April 2020	April 2025	$600	7.75%	8.05%
September 2020	March 2031	$1,050	3.63%	3.77%
April 2021	January 2032	$1,100	4.63%	4.77%

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

The YUM Senior Unsecured Notes represent senior, unsecured obligations and rank equally in right of payment with all of our existing and future unsecured unsubordinated indebtedness. Our YUM Senior Unsecured Notes contain covenants and events of default that are customary for debt securities of this type, including cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount in excess of $50 million ($100 million or more in the case of the YUM Senior Unsecured Notes issued in 2019 and subsequent years) will constitute a default under the YUM Senior Unsecured Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice.

The annual maturities of all Short-term borrowings and Long-term debt as of December 31, 2021, excluding finance lease obligations of $64 million and debt issuance costs and discounts of $93 million are as follows:

Year ended:
2022	$68
2023	398
2024	87
2025	692
2026	1,606
Thereafter	8,424
Total	$11,275

Interest expense on Short-term borrowings and Long-term debt was $551 million, $558 million and $519 million in 2021, 2020 and 2019, respectively.

Note 12 – Lease Accounting

Components of Lease Expense

	2021	2020	2019
Operating lease cost	$145	$137	$115
Finance lease cost
Amortization of right-of-use assets	5	5	3
Interest on lease liabilities	4	3	3
Total finance lease cost	$9	$8	$6
Sublease income	$(59)	$(60)	$(69)

Supplemental Cash Flow Information

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$140	$133	$104
Operating cash flows from finance leases	4	3	3
Financing cash flows from finance leases	4	5	4
Right-of-use assets obtained in exchange for lease obligations
Operating leases(a)	119	296	79
Finance leases	5	4	14
Operating lease liabilities transferred through refranchising	(25)	(3)	(25)
Finance lease and other debt obligations transferred through refranchising	(2)	(1)	(1)

(a)    The year ended December 31, 2020, includes right-of-use assets acquired as part of the acquisition of Habit Burger Grill of $196 million (See Note 3).

Supplemental Balance Sheet Information

	2021	2020	Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$809	$851	Other assets
Finance lease right-of-use assets	37	40	Property, plant and equipment, net
Total right-of-use assets(a)	$846	$891

Liabilities
Current
Operating	$88	$97	Accounts payable and other current liabilities
Finance	7	7	Short-term borrowings
Non-current
Operating	793	823	Other liabilities and deferred credits
Finance	57	65	Long-term debt
Total lease liabilities(a)	$945	$992

Weighted-average Remaining Lease Term (in years)
Operating leases	10.9	11.1
Finance leases	12.1	12.2

Weighted-average Discount Rate
Operating leases	4.9%	5.1%
Finance leases	6.4%	6.5%

(a)    U.S. operating lease right-of-use assets and liabilities totaled $516 million and $577 million, respectively, as of December 31, 2021, and $499 million and $556 million, respectively, as of December 31, 2020. These amounts primarily related to Taco Bell U.S. and the Habit Burger Grill including leases related to Company-operated restaurants, leases related to franchise-operated restaurants we sublease and the Taco Bell restaurant support center.

Maturity of Lease Payments and Receivables

Future minimum lease payments, including rental payments for lease renewal options we are reasonably certain to exercise, and amounts to be received as lessor or sublessor as of December 31, 2021, were as follows:

	Commitments		Lease Receivables
	Finance	Operating	Direct Financing	Operating
2022	$10	$131	$4	$84
2023	9	128	3	81
2024	8	119	3	78
2025	7	109	3	68
2026	7	101	2	72
Thereafter	48	575	23	550
Total lease payments/receipts	89	1,163	38	$933
Less imputed interest/unearned income	(25)	(282)	(14)
Total lease liabilities/receivables	$64	$881	$24

As of December 31, 2021, we have executed real estate leases that have not yet commenced with estimated future nominal lease payments of approximately $125 million, which are not included in the tables above. These leases are expected to commence in 2022 and 2023 with lease terms of up to 20 years.

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. On July 25, 2016, we agreed with multiple counterparties to swap the variable LIBOR-based component of the interest payments related to $1.55 billion of borrowings under our Term Loan B Facility. These interest rate swaps expired in July 2021.  Further, on May 14, 2018, we entered into forward-starting interest rate swaps to fix the interest rate on $1.5 billion of combined borrowings under our Term Loan A and Term Loan B Facilities from the date the July 2016 swaps expired through March 2025.  The interest rate swaps executed in May 2018 result in fixed rates of 3.81% and 4.81% on the swapped portion of the Term Loan A and Term Loan B Facilities, respectively, from July 2021 through March 2025.  These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt.  There were no other interest rate swaps outstanding as of December 31, 2021.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through December 31, 2021, the swaps were highly effective cash flow hedges.

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

As of December 31, 2021 and 2020, foreign currency contracts outstanding related to intercompany receivables and payables had total notional amounts of $28 million and $39 million, respectively. Our foreign currency forward contracts all have durations that expire in 2022.

As a result of the use of interest rate swaps and foreign currency contracts, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2021, all of the counterparties to our interest rate swaps and foreign currency contracts had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on derivative instruments designated as cash flow hedges recognized in OCI and reclassifications from AOCI into Net Income:

	Gains/(Losses) Recognized in OCI			(Gains)/Losses Reclassified from AOCI into Net Income
	2021	2020	2019	2021	2020	2019

Interest rate swaps	$34	$(103)	$(71)	$29	$10	$(17)
Foreign currency contracts	—	4	20	(1)	(4)	(8)
Income tax benefit/(expense)	(9)	24	16	(5)	(1)	4

As of December 31, 2021, the estimated net loss included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $38 million, based on current LIBOR interest rates.

Total Return Swaps

Beginning in 2021, we have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our EID plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of December 31, 2021, was not significant.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 – Fair Value Disclosures

As of December 31, 2021, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	2021		2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Securitization Notes(a)	$3,811	$3,872	$2,869	$3,015
Subsidiary Senior Unsecured Notes(b)	750	784	1,800	1,890
Term Loan A Facility(b)	750	748	431	428
Term Loan B Facility(b)	1,489	1,490	1,916	1,907
YUM Senior Unsecured Notes(b)	4,475	4,845	3,725	4,094

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

			Fair Value
	Consolidated Balance Sheet	Level	2021	2020
Assets
Foreign Currency Contracts	Prepaid expenses and other current assets	2	—	1
Other Investments	Other assets	1	119	45
Other Investments	Other assets	3	5	—

Liabilities
Interest Rate Swaps	Accounts Payable and other current liabilities	2	38	28
Interest Rate Swaps	Other liabilities and deferred credits	2	54	127

The fair value of the Company’s foreign currency contracts and interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

The other investments as of December 31, 2021, primarily include our approximate 5% minority interest in Devyani with a fair value of $118 million. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of these equity securities became readily determinable (see Note 5). Prior to the initial public offering the fair value of these equity securities was not readily determinable and we applied the measurement alternative in accordance with ASC Topic 321, Investments - Equity Securities.

The other investments as of December 31, 2020, primarily include investments in mutual funds, which were historically used to offset fluctuations for a portion of our EID liabilities and whose fair values were determined based on the closing market prices of the respective mutual funds. In the quarter ended March 31, 2021, upon entering into the total return swaps as disclosed in Note 13, we sold these investments in mutual funds and received cash proceeds of $44 million. These proceeds have been classified within Other, net cash flows from investing activities within our Consolidated Statements of Cash Flows.

Non-Recurring Fair Value Measurements

During the year ended December 31, 2021, we recognized non-recurring fair value measurements of $6 million related to refranchising related impairment.  Refranchising related impairment results from writing down the assets of restaurants or restaurant groups offered for refranchising, including certain instances where a decision has been made to refranchise restaurants that are deemed to be impaired.  The fair value measurements used in our impairment evaluation were based on actual bids received from potential buyers (Level 2).  The remaining net book value of these restaurants at December 31, 2021, was approximately $6 million.

During the years ended December 31, 2021 and 2020, we recognized non-recurring fair value measurements of $4 million and $12 million, respectively, related to restaurant-level impairment. Restaurant-level impairment charges are recorded in Other (income) expense and resulted primarily from our impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). These amounts exclude fair value measurements made for assets that were subsequently disposed of prior to those respective year end dates. The remaining net book value of restaurant assets measured at fair value during the years ended December 31, 2021 and 2020, was $16 million and $11 million, respectively. During the year ended December 31, 2020, we also recognized impairment charges related to our Habit Burger Grill reporting unit. See Note 3.

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

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time-to-time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2022. Our two significant U.S. plans, including the Plan and a supplemental plan, were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001, is not eligible to participate in those plans.

We do not anticipate any plan assets being returned to the Company during 2022 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$1,133	$1,015
Service cost	8	8
Interest cost	32	35
Plan amendments	1	1
Special termination benefits	—	2
Benefits paid	(33)	(46)
Settlement payments	(67)	—
Actuarial (gain) loss	(5)	118
Benefit obligation at end of year	$1,069	$1,133

A significant component of the overall decrease in the Company's benefit obligation for the year ended December 31, 2021, was due to settlement payments, which were primarily related to a resource optimization program initiated in the third quarter of 2020 (see Note 5).

A significant component of the overall increase in the Company's benefit obligation for the year ended December 31, 2020, was due to an actuarial loss, which was primarily due to a decrease in the discount rate used to measure our benefit obligation from 3.50% at December 31, 2019, to 2.80% at December 31, 2020.

	2021	2020
Change in plan assets:
Fair value of plan assets at beginning of year	$1,014	$886
Actual return on plan assets	88	168
Employer contributions	8	6
Benefits paid	(33)	(46)
Settlement payments	(67)	—
Fair value of plan assets at end of year	$1,010	$1,014
Funded status at end of year	$(59)	$(119)

Amounts recognized in the Consolidated Balance Sheet:
	2021	2020
Accrued benefit asset - non-current	$43	$—
Accrued benefit liability - current	(7)	(9)
Accrued benefit liability - non-current	(95)	(110)
	$(59)	$(119)

The accumulated benefit obligation was $1,048 million and $1,111 million at December 31, 2021 and 2020, respectively.

The table below provides information for those pension plan(s) with an accumulated benefit obligation in excess of plan assets. The pension plan(s) included also have a projected benefit obligation in excess of plan assets.
	2021	2020
Projected benefit obligation	$102	$1,133
Accumulated benefit obligation	98	1,111
Fair value of plan assets	—	1,014

Components of net periodic benefit cost:

	2021	2020	2019
Service cost	$8	$8	$6
Interest cost	32	35	39
Amortization of prior service cost(a)	6	5	6
Expected return on plan assets	(43)	(43)	(44)
Amortization of net loss	14	14	1
Net periodic benefit cost	$17	$19	$8
Additional (gain) loss recognized due to: Settlement charges(b)	$—	$—	$3
Special termination benefits	$—	$2	$—

(a)Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. These losses were recorded in Other pension (income) expense.

Pension gains (losses) in AOCI:
	2021	2020
Beginning of year	$(111)	$(136)
Net actuarial gain (loss)	49	7
Curtailments	—	1
Amortization of net loss	14	14
Amortization of prior service cost	6	5
Prior service cost	(1)	(2)
End of year	$(43)	$(111)

Accumulated pre-tax losses recognized within AOCI:
	2021	2020
Actuarial net loss	$(33)	$(96)
Prior service cost	(10)	(15)
	$(43)	$(111)

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2021	2020
Discount rate	3.00%	2.80%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2021	2020	2019
Discount rate	2.80%	3.50%	4.60%
Long-term rate of return on plan assets	5.25%	5.50%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category and future growth expectations.

Plan Assets

The fair values of our pension plan assets at December 31, 2021 and 2020 by asset category and level within the fair value hierarchy are as follows:

	2021	2020
Level 1:
Cash	$237	$9
Cash Equivalents(a)	80	10
Fixed Income Securities - U.S. Corporate(b)	41	164
Equity Securities - U.S.(b)	—	409
Equity Securities - Non-U.S.(b)	—	102
Level 2:
Fixed Income Securities - U.S. Corporate(c)	49	148
Fixed Income Securities - U.S. Government and Government Agencies(d)	175	354
Fixed Income Securities - Other(d)	30	30
Total assets in the fair value hierarchy	612	1,226
Investments measured at net asset value(e)
Equity Securities	456	—
Total fair value of plan assets(f)	$1,068	$1,226

(a)Short-term investments in money market funds.

(b)Securities held in common or collective trusts.
(c)Investments held directly by the Plan.
(d)Includes securities held in common or collective trusts and investments held directly by the Plan.

(e)Includes securities that have been measured at fair value using the net asset value per unit practical expedient due to the absence of readily available market prices. Accordingly, these securities have not been classified in the fair value hierarchy.

(f)2021 and 2020 exclude net unsettled trade payables of $58 million and $212 million, respectively.

Our primary objectives regarding the investment strategy for the Plan’s assets are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements. To achieve these objectives, we are using a combination of active and passive investment strategies. As of December 31, 2021, the Plan's assets were in the process of being transitioned to the weighted-average target allocation summarized as follows:

Asset Category	Target Allocation
Fixed income	49%
Equity securities	32%
Real assets	19%

In addition to allocation differences between target percentages and actual plan assets at December 31, 2021, due to the transition described above, allocations to each asset class may vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions.

Fixed income securities at December 31, 2021, primarily consist of a diversified portfolio of long duration instruments that are intended to mitigate interest rate risk or reduce the interest rate duration mismatch between the assets and liabilities of the Plan.

A smaller allocation (constituting 40% of the fixed income target allocation) is to diversified credit investments in a range of public and credit securities, including below investment grade rated bonds and loans, securitized credit and emerging market debt.

Equity securities at December 31, 2021, consist primarily of investments in publicly traded common stocks and other equity-type securities issued by companies throughout the world, including convertible securities, preferred stock, rights and warrants.

Real assets represent investments in real estate and infrastructure. These may take the form of debt or equity securities in public or private funds. No amounts had yet to be invested in real assets at December 31, 2021, as part of the aforementioned transition.

A mutual fund held as an investment by the Plan includes shares of Common Stock valued at $0.2 million and $0.3 million at December 31, 2021 and 2020, respectively, (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2022	$47
2023	50
2024	52
2025	57
2026	59
2027 - 2031	293

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

At the end of 2021 and 2020, the projected benefit obligations of these UK plans totaled $351 million and $362 million, respectively and plan assets totaled $446 million and $440 million, respectively. These plans were both in a net overfunded position at the end of 2021 and 2020. Total actuarial pre-tax losses related to the UK plans of $5 million and $18 million were recognized in AOCI at the end of 2021 and 2020, respectively. The total net periodic benefit income recorded was less than $1 million in both 2021 and 2020, and $2 million in 2019.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our UK plans in 2022.

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

At the end of 2021 and 2020, the accumulated post-retirement benefit obligation was $42 million and $46 million, respectively.  Actuarial pre-tax gains of $6 million and $4 million were recognized in AOCI at the end of 2021 and 2020, respectively. The net periodic benefit cost recorded was $1 million in each of 2021, 2020 and 2019, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.

The benefits expected to be paid in each of the next five years are approximately $3 million and in aggregate for the five years thereafter are $13 million.

U.S. Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $11 million in 2021, $10 million in 2020 and $11 million in 2019.

Note 16 – Share-based and Deferred Compensation Plans

Overview

At year end 2021, we had one stock award plan in effect: the Yum! Brands, Inc. Long-Term Incentive Plan (the “LTIP”). Potential awards to employees and non-employee directors under the LTIP include stock options, incentive stock options, SARs, restricted stock, restricted stock units (“RSUs”), performance restricted stock units, performance share units (“PSUs”) and performance units.  We have issued only stock options, SARs, RSUs and PSUs under the LTIP. Under the LTIP, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant. While awards under the LTIP can have varying vesting provisions and exercise periods, outstanding awards under the LTIP vest in periods ranging from immediate to five years. Stock options and SARs generally expire ten years after grant. At year end 2021, approximately 24 million shares were available for future share-based compensation grants under the LTIP.

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

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2022.

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

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2021	2020	2019
Risk-free interest rate	0.5%	1.0%	2.5%
Expected term	6.3 years	5.8 years	6.5 years
Expected volatility	27.0%	24.0%	22.0%
Expected dividend yield	1.9%	1.9%	1.8%

Grants made to executives typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our executives exercised the awards on average after 6.3 years.

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

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	15,562		$74.52
Granted	757		103.85
Exercised	(3,720)		60.77
Forfeited or expired	(329)		94.60
Outstanding at the end of the year	12,270	(a)	79.96	6.12	$723
Exercisable at the end of the year	8,405		$72.53	5.35	$557

(a)Outstanding awards include 403 options and 11,867 SARs with weighted average exercise prices of $74.80 and $80.14, respectively. Outstanding awards represent YUM awards held by employees of both YUM and Yum China.

The weighted-average grant-date fair value of stock options and SARs granted during 2021, 2020 and 2019 was $21.32, $18.83 and $19.82, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, was $234 million, $170 million and $204 million, respectively.

As of December 31, 2021, $30 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.5 years. The total fair value at grant date of awards held by YUM employees (including Yum China awards as applicable) that vested during 2021, 2020 and 2019 was $35 million, $70 million and $31 million, respectively.

RSUs and PSUs

As of December 31, 2021, there was $81 million of unrecognized compensation cost related to 1.4 million unvested RSUs and PSUs. The majority of the unrecognized compensation cost is attributable to PSUs granted in 2021 with a net new unit performance condition and a three-year service vesting period. The total fair value at grant date of awards that vested during 2021, 2020 and 2019 was $20 million, $15 million and $14 million, respectively.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2021	2020	2019
Options and SARs	$29	$75	$39
Restricted Stock Units	16	20	12
Performance Share Units	30	2	8
Total Share-based Compensation Expense	$75	$97	$59
Deferred Tax Benefit recognized	$15	$18	$9

Cash received from stock option exercises for 2021, 2020 and 2019 was $11 million, $10 million and $1 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2021, 2020 and 2019 totaled $72 million, $58 million and $66 million, respectively.

Note 17 – Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2021, 2020 and 2019.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)						Dollar Value of Shares Repurchased
Authorization Date	2021		2020		2019		2021		2020		2019
May 2021	8,235		—		—		$1,050		$—		$—
November 2019	4,746		2,419		—		530		250		—
August 2018	—		—		7,788		—		—		810
Total	12,981	(a)	2,419	(a)	7,788	(b)	$1,580	(a)	$250	(a)	$810	(b)

(a)    2021 amount excludes and 2020 amount includes the effect of $11 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2020, but settlement dates subsequent to December 31, 2020.

(b)    2019 amount excludes the effect of $5 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2018, but settlement dates subsequent to December 31, 2018.

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of December 31, 2021, we have remaining capacity to repurchase up to $950 million of Common Stock under this authorization. Unutilized share repurchase capacity of $1.2 billion under a November 2019 authorization expired on June 30, 2021.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits(a)	Derivative Instruments(b)	Total
Balance at December 31, 2019, net of tax	$(221)	$(104)	$(63)	$(388)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	39	(6)	(75)	(42)

(Gains) losses reclassified from AOCI, net of tax	—	14	5	19

	39	8	(70)	(23)

Balance at December 31, 2020, net of tax	$(182)	$(96)	$(133)	$(411)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	(24)	50	25	51

(Gains) losses reclassified from AOCI, net of tax	—	12	23	35

	(24)	62	48	86

Balance at December 31, 2021, net of tax	$(206)	$(34)	$(85)	$(325)

(a)    Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2021 include amortization of net losses of $12 million, amortization of prior service cost of $5 million and related income tax benefit of $4 million. Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2020 include amortization of net losses of $14 million, amortization of prior service cost of $4 million and related income tax benefit of $4 million. See Note 15.

(b)    See Note 13 for details on amounts reclassified from AOCI.
Note 18 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2021	2020	2019
U.S.	$1,062	$684	$466
Foreign	612	336	907
	$1,674	$1,020	$1,373

The details of our income tax provision (benefit) are set forth below:

		2021	2020	2019
Current:	Federal	$45	$37	$129
	Foreign	214	121	166
	State	40	23	16
		$299	$181	$311

Deferred:	Federal	$21	$(21)	$(16)
	Foreign	(227)	(29)	(213)
	State	6	(15)	(3)
		$(200)	$(65)	$(232)
		$99	$116	$79

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax	1.8	1.0	0.9
Statutory rate differential attributable to foreign operations	(1.0)	(0.9)	0.9
Adjustments to reserves and prior years	1.1	(1.7)	2.3
Excess tax benefits from stock-based awards	(2.7)	(3.4)	(3.6)
Change in valuation allowances	(0.8)	(2.5)	(0.6)
Intercompany restructuring	(11.3)	(0.3)	(16.6)
Nondeductible interest	1.4	—	—
Impact of tax law changes	(3.8)	(2.5)	—
Other, net	0.2	0.7	1.4
Effective income tax rate	5.9%	11.4%	5.7%

Statutory rate differential attributable to foreign operations.  This item includes local country taxes, withholding taxes, and shareholder-level taxes, net of U.S. foreign tax credits. In 2021, this item was favorably impacted by the ongoing effects of the KFC Europe Reorganization (as described below). This was partially offset by the unfavorable impact of recording deferred tax liabilities associated with unremitted foreign earnings. In 2021 and 2020, this item was favorably impacted by the ongoing effects of the 2019 Intercompany Restructuring (as described below).

Adjustments to reserves and prior years.  This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. In 2021, this item was unfavorably impacted by a $22 million reserve established due to a challenge of a prior year filing position in a foreign jurisdiction. In 2020, this item was favorably impacted by $11 million of adjustments made to current and deferred tax accounts in various jurisdictions to align with balances supported by 2019 and prior tax filings. Additionally, in 2020 this item was favorably impacted by a $6 million tax benefit associated with a state settlement. In 2019, this item was unfavorably impacted by $34 million in reserves related to taxes recorded associated with a prior year divestiture and $18 million of tax expense related to the establishment of reserves associated with the inclusion of stock based compensation in cost sharing arrangements as well as other matters. This unfavorable impact was partially offset by the reversal of a $20 million reserve established in 2018 due to the favorable resolution of an income tax rate dispute in a foreign jurisdiction.

Excess tax benefits from stock-based awards. 2021, 2020 and 2019 includes $46 million, $35 million and $49 million, respectively, of excess federal tax benefit related to share-based compensation.

Change in valuation allowances.  This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year. In 2021, this item was favorably impacted by $15 million of tax benefit associated with a valuation allowance release resulting from a change in management’s judgment as to the realizability of foreign tax credit carryforwards in the U.S. In 2020, this item was favorably impacted by $22 million of tax benefit associated with a valuation allowance release in a foreign jurisdiction resulting from a change in management’s judgement as to realizability of indefinite lived tax loss carryforwards in that jurisdiction.

Intercompany Restructuring.

KFC Europe Reorganization - In July 2021, we concentrated management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland. Concurrent with this change in management responsibility, we have completed intra-entity transfers of certain KFC IP rights from subsidiaries in the UK to subsidiaries in Switzerland. With the transfers of these rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a one-time net deferred tax benefit of $152 million.

In December 2021, we continued our KFC Europe Reorganization and completed intra-entity transfers of additional European KFC IP rights from subsidiaries in the U.S. to subsidiaries in Switzerland. With the transfers of these additional rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a net one-time tax benefit of $35 million.

2019 Intercompany Restructuring - In December 2019, the Company completed an intercompany restructuring that resulted in the transfer of certain IP rights held by wholly owned foreign subsidiaries primarily to the U.S. and the UK. The IP rights transferred to the UK resulted in a step up in the tax basis for UK tax purposes resulting in a deferred tax asset of $586 million. The deferred tax asset was analyzed for realizability and a valuation allowance of $366 million was established representing the portion of the deferred tax asset not likely to be realized. The recognized tax benefit of $220 million is amortizable for UK tax purposes over a twenty-year period. The transfer of certain IP rights to other non-UK jurisdictions in 2019 resulted in the recording of deferred tax assets of $13 million and related valuation allowances of $7 million for deferred tax assets that are not likely to be realized, for a net tax benefit of $6 million.

Nondeductible Interest. As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) on December 22, 2017, deductibility of U.S. interest expense was limited to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization in 2021. In 2021, the Company recorded $23 million of tax expense associated with disallowed U.S. interest expense. Although the disallowed interest can be carried forward, in management’s judgment it is not expected to be realizable in the future. Due to legislative relief provisions applicable to the 2019 and 2020 tax years contained within the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the Company was not impacted by the interest expense limitation in 2019 or 2020. Beginning in 2022, deductibility of U.S. interest expense will be limited to 30% of U.S. Earnings Before Interest and Taxes, which will unfavorably impact our effective tax rate.

Impact of Tax Law Changes.

UK Tax Rate Change – On June 10, 2021, the UK Finance Act 2021 was enacted resulting in an increase in the UK corporate tax rate from 19% to 25%. As such, the Company recognized a $64 million tax benefit in the quarter ended June 30, 2021 associated with remeasuring its deferred tax assets in the UK from 19% to 25%. These deferred tax assets were primarily related to the step-up in tax basis associated with the 2019 Intercompany Restructuring.

On July 22, 2020, the UK Finance Act 2020 was enacted resulting in an increase in the UK corporate tax rate from 17% to 19%. As such, the Company recognized a $25 million tax benefit in 2020 associated with remeasuring its deferred tax assets in the UK from 17% to 19%. These deferred tax assets were primarily related to the step-up in tax basis associated with the 2019 Intercompany Restructuring.

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

The details of 2021 and 2020 deferred tax assets (liabilities) are set forth below:

	2021	2020
Operating losses and interest deduction carryforwards	$186	$181
Capital losses	72	3
Tax credit carryforwards	194	226
Employee benefits	68	82
Share-based compensation	51	58
Lease-related liabilities	236	199
Accrued liabilities and other	52	47
Derivative instruments	—	50
Intangible assets	560	678
Property, plant and equipment	35	31
Deferred income	87	81
Gross deferred tax assets	1,541	1,636
Deferred tax asset valuation allowances	(462)	(789)
Net deferred tax assets	$1,079	$847
Intangible assets, including goodwill	$(3)	$(1)
Property, plant and equipment	(85)	(75)
Operating lease right-of-use assets	(200)	(161)
Employee benefits	(24)	(15)
Other	(51)	(42)
Gross deferred tax liabilities	$(363)	$(294)
Net deferred tax assets (liabilities)	$716	$553

The details of the 2021 valuation allowance activity are set forth below:

	2021	2020
Beginning of Year	$(789)	$(787)
Increases	(31)	(64)
Decreases	355	45
Other Adjustments	3	17
End of Year	$(462)	$(789)

Reported in Consolidated Balance Sheets as:

	2021	2020
Deferred income taxes	$724	$553
Other liabilities and deferred credits	(8)	—
	$716	$553

As of December 31, 2021, we had approximately $3.6 billion of unremitted foreign retained earnings. The Tax Act imposed U.S. federal tax on all post-1986 foreign Earnings and Profits accumulated through December 31, 2017. Repatriation of earnings generated after December 31, 2017, will generally be eligible for the 100% dividends received deduction or considered a distribution of previously taxed income and, therefore, exempt from U.S. federal tax. Undistributed foreign earnings may still be subject to certain state and foreign income and withholding taxes upon repatriation. Subject to limited exceptions, we do not intend to indefinitely reinvest our unremitted earnings outside the U.S. Thus, we have provided taxes, including any U.S. federal and state income, foreign income, or foreign withholding taxes on the majority of our unremitted earnings. In jurisdictions where we do intend to indefinitely reinvest our unremitted earnings, we would be required to accrue and pay applicable income taxes (if any) and foreign withholding taxes if the funds were repatriated in taxable transactions. We believe any such taxes would be immaterial.

Details of tax loss, credit carryforwards, and expiration dates along with valuation allowances as of December 31, 2021, are as follows:

	Gross Amount	Deferred Tax Asset	Valuation Allowance	Expiration
Federal net operating losses	$18	$4	$—	2036-2037
Federal net operating losses - Indefinite	61	13	—	None
Foreign net operating losses	59	12	(11)	2022-2037
Foreign net operating losses - Indefinite	229	59	(35)	None
State net operating losses	1,408	59	(43)	2022-2040
Foreign capital loss carryforward - Indefinite	289	72	(72)	None
Foreign tax credits	187	187	(172)	2026-2030
State tax credits	7	7	(5)	2023
Federal interest deduction carryforward - Indefinite	81	17	(8)	None
State interest deduction carryforward - Indefinite	487	22	(21)	None
	$2,826	$452	$(367)

We recognize the benefit of positions taken or expected to be taken in tax returns in the Consolidated Financial Statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

At December 31, 2021, the Company had $116 million of gross unrecognized tax benefits, $75 million of which would impact the effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2021	2020
Beginning of Year	$175	$188
Additions on tax positions - current year	13	5
Additions for tax positions - prior years	41	34
Reductions for tax positions - prior years	(110)	(22)
Reductions for settlements	(3)	(30)
Reductions due to statute expiration	—	—
Foreign currency translation adjustment	—	—
End of Year	$116	$175

The Company believes it is reasonably possible that its unrecognized tax benefits as of December 31, 2021, may decrease by approximately $3 million in the next 12 months due to settlements or statute of limitations expirations.

During 2021, 2020, and 2019 the Company recognized $4 million, $2 million and $13 million of net expense, respectively, for interest and penalties in our Consolidated Statements of Income as components of its Income tax provision.

At December 31, 2021 and 2020, the Company has recorded $3 million and $1 million of net tax receivables, respectively, associated with interest and penalties.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous U.S. state and foreign jurisdictions.

The Company has settled audits with the IRS through fiscal year 2012 and is currently under IRS examination for 2013-2018. Our operations in certain foreign jurisdictions remain subject to examination for tax years as far back as 2006, some of which years are currently under audit by local tax authorities. See Note 20 for discussion of an Internal Revenue Service Proposed Adjustment.

Note 19 – Reportable Operating Segments

See Note 1 for a description of our operating segments.

	Revenues
	2021	2020	2019
KFC Division(a)	$2,793	$2,272	$2,491
Taco Bell Division(a)	2,238	2,031	2,079
Pizza Hut Division(a)	1,028	1,002	1,027
Habit Burger Grill Division(a)	525	347	—
	$6,584	$5,652	$5,597

	Operating Profit
	2021	2020	2019
KFC Division	$1,230	$922	$1,052
Taco Bell Division	758	696	683
Pizza Hut Division	387	335	369
Habit Burger Grill Division	2	(22)	—
Corporate and unallocated G&A expenses(b)(c)	(260)	(312)	(188)
Unallocated Franchise and property expenses(b)(d)	1	(4)	(14)
Unallocated Refranchising gain (loss)(b)	35	34	37
Unallocated Other income (expense)(b)(e)	(14)	(146)	(9)
Operating Profit	2,139	1,503	1,930
Investment income (expense), net(b)	86	74	(67)
Other pension income (expense)(b)	(7)	(14)	(4)
Interest expense, net(b)	(544)	(543)	(486)
Income before income taxes	$1,674	$1,020	$1,373

	Depreciation and Amortization
	2021	2020	2019
KFC Division	$28	$29	$30
Taco Bell Division	53	56	59
Pizza Hut Division	32	24	15
Habit Burger Grill Division	28	25	—
Corporate	23	12	8
	$164	$146	$112

	Capital Spending
	2021	2020	2019
KFC Division	$60	$59	$81
Taco Bell Division	62	42	76
Pizza Hut Division	18	28	33
Habit Burger Grill Division	56	16	—
Corporate	34	15	6
	$230	$160	$196

	Identifiable Assets(g)
	2021	2020
KFC Division	$2,313	$2,011
Taco Bell Division	1,397	1,387
Pizza Hut Division	850	804
Habit Burger Grill Division	586	537
Corporate(f)	820	1,113
	$5,966	$5,852

	Long-Lived Assets(h)
	2021	2020
KFC Division	$1,069	$1,160
Taco Bell Division	904	925
Pizza Hut Division	423	415
Habit Burger Grill Division	516	458
Corporate	120	68
	$3,032	$3,026

(a)U.S. revenues included in the combined KFC, Taco Bell, Pizza Hut and Habit Burger Grill Divisions totaled $3.6 billion in 2021, $3.2 billion in 2020 and $3.0 billion in 2019.

(b)    Amounts have not been allocated to any segment for performance reporting purposes.

(c)    Amounts in 2020 include charitable contributions to Yum! Brands Foundation, Inc. of $50 million and $25 million related to our Unlocking Opportunity Initiative and COVID-19 employee relief, respectively. Additionally, 2020 includes $36 million for charges associated with resource optimization (see Note 5).

(d)    Represents costs related to an agreement executed in May 2017 with our Pizza Hut U.S. franchisees to improve brand marketing alignment, accelerate enhancements in operations and technology and that included a permanent commitment to incremental advertising as well as digital and technology contributions by franchisees (the “Pizza Hut U.S. Transformation Agreement”).

(e)    Unallocated Other income (expense) in 2020 includes a charge of $144 million related to the impairment of Habit Burger Grill goodwill (see Note 3).

(f)    Primarily includes cash and deferred tax assets.

(g)    U.S. identifiable assets included in the combined Corporate and KFC, Taco Bell, Pizza Hut, and Habit Burger Grill Divisions totaled $2.8 billion and $3.0 billion in 2021 and 2020, respectively.

(h)    Includes PP&E, net, goodwill, intangible assets, net and Operating lease right-of-use assets.

Note 20 – Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, on October 13, 2021, we received a Notice of Proposed Adjustment (“NPA”) from the IRS for the 2014 fiscal year relating to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these reorganizations involved taxable distributions of approximately $6.0 billion. We expect to receive the final Revenue Agent’s Report (“RAR”) including the IRS’s calculation of the tax assessment in early 2022. The amount of additional tax that may be asserted by the IRS in the RAR cannot be quantified at this time; however, based on the NPA, the amount of additional tax to be proposed is expected to be material. We disagree with the IRS’s position as asserted in the NPA and intend to contest it vigorously by filing a protest disputing on multiple grounds any proposed taxes and proceeding to the IRS Office of Appeals.

The final resolution of this matter is uncertain, but the Company believes that it is more likely than not the Company’s tax position will be sustained; therefore no reserve is recorded with respect to this matter. An unfavorable resolution of this matter could have a material, adverse impact on our Consolidated Financial Statements in future periods.

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements. These leases have varying terms, the latest of which expires in 2065. As of December 31, 2021, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $425 million. The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2021, was approximately $350 million. Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees. Accordingly, the liability recorded for our expected exposure under such leases at both December 31, 2021 and 2020 was not material.

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

The following table summarizes the 2021 and 2020 activity related to our net self-insured property and casualty reserves as of December 31, 2021.

	Beginning Balance	Habit Acquisition(a)	Expense	Payments	Ending Balance
2021 Activity	$50	—	23	(25)	$48
2020 Activity	$54	6	13	(23)	$50

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $150 million. Of this amount, $145 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order remains in effect and the next hearing is now scheduled for March 4, 2022. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Note 21 – Subsequent Event

In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations make foreign taxes paid to certain countries no longer creditable in the U.S. As discussed in Note 18, we currently have foreign tax credit carryforwards of $187 million, on which there is a $172 million valuation allowance. We anticipate that these regulations will result in the utilization of some amount of our existing prior year foreign tax credit carryforwards and that a corresponding amount of the existing valuation allowance will be released in the first quarter of 2022. While our determination of which foreign taxes that will no longer be creditable is not yet complete, we anticipate that the amount of valuation allowance to be released could be significant. Further, we anticipate that these regulations will result in additional cash tax due in the U.S. in future years once all existing foreign tax credit carryforwards have either been utilized or have expired. Subject to finalizing our review, we estimate we could be subject to incremental cash taxes as early as 2028.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2021.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Management Planning and Development Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG, LLP, Louisville, Kentucky, Auditor Firm ID: 185.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

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

Date:	February 22, 2022

YUM! BRANDS, INC.

By:	/s/ David W. Gibbs

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on February 22, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

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

3.1	Restated Articles of Incorporation of YUM, effective May 26, 2011, which is incorporated herein by reference from Exhibit 3.1 to YUM's Report on Form 8-K filed on May 31, 2011.

3.2	Amended and restated Bylaws of YUM, effective November 12, 2021, which are incorporated herein by reference from Exhibit 3.2 to YUM's Report on Form 8-K filed on November 17, 2021.

4.1
Indenture, dated as of May 1, 1998, between YUM and The Bank of New York Mellon Trust Company, N.A., successor in interest to The First National Bank of Chicago, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on May 13, 1998.

(i)
6.875% Senior Notes due November 15, 2037, issued under the forgoing May 1, 1998, indenture, which notes are incorporated by reference from Exhibit 4.3 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed on October 22, 2007.

(ii)
3.875% Senior Notes due November 1, 2023, issued under the forgoing May 1, 1998, indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM's Report on Form 8-K filed October 31, 2013.

(iii)
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

4.2.2
Second Supplemental Indenture, dated as of April 1, 2021, by and between the Company and U.S. Bank National Association, as Trustee, which is incorporated herein by reference from Exhibit 4.1. to YUM’s Report on Form 8-K filed April 1, 2021.

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

10.1.3
Refinancing Amendment No. 3, dated as of April 3, 2018, to Credit Agreement dated as of June 16, 2016, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on Form 8-K as filed on April 9, 2018.

10.1.4
Refinancing Amendment No. 4, dated as of March 15, 2021, to Credit Agreement dated as of June 16, 2016 among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders., which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on March 18, 2021.

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

10.4.1†	YUM! Brands Executive Income Deferral Program, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended and Restated as of January 1, 2021, as attached herein.

10.5†
YUM! Brands Pension Equalization Plan, Plan Document for the Pre-409A Program, as effective January 1, 2005, and as Amended through December 31, 2010, which is incorporated by reference from Exhibit 10.7 to YUM's Quarterly Report on Form 10-Q for the quarter ended March 19, 2011.

10.5.1†	The Yum! Brands, Inc. Pension Equalization Plan, Restated Plan Document for the 409A Program effective January 1, 2005, and as Amended and Restated as of January 1, 2021, as attached herein.

10.6†	Form of Directors' Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.7†	Form of Yum! Brands, Inc. Change in Control Severance Agreement, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on March 21, 2013.

Exhibit Number	Description of Exhibits

10.8†	YUM! Long Term Incentive Plan, as Amended and Restated effective as of May 20, 2016, as incorporated by reference from Form DEF 14A filed on April 8, 2016.

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

10.11.3†
Form of YUM Long Term Incentive Plan Global YUM! Non-Qualified Stock Option Agreement (2019), which is incorporated herein by reference from Exhibit 10.11.3 to YUM’s Quarterly Report on Form 10-Q filed on May 8, 2019.

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

10.13.3†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global YUM! Stock Appreciation Rights Agreement (2019), which is incorporated herein by reference from Exhibit 10.13.3 to YUM’s Quarterly Report on Form 10-Q filed on May 8, 2019.

10.13.4†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2019), which is incorporated herein by reference from Exhibit 10.20 to YUM’s Quarterly Report on Form 10-Q filed on May 8, 2019.

10.14†
YUM! Brands Leadership Retirement Plan, as in effect January 1, 2005, which is incorporated herein by reference from Exhibit 10.32 to YUM's Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

10.14.1†	YUM! Brands Leadership Retirement Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended and Restated as of January 1, 2021, as attached herein.

10.15†	YUM! Performance Share Plan, as amended and restated January 1, 2013, which is incorporated by reference from Exhibit 10.1 to YUM's Quarterly Report on Form 10-Q for the quarter ended June 13, 2015.

10.16†
YUM! Brands Third Country National Retirement Plan, as effective January 1, 2009, which is incorporated by reference from Exhibit 10.25 to YUM's Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Exhibit Number	Description of Exhibits

10.16.1†	YUM! Brands Third Country National Retirement Plan Amendment, as effective January 1, 2021, as attached herein.

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

10.21.3
Series 2021-1 Supplement to Amended and Restated Base Indenture, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A. as trustee and Series 2021-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on August 25, 2021.

10.21.4
Amendment No. 1 to Base Indenture, dated as of August 23, 2016, by and between the Issuer and Citibank, N.A. as Trustee and Series 2016-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.22.3 to YUM's Annual Report on Form 10-K for fiscal year ended December 31, 2018.

10.21.5
Amendment No. 2 to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and the Series 2018-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on December 3, 2018.

10.21.6
Amended and Restated Base Indenture, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A. as trustee and the Series 2021-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on August 25, 2021.

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

Exhibit Number	Description of Exhibits

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

10.23.3
Amended and Restated Management Agreement, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC and Taco Bell Corp., as manager, and Citibank, N.A. as trustee, which is incorporated herein by reference from Exhibit 10.3 to YUM’s Report on Form 8-K filed on August 25, 2021.

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

10.26.1
Confirmatory License Agreement, dated as of January 1, 2020, by and between YRI China Franchising, LLC and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.26.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

10.30
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2021), which is incorporated herein by reference from Exhibit 10.20 to YUM’s Quarterly Report on Form 10-Q filed on May 5, 2021.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibits

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates a management contract or compensatory plan.