Form 10-Q
period 2022-03-31
YUM BRANDS INC
filed 2022-05-10
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of May 5, 2022, was 285,163,809 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/31/2022	3/31/2021
Company sales	$470	$476
Franchise and property revenues	714	658
Franchise contributions for advertising and other services	363	352
Total revenues	1,547	1,486
Costs and Expenses, Net
Company restaurant expenses	402	392
General and administrative expenses	253	206
Franchise and property expenses	32	23
Franchise advertising and other services expense	361	343
Refranchising (gain) loss	(4)	(15)
Other (income) expense	(6)	(6)
Total costs and expenses, net	1,038	943
Operating Profit	509	543
Investment (income) expense, net	(7)	—
Other pension (income) expense	—	3
Interest expense, net	118	131
Income Before Income Taxes	398	409
Income tax (benefit) provision	(1)	83
Net Income	$399	$326

Basic Earnings Per Common Share	$1.38	$1.09

Diluted Earnings Per Common Share	$1.36	$1.07

Dividends Declared Per Common Share	$0.57	$0.50

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2022	3/31/2021

Net Income	$399	$326
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(23)	3
	(23)	3
Tax (expense) benefit	—	—
	(23)	3
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	47
Reclassification of (gains) losses into Net Income	5	7
	5	54
Tax (expense) benefit	(1)	(13)
	4	41
Changes in derivative instruments
Unrealized gains (losses) arising during the period	57	24
Reclassification of (gains) losses into Net Income	12	4
	69	28
Tax (expense) benefit	(17)	(7)
	52	21

Other comprehensive income, net of tax	33	65
Comprehensive Income	$432	$391

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2022	3/31/2021
Cash Flows – Operating Activities
Net Income	$399	$326
Depreciation and amortization	37	39
Refranchising (gain) loss	(4)	(15)
Investment (income) expense, net	(7)	—
Deferred income taxes	(77)	14
Share-based compensation expense	26	21
Changes in accounts and notes receivable	29	27
Changes in prepaid expenses and other current assets	(13)	(9)
Changes in accounts payable and other current liabilities	(176)	(123)
Changes in income taxes payable	29	5
Other, net	10	39
Net Cash Provided by Operating Activities	253	324

Cash Flows – Investing Activities
Capital spending	(42)	(45)
Proceeds from refranchising of restaurants	24	20
Other, net	(11)	39
Net Cash Provided by (Used In) Investing Activities	(29)	14

Cash Flows – Financing Activities
Proceeds from long-term debt	—	800
Repayments of long-term debt	(15)	(912)
Revolving credit facility, three months or less, net	174	—
Short-term borrowings by original maturity
More than three months - proceeds	—	—
More than three months - payments	—	—
Three months or less, net	—	—
Repurchase shares of Common Stock	(343)	(286)
Dividends paid on Common Stock	(165)	(150)
Other, net	(28)	(15)
Net Cash Used in Financing Activities	(377)	(563)
Effect of Exchange Rates on Cash and Cash Equivalents	—	3
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(153)	(222)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	771	1,024
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$618	$802

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 3/31/2022	12/31/2021
ASSETS
Current Assets
Cash and cash equivalents	$365	$486
Accounts and notes receivable, net	565	596
Prepaid expenses and other current assets	426	450
Total Current Assets	1,356	1,532

Property, plant and equipment, net	1,181	1,207
Goodwill	656	657
Intangible assets, net	354	359
Other assets	1,485	1,487
Deferred income taxes	784	724
Total Assets	$5,816	$5,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,202	$1,334
Income taxes payable	27	13
Short-term borrowings	73	68
Total Current Liabilities	1,302	1,415

Long-term debt	11,332	11,178
Other liabilities and deferred credits	1,673	1,746
Total Liabilities	14,307	14,339

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 286 shares issued in 2022 and 289 issued in 2021	—	—
Accumulated deficit	(8,199)	(8,048)
Accumulated other comprehensive loss	(292)	(325)
Total Shareholders’ Deficit	(8,491)	(8,373)
Total Liabilities and Shareholders’ Deficit	$5,816	$5,966

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters ended March 31, 2022 and 2021
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2021	289	$—	$(8,048)	$(325)	$(8,373)
Net Income			399		399
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(23)	(23)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				4	4
Net gain on derivative instruments (net of tax impact of $17 million)				52	52
Comprehensive Income					432
Dividends declared			(165)		(165)
Repurchase of shares of Common Stock	(3)	(22)	(385)		(407)
Employee share-based award exercises		(16)			(16)
Share-based compensation events		38			38
Balance at March 31, 2022	286	$—	$(8,199)	$(292)	$(8,491)

Balance at December 31, 2020	300	$—	$(7,480)	$(411)	$(7,891)
Net Income			326		326
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				3	3
Pension and post-retirement benefit plans (net of tax impact of $13 million)				41	41
Net gain on derivative instruments (net of tax impact of $7 million)				21	21
Comprehensive Income					391
Dividends declared			(151)		(151)
Repurchase of shares of Common Stock	(3)	(14)	(261)		(275)
Employee share-based award exercises	1	(10)			(10)
Share-based compensation events		24			24
Balance at March 31, 2021	298	$—	$(7,566)	$(346)	$(7,912)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”).

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 54,000 restaurants in more than 155 countries and territories.  As of March 31, 2022, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza food categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of March 31, 2022, YUM consisted of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

YUM's fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. The majority of our U.S. subsidiaries, including, beginning in fiscal year 2022, our Habit Burger Grill Division, and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. Our remaining international subsidiaries operate on a monthly calendar similar to that on which YUM operates.

For fiscal year 2021, our Habit Burger Grill Division operated on a weekly periodic calendar where each quarter consisted of 13 weeks. The impact of this change in reporting calendar was not significant and accordingly, prior year amounts presented in these Condensed Consolidated Financial Statements have not been restated.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2021 Form 10-K, the results of the interim periods presented. Our results of operations, comprehensive income, cash flows and changes in shareholders' deficit for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 31, 2022. These reclassifications had no effect on previously reported Net Income.

Russia Invasion of Ukraine

Given the Russian invasion of Ukraine, during the quarter ended March 31, 2022, we announced the suspension of all investment and restaurant development efforts in Russia as well as the operations of our 70 company-owned KFC restaurants in Russia and that we are finalizing an agreement with our Pizza Hut master franchisee to suspend all Pizza Hut restaurant operations. In addition to these actions, we have begun a process aimed at transferring ownership to local operators.

Our asset base in Russia at March 31, 2022 includes approximately $80 million in property, plant and equipment and lease right-of-use assets related primarily to our company-owned KFC restaurants and $13 million in goodwill related to our KFC Russia and Central and Eastern Europe reporting unit. Additionally, we have approximately $50 million of cumulative foreign currency translation losses associated with Russian assets recorded within Shareholders’ Deficit at March 31, 2022. We review long-lived assets of restaurants and goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. As a result of our decisions regarding our Russian operations as described in the previous paragraph, we conducted an impairment review of our long-lived assets and goodwill during the quarter ended March 31, 2022. As a result of our review, there was no impairment recorded during the quarter ended March 31, 2022.

We will continue to monitor developments in Russia, including the status of our ownership transfer process, and update our impairment reviews accordingly.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2022	2021
Net Income	$399	$326

Weighted-average common shares outstanding (for basic calculation)	289	301
Effect of dilutive share-based employee compensation	5	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	294	305

Basic EPS	$1.38	$1.09

Diluted EPS	$1.36	$1.07
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.2	2.3

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 31, 2022 and 2021 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased				Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2022		2021		2022		2021		2022
November 2019	—		2,599		$—		$275		$—
May 2021	3,359		—		407		—		543
Total	3,359	(a)	2,599	(b)	$407	(a)	$275	(b)	$543

(a)    2022 amount includes the effect of $64 million in share repurchases (0.5 million shares) with trade dates on, or prior to, March 31, 2022, but cash settlement dates subsequent to March 31, 2022.

(b)    2021 amount excludes the effect of $11 million in share repurchases (0.1 million shares) with trade dates on, or prior to December 31, 2020, but cash settlement dates subsequent to December 31, 2020.

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2021, net of tax	$(206)	$(34)	$(85)	$(325)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(23)	—	43	20

(Gains) losses reclassified from AOCI, net of tax	—	4	9	13
	(23)	4	52	33
Balance at March 31, 2022, net of tax	$(229)	$(30)	$(33)	$(292)

Note 4 - Other (Income) Expense

	Quarter ended
	3/31/2022	3/31/2021
Foreign exchange net (gain) loss	$(4)	$2
Impairment and closure expense	—	1
Other(a)	(2)	(9)
Other (income) expense	$(6)	$(6)

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

	3/31/2022	12/31/2021
Accounts and notes receivable, gross	$606	$632
Allowance for doubtful accounts	(41)	(36)
Accounts and notes receivable, net(a)	$565	$596

(a)    Accounts and notes receivable, net includes approximately $2 million in license fees at March 31, 2022 related to Yum China Holdings, Inc. ("Yum China") gross revenue during the quarter ended March 31, 2022 that Yum China is now disputing are due under the terms of the Master License Agreement (“MLA”) between the Company and Yum China. License fees related to such revenue have historically been paid by Yum China and we believe they continue to be due under the terms of the MLA.

Property, Plant and Equipment, net

	3/31/2022	12/31/2021
Property, plant and equipment, gross	$2,468	$2,477
Accumulated depreciation and amortization	(1,287)	(1,270)
Property, plant and equipment, net	$1,181	$1,207

Assets held-for-sale totaled $9 million and $12 million as of March 31, 2022 and December 31, 2021, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Other Assets	3/31/2022	12/31/2021
Operating lease right-of-use assets(a)	$791	$809
Franchise incentives	179	164
Investment in Devyani International Limited (See Note 12)	122	118
Other	393	396
Other assets	$1,485	$1,487

(a)    Non-current operating lease liabilities of $776 million and $793 million as of March 31, 2022 and December 31, 2021, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	3/31/2022	12/31/2021
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$365	$486
Restricted cash included in Prepaid expenses and other current assets(a)	218	250
Restricted cash and restricted cash equivalents included in Other assets(b)	35	35
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$618	$771

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 6 - Income Taxes

	Quarter ended
	2022	2021
Income tax (benefit) provision	$(1)	$83
Effective tax rate	(0.2)%	20.2%

The decrease in our effective tax rate for the quarter ended March 31, 2022, as compared with the quarter ended March 31, 2021, is primarily due to an $82 million tax benefit discretely recorded in the quarter ended March 31, 2022, from the release of a valuation allowance on foreign tax credit carryforwards. In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations make foreign taxes paid to certain countries no longer creditable in the U.S. Accordingly, we reversed a valuation allowance associated with existing foreign tax credit carryforwards that we now believe will be used to offset these now non-creditable taxes in 2022 and future years.

Note 7 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 3/31/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$15	$214	$5	$125	$359
Franchise revenues	45	157	64	1	267
Property revenues	3	11	1	—	15
Franchise contributions for advertising and other services	6	123	72	—	201

China
Franchise revenues	61	—	16	—	77

Other
Company sales	111	—	—	—	111
Franchise revenues	260	11	70	—	341
Property revenues	14	—	—	—	14
Franchise contributions for advertising and other services	145	1	16	—	162
	$660	$517	$244	$126	$1,547

	Quarter ended 3/31/2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$14	$208	$5	$121	$348
Franchise revenues	44	144	67	1	256
Property revenues	4	10	—	—	14
Franchise contributions for advertising and other services	6	117	79	—	202

China
Franchise revenues	62	—	16	—	78

Other
Company sales	119	—	9	—	128
Franchise revenues	230	8	57	—	295
Property revenues	14	—	1	—	15
Franchise contributions for advertising and other services	132	1	17	—	150
	$625	$488	$251	$122	$1,486

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2022 is presented below.

Deferred Franchise Fees
Balance at December 31, 2021	$421
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(19)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	16
Balance at March 31, 2022	$418

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$67
1 - 2 years	62
2 - 3 years	57
3 - 4 years	50
4 - 5 years	44
Thereafter	138
Total	$418

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	2022	2021
KFC Division	$660	$625
Taco Bell Division	517	488
Pizza Hut Division	244	251
Habit Burger Grill Division	126	122
	$1,547	$1,486

	Quarter ended
Operating Profit	2022	2021
KFC Division	$291	$300
Taco Bell Division	185	178
Pizza Hut Division	102	102
Habit Burger Grill Division	(8)	—
Corporate and unallocated G&A expenses	(71)	(50)
Unallocated Company restaurant expenses	—	—
Unallocated Franchise and property expenses	—	—
Unallocated Refranchising gain (loss)	4	15
Unallocated Other income (expense)	6	(2)
Operating Profit	$509	$543
Investment income (expense), net(a)	7	—
Other pension income (expense)	—	(3)
Interest expense, net(b)	(118)	(131)
Income before income taxes	$398	$409

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Includes changes in the value of our investment in Devyani International Limited (see Note 12).

(b)Includes fees expensed and unamortized debt-issuance costs written off totaling $12 million related to the refinancing of the Credit Agreement (as described within our 2021 Form 10-K) during the quarter ended March 31, 2021.

Note 9 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded. We fund our other U.S. plans as benefits are paid.  The Plan and our non-qualified plans in the U.S. are closed to new salaried participants.

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended
	2022	2021
Service cost	$2	$2
Interest cost	8	8
Expected return on plan assets	(12)	(11)
Amortization of net loss	3	6
Amortization of prior service cost	1	1
Net periodic benefit cost	$2	$6

Note 10 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	3/31/2022	12/31/2021
Current maturities of long-term debt	$80	$75
Less current portion of debt issuance costs and discounts	(7)	(7)
Short-term borrowings	$73	$68

Long-term Debt
Securitization Notes	$3,802	$3,811
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	174	—
Term Loan A Facility	750	750
Term Loan B Facility	1,485	1,489
YUM Senior Unsecured Notes	4,475	4,475
Finance lease obligations	64	64
	$11,500	$11,339
Less debt issuance costs and discounts	(88)	(86)
Less current maturities of long-term debt	(80)	(75)
Long-term debt	$11,332	$11,178

Details of our Short-term borrowings and Long-term debt as of December 31, 2021 can be found within our 2021 Form 10-K.

On February 23, 2022, Yum! Brands, Inc. issued a notice of redemption for the $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025 (the “2025 Notes”). The 2025 Notes were redeemed subsequent to the first quarter, on April 1, 2022, at an amount equal to 103.875% of the aggregate principal amount of the 2025 Notes, reflecting a $23 million “call premium”, plus accrued and unpaid interest to the date of redemption.

Also subsequent to the first quarter, on April 1, 2022, Yum! Brands, Inc. issued $1.0 billion aggregate principal amount of 5.375% YUM Senior Unsecured Notes due April 1, 2032 (the “April 2032 Notes”). The net proceeds from the April 2032 Notes were used to fund the redemption of the 2025 Notes discussed above and for general corporate purposes. The redemption of the 2025 Notes and issuance of the April 2032 Notes are not reflected in the table above.

Cash paid for interest during the quarter ended March 31, 2022, was $90 million. During the quarter ended March 31, 2021, fees expensed as well as previously recorded unamortized debt issuance costs written off totaling $12 million were recognized within Interest expense, net due to the refinancing of our Credit Agreement. Excluding these amounts associated with the Credit Agreement refinancing, cash paid for interest during the quarter ended March 31, 2021, was $88 million.

Note 11 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates is currently not significant.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both March 31, 2022 and December 31, 2021, we had interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. These interest rate swaps have been designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of March 31, 2022 or December 31, 2021.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through March 31, 2022, the swaps were highly effective cash flow hedges.

As a result of the use of interest rate swaps, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2022, all of the counterparties to our interest rate swaps had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2022	2021	2022	2021

Interest rate swaps	$59	$24	$11	$4

Income tax benefit/(expense)	(14)	(6)	(3)	(1)

As of March 31, 2022, the estimated net loss included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $17 million, based on current LIBOR interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of March 31, 2022, was not significant.

See Note 12 for the fair value of our derivative assets and liabilities.

Note 12 - Fair Value Disclosures

As of March 31, 2022, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of borrowings under our Revolving Facility, our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	3/31/2022		12/31/2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,802	$3,703	$3,811	$3,872
Subsidiary Senior Unsecured Notes(b)	750	773	750	784
Term Loan A Facility(b)	750	748	750	748
Term Loan B Facility(b)	1,485	1,477	1,489	1,490
YUM Senior Unsecured Notes(b)	4,475	4,452	4,475	4,845

(a)    We estimated the fair value of the Securitization Notes using market quotes and calculations. The markets in which the Securitization Notes trade are not considered active markets.

(b)    We estimated the fair value of the YUM and Subsidiary Senior Unsecured Notes, Term Loan A Facility and Term Loan B Facility using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The Company has interest rate swaps and other investments, all of which are required to be measured at fair value on a recurring basis (see Note 11 for discussion regarding derivative instruments). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.

			Fair Value
	Condensed Consolidated Balance Sheet	Level	3/31/2022	12/31/2021
Assets
Other Investments	Other assets	1	125	119
Other Investments	Other assets	3	5	5

Liabilities
Interest Rate Swaps	Accounts payable and other current liabilities	2	17	38
Interest Rate Swaps	Other liabilities and deferred credits	2	5	54

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

The other investments primarily include an approximate 5% minority interest in Devyani International Limited (“Devyani”), an entity that operates KFC and Pizza Hut franchised units in India, with a fair value of Indian Rupee 9.3 billion (or approximately $122 million) and Indian Rupee 8.8 billion (or approximately $118 million) at March 31, 2022 and December 31, 2021, respectively. For the quarter ended March 31, 2022, we recognized pre-tax investment income of Indian Rupee 540 million (or approximately $7 million) related to changes in fair value of our investment in Devyani.

Note 13 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, on October 13, 2021, we received a Notice of Proposed Adjustment (“NPA”) from the IRS for the 2014 fiscal year relating to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these reorganizations involved taxable distributions of approximately $6.0 billion. We expect to receive the Revenue Agent’s Report (“RAR”) including the IRS’s calculation of the tax assessment in the second quarter of 2022. Based on the NPA, the amount of additional tax to be proposed is expected to be material. We disagree with the IRS’s position as asserted in the NPA and intend to contest it vigorously by filing a protest disputing on multiple grounds any proposed taxes and proceeding to the IRS Office of Appeals.

The final resolution of this matter is uncertain, but the Company believes that it is more likely than not the Company’s tax position will be sustained; therefore, no reserve is recorded with respect to this matter. An unfavorable resolution of this matter could have a material, adverse impact on our consolidated Financial Statements in future periods.

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 31, 2022, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million. The present value of these potential payments discounted at our pre-tax cost of debt at March 31, 2022, was approximately $325 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of March 31, 2022, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $145 million. Of this amount, $140 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order remains in effect and the next hearing is now scheduled for August 31, 2022. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following Management's Discussion and Analysis (“MD&A”), should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, (“2021 Form 10-K”). All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 54,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza food categories, respectively. The Habit Burger Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 54,000 restaurants, 98% are operated by franchisees.

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

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•Same-store sales growth is the estimated percentage change in system sales of all restaurants that have been open and in the YUM system for one year or more, including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. The system sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). Throughout 2021 we had a significant number of restaurants that were temporarily closed including restaurants closed due to government and landlord restrictions as a result of COVID-19. Additionally, due to our decision in the quarter ended March 31, 2022, to suspend the operations of our 70 company-owned KFC stores in Russia, such restaurants are considered temporarily closed at March 31, 2022 for purposes of our same-store sales growth calculation and unit count presentation. We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends.

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

For the quarter ended March 31, 2022, GAAP diluted EPS was $1.36 per share, an increase from $1.07 per share in the quarter ended March 31, 2021, and diluted EPS, excluding Special Items, was $1.05 per share, a decrease from $1.07 per share in the quarter ended March 31, 2021.

Quarterly Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+9	+3	+8	(3)	+1
Taco Bell Division	+8	+5	+5	+4	+4
Pizza Hut Division	+3	Even	+5	Even	+2
Worldwide	+8	+3	+6	(6)	(5)

Additionally:

•During the quarter, 997 gross units were opened contributing to the addition of 628 net new units.

•During the quarter, we repurchased 3.4 million shares totaling $407 million at an average price of $121.

•Foreign currency translation unfavorably impacted Divisional Operating Profit for the quarter by $14 million.

Worldwide

GAAP Results

	Quarter ended
	2022	2021	% B/(W)
Company sales	$470	$476	(1)
Franchise and property revenues	714	658	9
Franchise contributions for advertising and other services	363	352	3
Total revenues	1,547	1,486	4

Company restaurant expenses	402	392	(3)
G&A expenses	253	206	(23)
Franchise and property expenses	32	23	(42)
Franchise advertising and other services expense	361	343	(5)
Refranchising (gain) loss	(4)	(15)	(76)
Other (income) expense	(6)	(6)	NM
Total costs and expenses, net	1,038	943	(10)
Operating Profit	509	543	(6)

Investment (income) expense, net	(7)	—	NM
Other pension (income) expense	—	3	83
Interest expense, net	118	131	11
Income before income taxes	398	409	(3)
Income tax (benefit) provision	(1)	83	101
Net Income	$399	$326	22

Diluted EPS(a)	$1.36	$1.07	27
Effective tax rate	(0.2)%	20.2%	20.4	ppts.

(a)See Note 2 for the number of shares used in this calculation.

Performance Metrics

Unit Count	3/31/2022	3/31/2021	% Increase (Decrease)
Franchise	52,990	49,714	7
Company-owned	1,062	1,074	(1)
Total	54,052	50,788	6

	Quarter ended
	2022	2021
Same-store Sales Growth (Decline) %	3	9
System Sales Growth (Decline) %, reported	6	14
System Sales Growth (Decline) %, excluding FX	8	11

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended
	2022	2021

Consolidated
Company sales(a)	$470	$476
Franchise sales	13,676	12,909
System sales	14,146	13,385
Foreign Currency Impact on System sales(b)	(275)	N/A
System sales, excluding FX	$14,421	$13,385

KFC Division
Company sales(a)	$126	$133
Franchise sales	7,607	7,140
System sales	7,733	7,273
Foreign Currency Impact on System sales(b)	(229)	N/A
System sales, excluding FX	$7,962	$7,273

Taco Bell Division
Company sales(a)	$214	$208
Franchise sales	2,894	2,672
System sales	3,108	2,880
Foreign Currency Impact on System sales(b)	(5)	N/A
System sales, excluding FX	$3,113	$2,880

Pizza Hut Division
Company sales(a)	$5	$14
Franchise sales	3,155	3,082
System sales	3,160	3,096
Foreign Currency Impact on System sales(b)	(41)	N/A
System sales, excluding FX	$3,201	$3,096

Habit Burger Grill Division
Company sales(a)	$125	$121
Franchise sales	20	15
System sales	145	136
Foreign Currency Impact on System sales(b)	—	N/A
System sales, excluding FX	$145	$136

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended
	2022	2021
Core Operating Profit Growth (Decline) %	(5)	33
Diluted EPS Growth (Decline) %, excluding Special Items	(1)	67
Effective Tax Rate excluding Special Items	20.3%	20.2%

	Quarter ended
	2022	2021
Company restaurant profit	$68	$84
Company restaurant margin %	14.5%	17.6%

	Quarter ended
Detail of Special Items	2022	2021
Refranchising gain (loss)(a)	$4	$2
Profits from operations in Russia(b)	7	—
Other Special Items Income (Expense)	(1)	—
Special Items Income (Expense) - Operating Profit	10	2
Tax (Expense) Benefit on Special Items(c)	(2)	(1)
Tax Benefit - Newly issued U.S. foreign tax credit regulations(d)	82	—
Special Items Income (Expense), net of tax	$90	$1
Average diluted shares outstanding	294	305
Special Items diluted EPS	$0.31	$—

(a)Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded during 2022 and 2021 as Special Items are directly associated with restaurants that were refranchised prior to the end of 2018.

During the quarters ended March 31, 2022 and 2021, we recorded net refranchising gains of $4 million and $2 million, respectively, that have been reflected as a Special Item.

Additionally, we recorded net refranchising gains of less than $1 million and $13 million during the quarters ended March 31, 2022 and 2021, respectively, that have not been reflected as Special Items. These net gains relate to refranchising of restaurants in 2022 and 2021 that were not part of our aforementioned plans to achieve 98% franchise ownership and that we believe are now more indicative of our expected ongoing refranchising activity.

(b)Our operating results for the quarter ended March 31, 2022, continue to reflect revenues and expenses related to Russia within their historical financial statement line items and operating segments. However, we have reclassed net Operating Profit attributable to Russia subsequent to the date of our pledge to direct any future net profits from operations in Russia to humanitarian efforts that had not yet been directed to humanitarian efforts as of March 31, 2022, from the Division segment results in which they were earned to Corporate and unallocated. Such Operating Profit has been reflected within Other (income) expense and reflected as a Special Item. See further discussion of the situation in Russia within this Management's Discussion and Analysis.

(c)Tax (Expense) Benefit on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

(d)In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations make foreign taxes paid to certain countries no longer creditable in the U.S. As a result, we reversed a valuation allowance associated with existing foreign tax credit carryforwards that we now believe will be used to offset these now non-creditable taxes in 2022 and future years. This valuation allowance reversal resulted in a one-time tax benefit of $82 million that was reflected as a Special Item.

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended
	2022	2021
Consolidated
GAAP Operating Profit	$509	$543
Special Items Income (Expense)	10	2
Foreign Currency Impact on Divisional Operating Profit(a)	(14)	N/A
Core Operating Profit	$513	$541

KFC Division
GAAP Operating Profit	$291	$300
Foreign Currency Impact on Divisional Operating Profit(a)	(12)	N/A
Core Operating Profit	$303	$300

Taco Bell Division
GAAP Operating Profit	$185	$178
Foreign Currency Impact on Divisional Operating Profit(a)	—	N/A
Core Operating Profit	$185	$178

Pizza Hut Division
GAAP Operating Profit	$102	$102
Foreign Currency Impact on Divisional Operating Profit(a)	(2)	N/A
Core Operating Profit	$104	$102

Habit Burger Grill Division
GAAP Operating Profit (Loss)	$(8)	$—
Foreign Currency Impact on Divisional Operating Profit(a)	—	N/A
Core Operating Profit (Loss)	$(8)	$—

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.36	$1.07
Special Items Diluted EPS	0.31	—
Diluted EPS excluding Special Items	$1.05	$1.07

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	(0.2)%	20.2%
Impact on Tax Rate as a result of Special Items	(20.5)%	—%
Effective Tax Rate excluding Special Items	20.3%	20.2%

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

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 3/31/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$291	$185	$102	$(8)	$(61)	$509
Less:
Franchise and property revenues	383	179	151	1	—	714
Franchise contributions for advertising and other services	151	124	88	—	—	363
Add:
General and administrative expenses	84	36	50	12	71	253
Franchise and property expenses	24	6	2	—	—	32
Franchise advertising and other services expense	151	123	87	—	—	361
Refranchising (gain) loss	—	—	—	—	(4)	(4)
Other (income) expense	2	—	(2)	—	(6)	(6)
Company restaurant profit	$18	$47	$—	$3	$—	$68
Company sales	$126	$214	$5	$125	$—	$470
Company restaurant margin %	14.1%	21.9%	(0.7)%	3.0%	N/A	14.5%

	Quarter ended 3/31/2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$300	$178	$102	$—	$(37)	$543
Less:
Franchise and property revenues	354	162	141	1	—	658
Franchise contributions for advertising and other services	138	118	96	—	—	352
Add:
General and administrative expenses	73	31	40	12	50	206
Franchise and property expenses	14	7	2	—	—	23
Franchise advertising and other services expense	133	116	94	—	—	343
Refranchising (gain) loss	—	—	—	—	(15)	(15)
Other (income) expense	(6)	(2)	—	—	2	(6)
Company restaurant profit	$22	$50	$1	$11	$—	$84
Company sales	$133	$208	$14	$121	$—	$476
Company restaurant margin %	16.6%	24.1%	6.7%	8.8%	N/A	17.6%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2022 and/or 2021 and/or reasonably likely to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

Russia Invasion of Ukraine

Given the Russian invasion of Ukraine, during the quarter ended March 31, 2022 we announced the suspension of all investment and restaurant development efforts in Russia as well as the operations of our 70 company-owned KFC restaurants in Russia and that we are finalizing an agreement with our Pizza Hut master franchisee to suspend all Pizza Hut restaurant operations. Further, we pledged to direct any future net profits from operations in Russia subsequent to the invasion to humanitarian efforts. In addition to these actions, we have begun a process aimed at transferring ownership to local operators.

Our business in Russia consists of the aforementioned company-owned KFC restaurants, approximately 1,100 franchisee-owned KFC restaurants and 50 Pizza Hut restaurants that are operated under a master franchise agreement. Historically, our Russian business has constituted approximately 3% of our total operating profit and 2% of our total system sales. During the quarter ended March 31, 2022, our Core Operating Profits in Russia declined versus the first quarter of last year, negatively impacting consolidated YUM and KFC Division Core Operating Profit growth by one and two percentage points, respectively. On a full year basis, we expect that the year-over-year decline in Core Operating Profits in Russia will negatively impact YUM Core Operating Profit growth by three percentage points.

See Note 1 for a discussion regarding our net asset base in Russia.

COVID-19

In late 2019, a novel strain of coronavirus, COVID-19, was first detected and in March 2020, the World Health Organization declared COVID-19 a global pandemic. As a result of COVID-19, governmental authorities around the world implemented measures to reduce the spread of COVID-19, some of which remain in place today. These measures have included and in some instances continue to include restrictions on travel outside the home and other limitations on business and other activities as well as encouraging social distancing. As a result of COVID-19, we and our franchisees have experienced store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. The impact on our sales in each of our markets has been dependent on the timing, severity and duration of the outbreak, measures implemented by government authorities to reduce the spread of COVID-19, as well as our reliance on dine-in sales in the market.

As we ended the first quarter of 2022, COVID-19 outbreaks and resulting government restrictions limiting mobility continued to impact sales in a few key markets, primarily in China. Excluding China, our YUM consolidated same-store sales growth was 6%, our KFC Division same-store sales growth was 10% and our Pizza Hut Division same-store sales growth was 2% for the quarter ended March 31, 2022.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company's results for the balance of 2022.

Investment in Devyani

In 2020, we received an approximate 5% minority interest in Devyani International Limited (“Devyani”), an entity that operates KFC and Pizza Hut franchised units in India. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. At the time of the refranchisings, the fair value of this minority interest was estimated to be approximately $31 million. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of this investment became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net in our Condensed Consolidated Statements of Income and recognized pre-tax investment income of $7 million, in the quarter ended March 31, 2022.

KFC Division

The KFC Division has 27,372 units, 86% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of March 31, 2022.

	Quarter ended
			% B/(W)
	2022	2021	Reported		Ex FX
System Sales	$7,733	$7,273	6		9
Same-Store Sales Growth (Decline) %	3	8	N/A		N/A

Company sales	$126	$133	(5)		—
Franchise and property revenues	383	354	8		12
Franchise contributions for advertising and other services	151	138	10		16
Total revenues	$660	$625	6		11

Company restaurant profit	$18	$22	(19)		(15)
Company restaurant margin %	14.1%	16.6%	(2.5)	ppts.	(2.4)	ppts.

G&A expenses	$84	$73	(15)		(18)
Franchise and property expenses	24	14	(71)		(85)
Franchise advertising and other services expense	151	133	(14)		(20)
Operating Profit	$291	$300	(3)		1

			% Increase (Decrease)
Unit Count	3/31/2022	3/31/2021
Franchise	27,081	25,002	8
Company-owned	291	290	—
Total	27,372	25,292	8

Company sales and Company restaurant margin %

Company sales, excluding the impacts of foreign currency translation, were flat including the impact of a company same-store sales decline of 1%.

The quarterly decrease in Company restaurant margin percentage was driven by commodity and wage inflation.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 4% and unit growth.

G&A

The quarterly increase in G&A, excluding the impact of foreign currency translation, was driven by higher headcount and salaries and higher professional fees.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by current year bad debt expense lapping prior year net bad debt recoveries for past due franchise receivables and higher G&A.

Taco Bell Division

The Taco Bell Division has 7,831 units, 90% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of March 31, 2022.

	Quarter ended
			% B/(W)
	2022	2021	Reported		Ex FX

System Sales	$3,108	$2,880	8		8
Same-Store Sales Growth %	5	9	N/A		N/A

Company sales	$214	$208	3		3
Franchise and property revenues	179	162	10		10
Franchise contributions for advertising and other services	124	118	5		5
Total revenues	$517	$488	6		6

Company restaurant profit	$47	$50	(6)		(6)
Company restaurant margin %	21.9%	24.1%	(2.2)	ppts.	(2.2)	ppts.

G&A expenses	$36	$31	(17)		(17)
Franchise and property expenses	6	7	10		11
Franchise advertising and other services expense	123	116	(6)		(6)
Operating Profit	$185	$178	4		4

			% Increase (Decrease)
Unit Count	3/31/2022	3/31/2021
Franchise	7,367	7,019	5
Company-owned	464	474	(2)
Total	7,831	7,493	5

Company sales and Company restaurant margin %

The quarterly increase in Company sales was driven by company same-store sales growth of 5% and unit growth partially offset by refranchising.

The quarterly decrease in Company restaurant margin percentage was driven by commodity and wage inflation and partially offset by same-store sales growth.

Franchise and property revenues

The quarterly increases in Franchise and property revenues was driven by franchise same-store sales growth of 5% and unit growth.

G&A

The quarterly increase in G&A was driven by higher headcount and salaries and higher professional fees.

Operating Profit

The quarterly increase in Operating Profit was driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs and higher G&A.

Pizza Hut Division

The Pizza Hut Division has 18,518 units, 65% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of March 31, 2022.

	Quarter ended
			% B/(W)
	2022	2021	Reported		Ex FX

System Sales	$3,160	$3,096	2		3
Same-Store Sales Growth (Decline) %	Even	12	N/A		N/A

Company sales	$5	$14	(66)		(66)
Franchise and property revenues	151	141	7		8
Franchise contributions for advertising and other services	88	96	(8)		(8)
Total revenues	$244	$251	(3)		(2)

Company restaurant profit	$—	$1	NM		NM
Company restaurant margin %	(0.7)%	6.7%	(7.4)	ppts.	(7.4)	ppts.

G&A expenses	$50	$40	(22)		(22)
Franchise and property expenses	2	2	3		2
Franchise advertising and other services expense	87	94	7		7
Operating Profit	$102	$102	Even		2

			% Increase (Decrease)
Unit Count	3/31/2022	3/31/2021
Franchise	18,496	17,657	5
Company-owned	22	53	(58)
Total	18,518	17,710	5

Company sales

The quarterly decrease in Company sales, excluding the impacts of foreign currency translation, was driven by the refranchising of stores in the United Kingdom.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by the recognition of franchise fees related to unexercised development rights arising from a master franchise agreement and unit growth.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and salaries and higher professional fees.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by the recognition of franchise fees related to unexercised development rights arising from a master franchise agreement and unit growth, partially offset by higher G&A.

Habit Burger Grill Division

The Habit Burger Grill Division has 331 units, the vast majority of which are in the U.S. The Company owned 90% of the Habit Burger Grill units in the U.S. as of March 31, 2022.

	Quarter ended
			% B/(W)
	2022	2021	Reported	Ex FX
System Sales	$145	$136	6	6
Same-Store Sales Growth %(a)	3	13	N/A	N/A
Total revenues	$126	$122	3	3
Operating Profit (Loss)	$(8)	$—	NM	NM

(a)    Beginning with the quarter ended March 31, 2022, our Habit Burger Grill Division adopted a reporting calendar change as discussed in Note 1. The impact of this change in reporting calendar was not significant, and accordingly, prior year amounts in these Condensed Consolidated Financial Statements and accompanying Management's Discussion and Analysis have not been restated. System sales growth, excluding the impact of the reporting calendar change, was 17% for the quarter ended March 31, 2022.

Unit Count	3/31/2022	3/31/2021	% Increase (Decrease)
Franchise	46	36	28
Company-owned	285	257	11
Total	331	293	13

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2022	2021	% B/(W)
Corporate and unallocated G&A	$(71)	$(50)	(42)
Unallocated Company restaurant expenses	—	—	NM
Unallocated Refranchising gain (loss)	4	15	(76)
Unallocated Other income (expense)	6	(2)	NM
Investment income (expense), net (See Note 8)	7	—	NM
Other pension income (expense) (See Note 9)	—	(3)	83
Interest expense, net	(118)	(131)	11
Income tax benefit (provision) (See Note 6)	1	(83)	101
Effective tax rate (See Note 6)	(0.2)%	20.2%	20.4	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and unallocated G&A expense was driven by higher headcount and salaries including personnel associated with our 2021 investments in digital and technology companies, higher meeting costs and higher professional fees.

Interest expense, net

The quarterly decrease in Interest expense, net was primarily driven by $12 million of previously unamortized debt issuance costs written off during the quarter ended March 31, 2021 due to the refinancing of our Credit Agreement.

Consolidated Cash Flows

Net cash provided by operating activities was $253 million in 2022 versus $324 million in 2021. The decrease was largely driven by an increase in incentive compensation payments and a decrease in Operating profit before Special Items.

Net cash used in investing activities was $29 million in 2022 versus net cash provided by investing activities of $14 million in 2021. The change was primarily driven by the lapping of our prior year sale of certain mutual fund investments.

Net cash used in financing activities was $377 million in 2022 versus $563 million in 2021. The change was primarily driven by higher net borrowings in 2022, partially offset by higher share repurchases.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past three years and we expect that to continue to be the case in 2022. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement (see Note 10), of which $174 million was drawn as of March 31, 2022. We believe that our ongoing cash from operations, cash on hand, which was approximately $350 million at March 31, 2022, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2021 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of March 31, 2022, approximately 92%, including the impact of interest rate swaps, of our $11.4 billion of total debt outstanding, excluding finance leases, is fixed with an effective overall interest rate of approximately 4.3%. We are managing a capital structure which reflects consolidated leverage, net of available cash, in-line with our target of ~5.0x EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of March 31, 2022.

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes	$30	$39	$39	$39	$944	$875	$582	$565	$7	$682				$3,802
Credit Agreement	25	34	48	53	662	15	1,398							2,235
Subsidiary Senior Unsecured Notes						750								750
YUM Senior Unsecured Notes		325		600					800	1,050	$1,100	$325	$275	4,475
Revolving Facility					174									174
Total	$55	$398	$87	$692	$1,780	$1,640	$1,980	$565	$807	$1,732	$1,100	$325	$275	$11,436

See Note 10 for details on the Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

On February 23, 2022, Yum! Brands, Inc. issued a notice of redemption for the $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025 (the “2025 Notes”). The 2025 Notes were redeemed subsequent to the first quarter, on April 1, 2022, at an amount equal to 103.875% of the aggregate principal amount of the 2025 Notes, reflecting a $23 million “call premium”, plus accrued and unpaid interest to the date of redemption.

Also subsequent to the first quarter, on April 1, 2022, Yum! Brands, Inc. issued $1.0 billion aggregate principal amount of 5.375% YUM Senior Unsecured Notes due April 1, 2032 (the “April 2032 Notes”). The net proceeds from the April 2032 Notes were used to fund the redemption of the 2025 Notes discussed above and for general corporate purposes. The redemption of the 2025 Notes and issuance of the April 2032 Notes are not included in the table above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2022, to the disclosures made in Item 7A of the Company’s 2021 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2022.

Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) any risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2021, and (iv) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2021. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yum! Brands, Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (YUM) as of March 31, 2022, the related condensed consolidated statements of income, comprehensive income, cash flows and shareholders’ deficit for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2021, and the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 10, 2022

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Information about our most recent risk factors is disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. At March 31, 2022, there have been no material changes to the information, except for the expanded discussion related to the Russian invasion of Ukraine, included below.

Our international operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated in countries and territories outside of the U.S., including in emerging markets, and we intend to continue expansion of our international operations. As a result, our business and the businesses of our Concepts’ franchisees are increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, military conflicts and terrorism, as well as changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment (including the risks of operating in developing or emerging markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), income and non-income based tax rates and laws. Additional risks include the impact of import restrictions or controls, sanctions, foreign exchange control regimes (including restrictions on currency conversion), health guidelines and safety protocols related to the COVID-19 pandemic, labor costs and conditions, compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices, consumer preferences and the laws and policies that govern foreign investment in countries where our Concepts’ restaurants are operated. For example, we have been subject to a regulatory enforcement action in India alleging violation of foreign exchange laws for failure to satisfy conditions of certain operating approvals, such as minimum investment and store build requirements as well as limitations on the remittance of fees outside of the country (see Note 13).

Following the Russian invasion of Ukraine, we announced the suspension of all investment and restaurant development efforts in Russia as well as the operations of company-owned KFC restaurants in Russia, and that we are finalizing an agreement with our Pizza Hut master franchisee to suspend restaurant operations in Russia. In addition to these actions, we have begun a process aimed at transferring ownership to local operators while, in the interim, we continue to redirect any net profits from Russia operations to humanitarian efforts. There can be no guarantee that our efforts to transfer ownership will be successful, and any transfer or failure to transfer could result in damage to our and our Concepts’ brand reputations. In addition, the Russian invasion of Ukraine has and may continue to adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our Concepts’ restaurants located in Russia and Eastern Europe, including to the extent that any such sanctions restrict our ability in this region to conduct business with certain suppliers or vendors, and/or to utilize the banking system and repatriate cash. Given current conditions and our announced intention to transfer the business to local operators, there can be no assurance of any contribution to any component of our results of operations from the Russia business in the short or long term.

We and our franchisees do business in jurisdictions that may be subject to trade or economic sanction regimes and such sanctions could be expanded. Any failure to comply with such sanction regimes or other similar laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of business licenses, or a cessation of operations at our or our franchisees’ businesses, as well as damage to our and our Concepts’ brand images and reputations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2022, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
1/1/22-1/31/22	—	$—	—	$950

2/1/22-2/28/22	1,022	$123.92	1,022	$823

3/1/22-3/31/22	2,337	$119.88	2,337	$543
Total	3,359	$121.11	3,359	$543

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. All shares repurchased above were made pursuant to that authorization.

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

4.2.3
Third Supplemental Indenture, dated as of March 24, 2022, by and between the Company and U.S. Bank Trust Company National Association, as trustee, which is incorporated herein by reference from Exhibit 4.1 to Form 8-K filed April 1, 2022.

	10.13.5†	Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2022), as effective February 11, 2022, as attached herein.

	10.26.1	Amendment No. 1 to Master License Agreement, dated as of April 15, 2022, by and between Yum! Restaurants Asia Pte. Ltd. and Yum Restaurants Consulting (Shanghai) Company Limited, as attached herein.

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	May 10, 2022	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)