Form 10-Q
period 2022-06-30
YUM BRANDS INC
filed 2022-08-08
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of August 3, 2022, was 284,542,474 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Company sales	$499	$520	$969	$996
Franchise and property revenues	737	706	1,451	1,364
Franchise contributions for advertising and other services	400	376	763	728
Total revenues	1,636	1,602	3,183	3,088
Costs and Expenses, Net
Company restaurant expenses	415	417	817	809
General and administrative expenses	254	230	507	436
Franchise and property expenses	29	27	61	50
Franchise advertising and other services expense	396	372	757	715
Refranchising (gain) loss	(8)	(7)	(12)	(22)
Other (income) expense	(4)	(4)	(10)	(10)
Total costs and expenses, net	1,082	1,035	2,120	1,978
Operating Profit	554	567	1,063	1,110
Investment (income) expense, net	15	(1)	8	(1)
Other pension (income) expense	1	2	1	5
Interest expense, net	148	159	266	290
Income Before Income Taxes	390	407	788	816
Income tax provision	166	16	165	99
Net Income	$224	$391	$623	$717

Basic Earnings Per Common Share	$0.78	$1.31	$2.16	$2.39

Diluted Earnings Per Common Share	$0.77	$1.29	$2.13	$2.35

Dividends Declared Per Common Share	$0.57	$0.50	$1.14	$1.00

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/30/2022	6/30/2021	6/30/2022	6/30/2021

Net Income	$224	$391	$623	$717
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(21)	14	(44)	17
	(21)	14	(44)	17
Tax (expense) benefit	—	—	—	—
	(21)	14	(44)	17
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	11	—	58
Reclassification of (gains) losses into Net Income	4	4	9	11
	4	15	9	69
Tax (expense) benefit	(1)	(4)	(2)	(17)
	3	11	7	52
Changes in derivative instruments
Unrealized gains (losses) arising during the period	15	(8)	72	16
Reclassification of (gains) losses into Net Income	6	4	18	8
	21	(4)	90	24
Tax (expense) benefit	(5)	1	(22)	(6)
	16	(3)	68	18

Other comprehensive income, net of tax	(2)	22	31	87
Comprehensive Income	$222	$413	$654	$804

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/30/2022	6/30/2021
Cash Flows – Operating Activities
Net Income	$623	$717
Depreciation and amortization	71	78
Refranchising (gain) loss	(12)	(22)
Investment (income) expense, net	8	(1)
Deferred income taxes	—	(41)
Share-based compensation expense	45	38
Changes in accounts and notes receivable	(4)	25
Changes in prepaid expenses and other current assets	(2)	(11)
Changes in accounts payable and other current liabilities	(213)	(95)
Changes in income taxes payable	(23)	(25)
Other, net	29	110
Net Cash Provided by Operating Activities	522	773

Cash Flows – Investing Activities
Capital spending	(97)	(84)
Proceeds from refranchising of restaurants	41	43
Other, net	(8)	33
Net Cash Used In Investing Activities	(64)	(8)

Cash Flows – Financing Activities
Proceeds from long-term debt	999	1,900
Repayments of long-term debt	(658)	(2,002)
Repurchase shares of Common Stock	(557)	(530)
Dividends paid on Common Stock	(327)	(299)
Debt issuance costs	(11)	(18)
Other, net	(32)	(17)
Net Cash Used in Financing Activities	(586)	(966)
Effect of Exchange Rates on Cash and Cash Equivalents	(15)	11
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(143)	(190)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	771	1,024
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$628	$834

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 6/30/2022	12/31/2021
ASSETS
Current Assets
Cash and cash equivalents	$412	$486
Accounts and notes receivable, net	598	596
Prepaid expenses and other current assets	419	450
Total Current Assets	1,429	1,532

Property, plant and equipment, net	1,192	1,207
Goodwill	649	657
Intangible assets, net	361	359
Other assets	1,457	1,487
Deferred income taxes	702	724
Total Assets	$5,790	$5,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,090	$1,334
Income taxes payable	21	13
Short-term borrowings	72	68
Total Current Liabilities	1,183	1,415

Long-term debt	11,540	11,178
Other liabilities and deferred credits	1,635	1,746
Total Liabilities	14,358	14,339

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 285 shares issued in 2022 and 289 issued in 2021	—	—
Accumulated deficit	(8,274)	(8,048)
Accumulated other comprehensive loss	(294)	(325)
Total Shareholders’ Deficit	(8,568)	(8,373)
Total Liabilities and Shareholders’ Deficit	$5,790	$5,966

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters ended June 30, 2022 and 2021
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at March 31, 2022	286	$—	$(8,199)	$(292)	$(8,491)
Net Income			224		224
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(21)	(21)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				3	3
Net gain on derivative instruments (net of tax impact of $5 million)				16	16
Comprehensive Income					222
Dividends declared			(164)		(164)
Repurchase of shares of Common Stock	(2)	(15)	(135)		(150)
Employee share-based award exercises	1	(5)			(5)
Share-based compensation events		20			20
Balance at June 30, 2022	285	$—	$(8,274)	$(294)	$(8,568)

Balance at December 31, 2021	289	$—	$(8,048)	$(325)	$(8,373)
Net Income			623		623
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(44)	(44)
Pension and post-retirement benefit plans (net of tax impact of $2 million)				7	7
Net gain on derivative instruments (net of tax impact of $22 million)				68	68
Comprehensive Income					654
Dividends declared			(329)		(329)
Repurchase of shares of Common Stock	(5)	(37)	(520)		(557)
Employee share-based award exercises	1	(21)			(21)
Share-based compensation events		58			58
Balance at June 30, 2022	285	$—	$(8,274)	$(294)	$(8,568)

Balance at March 31, 2021	298	$—	$(7,566)	$(346)	$(7,912)
Net Income			391		391
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				14	14
Pension and post-retirement benefit plans (net of tax impact of $4 million)				11	11
Net loss on derivative instruments (net of tax impact of $1 million)				(3)	(3)
Comprehensive Income					413
Dividends declared			(149)		(149)
Repurchase of shares of Common Stock	(2)	(10)	(245)		(255)
Employee share-based award exercises	—	(7)			(7)
Share-based compensation events		17			17
Balance at June 30, 2021	296	$—	$(7,569)	$(324)	$(7,893)

Balance at December 31, 2020	300	$—	$(7,480)	$(411)	$(7,891)
Net Income			717		717
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				17	17
Pension and post-retirement benefit plans (net of tax impact of $17 million)				52	52
Net gain on derivative instruments (net of tax impact of $6 million)				18	18
Comprehensive Income					804
Dividends declared			(300)		(300)
Repurchase of shares of Common Stock	(5)	(24)	(506)		(530)
Employee share-based award exercises	1	(17)			(17)
Share-based compensation events		41			41
Balance at June 30, 2021	296	$—	$(7,569)	$(324)	$(7,893)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 53,000 restaurants in 155 countries and territories.  As of June 30, 2022, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza food categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of June 30, 2022, YUM consisted of four operating segments:

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

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended June 30, 2022. These reclassifications had no effect on previously reported Net Income.

Russia Invasion of Ukraine

In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts.

During the second quarter, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator who has initiated the process of re-branding locations to a non-YUM concept. We are also in the process of transferring ownership of our KFC Russia restaurants, operating system and master franchise rights, including the network of franchised restaurants, to a local operator who will be responsible for re-branding locations to a non-YUM concept. Upon the completion of this process, we will have fully exited from Russia.

Our long-lived asset base in Russia at June 30, 2022 primarily includes approximately $115 million in property, plant and equipment and lease right-of-use assets related primarily to our company-owned KFC restaurants. Additionally, we have approximately $10 million in goodwill and $13 million of cumulative foreign currency translation losses associated with Russian assets recorded within Shareholders’ Deficit at June 30, 2022. We review long-lived assets and goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. As a result of our decisions regarding our Russian operations as described in the previous paragraphs, we conducted an impairment review of our long-lived asset base and goodwill during the quarter ended June 30, 2022. As a result of our review, there was no impairment recorded during the quarter ended June 30, 2022. We will continue to monitor developments in Russia, including the status of our ownership transfer process, and update our impairment reviews accordingly.

Subsequent to the end of the second quarter we initiated the bidding process for the KFC Russia business and, as a result, those operations will qualify for held-for-sale accounting beginning in our quarter ended September 30, 2022. The transaction is expected to be completed by the end of 2022, subject to regulatory approvals and other customary closing conditions.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2022	2021	2022	2021
Net Income	$224	$391	$623	$717

Weighted-average common shares outstanding (for basic calculation)	286	298	288	299
Effect of dilutive share-based employee compensation	4	6	4	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	290	304	292	304

Basic EPS	$0.78	$1.31	$2.16	$2.39

Diluted EPS	$0.77	$1.29	$2.13	$2.35
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.4	1.5	1.8	2.1

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 30, 2022 and 2021 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2022	2021	2022	2021	2022
November 2019	—	4,746	$—	$530	$—
May 2021	4,635	—	557	—	393
Total	4,635	4,746	$557	$530	$393

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at March 31, 2022, net of tax	$(229)	$(30)	$(33)	$(292)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(21)	—	11	(10)

(Gains) losses reclassified from AOCI, net of tax	—	3	5	8
	(21)	3	16	(2)
Balance at June 30, 2022, net of tax	$(250)	$(27)	$(17)	$(294)

Balance at December 31, 2021, net of tax	$(206)	$(34)	$(85)	$(325)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(44)	—	54	10

(Gains) losses reclassified from AOCI, net of tax	—	7	14	21
	(44)	7	68	31
Balance at June 30, 2022, net of tax	$(250)	$(27)	$(17)	$(294)

Note 4 - Other (Income) Expense

	Quarter ended		Year to date
	6/30/2022	6/30/2021	6/30/2022	6/30/2021
Foreign exchange net (gain) loss	$(8)	$1	$(12)	$3
Impairment and closure expense	(1)	—	(1)	1
Other	5	(5)	3	(14)
Other (income) expense	$(4)	$(4)	$(10)	$(10)

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

	6/30/2022	12/31/2021
Accounts and notes receivable, gross	$639	$632
Allowance for doubtful accounts	(41)	(36)
Accounts and notes receivable, net	$598	$596

Property, Plant and Equipment, net

	6/30/2022	12/31/2021
Property, plant and equipment, gross	$2,491	$2,477
Accumulated depreciation and amortization	(1,299)	(1,270)
Property, plant and equipment, net	$1,192	$1,207

Assets held-for-sale totaled $3 million and $12 million as of June 30, 2022 and December 31, 2021, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

Other Assets	6/30/2022	12/31/2021
Operating lease right-of-use assets(a)	$776	$809
Franchise incentives	182	164
Investment in Devyani International Limited (See Note 12)	104	118
Other	395	396
Other assets	$1,457	$1,487

(a)    Non-current operating lease liabilities of $759 million and $793 million as of June 30, 2022 and December 31, 2021, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	6/30/2022	12/31/2021
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$412	$486
Restricted cash included in Prepaid expenses and other current assets(a)	182	250
Restricted cash and restricted cash equivalents included in Other assets(b)	34	35
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$628	$771

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 6 - Income Taxes

	Quarter ended		Year to date
	2022	2021	2022	2021
Income tax (benefit) provision	$166	$16	$165	$99
Effective tax rate	42.6%	4.0%	21.0%	12.1%

Our second quarter effective tax rate was higher than the prior year primarily due to the following:

•$71 million of net tax expense recorded in the quarter ended June 30, 2022, resulting from the Company’s decision to exit KFC Russia. We anticipate a reduction in the tax basis of intellectual property rights held in Switzerland due to the expected loss of the Russian royalty income associated with such rights going forward. As a result, we remeasured and reassessed the need for a valuation allowance on those deferred tax assets. In addition, we reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference will now reverse by way of sale.

•$64 million of tax benefit recorded in the quarter ended June 30, 2021, to remeasure deferred tax assets necessitated by the enactment of the United Kingdom (“UK”) Finance Act 2021. The UK Finance Act 2021 increased the UK corporate income tax rate from 19% to 25%, beginning April 1, 2023.

Our year to date effective tax rate was also higher than the prior year primarily due to the items discussed above, offset by:

•$82 million of tax benefit discretely recorded in the quarter ended March 31, 2022, from the release of a valuation allowance on foreign tax credit carryforwards. In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations make foreign taxes paid to certain countries no longer creditable in the U.S. Accordingly, we reversed a valuation allowance associated with existing foreign tax credit carryforwards that we now believe will be used to offset these now non-creditable taxes in 2022 and future years.

Note 7 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 6/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$16	$243	$5	$136	$400
Franchise revenues	47	178	64	2	291
Property revenues	3	10	1	—	14
Franchise contributions for advertising and other services	7	142	72	—	221

China
Franchise revenues	48	—	13	—	61

Other
Company sales	99	—	—	—	99
Franchise revenues	283	11	63	—	357
Property revenues	13	—	1	—	14
Franchise contributions for advertising and other services	161	2	16	—	179
	$677	$586	$235	$138	$1,636

	Quarter ended 6/30/2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$16	$223	$5	$138	$382
Franchise revenues	48	160	67	1	276
Property revenues	3	10	2	—	15
Franchise contributions for advertising and other services	7	128	74	—	209

China
Franchise revenues	58	—	16	—	74

Other
Company sales	131	—	7	—	138
Franchise revenues	255	9	62	—	326
Property revenues	15	—	—	—	15
Franchise contributions for advertising and other services	149	2	16	—	167
	$682	$532	$249	$139	$1,602

	Year to date 6/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$31	$457	$10	$261	$759
Franchise revenues	92	335	128	3	558
Property revenues	6	21	2	—	29
Franchise contributions for advertising and other services	13	265	144	—	422

China
Franchise revenues	109	—	29	—	138

Other
Company sales	210	—	—	—	210
Franchise revenues	543	22	133	—	698
Property revenues	27	—	1	—	28
Franchise contributions for advertising and other services	306	3	32	—	341
	$1,337	$1,103	$479	$264	$3,183

	Year to date 6/30/2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$30	$431	$10	$259	$730
Franchise revenues	92	304	134	2	532
Property revenues	7	20	2	—	29
Franchise contributions for advertising and other services	13	245	153	—	411

China
Franchise revenues	120	—	32	—	152

Other
Company sales	250	—	16	—	266
Franchise revenues	485	17	119	—	621
Property revenues	29	—	1	—	30
Franchise contributions for advertising and other services	281	3	33	—	317
	$1,307	$1,020	$500	$261	$3,088

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2022 is presented below.

Deferred Franchise Fees
Balance at December 31, 2021	$421
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(38)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	42
Other(a)	1
Balance at June 30, 2022	$426

(a)    Primarily includes impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$69
1 - 2 years	63
2 - 3 years	58
3 - 4 years	51
4 - 5 years	45
Thereafter	140
Total	$426

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2022	2021	2022	2021
KFC Division	$677	$682	$1,337	$1,307
Taco Bell Division	586	532	1,103	1,020
Pizza Hut Division	235	249	479	500
Habit Burger Grill Division	138	139	264	261
	$1,636	$1,602	$3,183	$3,088

	Quarter ended		Year to date
Operating Profit	2022	2021	2022	2021
KFC Division	$293	$318	$584	$618
Taco Bell Division	215	198	400	376
Pizza Hut Division	93	103	195	205
Habit Burger Grill Division	(2)	5	(10)	5
Corporate and unallocated G&A expenses(a)	(65)	(63)	(136)	(113)
Unallocated Franchise and property expenses(a)	(4)	—	(4)	—
Unallocated Refranchising gain (loss)	8	7	12	22
Unallocated Other income (expense)(a)	16	(1)	22	(3)
Operating Profit	$554	$567	$1,063	$1,110
Investment income (expense), net(b)	(15)	1	(8)	1
Other pension income (expense)	(1)	(2)	(1)	(5)
Interest expense, net(c)	(148)	(159)	(266)	(290)
Income before income taxes	$390	$407	$788	$816

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Our operating results for the quarter and year to date ended June 30, 2022, continue to reflect royalty revenues and expenses to support the Russian operations for Pizza Hut prior to the date of transfer and for KFC for the entire quarter and year to date (see Note 1) within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we have reclassed such net profits from the Division segment results in which they were earned to Corporate and unallocated. Additionally, we have incurred certain expenses related to the transfer of the businesses and other one-time costs related to our exit from Russia which we have recorded within Corporate and unallocated. As a result of these reclasses of net profits and the other costs and expenses we have incurred, we recorded charges of $2 million to Corporate and unallocated G&A expenses and $4 million to Unallocated Franchise and property expenses during both the quarter and year to date ended June 30, 2022, as well as income of $20 million and $27 million to Unallocated Other (income) expense during the quarter and year to date ended June 30, 2022, respectively.

(b)Includes changes in the value of our investment in Devyani International Limited (see Note 12).

(c)Includes a $23 million call premium and $5 million of unamortized debt issuance costs written off related to the redemption of the 2025 Notes (see Note 10) during the quarter ended June 30, 2022. Includes a $28 million call premium and $6 million of unamortized debt issuance costs written off related to the redemption of the $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due in 2026 during the quarter ended June 30, 2021. Includes fees expensed and unamortized debt issuance costs written off totaling $12 million related to the refinancing of the Credit Agreement (as described within our 2021 Form 10-K) during the quarter ended March 31, 2021.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2022	2021	2022	2021
Service cost	$1	$2	$3	$4
Interest cost	8	8	16	16
Expected return on plan assets	(11)	(10)	(23)	(21)
Amortization of net loss	2	3	5	9
Amortization of prior service cost	2	2	3	3
Net periodic benefit cost	$2	$5	$4	$11

Note 10 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/30/2022	12/31/2021
Current maturities of long-term debt	$79	$75
Less current portion of debt issuance costs and discounts	(7)	(7)
Short-term borrowings	$72	$68

Long-term Debt
Securitization Notes	$3,792	$3,811
Subsidiary Senior Unsecured Notes	750	750
Term Loan A Facility	745	750
Term Loan B Facility	1,482	1,489
YUM Senior Unsecured Notes	4,875	4,475
Finance lease obligations	62	64
	$11,706	$11,339
Less debt issuance costs and discounts	(87)	(86)
Less current maturities of long-term debt	(79)	(75)
Long-term debt	$11,540	$11,178

Details of our Short-term borrowings and Long-term debt as of December 31, 2021 can be found within our 2021 Form 10-K.

On February 23, 2022, Yum! Brands, Inc. issued a notice of redemption for the $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025 (the “2025 Notes”). The 2025 Notes were redeemed on April 1, 2022, at an amount equal to 103.875% of the aggregate principal amount of the 2025 Notes, reflecting a $23 million “call premium”, plus accrued and unpaid interest to the date of redemption. We recognized the call premium and the write-off of $5 million of unamortized debt issuance costs associated with the 2025 Notes within Interest expense, net in the quarter ended June 30, 2022.

Also on April 1, 2022, Yum! Brands, Inc. issued $1 billion aggregate principal amount of 5.375% YUM Senior Unsecured Notes due April 1, 2032 (the “April 2032 Notes”). Interest on the April 2032 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2022. The indenture governing the April 2032 Notes contains covenants and events of default that are customary for debt securities of this type, including cross-default provisions whereby the acceleration of the maturity of any of our indebtedness in a principal amount of $100 million or more or the failure to pay the principal of such indebtedness at its stated maturity will constitute an event of default under the April 2032 Notes unless such indebtedness is discharged, or the acceleration of the maturity of that indebtedness is annulled, within 30 days after notice. The Company paid debt issuance costs of $12 million in connection with the April 2032 Notes. The debt issuance costs will be amortized to Interest expense, net over the life of the April 2032 Notes using the effective interest method. We used the net proceeds from the April 2032 Notes to fund the redemption of the 2025 Notes discussed above and for general corporate purposes.

Excluding the amounts associated with the extinguishment of the 2025 Notes discussed above, cash paid for interest during the year to date ended June 30, 2022, was $239 million. Excluding $12 million associated with the Credit Agreement refinancing and $34 million associated with the extinguishment of the 2026 Notes (as discussed in our 2021 Form 10-K), cash paid for interest during the year to date ended June 30, 2021, was $235 million.

Note 11 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates is currently not significant.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both June 30, 2022 and December 31, 2021, we had interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. These interest rate swaps have been designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of June 30, 2022 or December 31, 2021.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through June 30, 2022, the swaps were highly effective cash flow hedges.

As a result of the use of interest rate swaps, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2022, all of the counterparties to our interest rate swaps had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2022	2021	2022	2021	2022	2021	2022	2021

Interest rate swaps	$12	$(7)	$9	$4	$71	$17	$20	$8

Income tax benefit/(expense)	(3)	2	(2)	(1)	(17)	(4)	(5)	(2)

As of June 30, 2022, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is less than $1 million, based on current LIBOR interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both June 30, 2022 and December 31, 2021, was not significant.

See Note 12 for the fair value of our derivative assets and liabilities.

Note 12 - Fair Value Disclosures

As of June 30, 2022, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of borrowings under our Revolving Facility, our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	6/30/2022		12/31/2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,792	$3,453	$3,811	$3,872
Subsidiary Senior Unsecured Notes(b)	750	722	750	784
Term Loan A Facility(b)	745	732	750	748
Term Loan B Facility(b)	1,482	1,470	1,489	1,490
YUM Senior Unsecured Notes(b)	4,875	4,465	4,475	4,845

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	6/30/2022	12/31/2021
Assets
Other Investments	Other assets	1	$106	$119
Other Investments	Other assets	3	5	5

Liabilities
Interest Rate Swaps	Accounts payable and other current liabilities	2	—	38
Interest Rate Swaps	Other liabilities and deferred credits	2	2	54

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

The other investments primarily include an approximate 5% minority interest in Devyani International Limited (“Devyani”), an entity that operates KFC and Pizza Hut franchised units in India, with a fair value of Indian Rupee 8.2 billion (or approximately $104 million) and Indian Rupee 8.8 billion (or approximately $118 million) at June 30, 2022 and December 31, 2021, respectively. For the quarter and year to date ended June 30, 2022, we recognized pre-tax investment losses of Indian Rupee 1.1 billion (or approximately $14 million) and Indian Rupee 0.5 billion (or approximately $7 million), respectively, related to changes in fair value of our investment in Devyani.

Note 13 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $700 million through the second quarter of 2022. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest it vigorously by filing a protest disputing on multiple grounds the proposed taxes and penalties and proceeding to the IRS Office of Appeals.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 30, 2022, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million. The present value of these potential payments discounted at our pre-tax cost of debt at June 30, 2022, was approximately $325 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of June 30, 2022, was not material.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

India Regulatory Matter

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $140 million. Of this amount, $135 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order remains in effect and the next hearing is now scheduled for August 31, 2022. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

Yum China License Fee Dispute

Yum China Holdings, Inc. (“Yum China”) is disputing license fees due on certain amounts of its gross revenue under the terms of the Master License Agreement (“MLA”) between the Company and Yum China. The parties are proceeding under the dispute resolution process pursuant to the MLA to resolve the disagreement over these license fees, which total approximately $4 million for the year to date ended June 30, 2022. License fees related to such revenue have historically been paid by Yum China and we believe they continue to be due under the terms of the MLA. Yum China has paid the $4 million, under protest and without any prejudice to Yum China’s position that they are not obligated to pay under the MLA.

Other Matters

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 53,000 restaurants in 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza food categories, respectively. The Habit Burger Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 53,000 restaurants, 98% are operated by franchisees.

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

Our global citizenship and sustainability strategy, called the Recipe for Good, reflects our priorities for social responsibility, risk management and sustainable stewardship of our people, food and planet.

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

As of the beginning of the second quarter, as a result of our progress towards exiting Russia and our decision to reclass net profits attributable to Russia from the operating segments in which those profits were earned to Unallocated Other income (see Notes 1 and 8), we have elected to remove all Russia units from our unit count as well as to exclude those units' associated sales from our system sales totals. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut unit counts, respectively. These units were treated similar to permanent store closures for purposes of our same-store sales calculations and thus they were removed from our same-store sales calculations beginning April 1, 2022.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. Such comparisons reflect the impact of removing all Russian units from our unit count and their associated sales from our total system sales as of the beginning of the second quarter.

For the quarter ended June 30, 2022, GAAP diluted EPS was $0.77 per share, a decrease from $1.29 per share in the quarter ended June 30, 2021, and diluted EPS, excluding Special Items, was $1.05 per share, a decrease from $1.16 per share in the quarter ended June 30, 2021.

For the year to date ended June 30, 2022, GAAP diluted EPS was $2.13 per share, a decrease from $2.35 per share in the year to date ended June 30, 2021, and diluted EPS, excluding Special Items, was $2.10 per share, a decrease from $2.22 per share in the year to date ended June 30, 2021.

Quarterly Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+1	(1)	+3	(8)	(2)
Taco Bell Division	+10	+8	+4	+9	+9
Pizza Hut Division	Even	(3)	+4	(10)	(7)
Worldwide	+3	+1	+4	(2)	(1)
Year to date Financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+5	+1	+3	(6)	(1)
Taco Bell Division	+9	+6	+4	+6	+7
Pizza Hut Division	+2	(1)	+4	(5)	(2)
Worldwide	+5	+2	+4	(4)	(3)

Additionally:

•During the quarter, 781 gross units were opened resulting in the addition of 463 net-new units for the quarter and 1,091 for the year to date.
◦Net-new unit additions were offset by the removal of 1,165 Russia units for a total decline in unit count of 702 units versus our unit count at March 31, 2022 and 74 versus our unit count at December 31, 2021.

•Foreign currency translation unfavorably impacted Divisional Operating Profit for the quarter and year to date by $23 million and $37 million, respectively.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2022	2021	% B/(W)		2022	2021	% B/(W)
Company sales	$499	$520	(4)		$969	$996	(3)
Franchise and property revenues	737	706	4		1,451	1,364	6
Franchise contributions for advertising and other services	400	376	6		763	728	5
Total revenues	1,636	1,602	2		3,183	3,088	3

Company restaurant expenses	415	417	1		817	809	(1)
G&A expenses	254	230	(11)		507	436	(17)
Franchise and property expenses	29	27	(10)		61	50	(24)
Franchise advertising and other services expense	396	372	(6)		757	715	(6)
Refranchising (gain) loss	(8)	(7)	34		(12)	(22)	(43)
Other (income) expense	(4)	(4)	NM		(10)	(10)	NM
Total costs and expenses, net	1,082	1,035	(4)		2,120	1,978	(7)
Operating Profit	554	567	(2)		1,063	1,110	(4)

Investment (income) expense, net	15	(1)	NM		8	(1)	NM
Other pension (income) expense	1	2	86		1	5	84
Interest expense, net	148	159	6		266	290	8
Income before income taxes	390	407	(4)		788	816	(3)
Income tax provision	166	16	NM		165	99	(67)
Net Income	$224	$391	(43)		$623	$717	(13)

Diluted EPS(a)	$0.77	$1.29	(40)		$2.13	$2.35	(9)
Effective tax rate	42.6%	4.0%	(38.6)	ppts.	21.0%	12.1%	(8.9)	ppts.

(a)See Note 2 for the number of shares used in this calculation.

Performance Metrics

Unit Count	6/30/2022	6/30/2021	% Increase (Decrease)
Franchise	52,363	50,317	4
Company-owned	987	1,074	(8)
Total	53,350	51,391	4

	Quarter ended		Year to date
	2022	2021	2022	2021
Same-store Sales Growth (Decline) %	1	23	2	16
System Sales Growth (Decline) %, reported	(1)	32	2	23
System Sales Growth (Decline) %, excluding FX	3	26	5	18

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2022	2021	2022	2021

Consolidated
Company sales(a)	$499	$520	$969	$996
Franchise sales	13,457	13,604	27,133	26,513
System sales	13,956	14,124	28,102	27,509
Foreign Currency Impact on System sales(b)	(553)	N/A	(829)	N/A
System sales, excluding FX	$14,509	$14,124	$28,931	$27,509

KFC Division
Company sales(a)	$115	$147	$241	$280
Franchise sales	7,137	7,491	14,744	14,631
System sales	7,252	7,638	14,985	14,911
Foreign Currency Impact on System sales(b)	(426)	N/A	(655)	N/A
System sales, excluding FX	$7,678	$7,638	$15,640	$14,911

Taco Bell Division
Company sales(a)	$243	$223	$457	$431
Franchise sales	3,266	2,966	6,160	5,638
System sales	3,509	3,189	6,617	6,069
Foreign Currency Impact on System sales(b)	(13)	N/A	(19)	N/A
System sales, excluding FX	$3,522	$3,189	$6,636	$6,069

Pizza Hut Division
Company sales(a)	$5	$12	$10	$26
Franchise sales	3,034	3,131	6,189	6,213
System sales	3,039	3,143	6,199	6,239
Foreign Currency Impact on System sales(b)	(114)	N/A	(155)	N/A
System sales, excluding FX	$3,153	$3,143	$6,354	$6,239

Habit Burger Grill Division
Company sales(a)	$136	$138	$261	$259
Franchise sales	20	16	40	31
System sales	156	154	301	290
Foreign Currency Impact on System sales(b)	—	N/A	—	N/A
System sales, excluding FX	$156	$154	$301	$290

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2022	2021	2022	2021
Core Operating Profit Growth (Decline) %	(1)	53	(3)	42
Diluted EPS Growth (Decline) %, excluding Special Items	(9)	41	(5)	52
Effective Tax Rate excluding Special Items	24.2%	20.0%	22.3%	20.1%

	Quarter ended		Year to date
	2022	2021	2022	2021
Company restaurant profit	$84	$103	$152	$187
Company restaurant margin %	16.8%	19.8%	15.7%	18.7%

	Quarter ended		Year to date
Detail of Special Items	2022	2021	2022	2021
Refranchising gain (loss)(a)	$—	$2	$4	$4
Operating profit impact from decision to exit Russia(b)	14	—	21	—
Charges associated with resource optimization(c)	—	(2)	—	(3)
Other Special Items Income (Expense)	—	—	(1)	1
Special Items Income (Expense) - Operating Profit	14	—	24	2
Charges associated with resource optimization - Other pension (expense) income(c)	—	1	—	1
Interest expense, net(d)	(28)	(34)	(28)	(34)
Special Items Expense before Income Taxes	(14)	(33)	(4)	(31)
Tax (Expense) Benefit on Special Items(e)	2	8	—	7
Tax Benefit - Intra-entity transfer of intellectual property(f)	—	64	—	64
Tax Benefit - Newly issued U.S. foreign tax credit regulations(g)	—	—	82	—
Tax (Expense) - Income tax impacts from decision to exit Russia(h)	(71)	—	(71)	—
Special Items Income (Expense), net of tax	$(83)	$39	$7	$40
Average diluted shares outstanding	290	304	292	304
Special Items diluted EPS	$(0.28)	$0.13	$0.03	$0.13

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

During the quarters ended June 30, 2022 and 2021, we recorded net refranchising gains of less than $1 million and $2 million, respectively, that have been reflected as a Special Item. During both the years to date ended June 30, 2022 and 2021, we recorded net refranchising gains of $4 million that have been reflected as a Special Item.

Additionally, we recorded net refranchising gains of $8 million and $5 million during the quarters ended June 30, 2022 and 2021, respectively, that have not been reflected as Special Items. During the years to date ended June 30, 2022 and 2021, we recorded net refranchising gains of $8 million and $18 million, respectively, that have not been reflected as Special Items. These net gains relate to refranchising of restaurants in 2022 and 2021 that were not part of our aforementioned plans to achieve 98% franchise ownership and that we believe are now more indicative of our expected ongoing refranchising activity.

(b)In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia to humanitarian efforts. During the second quarter, we completed the transfer of ownership of the Pizza Hut business to a local operator who has initiated the process of re-branding locations to a non-YUM concept. We are also in the process of transferring ownership of our KFC restaurants, operating system and master franchise rights, including the network of franchised restaurants, to a local operator, after which we will have fully exited Russia.

Our GAAP operating results for the quarter and year to date ended June 30, 2022, continue to reflect royalty revenues and expenses to support the Russian operations for Pizza Hut prior to the date of transfer and for KFC for the entire quarter and year to date within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we have reclassed such net profits from the Division segment results in which they were earned to Corporate and unallocated. Additionally, we have incurred certain expenses related to the transfer of the businesses and other one-time costs related to our exit from Russia which we have recorded within Corporate and unallocated. The resulting net Operating Profit within Corporate and unallocated of $14 million and $21 million for the quarter and year to date ended June 30, 2022, respectively, has been reflected as a Special Item as the amounts are not indicative of our ongoing results.

(c)During the quarter and year to date ended June 30, 2021, we recorded charges of $2 million and $3 million, respectively, to General and administrative expenses and a credit of $1 million to Other pension (income) expense in both periods related to a resource optimization program initiated in the third quarter of 2020. This program was part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. These critical areas include accelerating our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. Due to the size and scope of the resource optimization program, these charges have been reflected as Special Items.

(d)During the quarter ended June 30, 2022, the Company redeemed $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due in 2025 (the "2025 Notes"). The redemption amount was equal to 103.875% of the $600 million aggregate principal amount redeemed, reflecting a $23 million "call premium". We recognized the call premium and the write-off of $5 million of unamortized debt issuance costs associated with the 2025 Notes within Interest expense, net.

During the quarter ended June 30, 2021, certain subsidiaries of the Company redeemed $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due in 2026 (the "2026 Notes"). The redemption amount was equal to 102.625% of the $1,050 million aggregate principal amount redeemed, reflecting a $28 million "call premium". We recognized the call premium and the write-off of $6 million of unamortized debt issuance costs associated with the 2026 Notes within Interest expense, net.

Due to their collective size and the fact that the amounts are not indicative of our ongoing interest expense, we reflected these charges as Special Items.

(e)    Tax (Expense) Benefit on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

(f)    During the quarter ended June 30, 2021, the United Kingdom ("UK") Finance Act 2021 was enacted resulting in an increase in the UK corporate income tax rate from 19% to 25%. As a result, in the quarter ended June 30, 2021, we remeasured the deferred tax assets originally recorded as a Special Item as part of a fourth quarter 2019 intercompany restructuring of intellectual property (“IP”) rights into the UK, which resulted in the recognition of an additional $64 million deferred tax benefit as a Special Item.

(g)    In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations make foreign taxes paid to certain countries no longer creditable in the U.S. As a result, we reversed a valuation allowance associated with existing foreign tax credit carryforwards that we now believe will be used to offset these now non-creditable taxes in 2022 and future years. This valuation allowance reversal resulted in a one-time tax benefit of $82 million in the year to date ended June 30, 2022 that was reflected as a Special Item.

(h)    Our decision to exit the Russia market is anticipated to result in a reduction in the tax basis of IP rights held in Switzerland due to the expected loss of the associated Russian royalty income associated with such rights going forward. As a result, we remeasured and reassessed the need for a valuation allowance on those deferred tax assets. In addition, we reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference will now reverse by way of sale. This resulted in net tax expense of $71 million that was reflected as a Special Item in the quarter ended June 30, 2022.

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended		Year to date
	2022	2021	2022	2021
Consolidated
GAAP Operating Profit	$554	$567	$1,063	$1,110
Special Items Income (Expense)	14	—	24	2
Foreign Currency Impact on Divisional Operating Profit(a)	(23)	N/A	(37)	N/A
Core Operating Profit	$563	$567	$1,076	$1,108

KFC Division
GAAP Operating Profit	$293	$318	$584	$618
Foreign Currency Impact on Divisional Operating Profit(a)	(19)	N/A	(31)	N/A
Core Operating Profit	$312	$318	$615	$618

Taco Bell Division
GAAP Operating Profit	$215	$198	$400	$376
Foreign Currency Impact on Divisional Operating Profit(a)	(1)	N/A	(1)	N/A
Core Operating Profit	$216	$198	$401	$376

Pizza Hut Division
GAAP Operating Profit	$93	$103	$195	$205
Foreign Currency Impact on Divisional Operating Profit(a)	(3)	N/A	(5)	N/A
Core Operating Profit	$96	$103	$200	$205

Habit Burger Grill Division
GAAP Operating Profit (Loss)	$(2)	$5	$(10)	$5
Foreign Currency Impact on Divisional Operating Profit(a)	—	N/A	—	N/A
Core Operating Profit (Loss)	$(2)	$5	$(10)	$5

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$0.77	$1.29	$2.13	$2.35
Special Items Diluted EPS	(0.28)	0.13	0.03	0.13
Diluted EPS excluding Special Items	$1.05	$1.16	$2.10	$2.22

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	42.6%	4.0%	21.0%	12.1%
Impact on Tax Rate as a result of Special Items	18.4%	(16.0)%	(1.3)%	(8.0)%
Effective Tax Rate excluding Special Items	24.2%	20.0%	22.3%	20.1%

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

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 6/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$293	$215	$93	$(2)	$(45)	$554
Less:
Franchise and property revenues	394	199	142	2	—	737
Franchise contributions for advertising and other services	168	144	88	—	—	400
Add:
General and administrative expenses	89	39	50	11	65	254
Franchise and property expenses	14	8	2	1	4	29
Franchise advertising and other services expense	163	144	88	1	—	396
Refranchising (gain) loss	—	—	—	—	(8)	(8)
Other (income) expense	16	(1)	(3)	—	(16)	(4)
Company restaurant profit	$13	$62	$—	$9	$—	$84
Company sales	$115	$243	$5	$136	$—	$499
Company restaurant margin %	11.6%	25.7%	(8.0)%	6.0%	N/A	16.8%

	Quarter ended 6/30/2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$318	$198	$103	$5	$(57)	$567
Less:
Franchise and property revenues	379	179	147	1	—	706
Franchise contributions for advertising and other services	156	130	90	—	—	376
Add:
General and administrative expenses	80	33	43	11	63	230
Franchise and property expenses	15	7	5	—	—	27
Franchise advertising and other services expense	151	130	91	—	—	372
Refranchising (gain) loss	—	—	—	—	(7)	(7)
Other (income) expense	—	(1)	(4)	—	1	(4)
Company restaurant profit	$29	$58	$1	$15	$—	$103
Company sales	$147	$223	$12	$138	$—	$520
Company restaurant margin %	19.2%	25.9%	8.0%	11.6%	N/A	19.8%

	Year to date 6/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$584	$400	$195	$(10)	$(106)	$1,063
Less:
Franchise and property revenues	777	378	293	3	—	1,451
Franchise contributions for advertising and other services	319	268	176	—	—	763
Add:
General and administrative expenses	173	75	100	23	136	507
Franchise and property expenses	38	14	4	1	4	61
Franchise advertising and other services expense	314	267	175	1	—	757
Refranchising (gain) loss	—	—	—	—	(12)	(12)
Other (income) expense	18	(1)	(5)	—	(22)	(10)
Company restaurant profit	$31	$109	$—	$12	$—	$152
Company sales	$241	$457	$10	$261	$—	$969
Company restaurant margin %	12.9%	23.9%	(4.4)%	4.5%	N/A	15.7%

	Year to date 6/30/2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$618	$376	$205	$5	$(94)	$1,110
Less:
Franchise and property revenues	733	341	288	2	—	1,364
Franchise contributions for advertising and other services	294	248	186	—	—	728
Add:
General and administrative expenses	153	64	83	23	113	436
Franchise and property expenses	29	14	7	—	—	50
Franchise advertising and other services expense	284	246	185	—	—	715
Refranchising (gain) loss	—	—	—	—	(22)	(22)
Other (income) expense	(6)	(3)	(4)	—	3	(10)
Company restaurant profit	$51	$108	$2	$26	$—	$187
Company sales	$280	$431	$26	$259	$—	$996
Company restaurant margin %	18.0%	25.0%	7.3%	10.3%	N/A	18.7%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2022 and/or 2021 and/or reasonably likely to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

Russia Invasion of Ukraine

In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts.

During the second quarter, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator who has initiated the process of re-branding locations to a non-YUM concept. We are also in the process of transferring ownership of our KFC Russia restaurants, operating system and master franchise rights, including the network of franchised restaurants, to a local operator who will be responsible for re-branding locations to a non-YUM concept. Upon the completion of this process, we will have fully exited from Russia

As of the beginning of the second quarter, we have elected to remove all Russia units from our unit count and their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut units counts, respectively. This negatively impacted consolidated YUM and KFC Division year-over-year unit growth by two and four percentage points, respectively. During the quarter ended June 30, 2022, our system sales growth for consolidated YUM and KFC Division was negatively impacted by two and three percentage points, respectively. During the year to date ended June 30, 2022, our system sales growth for consolidated YUM and KFC Division was negatively impacted by one and two percentage points, respectively. Russia units do not impact our same-store sales results for the quarter.

Historically, our Russian business has constituted approximately 3% of our total operating profit and 2% of our total system sales. During the quarter ended June 30, 2022, our Core Operating Profits in Russia declined versus the second quarter of last year, negatively impacting consolidated YUM and KFC Division Core Operating Profit growth by two and four percentage points, respectively. During the year to date ended June 30, 2022, our Core Operating Profits in Russia declined versus the prior year, negatively impacting consolidated YUM and KFC Division Core Operating Profit growth by two and three percentage points, respectively.

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

As we ended the second quarter of 2022, COVID-19 outbreaks and resulting government restrictions limiting mobility continued to impact sales in a few key markets, primarily in China. Excluding China, our YUM consolidated same-store sales growth was 6%, our KFC Division same-store sales growth was 7% and our Pizza Hut Division same-store sales growth was 1% for the quarter ended June 30, 2022. Excluding China, our YUM consolidated same-store sales growth was 6%, our KFC Division same-store sales growth was 8% and our Pizza Hut Division same-store sales growth was 1% for the year to date ended June 30, 2022.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company's results for the balance of 2022.

Investment in Devyani

In 2020, we received an approximate 5% minority interest in Devyani International Limited (“Devyani”), an entity that operates KFC and Pizza Hut franchised units in India. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. At the time of the refranchisings, the fair value of this minority interest was estimated to be approximately $31 million. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of this investment became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net in our Condensed Consolidated Statements of Income and recognized pre-tax investment loss of $14 million and $7 million, in the quarter and year to date ended June 30, 2022, respectively.

KFC Division

The KFC Division has 26,521 units, 85% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of June 30, 2022.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2022	2021	Reported		Ex FX		2022	2021	Reported		Ex FX
System Sales	$7,252	$7,638	(5)		1		$14,985	$14,911	1		5
Same-Store Sales Growth (Decline) %	(1)	30	N/A		N/A		1	18	N/A		N/A

Company sales	$115	$147	(22)		(16)		$241	$280	(14)		(9)
Franchise and property revenues	394	379	4		9		777	733	6		11
Franchise contributions for advertising and other services	168	156	8		13		319	294	9		15
Total revenues	$677	$682	(1)		5		$1,337	$1,307	2		8

Company restaurant profit	$13	$29	(53)		(48)		$31	$51	(38)		(34)
Company restaurant margin %	11.6%	19.2%	(7.6)	ppts.	(7.4)	ppts.	12.9%	18.0%	(5.1)	ppts.	(4.9)	ppts.

G&A expenses	$89	$80	(12)		(15)		$173	$153	(14)		(16)
Franchise and property expenses	14	15	3		(9)		38	29	(32)		(45)
Franchise advertising and other services expense	163	151	(7)		(13)		314	284	(10)		(16)
Operating Profit	$293	$318	(8)		(2)		$584	$618	(6)		(1)

			% Increase (Decrease)
Unit Count	6/30/2022	6/30/2021
Franchise	26,300	25,430	3
Company-owned	221	290	(24)
Total	26,521	25,720	3

Company sales and Company restaurant margin %

The quarterly and year to date decreases in Company sales, excluding the impacts of foreign currency translation, were driven by the suspension of operations of our 70 company-owned KFC restaurants in Russia. Company same-store sales declined 2% and 1% for the quarter and year to date, respectively. As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

The quarterly and year to date decreases in Company restaurant margin percentage were driven by commodity and wage inflation.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by the impact of same-store sales and unit growth. Franchise same-store sales growth was flat for the quarter.

The year to date increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 2% and unit growth.

As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

G&A

The quarterly increase in G&A, excluding the impact of foreign currency translation, was driven by higher headcount and salaries, higher travel related costs and higher professional fees, partially offset by lower expenses related to our annual incentive compensation program.

The year to date increase in G&A, excluding the impact of foreign currency translation, was driven by higher headcount and salaries, higher professional fees and higher travel related costs, partially offset by lower expenses related to our annual incentive compensation program.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by higher G&A and the negative impact of 4 percentage points on year-over-year operating profit growth as a result lower profits in Russia, partially offset by unit growth.

The year to date decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by higher G&A, the negative impact of 3 percentage points on year-over-year operating profit growth as a result of lower profits in Russia and current year bad debt expense lapping prior year net bad debt recoveries for past due franchise receivables, partially offset by same-store sales growth and unit growth.

Taco Bell Division

The Taco Bell Division has 7,900 units, 89% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of June 30, 2022.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2022	2021	Reported		Ex FX		2022	2021	Reported		Ex FX

System Sales	$3,509	$3,189	10		10		$6,617	$6,069	9		9
Same-Store Sales Growth %	8	21	N/A		N/A		6	15	N/A		N/A

Company sales	$243	$223	9		9		$457	$431	6		6
Franchise and property revenues	199	179	11		12		378	341	11		11
Franchise contributions for advertising and other services	144	130	10		10		268	248	8		8
Total revenues	$586	$532	10		10		$1,103	$1,020	8		8

Company restaurant profit	$62	$58	8		8		$109	$108	1		1
Company restaurant margin %	25.7%	25.9%	(0.2)	ppts.	(0.2)	ppts.	23.9%	25.0%	(1.1)	ppts.	(1.1)	ppts.

G&A expenses	$39	$33	(18)		(18)		$75	$64	(17)		(17)
Franchise and property expenses	8	7	(15)		(15)		14	14	(2)		(2)
Franchise advertising and other services expense	144	130	(11)		(11)		267	246	(9)		(9)
Operating Profit	$215	$198	9		9		$400	$376	6		7

			% Increase (Decrease)
Unit Count	6/30/2022	6/30/2021
Franchise	7,435	7,090	5
Company-owned	465	477	(3)
Total	7,900	7,567	4

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by Company same-store sales growth of 11% and 8% for the quarter and year to date, respectively, and unit growth partially offset by refranchising.

The quarterly and year to date decreases in Company restaurant margin percentage were driven by commodity and wage inflation partially offset by Company same-store sales growth.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 8% and 6%, respectively, and unit growth.

G&A

The quarterly and year to date increases in G&A were driven by higher headcount and salaries, higher professional fees and higher travel related costs.

Operating Profit

The quarterly and year to date increases in Operating Profit were driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs and higher G&A costs.

Pizza Hut Division

The Pizza Hut Division has 18,591 units, 65% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of June 30, 2022.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2022	2021	Reported		Ex FX		2022	2021	Reported		Ex FX

System Sales	$3,039	$3,143	(3)		Even		$6,199	$6,239	(1)		2
Same-Store Sales Growth (Decline) %	(3)	10	N/A		N/A		(1)	11	N/A		N/A

Company sales	$5	$12	(62)		(62)		$10	$26	(64)		(64)
Franchise and property revenues	142	147	(3)		1		293	288	2		4
Franchise contributions for advertising and other services	88	90	(2)		(1)		176	186	(5)		(4)
Total revenues	$235	$249	(6)		(3)		$479	$500	(4)		(3)

Company restaurant profit	$—	$1	NM		NM		$—	$2	NM		NM
Company restaurant margin %	(8.0)%	8.0%	(16.0)	ppts.	(16.0)	ppts.	(4.4)%	7.3%	(11.7)	ppts.	(11.7)	ppts.

G&A expenses	$50	$43	(18)		(20)		$100	$83	(20)		(21)
Franchise and property expenses	2	5	51		45		4	7	37		33
Franchise advertising and other services expense	88	91	3		2		175	185	5		4
Operating Profit	$93	$103	(10)		(7)		$195	$205	(5)		(2)

			% Increase (Decrease)
Unit Count	6/30/2022	6/30/2021
Franchise	18,569	17,756	5
Company-owned	22	53	(58)
Total	18,591	17,809	4

Company sales

The quarterly and year to date decreases in Company sales, excluding the impacts of foreign currency translation, were driven by the refranchising of stores in the United Kingdom.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by unit growth, partially offset by a franchise same-store sales decline of 3%.

The year to date increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by unit growth and the recognition of franchise fees related to unexercised development rights arising from a master franchise agreement, partially offset by a franchise same-store sales decline of 1%.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and salaries and higher travel related expenses.

The year to date increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and salaries, higher travel related expenses and higher professional fees.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by higher G&A and same-store sales declines partially offset by unit growth.

The year to date decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by higher G&A partially offset by unit growth.

Habit Burger Grill Division

The Habit Burger Grill Division has 338 units, the vast majority of which are in the U.S. The Company owned 86% of the Habit Burger Grill units in the U.S. as of June 30, 2022.

	Quarter ended			Year to date
			% B/(W)			% B/(W)
	2022	2021	Reported	2022	2021	Reported
System Sales(a)	$156	$154	2	$301	$290	4
Same-Store Sales Growth %	(4)	31	N/A	—	22	N/A
Total revenues	$138	$139	(1)	$264	$261	1
Operating Profit (Loss)	$(2)	$5	(146)	$(10)	$5	NM

(a)    Beginning with the quarter ended March 31, 2022, our Habit Burger Grill Division adopted a reporting calendar change as discussed in Note 1. The impact of this change in reporting calendar was not significant, and accordingly, prior year amounts in these Condensed Consolidated Financial Statements and accompanying Management's Discussion and Analysis have not been restated. System sales growth, excluding the impact of the reporting calendar change, was 10% and 13% for the quarter and year to date ended June 30, 2022, respectively.

Unit Count	6/30/2022	6/30/2021	% Increase (Decrease)
Franchise	59	41	44
Company-owned	279	254	10
Total	338	295	15

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2022	2021	% B/(W)		2022	2021	% B/(W)
Corporate and unallocated G&A	$(65)	$(63)	(3)		$(136)	$(113)	(21)
Unallocated Franchise and license expenses (See Note 8)	(4)	—	NM		(4)	—	NM
Unallocated Refranchising gain (loss)	8	7	34		12	22	(43)
Unallocated Other income (expense) (See Note 8)	16	(1)	NM		22	(3)	NM
Investment income (expense), net (See Note 8)	(15)	1	NM		(8)	1	NM
Other pension income (expense) (See Note 9)	(1)	(2)	86		(1)	(5)	84
Interest expense, net	(148)	(159)	6		(266)	(290)	8
Income tax benefit (provision) (See Note 6)	(166)	(16)	NM		(165)	(99)	(67)
Effective tax rate (See Note 6)	42.6%	4.0%	(38.6)	ppts.	21.0%	12.1%	(8.9)	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and unallocated G&A expense was driven by higher headcount and salaries including personnel associated with our 2021 investments in digital and technology companies, and higher travel costs, offset by lower current year expenses related to our annual incentive compensation programs.

The year to date increase in Corporate and unallocated G&A expense was driven by higher headcount and salaries including personnel associated with our 2021 investments in digital and technology companies, higher meeting costs, higher professional fees and higher travel costs, offset by lower current year expenses related to our annual incentive compensation programs.

Interest expense, net

The quarterly decrease in Interest expense, net was primarily driven by $6 million lower expense in the current year relating to the call premium and unamortized debt issuance costs written-off associated with the redemption of the 2025 Notes (see Note 10) as compared to the call premium and unamortized debt issuance costs written off associated with the redemption of the 2026 Notes (as discussed in our 2021 Form 10-K) in the prior year.

The year to date decrease in Interest expense, net was primarily driven by $12 million of previously unamortized debt issuance costs written-off in the prior year due to the refinancing of our Credit Agreement and $6 million lower expense in the current year relating to the call premium and unamortized debt issuance costs written-off associated with the redemption of the 2025 Notes as compared to the call premium and unamortized debt issuance costs written off associated with the redemption of the 2026 Notes (as discussed in our 2021 Form 10-K) in the prior year.

Consolidated Cash Flows

Net cash provided by operating activities was $522 million in 2022 versus $773 million in 2021. The decrease was largely driven by an increase in incentive compensation payments, timing of spending on advertising and a decrease in Operating profit before Special Items.

Net cash used in investing activities was $64 million in 2022 versus $8 million in 2021. The change was primarily driven by the lapping of our prior year sale of certain mutual fund investments and higher current year capital spending.

Net cash used in financing activities was $586 million in 2022 versus $966 million in 2021. The change was primarily driven by higher net borrowings in 2022, partially offset by higher dividends and share repurchases.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past three years and we expect that to continue to be the case in 2022. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement (see Note 10), that was undrawn as of June 30, 2022. We believe that our ongoing cash from operations, cash on hand, which was approximately $400 million at June 30, 2022, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2021 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of June 30, 2022, approximately 94%, including the impact of interest rate swaps, of our $11.6 billion of total debt outstanding, excluding finance leases, is fixed with an effective overall interest rate of approximately 4.3%. We are managing a capital structure which reflects consolidated leverage, net of available cash, in-line with our target of ~5.0x EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of June 30, 2022.

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes	$20	$39	$39	$39	$944	$875	$582	$565	$7	$682				$3,792
Credit Agreement	17	34	48	53	662	15	1,398							2,227
Subsidiary Senior Unsecured Notes						750								750
YUM Senior Unsecured Notes		325							800	1,050	$2,100	$325	$275	4,875
Total	$37	$398	$87	$92	$1,606	$1,640	$1,980	$565	$807	$1,732	$2,100	$325	$275	$11,644

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 30, 2022, to the disclosures made in Item 7A of the Company’s 2021 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2022.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (YUM) as of June 30, 2022, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and six-month periods ended June 30, 2022 and 2021, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 8, 2022

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Information about our most recent risk factors is disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. At June 30, 2022, there have been no material changes to the information, except for the expanded discussion related to the Russian invasion of Ukraine, included below.

Our international operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated in countries and territories outside of the U.S., including in emerging markets, and we intend to continue expansion of our international operations. As a result, our business and the businesses of our Concepts’ franchisees are increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, military conflicts and terrorism, as well as changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), the regulatory environment (including the risks of operating in developing or emerging markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), and income and non-income based tax rates and laws. Additional risks include the impact of import restrictions or controls, sanctions, foreign exchange control regimes (including restrictions on currency conversion), health guidelines and safety protocols related to the COVID-19 pandemic, labor costs and conditions, compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices, consumer preferences and the laws and policies that govern foreign investment in countries where our Concepts’ restaurants are operated. For example, we have been subject to a regulatory enforcement action in India alleging violation of foreign exchange laws for failure to satisfy conditions of certain operating approvals, such as minimum investment and store build requirements as well as limitations on the remittance of fees outside of the country (see Note 13).

Following the Russian invasion of Ukraine, we announced the suspension of all investment and restaurant development efforts in Russia as well as the operations of company-owned KFC restaurants in Russia. We have transferred ownership of the Pizza Hut business in Russia to a local operator who has initiated the process of re-branding locations to a non-YUM concept, and we are in the process of transferring ownership of our KFC restaurants, operating systems and master franchise rights, including the network of franchised restaurants in Russia, to a local operator who will be responsible for re-branding KFC locations to a non-YUM concept. In the interim, we have pledged to redirect any net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts. There can be no guarantee that our efforts to transfer ownership or re-brand will be successful, and any transfer or re-brand, or failure to transfer or re-brand, could result in damage to our and our Concepts’ brand reputations. In addition, the Russian invasion of Ukraine has and may continue to adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our Concepts’ restaurants located in Russia and Eastern Europe, including to the extent that any such sanctions restrict our ability in this region to conduct business with certain suppliers or vendors, and/or to utilize the banking system and repatriate cash. Given current conditions and our announced intention to transfer the business to local operators and re-brand, there can be no assurance of any contribution to any component of our results of operations from the Russia business in the short or long term.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2022, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
4/1/22-4/30/22	783	$120.30	783	$449

5/1/22-5/31/22	468	$113.46	468	$396

6/1/22-6/30/22	25	$120.00	25	$393
Total	1,276	$117.78	1,276	$393

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. All shares repurchased above were made pursuant to that authorization.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(b)    On August 5, 2022, Lauren R. Hobart, submitted her resignation as a director of the Company, which resignation was effective on that date. Ms. Hobart’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

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

YUM! BRANDS, INC.
(Registrant)

Date:	August 8, 2022	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)