Form 10-Q
period 2022-09-30
YUM BRANDS INC
filed 2022-11-08
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of November 3, 2022, was 281,687,866 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Company sales	$479	$513	$1,448	$1,509
Franchise and property revenues	760	716	2,211	2,080
Franchise contributions for advertising and other services	401	377	1,164	1,105
Total revenues	1,640	1,606	4,823	4,694
Costs and Expenses, Net
Company restaurant expenses	402	421	1,219	1,230
General and administrative expenses	261	253	768	689
Franchise and property expenses	28	31	89	81
Franchise advertising and other services expense	396	375	1,153	1,090
Refranchising (gain) loss	(3)	1	(15)	(21)
Other (income) expense	10	(2)	—	(12)
Total costs and expenses, net	1,094	1,079	3,214	3,057
Operating Profit	546	527	1,609	1,637
Investment (income) expense, net	(27)	(51)	(19)	(52)
Other pension (income) expense	2	1	3	6
Interest expense, net	124	126	390	416
Income Before Income Taxes	447	451	1,235	1,267
Income tax provision (benefit)	116	(77)	281	22
Net Income	$331	$528	$954	$1,245

Basic Earnings Per Common Share	$1.16	$1.78	$3.33	$4.17

Diluted Earnings Per Common Share	$1.14	$1.75	$3.28	$4.10

Dividends Declared Per Common Share	$0.57	$0.50	$1.71	$1.50

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/30/2022	9/30/2021	9/30/2022	9/30/2021

Net Income	$331	$528	$954	$1,245
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(55)	(19)	(99)	(2)
	(55)	(19)	(99)	(2)
Tax (expense) benefit	—	—	—	—
	(55)	(19)	(99)	(2)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	20	3	20	61
Reclassification of (gains) losses into Net Income	5	5	14	16
	25	8	34	77
Tax (expense) benefit	(6)	(2)	(8)	(19)
	19	6	26	58
Changes in derivative instruments
Unrealized gains (losses) arising during the period	42	1	114	17
Reclassification of (gains) losses into Net Income	1	7	19	15
	43	8	133	32
Tax (expense) benefit	(11)	(2)	(33)	(8)
	32	6	100	24

Other comprehensive income (loss), net of tax	(4)	(7)	27	80
Comprehensive Income	$327	$521	$981	$1,325

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/30/2022	9/30/2021
Cash Flows – Operating Activities
Net Income	$954	$1,245
Depreciation and amortization	104	117
Refranchising (gain) loss	(15)	(21)
Investment (income) expense, net	(19)	(52)
Deferred income taxes	3	(173)
Share-based compensation expense	64	58
Changes in accounts and notes receivable	(26)	—
Changes in prepaid expenses and other current assets	(3)	(5)
Changes in accounts payable and other current liabilities	(149)	24
Changes in income taxes payable	(3)	(45)
Other, net	65	144
Net Cash Provided by Operating Activities	975	1,292

Cash Flows – Investing Activities
Capital spending	(158)	(138)
Proceeds from refranchising of restaurants	51	48
Other, net	(5)	(33)
Net Cash Used In Investing Activities	(112)	(123)

Cash Flows – Financing Activities
Proceeds from long-term debt	999	4,150
Repayments of long-term debt	(678)	(3,647)
Repurchase shares of Common Stock	(714)	(857)
Dividends paid on Common Stock	(489)	(446)
Debt issuance costs	(11)	(37)
Other, net	(35)	(44)
Net Cash Used in Financing Activities	(928)	(881)
Effect of Exchange Rates on Cash and Cash Equivalents	(43)	(1)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(108)	287
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	771	1,024
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$663	$1,311

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 9/30/2022	12/31/2021
ASSETS
Current Assets
Cash and cash equivalents	$410	$486
Accounts and notes receivable, net	579	596
Prepaid expenses and other current assets	606	450
Total Current Assets	1,595	1,532

Property, plant and equipment, net	1,114	1,207
Goodwill	633	657
Intangible assets, net	341	359
Other assets	1,429	1,487
Deferred income taxes	667	724
Total Assets	$5,779	$5,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,156	$1,334
Income taxes payable	16	13
Short-term borrowings	72	68
Total Current Liabilities	1,244	1,415

Long-term debt	11,517	11,178
Other liabilities and deferred credits	1,560	1,746
Total Liabilities	14,321	14,339

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 284 shares issued in 2022 and 289 issued in 2021	—	—
Accumulated deficit	(8,244)	(8,048)
Accumulated other comprehensive loss	(298)	(325)
Total Shareholders’ Deficit	(8,542)	(8,373)
Total Liabilities and Shareholders’ Deficit	$5,779	$5,966

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended September 30, 2022 and 2021
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at June 30, 2022	285	$—	$(8,274)	$(294)	$(8,568)
Net Income			331		331
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(55)	(55)
Pension and post-retirement benefit plans (net of tax impact of $6 million)				19	19
Net gain on derivative instruments (net of tax impact of $11 million)				32	32
Comprehensive Income					327
Dividends declared			(162)		(162)
Repurchase of shares of Common Stock	(1)	(18)	(139)		(157)
Employee share-based award exercises	—	(3)			(3)
Share-based compensation events		21			21
Balance at September 30, 2022	284	$—	$(8,244)	$(298)	$(8,542)

Balance at December 31, 2021	289	$—	$(8,048)	$(325)	$(8,373)
Net Income			954		954
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(99)	(99)
Pension and post-retirement benefit plans (net of tax impact of $8 million)				26	26
Net gain on derivative instruments (net of tax impact of $33 million)				100	100
Comprehensive Income					981
Dividends declared			(491)		(491)
Repurchase of shares of Common Stock	(6)	(55)	(659)		(714)
Employee share-based award exercises	1	(24)			(24)
Share-based compensation events		79			79
Balance at September 30, 2022	284	$—	$(8,244)	$(298)	$(8,542)

Balance at June 30, 2021	296	$—	$(7,569)	$(324)	$(7,893)
Net Income			528		528
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(19)	(19)
Pension and post-retirement benefit plans (net of tax impact of $2 million)				6	6
Net gain on derivative instruments (net of tax impact of $2 million)				6	6
Comprehensive Income					521
Dividends declared			(148)		(148)
Repurchase of shares of Common Stock	(2)	—	(330)		(330)
Employee share-based award exercises	—	(21)	(5)		(26)
Share-based compensation events		21			21
Balance at September 30, 2021	294	$—	$(7,524)	$(331)	$(7,855)

Balance at December 31, 2020	300	$—	$(7,480)	$(411)	$(7,891)
Net Income			1,245		1,245
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(2)	(2)
Pension and post-retirement benefit plans (net of tax impact of $19 million)				58	58
Net gain on derivative instruments (net of tax impact of $8 million)				24	24
Comprehensive Income					1,325
Dividends declared			(448)		(448)
Repurchase of shares of Common Stock	(7)	(24)	(836)		(860)
Employee share-based award exercises	1	(38)	(5)		(43)
Share-based compensation events		62			62
Balance at September 30, 2021	294	$—	$(7,524)	$(331)	$(7,855)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of nearly 54,000 restaurants in more than 155 countries and territories.  As of September 30, 2022, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza food categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of September 30, 2022, YUM consisted of four operating segments:

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

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended September 30, 2022. These reclassifications had no effect on previously reported Net Income.

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

During the second quarter, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator who has initiated the process of re-branding locations to a non-YUM concept. During the third quarter, we initiated the bidding process for the KFC Russia business and, as a result, those operations qualified for held-for-sale accounting at September 30, 2022. Total KFC Russia assets held-for-sale of $224 million and total KFC Russia liabilities held-for-sale of $82 million are included in Prepaid expenses and other current assets and Accounts payable and other current liabilities, respectively, in our Condensed Consolidated Balance Sheet at September 30, 2022. At September 30, 2022, we determined the carrying value of the KFC Russia asset group was recoverable based on expected sale proceeds.

In October 2022, we announced that we have entered into a sale and purchase agreement to transfer ownership of our KFC Russia restaurants, operating system and master franchise rights, including the network of KFC franchised restaurants, to Smart Service Ltd., a business operated by one of our existing KFC franchisees in Russia. Under the agreement, the buyer will be responsible for re-branding locations to a non-YUM concept and retaining the Company's employees in Russia. Completion of the transaction is subject to regulatory and governmental approvals, as well as other conditions. Following the completion of the transaction, we will have ceased our corporate presence in Russia.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2022	2021	2022	2021
Net Income	$331	$528	$954	$1,245

Weighted-average common shares outstanding (for basic calculation)	285	296	287	298
Effect of dilutive share-based employee compensation	4	6	4	6
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	289	302	291	304

Basic EPS	$1.16	$1.78	$3.33	$4.17

Diluted EPS	$1.14	$1.75	$3.28	$4.10
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	2.0	0.1	1.9	1.5

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 30, 2022 and 2021 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2022	2021		2022	2021		2022
November 2019	—	4,746		$—	$530		$—
May 2021	5,987	2,602		714	330		236
September 2022	—	—		—	—		2,000
Total	5,987	7,348	(a)	$714	$860	(a)	$2,236

(a)    Includes the effect of $14 million in share repurchases (0.1 million shares) with trade dates on, or prior to, September 30, 2021, but cash settlement dates subsequent to September 30, 2021, and excludes the effect of $11 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2020, but cash settlement dates subsequent to December 31, 2020.

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. As of September 30, 2022, $236 million remains available under this authorization. In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. The new authorization will take effect upon the earlier of the exhaustion or expiration of the authorization approved in May 2021.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at June 30, 2022, net of tax	$(250)	$(27)	$(17)	$(294)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(55)	15	32	(8)

(Gains) losses reclassified from AOCI, net of tax	—	4	—	4
	(55)	19	32	(4)
Balance at September 30, 2022, net of tax	$(305)	$(8)	$15	$(298)

Balance at December 31, 2021, net of tax	$(206)	$(34)	$(85)	$(325)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(99)	15	86	2

(Gains) losses reclassified from AOCI, net of tax	—	11	14	25
	(99)	26	100	27
Balance at September 30, 2022, net of tax	$(305)	$(8)	$15	$(298)

Note 4 - Other (Income) Expense

	Quarter ended		Year to date
	9/30/2022	9/30/2021	9/30/2022	9/30/2021
Foreign exchange net (gain) loss	$4	$2	$(8)	$5
Impairment and closure expense	1	1	—	2
Other	5	(5)	8	(19)
Other (income) expense	$10	$(2)	$—	$(12)

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

	9/30/2022	12/31/2021
Accounts and notes receivable, gross	$613	$632
Allowance for doubtful accounts	(34)	(36)
Accounts and notes receivable, net	$579	$596

Property, Plant and Equipment, net

	9/30/2022	12/31/2021
Property, plant and equipment, gross	$2,376	$2,477
Accumulated depreciation and amortization	(1,262)	(1,270)
Property, plant and equipment, net	$1,114	$1,207

Assets held-for-sale totaled $228 million and $12 million as of September 30, 2022 and December 31, 2021, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Liabilities held-for-sale totaled $82 million as of September 30, 2022, and are included in Accounts payable and other current liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2022. KFC Russia assets held-for-sale accounted for $224 million including property, plant and equipment of $69 million, of the $228 million, while KFC Russia liabilities held-for-sale accounted for all of the $82 million as of September 30, 2022.

Other Assets	9/30/2022	12/31/2021
Operating lease right-of-use assets(a)	$734	$809
Franchise incentives	174	164
Investment in Devyani International Limited (See Note 12)	127	118
Other	394	396
Other assets	$1,429	$1,487

(a)    Non-current operating lease liabilities of $721 million and $793 million as of September 30, 2022 and December 31, 2021, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	9/30/2022	12/31/2021
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$410	$486
Restricted cash included in Prepaid expenses and other current assets(a)	178	250
Restricted cash and restricted cash equivalents included in Other assets(b)	34	35
Cash and restricted cash related to KFC Russia included in assets held-for-sale	41	—
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$663	$771

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 6 - Income Taxes

	Quarter ended		Year to date
	2022	2021	2022	2021
Income tax (benefit) provision	$116	$(77)	$281	$22
Effective tax rate	25.8%	(17.0)%	22.7%	1.8%

Our third quarter effective tax rate was higher than the prior year primarily due to the following:

•Lapping a $152 million tax benefit recorded in the quarter ended September 30, 2021, resulting from a KFC Europe reorganization in which we concentrated management responsibility for European (excluding the United Kingdom ("UK")) KFC franchise development, support operation and management oversight in Switzerland. Concurrent with this change in management responsibility, we completed intra-entity transfers of certain KFC intellectual property rights from subsidiaries in the UK to subsidiaries in Switzerland. With the transfer of these rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law which resulted in the recording of the one-time tax benefit to record the deferred tax asset.
•Lower excess tax benefits on share-based compensation than those recognized in the quarter ended September 30, 2021.
•Higher tax expense recognized in the quarter ended September 30, 2022, associated with adjustments related to prior year taxes.

Our year-to-date effective tax rate was also higher than the prior year due to the items discussed above, as well as the following:

•Our decision to exit the Russia market is anticipated to result in a reduction in the tax basis of intellectual property rights held in Switzerland due to the expected loss of the Russian royalty income associated with such rights going forward. As a result, we have remeasured and reassessed the need for a valuation allowance on those deferred tax assets. In addition, we have reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference will now reverse by way of sale. Primarily as a result of these items, we recorded $69 million of net tax expense in the year to date ended September 30, 2022 associated with our decision to exit the Russia market.
•Lapping a $64 million tax benefit that was recorded in the quarter ended June 30, 2021, to remeasure deferred taxes necessitated by the enactment of the UK Finance Act 2021. The UK Finance Act increased the UK corporate income tax rate from 19% to 25%, beginning April 1, 2023.
•The items above were partially offset by $82 million of tax benefit discretely recorded in the quarter ended March 31, 2022, from the release of a valuation allowance on foreign tax credit carryforwards. In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations make foreign taxes paid to certain countries no longer creditable in the U.S. Accordingly, we reversed a valuation allowance associated with existing foreign tax credit carryforwards that we now believe will be used to offset these now non-creditable taxes in 2022 and future years.

Note 7 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 9/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$16	$234	$4	$129	$383
Franchise revenues	47	173	65	—	285
Property revenues	4	10	1	1	16
Franchise contributions for advertising and other services	7	136	72	1	216

China
Franchise revenues	61	—	17	—	78

Other
Company sales	96	—	—	—	96
Franchise revenues	291	13	62	—	366
Property revenues	15	—	—	—	15
Franchise contributions for advertising and other services	167	2	16	—	185
	$704	$568	$237	$131	$1,640

	Quarter ended 9/30/2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$15	$225	$5	$132	$377
Franchise revenues	46	156	63	1	266
Property revenues	3	11	2	—	16
Franchise contributions for advertising and other services	7	130	70	—	207

China
Franchise revenues	61	—	16	—	77

Other
Company sales	128	—	8	—	136
Franchise revenues	265	10	66	—	341
Property revenues	16	—	—	—	16
Franchise contributions for advertising and other services	151	2	17	—	170
	$692	$534	$247	$133	$1,606

	Year to date 9/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$47	$691	$14	$390	$1,142
Franchise revenues	139	508	193	3	843
Property revenues	10	31	3	1	45
Franchise contributions for advertising and other services	20	401	216	1	638

China
Franchise revenues	170	—	46	—	216

Other
Company sales	306	—	—	—	306
Franchise revenues	834	35	195	—	1,064
Property revenues	42	—	1	—	43
Franchise contributions for advertising and other services	473	5	48	—	526
	$2,041	$1,671	$716	$395	$4,823

	Year to date 9/30/2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$45	$656	$15	$391	$1,107
Franchise revenues	138	460	197	3	798
Property revenues	10	31	4	—	45
Franchise contributions for advertising and other services	20	375	223	—	618

China
Franchise revenues	181	—	48	—	229

Other
Company sales	378	—	24	—	402
Franchise revenues	750	27	185	—	962
Property revenues	45	—	1	—	46
Franchise contributions for advertising and other services	432	5	50	—	487
	$1,999	$1,554	$747	$394	$4,694

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2022 is presented below.

Deferred Franchise Fees
Balance at December 31, 2021	$421
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(57)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	65
Deferred franchise fees related to KFC Russia reclassified to liabilities held-for-sale	(20)
Other(a)	(5)
Balance at September 30, 2022	$404

(a)    Primarily includes impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$63
1 - 2 years	60
2 - 3 years	54
3 - 4 years	49
4 - 5 years	43
Thereafter	135
Total	$404

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2022	2021	2022	2021
KFC Division	$704	$692	$2,041	$1,999
Taco Bell Division	568	534	1,671	1,554
Pizza Hut Division	237	247	716	747
Habit Burger Grill Division	131	133	395	394
	$1,640	$1,606	$4,823	$4,694

	Quarter ended		Year to date
Operating Profit	2022	2021	2022	2021
KFC Division	$304	$314	$888	$932
Taco Bell Division	204	184	604	560
Pizza Hut Division	92	101	287	306
Habit Burger Grill Division	(4)	1	(14)	6
Corporate and unallocated G&A expenses(a)	(67)	(70)	(203)	(183)
Unallocated Franchise and property expenses(a)	—	—	(4)	—
Unallocated Refranchising gain (loss)	3	(1)	15	21
Unallocated Other income (expense)(a)	14	(2)	36	(5)
Operating Profit	$546	$527	$1,609	$1,637
Investment income (expense), net(b)	27	51	19	52
Other pension income (expense)	(2)	(1)	(3)	(6)
Interest expense, net(c)	(124)	(126)	(390)	(416)
Income before income taxes	$447	$451	$1,235	$1,267

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Our operating results for the year to date ended September 30, 2022, continue to reflect royalty revenues from and expenses to support the Russian operations for Pizza Hut prior to the date of transfer and for KFC for the entire quarter and year to date (see Note 1) within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we have reclassed such net operating profits from the Division segment results in which they were earned to Corporate and unallocated Other income (expense). As a result, we reclassed net operating profits of $18 million and $44 million from KFC and Pizza Hut Other income (expense) to Unallocated Other (income) expense during the quarter and year to date ended September 30, 2022, respectively.

Additionally, we have incurred certain expenses related to the transfer of the businesses and other one-time costs related to our exit from Russia which we have recorded within Corporate and unallocated. As a result of these other costs and expenses we have incurred, we recorded charges of $1 million to Corporate and unallocated G&A expenses and less than $1 million to Unallocated Franchise and property expenses during the quarter ended September 30, 2022. During the year to date ended September 30, 2022, we recorded charges of $3 million to Corporate and unallocated G&A expenses and $4 million to Unallocated Franchise and property expenses.

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

Note 9 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees.  The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded. We fund our other U.S. plans as benefits are paid.  The Plan and our non-qualified plans in the U.S. are currently closed to new salaried and hourly participants.

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2022	2021	2022	2021
Service cost	$2	$2	$5	$6
Interest cost	8	8	24	24
Expected return on plan assets	(11)	(11)	(34)	(32)
Amortization of net loss	3	3	8	12
Amortization of prior service cost	1	1	4	4
Net periodic benefit cost	$3	$3	$7	$14

Additional loss recognized due to settlements(a)	$2	$—	$2	$—

(a)    Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. This loss was recorded in Other pension (income) expense.

Note 10 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/30/2022	12/31/2021
Current maturities of long-term debt	$79	$75
Less current portion of debt issuance costs and discounts	(7)	(7)
Short-term borrowings	$72	$68

Long-term Debt
Securitization Notes	$3,782	$3,811
Subsidiary Senior Unsecured Notes	750	750
Term Loan A Facility	741	750
Term Loan B Facility	1,478	1,489
YUM Senior Unsecured Notes	4,875	4,475
Finance lease obligations	54	64
	$11,680	$11,339
Less long-term portion of debt issuance costs and discounts	(84)	(86)
Less current maturities of long-term debt	(79)	(75)
Long-term debt	$11,517	$11,178

Details of our Short-term borrowings and Long-term debt as of December 31, 2021 can be found within our 2021 Form 10-K.

On February 23, 2022, Yum! Brands, Inc. issued a notice of redemption for the $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025 (the “2025 Notes”). The 2025 Notes were redeemed on April 1, 2022, at an amount equal to 103.875% of the aggregate principal amount of the 2025 Notes, reflecting a $23 million call premium, plus accrued and unpaid interest to the date of redemption. We recognized the call premium and the write-off of $5 million of unamortized debt issuance costs associated with the 2025 Notes within Interest expense, net in the quarter ended June 30, 2022.

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

Excluding the amounts associated with the extinguishment of the 2025 Notes discussed above, cash paid for interest during the year to date ended September 30, 2022, was $341 million. Excluding $12 million associated with the Credit Agreement refinancing and $34 million associated with the extinguishment of the 2026 Notes (as discussed in our 2021 Form 10-K), cash paid for interest during the year to date ended September 30, 2021, was $328 million.

Note 11 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates is currently not significant.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both September 30, 2022 and December 31, 2021, we had interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. These interest rate swaps have been designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of September 30, 2022 or December 31, 2021.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through September 30, 2022, the swaps were highly effective cash flow hedges.

As a result of the use of interest rate swaps, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2022, all of the counterparties to our interest rate swaps had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2022	2021	2022	2021	2022	2021	2022	2021

Interest rate swaps	$40	$—	$3	$9	$111	$17	$23	$17

Income tax benefit/(expense)	(10)	(1)	(1)	(1)	(27)	(5)	(6)	(3)

As of September 30, 2022, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $19 million, based on current LIBOR interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both September 30, 2022 and December 31, 2021, was not significant.

See Note 12 for the fair value of our derivative assets and liabilities.

Note 12 - Fair Value Disclosures

As of September 30, 2022, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	9/30/2022		12/31/2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,782	$3,429	$3,811	$3,872
Subsidiary Senior Unsecured Notes(b)	750	708	750	784
Term Loan A Facility(b)	741	728	750	748
Term Loan B Facility(b)	1,478	1,467	1,489	1,490
YUM Senior Unsecured Notes(b)	4,875	4,277	4,475	4,845

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	9/30/2022	12/31/2021
Assets
Other Investments	Other assets	1	$128	$119
Other Investments	Other assets	3	5	5
Interest Rate Swaps	Prepaid expenses and other current assets	2	19	—
Interest Rate Swaps	Other assets	2	23	—

Liabilities
Interest Rate Swaps	Accounts payable and other current liabilities	2	—	38
Interest Rate Swaps	Other liabilities and deferred credits	2	—	54

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

The other investments primarily include a minority interest in Devyani International Limited (“Devyani”), an entity that operates KFC and Pizza Hut franchised units in India, with a fair value of Indian Rupee 10.3 billion (or approximately $127 million) and Indian Rupee 8.8 billion (or approximately $118 million) at September 30, 2022 and December 31, 2021, respectively. For the quarter and year to date ended September 30, 2022, we recognized pre-tax investment gains of Indian Rupee 2.1 billion (or approximately $27 million) and Indian Rupee 1.6 billion (or approximately $20 million), respectively, related to changes in fair value of our investment in Devyani.

Note 13 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $740 million through the third quarter of 2022. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing on multiple grounds the proposed underpayment of tax and penalties. We are awaiting the IRS Examination Division’s Rebuttal to our Protest. When that Rebuttal is filed we intend to pursue independent review by the IRS Office of Appeals.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 30, 2022, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $375 million. The present value of these potential payments discounted at our pre-tax cost of debt at September 30, 2022, was approximately $300 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of September 30, 2022, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $135 million. Of this amount, $130 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. The stay order remains in effect and the next hearing is now scheduled for January 31, 2023. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

Yum China License Fee Dispute

Yum China Holdings, Inc. (“Yum China”) is disputing license fees due on certain amounts of its gross revenue under the terms of the Master License Agreement (“MLA”) between the Company and Yum China. These license fees total approximately $7 million for the year to date ended September 30, 2022. License fees related to such revenue have historically been paid by Yum China and we believe they continue to be due under the terms of the MLA. Yum China has paid the $7 million, under protest and without any prejudice to Yum China’s position that they are not obligated to pay under the MLA.

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of nearly 54,000 restaurants in over 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza food categories, respectively. The Habit Burger Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the nearly 54,000 restaurants, 98% are operated by franchisees.

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

As of the beginning of the second quarter, as a result of our progress towards exiting Russia and our decision to reclass net operating profits attributable to Russia from the operating segments in which those profits were earned to Unallocated Other income (see Notes 1 and 8), we elected to remove all Russia units from our unit count as well as to exclude those units' associated sales from our system sales totals. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut unit counts, respectively. These units were treated similar to permanent store closures for purposes of our same-store sales calculations and thus they were removed from our same-store sales calculations beginning April 1, 2022.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. The Quarterly and Year to date Financial Highlights tables below reflect the impact of removing all Russian units from our unit count and their associated sales from our system sales totals as of the beginning of the second quarter.

Quarterly Financial Highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+8	+7	+2	(3)	+7
Taco Bell Division	+9	+6	+5	+10	+11
Pizza Hut Division	+4	+1	+4	(8)	(3)
YUM	+7	+5	+4	+4	+8
Year to date Financial Highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+3	+2	(5)	+2
Taco Bell Division	+9	+6	+5	+8	+8
Pizza Hut Division	+3	Even	+4	(6)	(3)
YUM	+6	+3	+4	(2)	Even

Additionally:

•As of the beginning of the second quarter, we have elected to remove 1,165 Russia units from our unit count and their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our KFC and Pizza Hut units counts, respectively. As a result:
◦YUM and KFC Division year-over-year unit growth as shown above were negatively impacted by two and five percentage points, respectively.
◦YUM system sales growth excluding foreign currency as shown above was negatively impacted by three and one percentage points for the quarter and year to date ended September 30, 2022, respectively. YUM Core Operating Profit as shown above was negatively impacted by 3 and 2 percentage points for the quarter and year to date ended September 30, 2022, respectively.
◦KFC Division system sales growth excluding foreign currency as shown above was negatively impacted by four and three percentage points for the quarter and year to date ended September 30, 2022, respectively. KFC Division Core Operating Profit as shown above was negatively impacted by five and four percentage points for the quarter and year to date ended September 30, 2022, respectively.

•Foreign currency translation negatively impacted Divisional Operating Profit for the quarter and year to date by $39 million and $76 million, respectively.

	Third-Quarter			Year-to-Date
	2022	2021	% Change	2022	2021	% Change
GAAP EPS	$1.14	$1.75	(35)	$3.28	$4.10	(20)
Special Items EPS	$0.05	$0.53	NM	$0.08	$0.66	NM
EPS Excluding Special Items	$1.09	$1.22	(11)	$3.20	$3.44	(7)

•Our diluted EPS, excluding Special Items reflects a $0.23 and $0.35 negative impact for the quarter and year to date ended September 30, 2022, respectively, from a higher current year tax rate, lower investment gains and the removal of Russia-based profits. Foreign currency translation also unfavorably impacted our diluted EPS, excluding Special Items, by approximately $0.10 and $0.20 for the quarter and year to date ended September 30, 2022, respectively.

•Gross unit openings for the quarter were 979 units resulting in 644 net new units. Gross unit openings for the year to date were 2,757 units resulting in 1,735 net new units.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2022	2021	% B/(W)		2022	2021	% B/(W)
Company sales	$479	$513	(7)		$1,448	$1,509	(4)
Franchise and property revenues	760	716	6		2,211	2,080	6
Franchise contributions for advertising and other services	401	377	6		1,164	1,105	5
Total revenues	1,640	1,606	2		4,823	4,694	3

Company restaurant expenses	402	421	5		1,219	1,230	1
G&A expenses	261	253	(3)		768	689	(12)
Franchise and property expenses	28	31	8		89	81	(12)
Franchise advertising and other services expense	396	375	(6)		1,153	1,090	(6)
Refranchising (gain) loss	(3)	1	NM		(15)	(21)	(26)
Other (income) expense	10	(2)	NM		—	(12)	NM
Total costs and expenses, net	1,094	1,079	(1)		3,214	3,057	(5)
Operating Profit	546	527	4		1,609	1,637	(2)

Investment (income) expense, net	(27)	(51)	(49)		(19)	(52)	(64)
Other pension (income) expense	2	1	NM		3	6	48
Interest expense, net	124	126	1		390	416	6
Income before income taxes	447	451	(1)		1,235	1,267	(3)
Income tax provision (benefit)	116	(77)	NM		281	22	NM
Net Income	$331	$528	(37)		$954	$1,245	(23)

Diluted EPS(a)	$1.14	$1.75	(35)		$3.28	$4.10	(20)
Effective tax rate	25.8%	(17.0)%	(42.8)	ppts.	22.7%	1.8%	(20.9)	ppts.

(a)See Note 2 for the number of shares used in this calculation.

Performance Metrics

Unit Count	9/30/2022	9/30/2021	% Increase (Decrease)
Franchise	53,014	51,070	4
Company-owned	980	1,081	(9)
Total	53,994	52,151	4

	Quarter ended		Year to date
	2022	2021	2022	2021
Same-store Sales Growth (Decline) %	5	5	3	12
System Sales Growth (Decline) %, reported	1	11	2	18
System Sales Growth (Decline) %, excluding FX	7	8	6	15

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2022	2021	2022	2021

Consolidated
Company sales(a)	$479	$513	$1,448	$1,509
Franchise sales	14,064	13,828	41,197	40,341
System sales	14,543	14,341	42,645	41,850
Foreign Currency Impact on System sales(b)	(859)	N/A	(1,688)	N/A
System sales, excluding FX	$15,402	$14,341	$44,333	$41,850

KFC Division
Company sales(a)	$112	$143	$353	$423
Franchise sales	7,712	7,735	22,456	22,366
System sales	7,824	7,878	22,809	22,789
Foreign Currency Impact on System sales(b)	(677)	N/A	(1,332)	N/A
System sales, excluding FX	$8,501	$7,878	$24,141	$22,789

Taco Bell Division
Company sales(a)	$234	$225	$691	$656
Franchise sales	3,183	2,918	9,343	8,556
System sales	3,417	3,143	10,034	9,212
Foreign Currency Impact on System sales(b)	(17)	N/A	(36)	N/A
System sales, excluding FX	$3,434	$3,143	$10,070	$9,212

Pizza Hut Division
Company sales(a)	$4	$13	$14	$39
Franchise sales	3,142	3,157	9,331	9,370
System sales	3,146	3,170	9,345	9,409
Foreign Currency Impact on System sales(b)	(165)	N/A	(320)	N/A
System sales, excluding FX	$3,311	$3,170	$9,665	$9,409

Habit Burger Grill Division
Company sales(a)	$129	$132	$390	$391
Franchise sales	27	18	67	49
System sales	156	150	457	440
Foreign Currency Impact on System sales(b)	—	N/A	—	N/A
System sales, excluding FX	$156	$150	$457	$440

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2022	2021	2022	2021
Core Operating Profit Growth (Decline) %	8	3	Even	26
Diluted EPS Growth (Decline) %, excluding Special Items	(11)	21	(7)	39
Effective Tax Rate excluding Special Items	26.7%	18.9%	23.8%	19.7%

	Quarter ended		Year to date
	2022	2021	2022	2021
Company restaurant profit	$77	$92	$229	$279
Company restaurant margin %	16.2%	17.9%	15.8%	18.5%

	Quarter ended		Year to date
Detail of Special Items	2022	2021	2022	2021
Refranchising gain (loss)(a)	$1	$—	$5	$4
Operating profit impact from decision to exit Russia(b)	16	—	37	—
Charges associated with resource optimization(c)	(2)	(4)	(2)	(7)
Other Special Items Income (Expense)	—	1	(1)	2
Special Items Income (Expense) - Operating Profit	15	(3)	39	(1)
Charges associated with resource optimization - Other pension (expense) income(c)	—	—	—	1
Interest expense, net(d)	—	—	(28)	(34)
Special Items Income (Expense) before Income Taxes	15	(3)	11	(34)
Tax (Expense) Benefit on Special Items(e)	(2)	11	(2)	18
Tax Benefit - Intra-entity transfers of intellectual property(f)	—	152	—	216
Tax Benefit - Newly issued U.S. foreign tax credit regulations(g)	—	—	82	—
Tax (Expense) Benefit - Income tax impacts from decision to exit Russia(h)	2	—	(69)	—
Special Items Income (Expense), net of tax	$15	$160	$22	$200
Average diluted shares outstanding	289	302	291	304
Special Items diluted EPS	$0.05	$0.53	$0.08	$0.66

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

During the quarter ended September 30, 2022, we recorded net refranchising gains of $1 million that have been reflected as Special Items. During the years to date ended September 30, 2022 and 2021, we recorded net refranchising gains of $5 million and $4 million, respectively, that have been reflected as Special Items.

Additionally, we recorded net refranchising gains of $2 million and net refranchising losses of $1 million during the quarters ended September 30, 2022 and 2021, respectively, that have not been reflected as Special Items. During the years to date ended September 30, 2022 and 2021, we recorded net refranchising gains of $10 million and $17 million, respectively, that have not been reflected as Special Items. These net refranchising gains and losses relate to refranchising of restaurants in 2022 and 2021 that were not part of our aforementioned plans to achieve 98% franchise ownership and that we believe are now more indicative of our expected ongoing refranchising activity.

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

Our GAAP operating results continue to reflect royalty revenues and expenses to support the Russian operations for Pizza Hut prior to the date of transfer and for KFC for the entire quarter and year to date ended September 30, 2022 within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we have reclassed such net operating profits from the Division segment results in which they were earned to Corporate and unallocated. Additionally, we have incurred certain expenses related to the transfer of the businesses and other one-time costs related to our exit from Russia which we have recorded within Corporate and unallocated. The resulting net Operating Profit within Corporate and unallocated of $16 million and $37 million for the quarter and year to date ended September 30, 2022, respectively, has been reflected as a Special Item as the amounts are not indicative of our ongoing results.

(c)During the quarter and year to date ended September 30, 2022, we recorded charges of $1 million to General and administrative expenses and $1 million to Other (income) expense related to a resource optimization program initiated in the third quarter of 2020. During the quarter ended September 30, 2021, we recorded a charge of $4 million to General and administrative expenses related to the program. During the year to date ended September 30, 2021, we recorded a charge of $7 million to General and administrative and a credit of $1 million to Other pension (income) expense related to the program. This program is part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. These critical areas include accelerating our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. Due to the size and scope of the resource optimization program, these charges have been reflected as Special Items.

(d)During the quarter ended June 30, 2022, the Company redeemed $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due in 2025 (the “2025 Notes”). The redemption amount was equal to 103.875% of the $600 million aggregate principal amount redeemed, reflecting a $23 million call premium. We recognized the call premium and the write-off of $5 million of unamortized debt issuance costs associated with the 2025 Notes within Interest expense, net.

During the quarter ended June 30, 2021, certain subsidiaries of the Company redeemed $1,050 million aggregate principal amount of 5.25% Subsidiary Senior Unsecured Notes due in 2026 (the “2026 Notes”). The redemption amount was equal to 102.625% of the $1,050 million aggregate principal amount redeemed, reflecting a $28 million call premium. We recognized the call premium and the write-off of $6 million of unamortized debt issuance costs associated with the 2026 Notes within Interest expense, net.

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

(f)    During the quarter ended June 30, 2021, the United Kingdom (“UK”) Finance Act 2021 was enacted resulting in an increase in the UK corporate income tax rate from 19% to 25%. As a result, in the quarter ended June 30, 2021, we remeasured the deferred tax assets originally recorded as a Special Item as part of a fourth quarter 2019 intercompany restructuring of intellectual property (“IP”) rights into the UK, which resulted in the recognition of an additional $64 million deferred tax benefit as a Special Item.

In July 2021, we concentrated management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland. Concurrent with this change in management responsibility, we completed intra-entity transfers of certain KFC IP rights from subsidiaries in the UK to subsidiaries in Switzerland. With the transfer of these rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a net, one-time benefit of $152 million as a Special Item in the quarter ended September 30, 2021.

(g)    In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations make foreign taxes paid to certain countries no longer creditable in the U.S. As a result, we reversed a valuation allowance associated with existing foreign tax credit carryforwards that we now believe will be used to offset these now non-creditable taxes in 2022 and future years. This valuation allowance reversal resulted in a one-time tax benefit of $82 million in the year to date ended September 30, 2022 that was reflected as a Special Item.

(h)    Our decision to exit the Russia market is anticipated to result in a reduction in the tax basis of IP rights held in Switzerland due to the expected loss of the associated Russian royalty income associated with such rights going forward. As a result, we have remeasured and reassessed the need for a valuation allowance on those deferred tax assets. In addition, we have reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference will now reverse by way of sale. Primarily as a result of these items, we recorded a net tax benefit of $2 million and net tax expense of $69 million in the quarter and year to date ended September 30, 2022, respectively, that were reflected as Special Items.

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended		Year to date
	2022	2021	2022	2021
Consolidated
GAAP Operating Profit	$546	$527	$1,609	$1,637
Special Items Income (Expense)	15	(3)	39	(1)
Foreign Currency Impact on Divisional Operating Profit(a)	(39)	N/A	(76)	N/A
Core Operating Profit	$570	$530	$1,646	$1,638

KFC Division
GAAP Operating Profit	$304	$314	$888	$932
Foreign Currency Impact on Divisional Operating Profit(a)	(33)	N/A	(64)	N/A
Core Operating Profit	$337	$314	$952	$932

Taco Bell Division
GAAP Operating Profit	$204	$184	$604	$560
Foreign Currency Impact on Divisional Operating Profit(a)	(1)	N/A	(2)	N/A
Core Operating Profit	$205	$184	$606	$560

Pizza Hut Division
GAAP Operating Profit	$92	$101	$287	$306
Foreign Currency Impact on Divisional Operating Profit(a)	(5)	N/A	(10)	N/A
Core Operating Profit	$97	$101	$297	$306

Habit Burger Grill Division
GAAP Operating Profit (Loss)	$(4)	$1	$(14)	$6
Foreign Currency Impact on Divisional Operating Profit(a)	—	N/A	—	N/A
Core Operating Profit (Loss)	$(4)	$1	$(14)	$6

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.14	$1.75	$3.28	$4.10
Special Items Diluted EPS	0.05	0.53	0.08	0.66
Diluted EPS excluding Special Items	$1.09	$1.22	$3.20	$3.44

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	25.8%	(17.0)%	22.7%	1.8%
Impact on Tax Rate as a result of Special Items	(0.9)%	(35.9)%	(1.1)%	(17.9)%
Effective Tax Rate excluding Special Items	26.7%	18.9%	23.8%	19.7%

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

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 9/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$304	$204	$92	$(4)	$(50)	$546
Less:
Franchise and property revenues	418	196	145	1	—	760
Franchise contributions for advertising and other services	174	138	88	1	—	401
Add:
General and administrative expenses	96	41	45	12	67	261
Franchise and property expenses	15	8	5	—	—	28
Franchise advertising and other services expense	166	139	91	—	—	396
Refranchising (gain) loss	—	—	—	—	(3)	(3)
Other (income) expense	26	(1)	(1)	—	(14)	10
Company restaurant profit	$15	$57	$(1)	$6	$—	$77
Company sales	$112	$234	$4	$129	$—	$479
Company restaurant margin %	13.6%	23.9%	(5.4)%	5.2%	N/A	16.2%

	Quarter ended 9/30/2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$314	$184	$101	$1	$(73)	$527
Less:
Franchise and property revenues	391	177	147	1	—	716
Franchise contributions for advertising and other services	158	132	87	—	—	377
Add:
General and administrative expenses	86	40	45	12	70	253
Franchise and property expenses	20	9	2	—	—	31
Franchise advertising and other services expense	154	131	90	—	—	375
Refranchising (gain) loss	—	—	—	—	1	1
Other (income) expense	1	(2)	(3)	—	2	(2)
Company restaurant profit	$26	$53	$1	$12	$—	$92
Company sales	$143	$225	$13	$132	$—	$513
Company restaurant margin %	18.9%	23.4%	6.0%	8.6%	N/A	17.9%

	Year to date 9/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$888	$604	$287	$(14)	$(156)	$1,609
Less:
Franchise and property revenues	1,195	574	438	4	—	2,211
Franchise contributions for advertising and other services	493	406	264	1	—	1,164
Add:
General and administrative expenses	269	116	145	35	203	768
Franchise and property expenses	53	22	9	1	4	89
Franchise advertising and other services expense	480	406	266	1	—	1,153
Refranchising (gain) loss	—	—	—	—	(15)	(15)
Other (income) expense	44	(2)	(6)	—	(36)	—
Company restaurant profit	$46	$166	$(1)	$18	$—	$229
Company sales	$353	$691	$14	$390	$—	$1,448
Company restaurant margin %	13.1%	23.9%	(4.7)%	4.8%	N/A	15.8%

	Year to date 9/30/2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$932	$560	$306	$6	$(167)	$1,637
Less:
Franchise and property revenues	1,124	518	435	3	—	2,080
Franchise contributions for advertising and other services	452	380	273	—	—	1,105
Add:
General and administrative expenses	239	104	128	35	183	689
Franchise and property expenses	49	23	9	—	—	81
Franchise advertising and other services expense	438	377	275	—	—	1,090
Refranchising (gain) loss	—	—	—	—	(21)	(21)
Other (income) expense	(5)	(5)	(7)	—	5	(12)
Company restaurant profit	$77	$161	$3	$38	$—	$279
Company sales	$423	$656	$39	$391	$—	$1,509
Company restaurant margin %	18.3%	24.5%	6.9%	9.7%	N/A	18.5%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2022 and/or 2021 and/or are reasonably likely to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

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

In October 2022, we announced that we have entered into a sale and purchase agreement to transfer ownership of our KFC Russia restaurants, operating system and master franchise rights, including the network of KFC franchised restaurants, to Smart Service Ltd., a business operated by one of our existing KFC franchisees in Russia. Under the agreement, the buyer will be responsible for re-branding locations to a non-YUM concept and retaining the Company's employees in Russia. Completion of the transaction is subject to regulatory and governmental approvals, as well as other conditions. Following the completion of the transaction, we will have ceased our corporate presence in Russia.

As of the beginning of the second quarter, we elected to remove all Russia units from our unit count and their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut units counts, respectively. This negatively impacted YUM and KFC Division year-over-year unit growth by two and five percentage points, respectively at September 30, 2022. This also negatively impacted our system sales growth for YUM and KFC Division by three and four percentage points, respectively, during the quarter ended September 30, 2022, and negatively impacted our system sales growth for YUM and KFC Division by one and three percentage points, respectively, for the year to date September 30, 2022. Russia units were removed from our same-store sales calculations as of the beginning of the second quarter.

Historically, our Russian business has constituted approximately 3% of our total operating profit and 2% of our total system sales. During the quarter ended September 30, 2022, our Core Operating Profits in Russia declined versus the third quarter of last year, negatively impacting YUM and KFC Division Core Operating Profit growth by three and five percentage points. During the year to date ended September 30, 2022, our Core Operating Profits in Russia declined versus the prior year, negatively impacting YUM and KFC Division Core Operating Profit growth by two and four percentage points, respectively.

See Note 1 for a discussion regarding our net asset base in Russia.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Divisional Operating Profit by $39 million and $76 million for the quarter and year to date ended September 30, 2022, respectively. This included a negative impact to our KFC Division Operating Profit of $33 million and $64 million for the quarter and year to date ended September 30, 2022, respectively. For the full year 2022 we currently expect changes in foreign currency to negatively impact Divisional Operating Profit by approximately $100 million.

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

Throughout 2022, COVID-19 outbreaks and resulting government restrictions limiting mobility have continued to impact sales in a few key markets, primarily in China. Excluding China, our YUM same-store sales growth was 7% and our KFC Division same-store sales growth was 9% for the quarter ended September 30, 2022. Excluding China, our YUM same-store sales growth was 6% and our KFC Division same-store sales growth was 9% for the year to date ended September 30, 2022.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company's results for the balance of 2022.

Investment in Devyani

In 2020, we received a minority interest in Devyani International Limited (“Devyani”), an entity that operates KFC and Pizza Hut franchised units in India. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. At the time of the refranchisings, the fair value of this minority interest was estimated to be approximately $31 million. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of this investment became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net in our Condensed Consolidated Statements of Income and recognized pre-tax investment income of $27 million and $20 million, in the quarter and year to date ended September 30, 2022, respectively, and pre-tax investment income of $52 million in both the quarter and year to date ended September 30, 2021.

KFC Division

The KFC Division has 26,872 units, 85% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of September 30, 2022.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2022	2021	Reported		Ex FX		2022	2021	Reported		Ex FX
System Sales	$7,824	$7,878	(1)		8		$22,809	$22,789	Even		6
Same-Store Sales Growth (Decline) %	7	6	N/A		N/A		3	14	N/A		N/A

Company sales	$112	$143	(22)		(14)		$353	$423	(17)		(11)
Franchise and property revenues	418	391	7		15		1,195	1,124	6		12
Franchise contributions for advertising and other services	174	158	10		16		493	452	9		15
Total revenues	$704	$692	2		9		$2,041	$1,999	2		8

Company restaurant profit	$15	$26	(44)		(38)		$46	$77	(40)		(35)
Company restaurant margin %	13.6%	18.9%	(5.3)	ppts.	(5.2)	ppts.	13.1%	18.3%	(5.2)	ppts.	(5.0)	ppts.

G&A expenses	$96	$86	(10)		(13)		$269	$239	(12)		(15)
Franchise and property expenses	15	20	27		19		53	49	(8)		(18)
Franchise advertising and other services expense	166	154	(8)		(14)		480	438	(10)		(15)
Operating Profit	$304	$314	(3)		7		$888	$932	(5)		2

			% Increase (Decrease)
Unit Count	9/30/2022	9/30/2021
Franchise	26,652	25,932	3
Company-owned	220	290	(24)
Total	26,872	26,222	2

Company sales and Company restaurant margin %

The quarterly and year to date decreases in Company sales, excluding the impacts of foreign currency translation, were driven by the suspension of operations of our 70 company-owned KFC restaurants in Russia. Company same-store sales grew 2% and were flat for the quarter and year to date, respectively. As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

The quarterly and year to date decreases in Company restaurant margin percentage were driven by commodity and wage inflation.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales growth of 7% and 3%, respectively, and unit growth.

As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

G&A

The quarterly increase in G&A, excluding the impact of foreign currency translation, was driven by higher headcount and salaries and higher travel related costs, partially offset by lower expenses related to our annual incentive compensation program.

The year to date increase in G&A, excluding the impact of foreign currency translation, was driven by higher headcount and salaries, higher travel related costs and higher professional fees, partially offset by lower expenses related to our annual incentive compensation program.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by the negative impact of 5 percentage points on year-over-year operating profit growth as a result of lower profits in Russia, higher G&A and higher restaurant operating costs.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by higher G&A, the negative impact of 4 percentage points on year-over-year operating profit growth as a result of lower profits in Russia and higher restaurant operating costs.

Taco Bell Division

The Taco Bell Division has 7,974 units, 89% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of September 30, 2022.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2022	2021	Reported		Ex FX		2022	2021	Reported		Ex FX

System Sales	$3,417	$3,143	9		9		$10,034	$9,212	9		9
Same-Store Sales Growth %	6	5	N/A		N/A		6	12	N/A		N/A

Company sales	$234	$225	4		4		$691	$656	5		5
Franchise and property revenues	196	177	11		11		574	518	11		11
Franchise contributions for advertising and other services	138	132	5		5		406	380	7		7
Total revenues	$568	$534	6		7		$1,671	$1,554	8		8

Company restaurant profit	$57	$53	6		6		$166	$161	3		3
Company restaurant margin %	23.9%	23.4%	0.5	ppts.	0.5	ppts.	23.9%	24.5%	(0.6)	ppts.	(0.6)	ppts.

G&A expenses	$41	$40	(2)		(3)		$116	$104	(11)		(12)
Franchise and property expenses	8	9	10		10		22	23	2		3
Franchise advertising and other services expense	139	131	(6)		(6)		406	377	(8)		(8)
Operating Profit	$204	$184	10		11		$604	$560	8		8

			% Increase (Decrease)
Unit Count	9/30/2022	9/30/2021
Franchise	7,510	7,143	5
Company-owned	464	476	(3)
Total	7,974	7,619	5

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by same-store sales growth of 6% and 8% for the quarter and year to date, respectively, and unit growth partially offset by refranchising.

The quarterly increase in Company restaurant margin percentage was driven by Company same-store sales growth partially offset by commodity and wage inflation.

The year to date decrease in Company restaurant margin percentage was driven by commodity and wage inflation partially offset by Company same-store sales growth.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 6% for both the quarter and year to date and unit growth.

G&A

The quarterly increase in G&A was driven by higher headcount and salaries and higher travel related costs partially offset by lower professional fees.

The year to date increase in G&A was driven by higher headcount and salaries and higher travel related costs.

Operating Profit

The quarterly and year to date increases in Operating Profit were driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs and higher G&A costs.

Pizza Hut Division

The Pizza Hut Division has 18,807 units, 65% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of September 30, 2022.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2022	2021	Reported		Ex FX		2022	2021	Reported		Ex FX

System Sales	$3,146	$3,170	(1)		4		$9,345	$9,409	(1)		3
Same-Store Sales Growth (Decline) %	1	4	N/A		N/A		Even	9	N/A		N/A

Company sales	$4	$13	(63)		(63)		$14	$39	(64)		(64)
Franchise and property revenues	145	147	(2)		3		438	435	1		4
Franchise contributions for advertising and other services	88	87	—		2		264	273	(3)		(2)
Total revenues	$237	$247	(4)		(1)		$716	$747	(4)		(2)

Company restaurant profit	$(1)	$1	NM		NM		$(1)	$3	NM		NM
Company restaurant margin %	(5.4)%	6.0%	(11.4)	ppts.	(11.4)	ppts.	(4.7)%	6.9%	(11.6)	ppts.	(11.6)	ppts.

G&A expenses	$45	$45	(2)		(4)		$145	$128	(13)		(15)
Franchise and property expenses	5	2	(103)		(133)		9	9	4		(7)
Franchise advertising and other services expense	91	90	(1)		(3)		266	275	3		2
Operating Profit	$92	$101	(8)		(3)		$287	$306	(6)		(3)

			% Increase (Decrease)
Unit Count	9/30/2022	9/30/2021
Franchise	18,786	17,954	5
Company-owned	21	53	(60)
Total	18,807	18,007	4

Company sales

The quarterly and year to date decreases in Company sales, excluding the impacts of foreign currency translation, were driven by the refranchising of stores in the United Kingdom.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by unit growth and franchise same-store sales growth of 1%.

The year to date increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by unit growth and the recognition of franchise fees related to unexercised development rights arising from a master franchise agreement.

G&A

The quarterly and year to date increases in G&A, excluding the impacts of foreign currency translation, were driven by higher headcount and salaries and higher travel related expenses.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by current year net bad debt expense lapping prior year net bad debt recoveries and higher G&A partially offset by unit growth.

The year to date decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by higher G&A partially offset by unit growth.

Habit Burger Grill Division

The Habit Burger Grill Division has 341 units, the vast majority of which are in the U.S. The Company owned 84% of the Habit Burger Grill units in the U.S. as of September 30, 2022.

	Quarter ended			Year to date
			% B/(W)			% B/(W)
	2022	2021	Reported	2022	2021	Reported
System Sales(a)	$156	$150	4	$457	$440	4
Same-Store Sales Growth %	(1)	11	N/A	(1)	18	N/A
Total revenues	$131	$133	(1)	$395	$394	—
Operating Profit (Loss)	$(4)	$1	NM	$(14)	$6	NM

(a)    Beginning with the quarter ended March 31, 2022, our Habit Burger Grill Division adopted a reporting calendar change as discussed in Note 1. The impact of this change in reporting calendar was not significant, and accordingly, prior year amounts in these Condensed Consolidated Financial Statements and accompanying Management's Discussion and Analysis have not been restated. System sales growth, excluding the impact of the reporting calendar change, was 12% and 13% for the quarter and year to date ended September 30, 2022, respectively.

Unit Count	9/30/2022	9/30/2021	% Increase (Decrease)
Franchise	66	41	61
Company-owned	275	262	5
Total	341	303	13

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2022	2021	% B/(W)		2022	2021	% B/(W)
Corporate and unallocated G&A	$(67)	$(70)	3		$(203)	$(183)	(11)
Unallocated Franchise and property expenses (See Note 8)	—	—	NM		(4)	—	NM
Unallocated Refranchising gain (loss)	3	(1)	NM		15	21	(26)
Unallocated Other income (expense) (See Note 8)	14	(2)	NM		36	(5)	NM
Investment income (expense), net (See Note 8)	27	51	(49)		19	52	(64)
Other pension income (expense) (See Note 9)	(2)	(1)	NM		(3)	(6)	48
Interest expense, net	(124)	(126)	1		(390)	(416)	6
Income tax benefit (provision) (See Note 6)	(116)	77	NM		(281)	(22)	NM
Effective tax rate (See Note 6)	25.8%	(17.0)%	(42.8)	ppts.	22.7%	1.8%	(20.9)	ppts.

Corporate and unallocated G&A

The quarterly decrease in Corporate and Unallocated G&A expense was driven by lower current year expenses related to our annual incentive compensation programs and lower professional fees, offset by higher software costs and amortization, higher headcount and salaries including personnel associated with our 2021 investments in digital and technology companies and higher travel costs.

The year-to-date increase in Corporate and Unallocated G&A expense was driven by higher headcount and salaries including personnel associated with our 2021 investments in digital and technology companies, higher software costs and amortization, higher meeting costs, and higher travel costs, offset by lower current year expenses related to our annual incentive compensation programs.

Interest expense, net

The quarterly decrease in Interest expense, net was primarily driven by a lower weighted average interest rate offset by higher borrowings.

The year to date decrease in Interest expense, net was primarily driven by $12 million of previously unamortized debt issuance costs written-off in the prior year due to the refinancing of our Credit Agreement and $6 million lower expense in the current year relating to the call premium and unamortized debt issuance costs written-off associated with the redemption of the 2025 Notes as compared to the call premium and unamortized debt costs written-off associated with the redemption of the 2026 Notes (as discussed in our 2021 Form 10-K) in the prior year.

Consolidated Cash Flows

Net cash provided by operating activities was $975 million in 2022 versus $1,292 million in 2021. The decrease was primarily driven by an increase in incentive compensation payments, timing of spending on advertising and a decrease in Operating profit before Special Items, which includes the impact of foreign currency translation.

Net cash used in investing activities was $112 million in 2022 versus $123 million in 2021. The change was primarily driven by the lapping of our prior year acquisition of Dragontail Systems Limited, partially offset by the lapping of our prior year sale of certain mutual fund investments and higher current year capital spending.

Net cash used in financing activities was $928 million in 2022 versus $881 million in 2021. The change was primarily driven by lower current year net borrowings and higher dividends paid, partially offset by lower share repurchases.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past three years and we expect that to continue to be the case in 2022. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement that was undrawn as of September 30, 2022. We believe that our ongoing cash from operations, cash on hand, which was approximately $400 million at September 30, 2022, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2021 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of September 30, 2022, approximately 94%, including the impact of interest rate swaps, of our $11.6 billion of total debt outstanding, excluding finance leases, is fixed. Our total debt outstanding currently has an effective overall interest rate of approximately 4.4%. We are managing a capital structure which reflects consolidated leverage, net of available cash, in-line with our target of ~5.0x EBITDA, and which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of September 30, 2022.

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes	$10	$39	$39	$39	$944	$875	$582	$565	$7	$682				$3,782
Credit Agreement	9	34	48	53	662	15	1,398							2,219
Subsidiary Senior Unsecured Notes						750								750
YUM Senior Unsecured Notes		325							800	1,050	$2,100	$325	$275	4,875
Total	$19	$398	$87	$92	$1,606	$1,640	$1,980	$565	$807	$1,732	$2,100	$325	$275	$11,626

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2022, to the disclosures made in Item 7A of the Company’s 2021 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2022.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (YUM) as of September 30, 2022, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and nine-month periods ended September 30, 2022 and 2021, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 8, 2022

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, except for those as updated in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2022, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
7/1/22-7/31/22	402	$118.28	402	$345

8/1/22-8/31/22	725	$115.29	725	$262

9/1/22-9/30/22	225	$114.51	225	$2,236
Total	1,352	$116.05	1,352

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock. All shares repurchased above were made pursuant to that authorization. In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. The new authorization will take effect upon the earlier of the exhaustion or expiration of the authorization approved in May 2021.

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

YUM! BRANDS, INC.
(Registrant)

Date:	November 8, 2022	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)