Form 10-K
period 2022-12-31
YUM BRANDS INC
filed 2023-02-27
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the fiscal year ended	December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2022, computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $32 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. The number of shares outstanding of the registrant’s Common Stock as of February 17, 2023, was 280,107,863 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 18, 2023, are incorporated by reference into Part III.

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

Overview of Business

YUM has over 55,000 restaurants in more than 155 countries and territories primarily operating under the four concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style food and pizza categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2022, 98% of our Concepts’ units are operated by independent franchisees or licensees under the terms of franchise or license agreements. The terms franchise or franchisee within this Form 10-K are meant to describe third parties that operate units under either franchise or license agreements.

The following is a brief description of each Concept and a summary of our Concepts’ operations as of and for the year ended December 31, 2022:

	Number of Units	% of Units International	Number of Countries and Territories	% Franchised	System Sales(a) (in Millions)
KFC Division	27,760	86%	149	99%	$31,116
Taco Bell Division	8,218	12%	32	94%	14,653
Pizza Hut Division	19,034	66%	106	99%	12,853
Habit Burger Grill Division	349	3%	3	18%	661
YUM	55,361	67%	156	98%	$59,283

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

Pizza Hut

The first Pizza Hut restaurant was opened in 1958 in Wichita, Kansas, and within a year, the first franchise unit was opened. Today, Pizza Hut specializes in the sale of ready-to-eat pizza products and operates in the delivery, carryout and casual dining segments around the world.

Habit Burger Grill

The first Habit Burger Grill restaurant opened in 1969 in Santa Barbara, California. The Habit Burger Grill restaurant concept is built around a distinctive and diverse menu that includes chargrilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients.

Business Strategy

Through our Recipe for Good Growth we intend to unlock the growth potential of our Concepts and YUM, drive increased collaboration across our Concepts and geographies and consistently deliver better customer experiences, improved unit economics and higher rates of growth. Key enablers include accelerated use of digital and technology and better leverage of our systemwide scale.

Our global citizenship and sustainability strategy is reflected in our Good agenda, which includes our priorities for social responsibility, risk management and sustainable stewardship of our people, food and planet.

Our Growth agenda is based on four key drivers:
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

Information about Operating Segments

As of December 31, 2022, YUM consists of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

Franchise Agreements

The franchise programs of the Company are designed to promote consistency and quality, and the Company is selective in granting franchises. The Company is focused on partnering with franchisees who have the commitment, capability and capitalization to grow our Concepts. Franchisees can range in size from individuals owning just one restaurant to large publicly-traded companies. The Company has franchise relationships that are particularly important to our business, such as our relationship with Yum China (defined below) and our relationships with certain other large franchisees.

The Company has successfully increased franchise restaurant ownership in recent years, and currently has approximately 1,500 franchisees with whom we have franchise contracts. The Company utilizes both store-level franchise and master franchise programs to grow our businesses. Of our over 54,000 franchised units at December 31, 2022, approximately 35% operate under our master franchise programs, including nearly 12,100 units in mainland China. The remainder of our franchise units operate under store-level franchise agreements. Under both types of franchise programs, franchisees supply capital by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business. In certain historical refranchising transactions the Company may have retained ownership of land and building and continues to lease them to the franchisee. Store-level franchise agreements typically require payment to the Company of certain upfront fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise agreement and fees paid in the event the franchise agreement is transferred to another franchisee. Franchisees also pay monthly continuing fees based on a percentage of their restaurants’ sales (typically between 4% to 6%) and are required to spend a certain amount to advertise and promote the brand. Under master franchise arrangements, the Company enters into agreements that allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories. Master franchisees are typically responsible for overseeing development within their territories and performing certain other administrative duties with regard to the oversight of sub-franchisees. In exchange, master franchisees retain a certain percentage of fees payable by the sub-franchisees under their franchise agreements and typically pay lower fees for the restaurants they operate.

On October 31, 2016, we completed the spin-off of our China business into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). As our largest master franchisee, Yum China, pays the Company a continuing fee of 3% on system sales of our Concepts in mainland China. The use by Yum China of certain of our material trademarks and service marks is governed by a master license agreement between Yum Restaurants Consulting (Shanghai) Company Limited, a wholly-owned indirect subsidiary of Yum China, and YUM, through YRI China Franchising LLC, a subsidiary of YUM.

The Company seeks to maintain strong and open relationships with our franchisees and their representatives. To this end, the Company invests a significant amount of time working with the franchisee community and their representative organizations on key aspects of the business, including products, technology, equipment, operational improvements and standards.

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

Most restaurants in each Concept offer consumers the ability to dine in, carryout and/or have the Concepts’ food delivered either through store-level or third-party delivery services. In addition, Taco Bell and KFC offer a drive-thru option in many stores. Pizza Hut and Habit Burger Grill offer a drive-thru option on a much more limited basis.

Restaurant management structure varies by Concept, unit size and franchise organization. Generally, each restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. Each Concept issues manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for restaurant operations, including food safety and quality, food handling and product preparation procedures, equipment maintenance, facility standards and accounting control procedures. Each franchise organization and their respective restaurant management teams are responsible for the day-to-day operation of each unit, including all matters related to employment of restaurant staff, and for ensuring compliance with operating standards.

We have accelerated our deployment of digital and technology initiatives to enhance the customer experience and our off-premise capabilities. This includes increasing our focus on driving digital sales where customers utilize ordering interaction that is primarily facilitated by automated technology. In 2022, our system restaurants generated digital sales of $24 billion and over 47,000 restaurants now offer delivery, which represents approximately 85% of our global system. Delivery can be provided through either a delivery system owned and operated by our restaurants or through third-party delivery companies such as aggregators.

The Company and its Concepts own numerous registered trademarks. The Company believes that many of these marks, including our Kentucky Fried Chicken®, KFC®, Taco Bell®, Pizza Hut® and The Habit® marks, have significant value and material importance to our business. The Company’s policy is to pursue registration of important marks whenever feasible and to challenge any infringement of our marks vigorously. The use of certain of these marks by franchisees has been authorized in our franchise agreements.  Under current law and with proper use, the Company’s rights in our marks can generally last indefinitely.  The Company also has certain patents on restaurant equipment and technology which, while valuable, are not currently considered material to our business.

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

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures.  However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations.  During 2022, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Human Capital Management

Overview

As of December 31, 2022, the Company and its subsidiaries employed approximately 36,000 persons, including approximately 23,000 employees in the U.S. and approximately 13,000 employees outside the U.S. Approximately 85% of our employees work in restaurants while the remainder work in our restaurant-support centers. In the U.S., approximately 90% of our Company-owned restaurant employees are part-time and approximately 50% have been employed by the Company for less than a year. Some of our International employees are subject to labor council relationships whose terms vary due to the diverse countries in which the Company operates.

In addition to the persons employed by the Company and its subsidiaries, our approximately 54,000 franchise restaurants around the world are responsible for the employment of over an estimated 1 million people who work in and support those restaurants. Each year YUM and our franchisees around the world create thousands of restaurant jobs, which are part-time, entry-level opportunities to grow careers at our KFC, Taco Bell, Pizza Hut and The Habit Burger Grill brands. As evidence of the opportunities these positions create, approximately 80% of the Company-owned Restaurant General Managers (“RGMs”) located in the U.S. have been promoted from other positions in our brands’ restaurants and such RGMs often earn pay greater than the average American household income.

Human capital management considerations are integral to our Recipe for Good Growth strategy, the drivers of which include leveraging our culture and people capability to fuel brand performance and franchise success, as well as recruiting and equipping the best restaurant operators in the world to deliver great customer experiences. Our investment in people includes creating a culture of engagement that attracts, retains and grows the best people and creates high performance in our restaurants. We are also highly focused on building an inclusive culture among our employees, franchisees, suppliers and partners to reflect the diversity of our customers and communities. Our commitments and progress towards executing this strategy are reflected below.

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

•Consistent with our Code of Conduct, making employment-related decisions based on an individual’s abilities and merit, not personal characteristics that are unrelated to the job.

•Significantly increasing the number of women in our senior leadership globally, with a goal of achieving gender parity by 2030. In 2021, approximately 42% of our global corporate leadership roles were held by women and approximately 51% of our global workforce were women.

•Increasing representation of underrepresented U.S. associates among our executive and management ranks, franchisees and suppliers over the next 10 years to achieve our aspirational goals to be representative of our customers and communities. Through our membership with the OneTen coalition, we are partnering with a group of U.S. businesses to create career mobility and advancement opportunities for underrepresented people and communities.

•Continuing to make Inclusive Leadership training and anti-racism training available across our system. We intend to expand our Inclusive Leadership training to employees and franchisees around the world and have started development of an online module of this training program to help provide even greater access.

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

Our Corporate Governance Principles and our Code of Conduct are also located within the Investor Relations section of the Company’s website. The references to the Company’s website address in this Form 10-K do not constitute incorporation by reference of the information contained on the website and should not be considered part of this Form 10-K. These documents, as well as our SEC filings, are available in print free of charge to any shareholder who requests a copy from our Investor Relations Department.

Item 1A.	Risk Factors.

You should carefully review the risks described below as they identify important factors that could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Any of the following risk factors, either by itself or together with other risk factors, could materially adversely affect our business, growth prospects, results of operations, cash flows and/or financial condition.

Risks Related to COVID-19, Food Safety and Catastrophic Events

The coronavirus (COVID-19) global pandemic has had, and may continue to have, an adverse effect on our business, growth prospects and results of operations.

Developments related to the COVID-19 global pandemic have had, and may continue to have, adverse impacts on our business, growth prospects and results of operations. As a result of the pandemic, governmental authorities implemented measures to reduce the spread of COVID-19, some of which remain in place today. These measures have included, and in some instances continue to include restrictions on travel outside the home and limitations on business and other activities as well as encouraging social distancing. As a result of the pandemic, we and our Concepts’ franchisees have experienced store closures and reduced store-level operations, including reduced operating hours and dining room closures. The impact on our sales in each of our markets has been dependent on the timing, severity and duration of the outbreak, measures implemented by government authorities as well as our reliance on dine-in sales in the market. During 2022, COVID-19 outbreaks and resulting government restrictions limiting mobility continued to impact sales in certain key markets such as China.

We are unable to fully predict the impact that COVID-19 will have on our and our Concepts’ franchisees’ operations going forward due to various uncertainties, including the severity and duration of the pandemic and future outbreaks of COVID-19, the timing, availability, acceptance and effectiveness of medical treatments and vaccines, the spread of potentially more contagious and/or virulent forms of COVID-19, and actions that may be taken by governmental authorities.

Food safety and food- or beverage-borne illness concerns may have an adverse effect on our business and/or our growth prospects.

Food or beverage-borne illnesses (that can be caused by food-borne pathogens such as E. coli, Listeria, Salmonella, Cyclospora and Trichinosis) and food safety issues (such as food tampering, contamination including with respect to allergens) or adulteration have occurred and may occur within our system from time to time. Furthermore, due to the COVID-19 pandemic, there are now stricter health regulations and guidelines and increased public concern over food safety standards and controls. In addition, the health and environmental risks of certain ubiquitous substances (including per-and polyfluoroalkyl substances (PFAS)) commonly found in packaging have been the subject of increased regulatory scrutiny and lawsuits against other restaurant companies. Any report linking our or our Concepts’ franchisees’ restaurants, our suppliers or distributors or otherwise involving the types of products used at our restaurants, or linking our competitors, suppliers, distributors or the retail food industry generally, to instances of food- or beverage-borne illness or food safety issues or substances having perceived health or environmental risks could result in adverse publicity and otherwise adversely affect us and possibly lead to product liability claims, litigation, governmental investigations or actions and damages. Moreover, the reliance of our Concepts’ restaurants on third-party food suppliers and distributors and increasing reliance on food delivery aggregators increases the risk that food- or beverage-borne illness incidents and food safety issues could be caused by factors outside of our control. If a customer is believed to have become ill from food or beverage-borne illnesses or as a result of food safety issues, steps will be taken that could include restaurants in our system being temporarily closed, which could disrupt our operations and adversely affect our business and/or our growth prospects. The occurrence of food-borne pathogens in restaurant products or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Our business and/or growth prospects may be adversely affected by catastrophic or unforeseen events, such as future health epidemics or pandemics, natural disasters, and events that lead to avoidance of public places or restrictions on public gatherings.

Our business and/or growth prospects could be adversely impacted by various future occurrences (which may be beyond our control), including future health epidemics or pandemics, natural disasters, geopolitical events, acts of war, terrorism, political, financial or social instability, boycotts, social or civil unrest, workplace violence, or other events that lead to avoidance of public places or restrictions on public gatherings such as in our and our Concepts’ restaurants. For example, the outbreak of a widespread future health epidemic or pandemic, particularly if located in regions where we derive significant revenue or profit could adversely affect our business and/or growth prospects.

In addition, our operations could be disrupted if any of our or our business partner employees were suspected of having the avian flu or swine flu, or other illnesses such as hepatitis A or norovirus, since this could require us or our business partners to quarantine some or all of such employees or close our restaurant facilities. Prior outbreaks of avian flu have resulted in confirmed human cases and it is possible that outbreaks could reach pandemic levels. Public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products, which would adversely affect us given poultry is offered at our Concepts’ restaurants. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact profit margins and revenues for us and our Concepts’ franchisees.

Furthermore, other viruses may be transmitted through human contact, and the risk or perceived risk of contracting viruses could cause employees or guests to avoid gathering in public, which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants. We could also be adversely affected if government authorities impose mandatory or voluntary closures, impose restrictions on operations of restaurants, or restrict the import or export of products, or if suppliers issue mass recalls of products.

Risks Related to our Business Strategy and reliance upon Franchisees

Our operating results and growth strategies are closely tied to the success of our Concepts’ franchisees.

The vast majority (98%) of our restaurants are operated by our Concepts’ franchisees. Our long-term growth depends on maintaining the pace of our new unit growth rate through our Concepts’ franchisees. We also rely on master franchisees, who have rights to license to sub-franchisees the right to develop and operate restaurants, to achieve our expectations for new unit development. If our Concepts’ franchisees and master franchisees do not meet our expectations for new unit development, we may not achieve our desired growth.

We have limited control over how our Concepts’ franchisees’ businesses are run, and their inability to operate successfully could adversely affect our operating results through decreased royalties, advertising funds contributions, and fees paid to us for other discrete services we may provide to our Concepts’ franchisees (e.g. management of e-commerce platforms). Our control is further limited where we utilize master franchise arrangements, which require us to rely on our master franchisees to enforce sub-franchisee compliance with our operating standards. If our Concepts’ franchisees fail to adequately capitalize their businesses or incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy, or the inability to meet development targets or obligations. If a significant franchisee of our Concepts becomes, or a significant number of our Concepts’ franchisees in the aggregate become, financially distressed our operating results could be impacted through reduced or delayed fee payments that cause us to record bad debt expense, reduced advertising fund contributions, and reduced new unit development.

In addition, we are secondarily liable on certain Concepts’ franchisees’ restaurant lease agreements, including lease agreements that we have guaranteed or assigned to franchisees and our operating results and/or growth prospects could be impacted by any increased rent obligations to the extent such franchisees default on these lease agreements.

Our success also depends on whether our Concepts’ franchisees implement marketing programs and major initiatives such as restaurant remodels or equipment or technology upgrades, which may require financial investment by such franchisees. Our Concepts may be unable to successfully implement strategies that we believe are necessary for further growth if our Concepts’ franchisees do not participate, which may harm our growth prospects and financial condition.

Additionally, the failure of our Concepts’ franchisees to focus on key elements of restaurant operations, such as compliance with our operating standards addressing quality, service and cleanliness (even if such failures do not breach the franchise documents), may be attributed by guests to our Concepts’ brand and could negatively impact our business and/or our growth prospects. Moreover, franchisee noncompliance with our franchise agreements may reduce the overall customer perception and goodwill of our Concepts’ brands, including by failing to meet health and safety standards (e.g., additional sanitation protocols and guidelines connected to the COVID-19 pandemic), to engage in quality control or maintain product consistency, or to comply with cybersecurity requirements, or through the participation in improper business practices.

We have franchise relationships that are particularly important to our business, such as our relationship with Yum China. Any failure to realize the expected benefits of such franchise relationships, including with Yum China, may adversely impact our business, growth prospects and operating results. In connection with the spin-off of our China business in 2016 into an independent publicly-traded company (the “Separation” or “Yum China spin-off”), we entered into a Master License Agreement (“MLA”) pursuant to which Yum China is the exclusive licensee of the KFC, Taco Bell and Pizza Hut Concepts and their related marks and other intellectual property rights for restaurant services in mainland China. Following the Separation, Yum China became, and continues to be, our largest franchisee. Our financial results are significantly affected by Yum China’s results as we are entitled to receive a 3% sales-based royalty on all Yum China system sales related to these Concepts.

We may not achieve our target restaurant development goal and new restaurants may not be profitable.

Our growth strategy depends on our and our Concepts’ franchisees’ ability to increase the number of restaurants around the world. The successful development of new units depends in large part on the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants profitably. Effectively managing growth can be challenging, particularly as we expand into new markets, and we cannot guarantee that we, or our Concepts’ franchisees, including Yum China, will be able to achieve our expansion goals or that new restaurants will be operated profitably, consistent with results of existing restaurants or with our or our Concepts’ franchisees’ expectations. Other risks that could impact our ability to open new restaurants include economic conditions and trade or economic policies or sanctions, our ability to attract new franchisees, construction and development costs of new restaurants, and our, or our Concepts’ franchisees’, ability to obtain suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, obtain required permits and approvals in a timely manner, hire, train and retain qualified management teams and restaurant crews, and meet construction schedules.

Expansion could also be affected by our Concepts’ franchisees’ willingness to invest capital or ability to obtain financing to construct and open new restaurants. If it becomes more difficult or more expensive for our Concepts’ franchisees to obtain financing to develop new restaurants, or if the perceived return on invested capital is not sufficiently attractive, the expected growth of our system could slow and our future revenues and operating cash flows could be adversely impacted.

In addition, expansion could impact the sales of our Concepts’ existing restaurants nearby. There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

We may not realize the anticipated benefits from past or potential future acquisitions, investments or other strategic transactions, or our portfolio business model.

From time to time we have completed, and we may evaluate and continue to complete mergers, acquisitions, divestitures, joint ventures, strategic partnerships, minority investments (including minority investments in third parties, such as, franchisees or master franchisees) and other strategic transactions, including our acquisition of The Habit Restaurants, Inc. completed in March 2020.

Past and potential future strategic transactions may involve various inherent risks, including, without limitation:

•expenses, delays or difficulties in integrating acquired companies, joint ventures, strategic partnerships or investments into our organization, including the failure to realize expected synergies and/or the inability to retain key personnel;
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
•the possibility that our Concepts and potential future acquisitions have divergent interests; and
•the possibility that our interests and strategic direction do not align with those of acquired companies or other parties that maintain an interest in our investments.

Past and potential future strategic transactions may not ultimately create value for us and may harm our reputation and adversely affect our business, growth prospects, financial condition and results of operations. In addition, we account for certain investments, including minority investments in certain franchisees such as Devyani International Limited, on a mark-to-market basis and, as a result, changes in the fair value of these investments impact our reported results. Changes in market prices for equity securities are unpredictable, and our investments have caused, and could continue to cause, fluctuations in our results of operations and/or growth prospects.

Risks Related to Operating a Global Business

We have significant exposure to the Chinese market through our largest franchisee, Yum China, which subjects us to risks that could negatively affect our business and/or our growth prospects.

A significant portion of our total business, particularly with respect to our KFC Concept, is conducted in mainland China through our largest franchisee, Yum China. Yum China’s business is exposed to risks in mainland China, which include, among others, potential political, financial and social instability, changes in economic conditions (including consumer spending, unemployment levels and ongoing wage and commodity inflation), consumer preferences, the regulatory environment (including uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations), food safety related matters (including compliance with food safety regulations and ability to ensure product quality and safety), and the effect of the COVID-19 pandemic and related restrictions in China. Any significant or prolonged deterioration in U.S.–China relations, including as the result of current U.S.–China tensions, could adversely affect our Concepts in mainland China. Chinese law regulates Yum China’s business conducted within mainland China. Our royalty income from the Yum China business is therefore subject to numerous uncertainties based on Chinese laws, regulations and policies, which may change from time to time. If Yum China’s business is harmed or development of our Concepts’ restaurants is slowed in mainland China due to any of these factors, it could negatively impact the royalty paid by Yum China to us, which would negatively impact our financial results or our growth prospects.

Our relationship with Yum China is governed primarily by a MLA, as amended from time to time, which may be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of Yum China. In addition, if we are unable to enforce our intellectual property or contract rights in mainland China, if Yum China is unable or unwilling to satisfy its obligations under the MLA, or if the MLA is otherwise terminated, it could result in an interruption in the operation of our brands that have been exclusively licensed to Yum China for use in mainland China. Disputes over the proper interpretation of the MLA have arisen in the past and may arise from time to time in the future. Such interruption or disputes could cause a delay in, or loss of, royalty income to us, which would negatively impact our financial results.

Our global operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated outside of the U.S., and we intend to continue expansion of our global operations. As a result, our and our Concepts’ franchisees’ business and/or growth prospects are increasingly exposed to risks inherent in global operations. These risks, which can vary substantially by country, include political, financial or social instability or conditions, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, natural disasters, military conflicts and terrorism, as well as exposure to the macroeconomic environment in such markets (including consumer preferences and spending, unemployment levels and wage and commodity inflation), the regulatory environment (including the risks of operating in markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), and income and non-income based tax rates and laws. Additional risks include the impact of import restrictions or controls, sanctions, foreign exchange control regimes (including restrictions on currency conversion), health guidelines and safety protocols related to the COVID-19 pandemic, labor costs and conditions, compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices, and the laws and policies that govern foreign investment in countries where our Concepts’ restaurants are operated. For example, we have been subject to a regulatory enforcement action in India alleging violation of foreign exchange laws for failure to satisfy conditions of certain operating approvals, such as minimum investment and store build requirements as well as limitations on the remittance of fees outside of the country (see Note 20).

Following the Russian invasion of Ukraine in early 2022, we suspended all investment and restaurant development in Russia as well as the operations of all company-owned KFC restaurants in Russia. During the second quarter of 2022, we transferred ownership of the Pizza Hut Russia business to a local operator who has initiated the process of re-branding locations to a non-YUM concept. Moreover, in October 2022, we entered into a sale and purchase agreement to transfer ownership of our KFC restaurants, operating systems and master franchise rights, including the network of franchised restaurants in Russia, to a local operator who will be responsible for re-branding locations to a non-YUM concept. Completion of this transaction is subject to regulatory and governmental approvals in Russia, as well as other conditions. There can be no guarantee that our efforts to transfer ownership or re-brand will be successful, and any transfer or re-brand, or failure to transfer or re-brand, could result in damage to our and our Concepts’ brand reputations. In addition, the Russian invasion of Ukraine, including associated macroeconomic conditions, increased energy and other prices, regional instability, and heightened economic sanctions from the international community has adversely affected, and may continue to adversely impact, us and our Concepts’ restaurants located in Russia and Eastern Europe, including to the extent that any such sanctions restrict our ability in this region to conduct business with certain suppliers or vendors, and/or to utilize the banking system and repatriate cash. We are unable to predict the full impact of the Russian invasion of Ukraine, associated sanctions, macroeconomic impacts and geopolitical instability, and the possibility of broadened military conflict, may have on us.

In addition to the sanctions associated with the Russian invasion of Ukraine as noted above, we and our Concepts’ franchisees do business in jurisdictions that may be subject to trade or economic sanction regimes and such sanctions could be expanded. Any failure to comply with such sanction regimes or other similar laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of business licenses, or a cessation of operations at our or our Concepts’ franchisees’ businesses, as well as damage to our and our Concepts’ brand images and reputations.

Foreign currency risks and foreign exchange controls could adversely affect our financial results.

Our results of operations, growth prospects and the value of our assets are affected by fluctuations in currency exchange rates, which has had, and may continue to have adverse effects on our reported earnings. More specifically, an increase in the value of the U.S. dollar, relative to other currencies, such as the Chinese Renminbi (“RMB”), Australian Dollar, the British Pound and the Euro, as well as currencies in certain other markets could have an adverse effect on our reported earnings. Any significant fluctuation in the value of currencies of countries in which we or our Concepts’ franchisees operate, and in particular RMB in China, could materially impact the U.S. dollar value of royalty payments made to us, which could result in lower revenues. In addition, fluctuations in the value of currencies in which we or our Concepts’ franchisees operate could lead to increased costs and lower profitability to us or our Concepts’ franchisees and/or cause us or our Concepts’ franchisees to increase prices to customers, which could negatively impact sales in these markets and harm our financial condition and operating results. There can be no assurance as to the future effect of any such changes on our results of operations, growth prospects, financial condition or cash flows. In addition, the governments in certain countries where our Concepts operate, including China and certain others, restrict the conversion of local currency into foreign currencies and, in certain cases, the remittance of currency out of the country. Restrictions on the conversion of other currencies to U.S. dollars or further restrictions on the remittance of occurrences could cause royalty payments to us to be delayed, remitted only partially or not remitted at all, which could impact our liquidity.

Risks Related to Technology, Data Privacy and Intellectual Property

Any cybersecurity incident, including the failure to protect the integrity or availability of IT systems or the security of Confidential Information, or the introduction of malware or ransomware, could materially affect our business and/or our growth prospects and result in substantial costs, litigation, reputational harm and a loss of consumer confidence.

Our business relies heavily on computer systems, hardware, software, technology infrastructure and online websites, platforms and networks (collectively, “IT Systems”) to support both internal and external, including franchisee-related, operations. We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. In addition, we and other parties (such as vendors and franchisees), collect, transmit and/or maintain certain personal, financial and other information about our customers, employees, vendors and franchisees, as well as proprietary information pertaining to our business (collectively, “Confidential Information”). The security and availability of our IT Systems and Confidential Information is critical to our business and regulated by evolving and increasingly demanding laws and regulations in various jurisdictions, certain third-party contracts and industry standards.

We experience cyber-attacks and security incidents from time to time and we may experience such attacks and incidents in the future. Despite the security measures that we and many third parties have implemented, our IT Systems may be disrupted or damaged and our Confidential Information may be compromised, corrupted, lost or stolen. The number and frequency of cyber-attacks and other security incidents may escalate. These risks are exacerbated by an increase in the use of and reliance on our digital commerce platforms. In addition, advanced new attacks against IT Systems and devices by potential malicious attackers, including nation-state actors, state-sanctioned groups, advanced persistent threats, and known and unknown ransomware groups, increase the risk of cybersecurity incidents, including ransomware, malware and phishing attacks. On January 18, 2023, we announced a ransomware attack that impacted certain IT Systems which resulted in the closure of fewer than 300 restaurants in one market for one day, temporarily disrupted certain of our affected systems and resulted in data being taken from our network. We have incurred, and may continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. We remain subject to risks and uncertainties as a result of the incident, including as a result of the data that was taken from the Company’s network.

Other adversarial cyber actions that may occur, such as credential stuffing or distributed denial-of-service attacks, may affect consumer confidence, our ability to provide digital commerce platforms, or lead to regulatory actions or litigation. Furthermore, the significant increase in remote working and personal device use, increases the risks of cyber incidents and the improper dissemination of personal or Confidential Information. If our IT Systems, or those of businesses with which we interact are disrupted or compromised as a result of a cyber-attack or other security incident, or if our employees, franchisees or vendors fail to comply with applicable laws and regulations or fail to meet contractual and industry standards, and Confidential Information is obtained or accessed by unauthorized persons or used inappropriately, it could result in liabilities and penalties, damage our brands and reputation, cause interruption of normal business performance, cause us to incur substantial costs, result in a loss of consumer confidence and sales and disrupt our supply chain, business and plans. Additionally, such events could result in the release of Confidential Information about our operations and could subject us to litigation and government enforcement actions, the losses associated with which may not be covered by insurance. Moreover, any significant cybersecurity events could require us to devote significant management time and resources to address such events, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our IT Systems, particularly because malicious actors are increasingly sophisticated and utilizing tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner.

Further, the standards and the technology currently used for transmission and approval of electronic payment transactions can put such data at risk, and are determined and controlled by the payment card industry, not by us. If we or our Concepts’ franchisees fail to adequately control fraudulent credit card and debit card transactions or to comply with the Payment Card Industry Data Security Standards, we or our Concepts’ franchisees may face civil liability, diminished public perception of our security measures, fines and assessments from the card brands, and significantly higher credit card and debit card related costs, any of which could adversely affect our business, growth prospects, financial condition and results of operations.

The failure to maintain satisfactory compliance with data privacy and data protection legal requirements may adversely affect our business and/or growth prospects and subject us to penalties.

Data privacy is subject to frequently changing legal requirements, which sometimes conflict among the various jurisdictions where we and our Concepts’ franchisees do business. For example, we are subject to numerous global laws including but not limited to, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) and the UK General Data Protection Regulations (which implements the GDPR into UK law), which impose strict data protection requirements and provide for significant penalties for noncompliance. In addition, within the U.S., the California Consumer Privacy Act (the “CCPA”) requires companies that process information on California residents to, among other things, provide new disclosures and options to consumers about data collection, use and sharing practices. Further, the CCPA has been subject to revision and amendments, including significant modifications made by the California Privacy Rights Act (“CPRA”), under which the majority of requirements took effect January 1, 2023. Other states have enacted similar laws that take effect in 2023 and 2024, and the federal government along with other states are considering expanding or passing privacy laws in the near term. These and other newly enacted and evolving legal requirements, such as the E.U.’s Directive 2011/16/EU on administrative cooperation in the field of taxation (referred to as “DAC7”), have required, and may continue to require, us and our Concepts’ franchisees to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Moreover, each of the GDPR and the CCPA confer a private right-of-action to certain individuals and associations, and the CPRA will fund the creation of a regulatory body enforcing its provisions. Enforcement priorities from this body and others tasked with enforcing new privacy laws may be unclear or changing.  Failure to comply with these and any other comprehensive privacy laws passed at the international, federal or state level may result in regulatory enforcement action, the imposition of monetary penalties, and damage our reputation.

The Federal Trade Commission (“FTC”) and many state attorneys general are also interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data. The FTC has also been pursuing privacy as a dedicated enforcement priority, with specialized attorneys seeking enforcement action for violation of US privacy laws including unfair or deceptive practices relating to privacy policies, consumer data collection and processing consent, and digital advertising practices. Various other jurisdictions, where our Concepts have operations, have significantly strengthened, and may continue to strengthen, their data privacy requirements. Moreover, new and changing cross-border data transfer requirements, including the implementation of Standard Contractual Clauses published by the European Commission in June 2021 and the UK International Data Transfer Agreement finalized by the UK in March 2022, will require us to incur costs to comply and may impact the transfer of personal data throughout our organization and to third parties. Other areas of particular focus for increasing requirements or risk of penalties include data collected from minors, biometric information, and data used in machine learning, all of which are subject to rapidly changing laws which are not consistent across jurisdictions.

The increasingly complex, restrictive and evolving regulatory environment at the international, federal and state level related to data privacy and data protection may require significant continued effort and cost, changes to our business practices and impact our ability to obtain and use data to provide personalized experiences for our customers. In addition, failure to comply with applicable requirements may subject us and our Concepts’ franchisees to fines, sanctions, governmental investigation, lawsuits and other potential liability, as well as reputational harm.

Unreliable or inefficient restaurant or consumer-facing technology or the failure to successfully implement technology initiatives in the future could adversely impact operating results, growth prospects and the overall consumer experience.

We and our Concepts’ franchisees rely heavily on IT Systems in the conduct of our business, some of which are managed, hosted, provided and/or used by third parties, including, point-of-sale processing in our restaurants, management of our supply chain, and various other processes and procedures. These systems are subject to damage, interruption or failure due to theft, fire, power outages, telecommunications failure, computer viruses, employee misuse, security breaches, malicious cyber-attacks including the introduction of malware or ransomware or other disruptive behavior by hackers, or other catastrophic events. Certain IT Systems may also be unreliable or inefficient, and technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems’ operations. If our or our Concepts’ franchisees’ IT Systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, customer or employee dissatisfaction, or negative publicity that could adversely impact our reputation, growth prospects, results of operations and financial condition.

We and our Concepts’ franchisees rely on technology to efficiently operate our restaurants and drive the customer experience, sales growth and margin improvement. Our growth will be dependent on our initiatives to implement proprietary and third-party technology solutions and gather and leverage data to enhance restaurant operations and improve the customer experience. It may be difficult to recruit and retain qualified individuals for these efforts due to intense competition for qualified technology systems’ developers necessary to innovate, develop and implement new technologies for our growth initiatives, including increasing our digital relationship with customers. Our strategic digital and technology initiatives may not be timely implemented or may not achieve the desired results. Failure to adequately manage implementations, updates or enhancements of new technology or interfaces between platforms could place us at a competitive disadvantage, and disrupt and otherwise adversely impact our operations and/or growth prospects. Even if we effectively implement and manage our technology initiatives, there is no guarantee that this will result in sales growth or margin improvement. Additionally, developing and implementing consumers’ evolving technology demands may place a significant financial burden on us and our Concepts’ franchisees, and our Concepts’ franchisees may have differing views on investment priorities. Moreover, our failure to adequately invest in new technology or adapt to technological advancements and industry trends, particularly with respect to digital commerce capabilities, could result in a loss of customers and related market share. If our Concepts’ digital commerce platforms do not meet customers’ expectations in terms of security, speed, privacy, attractiveness or ease of use, customers may be less inclined to return to such digital commerce platforms, which could negatively impact our business and/or growth prospects.

We cannot predict the impact that alternative methods of delivery, including autonomous vehicle delivery and third-party delivery technology solutions, or changes in consumer behavior facilitated by these alternative methods of delivery will have on our business. Advances in alternative methods of delivery, including advances in digital ordering technology, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business, growth prospects and market position.

Moreover, technology and consumer offerings continue to develop and evolve and we cannot predict consumer or team member acceptance of these existing and new technologies, such as new delivery channels or their impact on our business, and/or our growth prospects, nor can we be certain of our ability to implement or execute such technologies, which could result in loss of sales; dissatisfaction from our customers, employees, or employees of our Concepts’ franchisees; or negative publicity that could adversely impact our reputation, results of operations, growth prospects and financial condition.

There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales.

Customers are increasingly using e-commerce websites and apps, such as kfc.com, tacobell.com, pizzahut.com, habitburger.com, KFC, Taco Bell, Pizza Hut and The Habit Burger Grill apps, and apps owned by third-party delivery aggregators and third-party mobile payment processors, to order and pay for our Concepts’ products. Moreover, there has been a rapid increase in the use of store-level or third-party delivery services by our Concepts. As a result, our Concepts and our Concepts’ franchisees are increasingly reliant on digital ordering and payment as a sales channel and our business and/or growth prospects could be negatively impacted if we are unable to successfully implement, execute or maintain our consumer-facing digital initiatives, such as delivery, curbside pick-up and mobile carryout. If the third-party aggregators that we utilize for delivery, including marketplace and delivery as a service, cease or curtail their operations, fail to maintain sufficient labor force to satisfy demand, materially change fees, access or visibility to our products or give greater priority or promotions to our competitors, our business and/or growth prospects may be negatively impacted. In addition, third-party delivery services typically charge restaurants a per order fee, and as such utilizing third-party delivery services may not be as profitable as sales directly to our customers, and may also introduce food quality and customer satisfaction risks outside of our control. These digital ordering and payment platforms also could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage, inclement weather or natural disasters and have experienced interruptions and could experience further interruptions, which could limit or delay customers’ ability to order through such platforms or make customers less inclined to return to such platforms. The rapid acceleration in growth of digital sales has placed additional stress on those platforms that are more reliant upon legacy technology, such as certain platforms used by Pizza Hut, which may result in more frequent and potentially more severe interruptions. Moreover, our reliance on multiple digital commerce platforms to support our global footprint, multiple Concepts and highly franchised business model could increase our vulnerability to cyber-attacks and/or security breaches and could necessitate additional expenditures as we endeavor to consolidate and standardize such platforms.

Yum China, our largest franchisee, utilizes third-party mobile payment apps such as Alipay, WeChat Pay and Union Pay as a means through which to generate sales and process payments. Should customers become unable to access mobile payment apps in China, should the relationship between Yum China and one or more third-party mobile payment processors become interrupted, or should Yum China’s ability to use Alipay, WeChat Pay, Union Pay or other third-party mobile payment apps in its operations be restricted, its business could be adversely affected, which could have a negative impact on the royalty paid to us.

Our inability or failure to recognize, respond to and effectively manage the increased impact of social media could adversely impact our business and/or growth prospects.

There has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. Many social media platforms immediately publish content, often without filters or checks on accuracy. Information posted on such platforms may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our business and/or growth prospects, regardless of the information’s accuracy. The damage may be immediate without an opportunity for redress or correction.

In addition, social media is frequently used by our Concepts to communicate with customers and the public. Failure by our Concepts to use social media effectively or appropriately, particularly as compared to our Concepts’ competitors, could lead to a decline in brand value, customer visits and revenue. Social media is also increasingly used to compel companies to express public positions on issues and topics not directly related to their core business, which could prove controversial or divisive to consumers and result in lost sales or a misallocation of resources. In addition, laws and regulations, including FTC enforcement, are rapidly evolving to govern social media platforms and communications. A failure of us, our employees, our Concepts’ franchisees or third parties acting at our direction, or others perceived to be associated with us or our Concepts’ franchisees, to abide by applicable laws and regulations regarding the use of social media, or to appropriately use social media, could adversely impact our Concepts’ brands, our reputation, our business and our growth prospects, result in negative publicity, or subject us or our Concepts’ franchisees to fines, other penalties or litigation. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our Concepts’ brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.

Failure to protect our trademarks or other intellectual property could harm our Concepts’ brands and overall business and/or growth prospects.

We regard our registered trademarks (e.g., Yum®, KFC®, Taco Bell®, Pizza Hut® and The Habit®) and unregistered trademarks related to our restaurant businesses, as having significant value and being important to our marketing efforts. Our trademarks, many of which are registered in various jurisdictions, create brand awareness and help build goodwill among our customers.

We rely on a combination of legal protections provided by trademark registrations, contracts, copyrights, patents and common law rights, such as unfair competition, passing off and trade secret laws to protect our intellectual property from potential infringement. However, from time to time we become aware of other persons or companies using names and marks that are identical or confusingly similar to our brands’ names and marks. Although our policy is to challenge infringements and other unauthorized uses of marks similar or identical to our brands’ marks, certain or unknown unauthorized uses or other misappropriation of our trademarks could diminish the value of our Concepts’ brands and adversely affect our business, growth prospects and goodwill.

In addition, effective intellectual property protection may not be available in every country in which our Concepts have, or may in the future open or franchise, a restaurant and the laws of some countries do not protect intellectual property rights to the same extent as the laws of the U.S. There can be no assurance that the steps we have taken to protect our intellectual property or the legal protections that may be available will be adequate or that our Concepts’ franchisees will maintain the quality of the goods and services offered under our brands’ trademarks or always act in accordance with guidelines we set for maintaining our brands’ intellectual property rights and defending or enforcing our trademarks and other intellectual property could result in the expenditure of significant resources any of which could result in significant harm to our business, growth prospects, reputation, financial condition and results of operations.

Our brands may also be targets of infringement claims that could interfere with the use of certain names, trademarks and/or the proprietary know-how, recipes, or trade secrets used in our business. Defending against such claims can be costly, and as a result of defending such claims, we may be prohibited from using such intellectual property or proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, growth prospects, reputation, financial condition, and results of operations.

Risks Related to Our Supply Chain and Employment

Shortages or interruptions in the availability and delivery of food, equipment and other supplies may increase costs or reduce revenues.

The products sold or used by our Concepts and their franchisees are sourced from a wide variety of suppliers although certain products and equipment have limited suppliers, which increases our reliance on those suppliers. We, along with our Concepts’ franchisees, are also dependent upon third parties to make frequent deliveries of food products, equipment and supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food items, equipment and other supplies to our Concepts’ restaurants have happened from time to time and could reduce sales, harm our Concepts’ reputations and delay the planned openings of new restaurants by us and our Concepts’ franchisees. We have experienced and may continue to experience, certain supply chain disruptions resulting from, among other things, capacity, transportation, staffing and operational challenges associated with the pandemic and the current macroeconomic environment, which have adversely affected and may continue to adversely affect our business, growth prospects and results of operations. Future shortages or disruptions could also be caused by factors such as natural disasters, health epidemics and pandemics, social unrest, the impacts of climate change, inaccurate forecasting of customer demand, problems in production or distribution, restrictions on imports or exports including due to trade disputes or restrictions, the inability of vendors to obtain credit, political instability in the countries in which the suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards or requirements, transitioning to new suppliers or distributors, product quality issues or recalls, inflation, food safety warnings or advisories, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms.

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

The loss of key personnel, labor shortages and increased labor costs could adversely effect our business and/or growth prospects.

Much of our future success depends on the continued availability and service of senior management personnel. The loss or failure to engage in adequate succession planning of any of our executive officers or other key senior management personnel could harm our business and/or our growth prospects.

In addition, our restaurant operations are highly service-oriented and our success depends in part on our and our Concepts’ franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. Our Concepts and their franchisees have experienced and may continue to experience increased labor shortages and employee turnover at many of our restaurants and increased competition for qualified employees, due to ongoing challenging labor market conditions. These labor market conditions and the ongoing inflationary environment in countries where our Concepts and their franchisees operate have increased, and may continue to increase , the labor costs for our Concepts and their franchisees, including due to the payment of higher wages to attract or retain qualified employees (including franchisee management, restaurant managers and other crew members) and increased overtime costs to meet demand. Such increases in labor costs have also resulted from, and may continue to result from higher minimum wages at the federal, state or local level, including in connection with the increases in state minimum wages that have recently been enacted by various states and (if ultimately enacted) the potential increase in the federal minimum wage in the U.S. proposed by the current presidential administration. Moreover, there may be a long-term trend toward higher wages in emerging markets and higher labor costs more generally. For example, California passed the Fast Food Accountability and Standards Recovery Act (the “FAST Act”) in September 2022, a state law which authorizes the establishment of a council to set standards with respect to the wages, working hours, and health and safety conditions of employees at certain quick service restaurants which, if enacted, would apply to our Concepts’ restaurants in California. The implementation of the FAST Act, which was set to take effect on January 1, 2023, has been paused pending the outcome of a California voter referendum to repeal this law scheduled for November 2024. If this voter referendum fails and the FAST Act goes into effect, and/or if similar legislation is enacted in other jurisdictions, this may increase our and our Concepts’ franchisees’ costs, and otherwise disrupt and adversely affect our operations and/or growth prospects.

The inability to recruit and retain a sufficient number of qualified individuals at the store level may result in reduced operating hours, have a negative impact on service or customer experience, delay our planned use, development or deployment of technology, or impact the planned openings of new restaurants by us and our Concepts’ franchisees, any of which could adversely affect our business and/or our growth prospects. In addition, union organizers have engaged in efforts to organize employees at certain of our Concepts’ restaurants and those of other restaurant companies, and strikes, work slowdown or other labor unrest impacting us may become more common. In the event of a strike, work slowdown or other labor unrest, the ability to adequately staff at the store level could be impaired, which could adversely impact our operations, growth prospects and distract management from focusing on our business and strategic priorities.

An increase in food prices and other operating costs may have an adverse impact on our business and/or our growth prospects.

Our and our Concepts’ franchisees’ businesses depend on reliable sources of large quantities of raw materials such as proteins (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Raw materials purchased for use in our Concepts’ restaurants are subject to price volatility caused by any fluctuation in aggregate supply and demand, or other external conditions, such as weather and climate conditions, (which may be exacerbated by climate change), energy costs or natural events or disasters that affect expected harvests of such raw materials, taxes and tariffs (including as a result of trade disputes), industry demand, inflationary conditions, labor shortages, transportation issues, fuel costs, food safety concerns, product recalls, governmental regulation and other factors, all of which are beyond our control and in many instances are unpredictable. Taking into account ongoing inflationary conditions, we have recently experienced and expect to continue to experience, an increase in the price of various raw materials and other operating costs (such as rent and energy costs) as well as increased volatility in such prices and costs, which has adversely affected, and may continue to adversely affect our results of operations and/or our growth prospects. In addition, a significant increase in gasoline prices could result in the imposition of fuel surcharges by our distributors.

As the result of the significant increases in food and other operating costs noted above, we and our Concepts’ franchisees have recently increased food prices beyond typical pricing patterns at certain of our Concepts’ restaurants. However, because we and our Concepts’ franchisees provide competitively priced food, we may not have the ability to pass through to our customers the full amount of any commodity price or other cost increases. If we and our Concepts’ franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, our and our Concepts’ franchisees’ profit margins and return on invested capital may be adversely impacted. Moreover, to the extent that we raise menu prices to offset these costs, this could result in decreased consumer demand and adversely affect our business and/or our growth prospects.

Risks Related to our Concepts’ Brands and Reputation

Our success depends substantially on our corporate reputation and on the value and perception of our brands.

Our success depends in large part upon our ability and our Concepts’ franchisees’ ability to maintain and enhance our corporate reputation and the value and perception of our brands. Brand value is based in part on consumer perceptions on a variety of subjective factors, including the nutritional content and preparation of our food, our ingredients, food safety, and our business practices, including with respect to how we source commodities, and our pricing (including price increases and discounting). Consumer acceptance of our offerings is subject to change and some changes can occur rapidly. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that may affect perceptions of our Concepts’ brands generally or relative to alternatives. In addition, the retail food industry has been subject to scrutiny and claims that the menus and practices of restaurant chains have led to customer health issues, such as weight gain and other adverse effects. Publicity about these matters (particularly directed at the quick service and fast-casual segments of the retail food industry) may harm our Concepts’ reputations and adversely affect our business and/or our growth prospects. Moreover, this scrutiny could lead to increased regulation of the content or marketing of our products, including legislation or regulation taxing and/or regulating food with high-fat, sugar and salt content, or foods otherwise deemed to be “unhealthy,” which may increase costs of compliance and remediation to us and our Concepts’ franchisees.

In addition, business or other incidents, whether isolated or recurring, and whether originating from us, our Concepts’ restaurants, franchisees, competitors, governments, suppliers or distributors, can significantly reduce brand value and consumer perception, particularly if the incidents receive considerable publicity or result in litigation or investigations. For example, the reputation of our Concepts’ brands could be damaged by claims or perceptions about the quality, safety or reputation of our products, suppliers, distributors or franchisees or by claims or perceptions that we, founders of our Concepts, our Concepts’ franchisees or other business partners have acted or are acting in an unethical, illegal, racially-biased or socially irresponsible manner or are not fostering an inclusive and diverse environment, including with respect to the service and treatment of customers at our Concepts’ restaurants, and our or our Concepts’ franchisees’ treatment of employees, regardless of whether real or perceived. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Company action or brand imagery, misconduct by any of our or our Concepts’ franchisees’ employees, or a real or perceived failure of corporate governance. Any such developments could cause a decline directly or indirectly in consumer confidence in, or the perception of, our Concepts’ brands and/or our products and reduce consumer demand for our products, likely resulting in lower revenues and profits.

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

Our ability to reach consumers and drive results is heavily influenced by brand marketing and advertising and our ability to adapt to evolving consumer preferences, including developing and launching new and innovative products and offerings. Our marketing and advertising programs may not be as successful, or may not be as successful as our competitors, and thus, may adversely affect our business, our growth prospects and the strength of our brand.

We are subject to increasing and evolving expectations and requirements with respect to social and environmental sustainability matters, which could expose us to numerous risks.

There has been an increased focus, including from investors, the public and governmental and nongovernmental authorities, on social and environmental sustainability matters, such as climate change, greenhouse gases, packaging and waste, human rights, diversity, sustainable supply chain practices, animal health and welfare, deforestation, land, energy and water use and other corporate responsibility matters. We are and may become subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations with respect to social and environmental sustainability matters. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, an increase in expenses and management focus associated with satisfying such regulations and expectations. As the result of these increased expectations and evolving requirements, as well as our commitment to social and environmental sustainability matters, we may continue to establish or expand goals, commitments or targets, and take actions to meet such goals, commitments and targets. These goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may be criticized for the accuracy, adequacy or completeness of disclosures. Further, goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, assumptions that are subject to change, and other risks and uncertainties, many of which are outside of our control. If our data, processes and reporting with respect to social and environmental matters are incomplete or inaccurate, or if we fail to achieve progress with respect to these goals on a timely basis, consumer and investor trust in our brands may suffer.

We may be adversely affected by climate change.

We could be adversely affected by the physical and/or transitional effects of climate change. Our properties and operations may be vulnerable to the adverse effects of climate change, which is predicted to result in ongoing changes in global weather patterns and more frequent and severe weather-related events such as droughts, wildfires, hurricanes and other natural disasters. Such adverse weather related impacts may also adversely affect the general economy in countries where we operate, disrupt our operations, cause restaurant closures or delay the opening of new restaurants, adversely impact our supply chain and increase the costs of (and decrease the availability of) food and other supplies needed for our operations. In addition, various legislative and regulatory efforts to combat climate change may increase in the future, which could result in additional taxes, increased expenses and otherwise disrupt and adversely impact our business and/or our growth prospects.

Risks Related to Government Regulation and Litigation

We may be subject to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We are regularly involved in legal proceedings, which include regulatory claims or disputes by claimants such as franchisees, suppliers, employees, customers, governments and others related to operational, foreign exchange, tax, franchise, contractual or employment issues. These claims or disputes may relate to personal injury, employment, real estate related, environmental, tort, intellectual property, breach of contract, data privacy, securities, derivative and other litigation matters. See the discussion of legal proceedings in Note 20 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Plaintiffs often seek recovery of large or indeterminate amounts, and lawsuits are subject to inherent uncertainties (some of which are beyond the Company’s control). Unfavorable rulings or developments may also occur in cases we are not involved in. Moreover, regardless of whether any such lawsuits have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend, may divert resources and management attention away from our operations, and may negatively impact our results of operations and/or our growth prospects. With respect to insured claims, a judgment for damages in excess of any insurance coverage could adversely affect our financial condition or results of operations and/or growth prospects. Any adverse publicity resulting from these allegations may also adversely affect our Concepts’ reputations, which could adversely affect our financial results.

Changes in, or noncompliance with, legal requirements may adversely affect our business operations, growth prospects or financial condition.

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
•Laws relating to information security, privacy, cashless payments, and consumer protection.
•Laws relating to currency conversion or exchange.
•Laws relating to international trade and sanctions.
•Anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act.
•Environmental laws and regulations, including with respect to climate change and greenhouse gas emissions.
•Federal and state immigration laws and regulations in the U.S.
•Regulations, health guidelines and safety protocols related to the COVID-19 pandemic.

In addition, if any governmental authority were to adopt and implement a broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under laws such as the National Labor Relations Act (the “NLRA”) in a manner that is applied generally to franchise relationships, this could cause us or our Concepts to be liable or held responsible for unfair labor practices and other violations and could subject our Concepts to other liabilities, and/or require our Concepts to conduct collective bargaining negotiations, regarding employees of totally separate, independent employers, most notably our Concepts’ franchisees. For example, the National Labor Relations Board issued a proposed rule in September 2022 regarding the joint-employer test under the NLRA which would take into account the indirect control that a company has over the employees of another entity, thereby increasing the likelihood of a joint-employer relationship under the NLRA.  Moreover, many states (including California) have increasingly focused on and/or enacted legislation around the misclassification of independent contractors.

Any failure or alleged failure to comply with applicable laws or regulations or related standards or guidelines could adversely affect our reputation, global expansion efforts, growth prospects and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. Publicity relating to any such noncompliance or perception that we are not paying a sufficient amount of taxes could also harm our Concepts’ reputations and adversely affect our revenues. In addition, the compliance costs associated with complying with new or existing legal requirements could be substantial.

Tax matters, including changes in tax rates or laws, disagreements with taxing authorities, imposition of new taxes and our restructurings could impact our results of operations, growth prospects and financial condition.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in various jurisdictions. Our accruals for tax liabilities are based on past experience, interpretations of applicable law, and judgments about potential actions by tax authorities, but such accruals require significant judgment which may be incorrect and may result in payments greater than the amounts accrued. If the Internal Revenue Service (“IRS”) or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties, which could be material. For example, as disclosed in Note 20, as a result of an audit by the IRS for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report that includes a proposed adjustment for the 2014 fiscal year relating to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. While we disagree with the position of the IRS and intend to contest it vigorously, an unfavorable resolution of this matter could have a material, adverse impact on our Consolidated Financial Statements in future periods.

In addition, if jurisdictions in which we or our Concepts operate enact tax legislation, modify tax treaties and/or increase audit scrutiny, it could increase our taxes and have an adverse impact on our results of operations, growth prospects and financial position. For example, the Organization for Economic Cooperation and Development (the “OECD”), the European Union and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives. In particular, the OECD’s Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis, for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. If these proposals are implemented in any jurisdictions in which we operate, they could negatively impact our effective tax rate as well as increase the tax compliance and reporting costs related to such requirements.

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

If, notwithstanding receipt of any opinion, the IRS were to conclude that the Yum China spin-off was taxable, in general, we would recognize taxable gain as if we had sold the Yum China common stock in a taxable sale for its fair market value. In addition, each U.S. holder of our Common Stock who received shares of Yum China common stock in connection with the spin-off transaction would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the shares of Yum China common stock received. That distribution would be taxable to each such U.S. stockholder as a dividend to the extent of accumulated earnings and profits as of the date of the spin-off. For each such U.S. stockholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in our shares of Common Stock with any remaining amount being taxed as a capital gain.

The Yum China spin-off may be subject to China’s indirect transfer tax.

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

However, there are significant uncertainties on what constitutes a reasonable commercial purpose, how the safe harbor provisions for group restructurings are to be interpreted and how the Chinese tax authorities will ultimately view the spin-off. As a result, our position could be challenged by the Chinese tax authorities resulting in a tax at a rate of 10% assessed on the difference between the fair market value and the tax basis of Yum China at the date of the spin-off. As our tax basis in Yum China was minimal, the amount of such a tax could be significant and have an adverse effect on our results of operations, growth prospects and our financial condition.

Risks Related to Consumer Discretionary Spending and Macroeconomic Conditions

Our business and/or our growth prospects may be adversely impacted by changes in consumer discretionary spending and economic conditions in the various markets, including inflationary pressures.

As a company dependent upon consumer discretionary spending, we (and our Concepts’ franchisees) are sensitive to changes in or uncertainty regarding macroeconomic conditions in markets where we and Concepts’ franchisees operate. Some of the factors that impact discretionary consumer spending include unemployment and underemployment rates, fluctuations in disposable income, the price of gasoline, other inflationary pressures, higher taxes, reduced access to credit, elevated interest rate levels, stock market performance and changes in consumer confidence. In this regard, we and our Concepts’ franchisees have been adversely impacted by, and may continue to be adversely impacted by, negative macroeconomic conditions in markets where we and our Concepts’ franchisees operate, including impacts from increased commodity prices and other inflationary pressures, challenging labor market conditions, elevated interest rates, supply chain disruptions, and governmental restrictions implemented to mitigate against the pandemic. Any significant deterioration in current negative macroeconomic conditions, or any recovery therefrom that is significantly slower than anticipated, could have an adverse effect on our business, growth prospects, financial conditions, or results of operations. In addition, negative macroeconomic conditions or other adverse business developments may result in future asset impairment charges. Moreover, if negative macroeconomic conditions result in significant disruptions to capital and financial markets, or negatively impact our credit ratings, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity and capital structure could be adversely impacted.

Risks Related to Competition

The retail food industry is highly competitive.

Our Concepts’ restaurants compete with international, national and regional restaurant chains as well as locally-owned restaurants, and the industry in which we operate is highly competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional and price discounting initiatives, customer service, reputation, restaurant location, attractiveness and maintenance of properties, management and hourly personnel and qualified franchisees. Moreover, if we are unable to successfully respond to changing consumer or dietary preferences, if our marketing efforts and/or launch of new products are unsuccessful, or if our Concepts’ restaurants are unable to compete successfully with other retail food outlets, our and our Concepts’ franchisees’ businesses and/or our growth prospects could be adversely affected. In addition, the COVID-19 pandemic has also resulted in a change of consumer routines and behavior, and it is difficult to fully assess the impacts of such developments on us or our Concepts, or the extent to which any such consumer patterns may continue after the COVID-19 pandemic has ended. We also face ongoing competition due to convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition from delivery aggregators and other food delivery services has also increased and is expected to continue to increase, particularly in urbanized areas. Finally, not all of our competitors may seek to establish environmental or sustainability goals comparable to ours, which could result in lower supply chain or operating costs for our competitors. Increased competition and other competitive factors could have an adverse effect on our business or development plans.

Risks Related to Our Indebtedness

Our substantial indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of December 31, 2022, our total outstanding short-term borrowings and long-term debt was approximately $11.9 billion. Subject to the limits contained in the agreements governing our outstanding indebtedness, we may incur additional debt from time to time, which would increase the risks related to our high level of indebtedness. Our high level of indebtedness could have important potential consequences, including, but not limited to:

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
•increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest or we are forced to refinance indebtedness at higher interest rates, which risk is heightened by the current elevated interest rate environment;
•increasing our exposure to the risk of discontinuance, replacement or modification of certain reference rates;
•making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;
•limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing;
•imposing restrictive covenants on our operations due to the terms of our indebtedness, which, if not complied with, could result in an event of default, which if not cured or waived, could result in the acceleration of the applicable debt, and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies; and
•increasing our exposure to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and our debt is primarily denominated in U.S. dollars.

If our business does not generate sufficient cash flow from operations or if future debt or equity financings are not available to us on acceptable terms in amounts sufficient to pay our indebtedness or to fund other liquidity needs, our financial condition may be adversely affected. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have an adverse effect on our business, growth prospects and financial condition.

Item 1B.	Unresolved Staff Comments.

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2022 fiscal year and that remain unresolved.

Item 2.	Properties.

As of year end 2022, the Company’s Concepts owned land, building or both for 322 restaurants worldwide in connection with the operation of our 990 Company-owned restaurants.  These restaurants are further detailed as follows:

•The KFC Division owned land, building or both for 66 restaurants.
•The Taco Bell Division owned land, building or both for 254 restaurants.
•The Pizza Hut Division owned land, building or both for 2 restaurants.

The Company currently also owns land, building or both related to approximately 500 franchise restaurants that it leases to franchisees and leases land, building or both related to approximately 250 franchise restaurants that it subleases to franchisees, principally in the U.S., United Kingdom, Australia and Germany.

Company-owned restaurants in the U.S. with leases are generally leased for initial terms of 10 to 20 years and generally have renewal options. Company-owned restaurants outside the U.S. with leases have initial lease terms and renewal options that vary by country.

The KFC Division and Pizza Hut Division corporate headquarters and a KFC and Pizza Hut research facility in Plano, Texas are owned by Pizza Hut. A leased building in Irvine, California contains the Taco Bell Division and The Habit Burger Grill Division corporate headquarters and a Taco Bell research facility. The YUM corporate headquarters and a KFC research facility in Louisville, Kentucky are owned by KFC. Additional information about the Company’s properties is included in the Consolidated Financial Statements in Part II, Item 8.

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

Not applicable.

Executive Officers of the Registrant.

The executive officers of the Company as of February 24, 2023, and their ages and current positions as of that date are as follows:

David Gibbs, 59, is Chief Executive Officer of YUM a position he has held since January 2020. Prior to that, he served as President and Chief Operating Officer from August 2019 to December 2019, as President, Chief Financial Officer and Chief Operating Officer from January 2019 to August 2019 and as President and Chief Financial Officer from May 2016 to December 2018. Prior to these positions, he served as Chief Executive Officer of Pizza Hut Division from January 2015 to April 2016. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December

2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Scott Catlett, 46, is Chief Legal and Franchise Officer and Corporate Secretary of YUM. He has served in this position since July 2020. Prior to that, he served as General Counsel and Corporate Secretary of YUM from July 2018 to June 2020 and he served as Vice President and Deputy General Counsel of YUM from November 2015 to June 2018. From September 2007 to October 2015 Mr. Catlett held various YUM positions including Vice President & Associate General Counsel.

Mark King, 63, is Chief Executive Officer of Taco Bell Division, a position he has held since August 2019. Before joining YUM, Mr. King served as President, adidas Group North America from June 2014 to June 2018 and as Chief Executive Officer of TaylorMade-adidas Golf from 2003 to 2014.

Aaron Powell, 51, is Chief Executive Officer of Pizza Hut Division, a position he has held since September 2021. Before joining YUM, Mr. Powell served in various positions at Kimberly-Clark from September 2007 to August 2021. Prior to joining Kimberly-Clark, he served in various positions at Bain & Company and Proctor & Gamble.

David Russell, 53, is Senior Vice President, Finance and Corporate Controller of YUM. He has served as YUM’s Corporate Controller since February 2011 and as Senior Vice President, Finance since February 2017. Prior to serving as Corporate Controller, Mr. Russell served in various positions at the Vice President level in the YUM Finance Department, including Controller-Designate from November 2010 to February 2011 and Vice President, Assistant Controller from January 2008 to December 2010.

Sabir Sami, 55, is Chief Executive Officer of KFC Division, a position he has held since January 2022. From January 2020 to December 2021 he served in a dual role as KFC Division Chief Operating Officer and Managing Director of KFC Asia. Prior to this, from April 2013 to December 2019, he was Managing Director for the KFC Middle East, North Africa, Pakistan and Turkey markets. Before joining YUM in 2009, Mr. Sami served in various leadership roles at Procter & Gamble, the Coca-Cola Company and Reckitt Benckiser.

Tracy Skeans, 50, is Chief Operating Officer and Chief People Officer of YUM. She has served as Chief Operating Officer since January 2021 and Chief People Officer since January 2016. She also served as Chief Transformation Officer from November 2016 to December 2020. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From July 2009 to September 2011, she served as Director of Human Resources for Pizza Hut U.S and was on the Pizza Hut U.S. Finance team from September 2000 to June 2009.

Christopher Turner, 48, is Chief Financial Officer of YUM, a position he has held since August 2019. Before joining YUM, he served as Senior Vice President and General Manager in PepsiCo’s retail and e-commerce businesses with Walmart in the U.S. and more than 25 countries and across PepsiCo’s brands from December 2017 to July 2019. Prior to leading PepsiCo’s Walmart business, he served in various positions including Senior Vice President of Transformation for PepsiCo’s Frito-Lay North America business from July 2017 to December 2017 and Senior Vice President of Strategy for Frito-Lay from February 2016 to June 2017. Prior to joining PepsiCo, he was a partner in the Dallas office of McKinsey & Company, a strategic management consulting firm.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividend Policy

The Company’s Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange (“NYSE”).

As of February 17, 2023, there were 35,943 registered holders of record of the Company’s Common Stock.

In 2022, the Company declared and paid four cash dividends of $0.57 per share. In February 2023, the Company’s Board of Directors declared a dividend of $0.605 per share to be distributed March 10, 2023 to shareholders of record at the close of business on February 22, 2023. Future decisions to pay cash dividends continue to be at the discretion of the Company’s Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Company’s Board of Directors considers relevant.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2022, with respect to shares of Common Stock repurchased by the Company during the quarter then ended.

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
10/1/22 - 10/31/22	2,037	$110.44	2,037	$2,011
11/1/22 - 11/30/22	935	$123.82	935	$1,895
12/1/22 - 12/31/22	1,124	$129.30	1,124	$1,750
Total	4,096	$118.67	4,096

In May 2021, our Board of Directors authorized share repurchases from July 1, 2021 through December 31, 2022, of up to $2.0 billion (excluding applicable transaction fees) of our outstanding Common Stock. Shares repurchased under this authorization during the quarter totaled $236 million and this authorization was exhausted as of December 31, 2022. In September 2022, our Board of Directors authorized share repurchases of up to $2.0 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. The new authorization took effect during the fourth quarter of 2022 upon the exhaustion of the authorization approved in May 2021 and $250 million in shares were repurchased under this authorization during the quarter ended December 31, 2022.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Discretionary Sector Index, a peer group that includes YUM, for the period from December 30, 2017 to December 31, 2022. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 29, 2017, and that all cash dividends were reinvested.

	12/29/2017	12/31/2018	12/31/2019	12/30/2020	12/31/2021	12/30/2022
YUM	$100	$115	$128	$140	$182	$171
S&P 500	$100	$96	$126	$149	$191	$157
S&P Consumer Discretionary	$100	$101	$129	$172	$214	$135

Source of total return data: Bloomberg

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Yum! Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company”, “YUM”, “we”, “us” or “our”) franchise or operate a system of over 55,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style food and pizza categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 55,000 restaurants, 98% are operated by franchisees.

As of December 31, 2022, YUM consists of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

Through our Recipe for Good Growth we intend to unlock the growth potential of our Concepts and YUM, drive increased collaboration across our Concepts and geographies and consistently deliver better customer experiences, improved unit economics and higher rates of growth. Key enablers include accelerated use of digital and technology and better leverage of our systemwide scale.

Our global citizenship and sustainability strategy is reflected in our Good agenda, which includes our priorities for social responsibility, risk management and sustainable stewardship of our people, food and planet.

Our Growth agenda is based on four key drivers:
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

•Pays a competitive dividend and returns excess cash to shareholders through share repurchases; and

•Targets a consolidated net leverage ratio that balances shareholder returns, cost of capital and flexibility against various risk factors.

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company’s performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•Same-store sales growth is the estimated percentage change in system sales of all restaurants that have been open and in the YUM system for one year or more (except as noted below), including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. Throughout 2022, 2021 and 2020 we had a significant number of restaurants that were temporarily closed including restaurants closed due to government and landlord restrictions as a result of COVID-19. The system sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts’ existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends. In 2021 and 2020, when calculating respective same-store sales growth we also included in our prior year base the sales of stores that were added as a result of our acquisition of The Habit Restaurants, Inc. on March 18, 2020, and that were open for one year or more.

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

•System sales, System sales excluding the impacts of foreign currency translation (“FX”) and System sales excluding FX and the impact of the 53rd week in 2019 for our U.S. subsidiaries or certain international subsidiaries that operate on a weekly period calendar. System sales reflect the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants. Sales at franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Increasingly, customers are paying a fee to a third party to deliver or facilitate the ordering of our Concepts’ products. We also include in System sales any portion of the amount customers pay these third parties for which the third party is obligated to pay us a license fee as a percentage of such amount. Franchise restaurant sales and fees paid by customers to third parties to deliver or facilitate the ordering of our Concepts’ products are not included in Company sales on the Consolidated Statements of Income; however, any resulting franchise and license fees we receive are included in the Company’s revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net unit growth.

As of the beginning of the second quarter of 2022, as a result of our progress towards exiting Russia and our decision to reclass future net profits attributable to Russia subsequent to the date of invasion from the Division segments in which those profits were earned to Unallocated Other income (see Notes 3 and 19), we elected to remove all Russia units from our unit count as well as to begin excluding those units’ associated sales from our system sales totals. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut unit counts, respectively. These units were treated similar to permanent store closures for purposes of our same-store sales calculations and thus they were removed from our same-store sales calculations beginning April 1, 2022.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. Comparisons versus 2019, unless otherwise stated, include the impact of a 53rd week in 2019. For discussion of our results of operations for 2021 compared to 2020, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022.

2022 financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+4	+3	(3)	+5
Taco Bell Division	+11	+8	+5	+12	+12
Pizza Hut Division	+3	Even	+4	Even	+4
Worldwide	+6	+4	+4	+2	+6
Additionally:

•As of the beginning of the second quarter, we elected to remove 1,165 Russia units from our unit count and begin excluding their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our KFC and Pizza Hut units counts, respectively. As a result:
◦YUM and KFC Division year-over-year unit growth as shown above were negatively impacted by two and four percentage points, respectively.
◦YUM and KFC Division system sales growth excluding foreign currency as shown above were negatively impacted by two and three percentage points, respectively.

•Also, we elected to reclass future net profits attributable to Russia subsequent to the date of invasion from the Division segments in which those profits were earned to Unallocated Other income and reflected such profits as a Special Item as they are not indicative of our ongoing results. As a result of the decline in Core Operating Profits attributable to Russia:
◦YUM and KFC Division Core Operating Profit as shown above were negatively impacted by two and four percentage points, respectively.

•Foreign currency translation unfavorably impacted Divisional Operating Profit by $118 million for the year ended December 31, 2022.

	2022	2021	% Change
GAAP EPS	$4.57	$5.21	(12)
Special Items EPS	$0.06	$0.75	NM
EPS Excluding Special Items	$4.51	$4.46	+1

•In addition to the aforementioned factors impacting Operating Profit, our diluted EPS, excluding Special Items, was also impacted by lower Investment income, net year over year. Investment income, net added approximately $0.03 and $0.26 to our diluted EPS, excluding Special Items for the years ended December 31, 2022 and 2021, respectively,

•Gross unit openings for the year were 4,560 units resulting in 3,076 net new units.

Worldwide

GAAP Results

	Amount			% B/(W)
	2022	2021	2020	2022		2021
Company sales	$2,072	$2,106	$1,810	(2)		16
Franchise and property revenues	3,096	2,900	2,510	7		16
Franchise contributions for advertising and other services	1,674	1,578	1,332	6		18
Total revenues	6,842	6,584	5,652	4		16

Company restaurant expenses	$1,745	$1,725	$1,506	(1)		(15)
G&A expenses	1,140	1,060	1,064	(8)		—
Franchise and property expenses	123	117	145	(4)		18
Franchise advertising and other services expense	1,667	1,576	1,314	(6)		(20)
Refranchising (gain) loss	(27)	(35)	(34)	(22)		2
Other (income) expense	7	2	154	NM		NM
Total costs and expenses, net	4,655	4,445	4,149	(5)		(7)
Operating Profit	2,187	2,139	1,503	2		42

Investment (income) expense, net	(11)	(86)	(74)	(88)		16
Other pension (income) expense	9	7	14	(26)		48
Interest expense, net	527	544	543	3		—
Income before income taxes	1,662	1,674	1,020	(1)		64
Income tax provision	337	99	116	(242)		15
Net Income	$1,325	$1,575	$904	(16)		74

Diluted EPS(a)	$4.57	$5.21	$2.94	(12)		77
Effective tax rate	20.3%	5.9%	11.4%	(14.4)	ppts.	5.5	ppts.

(a)See Note 4 for the number of shares used in this calculation.

Performance Metrics

				% Increase (Decrease)
Unit Count	2022	2021	2020	2022	2021
Franchise	54,371	52,373	49,255	4	6
Company-owned	990	1,051	1,098	(6)	(4)
Total	55,361	53,424	50,353	4	6

	2022	2021	2020
Same-Store Sales Growth (Decline) %	4	10	(6)
System Sales Growth (Decline) %, reported	2	16	(4)
System Sales Growth (Decline) %, excluding FX	6	13	(4)
System Sales Growth (Decline) %, excluding FX and 53rd week	N/A	N/A	(3)

Our system sales breakdown by Company and franchise sales was as follows:

	Year
	2022	2021	2020
Consolidated
Company sales(a)	$2,072	$2,106	$1,810
Franchise sales	57,211	56,082	48,549
System sales	59,283	58,188	50,359
Foreign Currency Impact on System sales(b)	(2,653)	1,277	N/A
System sales, excluding FX	$61,936	$56,911	$50,359

KFC Division
Company sales(a)	$491	$596	$506
Franchise sales	30,625	30,769	25,783
System sales	31,116	31,365	26,289
Foreign Currency Impact on System sales(b)	(2,102)	1,000	N/A
System sales, excluding FX	$33,218	$30,365	$26,289

Taco Bell Division
Company sales(a)	$1,002	$944	$882
Franchise sales	13,651	12,336	10,863
System sales	14,653	13,280	11,745
Foreign Currency Impact on System sales(b)	(52)	17	N/A
System sales, excluding FX	$14,705	$13,263	$11,745

Pizza Hut Division
Company sales(a)	$21	$46	$76
Franchise sales	12,832	12,909	11,879
System sales	12,853	12,955	11,955
Foreign Currency Impact on System sales(b)	(499)	260	N/A
System sales, excluding FX	$13,352	$12,695	$11,955

Habit Burger Grill Division(c)
Company sales(a)	$558	$520	$346
Franchise sales	103	68	24
System sales	661	588	370
Foreign Currency Impact on System sales(b)	—	—	N/A
System sales, excluding FX	$661	$588	$370

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

(c)System sales for the Habit Burger Grill Division is shown since our March 18, 2020 acquisition date.

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	2022	2021	2020
Core Operating Profit Growth %	6	18	(8)
Core Operating Profit Growth %, excluding 53rd week	N/A	N/A	(7)
Diluted EPS Growth %, excluding Special Items	1	23	2
Effective Tax Rate excluding Special Items	20.8%	21.4%	15.9%

	2022	2021	2020
Company restaurant profit	$327	$381	$304
Company restaurant margin %	15.8%	18.1%	16.8%

	Year
Detail of Special Items	2022	2021	2020
Refranchising gain (loss)(a)	$6	$3	$8
Operating profit impact from decision to exit Russia(b)	44	—	—
Charges associated with resource optimization (See Note 5)	(11)	(9)	(36)
Impairment of Habit Burger Grill goodwill (See Note 5)	—	—	(144)
Unlocking Opportunity Initiative contribution (See Note 5)	—	—	(50)
COVID-19 relief contribution (See Note 5)	—	—	(25)
Other Special Items Income (Expense)	(1)	(3)	(20)
Special Items Income (Expense) - Operating Profit	38	(9)	(267)
Charges associated with resource optimization - Other pension (expense) income (see Note 5)	—	1	(2)
Interest expense, net (See Note 5)	(28)	(34)	(34)
Special Items Income (Expense) before Income Taxes	10	(42)	(303)
Tax (Expense) Benefit on Special Items(c)	(3)	17	65
Tax Benefit - Intra-entity transfers and valuations of intellectual property(d)	82	251	28
Tax (Expense) - Income tax impacts from decision to exit Russia(e)	(72)	—	—
Special Items Income (Expense), net of tax	$17	$226	$(210)
Average diluted shares outstanding	290	302	307
Special Items diluted EPS	$0.06	$0.75	$(0.68)

(a)Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with our previously announced plans to have at least 98% franchise restaurant ownership by the end of 2018. As such, refranchising gains and losses recorded as Special Items are directly associated with restaurants that were refranchised prior to the end of 2018.

During the years ended December 31, 2022, 2021 and 2020, we recorded net refranchising gains of $6 million, $3 million and $8 million, respectively, that have been reflected as Special Items.

Additionally, during the years ended December 31, 2022, 2021 and 2020, we recorded net refranchising gains of $21 million, $32 million and $26 million, respectively, that have not been reflected as Special Items. These gains relate to refranchising of restaurants that were not part of our aforementioned plans to achieve 98% franchise ownership and that we believe are now more indicative of our expected ongoing refranchising activity.

(b)In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts. During the second quarter, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator who has initiated the process of re-branding locations to a non-YUM concept. In October 2022, we announced that we entered into a sale and purchase agreement to transfer ownership of our KFC Russia restaurants, operating system and master franchise rights, including the network of KFC franchised restaurants, to Smart Service Ltd., a business operated by one of our existing KFC franchisees in Russia. Under the agreement, the buyer will be responsible for re-branding locations to a non-YUM concept and retaining the Company’s employees in Russia. Completion of the transaction is subject to regulatory and governmental approvals, as well as other conditions. Following the completion of the transaction, we will have ceased our corporate presence in Russia.

Our GAAP operating results presented herein reflect revenues from and expenses to support the Russian operations for Pizza Hut, prior to the date of transfer, and KFC, for the entirety of the year ended December 31, 2022, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such resulting net profits from the Division segment results in which they were earned to Unallocated Other income. Additionally, we have incurred certain expenses related to the transfer of the businesses and other one-time costs related to our exit from Russia which we have recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. Also recorded in Unallocated Other income were foreign exchange gains attributable to fluctuations in the value of the Russian ruble. The resulting net Operating Profit from these items of $44 million for the year ended December 31, 2022 has been reflected as a Special Item as the amount is not indicative of our ongoing results.

(c)Tax (Expense) Benefit on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items. Additionally, during the year ended December 31, 2021, we also recorded as a Special Item an $8 million tax benefit related to prior refranchisings for which the associated pre-tax gain or loss was recorded as Special.

(d)In December of 2019, we completed intra-entity transfers of certain intellectual property (“IP”) rights. As a result of the transfer of certain of these rights, largely to subsidiaries in the United Kingdom (“UK”), we received a step-up in tax basis to current fair value under applicable UK law, and to the extent this step-up in tax basis was amortizable against future taxable income, we recognized deferred tax assets. The associated deferred tax benefit was originally recognized as a Special Item in 2019.

On July 22, 2020, the UK Finance Act 2020 was enacted resulting in an increase in the UK corporate tax rate from 17% to 19%. As a result, we remeasured the related deferred tax assets originally recorded as described above and recognized an additional $25 million deferred tax benefit as a Special Item in the year ended December 31, 2020. Additionally, we recognized a related deferred tax benefit of $3 million as a result of an increase in the step-up in the tax basis as described above as a Special Item in the year ended December 31, 2020.

On June 10, 2021, the UK Finance Act 2021 was enacted resulting in an increase in the UK corporate income tax rate from 19% to 25%. As a result, we remeasured the related deferred tax assets originally recorded as described above and recognized an additional $64 million deferred tax benefit as a Special Item in the year ended December 31, 2021.

In July 2021, we concentrated management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland (the “KC Europe Reorganization”). Concurrent with this change in management responsibility, we completed intra-entity transfers of certain KFC IP rights from subsidiaries in the UK to subsidiaries in Switzerland. With the transfer of these rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a net, one-time benefit of $152 million as a Special Item in the year ended December 31, 2021.

In December 2021, we continued our KFC Europe Reorganization and completed intra-entity transfers of additional European KFC IP rights from subsidiaries in the U.S. to subsidiaries in Switzerland. With the transfers of these additional rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a net one-time tax benefit of $35 million as a Special Item in the year ended December 31, 2021.

In the quarter ended June 30, 2022, as a result of our decision to exit the Russia market, we recorded tax expense associated with the remeasurement of and establishment of a valuation allowance on a portion of the aforementioned deferred tax assets associated with the amortizable tax basis associated with the KFC IP rights held in Switzerland (see Note e). In the quarter ended December 31, 2022, we performed an annual valuation under Swiss laws of these Swiss IP rights, incorporating current assumptions around the expected future cash flows attributable to the IP. This valuation supported an increase to tax basis of Swiss IP rights associated with parts of our business that will continue to use these IP rights due to expected royalty growth assumptions in those parts of the business that largely offset the loss of the Russia royalty income associated with such IP rights. Based on this valuation as well as future forecasting of taxable income, we remeasured and reassessed the need for a valuation allowance on the deferred tax assets associated with the Swiss IP. As a result, we recorded a net tax benefit of $82 million as a Special Item in the quarter ended December 31, 2022.

(e)Our decision to exit the Russia market in the quarter ended June 30, 2022, resulted in a reduction in the tax basis of KFC IP rights held in Switzerland due to the expected loss of the Russia royalty income associated with such rights going forward. As a result, we remeasured and reassessed the need for a valuation allowance on the associated deferred tax assets. In addition, we reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference will now reverse by way of sale. Primarily as a result of these items, we recorded a net tax expense of $72 million in the year ended December 31, 2022, that was reflected as a Special Item.

Reconciliation of GAAP Operating Profit to Core Operating Profit	Year
	2022	2021	2020
Consolidated
GAAP Operating Profit	$2,187	$2,139	$1,503
Special Items Income (Expense) - Operating Profit	38	(9)	(267)
Foreign Currency Impact on Divisional Operating Profit(a)	(118)	54	N/A
Core Operating Profit	$2,267	$2,094	$1,770

KFC Division
GAAP Operating Profit	$1,198	$1,230	$922
Foreign Currency Impact on Divisional Operating Profit(a)	(98)	45	N/A
Core Operating Profit	$1,296	$1,185	$922

Taco Bell Division
GAAP Operating Profit	$850	$758	$696
Foreign Currency Impact on Divisional Operating Profit(a)	(2)	1	N/A
Core Operating Profit	$852	$757	$696

Pizza Hut Division
GAAP Operating Profit	$387	$387	$335
Foreign Currency Impact on Divisional Operating Profit(a)	(18)	8	N/A
Core Operating Profit	$405	$379	$335

Habit Burger Grill Division
GAAP Operating Profit (Loss)	$(24)	$2	$(22)
Foreign Currency Impact on Divisional Operating Profit(a)	—	—	N/A
Core Operating Profit (Loss)	$(24)	$2	$(22)

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$4.57	$5.21	$2.94
Special Items Diluted EPS	0.06	0.75	(0.68)
Diluted EPS excluding Special Items	$4.51	$4.46	$3.62

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate, excluding Special Items
GAAP Effective Tax Rate	20.3%	5.9%	11.4%
Impact on Tax Rate as a result of Special Items	(0.5)%	(15.5)%	(4.5)%
Effective Tax Rate excluding Special Items	20.8%	21.4%	15.9%

(a)The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented. When determining applicable Core Operating Profit growth percentages, the Core Operating Profit for the current year should be compared to the prior year GAAP Operating Profit adjusted only for any prior year Special Items Income (Expense).

Reconciliation of GAAP Operating Profit to Company Restaurant Profit

	2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,198	$850	$387	$(24)	$(224)	$2,187
Less:
Franchise and property revenues	1,645	837	607	7	—	3,096
Franchise contributions for advertising and other services	698	598	376	2	—	1,674
Add:
General and administrative expenses	390	191	211	51	297	1,140
Franchise and property expenses	69	33	13	2	6	123
Franchise advertising and other services expense	684	599	382	2	—	1,667
Refranchising (gain) loss	—	—	—	—	(27)	(27)
Other (income) expense	67	(2)	(10)	4	(52)	7
Company restaurant profit	$65	$236	$—	$26	—	$327
Company sales	$491	$1,002	$21	$558	—	$2,072
Company restaurant margin %	13.2%	23.6%	(2.2)%	4.7%	N/A	15.8%

	2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,230	$758	$387	$2	$(238)	$2,139
Less:
Franchise and property revenues	1,557	742	597	4	—	2,900
Franchise contributions for advertising and other services	640	552	385	1	—	1,578
Add:
General and administrative expenses	377	174	201	48	260	1,060
Franchise and property expenses	74	33	11	—	(1)	117
Franchise advertising and other services expense	627	553	395	1	—	1,576
Refranchising (gain) loss	—	—	—	—	(35)	(35)
Other (income) expense	(5)	1	(9)	1	14	2
Company restaurant profit	$106	$225	$3	$47	$—	$381
Company sales	$596	$944	$46	$520	$—	$2,106
Company restaurant margin %	17.7%	23.9%	6.8%	9.0%	N/A	18.1%

	2020
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$922	$696	$335	$(22)	$(428)	$1,503
Less:
Franchise and property revenues	1,295	662	552	1	—	2,510
Franchise contributions for advertising and other services	471	487	374	—	—	1,332
Add:
General and administrative expenses	346	158	215	33	312	1,064
Franchise and property expenses	91	33	17	—	4	145
Franchise advertising and other services expense	465	484	365	—	—	1,314
Refranchising (gain) loss	—	—	—	—	(34)	(34)
Other (income) expense	9	3	(3)	(1)	146	154
Company restaurant profit	$67	$225	$3	$9	$—	$304
Company sales	$506	$882	$76	$346	$—	$1,810
Company restaurant margin %	13.2%	25.5%	5.1%	2.6%	N/A	16.8%

Items Impacting Reported Results and/or Reasonably Likely to Impact Future Results

The following items impacted reported results in 2022 and/or 2021 and/or are reasonably likely to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

Russia Invasion of Ukraine

In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts. During the second quarter, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator who has initiated the process of re-branding locations to a non-YUM concept. In October 2022, we announced that we entered into a sale and purchase agreement to transfer ownership of our KFC Russia restaurants, operating system and master franchise rights, including the network of KFC franchised restaurants, to Smart Service Ltd., a business operated by one of our existing KFC franchisees in Russia. Under the agreement, the buyer will be responsible for re-branding locations to a non-YUM concept and retaining the Company’s employees in Russia. Completion of the transaction is subject to regulatory and governmental approvals, as well as other conditions agreed to by the parties. Following the completion of the transaction, we will have ceased our corporate presence in Russia.

As of the beginning of the second quarter of 2022, we elected to remove all Russia units from our unit count and their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut units counts, respectively. This negatively impacted YUM and KFC Division year-over-year unit growth by two and four percentage points, respectively at December 31, 2022. This also negatively impacted our system sales growth excluding foreign currency for YUM and KFC Division by two and three percentage points, respectively, during the year ended December 31, 2022. Russia units were removed from our same-store sales calculations as of the beginning of the second quarter.

Our GAAP operating results presented herein reflect revenues from and expenses to support the Russian operations for Pizza Hut, prior to the date of transfer, and KFC, for the entirety of the year ended December 31, 2022, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such resulting net profits from the Division segment results in which they were earned to Unallocated Other income and reflected such net profits as a Special Item. Additionally, we have incurred certain expenses related to the transfer of the businesses and other costs related to our exit from Russia which we have recorded within Corporate and unallocated. The resulting net Operating

Profit of $44 million for the year ended December 31, 2022 has been reflected as a Special Item as the amount is not indicative of our ongoing results.

Historically, our Russian business has constituted approximately 3% of our total Operating Profit and 2% of our total system sales. During the year ended December 31, 2022, our Core Operating Profits in Russia declined versus the prior year, negatively impacting YUM and KFC Division Core Operating Profit growth by two and four percentage points, respectively. Our Core Operating Profit growth in the first and second quarters of 2023 will also be negatively impacted as we lap the 2022 Russia results that remained in Core Operating Profit. We expect YUM and KFC Division Core Operating Profit growth to be negatively impacted by approximately one and two percentage points, respectively, in both the first and second quarters of 2023 due to this lap.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Divisional Operating Profit by $118 million for the year ended December 31, 2022. This included a negative impact to our KFC Division Operating Profit of $98 million for the year ended December 31, 2022. For 2023, we currently expect changes in foreign currency to negatively impact Divisional Operating Profit by approximately $30 to $40 million, primarily in the first half of the year.

COVID-19

In late 2019, a novel strain of coronavirus, COVID-19, was first detected and in March 2020, the World Health Organization declared COVID-19 a global pandemic. As a result of COVID-19, governmental authorities around the world implemented measures to reduce the spread of COVID-19. These measures have included, and in some instances continue to include, restrictions on travel outside the home and limitations on business and other activities as well as encouraging social distancing. As a result of COVID-19, we and our franchisees experienced significant store closures and instances of reduced store-level operations, including reduced operating hours and dining-room closures. The impact on our sales in each of our markets has been dependent on the timing, severity and duration of the outbreak, measures implemented by government authorities to reduce the spread of COVID-19, as well as our reliance on dine-in sales in the market.

Throughout 2022, COVID-19 outbreaks and resulting government restrictions limiting mobility continued to impact sales in a few key markets, primarily in China. Excluding China, our YUM same-store sales growth was 7% and our KFC Division same-store sales growth was 9% for the year ended December 31, 2022.

The COVID-19 situation is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company’s 2023 results.

Investment in Devyani

In 2020, we received an approximate 5% minority interest in Devyani International Limited (“Devyani”), an entity that owns our KFC India and Pizza Hut India master franchisee rights. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. At the time of the refranchisings, the fair value of this minority interest was estimated to be approximately $31 million. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of this investment became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net in our Consolidated Statements of Income and recognized pre-tax investment income of $11 million and $87 million, in the years ended December 31, 2022 and 2021, respectively.

KFC Division

The KFC Division has 27,760 units, 86% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of the end of 2022.

				% B/(W)				% B/(W)
				2022				2021
	2022	2021	2020	Reported		Ex FX		Reported		Ex FX
System Sales	$31,116	$31,365	$26,289	(1)		6		19		16
Same-Store Sales Growth (Decline) %	4%	11%	(9)%	N/A		N/A		N/A		N/A

Company sales	$491	$596	$506	(18)		(11)		18		12
Franchise and property revenues	1,645	1,557	1,295	6		12		20		17
Franchise contributions for advertising and other services	698	640	471	9		16		36		30
Total revenues	$2,834	$2,793	$2,272	1		8		23		18

Company restaurant profit	$65	$106	$67	(39)		(33)		58		48
Company restaurant margin %	13.2%	17.7%	13.2%	(4.5)	ppts.	(4.4)	ppts.	4.5	ppts.	4.3	ppts.

G&A expenses	$390	$377	$346	(3)		(6)		(9)		(7)
Franchise and property expenses	69	74	91	7		(3)		18		20
Franchise advertising and other services expense	684	627	465	(9)		(15)		(35)		(29)
Operating Profit	$1,198	$1,230	$922	(3)		5		33		29

				% Increase (Decrease)
Unit Count	2022	2021	2020	2022	2021
Franchise	27,541	26,643	24,710	3	8
Company-owned	219	291	290	(25)	—
Total	27,760	26,934	25,000	3	8

Company sales and Company restaurant margin %

In 2022, the decrease in Company sales, excluding the impacts of foreign currency translation, was driven by the suspension of operations of our 70 company-owned KFC restaurants in Russia, partially offset by Company same-store sales growth of 1%. As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

In 2022, the decrease in Company restaurant margin percentage was driven by commodity and wage inflation.

Franchise and property revenues

In 2022, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 4% and unit growth.

As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

G&A

In 2022, the increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and salaries and higher travel related costs, partially offset by lower expenses related to our annual incentive compensation program.

Operating Profit

In 2022, the increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by the negative impact of 4 percentage points on year-over-year operating profit growth as a result of lower profits in Russia, higher restaurant operating costs, and higher G&A.

Taco Bell Division

The Taco Bell Division has 8,218 units, 88% of which are in the U.S. The Company owned 6% of the Taco Bell units in the U.S. as of the end of 2022.

				% B/(W)				% B/(W)
				2022				2021
	2022	2021	2020	Reported		Ex FX		Reported		Ex FX
System Sales	$14,653	$13,280	$11,745	10		11		13		13
Same-Store Sales Growth (Decline) %	8%	11%	(1)%	N/A		N/A		N/A		N/A

Company sales	$1,002	$944	$882	6		6		7		7
Franchise and property revenues	837	742	662	13		13		12		12
Franchise contributions for advertising and other services	598	552	487	8		8		14		14
Total revenues	$2,437	$2,238	$2,031	9		9		10		10

Company restaurant profit	$236	$225	$225	5		5		—		—
Company restaurant margin %	23.6%	23.9%	25.5%	(0.3)	ppts.	(0.3)	ppts.	(1.6)	ppts.	(1.6)	ppts.

G&A expenses	$191	$174	$158	(9)		(10)		(11)		(10)
Franchise and property expenses	33	33	33	1		—		(3)		(3)
Franchise advertising and other services expense	599	553	484	(8)		(8)		(14)		(14)
Operating Profit	$850	$758	$696	12		12		9		9

				% Increase (Decrease)
Unit Count	2022	2021	2020	2022	2021
Franchise	7,754	7,329	6,952	6	5
Company-owned	464	462	475	—	(3)
Total	8,218	7,791	7,427	5	5

Company sales and Company restaurant margin %

In 2022, the increase in Company sales was driven by same-store sales growth of 8% and unit growth partially offset by refranchising.

In 2022, the decrease in Company restaurant margin percentage was driven by commodity and wage inflation partially offset by same-store sales growth.

Franchise and property revenues

In 2022, the increase in Franchise and property revenues was driven by franchise same-store sales growth of 8% and unit growth.

G&A

In 2022, the increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and salaries and higher travel related costs partially offset by lower charitable contributions.

Operating Profit

In 2022, the increase in Operating Profit was driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs and higher G&A.

Pizza Hut Division

The Pizza Hut Division has 19,034 units, 66% of which are located outside the U.S. Over 99% of the Pizza Hut Division units were operated by franchisees as of the end of 2022. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands.

				% B/(W)				% B/(W)
				2022				2021
	2022	2021	2020	Reported		Ex FX		Reported		Ex FX
System Sales	$12,853	$12,955	$11,955	(1)		3		8		6
Same-Store Sales Growth (Decline) %	Even	7%	(6)%	N/A		N/A		N/A		N/A

Company sales	$21	$46	$76	(55)		(55)		(40)		(42)
Franchise and property revenues	607	597	552	2		5		8		6
Franchise contributions for advertising and other services	376	385	374	(2)		(1)		3		2
Total revenues	$1,004	$1,028	$1,002	(2)		—		3		1

Company restaurant profit	$—	$3	$3	NM		NM		(19)		(24)
Company restaurant margin %	(2.2)%	6.8%	5.1%	(9.0)	ppts.	(9.0)	ppts.	1.7	ppts.	1.5	ppts.

G&A expenses	$211	$201	$215	(5)		(7)		6		7
Franchise and property expenses	13	11	17	(23)		(25)		37		38
Franchise advertising and other services expense	382	395	365	3		2		(8)		(7)
Operating Profit	$387	$387	$335	Even		4		16		13

				% Increase (Decrease)
Unit Count	2022	2021	2020	2022	2021
Franchise	19,013	18,359	17,559	4	5
Company-owned	21	22	80	(5)	(73)
Total	19,034	18,381	17,639	4	4

Company sales

In 2022, the decrease in Company sales, excluding the impacts of foreign currency translation, was driven by the refranchising of stores in the United Kingdom.

Franchise and property revenues

In 2022, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by unit growth and the recognition of franchise fees related to unexercised development rights arising from a master franchise agreement.

G&A

In 2022, the increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and salaries and higher travel related expenses, partially offset by lower professional fees and lower expenses related to our annual incentive compensation programs.

Operating Profit

In 2022, the increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by unit growth.

Habit Burger Grill Division

The Habit Burger Grill Division has 349 units, the vast majority of which are in the U.S. The Company owned 85% of the Habit Burger Grill units in the U.S. as of December 31, 2022.

				% B/(W)		% B/(W)
				2022		2021
	2022	2021	2020	Reported	Ex FX	Reported	Ex FX
System Sales	$661	$588	$370	12	12	59	59
Same-Store Sales Growth (Decline) %	(1)%	16%	N/A	N/A	N/A	N/A	N/A

Total revenues	$567	$525	$347	8	8	51	51
Operating Profit (Loss)	$(24)	$2	$(22)	NM	NM	111	111

				% Increase (Decrease)
Unit Count	2022	2021	2020	2022	2021
Franchise	63	42	34	50	24
Company-owned	286	276	253	4	9
Total	349	318	287	10	11

Corporate & Unallocated

				% B/(W)
(Expense)/Income	2022	2021	2020	2022		2021
Corporate and unallocated G&A	$(297)	$(260)	$(312)	(14)		17
Unallocated Franchise and property expenses	(6)	1	(4)	NM		115
Unallocated Refranchising gain (loss) (See Note 5)	27	35	34	(22)		2
Unallocated Other income (expense)	52	(14)	(146)	NM		NM
Investment income (expense), net (See Note 5)	11	86	74	(88)		16
Other pension income (expense) (See Note 15)	(9)	(7)	(14)	(26)		48
Interest expense, net	(527)	(544)	(543)	3		—
Income tax provision (See Note 18)	(337)	(99)	(116)	(242)		15
Effective tax rate (See Note 18)	20.3%	5.9%	11.4%	(14.4)	ppts.	5.5	ppts.

Corporate and unallocated G&A

In 2022, the increase in Corporate and Unallocated G&A expenses was driven by higher headcount and salaries including personnel associated with our 2021 investments in digital and technology companies and expenses related to the divestiture of our Russia businesses, partially offset by lower current year expenses due to our annual incentive compensation programs.

Unallocated Other income (expense)

Unallocated Other income (expense) for the year ended December 31, 2022, includes Russia net operating profits of $44 million reclassed from KFC and Pizza Hut Division Other income due to our decision to exit Russia (see Note 19).

Interest expense, net

The decrease in Interest expense, net for 2022 was primarily driven by $12 million of previously unamortized debt issuance costs written-off in the prior year due to the refinancing of our Credit Agreement and $6 million lower expense in the current year relating to the call premium and previously unamortized debt issuance costs written-off associated with the redemption of the 2025 Notes as compared to the call premium and previously unamortized debt issuance costs written-off associated with the redemption of the 2026 Notes (as discussed in our 2021 Form 10-K) in the prior year. The impact on Interest expense, net of higher borrowings was offset by a lower weighted-average interest rate on those borrowings.

Consolidated Cash Flows

Net cash provided by operating activities was $1,427 million in 2022 versus $1,706 million in 2021. The decrease was largely driven by an increase in incentive compensation payments, timing of spending on advertising and an increase in income tax payments.

Net cash used in investing activities was $202 million in 2022 versus $173 million in 2021. The change was primarily driven by higher current year capital spending and lapping proceeds from our prior year sale of certain mutual fund investments, partially offset by the lapping of our prior year acquisition of Dragontail Systems Limited.

Net cash used in financing activities was $1,323 million in 2022 versus $1,767 million in 2021. The change was primarily driven by lower share repurchases and higher current year net borrowings.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past four years and we expect that to continue to be the case in 2023. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement (see Note 11) which had $279 million outstanding as of December 31, 2022. We believe that our ongoing cash from operations, cash on hand, which was approximately $375 million at December 31, 2022, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

Our material cash requirements include the following contractual and other obligations.

Debt Obligations and Interest Payments

As of December 31, 2022, approximately 94%, including the impact of interest rate swaps, of our $11.6 billion of total debt outstanding, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.4%. We ended 2022 with a consolidated net leverage ratio of 5.0x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB (Standard & Poor’s)/Ba2 (Moody’s) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of December 31, 2022.

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes	$39	$39	$39	$944	$875	$582	$565	$7	$682				$3,772
Credit Agreement	34	48	53	662	15	1,398							2,210
Revolving Facility				279									279
Subsidiary Senior Unsecured Notes					750								750
YUM Senior Unsecured Notes	325							800	1,050	$2,100	$325	$275	4,875
Total	$398	$87	$92	$1,885	$1,640	$1,980	$565	$807	$1,732	$2,100	$325	$275	$11,886
Interest payments on the outstanding long-term debt in the table above total approximately $3.6 billion, with approximately $500 million due within the next twelve months on the outstanding amounts on a nominal basis. The estimated interest payments related to the variable rate portion of our debt, net of our interest rate swaps, are based on current LIBOR interest rates.

See Note 11 for details on the Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

Operating and Finance Leases

Payments required under our operating and finance leases total $1,131 million, of which $126 million is payable within the next 12 months. These amounts are on a nominal basis and include payments related to lease renewal options we are reasonably certain to exercise. These leases relate primarily to approximately 650 Company-owned restaurants and approximately 250 leased restaurants for which we sublease land, building or both to our franchisees. See Note 12.

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

In 2023, we expect that company store investments will exceed refranchising proceeds by $55 to $65 million, primarily driven by our strategy to accelerate growth of Habit Burger Grill company units and continued investments in Taco Bell company restaurants. This will result in net capital expenditures of approximately $275 million, reflecting up to $315 million of gross capital expenditures and $40 million of refranchising proceeds.

Purchase Obligations

Our purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancellable without penalty. Our purchase obligations relate primarily to marketing, information technology and supply agreements. We have purchase obligations of approximately $425 million at December 31, 2022, with approximately $225 million due within the next 12 months.

In addition to our contractual and other obligations, we seek to pay a competitive dividend and return excess cash to shareholders through share repurchases. As discussed in Note 20, we are also subject to claims and contingencies related to certain tax and legal matters that may require future cash outlays.

Dividends and Share Repurchases

In February 2023, our Board of Directors declared a dividend of $0.605 per share of Common Stock, a 6% increase from the quarterly dividend of $0.57 per share of Common Stock paid in 2022. This quarterly dividend will be distributed March 10, 2023 to shareholders of record at the close of business on February 22, 2023, and will total approximately $170 million.

In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. This authorization took effect during the fourth quarter of 2022 upon the exhaustion of a prior authorization approved in May 2021. As of December 31, 2022, we have remaining capacity to repurchase up to $1.75 billion of Common Stock under the September 2022 authorization. This authorization does not obligate the Company to acquire any specific number of shares.

Contingencies

As discussed in Note 20, as a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $780 million through December 31, 2022. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing on multiple grounds the proposed underpayment of tax and penalties. We are awaiting the IRS Examination Division’s Rebuttal to our Protest. When that Rebuttal is filed, we intend to pursue independent review by the IRS Office of Appeals.

Also, as discussed in Note 20, on January 29, 2020, we received an order from the Special Director of the Directorate of Enforcement (“DOE”) in India imposing a penalty on Yum! Restaurants India Private Limited (“YRIPL”) of approximately Indian Rupee 11 billion, or approximately $135 million, primarily relating to alleged violations of operating conditions imposed in 1993 and 1994. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing has been scheduled with the administrative tribunal on March 14, 2023. The stay order remains in effect, and the next hearing in the Delhi High Court is scheduled for May 16, 2023. We deny liability and intend to continue vigorously defending this matter.

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

In each of the years ended December 31, 2022 and 2021 our primary indicator of potential impairment for our restaurant assets was two consecutive years of operating losses. For the year ended December 31, 2020, as a result of the impacts of the COVID-19 pandemic this indicator was expanded to include restaurants that were open less than two years with cumulative operating losses for the last year or cumulative operating losses since the store open date if open less than one year.

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. Our most significant indefinite-lived intangible asset is our Habit Burger Grill brand asset with a book value of $96 million at December 31, 2022. As of our fourth quarter 2022 annual impairment testing date, the fair values of all of our indefinite-lived intangible assets were in excess of their respective carrying values and no impairment was recorded.

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

The fair values of all our reporting units with goodwill balances were in excess of their respective carrying values as of our fourth quarter 2022 goodwill testing date. As it relates to our Habit Burger Grill reporting unit, which includes a goodwill balance of $66 million as of the end of 2022, the assumptions that are most impactful to our fair value estimate include future average unit volumes (“AUVs”) and restaurant unit counts. As of the beginning of the fourth quarter of 2022, the date of our annual impairment assessment, Habit’s forecasted results for these key assumptions have improved from those relied upon in our March 31, 2020 interim impairment test (see Note 5), including actual unit closures following the onset of the COVID-19 pandemic being lower and AUVs recovering to pre—COVID levels faster than assumed in that interim impairment test.

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

During 2022, refranchising activity completed by the Company was limited and the write-off of goodwill associated with these transactions was approximately $5 million.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $755 million and a fair value of plan assets of $664 million at December 31, 2022.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 5.60% at December 31, 2022. The primary basis for this discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or Standard & Poor’s (“S&P”) with cash flows that mirror our expected benefit payment cash flows under the plans. We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody’s and S&P) and bonds with yields that were two standard deviations or more above the mean. In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year. Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year. The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate. We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $41 million at our measurement date. Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $46 million at our measurement date.

The net periodic benefit cost we will record in 2023 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date. We expect net periodic benefit income for our U.S. plans of $4 million in 2023 compared to $9 million of periodic benefit cost in 2022, which represents an improvement of $13 million year-over-year.  A 50 basis-point change in our discount rate assumption at our 2022 measurement date would impact our 2023 U.S. net periodic benefit cost by approximately $6 million. The impacts of changes in net periodic benefit costs are reflected primarily in Other pension (income) expense.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical and expected future returns for each asset category. Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2023 pension expense, at December 31, 2022, was 6.25%, net of administrative and investment fees paid from plan assets.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon. A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2023 U.S. net periodic benefit cost by approximately $8 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 6.25% will impact our unrecognized pre-tax actuarial net loss by approximately $8 million.

An increase in actuarial loss due to changes in plan assets, primarily due to 2022 asset returns, has contributed to an unrecognized pre-tax actuarial net loss of $70 million included in Accumulated other comprehensive income for these U.S. plans at December 31, 2022. We will recognize approximately $1 million of gain in net periodic benefit cost in 2023 versus $11 million of loss recognized in 2022.

Income Taxes

At December 31, 2022, we had valuation allowances of $458 million to reduce our $1,558 million of deferred tax assets to amounts that are more likely than not to be realized. The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal, state and foreign jurisdictions and net operating losses in certain foreign jurisdictions, the majority of which do not expire. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions, carryforward periods, restrictions on usage and prudent and feasible tax planning strategies. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies and refranchising plans. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At December 31, 2022, we had $128 million of unrecognized tax benefits, $82 million of which would impact the effective tax rate if recognized. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

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

Ransomware Attack

On January 18, 2023, the Company announced a ransomware attack that impacted certain Information Technology (“IT”) systems. Promptly upon the detection of the incident, the Company initiated response protocols and an investigation, engaged the services of industry-leading cybersecurity and forensics professionals and notified Federal law enforcement. This incident resulted in the closure of fewer than 300 restaurants in one market for one day, and certain of the Company’s IT systems and data were affected. In addition, although data was taken from our network, there is no evidence that customer databases were accessed.

We have incurred, and may continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. We remain subject to risks and uncertainties as a result of the incident, including as a result of the data that was taken from the Company’s network as noted above. While the Company’s response to this incident is ongoing, at this time we do not believe such impact of the incident will ultimately have a material adverse effect on our business, results of operations or financial condition.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S. Our outstanding total debt, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, of $11.6 billion includes 81% fixed-rate debt and 19% variable-rate debt. We have attempted to minimize the interest rate risk from variable-rate debt through the use of interest rate swaps that, as of December 31, 2022, result in a fixed interest rate on $1.5 billion of our variable-rate debt. As a result, approximately 94% of this $11.6 billion of outstanding debt at December 31, 2022, is effectively fixed-rate debt. See Note 11 for details on our outstanding debt and Note 13 for details related to interest rate swaps.

At December 31, 2022, a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period after consideration of the aforementioned interest rate swaps and excluding the Revolving Facility balance, in an increase of approximately $7 million in Interest expense, net within our Consolidated Statement of Income. These estimated amounts are based upon the current level of variable-rate debt that has not been swapped to fixed and assume no changes in the volume or composition of that debt and exclude any impact from interest income related to cash and cash equivalents.

The fair value of our cumulative fixed-rate debt of $8.5 billion as of December 31, 2022, would decrease approximately $455 million as a result of the same hypothetical 100 basis-point increase. At December 31, 2022, a hypothetical 100 basis-point decrease in short-term interest rates would decrease the asset associated with the fair value of our interest rate swaps by approximately $30 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the durations.

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

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.1 billion as of December 31, 2022. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 31, 2022, Operating Profit would have decreased approximately $150 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes, local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs at our Company-operated restaurants as a result of market risk associated with commodity prices.  Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  We manage our exposure to this risk primarily through pricing agreements with our vendors.

Equity Investment Risk

YUM holds approximately 53 million shares of Devyani International Limited (“Devyani”) common stock (See Note 5). As of December 31, 2022, the National Stock Exchange of India Limited composite closing sales price of Devyani was Indian Rupee 180.75. A hypothetical 10% decline in the price of these shares would result in a $12 million decrease in the fair value of this investment, which would be reflected as a charge in Investment (income) expense, net within our Consolidated Statements of Income. The effects of changes in market prices for equity securities are unpredictable, which could cause significant fluctuations in our quarterly and annual results.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum! Brands, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ deficit for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of unrecognized tax benefits

As discussed in Note 18 to the consolidated financial statements, the Company has recorded unrecognized tax benefits, excluding associated interest, of $128 million. Tax laws are complex and often subject to different interpretations by tax payers and the respective tax authorities. We identified the evaluation of the Company’s unrecognized tax benefits as a critical audit matter. Subjective and complex auditor judgment was required to evaluate tax law and regulations, court rulings and audit settlements in the related taxing jurisdictions to determine the population of significant uncertain tax positions identified by the Company arising from tax planning strategies. The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process for identification of uncertain tax positions. This included controls related to (1) identifying tax planning strategies that create significant uncertain tax positions, (2) evaluating interpretations of tax laws and court rulings, and (3) assessing which tax positions may not be sustained upon examination by a taxing authority. We involved tax professionals with specialized skills and knowledge who assisted in:

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

Louisville, Kentucky
February 24, 2023

Consolidated Statements of Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2022, 2021 and 2020
(in millions, except per share data)
	2022	2021	2020
Revenues
Company sales	$2,072	$2,106	$1,810
Franchise and property revenues	3,096	2,900	2,510
Franchise contributions for advertising and other services	1,674	1,578	1,332
Total revenues	6,842	6,584	5,652
Costs and Expenses, Net
Company restaurant expenses	1,745	1,725	1,506
General and administrative expenses	1,140	1,060	1,064
Franchise and property expenses	123	117	145
Franchise advertising and other services expense	1,667	1,576	1,314
Refranchising (gain) loss	(27)	(35)	(34)
Other (income) expense	7	2	154
Total costs and expenses, net	4,655	4,445	4,149

Operating Profit	2,187	2,139	1,503
Investment (income) expense, net	(11)	(86)	(74)
Other pension (income) expense	9	7	14
Interest expense, net	527	544	543
Income before income taxes	1,662	1,674	1,020
Income tax provision	337	99	116
Net Income	$1,325	$1,575	$904

Basic Earnings Per Common Share	$4.63	$5.30	$2.99

Diluted Earnings Per Common Share	$4.57	$5.21	$2.94

Dividends Declared Per Common Share	$2.28	$2.00	$1.88

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2022, 2021 and 2020
(in millions)

	2022	2021	2020

Net Income	$1,325	$1,575	$904
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	(84)	(24)	39
Reclassifications of adjustments and (gains) losses into Net Income	—	—	—
	(84)	(24)	39
Tax (expense) benefit	—	—	—
	(84)	(24)	39

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(115)	65	(8)
Reclassification of (gains) losses into Net Income	34	16	18
	(81)	81	10
Tax (expense) benefit	21	(19)	(2)
	(60)	62	8

Changes in derivative instruments
Unrealized gains (losses) arising during the year	115	34	(99)
Reclassification of (gains) losses into Net Income	18	28	6
	133	62	(93)
Tax (expense) benefit	(33)	(14)	23
	100	48	(70)

Other comprehensive income (loss), net of tax	(44)	86	(23)
Comprehensive Income	$1,281	$1,661	$881

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2022, 2021 and 2020
(in millions)
	2022	2021	2020
Cash Flows – Operating Activities
Net Income	$1,325	$1,575	$904
Depreciation and amortization	146	164	146
Impairment and closure expense	10	19	172
Refranchising (gain) loss	(27)	(35)	(34)
Investment (income) expense, net	(11)	(86)	(74)
Deferred income taxes	(55)	(200)	(65)
Share-based compensation expense	84	75	97
Changes in accounts and notes receivable	(84)	(46)	62
Changes in prepaid expenses and other current assets	1	(33)	8
Changes in accounts payable and other current liabilities	(39)	122	128
Changes in income taxes payable	17	(41)	(110)
Other, net	60	192	71
Net Cash Provided by Operating Activities	1,427	1,706	1,305
Cash Flows – Investing Activities
Capital spending	(279)	(230)	(160)
Acquisition of The Habit Restaurants, Inc., net of cash acquired	—	—	(408)
Proceeds from sale of investment in Grubhub, Inc. common stock	—	—	206
Proceeds from refranchising of restaurants	73	85	19
Other, net	4	(28)	8
Net Cash Used in Investing Activities	(202)	(173)	(335)
Cash Flows – Financing Activities
Proceeds from long-term debt	999	4,150	1,650
Repayments of long-term debt	(699)	(3,657)	(1,517)
Revolving credit facilities, three months or less, net	279	—	—
Short-term borrowings, by original maturity
More than three months – proceeds	—	—	95
More than three months – payments	—	—	(100)
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(1,200)	(1,591)	(239)
Dividends paid on Common Stock	(649)	(592)	(566)
Debt issuance costs	(11)	(37)	(20)
Other, net	(42)	(40)	(41)
Net Cash Used in Financing Activities	(1,323)	(1,767)	(738)
Effect of Exchange Rate on Cash and Cash Equivalents	(26)	(19)	24
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(124)	(253)	256
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – Beginning of Year	771	1,024	768
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – End of Year	$647	$771	$1,024

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Yum! Brands, Inc. and Subsidiaries
December 31, 2022 and 2021
(in millions)
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$367	$486
Accounts and notes receivable, net	648	596
Prepaid expenses and other current assets	594	450
Total Current Assets	1,609	1,532

Property, plant and equipment, net	1,171	1,207
Goodwill	638	657
Intangible assets, net	354	359
Other assets	1,324	1,487
Deferred income taxes	750	724
Total Assets	$5,846	$5,966

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,251	$1,334
Income taxes payable	16	13
Short-term borrowings	398	68
Total Current Liabilities	1,665	1,415

Long-term debt	11,453	11,178
Other liabilities and deferred credits	1,604	1,746
Total Liabilities	14,722	14,339

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 280 shares and 289 shares issued in 2022 and 2021, respectively	—	—
Accumulated deficit	(8,507)	(8,048)
Accumulated other comprehensive loss	(369)	(325)
Total Shareholders’ Deficit	(8,876)	(8,373)
Total Liabilities and Shareholders’ Deficit	$5,846	$5,966

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Deficit
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2022, 2021 and 2020
(in millions)
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount
Balance at December 31, 2019	300	$—	$(7,628)	$(388)	$(8,016)

Net Income			904		904
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				39	39
Pension and post-retirement benefit plans (net of tax impact of $2 million)				8	8
Net loss on derivative instruments (net of tax impact of $23 million)				(70)	(70)
Comprehensive Income					881
Dividends declared			(569)		(569)
Repurchase of shares of Common Stock	(2)	(71)	(179)		(250)
Employee share-based award exercises	2	(41)			(41)
Share-based compensation events		112			112
Adoption of accounting standards			(8)		(8)
Balance at December 31, 2020	300	$—	$(7,480)	$(411)	$(7,891)

Net Income			1,575		1,575
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(24)	(24)
Pension and post-retirement benefit plans (net of tax impact of $19 million)				62	62
Net gain on derivative instruments (net of tax impact of $14 million)				48	48
Comprehensive Income					1,661
Dividends declared			(594)		(594)
Repurchase of shares of Common Stock	(13)	(31)	(1,549)		(1,580)
Employee share-based award exercises	2	(50)			(50)
Share-based compensation events		81			81
Balance at December 31, 2021	289	$—	$(8,048)	$(325)	$(8,373)

Net Income			1,325		1,325
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(84)	(84)
Pension and post-retirement benefit plans (net of tax impact of $21 million)				(60)	(60)
Net gain on derivative instruments (net of tax impact of $33 million)				100	100
Comprehensive Income					1,281
Dividends declared			(653)		(653)
Repurchase of shares of Common Stock	(10)	(69)	(1,131)		(1,200)
Employee share-based award exercises	1	(31)			(31)
Share-based compensation events		100			100
Balance at December 31, 2022	280	$—	$(8,507)	$(369)	$(8,876)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 55,000 restaurants in more than 155 countries and territories primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2022, 98% of our restaurants were owned and operated by franchisees.

Through our widely-recognized Concepts, we develop, operate or franchise a system of both traditional and non-traditional restaurants. The terms “franchise” or “franchisee” within these Consolidated Financial Statements are meant to describe third parties that operate units under either franchise or license agreements. Our traditional restaurants feature dine-in, carryout and, in some instances, drive-thru service. Non-traditional units include express units which have a more limited menu and operate in non-traditional locations like malls, airports, gasoline service stations, train stations, subways, convenience stores, stadiums, amusement parks and colleges, where a full-scale traditional outlet would not be practical or efficient. We also operate or franchise multibrand units, where two or more of our Concepts are operated in a single unit.

As of December 31, 2022, YUM consisted of four operating segments:

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

Our most significant variable interests are in certain entities that operate restaurants under our Concepts’ franchise arrangements.  We do not typically provide significant financial support such as loans or guarantees to our franchisees.  Thus, our most significant variable interests in franchisees result from real estate lease arrangements to which we are a party.  At the end of 2022, YUM has future lease payments due from certain franchisees, on a nominal basis, of approximately $900 million, and we are secondarily liable on certain other lease agreements that have been assigned to certain franchisees. See the Lease Guarantees section in Note 20. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

We do not have a significant equity interest in any of our franchisee businesses except for a minority interest in an entity, Devyani International Limited (“Devyani”), that owns our KFC India and Pizza Hut India master franchisee rights. This minority interest does not give us the ability to significantly influence this entity. We account for our investment in Devyani as an equity security. As the fair value of this equity security is readily determinable we record changes in fair value in Investment (income) expense, net.

We participate in various advertising cooperatives with our franchisees, typically within a country where we have both Company-owned restaurants and franchise restaurants, established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and our Concepts. Contributions to the advertising cooperatives are required for both Company-owned, if any, and franchise restaurants and are generally based on a percentage of restaurant sales.  We maintain certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. As a result of our voting rights, we consolidate certain of these cooperatives for which we are the primary beneficiary.

Fiscal Year.  YUM’s fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. The majority of our U.S. subsidiaries, including our Habit Burger Grill Division beginning in 2022, and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consists of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. Our remaining international subsidiaries operate on a monthly calendar similar to that on which YUM operates.

For fiscal year 2021 and prior, our Habit Burger Grill Division operated on a weekly periodic calendar where each quarter consisted of 13 weeks. The impact of this change in reporting calendar was not significant and accordingly, prior year amounts presented in these Consolidated Financial Statements have not been restated.

Our next fiscal year scheduled to include a 53rd week for our period calendar reporters is 2024.

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the U.S. are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at each period-end balance sheet date. As of December 31, 2022, net cumulative translation adjustment losses of $290 million are recorded in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheet.

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

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2022. These reclassifications had no effect on previously reported Net Income.

Revenue Recognition. Below is a discussion of how our revenues are earned, our accounting policies pertaining to revenue recognition under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”) and other required disclosures.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue transaction and collected from a customer are excluded from revenue.

Company Sales

Revenues from the sale of food items by Company-owned restaurants are recognized as Company sales when a customer purchases the food, which is when our obligation to perform is satisfied.

Franchise and Property Revenues

Franchise Revenues

Our most significant source of revenues arises from the operation of our Concepts’ stores by our franchisees. Franchise rights may be granted through a store-level franchise agreement or through a master franchise agreement that set out the terms of our arrangement with the franchisee. Our franchise agreements require that the franchisee remit continuing fees to us as a percentage of the applicable restaurant’s sales in exchange for the license of the intellectual property associated with our Concepts’ brands (the “franchise right”). Our franchise agreements also typically require certain, less significant, upfront franchise fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise right and fees paid in the event the franchise agreement is transferred to another franchisee.

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

Upfront franchise fees are typically billed and paid when a new franchise or sub-franchise agreement becomes effective or when an existing agreement is transferred to another franchisee or sub-franchisee. We have determined that the services we provide in exchange for upfront franchise fees, which primarily relate to pre-opening support, are highly interrelated with the franchise right and are not individually distinct from the ongoing services we provide to our franchisees. As a result, upfront franchise fees are recognized as revenue over the term of each respective franchise or sub-franchise agreement. Revenues for these upfront franchise fees are recognized on a straight-line basis, which is consistent with the franchisee’s or sub-franchisee’s right to use and benefit from the intellectual property.

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

Property Revenues

From time to time, we enter into rental agreements with franchisees for the lease or sublease of restaurant locations. These rental agreements typically originate from refranchising transactions and revenues related to the agreements are recognized as they are earned. Amounts owed under the rental agreements are typically billed and paid on a monthly basis. Related expenses are presented as Franchise and property expenses within our Consolidated Statements of Income and primarily include depreciation or, in the case of a sublease, rent expense.

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

Other Goods or Services

On a much more limited basis, we provide goods or services to certain franchisees that are individually distinct from the franchise right because they do not require integration with other goods or services we provide. Such arrangements typically relate to technology, supply chain and quality assurance services. The extent to which we provide such goods or services varies by brand, geographic region and, in some instances, franchisee. In instances where we rely on third parties to provide goods or services to franchisees at our direction, we have determined we act as a principal in these transactions and recognize related revenues as the goods or services are transferred to the franchisee.

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

Advertising Costs. To the extent we participate in advertising cooperatives, we, like our participating franchisees, are required to make contributions. Our contributions are based on a percentage of sales of our participating Company restaurants. These contributions as well as direct marketing costs we may incur outside of a cooperative related to Company restaurants are recorded within Company restaurant expenses. Advertising expense included in Company restaurant expenses totaled $78 million, $84 million and $68 million in 2022, 2021 and 2020, respectively.

To the extent we consolidate advertising cooperatives, we incur advertising expense as a result of our obligation to spend franchisee contributions to those cooperatives (see above for our accounting for these contributions). Such advertising expense is recorded in Franchise advertising and other services expense and totaled $1,298 million, $1,264 million and $1,079 million in 2022, 2021 and 2020, respectively. At the end of each fiscal year additional advertising costs are accrued to the extent advertising revenues exceed the related advertising expense to date, as we are obligated to expend such amounts on advertising.

From time to time, we may make the decision to incur discretionary advertising expenditures on behalf of franchised restaurants. Such amounts are recorded within Franchise and property expenses and totaled $8 million, $11 million and $10 million in 2022, 2021 and 2020, respectively.

To the extent the advertising cooperatives we are required to consolidate are unable to collect amounts due from franchisees they incur bad debt expense. In 2022, we recorded a $6 million net provision and in 2021 and 2020, we recorded $6 million and $7 million in net recoveries, respectively. To the extent our consolidated advertising cooperatives have a provision or recovery for bad debt expense, the cooperative’s advertising spend obligation is adjusted such that there is no net impact within our Financial Statements.

Share-Based Employee Compensation.  We recognize ongoing share-based payments to employees, including grants of employee stock options and stock appreciation rights (“SARs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant.  This compensation cost is recognized over the service period on a straight-line basis, net of an assumed forfeiture rate, for awards that actually vest.  Forfeiture rates are estimated at grant date based on historical experience and compensation cost is adjusted in subsequent periods for differences in actual forfeitures from the previous estimates. We present this compensation cost consistent with the other compensation costs for the employee recipient in G&A, Franchise advertising and other services expense or Company restaurant expenses. See Note 16 for further discussion of our share-based compensation plans.

Legal Costs. Settlement costs are accrued when they are deemed probable and reasonably estimable. Anticipated legal fees related to self-insured workers’ compensation, employment practices liability, general liability, automobile liability, product liability and property losses (collectively, “property and casualty losses”) are accrued when deemed probable and reasonably estimable. Legal fees not related to self-insured property and casualty losses are recognized as incurred. See Note 20 for further discussion of our legal proceedings.

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

When we decide to close a restaurant, it is reviewed for impairment, which includes an estimate of sublease income that could be reasonably obtained, if any, in relation to the right-of-use operating lease asset. Additionally, depreciable lives are adjusted based on the expected disposal date.  Other costs incurred when closing a restaurant such as costs of disposing of the assets as well as other facility-related expenses from previously closed stores are generally expensed as incurred.  Any costs recorded upon store closure as well as any changes in estimates of sublease income or subsequent adjustments to liabilities for remaining lease obligations as a result of lease termination are recorded in Other (income) expense.   To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is also recorded in Other (income) expense.

Management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, sublease income and refranchising proceeds.  Accordingly, actual results could vary significantly from our estimates.

Guarantees.  We recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.  Additionally, effective January 1, 2020, we adopted the Financial Accounting Standards Board’s Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (“Topic 326”) which required that we also recognize as a liability the expected credit losses over the life of such guarantees. As a result of the adoption of Topic 326, we recorded a cumulative adjustment to Accumulated deficit of $8 million to establish such expected credit loss liability for our outstanding guarantees.

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

Receivables. The Company’s receivables are primarily generated from ongoing business relationships with our franchisees as a result of franchise agreements, including contributions due to advertising cooperatives we consolidate.  These receivables from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net on our Consolidated Balance Sheet and are presented net of expected credit losses. Expected credit losses for uncollectible franchisee receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions we consider include pre-defined aging criteria as well as specified events that indicate we may not collect the balance due. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available data regarding default probability.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is dependent upon future economic events and other conditions that may be beyond our control.  Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

We recorded $5 million and $12 million of net bad debt expense in 2022 and 2020, respectively, and $8 million of net bad debt recoveries in 2021, within Franchise and property expenses related to continuing fees, initial fees and rent receivables from our franchisees.

Accounts and notes receivable as well as the Allowance for doubtful accounts, including balances attributable to our consolidated advertising cooperatives, as of December 31, 2022 and 2021, respectively, are as follows:

	2022	2021
Accounts and notes receivable	$685	$632
Allowance for doubtful accounts	(37)	(36)
Accounts and notes receivable, net	$648	$596

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time-to-time.  As these receivables primarily relate to our ongoing business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable, net while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $64 million (net of an allowance of less than $1 million) and $68 million (net of an allowance of less than $1 million) at December 31, 2022, and December 31, 2021, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

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

Leases and Leasehold Improvements.  We lease land, buildings or both for certain of our Company-operated restaurants and restaurant support centers worldwide. Rent expense for leased Company-operated restaurants is presented in our Consolidated Statements of Income within Company restaurant expenses and rent expense for restaurant support centers is presented within G&A. The length of our lease terms, which vary by country and often include renewal options, are an important factor in determining the appropriate accounting for leases including the initial classification of the lease as finance or operating as well as the timing of recognition of rent expense over the duration of the lease. We include renewal option periods in determining the term of our leases when failure to renew the lease would impose a penalty on the Company in such an amount that a renewal appears to be reasonably certain at the commencement of the lease. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements that might be impaired if we choose not to continue the use of the leased property. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.  We generally do not receive leasehold improvement incentives upon opening a store that is subject to a lease. We expense rent associated with leased land or buildings while a restaurant is being constructed whether rent is paid or we are subject to a rent holiday.  Our leasing activity for other assets, including equipment, is not significant.

Right-of-use assets and liabilities are recognized upon lease commencement for operating and finance leases based on the present value of lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Subsequent amortization of the right-of-use asset and accretion of the lease liability for an operating lease is recognized as a single lease cost, on a straight-line basis, over the lease term. For finance leases, the right-of-use asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. As most of our leases do not provide an implicit discount rate, we use our incremental secured borrowing rate based on the information available at commencement date, including the lease term and currency, in determining the present value of lease payments for both operating and finance leases. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet; we recognize rent expense for these leases on a straight-line basis over the lease term.

Right-of-use assets are assessed for impairment in accordance with our long-lived asset impairment policy, which is performed annually for restaurant-level assets or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We reassess lease classification and remeasure right-of-use assets and lease liabilities when a lease is modified and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment. The difference between operating lease single lease cost recognized in our Consolidated Statements of Income and cash payments for operating leases is recognized within Other, net within Net Cash Provided by Operating Activities in our Consolidated Statements of Cash Flows.

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

If we record goodwill upon acquisition of a restaurant(s) from a franchisee and such restaurant(s) is then sold within two years of acquisition, the goodwill associated with the acquired restaurant(s) is written off in its entirety.  If the restaurant is refranchised two years or more subsequent to its acquisition, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising and the portion of the reporting unit that will be retained.  The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transition.  The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements.  Appropriate adjustments are made if a franchise agreement includes terms that are determined to not be at prevailing market rates.  As such, the fair value of the reporting unit retained can include expected future cash flows from royalties from those restaurants currently being refranchised, royalties from existing franchise businesses and company restaurant operations.  As a result, the percentage of a reporting unit’s goodwill that will be written off in a refranchising transaction will be less than the percentage of the reporting unit’s Company-owned restaurants that are refranchised in that transaction and goodwill can be allocated to a reporting unit with only franchise restaurants.

We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, we amortize the intangible asset prospectively over its estimated remaining useful life. Intangible assets that are deemed to have a finite life are amortized on a straight-line basis to their residual value.

We evaluate our indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying value, then the asset’s fair value is compared to its carrying value. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is estimated by discounting the expected future after-tax cash flows associated with the intangible asset.

Our finite-lived intangible assets that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  An intangible asset that is deemed not recoverable on an undiscounted basis is written down to its estimated fair value, which is our estimate of the price a willing buyer would pay for the intangible asset based on discounted expected future after-tax cash flows.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2022 and December 31, 2021, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time-to-time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, or other deductions to Common Stock such as shares cancelled upon employee share-based award exercises, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases or other deductions to Common Stock as an addition to Accumulated deficit.  Due to the large number of share repurchases of our stock over the past several years, our Common Stock balance is frequently zero at the end of any period.  Accordingly, $1,131 million, $1,549 million and $179 million in share repurchases in 2022, 2021 and 2020, respectively, were recorded as an addition to Accumulated deficit. See Note 17 for additional information on our share repurchases.

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

The net periodic benefit costs associated with the Company’s defined benefit pension and post-retirement medical plans are determined using assumptions regarding the projected benefit obligation and, for funded plans, the market-related value of plan assets as of the beginning of each year, or remeasurement period if applicable. We record the service cost component of net periodic benefit costs in G&A. Non-service cost components are recorded in Other pension (income) expense. We have elected to use a market-related value of plan assets to calculate the expected return on assets, net of administrative and investment fees paid from plan assets, in net periodic benefit costs. For each individual plan we amortize into pension expense the net amounts in AOCI, as adjusted for the difference between the fair value and market-related value of plan assets, to the extent that such amounts exceed 10% of the greater of a plan’s projected benefit obligation or market-related value of assets, over the remaining service period of active participants in the plan or, for plans with no active participants, over the expected average life expectancy of the inactive participants in the plan. The market-related value of plan assets is the fair value of plan assets as of the beginning of each year adjusted for variances between actual returns and expected returns. We attribute such variances to the market-related value of plan assets evenly over five years.

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

Recent Accounting Pronouncements. In March 2020, the Financial Accounting Standards Board issued guidance related to reference rate reform. This guidance was updated in December 2022. The guidance provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2024. We adopted this guidance during fiscal year 2022. The adoption of the new guidance did not have a material impact to our Consolidated Financial Statements.

Note 3 - Divestitures and Acquisitions

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

In October 2022, we announced that we entered into a sale and purchase agreement to transfer ownership of our KFC Russia restaurants, operating system and master franchise rights, including the network of KFC Russia franchised restaurants, to Smart Service Ltd., a business operated by one of our existing KFC franchisees in Russia. Under the agreement, the buyer will be responsible for re-branding locations to a non-YUM concept and retaining the Company’s employees in Russia. Completion of the transaction is subject to regulatory and governmental approvals, as well as other conditions agreed to by the parties. Following the completion of the transaction, we will have ceased our corporate presence in Russia. Total KFC Russia assets held for sale of $185 million and total KFC Russia liabilities held for sale of $65 million are included in Prepaid expenses and other current assets and Accounts payable and other current liabilities, respectively, in our Consolidated Balance Sheet at December 31, 2022. At December 31, 2022, we determined the carrying value of the KFC Russia asset group was recoverable based on expected sale proceeds.

Our GAAP operating results presented herein reflect revenues from and expenses to support the Russian operations for Pizza Hut, prior to the date of transfer, and KFC, for the entirety of the year ended December 31, 2022, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such resulting net profits from the Division segment results in which they were earned to Unallocated Other income.

Dragontail Systems Acquisition

On September 7, 2021, we completed the acquisition of Dragontail Systems Limited (“Dragontail”). The Dragontail acquisition advances our digital capabilities and its AI-based integrated kitchen order management and delivery technologies are intended to strengthen store operations, enhance the customer experience and make it easier for team members to run a restaurant. Total cash consideration paid in connection with the acquisition was $66 million, net of cash acquired of $3 million. This net consideration was classified within Other, net cash flows from investing activities within our Consolidated Statements of Cash Flows.

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

The financial results of Dragontail have been included in our Consolidated Financial Statements since the date of the acquisition but did not significantly impact our results for the years ended December 31, 2022 and 2021. The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2020 would not have been significant. The direct transaction costs associated with the acquisition were also not material and were expensed as incurred.

Habit Burger Grill Acquisition

On March 18, 2020, we completed the acquisition of all of the issued and outstanding common shares of The Habit Restaurants, Inc. As of the date of acquisition, The Habit Restaurants, Inc. operated 245 company-owned and 31 franchised Habit Burger Grill restaurants across the U.S. and in China, offering a flavor-forward variety of made-to-order items chargrilled over an open flame. We expect Habit Burger Grill to benefit from the global scale and resources of YUM and that the acquisition will accelerate and diversify YUM’s growth.

Total cash consideration paid in connection with the acquisition was $408 million, net of acquired cash of $20 million. The acquisition was accounted for as a business combination using the acquisition method of accounting. Goodwill of $204 million was recorded as a result of the acquisition. See Note 5 for discussion of a subsequent Habit Burger Grill goodwill impairment. The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2019 would not have been significant.

Note 4 – Earnings Per Common Share (“EPS”)

	2022	2021	2020
Net Income	$1,325	$1,575	$904
Weighted-average common shares outstanding (for basic calculation)	286	297	302
Effect of dilutive share-based employee compensation	4	5	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	290	302	307

Basic EPS	$4.63	$5.30	$2.99

Diluted EPS	$4.57	$5.21	$2.94
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.9	1.1	4.8

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

During the years ended December 31, 2022, 2021 and 2020, we refranchised 22, 83 and 97 restaurants, respectively.  Additionally, during the years ended December 31, 2022, 2021 and 2020, we sold certain restaurant assets associated with existing franchise restaurants to the franchisee. We received $73 million, $85 million and $19 million in pre-tax cash refranchising proceeds in 2022, 2021 and 2020, respectively, as a result of the sales of these restaurants and restaurant assets. In 2020, we also received as refranchising proceeds minority interests in Devyani International Limited (“Devyani”), as discussed further below. At the time of the refranchisings, these minority interests had fair values estimated to be $31 million.

A summary of Refranchising (gain) loss is as follows:

	Refranchising (gain) loss
	2022	2021	2020
KFC Division	$(3)	$(1)	$(33)
Taco Bell Division	(13)	(29)	(2)
Pizza Hut Division	(1)	1	1
Habit Burger Grill Division	(10)	(6)	—
Worldwide	$(27)	$(35)	$(34)

Resource Optimization

During the year ended December 31, 2022, we recorded charges of $10 million to General and administrative expenses and $1 million to Other (income) expense related to a resource optimization program initiated in the third quarter of 2020. During the year ended December 31, 2021, we recorded charges of $7 million to General and administrative expenses and $2 million to Other (income) expense and we recorded a credit of $1 million to Other pension (income) expense related to this resource optimization program. During the year ended December 31, 2020, we recorded charges of $36 million to General and administrative expenses and $2 million to Other pension (income) expense related to this resource optimization program.

This program is part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. These critical areas include accelerating our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. The charges incurred as a result of this program have primarily resulted from severance associated with positions that have been eliminated or relocated and, in 2020, a voluntary retirement program offered to our U.S. based employees. Due to their scope and size, these costs were not allocated to any of our segment operating results for performance reporting purposes.

Investment in Devyani

In 2020, we received an approximate 5% minority interest in Devyani, an entity that owns our KFC India and Pizza Hut India master franchisee rights. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. At the time of the refranchisings, the fair value of this minority interest was estimated to be approximately $31 million. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of this investment became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net in our Consolidated Statements of Income and recognized pre-tax investment income of $11 million and $87 million, in the years ended December 31, 2022 and 2021, respectively (see Note 14).

Long-term Debt Redemptions

On February 23, 2022, the Company issued a notice of redemption for April 1, 2022, for $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due in 2025. The redemption amount was equal to 103.875% of the $600 million aggregate principal amount redeemed, reflecting a $23 million call premium, plus accrued and unpaid interest to the date of redemption. We recognized the call premium and the write-off of $5 million of unamortized debt issuance costs associated with the notes within Interest expense, net.

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

See Note 11 for further discussion of the YUM and Subsidiary Senior Unsecured Notes.

Income Tax Matters

On July 22, 2020, the United Kingdom (“UK”) Finance Act 2020 was enacted resulting in an increase in the UK corporate tax rate from 17% to 19%. As a result, in the year ended December 31, 2020, we remeasured the related deferred tax assets originally recorded as part of a 2019 intercompany restructuring of certain intellectual property (“IP”) rights into the UK. Those deferred tax assets originally arose as a result of a step-up in amortizable tax basis of those IP rights to current fair value under applicable UK law and we recognized a $25 million deferred tax benefit upon remeasurement.

On June 10, 2021, the UK Finance Act 2021 was enacted resulting in an increase in the UK corporate income tax rate from 19% to 25%. As a result, in the year ended December 31, 2021, we remeasured the related deferred tax assets originally recorded as described above and recognized an additional $64 million deferred tax benefit.

In July 2021, we concentrated management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland (the “KFC Europe Reorganization”). Concurrent with this change in management responsibility, we completed intra-entity transfers of certain KFC IP rights from subsidiaries in the UK to subsidiaries in Switzerland. With the transfers of these rights, we received a step-up in amortizable tax basis of those IP rights to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a net one-time deferred tax benefit of $152 million in the year ended December 31, 2021.

In December 2021, we continued our KFC Europe Reorganization and completed intra-entity transfers of additional European KFC IP rights from subsidiaries in the U.S. to subsidiaries in Switzerland. With the transfers of these additional IP rights, we received a step-up in amortizable tax basis to current fair value of those IP rights under applicable Swiss tax law. As a result of this transfer, we recorded a net one-time deferred tax benefit of $35 million in the year ended December 31, 2021.

The above referenced matters contributed to effective tax rates of 5.9% and 11.4% for the years ended December 31, 2021 and 2020, respectively. See Note 18.

Unlocking Opportunity Initiative

On June 24, 2020, the Yum! Brands, Inc. Board of Directors approved the establishment of the Company’s new global “Unlocking Opportunity Initiative” including a $100 million investment over the following five years to fight inequality by unlocking opportunities for employees, restaurant team members and communities. The Company contributed $50 million in the second quarter of 2020 to Yum! Brands Foundation, Inc. (a stand-alone, not-for-profit organization that is not consolidated in the Company’s results) as part of these efforts and investment. As a result of the size and specific nature of this contribution the associated General and administrative expense was not allocated to any of our segment operating results for performance reporting purposes.

Habit Burger Grill Impairment

During the first quarter of 2020, the operations of substantially all Habit Burger Grill restaurants were impacted by COVID-19. As a result, we performed an interim impairment test of the Habit Burger Grill reporting unit goodwill as of March 31, 2020. This test of impairment included comparing the estimated fair value of the Habit Burger Grill reporting unit to its carrying value, including goodwill, as originally determined through our preliminary purchase price allocation. The fair value estimate of the Habit Burger Grill reporting unit was based on the estimated price a willing buyer would pay for the reporting unit and was determined using an income approach through a discounted cash flow analysis using unobservable inputs (Level 3). The most impactful of these inputs included future average unit volumes of Habit Burger Grill restaurants as well as restaurant unit counts. The fair value was determined based upon a probability-weighted average of three scenarios, which included assumed recovery of Habit Burger Grill average unit volumes to a pre—COVID-19 level over periods ranging from the beginning of

2021 to the end of 2022. Factors impacting restaurant unit counts were near-term unit closures as the result of COVID-19 as well as the pace of expected new unit development. Unit counts assumed were correlated with the expected recoveries in average unit volumes. Based upon this fair value estimate, we determined that the carrying value of our Habit Burger Grill reporting unit exceeded its fair value. As a result, during 2020 we recorded a goodwill impairment charge of $144 million to Other (income) expense and a corresponding income tax benefit of $33 million. As a result of its size and nature, this impairment charge was not allocated to any of our segment operating results for performance reporting purposes and was recorded to Unallocated Other expense.

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

Investment in Grubhub, Inc. (“Grubhub”)

In April of 2018 we purchased 2.8 million shares of Grubhub common stock for $200 million. In the quarter ended September 30, 2020, we sold our entire investment in Grubhub and received proceeds of $206 million. While we held our investment in Grubhub common stock we recognized changes in the fair value in our investment in our Consolidated Statements of Income. For the year ended December 31, 2020, we recognized pre-tax investment income of $69 million.

Note 6 – Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$67	$1,002	$21	$558	$1,648
Franchise revenues	202	745	280	6	1,233
Property revenues	14	44	5	1	64
Franchise contributions for advertising and other services	29	591	312	2	934

China
Franchise revenues	219	—	57	—	276

Other
Company sales	424	—	—	—	424
Franchise revenues	1,152	48	263	—	1,463
Property revenues	58	—	2	—	60
Franchise contributions for advertising and other services	669	7	64	—	740
	$2,834	$2,437	$1,004	$567	$6,842

	2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$65	$944	$21	$520	$1,550
Franchise revenues	198	661	279	4	1,142
Property revenues	14	44	5	—	63
Franchise contributions for advertising and other services	28	545	317	1	891

China
Franchise revenues	235	—	62	—	297

Other
Company sales	531	—	25	—	556
Franchise revenues	1,049	37	249	—	1,335
Property revenues	61	—	2	—	63
Franchise contributions for advertising and other services	612	7	68	—	687
	$2,793	$2,238	$1,028	$525	$6,584

	2020
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$60	$882	$21	$346	$1,309
Franchise revenues	184	593	272	1	1,050
Property revenues	16	44	5	—	65
Franchise contributions for advertising and other services	18	483	317	—	818

China
Franchise revenues	204	—	51	—	255

Other
Company sales	446	—	55	—	501
Franchise revenues	833	25	222	—	1,080
Property revenues	58	—	2	—	60
Franchise contributions for advertising and other services	453	4	57	—	514
	$2,272	$2,031	$1,002	$347	$5,652

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits on our Consolidated Balance Sheet. A summary of significant changes to the contract liability balance during 2022 and 2021 is presented below.

Deferred Franchise Fees
Balance at December 31, 2020	$415
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(74)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	87
Other(a)	(7)
Balance at December 31, 2021	$421
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(79)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	112
Deferred franchise fees related to KFC Russia reclassified to liabilities held for sale (see Note 3)	(15)
Other(a)	(5)
Balance at December 31, 2022	$434

(a)    Includes impact of foreign currency translation, as well as, in 2021, the recognition of deferred franchise fees into Refranchising (gain) loss upon the modification of existing franchise agreements when entering into master franchise agreements.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$71
1 - 2 years	66
2 - 3 years	58
3 - 4 years	52
4 - 5 years	45
Thereafter	142
Total	$434

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Note 7 – Supplemental Cash Flow Data

	2022	2021	2020
Cash Paid For:
Interest(a)	$507	$474	$480
Income taxes	371	308	328
Significant Non-Cash Investing and Financing Activities:
Non-cash refranchising proceeds(b)	—	—	31
Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:
Cash and cash equivalents as presented in Consolidated Balance Sheets	$367	$486	$730
Restricted cash included in Prepaid expenses and other current assets(c)	220	250	258
Restricted cash and restricted cash equivalents included in Other assets(d)	35	35	36
Cash and restricted cash related to KFC Russia included in assets held for sale (see Note 3)	25	—	—
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows	$647	$771	$1,024

(a)Amounts exclude payments of $23 million in 2022 and $28 million in both 2021 and 2020 classified as Interest expense in our Consolidated Statements of Income which are included in Repayments of long-term debt within financing activities in our Consolidated Statements of Cash Flows (see Note 11).

(b)In 2020 we received as refranchising consideration a minority interest in an entity (Devyani) that owns our KFC India and Pizza Hut India master franchisee rights (see Note 5).

(c)Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments (see Note 11).

(d)Primarily trust accounts related to our self-insurance program.

Note 8 – Other (Income) Expense

	2022	2021	2020
Foreign exchange net (gain) loss	$(9)	$8	$6
Impairment and closure expense(a)	8	16	172
Other	8	(22)	(24)
Other (income) expense	$7	$2	$154

(a)    The year ended December 31, 2020, includes a charge of $144 million related to the impairment of Habit Burger Grill goodwill (see Note 5).
Note 9 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2022	2021
Income tax receivable	$32	$50
Restricted cash	220	250
Assets held for sale(a)	190	12
Other prepaid expenses and current assets	152	138
Prepaid expenses and other current assets	$594	$450

Property, Plant and Equipment	2022	2021
Land	$376	$412
Buildings and improvements	1,364	1,403
Finance leases, primarily buildings	63	67
Machinery, equipment and other	651	595
Property, plant and equipment, gross	2,454	2,477
Accumulated depreciation and amortization	(1,283)	(1,270)
Property, plant and equipment, net	$1,171	$1,207

Depreciation and amortization expense related to PP&E was $128 million, $134 million and $132 million in 2022, 2021 and 2020, respectively.

Other Assets	2022	2021
Operating lease right-of-use assets	$742	$809
Franchise incentives	172	164
Investment in Devyani International Limited	116	118
Other	294	396
Other assets	$1,324	$1,487

Accounts Payable and Other Current Liabilities	2022	2021
Accounts payable	$243	$227
Accrued compensation and benefits	246	292
Accrued advertising	175	229
Operating lease liabilities	79	88
Accrued interest	83	78
Liabilities held for sale(a)	65	—
Other current liabilities	360	420
Accounts payable and other current liabilities	$1,251	$1,334

(a)    Assets and liabilities held for sale reflect the carrying value of restaurants we have offered for sale to franchisees, excess properties that we do not intend to use for restaurant operations in the future and, at December 31, 2022, the assets and liabilities of KFC Russia (see Note 3). KFC Russia assets held for sale accounted for $185 million, including property, plant and equipment of $59 million, of the $190 million, while KFC Russia liabilities held for sale accounted for all of the $65 million as of December 31, 2022.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	KFC	Taco Bell	Pizza Hut	Habit Burger Grill	Worldwide
Goodwill, net as of December 31, 2020(a)	$235	$98	$202	$62	$597
Acquisitions	—	—	—	10	10
Disposals and other, net(b)	(3)	—	(2)	(2)	(7)
Dragontail Systems acquisition (See Note 3)	—	—	57	—	57
Goodwill, net as of December 31, 2021(a)	$232	$98	$257	$70	$657
Disposals and other, net(b)	(7)	—	(8)	(4)	(19)
Goodwill, net as of December 31, 2022(a)	$225	$98	$249	$66	$638

(a)Goodwill, net includes $144 million of accumulated impairment losses related to our Habit Burger Grill segment and $17 million of accumulated impairment losses related to our Pizza Hut segment for each year presented.

(b)Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

Intangible assets, net for the years ended 2022 and 2021 are as follows:

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Capitalized software costs	$469	$(263)	$409	$(214)
Reacquired franchise rights	35	(29)	41	(33)
Franchise contract rights	91	(84)	100	(88)
Other	24	(16)	53	(36)
	$619	$(392)	$603	$(371)

Indefinite-lived intangible assets
KFC trademark	$31		$31
Habit Burger Grill brand asset	96		96
	$127		$127

Amortization expense for all finite-lived intangible assets was $68 million in 2022, $76 million in 2021 and $63 million in 2020.  Amortization expense for finite-lived intangible assets is expected to approximate $83 million in 2023, $63 million in 2024, $48 million in 2025, $18 million in 2026 and $8 million in 2027.

At December 31, 2022, KFC Russia finite-lived intangible assets of $23 million have been classified as held for sale and are included in Prepaid expenses and other current assets in our Consolidated Balance Sheet (see Note 3) and thus are not included in the table above.

Note 11 – Short-term Borrowings and Long-term Debt

	2022	2021
Short-term Borrowings
Current maturities of long-term debt	$405	$75
Less current portion of debt issuance costs and discounts	(7)	(7)
Short-term borrowings	$398	$68

Long-term Debt
Securitization Notes	$3,772	$3,811
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	279	—
Term Loan A Facility	736	750
Term Loan B Facility	1,474	1,489
YUM Senior Unsecured Notes	4,875	4,475
Finance lease obligations (See Note 12)	57	64
	$11,943	$11,339
Less long-term portion of debt issuance costs and discounts	(85)	(86)
Less current maturities of long-term debt	(405)	(75)
Long-term debt	$11,453	$11,178

Securitization Notes

Taco Bell Funding, LLC (the “Issuer”), a special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. (“TBC”) through a series of securitization transactions has issued fixed rate senior secured notes collectively referred to as the “Securitization Notes”. The following table summarizes Securitization Notes outstanding at December 31, 2022:

			Interest Rate
Issuance Date	Anticipated Repayment Date(a)	Outstanding Principal (in millions)	Stated	Effective(b)
May 2016	May 2026	$945	4.970%	5.14%
November 2018	November 2028	$600	4.940%	5.06%
August 2021	February 2027	$891	1.946%	2.11%
August 2021	February 2029	$594	2.294%	2.42%
August 2021	August 2031	$742	2.542%	2.64%

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

The Securitization Notes were issued in transactions pursuant to which certain of TBC’s domestic assets, consisting principally of franchise-related agreements and domestic intellectual property, were contributed to the Issuer and the Issuer’s special purpose, wholly-owned subsidiaries (the “Guarantors”, and collectively with the Issuer, the “Securitization Entities”) to secure the Securitization Notes. The Securitization Notes are secured by substantially all of the assets of the Securitization Entities, and include a lien on all existing and future U.S. Taco Bell franchise and license agreements and the royalties payable thereunder, existing and future U.S. Taco Bell intellectual property, certain transaction accounts and a pledge of the equity interests in asset owning Securitization Entities. The remaining U.S. Taco Bell assets that were excluded from the transfers to the Securitization Entities continue to be held by Taco Bell of America, LLC (“TBA”) and TBC. The Securitization Notes are not guaranteed by the remaining U.S. Taco Bell assets, the Company, or any other subsidiary of the Company.

Payments of interest and principal on the Securitization Notes are made from the continuing fees paid pursuant to the franchise and license agreements with all U.S. Taco Bell restaurants, including both company and franchise operated restaurants. Interest on and principal payments of the Securitization Notes are due on a quarterly basis. In general, no amortization of principal of the Securitization Notes is required prior to their anticipated repayment dates unless as of any quarterly measurement date the consolidated leverage ratio (the ratio of total debt to Net Cash Flow (as defined in the related indenture)) for the preceding four fiscal quarters of either the Company and its subsidiaries or the Issuer and its subsidiaries exceeds 5.0:1, in which case amortization payments of 1% per year of the outstanding principal as of the closing of the Securitization Notes are required. As of the most recent quarterly measurement date the consolidated leverage ratio for the Issuer and its subsidiaries exceeded 5.0:1 and, as a result, amortization payments are required.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Securitization Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the related indenture) of at least 1.1:1, gross domestic sales for U.S. Taco Bell restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Securitization Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of December 31, 2022, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the indenture, certain cash accounts have been established with the indenture trustee for the benefit of the note holders, and are restricted in their use. The indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of December 31, 2022, the Company had restricted cash of $85 million primarily related to required interest reserves included in Prepaid expenses and other current assets on the

Consolidated Balance Sheets. Once the required obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. The amount of weekly securitization cash flow collections that exceed the required weekly allocations is generally remitted to the Company. During the most recent quarter ended December 31, 2022, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

Term Loan Facilities, Revolving Facility and Subsidiary Senior Unsecured Notes

KFC Holding Co., Pizza Hut Holdings, LLC, and TBA, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the “Borrowers”) have entered into a credit agreement providing for senior secured credit facilities and a $1.25 billion revolving facility maturing March 15, 2026 (the “Revolving Facility”). The senior secured credit facilities, which include a Term Loan A Facility and a Term Loan B Facility, and the Revolving Facility are collectively referred to as the “Credit Agreement”. Additionally, the Borrowers through a series of transactions have issued Subsidiary Senior Unsecured Notes (collectively referred to as the “Subsidiary Senior Unsecured Notes”).

The following table summarizes borrowings outstanding under the Credit Agreement, excluding the Revolving Facility, as well as our Subsidiary Senior Unsecured Notes as of December 31, 2022. There were $279 million in outstanding borrowings under the Revolving Facility and $2 million of letters of credit outstanding as of December 31, 2022.

				Interest Rate
	Issuance Date	Maturity Date	Outstanding Principal (in millions)	Stated	Effective(b)
Term Loan A Facility	March 2021	March 2026	$736	(a)	5.46%
Term Loan B Facility	March 2021	March 2028	$1,474	(a)	4.99%
Subsidiary Senior Unsecured Notes	June 2017	June 2027	$750	4.75%	4.90%

(a)The interest rates applicable to the Term Loan A Facility as well as the Revolving Facility range from 0.75% to 1.50% plus LIBOR or from 0.00% to 0.50% plus the Base Rate (as defined in the Credit Agreement), at the Borrowers’ election, based upon the total leverage ratio (as defined in the Credit Agreement). As of December 31, 2022, the interest rate spreads on the LIBOR and Base Rate applicable to our Term Loan A Facility were 1.00% and 0.00%, respectively.

The interest rates applicable to the Term Loan B Facility are 1.75% plus LIBOR or 0.75% plus the Base Rate, at the Borrowers’ election.

(b)    Includes the effects of the amortization of any discount and debt issuance costs as well as the impact of the interest rate swaps on the Term Loan A and Term Loan B Facilities (see Note 13). The effective rates related to our Term Loan A and B Facilities are based on LIBOR-based interest rates at December 31, 2022.

The Term Loan A Facility is subject to quarterly amortization payments in an amount equal to 0.625% of the principal amount of the facility as of the issuance date of $750 million. These quarterly amortization payments increase to 1.25% of this principal amount beginning with the second quarter of 2024 with the balance payable at maturity on March 15, 2026.

The Term Loan B Facility is subject to quarterly amortization payments in an amount equal to 0.25% of the principal amount of the facility as of the issuance date of $1.5 billion, with the balance payable at maturity on March 15, 2028.

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

The Credit Agreement includes two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of December 31, 2022.

The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors (as defined in the Credit Agreement) and (iii) by each of the Borrower’s and the Specified Guarantors’ domestic subsidiaries that guarantees the Borrower’s obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of December 31, 2022.

YUM Senior Unsecured Notes

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes. The following table summarizes all YUM Senior Unsecured Notes issued that remain outstanding at December 31, 2022:

			Interest Rate
Issuance Date	Maturity Date	Principal Amount (in millions)	Stated	Effective(a)
October 2007	November 2037	$325	6.88%	7.45%
October 2013	November 2023	$325	3.88%	4.01%
October 2013	November 2043	$275	5.35%	5.42%
September 2019	January 2030	$800	4.75%	4.90%
September 2020	March 2031	$1,050	3.63%	3.77%
April 2021	January 2032	$1,100	4.63%	4.77%
April 2022	April 2032	$1,000	5.38%	5.53%

(a)Includes the effects of the amortization of any (1) premium or discount; (2) debt issuance costs; and (3) gain or loss upon settlement of related treasury locks and forward starting interest rate swaps utilized to hedge the interest rate risk prior to debt issuance.

On February 23, 2022, Yum! Brands, Inc. issued a notice of redemption for $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due April 1, 2025 (the “2025 Notes”). The 2025 Notes were redeemed on April 1, 2022, at an amount equal to 103.875% of the aggregate principal amount of the 2025 Notes, reflecting a $23 million call premium, plus accrued and unpaid interest to the date of redemption. We recognized the call premium and the write-off of $5 million of unamortized debt issuance costs associated with the 2025 Notes within Interest expense, net in the quarter ended June 30, 2022.

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

The annual maturities of all Short-term borrowings and Long-term debt as of December 31, 2022, excluding finance lease obligations of $57 million and debt issuance costs and discounts of $92 million are as follows:

Year ended:
2023	$398
2024	87
2025	92
2026	1,885
2027	1,640
Thereafter	7,784
Total	$11,886

Interest expense on Short-term borrowings and Long-term debt was $558 million, $551 million and $558 million in 2022, 2021 and 2020, respectively.

Note 12 – Lease Accounting

Components of Lease Cost

	2022	2021	2020
Operating lease cost	$133	$145	$137
Finance lease cost
Amortization of right-of-use assets	7	5	5
Interest on lease liabilities	3	4	3
Total finance lease cost	$10	$9	$8
Sublease income	$(55)	$(59)	$(60)

Supplemental Cash Flow Information

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$137	$140	$133
Operating cash flows from finance leases	3	4	3
Financing cash flows from finance leases	5	4	5
Right-of-use assets obtained in exchange for lease obligations
Operating leases(a)	93	119	296
Finance leases	10	5	4
Operating lease liabilities transferred through refranchising	(14)	(25)	(3)
Finance lease and other debt obligations transferred through refranchising	—	(2)	(1)

(a)    The year ended December 31, 2020, includes right-of-use assets acquired as part of the acquisition of Habit Burger Grill of $196 million.

Supplemental Balance Sheet Information

	2022	2021	Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$742	$809	Other assets
Finance lease right-of-use assets	33	37	Property, plant and equipment, net
Total right-of-use assets(a)	$775	$846

Liabilities
Current
Operating	$79	$88	Accounts payable and other current liabilities
Finance	8	7	Short-term borrowings
Non-current
Operating	731	793	Other liabilities and deferred credits
Finance	49	57	Long-term debt
Total lease liabilities(a)	$867	$945

Weighted-average Remaining Lease Term (in years)
Operating leases	10.8	10.9
Finance leases	11.6	12.1

Weighted-average Discount Rate
Operating leases	5.1%	4.9%
Finance leases	5.8%	5.8%

(a)    U.S. operating lease right-of-use assets and liabilities totaled $515 million and $575 million, respectively, as of December 31, 2022, and $516 million and $577 million, respectively, as of December 31, 2021. These amounts primarily related to Taco Bell U.S. and the Habit Burger Grill including leases related to Company-operated restaurants, leases related to franchise-operated restaurants we sublease and the Taco Bell and Habit Burger Grill restaurant support center.

At December 31, 2022, KFC Russia operating and finance lease right-of-use assets of $25 million and $3 million, respectively, have been classified as held for sale and are included in Prepaid expenses and other current assets in our Consolidated Balance Sheet (see Note 3). The associated KFC Russia operating and finance lease liabilities of $25 million and $3 million, respectively, have also been classified as held for sale and are included in Accounts payable and other current liabilities in our Consolidated Balance Sheet. Such amounts are not reflected in the Supplemental Balance Sheet Information above.

Maturity of Lease Payments and Receivables

Future minimum lease payments, including rental payments for lease renewal options we are reasonably certain to exercise, and amounts to be received as lessor or sublessor as of December 31, 2022, were as follows:

	Commitments		Lease Receivables
	Finance	Operating	Direct Financing	Operating
2023	$10	$116	$3	$79
2024	9	119	3	74
2025	7	109	3	71
2026	6	101	3	67
2027	6	92	2	61
Thereafter	32	524	19	479
Total lease payments/receipts	70	1,061	33	$831
Less imputed interest/unearned income	(13)	(251)	(13)
Total lease liabilities/receivables	$57	$810	$20

As of December 31, 2022, we have executed real estate leases that have not yet commenced with estimated future nominal lease payments of approximately $125 million, which are not included in the tables above. These leases are expected to commence in 2023, 2024 and 2025 with lease terms of up to 20 years.

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates, deferred compensation liabilities and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates associated with certain foreign currency denominated intercompany receivables and payables is currently not significant.

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. On May 14, 2018, we entered into forward-starting interest rate swaps to fix the interest rate on $1.5 billion of combined borrowings under our Term Loan A and Term Loan B Facilities from July 2021 through March 2025.  These interest rate swaps result in fixed rates of 4.06% and 4.81% on the swapped portion of the Term Loan A and Term Loan B Facilities, respectively.  These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt.  There were no other interest rate swaps outstanding as of December 31, 2022.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through December 31, 2022, the swaps were highly effective cash flow hedges.

Gains and losses on these interest rate swaps recognized in OCI and reclassifiied from AOCI into Net Income were as follows:

	Gains/(Losses) Recognized in OCI			(Gains)/Losses Reclassified from AOCI into Net Income
	2022	2021	2020	2022	2021	2020

Interest rate swaps	$115	$34	$(103)	$21	$29	$10
Income tax benefit/(expense)	(30)	(8)	25	(4)	(6)	(2)

As of December 31, 2022, the estimated net gain included in AOCI related to our interest rate swaps that will be reclassified into earnings in the next 12 months is $26 million, based on current LIBOR interest rates.

Total Return Swaps

Beginning in 2021, we have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our EID plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. We historically used investments in mutual funds to offset fluctuations for a portion of our EID liabilities and whose fair values were determined based on the closing market prices of the respective mutual funds. Upon entering into the total return swaps, we sold these investments in mutual funds and received cash proceeds of $44 million. These proceeds have been classified within Other, net cash flows from investing activities within our Consolidated Statements of Cash Flows. The fair value associated with the total return swaps as of both December 31, 2022 and 2021, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2022, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 – Fair Value Disclosures

As of December 31, 2022, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	2022		2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Securitization Notes(a)	$3,772	$3,273	$3,811	$3,872
Subsidiary Senior Unsecured Notes(b)	750	731	750	784
Term Loan A Facility(b)	736	729	750	748
Term Loan B Facility(b)	1,474	1,459	1,489	1,490
YUM Senior Unsecured Notes(b)	4,875	4,473	4,475	4,845

(a)    We estimated the fair value of the Securitization Notes using market quotes and calculations. The markets in which the Securitization Notes trade are not considered active markets.

(b)    We estimated the fair value of the YUM and Subsidiary Senior Unsecured Notes, Term Loan A Facility, and Term Loan B Facility using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The Company has interest rate swaps and investments, all of which are required to be measured at fair value on a recurring basis (see Note 13 for discussion regarding derivative instruments). The following table presents fair values for those assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.

			Fair Value
	Consolidated Balance Sheet	Level	2022	2021
Assets
Investments	Other assets	1	$118	$119
Investments	Other assets	3	5	5
Interest Rate Swaps	Prepaid expenses and other current assets	2	26	—
Interest Rate Swaps	Other assets	2	16	—

Liabilities
Interest Rate Swaps	Accounts Payable and other current liabilities	2	—	38
Interest Rate Swaps	Other liabilities and deferred credits	2	—	54

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Investments as of December 31, 2022 and 2021, primarily include our approximate 5% minority interest in Devyani with a fair value of $116 million and $118 million, respectively. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of these equity securities became readily determinable (see Note 5). Prior to the initial public offering the fair value of these equity securities was not readily determinable and we applied the measurement alternative in accordance with ASC Topic 321, Investments - Equity Securities.

Non-Recurring Fair Value Measurements

During the years ended December 31, 2022, 2021 and 2020, we recognized non-recurring fair value measurements of $9 million, $4 million and $12 million, respectively, related to restaurant-level impairment. Restaurant-level impairment charges are recorded in Other (income) expense and resulted primarily from our impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). These amounts exclude fair value measurements made for assets that were subsequently disposed of prior to those respective year end dates. The remaining net book value of restaurant assets measured at fair value during the years ended December 31, 2022 and 2021, was $20 million and $16 million, respectively. During the year ended December 31, 2020, we also recognized impairment charges related to our Habit Burger Grill reporting unit. See Note 5.

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

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time-to-time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2023. Our two significant U.S. plans, including the Plan and a supplemental plan, were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001, is not eligible to participate in those plans. Additionally, these two significant U.S. plans are currently closed to new hourly participants.

We do not anticipate any plan assets being returned to the Company during 2023 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$1,069	$1,133
Service cost	7	8
Interest cost	31	32
Plan amendments	—	1
Benefits paid	(29)	(33)
Settlement payments	(59)	(67)
Actuarial (gain) loss	(264)	(5)
Benefit obligation at end of year	$755	$1,069

A significant component of the overall decrease in the Company’s benefit obligation for the year ended December 31, 2022, was due to an actuarial gain, which was primarily due to an increase in the discount rate used to measure our benefit obligation from 3.00% at December 31, 2021 to 5.60% at December 31, 2022.

A significant component of the overall decrease in the Company’s benefit obligation for the year ended December 31, 2021, was due to settlement payments, which were primarily related to a resource optimization program initiated in the third quarter of 2020 (see Note 5).

	2022	2021
Change in plan assets:
Fair value of plan assets at beginning of year	$1,010	$1,014
Actual return on plan assets	(272)	88
Employer contributions	14	8
Benefits paid	(29)	(33)
Settlement payments	(59)	(67)
Fair value of plan assets at end of year	$664	$1,010
Funded status at end of year	$(91)	$(59)

Amounts recognized in the Consolidated Balance Sheet:
	2022	2021
Accrued benefit asset - non-current	$—	$43
Accrued benefit liability - current	(6)	(7)
Accrued benefit liability - non-current	(85)	(95)
	$(91)	$(59)

The accumulated benefit obligation was $740 million and $1,048 million at December 31, 2022 and 2021, respectively.

The table below provides information for those pension plan(s) with an accumulated benefit obligation in excess of plan assets. The pension plan(s) included also have a projected benefit obligation in excess of plan assets.
	2022	2021
Projected benefit obligation	$755	$102
Accumulated benefit obligation	740	98
Fair value of plan assets	644	—

Components of net periodic benefit cost:

	2022	2021	2020
Service cost	$7	$8	$8
Interest cost	31	32	35
Amortization of prior service cost(a)	6	6	5
Expected return on plan assets	(46)	(43)	(43)
Amortization of net loss	11	14	14
Net periodic benefit cost	$9	$17	$19
Additional (gain) loss recognized due to: Settlement charges(b)	$6	$—	$—
Special termination benefits	$—	$—	$2

(a)Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. These losses were recorded in Other pension (income) expense.

Pension gains (losses) in AOCI:
	2022	2021
Beginning of year	$(43)	$(111)
Net actuarial gain (loss)	(54)	49
Amortization of net loss	11	14
Amortization of prior service cost	6	6
Prior service cost	—	(1)
Settlement charges	6	—
End of year	$(74)	$(43)

Accumulated pre-tax losses recognized within AOCI:
	2022	2021
Actuarial net loss	$(70)	$(33)
Prior service cost	(4)	(10)
	$(74)	$(43)

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2022	2021
Discount rate	5.60%	3.00%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2022	2021	2020
Discount rate	3.00%	2.80%	3.50%
Long-term rate of return on plan assets	5.40%	5.25%	5.50%
Rate of compensation increase	3.00%	3.00%	3.00%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category and future growth expectations.

Plan Assets

The fair values of our pension plan assets at December 31, 2022 and 2021 by asset category and level within the fair value hierarchy are as follows:

	2022	2021
Level 1:
Cash	$1	$237
Cash Equivalents(a)	22	80
Fixed Income Securities - U.S. Corporate(b)	14	41
Level 2:
Fixed Income Securities - U.S. Corporate(c)	22	49
Fixed Income Securities - U.S. Government and Government Agencies(d)	118	175
Fixed Income Securities - Other(d)	19	30
Total assets in the fair value hierarchy	196	612
Investments measured at net asset value(e)
Fixed Income	146	—
Equity Securities	179	456
Real Assets	192	—
Total fair value of plan assets(f)	$713	$1,068

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

(f)2022 and 2021 exclude net unsettled trade payables of $49 million and $58 million, respectively.

Our primary objectives regarding the investment strategy for the Plan’s assets are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements. To achieve these objectives, we are using a combination of active and passive investment strategies. As of December 31, 2022, the Plan’s assets consist of the weighted-average target allocation summarized as follows:

Asset Category	Target Allocation
Fixed income	49%
Equity securities	32%
Real assets	19%

In addition to allocation differences between target percentages and actual plan assets at December 31, 2022, allocations to each asset class may vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions.

Fixed income securities at December 31, 2022, primarily consist of a diversified portfolio of long duration instruments that are intended to mitigate interest rate risk or reduce the interest rate duration mismatch between the assets and liabilities of the Plan. A smaller allocation (constituting 40% of the fixed income target allocation) is to diversified credit investments in a range of public and credit securities, including below investment grade rated bonds and loans, securitized credit and emerging market debt.

Equity securities at December 31, 2022, consist primarily of investments in publicly traded common stocks and other equity-type securities issued by companies throughout the world, including convertible securities, preferred stock, rights and warrants.

Real assets represent investments in real estate and infrastructure. These may take the form of debt or equity securities in public or private funds.

A mutual fund held as an investment by the Plan includes shares of Common Stock valued at $0.1 million and $0.2 million at December 31, 2022 and 2021, respectively, (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2023	$48
2024	49
2025	53
2026	57
2027	55
2028 - 2032	281

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

At the end of 2022 and 2021, the projected benefit obligations of these UK plans totaled $179 million and $351 million, respectively and plan assets totaled $209 million and $446 million, respectively. These plans were both in a net overfunded position at the end of 2022 and 2021. Total actuarial pre-tax losses related to the UK plans of $64 million and $5 million were recognized in AOCI at the end of 2022 and 2021, respectively. The total net periodic benefit income recorded was $2 million in 2022 and was less than $1 million in both 2021 and 2020.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our UK plans in 2023.

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

At the end of 2022 and 2021, the accumulated post-retirement benefit obligation was $30 million and $42 million, respectively.  Actuarial pre-tax gains of $16 million and $6 million were recognized in AOCI at the end of 2022 and 2021, respectively. The net periodic benefit cost recorded was $1 million in each of 2022, 2021 and 2020, the majority of which is interest cost on the accumulated post-retirement benefit obligation.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.

The benefits expected to be paid in each of the next five years are approximately $3 million and in aggregate for the five years thereafter are $12 million.

U.S. Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $13 million in 2022, $11 million in 2021 and $10 million in 2020.

Note 16 – Share-based and Deferred Compensation Plans

Overview

At year end 2022, we had one stock award plan in effect: the Yum! Brands, Inc. Long-Term Incentive Plan (the “LTIP”). Potential awards to employees and non-employee directors under the LTIP include stock options, incentive stock options, SARs, restricted stock, restricted stock units (“RSUs”), performance restricted stock units, performance share units (“PSUs”) and performance units.  We have issued only stock options, SARs, RSUs and PSUs under the LTIP. Under the LTIP, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant. While awards under the LTIP can have varying vesting provisions and exercise periods, outstanding awards under the LTIP vest in periods ranging from immediate to five years. Stock options and SARs generally expire ten years after grant. At year end 2022, approximately 23 million shares were available for future share-based compensation grants under the LTIP.

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

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2023.

In connection with the 2016 spin-off of our China business into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”), under the provisions of our LTIP, employee stock options, SARs, RSUs and PSUs outstanding at that time were adjusted to maintain the pre-spin intrinsic value of the awards. Depending on the tax laws of the country of employment, awards were modified using either the shareholder method or the employer method. Share-based compensation as recorded in Net Income is based on the amortization of the fair value for both YUM and Yum China awards held by YUM employees. The fair value of Yum China awards held by YUM employees became fully amortized in the year ended December 31, 2020. Share issuances for Yum China awards held by YUM employees will be satisfied by Yum China. Share issuances for YUM awards held by Yum China employees are being satisfied by YUM.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2022	2021	2020
Risk-free interest rate	1.7%	0.5%	1.0%
Expected term	6.6 years	6.3 years	5.8 years
Expected volatility	25.0%	27.0%	24.0%
Expected dividend yield	1.9%	1.9%	1.9%

Grants made to executives typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our executives exercised the awards on average after 6.6 years.

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

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	12,270		$79.96
Granted	1,333		122.01
Exercised	(2,041)		69.23
Forfeited or expired	(281)		107.97
Outstanding at the end of the year	11,281	(a)	86.18	6.74	$473
Exercisable at the end of the year	8,032		$77.46	5.88	$407

(a)Outstanding awards include 368 options and 10,913 SARs with weighted average exercise prices of $72.86 and $86.62, respectively. Outstanding awards represent YUM awards held by employees of both YUM and Yum China.

The weighted-average grant-date fair value of stock options and SARs granted during 2022, 2021 and 2020 was $26.65, $21.32 and $18.83, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2022, 2021 and 2020, was $105 million, $234 million and $170 million, respectively.

As of December 31, 2022, $34 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.6 years. The total fair value at grant date of awards held by YUM employees that vested during 2022, 2021 and 2020 (including Yum China awards that became fully vested in 2020) was $31 million, $35 million and $70 million, respectively.

RSUs and PSUs

As of December 31, 2022, there was $70 million of unrecognized compensation cost related to 1.5 million unvested RSUs and PSUs. The total fair value at grant date of awards that vested during 2022, 2021 and 2020 was $20 million, $20 million and $15 million, respectively.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2022	2021	2020
Options and SARs	$26	$29	$75
Restricted Stock Units	27	16	20
Performance Share Units	29	30	2
Total Share-based Compensation Expense	$82	$75	$97
Deferred Tax Benefit recognized	$16	$15	$18

Cash received from stock option exercises for 2022, 2021 and 2020 was $3 million, $11 million and $10 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2022, 2021 and 2020 totaled $38 million, $72 million and $58 million, respectively.

Note 17 – Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2022, 2021 and 2020.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)					Dollar Value of Shares Repurchased
Authorization Date	2022	2021		2020		2022	2021		2020
September 2022	1,967	—		—		$250	$—		$—
May 2021	8,116	8,235		—		950	1,050		—
November 2019	—	4,746		2,419		—	530		250
Total	10,083	12,981	(a)	2,419	(a)	$1,200	$1,580	(a)	$250	(a)

(a)    2021 amount excludes and 2020 amount includes the effect of $11 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2020, but settlement dates subsequent to December 31, 2020.

In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. The new authorization took effect during the fourth quarter of 2022 upon the exhaustion of a prior authorization approved in May 2021. As of December 31, 2022, we have remaining capacity to repurchase up to $1.75 billion of Common Stock under the September 2022 authorization.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits(a)	Derivative Instruments(b)	Total
Balance at December 31, 2020, net of tax	$(182)	$(96)	$(133)	$(411)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	(24)	50	25	51

(Gains) losses reclassified from AOCI, net of tax	—	12	23	35

	(24)	62	48	86

Balance at December 31, 2021, net of tax	$(206)	$(34)	$(85)	$(325)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	(84)	(88)	86	(86)

(Gains) losses reclassified from AOCI, net of tax	—	28	14	42

	(84)	(60)	100	(44)

Balance at December 31, 2022, net of tax	$(290)	$(94)	$15	$(369)

(a)    Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2022 include amortization of net losses of $22 million, amortization of prior service cost of $5 million, settlement charges of $7 million and related income tax benefit of $6 million. Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2021 include amortization of net losses of $12 million, amortization of prior service cost of $5 million and related income tax benefit of $4 million. See Note 15.

(b)    See Note 13 for details on amounts reclassified from AOCI.

Note 18 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2022	2021	2020
U.S.	$1,124	$1,062	$684
Foreign	538	612	336
	$1,662	$1,674	$1,020

The details of our income tax provision (benefit) are set forth below:

		2022	2021	2020
Current:	Federal	$139	$45	$37
	Foreign	200	214	121
	State	53	40	23
		$392	$299	$181

Deferred:	Federal	$(31)	$21	$(21)
	Foreign	(10)	(227)	(29)
	State	(14)	6	(15)
		$(55)	$(200)	$(65)
		$337	$99	$116

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax	1.9	1.8	1.0
Statutory rate differential attributable to foreign operations	(2.0)	(1.0)	(0.9)
Adjustments to reserves and prior years	1.6	1.1	(1.7)
Excess tax benefits from stock-based awards	(1.4)	(2.7)	(3.4)
Change in valuation allowances	(0.5)	(0.8)	(2.5)
Impact of Russia Exit	4.3	—	—
Intercompany restructuring and Valuations of Intellectual Property	(4.9)	(11.3)	(0.3)
Nondeductible interest	—	1.4	—
Impact of tax law changes	—	(3.8)	(2.5)
Other, net	0.3	0.2	0.7
Effective income tax rate	20.3%	5.9%	11.4%

Statutory rate differential attributable to foreign operations. This item includes local country taxes, withholding taxes, and shareholder-level taxes, net of U.S. foreign tax credits. In 2022, this item was favorably impacted by the ongoing effects of the KFC Europe Reorganization (as described below). In 2021, this item was favorably impacted by the ongoing effects of the KFC Europe Reorganization (as described below) partially offset by the unfavorable impact of recording deferred tax liabilities associated with unremitted foreign earnings.

Adjustments to reserves and prior years. This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. In 2022, this item was unfavorably impacted by $17 million of adjustments made to current and deferred tax accounts in various jurisdictions to align with balances supported by 2021 and prior tax filings. Additionally, in 2022 this item was unfavorably impacted by $9 million of reserves established associated with prior year filing positions in various jurisdictions. In 2021, this item was unfavorably impacted by a $22 million reserve established due to a challenge of a prior year filing position in a foreign jurisdiction. In 2020, this item was favorably impacted by $11 million of adjustments made to current and deferred tax accounts in various jurisdictions to align with balances supported by 2019 and prior tax filings. Additionally, in 2020 this item was favorably impacted by a $6 million tax benefit associated with a state settlement.

Change in valuation allowances. This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year. In 2022, this item was favorably impacted by $13 million of tax benefit associated with a valuation allowance release in a foreign jurisdiction resulting from a change in management’s judgement as to realizability of deferred tax assets in that jurisdiction. In 2021, this item was favorably impacted by $15 million of tax benefit associated with a valuation allowance release resulting from a change in management’s judgment as to the realizability of foreign tax credit carryforwards in the U.S. In 2020, this item was favorably impacted by $22 million of tax benefit associated with a valuation allowance release in a foreign jurisdiction resulting from a change in management’s judgement as to realizability of indefinite lived tax loss carryforwards in that jurisdiction.

Impact of Russia Exit. Our decision to exit the Russia market resulted in a reduction in the tax basis of KFC IP rights held in Switzerland due to the expected loss of the Russia royalty income associated with such rights going forward. As a result, we remeasured and reassessed the need for a valuation allowance on the associated deferred tax assets. In addition, we reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference will now reverse by way of sale. Primarily as a result of these items, we recorded a net tax expense of $72 million in 2022.

Intercompany Restructuring and Valuations of Intellectual Property.

In July 2021, we concentrated management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland (the “KFC Europe Reorganization”). Concurrent with this change in management responsibility, we completed intra-entity transfers of certain KFC IP rights from subsidiaries in the UK to subsidiaries in Switzerland. With the transfers of these rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a one-time net deferred tax benefit of $152 million in 2021.

In December 2021, we continued our KFC Europe Reorganization and completed intra-entity transfers of additional European KFC IP rights from subsidiaries in the U.S. to subsidiaries in Switzerland. With the transfers of these additional rights, we received a step-up in amortizable tax basis to current fair value under applicable Swiss tax law. As a result of this transfer, we recorded a net one-time tax benefit of $35 million in 2021.

In the quarter ended December 31, 2022, we performed an annual valuation under Swiss laws of these Swiss IP rights, incorporating current assumptions around the expected future cash flows attributable to the IP. This valuation supported an increase to tax basis of Swiss IP rights associated with parts of our business that will continue to use these IP rights due to expected royalty growth assumptions in those parts of the business that largely offset the loss of Russia royalty income described above. Based on the valuation as well as future forecasting of taxable income, we remeasured and reassessed the need for a valuation allowance on the deferred tax assets in Switzerland. As a result, we recorded a net tax benefit of $75 million in the quarter ended December 31, 2022.

Nondeductible Interest. As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) on December 22, 2017, deductibility of U.S. interest expense was limited to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization. Beginning in 2022, deductibility of U.S. interest expense is limited to 30% of U.S. Earnings Before Interest and Taxes. Although the disallowed interest can be carried forward indefinitely, in management’s judgment interest carried forward will not be realizable in the future. In 2021, the Company recorded $23 million of tax expense while in 2020 and 2022, the Company did not record any tax expense associated with disallowed U.S. interest expense.

Impact of Tax Law Changes.

UK Tax Rate Change – On June 10, 2021, the UK Finance Act 2021 was enacted resulting in an increase in the UK corporate tax rate from 19% to 25%. As such, the Company recognized a $64 million tax benefit in the quarter ended June 30, 2021, associated with remeasuring its deferred tax assets in the UK from 19% to 25%.

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

The details of 2022 and 2021 deferred tax assets (liabilities) are set forth below:

	2022	2021
Operating losses and interest deduction carryforwards	$183	$186
Capital losses	70	72
Tax credit carryforwards	206	194
Employee benefits	74	68
Share-based compensation	55	51
Lease-related liabilities	240	236
Accrued liabilities and other	40	52
Intangible assets	520	560
Property, plant and equipment	32	35
Deferred income	103	87
Capitalized Research & Development Costs	35	—
Gross deferred tax assets	1,558	1,541
Deferred tax asset valuation allowances	(458)	(462)
Net deferred tax assets	$1,100	$1,079
Property, plant and equipment	$(79)	$(85)
Operating lease right-of-use assets	(203)	(200)
Employee benefits	(7)	(24)
Derivative Instruments	(27)	(5)
Other	(35)	(49)
Gross deferred tax liabilities	$(351)	$(363)
Net deferred tax assets (liabilities)	$749	$716

The details of the 2022 and 2021 valuation allowance activity are set forth below:

	2022	2021
Beginning of Year	$(462)	$(789)
Increases	(22)	(31)
Decreases	21	355
Other Adjustments	5	3
End of Year	$(458)	$(462)

Reported in Consolidated Balance Sheets as:

	2022	2021
Deferred income taxes	$750	$724
Other liabilities and deferred credits	(1)	(8)
	$749	$716

As of December 31, 2022, we had approximately $4.3 billion of unremitted foreign retained earnings. The Tax Act imposed U.S. federal tax on all post-1986 foreign Earnings and Profits accumulated through December 31, 2017. Repatriation of earnings generated after December 31, 2017, will generally be eligible for the 100% dividends received deduction or considered a distribution of previously taxed income and, therefore, exempt from U.S. federal tax. Undistributed foreign earnings may still be subject to certain state and foreign income and withholding taxes upon repatriation. Subject to limited exceptions, we do not intend to indefinitely reinvest our unremitted earnings outside the U.S. Thus, we have provided taxes, including any U.S. federal and state income, foreign income, or foreign withholding taxes on the majority of our unremitted earnings. In jurisdictions where we do intend to indefinitely reinvest our unremitted earnings, we would be required to accrue and pay applicable income taxes (if any) and foreign withholding taxes if the funds were repatriated in taxable transactions. We believe any such taxes would be immaterial.

Details of tax loss, credit carryforwards, and expiration dates along with valuation allowances as of December 31, 2022, are as follows:

	Gross Amount	Deferred Tax Asset	Valuation Allowance	Expiration
Federal net operating losses	$9	$2	$—	2036-2037
Federal net operating losses - Indefinite	61	13	—	None
Foreign net operating losses	173	25	(4)	2023-2042
Foreign net operating losses - Indefinite	221	50	(32)	None
State net operating losses	1,315	56	(36)	2023-2041
Foreign capital loss carryforward - Indefinite	281	70	(70)	None
Foreign tax credits	200	200	(182)	2026-2032
State tax credits	6	6	(6)	2023
Federal interest deduction carryforward - Indefinite	30	6	—	None
State interest deduction carryforward - Indefinite	622	31	(30)	None
	$2,918	$459	$(360)

We recognize the benefit of positions taken or expected to be taken in tax returns in the Consolidated Financial Statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

At December 31, 2022, the Company had $128 million of gross unrecognized tax benefits, $82 million of which would impact the effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2022	2021
Beginning of Year	$116	$175
Additions on tax positions - current year	4	13
Additions for tax positions - prior years	8	41
Reductions for tax positions - prior years	—	(110)
Reductions for settlements	—	(3)
End of Year	$128	$116

The Company believes it is reasonably possible that its unrecognized tax benefits as of December 31, 2022, may decrease by approximately $1 million in the next 12 months due to settlements or statute of limitations expirations.

During 2022, 2021, and 2020 the Company recognized less than $1 million, $4 million, and $2 million of net expense, respectively, for interest and penalties in our Consolidated Statements of Income as components of its Income tax provision.

At both December 31, 2022, and 2021, the Company has recorded $3 million of net tax receivables, associated with interest and penalties.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous U.S. state and foreign jurisdictions.

The Company has settled audits with the IRS through fiscal year 2012 and is currently under IRS examination for 2013-2018. Our operations in certain foreign jurisdictions are currently under audit and remain subject to examination for tax years as far back as 1999. See Note 20 for discussion of an Internal Revenue Service Proposed Adjustment.

Note 19 – Reportable Operating Segments

See Note 1 for a description of our operating segments.

	Revenues
	2022	2021	2020
KFC Division(a)	$2,834	$2,793	$2,272
Taco Bell Division(a)	2,437	2,238	2,031
Pizza Hut Division(a)	1,004	1,028	1,002
Habit Burger Grill Division(a)	567	525	347
	$6,842	$6,584	$5,652

	Operating Profit
	2022	2021	2020
KFC Division	$1,198	$1,230	$922
Taco Bell Division	850	758	696
Pizza Hut Division	387	387	335
Habit Burger Grill Division	(24)	2	(22)
Corporate and unallocated G&A expenses(b)(c)(d)	(297)	(260)	(312)
Unallocated Franchise and property expenses(b)(c)	(6)	1	(4)
Unallocated Refranchising gain (loss)(b)	27	35	34
Unallocated Other income (expense)(b)(c)(e)	52	(14)	(146)
Operating Profit	2,187	2,139	1,503
Investment income (expense), net(b)	11	86	74
Other pension income (expense)(b)	(9)	(7)	(14)
Interest expense, net(b)	(527)	(544)	(543)
Income before income taxes	$1,662	$1,674	$1,020

	Depreciation and Amortization
	2022	2021	2020
KFC Division	$23	$28	$29
Taco Bell Division	48	53	56
Pizza Hut Division	19	32	24
Habit Burger Grill Division	29	28	25
Corporate	27	23	12
	$146	$164	$146

	Capital Spending
	2022	2021	2020
KFC Division	$71	$60	$59
Taco Bell Division	101	62	42
Pizza Hut Division	22	18	28
Habit Burger Grill Division	56	56	16
Corporate	29	34	15
	$279	$230	$160

	Identifiable Assets(g)
	2022	2021
KFC Division	$2,227	$2,313
Taco Bell Division	1,483	1,397
Pizza Hut Division	788	850
Habit Burger Grill Division	591	586
Corporate(f)	757	820
	$5,846	$5,966

	Long-Lived Assets(h)
	2022	2021
KFC Division	$893	$1,069
Taco Bell Division	950	904
Pizza Hut Division	400	423
Habit Burger Grill Division	534	516
Corporate	128	120
	$2,905	$3,032

(a)U.S. revenues included in the combined KFC, Taco Bell, Pizza Hut and Habit Burger Grill Divisions totaled $3.9 billion in 2022, $3.6 billion in 2021 and $3.2 billion in 2020.

(b)Amounts have not been allocated to any segment for performance reporting purposes.

(c)Our operating results reflect revenues from and expenses to support the Russian operations for Pizza Hut, prior to the date of transfer, and KFC, for the entirety of the year ended December 31, 2022 (see Note 3) within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we have reclassed such net operating profits from the Division segment results in which they were earned to Unallocated Other income (expense). As a result, we reclassed net operating profits of $44 million from KFC and Pizza Hut Division Other income (expense) to Unallocated Other income (expense) during the year ended December 31, 2022. Also, included in Unallocated Other income (expense) were $13 million in foreign exchange gains attributable to fluctuations in the value of the Russian ruble.

Additionally, we recorded charges of $7 million to Corporate and unallocated G&A expenses and $6 million to Unallocated Franchise and property expenses during the year ended December 31, 2022 for certain expenses related to the transfer of the businesses and other one-time costs related to our exit from Russia.

(d)Amounts in 2020 include charitable contributions to Yum! Brands Foundation, Inc. of $50 million and $25 million related to our Unlocking Opportunity Initiative and COVID-19 employee relief, respectively. Additionally, 2020 includes $36 million for charges associated with resource optimization (see Note 5).

(e)Unallocated Other income (expense) in 2020 includes a charge of $144 million related to the impairment of Habit Burger Grill goodwill (see Note 5).

(f)Primarily includes cash and deferred tax assets.

(g)U.S. identifiable assets included in the combined Corporate and KFC, Taco Bell, Pizza Hut, and Habit Burger Grill Divisions totaled $2.8 billion at both 2022 and 2021.

(h)Includes PP&E, net, goodwill, intangible assets, net and Operating lease right-of-use assets. Excludes KFC Russia long-lived assets of $108 million as of December 31, 2022 which are classified as held for sale and are included in Prepaid expenses and other current assets in our Consolidated Balance Sheet (see Note3).

Note 20 – Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $780 million through December 31, 2022. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing on multiple grounds the proposed underpayment of tax and penalties. We are awaiting the IRS Examination Division’s Rebuttal to our Protest. When that Rebuttal is filed, we intend to pursue independent review by the IRS Office of Appeals.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements. These leases have varying terms, the latest of which expires in 2065. As of December 31, 2022, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $375 million. The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2022, was approximately $300 million. Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees. Accordingly, the liability recorded for our expected exposure under such leases at both December 31, 2022 and 2021 was not material.

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

The following table summarizes the 2022 and 2021 activity related to our net self-insured property and casualty reserves as of December 31, 2022.

	Beginning Balance	Expense	Payments	Ending Balance
2022 Activity	$48	28	(26)	$50
2021 Activity	$50	23	(25)	$48

Due to the inherent volatility of actuarially determined property and casualty loss estimates, it is reasonably possible that we could experience changes in estimated losses which could be material.  We believe that we have recorded reserves for property and casualty losses at a level which has substantially mitigated the potential negative impact of adverse developments and/or volatility.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $135 million. Of this amount, $130 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing has been scheduled with the administrative tribunal on March 14, 2023. The stay order remains in effect, and the next hearing in the Delhi High Court is scheduled for May 16, 2023. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

Yum China License Fee Dispute

In December 2022, the Company resolved the previously disclosed dispute regarding license fees due on certain amounts of gross revenue under the terms of the Master License Agreement between the Company and Yum China.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2022.

However, on January 18, 2023, we announced a ransomware attack that impacted certain IT systems. See Part II, Item 7 included in this Annual Report on Form 10-K for additional information. As a result of the ransomware attack, we performed tests of manual compensating controls and validated existing controls continued to operate effectively.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Management Planning and Development Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG, LLP, Louisville, Kentucky, Auditor Firm ID: 185.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022.

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

Date:	February 24, 2023

YUM! BRANDS, INC.

By:	/s/ David W. Gibbs

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on February 24, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

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

2.1
Separation and Distribution Agreement, dated as of October 31, 2016, by and among YUM, Yum Restaurants Consulting (Shanghai) Company Limited and Yum China Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to YUM’s Report on Form 8-K filed on November 3, 2016.

3.1	Restated Articles of Incorporation of YUM, effective May 26, 2011, which is incorporated herein by reference from Exhibit 3.1 to YUM’s Report on Form 8-K filed on May 31, 2011.

3.2	Amended and restated Bylaws of YUM, effective November 12, 2021, which are incorporated herein by reference from Exhibit 3.2 to YUM’s Report on Form 8-K filed on November 17, 2021.

4.1
Indenture, dated as of May 1, 1998, between YUM and The Bank of New York Mellon Trust Company, N.A., successor in interest to The First National Bank of Chicago, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 13, 1998.

(i)
6.875% Senior Notes due November 15, 2037, issued under the forgoing May 1, 1998, indenture, which notes are incorporated by reference from Exhibit 4.3 (included in Exhibit 4.1) to YUM’s Report on Form 8-K filed on October 22, 2007.

(ii)
3.875% Senior Notes due November 1, 2023, issued under the forgoing May 1, 1998, indenture, which notes are incorporated by reference from Exhibit 4.2 (included in Exhibit 4.1) to YUM’s Report on Form 8-K filed October 31, 2013.

(iii)
5.350% Senior Notes due November 1, 2043, issued under the forgoing May 1, 1998, indenture, which notes are incorporated by reference from Exhibit 4.3 (included in Exhibit 4.1) to YUM’s Report on Form 8-K filed October 31, 2013.

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

4.2.2
Second Supplemental Indenture, dated as of April 1, 2021, by and between the Company and U.S. Bank National Association, as Trustee, relating to the 4.625% Notes due 2032, which is incorporated herein by reference from Exhibit 4.1. to YUM’s Report on Form 8-K filed April 1, 2021.

4.2.3
Third Supplemental Indenture, dated as of April 1, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee, relating to the 5.375% Notes due 2032, which is incorporated herein by reference from Exhibit 4.1. to YUM’s Report on Form 8-K filed April 1, 2022.

4.3
Description of Securities registered under Section 12 of the Securities Exchange Act of 1934 (Common Stock), which is incorporated herein by reference from Exhibit 4.2 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

10.1
Credit Agreement, dated as of June 16, 2016, by and among Pizza Hut Holdings, LLC, KFC Holding Co., and Taco Bell of America, LLC, as the borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Fifth Third Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, The Bank of Nova Scotia, Cooperatieve Rabobank U.A., New York Branch, and Industrial and Commercial Bank of China Limited, New York Branch, as Co-Documentation Agents and Co-Managers, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2016.

Exhibit Number	Description of Exhibits

10.1.1
Refinancing Amendment, dated as of March 21, 2017, to Credit Agreement dated as of June 16, 2016, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on March 23, 2017.

10.1.2
Refinancing Amendment No. 2, dated as of June 7, 2017, to Credit Agreement dated as of June 16, 2016, as amended, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on June 8, 2017.

10.1.3
Refinancing Amendment No. 3, dated as of April 3, 2018, to Credit Agreement dated as of June 16, 2016, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on April 9, 2018.

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

10.4.1†	YUM! Brands Executive Income Deferral Program, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended and Restated as of January 1, 2022, as attached herein.

10.5†
YUM! Brands Pension Equalization Plan, Plan Document for the Pre-409A Program, as effective January 1, 2005, and as Amended through December 31, 2010, which is incorporated by reference from Exhibit 10.7 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 19, 2011.

10.5.1†	The Yum! Brands, Inc. Pension Equalization Plan, Restated Plan Document for the 409A Program effective January 1, 2005, and as Amended and Restated as of January 1, 2022, as attached herein.

10.6†	Form of Directors’ Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.7†	Form of Yum! Brands, Inc. Change in Control Severance Agreement, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on March 21, 2013.

Exhibit Number	Description of Exhibits

10.8†	YUM! Long Term Incentive Plan, as Amended and Restated effective as of May 20, 2016, as incorporated by reference from Form DEF 14A filed on April 8, 2016.

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

10.11.1†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2015) (Stock Options), which is incorporated herein by reference from Exhibit 10.15.2 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.11.2†
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

10.13.1†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2015) (Stock Appreciation Rights), which is incorporated herein by reference from Exhibit 10.18.2 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.13.2†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global YUM! Stock Appreciation Rights Agreement (2019), which is incorporated herein by reference from Exhibit 10.13.3 to YUM’s Quarterly Report on Form 10-Q filed on May 8, 2019.

10.13.3†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2019), which is incorporated herein by reference from Exhibit 10.20 to YUM’s Quarterly Report on Form 10-Q filed on May 8, 2019.

10.13.4†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2022), as effective February 11, 2022, which is incorporated herein by reference from Exhibit 10.13.5 to YUM’s Quarterly Report on Form 10-Q filed on May 10, 2022.

10.13.5†	Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2023), as effective February 10, 2023, as attached herein.

10.14†
YUM! Brands Leadership Retirement Plan, as in effect January 1, 2005, which is incorporated herein by reference from Exhibit 10.32 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

10.14.1†
YUM! Brands Leadership Retirement Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended and Restated as of January 1, 2021, which is incorporated herein by reference from Exhibit 10.14.1 to YUM’s Annual Report on Form 10-K filed on February 23, 2022.

10.15†	YUM! Performance Share Plan, as amended and restated January 1, 2013, which is incorporated by reference from Exhibit 10.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2015.

10.16†
YUM! Brands Third Country National Retirement Plan, as effective January 1, 2009, which is incorporated by reference from Exhibit 10.25 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Exhibit Number	Description of Exhibits

10.16.1†
YUM! Brands Third Country National Retirement Plan Amendment, as effective January 1, 2021, which is incorporated herein by reference from Exhibit 10.16.1 to YUM’s Annual Report on Form 10-K filed on February 23, 2022.

10.17†
2010 YUM! Brands Supplemental Long Term Disability Coverage Summary, as effective January 1, 2010, which is incorporated by reference from Exhibit 10.26 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.18†
Yum! Brands, Inc. Compensation Recovery Policy, Amended and Restated January 1, 2015, which is incorporated herein by reference from Exhibit 10.28 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.19
Indenture, dated as of June 15, 2017, by and among KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on June 16, 2017.

10.20
Base Indenture, dated as of May 11, 2016, between Taco Bell Funding, LLC, as issuer and Citibank, N.A., as trustee and securities intermediary, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.20.1
Series 2016-1 Supplement to Base Indenture dated as of May 11, 2016, by and between Taco Bell Funding, LLC, as issuer and Citibank, N.A. as Trustee and Series 2016-1 securities intermediary, which is incorporated herein by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.20.2
Series 2018-1 Supplement to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and Series 2018-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on December 3, 2018.

10.20.3
Series 2021-1 Supplement to Amended and Restated Base Indenture, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A. as trustee and Series 2021-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on August 25, 2021.

10.20.4
Amendment No. 1 to Base Indenture, dated as of August 23, 2016, by and between the Issuer and Citibank, N.A. as Trustee and Series 2016-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.22.3 to YUM’s Annual Report on Form 10-K for fiscal year ended December 31, 2018.

10.20.5
Amendment No. 2 to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and the Series 2018-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on December 3, 2018.

10.20.6
Amended and Restated Base Indenture, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A. as trustee and the Series 2021-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on August 25, 2021.

10.21
Guarantee and Collateral Agreement, dated as of May 11, 2016, by Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC and Taco Bell Franchisor Holdings, LLC in favor of Citibank, N.A., which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.22
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

10.23
Indenture, dated as of September 11, 2019, by and between Yum and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on September 16, 2019.

Exhibit Number	Description of Exhibits

10.24
Master License Agreement, dated as of October 31, 2016, by and between Yum! Restaurants Asia Pte. Ltd. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on November 3, 2016.

10.24.1
Confirmatory License Agreement, dated as of January 1, 2020, by and between YRI China Franchising, LLC and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.26.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.24.2
Amendment No. 1 to Master License Agreement, dated as of April 15, 2022, by and between Yum! Restaurants Asia Pte. Ltd. And Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.26.1 to YUM’s Quarterly Report on Form 10-Q filed on May 10, 2022.

10.25
Tax Matters Agreement, dated as of October 31, 2016, by and among YUM, Yum China Holdings, Inc. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on November 3, 2016.

10.26
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