Form 10-Q
period 2023-03-31
YUM BRANDS INC
filed 2023-05-09
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of May 3, 2023, was 280,086,983 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/31/2023	3/31/2022
Company sales	$474	$470
Franchise and property revenues	770	714
Franchise contributions for advertising and other services	401	363
Total revenues	1,645	1,547
Costs and Expenses, Net
Company restaurant expenses	403	402
General and administrative expenses	282	253
Franchise and property expenses	36	32
Franchise advertising and other services expense	395	361
Refranchising (gain) loss	(4)	(4)
Other (income) expense	10	(6)
Total costs and expenses, net	1,122	1,038
Operating Profit	523	509
Investment (income) expense, net	24	(7)
Other pension (income) expense	(2)	—
Interest expense, net	130	118
Income Before Income Taxes	371	398
Income tax provision (benefit)	71	(1)
Net Income	$300	$399

Basic Earnings Per Common Share	$1.07	$1.38

Diluted Earnings Per Common Share	$1.05	$1.36

Dividends Declared Per Common Share	$0.605	$0.57

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2023	3/31/2022

Net Income	$300	$399
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	8	(23)
	8	(23)
Tax (expense) benefit	—	—
	8	(23)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—
Reclassification of (gains) losses into Net Income	—	5
	—	5
Tax (expense) benefit	(2)	(1)
	(2)	4
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(8)	57
Reclassification of (gains) losses into Net Income	(3)	12
	(11)	69
Tax (expense) benefit	3	(17)
	(8)	52

Other comprehensive income, net of tax	(2)	33
Comprehensive Income	$298	$432

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2023	3/31/2022
Cash Flows – Operating Activities
Net Income	$300	$399
Depreciation and amortization	29	37
Refranchising (gain) loss	(4)	(4)
Investment (income) expense, net	24	(7)
Deferred income taxes	(4)	(77)
Share-based compensation expense	25	26
Changes in accounts and notes receivable	23	29
Changes in prepaid expenses and other current assets	(7)	(13)
Changes in accounts payable and other current liabilities	(101)	(176)
Changes in income taxes payable	28	29
Other, net	36	10
Net Cash Provided by Operating Activities	349	253

Cash Flows – Investing Activities
Capital spending	(62)	(42)
Proceeds from refranchising of restaurants	5	24
Other, net	1	(11)
Net Cash Used In Investing Activities	(56)	(29)

Cash Flows – Financing Activities
Repayments of long-term debt	(20)	(15)
Revolving credit facility, three months or less, net	(85)	174
Repurchase shares of Common Stock	(50)	(343)
Dividends paid on Common Stock	(169)	(165)
Other, net	(10)	(28)
Net Cash Used in Financing Activities	(334)	(377)
Effect of Exchange Rates on Cash and Cash Equivalents	3	—
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(38)	(153)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	647	771
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$609	$618

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 3/31/2023	12/31/2022
ASSETS
Current Assets
Cash and cash equivalents	$349	$367
Accounts and notes receivable, net	622	648
Prepaid expenses and other current assets	575	594
Total Current Assets	1,546	1,609

Property, plant and equipment, net	1,162	1,171
Goodwill	639	638
Intangible assets, net	351	354
Other assets	1,299	1,324
Deferred income taxes	752	750
Total Assets	$5,749	$5,846

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,128	$1,251
Income taxes payable	29	16
Short-term borrowings	398	398
Total Current Liabilities	1,555	1,665

Long-term debt	11,349	11,453
Other liabilities and deferred credits	1,619	1,604
Total Liabilities	14,523	14,722

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 280 shares issued in 2023 and 2022	—	—
Accumulated deficit	(8,403)	(8,507)
Accumulated other comprehensive loss	(371)	(369)
Total Shareholders’ Deficit	(8,774)	(8,876)
Total Liabilities and Shareholders’ Deficit	$5,749	$5,846

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters ended March 31, 2023 and 2022
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2022	280	$—	$(8,507)	$(369)	$(8,876)
Net Income			300		300
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				8	8
Pension and post-retirement benefit plans (net of tax impact of $2 million)				(2)	(2)
Net loss on derivative instruments (net of tax impact of $3 million)				(8)	(8)
Comprehensive Income					298
Dividends declared			(170)		(170)
Repurchase of shares of Common Stock	—	(24)	(26)		(50)
Employee share-based award exercises	—	(10)			(10)
Share-based compensation events		34			34
Balance at March 31, 2023	280	$—	$(8,403)	$(371)	$(8,774)

Balance at December 31, 2021	289	$—	$(8,048)	$(325)	$(8,373)
Net Income			399		399
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(23)	(23)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				4	4
Net gain on derivative instruments (net of tax impact of $17 million)				52	52
Comprehensive Income					432
Dividends declared			(165)		(165)
Repurchase of shares of Common Stock	(3)	(22)	(385)		(407)
Employee share-based award exercises		(16)			(16)
Share-based compensation events		38			38
Balance at March 31, 2022	286	$—	$(8,199)	$(292)	$(8,491)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”).

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 55,000 restaurants in more than 155 countries and territories.  As of March 31, 2023, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of March 31, 2023, YUM consisted of four operating segments:

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2022 Form 10-K, the results of the interim periods presented. Our results of operations, comprehensive income, cash flows and changes in shareholders' deficit for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain other items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 31, 2023. These reclassifications had no effect on previously reported Net Income.

Russia Invasion of Ukraine

In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts. During the second quarter of 2022, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator.

In April 2023, we completed our exit from the Russian market by selling the KFC business in Russia to Smart Service Ltd., including all Russian company-owned KFC restaurants, operating system, and master franchise rights as well as the trademark for the Rostik’s brand. Under the sale and purchase agreement, the buyer has agreed to lead the process to rebrand KFC restaurants in Russia to Rostik's and to retain the Company's employees in Russia. The fair value of consideration received from the sale is expected to approximate the carrying value of our net assets in Russia of $166 million, which includes $51 million of cumulative foreign currency translation losses, as of the quarter ended March 31, 2023.

Our operating results presented herein continue to reflect revenues from and expenses to support the Russian operations for KFC for the entirety of the quarter ended March 31, 2023, and for both Pizza Hut and KFC for the entirety of the quarter ended March 31, 2022, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed the resulting net profits or losses from the Division segment results in which they were earned to Unallocated Other income (expense).

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2023	2022
Net Income	$300	$399

Weighted-average common shares outstanding (for basic calculation)	281	289
Effect of dilutive share-based employee compensation	4	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	285	294

Basic EPS	$1.07	$1.38

Diluted EPS	$1.05	$1.36
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.5	1.2

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 31, 2023 and 2022 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2023	2022		2023	2022		2023
May 2021	—	3,359		—	407		—
September 2022	387	—		50	—		1,700
Total	387	3,359	(a)	$50	$407	(a)	$1,700

(a)    2022 amount includes the effect of $64 million in share repurchases (0.5 million shares) with trade dates on, or prior to, March 31, 2022, but cash settlement dates subsequent to March 31, 2022.

In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. As of March 31, 2023, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under the September 2022 authorization.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2022, net of tax	$(290)	$(94)	$15	$(369)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	8	(2)	(6)	—

(Gains) losses reclassified from AOCI, net of tax	—	—	(2)	(2)
	8	(2)	(8)	(2)
Balance at March 31, 2023, net of tax	$(282)	$(96)	$7	$(371)

Note 4 - Other (Income) Expense

	Quarter ended
	3/31/2023	3/31/2022
Foreign exchange net (gain) loss	$3	$(4)
Impairment and closure expense	1	—
Other	6	(2)
Other (income) expense	$10	$(6)

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

	3/31/2023	12/31/2022
Accounts and notes receivable, gross	$661	$685
Allowance for doubtful accounts	(39)	(37)
Accounts and notes receivable, net	$622	$648

Property, Plant and Equipment, net

	3/31/2023	12/31/2022
Property, plant and equipment, gross	$2,465	$2,454
Accumulated depreciation and amortization	(1,303)	(1,283)
Property, plant and equipment, net	$1,162	$1,171

Assets held-for-sale totaled $186 million and $190 million as of March 31, 2023 and December 31, 2022, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Liabilities held-for-sale totaled $66 million and $65 million as of March 31, 2023 and December 31, 2022, respectively, and are included in Accounts payable and other current liabilities in our Condensed Consolidated Balance Sheets. KFC Russia assets held-for-sale accounted for $177 million including property, plant and equipment of $58 million, of the $186 million, while KFC Russia liabilities held-for-sale accounted for $62 million of the $66 million as of March 31, 2023.

Other Assets	3/31/2023	12/31/2022
Operating lease right-of-use assets(a)	$753	$742
Franchise incentives	178	172
Investment in Devyani International Limited (See Note 12)	93	116
Other	275	294
Other assets	$1,299	$1,324

(a)    Non-current operating lease liabilities of $744 million and $731 million as of March 31, 2023 and December 31, 2022, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	3/31/2023	12/31/2022
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$349	$367
Restricted cash included in Prepaid expenses and other current assets(a)	206	220
Restricted cash and restricted cash equivalents included in Other assets(b)	34	35
Cash and restricted cash related to KFC Russia included in assets held-for-sale	20	25
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$609	$647

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 6 - Income Taxes

	Quarter ended
	2023	2022
Income tax (benefit) provision	$71	$(1)
Effective tax rate	19.1%	(0.2)%

In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations made foreign taxes paid to certain countries no longer creditable in the U.S., which was expected to result in additional foreign tax credit carryforward utilization prospectively. As a result, we reversed a valuation allowance associated with existing foreign tax credit carryforwards. This valuation allowance reversal resulted in a one-time discrete tax benefit of $82 million in the quarter ended March 31, 2022. The U.S. Treasury published clarifying guidance in November 2022 which resulted in foreign taxes originally determined to be non-creditable under the January 2022 regulations to now be treated as creditable taxes. As such, the valuation allowance on foreign tax credit carryforwards that was released in the quarter ended March 31, 2022, was re-established in the quarter ended December 31, 2022.

Note 7 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 3/31/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$16	$229	$5	$130	$380
Franchise revenues	46	178	70	1	295
Property revenues	3	10	1	1	15
Franchise contributions for advertising and other services	8	140	78	—	226

China
Franchise revenues	66	—	18	—	84

Other
Company sales	94	—	—	—	94
Franchise revenues	284	13	66	—	363
Property revenues	13	—	—	—	13
Franchise contributions for advertising and other services	157	2	16	—	175
	$687	$572	$254	$132	$1,645

	Quarter ended 3/31/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$15	$214	$5	$125	$359
Franchise revenues	45	157	64	1	267
Property revenues	3	11	1	—	15
Franchise contributions for advertising and other services	6	123	72	—	201

China
Franchise revenues	61	—	16	—	77

Other
Company sales	111	—	—	—	111
Franchise revenues	260	11	70	—	341
Property revenues	14	—	—	—	14
Franchise contributions for advertising and other services	145	1	16	—	162
	$660	$517	$244	$126	$1,547

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2023 is presented below.

Deferred Franchise Fees
Balance at December 31, 2022	$434
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(24)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	24
Balance at March 31, 2023	$434

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$71
1 - 2 years	64
2 - 3 years	58
3 - 4 years	52
4 - 5 years	45
Thereafter	144
Total	$434

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	2023	2022
KFC Division	$687	$660
Taco Bell Division	572	517
Pizza Hut Division	254	244
Habit Burger Grill Division	132	126
	$1,645	$1,547

	Quarter ended
Operating Profit	2023	2022
KFC Division	$305	$291
Taco Bell Division	204	185
Pizza Hut Division	104	102
Habit Burger Grill Division	(5)	(8)
Corporate and unallocated G&A expenses(a)	(84)	(71)
Unallocated Franchise and property expenses(a)	(1)	—
Unallocated Refranchising gain (loss)	4	4
Unallocated Other income (expense)(a)	(4)	6
Operating Profit	$523	$509
Investment income (expense), net(b)	(24)	7
Other pension income (expense)	2	—
Interest expense, net	(130)	(118)
Income before income taxes	$371	$398

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Our operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC for the entire quarter ended March 31, 2023, as well as for both Pizza Hut and KFC for the quarter ended March 31, 2022 (see Note 1), within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net profits and losses from the Division segment results in which they were earned to Unallocated Other income (expense). As a result, we reclassed net operating losses of $1 million and net operating profit of $2 million from KFC Division Other income (expense) to Unallocated Other income (expense) during the quarters ended March 31, 2023 and 2022, respectively. Also, included in Unallocated Other income (expense) for the quarter ended March 31, 2022, were $5 million in foreign exchange gains attributable to fluctuations in the value of the Russian Ruble. Additionally, we recorded charges of $1 million to Corporate and unallocated G&A expenses and $1 million to Unallocated Franchise and property expenses during the quarter ended March 31, 2023 for certain expenses related to the transfer of the business and other costs related to our exit from Russia.

(b)Includes changes in the value of our investment in Devyani International Limited (see Note 12).

Note 9 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees. The most significant of these plans, the YUM Retirement Plan (the “Plan”), is funded. We fund our other U.S. plans as benefits are paid. Our two significant U.S. plans, including the Plan and a supplemental plan, were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001, is not eligible to participate in those plans. Additionally, these two plans in the U.S. are currently closed to new hourly participants.

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended
	2023	2022
Service cost	$1	$2
Interest cost	10	8
Expected return on plan assets	(12)	(12)
Amortization of net loss	—	3
Amortization of prior service cost	—	1
Net periodic benefit cost	$(1)	$2

Note 10 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	3/31/2023	12/31/2022
Current maturities of long-term debt	$405	$405
Less current portion of debt issuance costs and discounts	(7)	(7)
Short-term borrowings	$398	$398

Long-term Debt
Securitization Notes	$3,763	$3,772
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	194	279
Term Loan A Facility	731	736
Term Loan B Facility	1,470	1,474
YUM Senior Unsecured Notes	4,875	4,875
Finance lease obligations	53	57
	$11,836	$11,943
Less long-term portion of debt issuance costs and discounts	(82)	(85)
Less current maturities of long-term debt	(405)	(405)
Long-term debt	$11,349	$11,453

Details of our Short-term borrowings and Long-term debt as of December 31, 2022 can be found within our 2022 Form 10-K.

Cash paid for interest during the quarters ended March 31, 2023 and March 31, 2022, was $117 million and $90 million, respectively.

Note 11 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates associated with certain foreign currency denominated intercompany receivables and payables is currently not significant.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both March 31, 2023 and December 31, 2022, we had interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. These interest rate swaps have been designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of March 31, 2023 or December 31, 2022.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through March 31, 2023, the swaps were highly effective cash flow hedges.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2023	2022	2023	2022

Interest rate swaps	$(7)	$59	$(5)	$11

Income tax benefit/(expense)	2	(14)	1	(3)

As of March 31, 2023, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $24 million, based on current LIBOR interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both March 31, 2023 and December 31, 2022, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2023, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 12 for the fair value of our derivative assets and liabilities.

Note 12 - Fair Value Disclosures

As of March 31, 2023, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	3/31/2023		12/31/2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,763	$3,346	$3,772	$3,273
Subsidiary Senior Unsecured Notes(b)	750	741	750	731
Term Loan A Facility(b)	731	725	736	729
Term Loan B Facility(b)	1,470	1,468	1,474	1,459
YUM Senior Unsecured Notes(b)	4,875	4,644	4,875	4,473

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	3/31/2023	12/31/2022
Assets
Investments	Other assets	1	$95	$118
Investments	Other assets	3	5	5
Interest Rate Swaps	Prepaid expenses and other current assets	2	24	26
Interest Rate Swaps	Other assets	2	6	16

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Investments primarily include our approximate 5% minority interest in Devyani International Limited (“Devyani”), a franchise entity that operates KFC and Pizza Hut restaurants in India, with a fair value of $93 million and $116 million at March 31, 2023 and December 31, 2022, respectively. For the quarter ended March 31, 2023, we recognized pre-tax investment losses of $23 million, related to changes in fair value of our investment in Devyani.

Note 13 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $830 million through the first quarter of 2023. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing on multiple grounds the proposed underpayment of tax and penalties. We have received the IRS Examination Division’s Rebuttal to our Protest. We expect the case to be transmitted to the IRS Office of Appeals for independent review within the next several months.

The Company does not expect resolution of this matter within twelve months and cannot predict with certainty the timing of such resolution. The Company believes that it is more likely than not the Company’s tax position will be sustained; therefore, no reserve is recorded with respect to this matter.

An unfavorable resolution of this matter could have a material, adverse impact on our Condensed Consolidated Financial Statements in future periods.

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 31, 2023, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $350 million. The present value of these potential payments discounted at our pre-tax cost of debt at March 31, 2023, was approximately $300 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of March 31, 2023, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $135 million. Of this amount, $130 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal that had been scheduled for March has been rescheduled to August 3, 2023. The stay order remains in effect and the next hearing in the Delhi High Court is now scheduled for May 16, 2023. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following Management's Discussion and Analysis (“MD&A”), should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, (“2022 Form 10-K”). All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 55,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 55,000 restaurants, 98% are operated by franchisees.

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

As of the beginning of the second quarter of 2022, as a result of our progress towards exiting Russia and our decision to reclass future net profits attributable to Russia subsequent to the date of their invasion of Ukraine from the Division segments in which those profits were earned to Unallocated Other income (see Notes 1 and 8), we elected to remove all Russia units from our unit count as well as to begin excluding those units' associated sales from our system sales totals. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut unit counts, respectively. These units were treated similar to permanent store closures for purposes of our same-store sales calculations and thus they were removed from our same-store sales calculations beginning April 1, 2022.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. The Quarterly Financial Highlights table below reflects the impact of removing all Russian units from our unit count and their associated sales from our system sales totals as of the beginning of the second quarter of 2022.

Quarterly Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+11	+9	+2	+5	+12
Taco Bell Division	+12	+8	+6	+10	+11
Pizza Hut Division	+10	+7	+3	+2	+7
YUM	+11	+8	+3	+3	+11

Additionally:

•As of the beginning of the second quarter of 2022, we elected to remove 1,165 Russia units from our unit count and begin excluding their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our KFC and Pizza Hut units counts, respectively. As a result:
◦YUM and KFC Division system sales growth excluding foreign currency as shown above were negatively impacted by 2 and 4 percentage points, respectively.
◦YUM and KFC Division year-over-year unit growth as shown above were negatively impacted by 2 and 5 percentage points, respectively.

•Also, we elected to reclass future net profits attributable to Russia subsequent to the date of invasion from the Division segments in which those profits were earned to Unallocated Other income and reflected such profits as a Special Item as they are not indicative of our ongoing results. As a result of the decline in Core Operating Profits attributable to Russia:
◦YUM and KFC Division Core Operating Profit as shown above were negatively impacted by 1 and 2 percentage points, respectively, for the quarter ended March 31, 2023.

•Foreign currency translation unfavorably impacted Divisional Operating Profit by $27 million for the quarter ended March 31, 2023.

	First Quarter
	2023	2022	% Change
GAAP EPS	$1.05	$1.36	(23)
Special Items EPS	$(0.01)	$0.31	NM
EPS Excluding Special Items	$1.06	$1.05	Even

•In addition to the aforementioned factors impacting Operating Profit, our 2023 diluted EPS, excluding Special Items, was negatively impacted by $0.07 from mark to market adjustments from unrealized investment losses and $0.08 from foreign currency translation.

•Gross unit openings for the quarter were 746 units resulting in 323 net new units.

Worldwide

GAAP Results

	Quarter ended
	2023	2022	% B/(W)
Company sales	$474	$470	1
Franchise and property revenues	770	714	8
Franchise contributions for advertising and other services	401	363	10
Total revenues	1,645	1,547	6

Company restaurant expenses	403	402	—
G&A expenses	282	253	(11)
Franchise and property expenses	36	32	(12)
Franchise advertising and other services expense	395	361	(9)
Refranchising (gain) loss	(4)	(4)	17
Other (income) expense	10	(6)	NM
Total costs and expenses, net	1,122	1,038	(8)
Operating Profit	523	509	3

Investment (income) expense, net	24	(7)	NM
Other pension (income) expense	(2)	—	NM
Interest expense, net	130	118	(10)
Income before income taxes	371	398	(7)
Income tax provision (benefit)	71	(1)	NM
Net Income	$300	$399	(25)

Diluted EPS(a)	$1.05	$1.36	(23)
Effective tax rate	19.1%	(0.2)%	(19.3)	ppts.

(a)See Note 2 for the number of shares used in this calculation.

Performance Metrics

Unit Count	3/31/2023	3/31/2022	% Increase (Decrease)
Franchise	54,681	52,990	3
Company-owned	1,002	1,062	(6)
Total	55,683	54,052	3

	Quarter ended
	2023	2022
Same-store Sales Growth (Decline) %	8	3
System Sales Growth (Decline) %, reported	6	6
System Sales Growth (Decline) %, excluding FX	11	8

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended
	2023	2022

Consolidated
Company sales(a)	$474	$470
Franchise sales	14,541	13,676
System sales	15,015	14,146
Foreign Currency Impact on System sales(b)	(641)	N/A
System sales, excluding FX	$15,656	$14,146

KFC Division
Company sales(a)	$110	$126
Franchise sales	7,947	7,607
System sales	8,057	7,733
Foreign Currency Impact on System sales(b)	(504)	N/A
System sales, excluding FX	$8,561	$7,733

Taco Bell Division
Company sales(a)	$229	$214
Franchise sales	3,235	2,894
System sales	3,464	3,108
Foreign Currency Impact on System sales(b)	(10)	N/A
System sales, excluding FX	$3,474	$3,108

Pizza Hut Division
Company sales(a)	$5	$5
Franchise sales	3,331	3,155
System sales	3,336	3,160
Foreign Currency Impact on System sales(b)	(127)	N/A
System sales, excluding FX	$3,463	$3,160

Habit Burger Grill Division
Company sales(a)	$130	$125
Franchise sales	28	20
System sales	158	145
Foreign Currency Impact on System sales(b)	—	N/A
System sales, excluding FX	$158	$145

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended
	2023	2022
Core Operating Profit Growth (Decline) %	11	(5)
Diluted EPS Growth (Decline) %, excluding Special Items	Even	(1)
Effective Tax Rate excluding Special Items	19.3%	20.4%

	Quarter ended
	2023	2022
Company restaurant profit	$71	$68
Company restaurant margin %	14.9%	14.5%

	Quarter ended
Detail of Special Items	2023	2022
Gain associated with market-wide refranchisings(a)	$3	$3
Operating profit impact from decision to exit Russia(b)	(3)	7
Other Special Items Expense	(3)	(1)
Special Items Income (Expense) - Operating Profit	(3)	9
Tax (Expense) Benefit on Special Items(c)	2	(2)
Tax Benefit - U.S. foreign tax credit regulations issued in January 2022(d)	—	82
Special Items Income (Expense), net of tax	$(1)	$89
Average diluted shares outstanding	285	294
Special Items diluted EPS	$(0.01)	$0.31

(a)Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During both the quarters ended March 31, 2023 and 2022, we recorded net refranchising gains of $3 million, respectively, that have been reflected as Special Items.

Additionally, we recorded net refranchising gains of $1 million, during both the quarters ended March 31, 2023 and 2022, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings and that we believe are indicative of our expected ongoing refranchising activity.

(b)In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts. During the second quarter of 2022, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator. In April 2023, we completed our exit from the Russian market by selling the KFC business in Russia to Smart Service Ltd., including all Russian company-owned KFC restaurants, operating system, and master franchise rights as well as the trademark for the Rostik’s brand. Under the sale and purchase agreement, the buyer has agreed to lead the process to rebrand KFC restaurants in Russia to Rostik's and retain the Company's employees in Russia.

Our GAAP operating results continue to reflect revenues from and expenses to support the Russian operations for KFC for the quarter ended March 31, 2023, as well as for both Pizza Hut and KFC for the quarter ended March 31, 2022, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we have reclassed such net operating profits or losses from the Division segment results in which they were earned to Unallocated Other income (expense). Additionally, we have incurred certain expenses related to the transfer of the businesses and other one-time costs related to our exit from Russia which we have recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. Also recorded in Unallocated Other income (expense) were foreign exchange impacts attributable to fluctuations in the value of the Russian ruble. The resulting net Operating Loss of $3 million and net Operating Profit of $7 million for the quarters ended March 31, 2023 and 2022, respectively, have been reflected as a Special Item as the amounts are not indicative of our ongoing results.

(c)    Tax (Expense) Benefit on Special Items was determined based upon the impact of the nature, as well as the jurisdiction of the respective individual components within Special Items.

(d)    In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations made foreign taxes paid to certain countries no longer creditable in the U.S., which was expected to result in additional foreign tax credit carryforward utilization prospectively. As a result, we reversed a valuation allowance associated with existing foreign tax credit carryforwards. This valuation allowance reversal resulted in a one-time tax benefit of $82 million in the quarter ended March 31, 2022 that was reflected as a Special Item. The U.S. Treasury published clarifying guidance in November 2022 which resulted in foreign taxes originally determined to be non-creditable under the January 2022 regulations to now be treated as creditable taxes. As such, the valuation allowance on foreign tax credit carryforwards that was released in the quarter ended March 31, 2022, was re-established in the quarter ended December 31, 2022.

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended
	2023	2022
Consolidated
GAAP Operating Profit	$523	$509
Special Items Income (Expense)	(3)	9
Foreign Currency Impact on Divisional Operating Profit(a)	(27)	N/A
Core Operating Profit	$553	$500

KFC Division
GAAP Operating Profit	$305	$291
Foreign Currency Impact on Divisional Operating Profit(a)	(21)	N/A
Core Operating Profit	$326	$291

Taco Bell Division
GAAP Operating Profit	$204	$185
Foreign Currency Impact on Divisional Operating Profit(a)	(1)	N/A
Core Operating Profit	$205	$185

Pizza Hut Division
GAAP Operating Profit	$104	$102
Foreign Currency Impact on Divisional Operating Profit(a)	(5)	N/A
Core Operating Profit	$109	$102

Habit Burger Grill Division
GAAP Operating Loss	$(5)	$(8)
Foreign Currency Impact on Divisional Operating Profit(a)	—	N/A
Core Operating Loss	$(5)	$(8)

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.05	$1.36
Special Items Diluted EPS	(0.01)	0.31
Diluted EPS excluding Special Items	$1.06	$1.05

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	19.1%	(0.2)%
Impact on Tax Rate as a result of Special Items	(0.2)%	(20.6)%
Effective Tax Rate excluding Special Items	19.3%	20.4%

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

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 3/31/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$305	$204	$104	$(5)	$(85)	$523
Less:
Franchise and property revenues	412	201	155	2	—	770
Franchise contributions for advertising and other services	165	142	94	—	—	401
Add:
General and administrative expenses	89	45	51	13	84	282
Franchise and property expenses	26	5	3	1	1	36
Franchise advertising and other services expense	164	138	93	—	—	395
Refranchising (gain) loss	—	—	—	—	(4)	(4)
Other (income) expense	7	1	(2)	—	4	10
Company restaurant profit	$14	$50	$—	$7	$—	$71
Company sales	$110	$229	$5	$130	$—	$474
Company restaurant margin %	12.0%	22.2%	3.9%	4.9%	N/A	14.9%

	Quarter ended 3/31/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$291	$185	$102	$(8)	$(61)	$509
Less:
Franchise and property revenues	383	179	151	1	—	714
Franchise contributions for advertising and other services	151	124	88	—	—	363
Add:
General and administrative expenses	84	36	50	12	71	253
Franchise and property expenses	24	6	2	—	—	32
Franchise advertising and other services expense	151	123	87	—	—	361
Refranchising (gain) loss	—	—	—	—	(4)	(4)
Other (income) expense	2	—	(2)	—	(6)	(6)
Company restaurant profit	$18	$47	$—	$3	$—	$68
Company sales	$126	$214	$5	$125	$—	$470
Company restaurant margin %	14.1%	21.9%	(0.7)%	3.0%	N/A	14.5%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2023 and/or 2022 and/or are reasonably likely to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

Russia Invasion of Ukraine

In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts. During the second quarter of 2022, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator. In April 2023, we completed our exit from the Russian market by selling the KFC business in Russia to Smart Service Ltd., including all Russian company-owned KFC restaurants, operating system, and master franchise rights as well as the trademark for the Rostik’s brand. Under the sale and purchase agreement, the buyer has agreed to lead the process to rebrand KFC restaurants in Russia to Rostik's and retain the Company's employees in Russia. With the completion of this transaction we have now ceased our corporate presence in Russia.

As of the beginning of the second quarter of 2022, we elected to remove all Russia units from our unit count and their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut units counts, respectively. This negatively impacted YUM and KFC Division year-over-year unit growth by 2 and 5 percentage points, respectively at March 31, 2023. This also negatively impacted our system sales growth excluding foreign currency for YUM and KFC Division by 2 and 4 percentage points, respectively, during the quarter ended March 31, 2023. Russia units were removed from our same-store sales calculations as of the beginning of the second quarter of 2022.

Our GAAP operating results continue to reflect revenues from and expenses to support the Russian operations for KFC for the quarter ended March 31, 2023, as well as for both Pizza Hut and KFC for the quarter ended March 31, 2022, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net operating profits or losses from the Division segment results in which they were earned to Unallocated Other income (expense) and reflected such net profits as a Special Item. Additionally, we have incurred certain expenses related to the transfer of the businesses and other costs related to our exit from Russia which we have recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. The resulting net Operating Loss of $3 million and net Operating Profit of $7 million for the quarters ended March 31, 2023 and 2022, respectively, have been reflected as a Special Item as the amounts are not indicative of our ongoing results.

Historically, our Russian business has constituted approximately 3% of our total operating profit and 2% of our total system sales. During the quarter ended March 31, 2023, our Core Operating Profits in Russia declined versus the first quarter of last year, negatively impacting YUM and KFC Division Core Operating Profit growth by 1 and 2 percentage points, respectively.

See Note 1 for a discussion regarding our net asset base in Russia.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Divisional Operating Profit by $27 million for the quarter ended March 31, 2023. This included a negative impact to our KFC Division Operating Profit of $21 million. For the second quarter of 2023, we currently expect changes in foreign currency to negatively impact Divisional Operating Profit by approximately $10 to $20 million.

Investment in Devyani

Changes in the fair value of our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, resulted in a pre-tax loss of $23 million and a pre-tax gain of $7 million in the quarters ended March 31, 2023 and 2022, respectively.

KFC Division

The KFC Division has 28,003 units, 86% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of March 31, 2023.

	Quarter ended
			% B/(W)
	2023	2022	Reported		Ex FX
System Sales	$8,057	$7,733	4		11
Same-Store Sales Growth (Decline) %	9	3	N/A		N/A

Company sales	$110	$126	(13)		(6)
Franchise and property revenues	412	383	8		14
Franchise contributions for advertising and other services	165	151	9		12
Total revenues	$687	$660	4		10

Company restaurant profit	$14	$18	(26)		(20)
Company restaurant margin %	12.0%	14.1%	(2.1)	ppts.	(2.0)	ppts.

G&A expenses	$89	$84	(6)		(8)
Franchise and property expenses	26	24	(11)		(19)
Franchise advertising and other services expense	164	151	(9)		(12)
Operating Profit	$305	$291	5		12

			% Increase (Decrease)
Unit Count	3/31/2023	3/31/2022
Franchise	27,785	27,081	3
Company-owned	218	291	(25)
Total	28,003	27,372	2

Company sales and Company restaurant margin %

The quarterly decrease in Company sales, excluding the impacts of foreign currency translation, was driven by the suspension of operations of our 70 company owned KFC restaurants in Russia during the quarter ended March 31, 2022, partially offset by Company same-store sales growth of 6%. As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

The quarterly decrease in Company restaurant margin percentage was driven by commodity inflation.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 9% and unit growth.

As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

G&A

The quarterly increase in G&A, excluding the impact of foreign currency translation, was driven by higher headcount and salaries and higher travel related costs.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by higher restaurant operating costs, higher G&A, and the negative impact of 2 percentage points on year-over-year operating profit growth as a result of lower profits in Russia.

Taco Bell Division

The Taco Bell Division has 8,276 units, 87% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of March 31, 2023.

	Quarter ended
			% B/(W)
	2023	2022	Reported		Ex FX

System Sales	$3,464	$3,108	11		12
Same-Store Sales Growth %	8	5	N/A		N/A

Company sales	$229	$214	7		7
Franchise and property revenues	201	179	12		12
Franchise contributions for advertising and other services	142	124	14		14
Total revenues	$572	$517	11		11

Company restaurant profit	$50	$47	9		9
Company restaurant margin %	22.2%	21.9%	0.3	ppts.	0.3	ppts.

G&A expenses	$45	$36	(25)		(25)
Franchise and property expenses	5	6	14		16
Franchise advertising and other services expense	138	123	(12)		(12)
Operating Profit	$204	$185	10		11

			% Increase (Decrease)
Unit Count	3/31/2023	3/31/2022
Franchise	7,806	7,367	6
Company-owned	470	464	1
Total	8,276	7,831	6

Company sales and Company restaurant margin %

The quarterly increase in Company sales was driven by company same-store sales growth of 7% and unit growth partially offset by refranchising.

The quarterly increase in Company restaurant margin percentage was driven by same-store sales growth partially offset by commodity inflation and higher labor costs.

Franchise and property revenues

The quarterly increases in Franchise and property revenues was driven by franchise same-store sales growth of 9% and unit growth.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher digital and technology expenses, higher headcount and salaries and higher travel related expenses.

Operating Profit

The quarterly increase in Operating Profit was driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs and higher G&A.

Pizza Hut Division

The Pizza Hut Division has 19,046 units, 66% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of March 31, 2023.

	Quarter ended
			% B/(W)
	2023	2022	Reported		Ex FX

System Sales	$3,336	$3,160	6		10
Same-Store Sales Growth (Decline) %	7	Even	N/A		N/A

Company sales	$5	$5	2		2
Franchise and property revenues	155	151	3		6
Franchise contributions for advertising and other services	94	88	7		8
Total revenues	$254	$244	4		7

Company restaurant profit	$—	$—	NM		NM
Company restaurant margin %	3.9%	(0.7)%	4.6	ppts.	4.6	ppts.

G&A expenses	$51	$50	(3)		(5)
Franchise and property expenses	3	2	(30)		(8)
Franchise advertising and other services expense	93	87	(7)		(8)
Operating Profit	$104	$102	2		7

			% Increase (Decrease)
Unit Count	3/31/2023	3/31/2022
Franchise	19,025	18,496	3
Company-owned	21	22	(5)
Total	19,046	18,518	3

Company sales

The quarterly increase in Company sales, excluding the impacts of foreign currency translation, was driven by company same-store sales growth of 6%.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 7% and unit growth, partially offset by lapping the prior year recognition of franchise fees related to unexercised development rights arising from a master franchise agreement.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and salaries and higher travel related expenses, partially offset by lower legal fees.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by lapping the upfront recognition of franchise fees related to unexercised development rights arising from a master franchise agreement.

Habit Burger Grill Division

The Habit Burger Grill Division has 358 units, the vast majority of which are in the U.S. The Company owned 85% of the Habit Burger Grill units in the U.S. as of March 31, 2023.

	Quarter ended
			% B/(W)
	2023	2022	Reported
System Sales	$158	$145	8
Same-Store Sales Growth %	—	3	N/A
Total revenues	$132	$126	4
Operating Profit (Loss)	$(5)	$(8)	35

Unit Count	3/31/2023	3/31/2022	% Increase (Decrease)
Franchise	65	46	41
Company-owned	293	285	3
Total	358	331	8

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2023	2022	% B/(W)
Corporate and unallocated G&A	$(84)	$(71)	(17)
Unallocated Franchise and property expenses (See Note 8)	(1)	—	NM
Unallocated Refranchising gain (loss)	4	4	17
Unallocated Other income (expense) (See Note 8)	(4)	6	NM
Investment income (expense), net (See Note 8)	(24)	7	NM
Other pension income (expense) (See Note 9)	2	—	NM
Interest expense, net	(130)	(118)	(10)
Income tax benefit (provision) (See Note 6)	(71)	1	NM
Effective tax rate (See Note 6)	19.1%	(0.2)%	(19.3)	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and Unallocated G&A expense was driven by costs associated with the previously disclosed ransomware attack.

Interest expense, net

The quarterly increase in Interest expense, net was primarily driven by a higher weighted average interest rate.

Consolidated Cash Flows

Net cash provided by operating activities was $349 million in 2023 versus $253 million in 2022. The increase was primarily driven by a decrease in incentive compensation payments, an increase in Operating profit before Special Items and timing of spending on advertising, partially offset by higher interest payments.

Net cash used in investing activities was $56 million in 2023 versus $29 million in 2022. The change was primarily driven by higher current year capital spending and lower refranchising proceeds.

Net cash used in financing activities was $334 million in 2023 versus $377 million in 2022. The change was primarily driven by lower current year share repurchases, partially offset by lower net borrowings.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past four years and we expect that to continue to be the case in 2023. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement which had $194 million outstanding as of March 31, 2023. We believe that our ongoing cash from operations, cash on hand, which was approximately $350 million at March 31, 2023, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2022 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of March 31, 2023, approximately 94%, including the impact of interest rate swaps, of our $11.6 billion of total debt outstanding, excluding the Revolving Facility balances, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%. We ended the quarter with a consolidated net leverage ratio of 4.9x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of March 31, 2023.

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes	$29	$39	$39	$944	$875	$582	$565	$7	$683				$3,763
Credit Agreement	25	48	53	662	15	1,398							2,201
Revolving Facility				194									194
Subsidiary Senior Unsecured Notes					750								750
YUM Senior Unsecured Notes	325							800	1,050	$2,100	$325	$275	4,875
Total	$379	$87	$92	$1,800	$1,640	$1,980	$565	$807	$1,733	$2,100	$325	$275	$11,783

See Note 10 for details on the Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

Ransomware Attack

On January 18, 2023, the Company announced a ransomware attack that impacted certain Information Technology (“IT”) systems. Promptly upon the detection of the incident, the Company initiated response protocols and an investigation, engaged the services of industry-leading cybersecurity and forensics professionals and consulted Federal law enforcement. This incident resulted in the closure of fewer than 300 restaurants in one market for one day, and certain of the Company’s IT systems and data were affected. In addition, although data was taken from our network, with our forensic investigation complete we have concluded that the affected data was limited to certain personal information of former and current employees, and there continues to be no evidence that customer databases were accessed.

We have incurred, and may continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. In addition, in April 2023, several separate putative class actions were filed in U.S. federal and state court by current and/or former employees alleging violations of privacy and other rights in connection with the ransomware incident. We do not believe the impact of the incident or the aforementioned matters will ultimately have a material adverse effect on our business, results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2023, to the disclosures made in Item 7A of the Company’s 2022 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2023.

Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) any risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2022, and (iv) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2022. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yum! Brands, Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and Subsidiaries (YUM) as of March 31, 2023, the related condensed consolidated statements of income, comprehensive income, cash flows and shareholders’ deficit for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2022, and the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 8, 2023

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2023, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
1/1/23-1/31/23	—	$—	—	$1,750

2/1/23-2/28/23	233	$130.17	233	$1,720

3/1/23-3/31/23	154	$127.60	154	$1,700
Total	387	$129.15	387	$1,700

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

YUM! BRANDS, INC.
(Registrant)

Date:	May 8, 2023	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)