Form 10-Q
period 2023-06-30
YUM BRANDS INC
filed 2023-08-07
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of August 2, 2023, was 280,211,281 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Company sales	$511	$499	$985	$969
Franchise and property revenues	785	737	1,555	1,451
Franchise contributions for advertising and other services	391	400	792	763
Total revenues	1,687	1,636	3,332	3,183
Costs and Expenses, Net
Company restaurant expenses	415	415	818	817
General and administrative expenses	291	254	573	507
Franchise and property expenses	32	29	68	61
Franchise advertising and other services expense	388	396	783	757
Refranchising (gain) loss	(17)	(8)	(21)	(12)
Other (income) expense	5	(4)	15	(10)
Total costs and expenses, net	1,114	1,082	2,236	2,120
Operating Profit	573	554	1,096	1,063
Investment (income) expense, net	(29)	15	(5)	8
Other pension (income) expense	(1)	1	(3)	1
Interest expense, net	125	148	255	266
Income Before Income Taxes	478	390	849	788
Income tax provision	60	166	131	165
Net Income	$418	$224	$718	$623

Basic Earnings Per Common Share	$1.49	$0.78	$2.55	$2.16

Diluted Earnings Per Common Share	$1.46	$0.77	$2.51	$2.13

Dividends Declared Per Common Share	$0.605	$0.57	$1.21	$1.14

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/30/2023	6/30/2022	6/30/2023	6/30/2022

Net Income	$418	$224	$718	$623
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	4	(21)	12	(44)
Reclassification of adjustments and (gains) losses into Net Income	60	—	60	—
	64	(21)	72	(44)
Tax (expense) benefit	—	—	—	—
	64	(21)	72	(44)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—	—	—
Reclassification of (gains) losses into Net Income	1	4	1	9
	1	4	1	9
Tax (expense) benefit	—	(1)	(2)	(2)
	1	3	(1)	7
Changes in derivative instruments
Unrealized gains (losses) arising during the period	26	15	18	72
Reclassification of (gains) losses into Net Income	(8)	6	(11)	18
	18	21	7	90
Tax (expense) benefit	(5)	(5)	(2)	(22)
	13	16	5	68

Other comprehensive income, net of tax	78	(2)	76	31
Comprehensive Income	$496	$222	$794	$654

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/30/2023	6/30/2022
Cash Flows – Operating Activities
Net Income	$718	$623
Depreciation and amortization	67	71
Refranchising (gain) loss	(21)	(12)
Investment (income) expense, net	(5)	8
Deferred income taxes	(73)	—
Share-based compensation expense	47	45
Changes in accounts and notes receivable	(21)	(4)
Changes in prepaid expenses and other current assets	(19)	(2)
Changes in accounts payable and other current liabilities	(107)	(213)
Changes in income taxes payable	19	(23)
Other, net	73	29
Net Cash Provided by Operating Activities	678	522

Cash Flows – Investing Activities
Capital spending	(122)	(97)
Proceeds from sale of KFC Russia	121	—
Proceeds from refranchising of restaurants	31	41
Other, net	(4)	(8)
Net Cash Provided by (Used In) Investing Activities	26	(64)

Cash Flows – Financing Activities
Proceeds from long-term debt	—	999
Repayments of long-term debt	(40)	(658)
Revolving credit facility, three months or less, net	(249)	—
Repurchase shares of Common Stock	(50)	(557)
Dividends paid on Common Stock	(339)	(327)
Debt issuance costs	—	(11)
Other, net	(20)	(32)
Net Cash Used in Financing Activities	(698)	(586)
Effect of Exchange Rates on Cash and Cash Equivalents	6	(15)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	12	(143)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	647	771
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$659	$628

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 6/30/2023	12/31/2022
ASSETS
Current Assets
Cash and cash equivalents	$437	$367
Accounts and notes receivable, net	656	648
Prepaid expenses and other current assets	422	594
Total Current Assets	1,515	1,609

Property, plant and equipment, net	1,162	1,171
Goodwill	641	638
Intangible assets, net	369	354
Other assets	1,340	1,324
Deferred income taxes	821	750
Total Assets	$5,848	$5,846

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,063	$1,251
Income taxes payable	50	16
Short-term borrowings	374	398
Total Current Liabilities	1,487	1,665

Long-term debt	11,194	11,453
Other liabilities and deferred credits	1,603	1,604
Total Liabilities	14,284	14,722

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 280 shares issued in 2023 and 2022	13	—
Accumulated deficit	(8,156)	(8,507)
Accumulated other comprehensive loss	(293)	(369)
Total Shareholders’ Deficit	(8,436)	(8,876)
Total Liabilities and Shareholders’ Deficit	$5,848	$5,846

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended June 30, 2023 and 2022
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at March 31, 2023	280	$—	$(8,403)	$(371)	$(8,774)
Net Income			418		418
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				4	4
Reclassification of translation adjustments into income				60	60
Pension and post-retirement benefit plans				1	1
Net gain on derivative instruments (net of tax impact of $5 million)				13	13
Comprehensive Income					496
Dividends declared			(171)		(171)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	—	(10)			(10)
Share-based compensation events		23			23
Balance at June 30, 2023	280	$13	$(8,156)	$(293)	$(8,436)

Balance at December 31, 2022	280	$—	$(8,507)	$(369)	$(8,876)
Net Income			718		718
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				12	12
Reclassification of translation adjustments into income				60	60
Pension and post-retirement benefit plans (net of tax impact of $2 million)				(1)	(1)
Net gain on derivative instruments (net of tax impact of $2 million)				5	5
Comprehensive Income					794
Dividends declared			(341)		(341)
Repurchase of shares of Common Stock	—	(24)	(26)		(50)
Employee share-based award exercises	—	(20)			(20)
Share-based compensation events		57			57
Balance at June 30, 2023	280	$13	$(8,156)	$(293)	$(8,436)

Balance at March 31, 2022	286	$—	$(8,199)	$(292)	$(8,491)
Net Income			224		224
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(21)	(21)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				3	3
Net gain on derivative instruments (net of tax impact of $5 million)				16	16
Comprehensive Income					222
Dividends declared			(164)		(164)
Repurchase of shares of Common Stock	(2)	(15)	(135)		(150)
Employee share-based award exercises	1	(5)			(5)
Share-based compensation events		20			20
Balance at June 30, 2022	285	$—	$(8,274)	$(294)	$(8,568)

Balance at December 31, 2021	289	$—	$(8,048)	$(325)	$(8,373)
Net Income			623		623
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(44)	(44)
Pension and post-retirement benefit plans (net of tax impact of $2 million)				7	7
Net gain on derivative instruments (net of tax impact of $22 million)				68	68
Comprehensive Income					654
Dividends declared			(329)		(329)
Repurchase of shares of Common Stock	(5)	(37)	(520)		(557)
Employee share-based award exercises	1	(21)			(21)
Share-based compensation events		58			58
Balance at June 30, 2022	285	$—	$(8,274)	$(294)	$(8,568)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 56,000 restaurants in more than 155 countries and territories.  As of June 30, 2023, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of June 30, 2023, YUM consisted of four operating segments:

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

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended June 30, 2023. These reclassifications had no effect on previously reported Net Income.

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

During the second quarter of 2022, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator. In April 2023, we completed our exit from the Russian market by selling the KFC business in Russia to Smart Service Ltd., including all Russian company owned KFC restaurants, operating system, and master franchise rights as well as the trademark for the Rostik’s brand. Under the sale and purchase agreement, the buyer has agreed to lead the process to rebrand KFC restaurants in Russia to Rostik's and to retain the Company's employees in Russia. We recorded a loss in the quarter of

$4 million to Other income (expense) as the write-off of our net investment in KFC Russia, including the related cumulative foreign currency translation losses of $60 million, exceeded the consideration received from the sale which primarily included cash proceeds of $121 million.

Our operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of sale or transfer, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed the resulting net profits or losses subsequent to that date from the Division segment results in which they were earned to Unallocated Other income (expense).

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2023	2022	2023	2022
Net Income	$418	$224	$718	$623

Weighted-average common shares outstanding (for basic calculation)	281	286	281	288
Effect of dilutive share-based employee compensation	5	4	5	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	286	290	286	292

Basic EPS	$1.49	$0.78	$2.55	$2.16

Diluted EPS	$1.46	$0.77	$2.51	$2.13
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.7	2.4	1.6	1.8

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years ended June 30, 2023 and 2022 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2023	2022	2023	2022	2023
May 2021	—	4,635	—	557	—
September 2022	387	—	50	—	1,700
Total	387	4,635	$50	$557	$1,700

In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. As of June 30, 2023, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under the September 2022 authorization.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at March 31, 2023, net of tax	$(282)	$(96)	$7	$(371)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	4	—	19	23

(Gains) losses reclassified from AOCI, net of tax	60	1	(6)	55
	64	1	13	78
Balance at June 30, 2023, net of tax	$(218)	$(95)	$20	$(293)

Balance at December 31, 2022, net of tax	$(290)	$(94)	$15	$(369)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	12	(2)	13	23

(Gains) losses reclassified from AOCI, net of tax	60	1	(8)	53
	72	(1)	5	76
Balance at June 30, 2023, net of tax	$(218)	$(95)	$20	$(293)

Note 4 - Other (Income) Expense

	Quarter ended		Year to date
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Foreign exchange net (gain) loss	$1	$(8)	$4	$(12)
Impairment and closure expense	—	(1)	1	(1)
Other	4	5	10	3
Other (income) expense	$5	$(4)	$15	$(10)

Other (income) expense includes a $4 million loss in the quarter and year to date ended June 30, 2023, related to the sale of our KFC Russia business.

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

	6/30/2023	12/31/2022
Accounts and notes receivable, gross	$702	$685
Allowance for doubtful accounts	(46)	(37)
Accounts and notes receivable, net	$656	$648

Property, Plant and Equipment, net

	6/30/2023	12/31/2022
Property, plant and equipment, gross	$2,466	$2,454
Accumulated depreciation and amortization	(1,304)	(1,283)
Property, plant and equipment, net	$1,162	$1,171

Assets held-for-sale totaled $6 million and $190 million as of June 30, 2023 and December 31, 2022, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Liabilities held-for-sale totaled $2 million and $65 million as of June 30, 2023 and December 31, 2022, respectively, and are included in Accounts payable and other current liabilities in our Condensed Consolidated Balance Sheets. Assets and liabilities held-for-sale as of December 31, 2022, primarily included the assets and liabilities of our KFC Russia business.

Other Assets	6/30/2023	12/31/2022
Operating lease right-of-use assets(a)	$753	$742
Franchise incentives	185	172
Investment in Devyani International Limited (See Note 12)	122	116
Other	280	294
Other assets	$1,340	$1,324

(a)    Non-current operating lease liabilities of $744 million and $731 million as of June 30, 2023 and December 31, 2022, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	6/30/2023	12/31/2022
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$437	$367
Restricted cash included in Prepaid expenses and other current assets(a)	188	220
Restricted cash and restricted cash equivalents included in Other assets(b)	34	35
Cash and restricted cash related to KFC Russia included in assets held-for-sale	—	25
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$659	$647

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 6 - Income Taxes

	Quarter ended		Year to date
	2023	2022	2023	2022
Income tax (benefit) provision	$60	$166	$131	$165
Effective tax rate	12.6%	42.6%	15.4%	21.0%

Our second quarter effective tax rate was lower than the prior year primarily due to the following:

•$71 million of net tax expense recorded in the quarter ended June 30, 2022, resulting from the Company’s decision to exit KFC Russia. We remeasured and reassessed the need for a valuation allowance on deferred tax assets in Switzerland due to the then expected reduction in the tax basis of intellectual property rights associated with the loss of the Russian royalty income. In addition, we reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference was going to reverse by way of sale.

•$18 million tax benefit recorded in the quarter ended June 30, 2023, associated with the reversal of a reserve established in prior years due to the favorable resolution of a tax audit in a foreign jurisdiction.

•$10 million tax benefit recorded in the quarter ended June 30, 2023, associated with establishing additional net operating loss carryforward deferred tax assets in a foreign jurisdiction.

Our year to date effective tax rate was lower than the prior year primarily due to the items discussed above, partially offset by:

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

	Quarter ended 6/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$17	$253	$4	$139	$413
Franchise revenues	49	194	66	2	311
Property revenues	3	10	1	—	14
Franchise contributions for advertising and other services	8	148	74	1	231

China
Franchise revenues	61	—	16	—	77

Other
Company sales	98	—	—	—	98
Franchise revenues	290	14	65	—	369
Property revenues	13	—	1	—	14
Franchise contributions for advertising and other services	143	2	15	—	160
	$682	$621	$242	$142	$1,687

	Quarter ended 6/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$16	$243	$5	$136	$400
Franchise revenues	47	178	64	2	291
Property revenues	3	10	1	—	14
Franchise contributions for advertising and other services	7	142	72	—	221

China
Franchise revenues	48	—	13	—	61

Other
Company sales	99	—	—	—	99
Franchise revenues	283	11	63	—	357
Property revenues	13	—	1	—	14
Franchise contributions for advertising and other services	161	2	16	—	179
	$677	$586	$235	$138	$1,636

	Year to date 6/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$33	$482	$9	$269	$793
Franchise revenues	95	372	136	3	606
Property revenues	6	20	2	1	29
Franchise contributions for advertising and other services	16	288	152	1	457

China
Franchise revenues	127	—	34	—	161

Other
Company sales	192	—	—	—	192
Franchise revenues	574	27	131	—	732
Property revenues	26	—	1	—	27
Franchise contributions for advertising and other services	300	4	31	—	335
	$1,369	$1,193	$496	$274	$3,332

	Year to date 6/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$31	$457	$10	$261	$759
Franchise revenues	92	335	128	3	558
Property revenues	6	21	2	—	29
Franchise contributions for advertising and other services	13	265	144	—	422

China
Franchise revenues	109	—	29	—	138

Other
Company sales	210	—	—	—	210
Franchise revenues	543	22	133	—	698
Property revenues	27	—	1	—	28
Franchise contributions for advertising and other services	306	3	32	—	341
	$1,337	$1,103	$479	$264	$3,183

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2023 is presented below.

Deferred Franchise Fees
Balance at December 31, 2022	$434
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(43)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	37
Other(a)	(9)
Balance at June 30, 2023	$419

(a)    Includes impact of foreign currency translation as well as the recognition of deferred franchise fees into Refranchising (gain) loss upon the termination of existing franchise agreements when entering into master franchise agreements.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$69
1 - 2 years	63
2 - 3 years	57
3 - 4 years	50
4 - 5 years	43
Thereafter	137
Total	$419

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2023	2022	2023	2022
KFC Division	$682	$677	$1,369	$1,337
Taco Bell Division	621	586	1,193	1,103
Pizza Hut Division	242	235	496	479
Habit Burger Grill Division	142	138	274	264
	$1,687	$1,636	$3,332	$3,183

	Quarter ended		Year to date
Operating Profit	2023	2022	2023	2022
KFC Division	$326	$293	$631	$584
Taco Bell Division	228	215	432	400
Pizza Hut Division	91	93	195	195
Habit Burger Grill Division	3	(2)	(2)	(10)
Corporate and unallocated G&A expenses(a)	(86)	(65)	(170)	(136)
Unallocated Franchise and property expenses(a)	(1)	(4)	(2)	(4)
Unallocated Refranchising gain (loss)	17	8	21	12
Unallocated Other income (expense)(a)	(5)	16	(9)	22
Operating Profit	$573	$554	$1,096	$1,063
Investment income (expense), net(b)	29	(15)	5	(8)
Other pension income (expense)	1	(1)	3	(1)
Interest expense, net(c)	(125)	(148)	(255)	(266)
Income before income taxes	$478	$390	$849	$788

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Our operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of sale or transfer (see Note 1), within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net profits and losses subsequent to that date from the Division segment results in which they were earned to Unallocated Other income (expense). As a result, we reclassed net operating losses of $1 million from KFC Division Other income (expense) to Unallocated Other income (expense) during the year to date ended June 30, 2023, and net operating profit of $9 million and $11 million from Divisional Other income (expense) to Unallocated Other income (expense) during the quarter and year to date ended June 30, 2022, respectively. Additionally, we recorded a $4 million loss to Unallocated Other income (expense) during the quarter and year to date ended June 30, 2023 from the sale of our KFC Russia business.

Also, included in Unallocated Other income (expense) were $1 million in foreign exchange losses attributable to fluctuations in the value of the Russian Ruble during the quarter and year to date ended June 30, 2023, and foreign exchange gains of $11 million and $16 million during the quarter and year to date ended June 30, 2022, respectively. Additionally, we recorded charges of $3 million and $4 million to Corporate and unallocated G&A expenses and $1 million and $2 million to Unallocated Franchise and property expenses during the quarter and year to date ended June 30, 2023, respectively, for certain expenses related to the disposition of the businesses and other costs related to our exit from Russia. We recorded similar charges of $2 million and $4 million to Corporate and Unallocated G&A expenses and Unallocated Franchise and property expenses, respectively, during the quarter and year to date ended June 30, 2022.

(b)Includes changes in the value of our investment in Devyani International Limited (see Note 12).

(c)Includes a $23 million call premium and $5 million of unamortized debt issuance costs written off related to the redemption of the 2025 Notes (as discussed in our 2022 Form 10-K) during the quarter ended June 30, 2022.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2023	2022	2023	2022
Service cost	$1	$1	$2	$3
Interest cost	11	8	21	16
Expected return on plan assets	(13)	(11)	(25)	(23)
Amortization of net (gain) / loss	(1)	2	(1)	5
Amortization of prior service cost	1	2	1	3
Net periodic benefit cost	$(1)	$2	$(2)	$4

Note 10 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/30/2023	12/31/2022
Current maturities of long-term debt	$381	$405
Less current portion of debt issuance costs and discounts	(7)	(7)
Short-term borrowings	$374	$398

Long-term Debt
Securitization Notes	$3,753	$3,772
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	30	279
Term Loan A Facility	727	736
Term Loan B Facility	1,466	1,474
YUM Senior Unsecured Notes	4,875	4,875
Finance lease obligations	52	57
	$11,653	$11,943
Less long-term portion of debt issuance costs and discounts	(78)	(85)
Less current maturities of long-term debt	(381)	(405)
Long-term debt	$11,194	$11,453

Details of our Short-term borrowings and Long-term debt as of December 31, 2022 can be found within our 2022 Form 10-K.

Cash paid for interest during the year to date ended June 30, 2023, was $293 million. Excluding the $28 million associated with the extinguishment of the 2025 Notes (as discussed in our 2022 Form 10-K), cash paid for interest during the year to date ended June 30, 2022 was $239 million.

Note 11 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates associated with certain foreign currency denominated intercompany receivables and payables is currently not significant.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both June 30, 2023 and December 31, 2022, we had interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. These interest rate swaps have been designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of June 30, 2023 or December 31, 2022.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through June 30, 2023, the swaps were highly effective cash flow hedges.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2023	2022	2023	2022	2023	2022	2023	2022

Interest rate swaps	$24	$12	$(7)	$9	$17	$71	$(12)	$20

Income tax benefit/(expense)	(7)	(3)	2	(2)	(5)	(17)	3	(5)

As of June 30, 2023, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $33 million, based on current SOFR interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both June 30, 2023 and December 31, 2022, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2023, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 12 for the fair value of our derivative assets and liabilities.

Note 12 - Fair Value Disclosures

As of June 30, 2023, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	6/30/2023		12/31/2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,753	$3,296	$3,772	$3,273
Subsidiary Senior Unsecured Notes(b)	750	729	750	731
Term Loan A Facility(b)	727	723	736	729
Term Loan B Facility(b)	1,466	1,458	1,474	1,459
YUM Senior Unsecured Notes(b)	4,875	4,605	4,875	4,473

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	6/30/2023	12/31/2022
Assets
Investments	Other assets	1	$124	$118
Investments	Other assets	3	5	5
Interest Rate Swaps	Prepaid expenses and other current assets	2	33	26
Interest Rate Swaps	Other assets	2	14	16

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Investments primarily include our approximate 5% minority interest in Devyani International Limited (“Devyani”), a franchise entity that operates KFC and Pizza Hut restaurants in India, with a fair value of $122 million and $116 million at June 30, 2023 and December 31, 2022, respectively. For the quarter and year to date ended June 30, 2023, we recognized pre-tax investment gains of $28 million and $5 million, respectively, related to changes in fair value of our investment in Devyani.

Note 13 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $880 million through the second quarter of 2023. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing on multiple grounds the proposed underpayment of tax and penalties. We have received the IRS Examination Division’s Rebuttal to our Protest and the case has been accepted by the IRS Office of Appeals.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 30, 2023, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $400 million. The present value of these potential payments discounted at our pre-tax cost of debt at June 30, 2023, was approximately $325 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of June 30, 2023, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $135 million. Of this amount, $130 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal that had been scheduled for August has been rescheduled to December 4, 2023. The stay order remains in effect and the next hearing in the Delhi High Court that had been scheduled for May has been rescheduled to October 5, 2023. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 56,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 56,000 restaurants, 98% are operated by franchisees.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. The Financial Highlights tables below reflect the impact of removing the system sales of all Russian units from our system sales totals as of the beginning of the second quarter of 2022.

Quarterly Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+19	+13	+7	+11	+16
Taco Bell Division	+7	+4	+5	+6	+6
Pizza Hut Division	+7	+4	+4	(2)	+1
YUM	+13	+9	+6	+4	+12
Year to date Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+15	+11	+7	+8	+14
Taco Bell Division	+9	+6	+5	+8	+8
Pizza Hut Division	+8	+5	+4	Even	+4
YUM	+12	+8	+6	+3	+11

Additionally:

•As of the beginning of the second quarter of 2022, we elected to remove 1,165 Russia units from our unit count and begin excluding their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our KFC and Pizza Hut units counts, respectively. As a result:
◦Year to date YUM and KFC Division system sales growth excluding foreign currency as shown above were negatively impacted by 1 and 2 percentage points, respectively.

•Also, we elected to reclass future net profits attributable to Russia subsequent to the date of invasion from the Division segments in which those profits were earned to Unallocated Other income and reflected such profits as a Special Item as they are not indicative of our ongoing results. As a result of the decline in Core Operating Profits attributable to Russia:
◦Both the quarter and year to date YUM and KFC Division Core Operating Profit as shown above were negatively impacted by 1 and 2 percentage points, respectively.

•Foreign currency translation unfavorably impacted Divisional Operating Profit by $17 million and $44 million for the quarter and year to date ended June 30, 2023, respectively.

	Second Quarter			Year to date
	2023	2022	% Change	2023	2022	% Change
GAAP EPS	$1.46	$0.77	+89	$2.51	$2.13	+18
Less Special Items EPS	$0.05	$(0.29)	NM	$0.05	$0.02	NM
EPS Excluding Special Items	$1.41	$1.06	+33	$2.46	$2.11	+17

•In addition to the aforementioned factors impacting Operating Profit, our 2023 diluted EPS, excluding Special Items, was favorably impacted by $0.09 and $0.02 for the quarter and year to date ended June 30, 2023, respectively, from mark to market adjustments from unrealized investment gains and was unfavorably impacted by $0.04 and $0.02 for the quarter and year to date ended June 30, 2022, respectively, from mark to market adjustments from unrealized investment losses. Foreign currency translation unfavorably impacted our diluted EPS, excluding Special Items, by approximately $0.05 and $0.12 for the quarter and year to date ended June 30, 2023, respectively.

•Gross unit openings for the quarter were 1,025 units resulting in 742 net new units. Gross unit openings for the year to date were 1,771 units resulting in 1,065 net new units.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2023	2022	% B/(W)		2023	2022	% B/(W)
Company sales	$511	$499	3		$985	$969	2
Franchise and property revenues	785	737	6		1,555	1,451	7
Franchise contributions for advertising and other services	391	400	(2)		792	763	4
Total revenues	1,687	1,636	3		3,332	3,183	5

Company restaurant expenses	415	415	—		818	817	—
G&A expenses	291	254	(15)		573	507	(13)
Franchise and property expenses	32	29	(12)		68	61	(12)
Franchise advertising and other services expense	388	396	2		783	757	(3)
Refranchising (gain) loss	(17)	(8)	NM		(21)	(12)	NM
Other (income) expense	5	(4)	NM		15	(10)	NM
Total costs and expenses, net	1,114	1,082	(3)		2,236	2,120	(5)
Operating Profit	573	554	4		1,096	1,063	3

Investment (income) expense, net	(29)	15	NM		(5)	8	NM
Other pension (income) expense	(1)	1	NM		(3)	1	NM
Interest expense, net	125	148	15		255	266	4
Income before income taxes	478	390	22		849	788	8
Income tax provision (benefit)	60	166	64		131	165	21
Net Income	$418	$224	86		$718	$623	15

Diluted EPS(a)	$1.46	$0.77	89		$2.51	$2.13	18
Effective tax rate	12.6%	42.6%	30	ppts.	15.4%	21.0%	5.6	ppts.

(a)See Note 2 for the number of shares used in this calculation.

Performance Metrics

Unit Count	6/30/2023	6/30/2022	% Increase (Decrease)
Franchise	55,416	52,363	6
Company-owned	1,009	987	2
Total	56,425	53,350	6

	Quarter ended		Year to date
	2023	2022	2023	2022
Same-store Sales Growth (Decline) %	9	1	8	2
System Sales Growth (Decline) %, reported	11	(1)	8	2
System Sales Growth (Decline) %, excluding FX	13	3	12	5

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2023	2022	2023	2022

Consolidated
Company sales(a)	$511	$499	$985	$969
Franchise sales	14,916	13,457	29,457	27,133
System sales	15,427	13,956	30,442	28,102
Negative Foreign Currency Impact on System sales(b)	388	N/A	1,029	N/A
System sales, excluding FX	$15,815	$13,956	$31,471	$28,102

KFC Division
Company sales(a)	$115	$115	$225	$241
Franchise sales	8,183	7,137	16,130	14,744
System sales	8,298	7,252	16,355	14,985
Negative Foreign Currency Impact on System sales(b)	330	N/A	834	N/A
System sales, excluding FX	$8,628	$7,252	$17,189	$14,985

Taco Bell Division
Company sales(a)	$253	$243	$482	$457
Franchise sales	3,507	3,266	6,742	6,160
System sales	3,760	3,509	7,224	6,617
Negative Foreign Currency Impact on System sales(b)	—	N/A	10	N/A
System sales, excluding FX	$3,760	$3,509	$7,234	$6,617

Pizza Hut Division
Company sales(a)	$4	$5	$9	$10
Franchise sales	3,197	3,034	6,528	6,189
System sales	3,201	3,039	6,537	6,199
Negative Foreign Currency Impact on System sales(b)	58	N/A	185	N/A
System sales, excluding FX	$3,259	$3,039	$6,722	$6,199

Habit Burger Grill Division
Company sales(a)	$139	$136	$269	$261
Franchise sales	29	20	57	40
System sales	168	156	326	301
Foreign Currency Impact on System sales(b)	—	N/A	—	N/A
System sales, excluding FX	$168	$156	$326	$301

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2023	2022	2023	2022
Core Operating Profit Growth (Decline) %	12	(1)	11	(3)
Diluted EPS Growth (Decline) %, excluding Special Items	33	(9)	17	(5)
Effective Tax Rate excluding Special Items	18.2%	24.2%	18.7%	22.3%

	Quarter ended		Year to date
	2023	2022	2023	2022
Company restaurant profit	$96	$84	$167	$152
Company restaurant margin %	18.9%	16.8%	17.0%	15.7%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended		Year to date
	2023	2022	2023	2022
Consolidated
GAAP Operating Profit	$573	$554	$1,096	$1,063
Detail of Special Items:
(Gain) loss associated with market-wide refranchisings(a)	(2)	1	(5)	(2)
Operating (profit) loss impact from decision to exit Russia(b)	9	(14)	12	(21)
Charges associated with Resource Optimization(c)	8	—	10	1
Other Special Items Expense	—	—	1	—
Special Items (Income) Expense - Operating Profit	15	(13)	18	(22)
Negative Foreign Currency Impact on Divisional Operating Profit(d)	17	N/A	44	N/A
Core Operating Profit	$605	$541	$1,158	$1,041

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Summary of Results Line Item
General and administrative expenses	$11	$2	$15	$3
Franchise and property expenses	1	4	2	4
Refranchising (gain) loss	(2)	1	(5)	(2)
Other (income) expense	5	(20)	6	(27)
Special Items (Income) Expense - Operating Profit	$15	$(13)	$18	$(22)

KFC Division
GAAP Operating Profit	$326	$293	$631	$584
Negative Foreign Currency Impact on Divisional Operating Profit(d)	15	N/A	36	N/A
Core Operating Profit	$341	$293	$667	$584

Taco Bell Division
GAAP Operating Profit	$228	$215	$432	$400
Negative Foreign Currency Impact on Divisional Operating Profit(d)	—	N/A	1	N/A
Core Operating Profit	$228	$215	$433	$400

Pizza Hut Division
GAAP Operating Profit	$91	$93	$195	$195
Negative Foreign Currency Impact on Divisional Operating Profit(d)	2	N/A	7	N/A
Core Operating Profit	$93	$93	$202	$195

Habit Burger Grill Division
GAAP Operating Loss	$3	$(2)	$(2)	$(10)
Foreign Currency Impact on Divisional Operating Profit(d)	—	N/A	—	N/A
Core Operating Profit (Loss)	$3	$(2)	$(2)	$(10)

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$418	$224	$718	$623
Special Items (Income) Expense - Operating Profit	15	(13)	18	(22)
Special Items (Income) Expense - Interest Expense, net(e)	—	28	—	28
Special Items Tax (Benefit) Expense(f)	(30)	68	(32)	(12)
Net Income excluding Special Items	$403	$307	$704	$617

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.46	$0.77	$2.51	$2.13
Less Special Items Diluted EPS	0.05	(0.29)	0.05	0.02
Diluted EPS excluding Special Items	$1.41	$1.06	$2.46	$2.11

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	12.6%	42.6%	15.4%	21.0%
Impact on Tax Rate as a result of Special Items	(5.6)%	18.4%	(3.3)%	(1.3)%
Effective Tax Rate excluding Special Items	18.2%	24.2%	18.7%	22.3%

(a)    Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the quarters ended June 30, 2023 and 2022, we recorded net refranchising gains of $2 million and net refranchising losses of $1 million, respectively, that have been reflected as a Special Item. During the years ended June 30, 2023 and 2022, we recorded net refranchising gains of $5 million and $2 million, respectively, that have been reflected as a Special Item.

Additionally, we recorded net refranchising gains of $15 million and $9 million during the quarters ended June 30, 2023 and 2022, respectively, that have not been reflected as Special Items. During the years ended June 30, 2023 and 2022, we recorded net refranchising gains of $16 million and $10 million, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings and that we believe are indicative of our expected ongoing refranchising activity.

(b)In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts. During the second quarter of 2022, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator who has initiated the process of re-branding locations to a non-YUM concept. In April 2023, we completed our exit from the Russia market by selling the KFC business in Russia.

Our GAAP operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of sale or transfer, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we have reclassed such net operating profits or losses subsequent to such date from the Division segment results in which they were earned to Unallocated Other income (expense). Additionally, we have incurred certain expenses related to the dispositions of the businesses and other one-time costs related to our exit from Russia which we have recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. Also recorded in Unallocated Other income (expense) were foreign exchange impacts attributable to fluctuations in the value of the Russian ruble and a $4 million loss recorded during the quarter ended June 30, 2023 as a result of the sale of the KFC Russia business. The resulting net Operating Loss of $9 million and $12 million for the quarter and year to date ended June 30, 2023, respectively, and net Operating Profit of $14 million and $21 million for the quarter and year to date ended June 30, 2022, respectively, have been reflected as Special Items.

(c)We recorded charges of $8 million and $10 million during the quarter and year to date ended June 30, 2023, respectively, and $1 million during the year to date ended June 30, 2022, to General and administrative expenses related to a resource optimization program initiated in the third quarter of 2020. This program is part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. These critical areas include accelerating our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. Due to the scope and size of the resource optimization program, these charges have been reflected as Special Items.

(d)The foreign currency impact on reported Operating Profit is presented in relation only to the immediately preceding year presented. When determining applicable Core Operating Profit growth percentages, the Core Operating Profit for the current year should be compared to the prior year GAAP Operating Profit adjusted only for any prior year Special Items (Income) Expense.

(e)During the quarter ended June 30, 2022, the Company redeemed $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due in 2025 (the "2025 Notes"). The redemption amount was equal to 103.875% of the $600 million aggregate principal amount redeemed, reflecting a $23 million "call premium". We recognized the call premium and the write-off of $5 million of unamortized debt issuance costs associated with the 2025 Notes within Interest expense, net as a Special Item due to their size and the fact that the amounts are not indicative of our ongoing interest expense.

(f)The below table includes the detail of Special Items Tax (Benefit) Expense:

	Quarter ended		Year to date
	6/30/23	6/30/22	6/30/23	6/30/22
Tax (Benefit) Expense on Special Items Operating Profit and Interest Expense	$(2)	$(3)	$(2)	$(1)
Tax (Benefit) Expense - Income tax impacts from decision to exit Russia	(6)	71	(8)	71
Tax (Benefit) - U.S. foreign tax credit regulations issued in January 2022	—	—	—	(82)
Tax (Benefit) - Other Income tax impacts recorded as Special	(22)	—	(22)	—
Special Items Tax (Benefit) Expense	$(30)	$68	$(32)	$(12)

Tax (Benefit) Expense on Special Items Operating Profit and Interest Expense was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Special Items Tax (Benefit) Expense includes $71 million of net tax expense recorded in the quarter ended June 30, 2022, resulting from the Company’s decision to exit KFC Russia. We remeasured and reassessed the need for a valuation allowance on deferred tax assets in Switzerland due to the then expected reduction in the tax basis of intellectual property rights associated with the loss of the Russian royalty income. In addition, we reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference was going to reverse by way of sale.

Special Items Tax (Benefit) Expense includes a tax benefit discretely recorded in the quarter ended March 31, 2022 of $82 million. In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company's 2022 tax year. These regulations made foreign taxes paid to certain countries no longer creditable in the U.S., which was expected to result in additional foreign tax credit carryforward utilization prospectively. As a result, we reversed a valuation allowance associated with existing foreign tax credit carryforwards. This valuation allowance reversal resulted in a one-time tax benefit of $82 million in the quarter ended March 31, 2022 that was reflected as a Special Item. The U.S Treasury published clarifying guidance in November 2022 which resulted in foreign taxes originally determined to be non-creditable under the January 2022 regulations to now be treated as creditable taxes. As such the valuation allowance on foreign tax credit carryforwards that was released in the quarter ended March 31, 2022, was re-established in the quarter ended December 31, 2022.

Other Income Tax impacts recorded as Special in the quarter and year to date ended June 30, 2023 include benefits related to the reversal of a reserve due to the favorable resolution of a tax audit in a foreign jurisdiction. Such reserve was established in prior years related to deferred tax assets originally recorded as a Special Item as part of an intercompany restructuring of intellectual property. Other Income Tax impacts recorded as Special in the quarter and year to date ended June 30, 2023 also include the release of valuation allowances associated with a jurisdiction in which a market-wide refranchising event occurred.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 6/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$326	$228	$91	$3	$(75)	$573
Less:
Franchise and property revenues	416	218	149	2	—	785
Franchise contributions for advertising and other services	151	150	89	1	—	391
Add:
General and administrative expenses	90	49	53	13	86	291
Franchise and property expenses	16	9	6	—	1	32
Franchise advertising and other services expense	150	148	89	1	—	388
Refranchising (gain) loss	—	—	—	—	(17)	(17)
Other (income) expense	1	—	(1)	—	5	5
Company restaurant profit	$16	$66	$—	$14	$—	$96
Company sales	$115	$253	$4	$139	$—	$511
Company restaurant margin %	14.3%	25.6%	3.2%	11.1%	N/A	18.9%

	Quarter ended 6/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$293	$215	$93	$(2)	$(45)	$554
Less:
Franchise and property revenues	394	199	142	2	—	737
Franchise contributions for advertising and other services	168	144	88	—	—	400
Add:
General and administrative expenses	89	39	50	11	65	254
Franchise and property expenses	14	8	2	1	4	29
Franchise advertising and other services expense	163	144	88	1	—	396
Refranchising (gain) loss	—	—	—	—	(8)	(8)
Other (income) expense	16	(1)	(3)	—	(16)	(4)
Company restaurant profit	$13	$62	$—	$9	$—	$84
Company sales	$115	$243	$5	$136	$—	$499
Company restaurant margin %	11.6%	25.7%	(8.0)%	6.0%	N/A	16.8%

	Year to date 6/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$631	$432	$195	$(2)	$(160)	$1,096
Less:
Franchise and property revenues	828	419	304	4	—	1,555
Franchise contributions for advertising and other services	316	292	183	1	—	792
Add:
General and administrative expenses	179	94	104	26	170	573
Franchise and property expenses	42	14	9	1	2	68
Franchise advertising and other services expense	314	286	182	1	—	783
Refranchising (gain) loss	—	—	—	—	(21)	(21)
Other (income) expense	8	1	(3)	—	9	15
Company restaurant profit	$30	$116	$—	$21	$—	$167
Company sales	$225	$482	$9	$269	$—	$985
Company restaurant margin %	13.2%	24.0%	3.6%	8.2%	N/A	17.0%

	Year to date 6/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$584	$400	$195	$(10)	$(106)	$1,063
Less:
Franchise and property revenues	777	378	293	3	—	1,451
Franchise contributions for advertising and other services	319	268	176	—	—	763
Add:
General and administrative expenses	173	75	100	23	136	507
Franchise and property expenses	38	14	4	1	4	61
Franchise advertising and other services expense	314	267	175	1	—	757
Refranchising (gain) loss	—	—	—	—	(12)	(12)
Other (income) expense	18	(1)	(5)	—	(22)	(10)
Company restaurant profit	$31	$109	$—	$12	$—	$152
Company sales	$241	$457	$10	$261	$—	$969
Company restaurant margin %	12.9%	23.9%	(4.4)%	4.5%	N/A	15.7%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2023 and/or 2022 and/or are reasonably likely to impact future results. See also the Detail of Special Items in this MD&A for other items similarly impacting results.

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

As of the beginning of the second quarter of 2022, we elected to remove all Russia units from our unit count and their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut units counts, respectively. This negatively impacted our system sales growth excluding foreign currency for YUM and KFC Division by 1 and 2 percentage points, respectively, for the year to date ended June 30, 2023. Russia units were removed from our same-store sales calculations as of the beginning of the second quarter of 2022.

Our GAAP operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of transfer or sale, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we have reclassed such net operating profits or losses subsequent to that date from the Division segment results in which they were earned to Unallocated Other income (expense) and reflected such net profits as a Special item. Additionally, we have incurred certain expenses related to the dispositions of the businesses and other one-time costs related to our exit from Russia which we have recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. Also recorded in Unallocated Other income (expense) were foreign exchange impacts attributable to fluctuations in the value of the Russian ruble and a $4 million loss recorded during the quarter ended June 30, 2023 as a result of the sale of the KFC Russia business. The resulting net Operating Loss of $9 million and $12 million for the quarter and year to date ended June 30, 2023, respectively, and net Operating Profit of $14 million and $21 million for the quarter and year to date ended June 30, 2022, respectively, have been reflected as a Special Item.

Prior to the invasion, our Russian business has constituted approximately 3% of our total operating profit and 2% of our total system sales. During both the quarter and year to date ended June 30, 2023, our Core Operating Profits in Russia declined versus the prior year, negatively impacting YUM and KFC Division Core Operating Profit growth by 1 and 2 percentage points, respectively.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Divisional Operating Profit by $17 million and $44 million for the quarter and year to date ended June 30, 2023, respectively. This included a negative impact to our KFC Division Operating Profit of $15 million and $36 million for the quarter and year to date ended June 30, 2023, respectively. For the second half of 2023, we currently expect changes in foreign currency to have an insignificant impact on Divisional Operating Profit.

Investment in Devyani

Changes in the fair value of our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, resulted in pre-tax gains of $28 million and $5 million in the quarter and year to date ended June 30, 2023, respectively, and pre-tax investment losses of $14 million and $7 million in the quarter and year to date ended June 30, 2022, respectively.

KFC Division

The KFC Division has 28,500 units, 86% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of June 30, 2023.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2023	2022	Reported		Ex FX		2023	2022	Reported		Ex FX
System Sales	$8,298	$7,252	14		19		$16,355	$14,985	9		15
Same-Store Sales Growth (Decline) %	13	(1)	N/A		N/A		11	1	N/A		N/A

Company sales	$115	$115	1		7		$225	$241	(7)		—
Franchise and property revenues	416	394	5		9		828	777	7		11
Franchise contributions for advertising and other services	151	168	(9)		(6)		316	319	(1)		3
Total revenues	$682	$677	1		5		$1,369	$1,337	2		7

Company restaurant profit	$16	$13	24		34		$30	$31	(5)		3
Company restaurant margin %	14.3%	11.6%	2.7	ppts.	2.8	ppts.	13.2%	12.9%	0.3	ppts.	0.4	ppts.

G&A expenses	$90	$89	(1)		(2)		$179	$173	(3)		(5)
Franchise and property expenses	16	14	(10)		(15)		42	38	(11)		(17)
Franchise advertising and other services expense	150	163	8		4		314	314	—		(4)
Operating Profit	$326	$293	11		16		$631	$584	8		14

			% Increase (Decrease)
Unit Count	6/30/2023	6/30/2022
Franchise	28,282	26,300	8
Company-owned	218	221	(1)
Total	28,500	26,521	7

Company sales and Company restaurant margin %

The quarterly increase in Company sales, excluding the impact of foreign currency translation, was driven by Company same-store sales growth of 8%.

The year to date increase in Company sales, excluding the impact of foreign currency translation, was driven by Company same-store sales growth of 7%, partially offset by the suspension of operations of our 70 company owned KFC restaurants in Russia in the first quarter of 2022. As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

The quarterly and year to date increases in Company restaurant margin percentage were driven by driven by Company same-store sales growth, partially offset by commodity inflation.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales growth of 13% and 11%, respectively, and unit growth, partially offset by the impact of the sale of our Russia business during the quarter ended June 30, 2023.

As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

G&A

The quarterly increase in G&A, excluding the impact of foreign currency translation, was driven by higher expenses related to our annual incentive compensation programs, higher travel related costs, and higher headcount and salaries, partially offset by the impact of the sale of our Russia business during the quarter ended June 30, 2023 and lower professional fees.

The year to date increase in G&A, excluding the impact of foreign currency translation, was driven by higher headcount and salaries, higher expenses related to our annual incentive compensation programs, and higher travel related costs, partially offset by the impact of the sale of our Russia business during the quarter ended June 30, 2023 and lower professional fees.

Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impact of foreign currency translation, were driven by same-store sales growth and unit growth, partially offset by higher G&A, higher restaurant operating costs, and the negative impact of 2 percentage points on both quarterly and year to date operating profit growth as a result of lower profits in Russia.

Taco Bell Division

The Taco Bell Division has 8,320 units, 87% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of June 30, 2023.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2023	2022	Reported		Ex FX		2023	2022	Reported		Ex FX

System Sales	$3,760	$3,509	7		7		$7,224	$6,617	9		9
Same-Store Sales Growth %	4	8	N/A		N/A		6	6	N/A		N/A

Company sales	$253	$243	4		4		$482	$457	5		5
Franchise and property revenues	218	199	9		9		419	378	11		11
Franchise contributions for advertising and other services	150	144	5		5		292	268	9		9
Total revenues	$621	$586	6		6		$1,193	$1,103	8		8

Company restaurant profit	$66	$62	4		4		$116	$109	6		6
Company restaurant margin %	25.6%	25.7%	(0.1)	ppts.	(0.1)	ppts.	24.0%	23.9%	0.1	ppts.	0.1	ppts.

G&A expenses	$49	$39	(25)		(25)		$94	$75	(25)		(25)
Franchise and property expenses	9	8	(6)		(6)		14	14	3		4
Franchise advertising and other services expense	148	144	(2)		(2)		286	267	(7)		(7)
Operating Profit	$228	$215	6		6		$432	$400	8		8

			% Increase (Decrease)
Unit Count	6/30/2023	6/30/2022
Franchise	7,847	7,435	6
Company-owned	473	465	2
Total	8,320	7,900	5

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by company same-store sales growth of 3% and 5% for the quarter and year to date, respectively, and unit growth partially offset by refranchising.

The quarterly decrease in Company restaurant margin percentage was driven by higher labor costs and commodity inflation partially offset by same-store sales growth.

The year to date increase in Company restaurant margin percentage was driven by same-store sales growth partially offset by higher labor costs and commodity inflation.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 4% and 6% for the quarter and year to date, respectively, and unit growth.

G&A

The quarterly and year to date increases in G&A, excluding the impacts of foreign currency translation, were driven by higher digital and technology expenses and higher headcount and salaries.

Operating Profit

The quarterly and year to date increases in Operating Profit were driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs and higher G&A.

Pizza Hut Division

The Pizza Hut Division has 19,242 units, 66% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of June 30, 2023.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2023	2022	Reported		Ex FX		2023	2022	Reported		Ex FX

System Sales	$3,201	$3,039	5		7		$6,537	$6,199	5		8
Same-Store Sales Growth (Decline) %	4	(3)	N/A		N/A		5	(1)	N/A		N/A

Company sales	$4	$5	(9)		(9)		$9	$10	(3)		(3)
Franchise and property revenues	149	142	5		7		304	293	4		7
Franchise contributions for advertising and other services	89	88	1		1		183	176	4		4
Total revenues	$242	$235	3		4		$496	$479	4		6

Company restaurant profit	$—	$—	NM		NM		$—	$—	NM		NM
Company restaurant margin %	3.2%	(8.0)%	11.2	ppts.	11.2	ppts.	3.6%	(4.4)%	8.0	ppts.	8.0	ppts.

G&A expenses	$53	$50	(7)		(7)		$104	$100	(5)		(6)
Franchise and property expenses	6	2	(167)		(173)		9	4	(108)		(102)
Franchise advertising and other services expense	89	88	(2)		(2)		182	175	(4)		(5)
Operating Profit	$91	$93	(2)		1		$195	$195	Even		4

			% Increase (Decrease)
Unit Count	6/30/2023	6/30/2022
Franchise	19,221	18,569	4
Company-owned	21	22	(5)
Total	19,242	18,591	4

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 4% and unit growth.

The year to date increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 5% and unit growth, partially offset by lapping the prior year recognition of franchise fees related to unexercised development rights arising from a master franchise agreement.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher professional fees.

The year to date increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and salaries and higher travel related expenses.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by higher G&A and current year bad debt expense lapping prior year net bad debt recoveries for past due franchise receivables.

The year to date increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth and unit growth partially offset by higher G&A, lapping the upfront recognition of franchise fees related to unexercised development rights arising from a master franchise agreement and current year bad debt expense lapping prior year net bad debt recoveries for past due franchise receivables.

Habit Burger Grill Division

The Habit Burger Grill Division has 363 units, the vast majority of which are in the U.S. The Company owned 85% of the Habit Burger Grill units in the U.S. as of June 30, 2023.

	Quarter ended			Year to date
			% B/(W)			% B/(W)
	2023	2022	Reported	2023	2022	Reported
System Sales	$168	$156	9	$326	$301	8
Same-Store Sales Growth %	Even	(4)	N/A	Even	Even	N/A
Total revenues	$142	$138	4	$274	$264	4
Operating Profit (Loss)	$3	$(2)	NM	$(2)	$(10)	81

Unit Count	6/30/2023	6/30/2022	% Increase (Decrease)
Franchise	66	59	12
Company-owned	297	279	6
Total	363	338	7

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2023	2022	% B/(W)		2023	2022	% B/(W)
Corporate and unallocated G&A	$(86)	$(65)	(34)		$(170)	$(136)	(25)
Unallocated Franchise and property expenses (See Note 8)	(1)	(4)	NM		(2)	(4)	NM
Unallocated Refranchising gain (loss)	17	8	NM		21	12	NM
Unallocated Other income (expense) (See Note 8)	(5)	16	NM		(9)	22	NM
Investment income (expense), net (See Note 8)	29	(15)	NM		5	(8)	NM
Other pension income (expense) (See Note 9)	1	(1)	NM		3	(1)	NM
Interest expense, net	(125)	(148)	15		(255)	(266)	4
Income tax benefit (provision) (See Note 6)	(60)	(166)	64		(131)	(165)	21
Effective tax rate (See Note 6)	12.6%	42.6%	30.0	ppts.	15.4%	21.0%	5.6	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and Unallocated G&A expense was driven by higher professional fees, higher current year expenses related to our annual incentive compensation programs, higher software costs and amortization and costs associated with the previously disclosed ransomware attack.

The year to date increase in Corporate and Unallocated G&A expense was driven by costs associated with the previously disclosed ransomware attack, higher professional fees, higher current year expenses related to our annual incentive compensation programs and higher software costs and amortization.

Interest expense, net

The quarterly and year to date decrease in Interest expense, net was primarily driven by lapping of $28 millon of expense in the prior year relating to the call premium and unamortized debt issuance costs written-off associated with the redemption of the 2025 Notes (as discussed in our 2022 Form 10-K) and higher interest income. This decrease was partially offset by a higher weighted average interest rate on our outstanding borrowings.

Consolidated Cash Flows

Net cash provided by operating activities was $678 million in 2023 versus $522 million in 2022. The increase was primarily driven by an increase in Operating profit before Special Items, timing of spending on advertising and a decrease in incentive compensation payments, partially offset by higher interest payments.

Net cash provided by investing activities was $26 million in 2023 versus net cash used in investing activities of $64 million in 2022. The change was primarily driven by proceeds from the current year sale of KFC Russia, partially offset by higher current year capital spending.

Net cash used in financing activities was $698 million in 2023 versus $586 million in 2022. The change was primarily driven by lower net borrowings, partially offset by lower current year share repurchases.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past four years and we expect that to continue to be the case in 2023. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement which had $30 million outstanding as of June 30, 2023. We believe that our ongoing cash from operations, cash on hand, which was approximately $440 million at June 30, 2023, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2022 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of June 30, 2023, approximately 94%, including the impact of interest rate swaps, of our $11.6 billion of total debt outstanding, excluding the Revolving Facility balances, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%. We ended the quarter with a consolidated net leverage ratio of 4.7x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of June 30, 2023.

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes	$10			$938	$884	$595	$589		$737				$3,753
Credit Agreement	17	$48	$53	662	15	1,398							2,193
Revolving Facility				30									30
Subsidiary Senior Unsecured Notes					750								750
YUM Senior Unsecured Notes	325							$800	1,050	$2,100	$325	$275	4,875
Total	$352	$48	$53	$1,630	$1,649	$1,993	$589	$800	$1,787	$2,100	$325	$275	$11,601

See Note 10 for details on the Securitization Notes, the Credit Agreement, Revolving Facility, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

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

We have incurred, and may continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. In addition, several separate putative class actions have been filed in U.S. federal and state court by current and/or former employees alleging violations of privacy and other rights in connection with the ransomware incident. We do not believe the impact of the incident or the aforementioned matters will ultimately have a material adverse effect on our business, results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 30, 2023, to the disclosures made in Item 7A of the Company’s 2022 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2023.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and subsidiaries (YUM) as of June 30, 2023, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and six-month periods ended June 30, 2023 and 2022, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 7, 2023

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2023, we did not repurchase shares of our Common Stock. In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. As of June 30, 2023, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under this authorization.

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

10.1
Refinancing Amendment No. 6, dated as of June 28, 2023, to Credit Agreement dated as of June 16, 2016 among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, as attached herein.

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

YUM! BRANDS, INC.
(Registrant)

Date:	August 7, 2023	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)