Form 10-Q
period 2023-09-30
YUM BRANDS INC
filed 2023-11-07
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of November 2, 2023, was 280,308,219 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Company sales	$510	$479	$1,495	$1,448
Franchise and property revenues	796	760	2,351	2,211
Franchise contributions for advertising and other services	402	401	1,194	1,164
Total revenues	1,708	1,640	5,040	4,823
Costs and Expenses, Net
Company restaurant expenses	421	402	1,239	1,219
General and administrative expenses	267	261	840	768
Franchise and property expenses	27	28	95	89
Franchise advertising and other services expense	400	396	1,183	1,153
Refranchising (gain) loss	(19)	(3)	(40)	(15)
Other (income) expense	(1)	10	14	—
Total costs and expenses, net	1,095	1,094	3,331	3,214
Operating Profit	613	546	1,709	1,609
Investment (income) expense, net	(16)	(27)	(21)	(19)
Other pension (income) expense	(2)	2	(5)	3
Interest expense, net	126	124	381	390
Income Before Income Taxes	505	447	1,354	1,235
Income tax provision	89	116	220	281
Net Income	$416	$331	$1,134	$954

Basic Earnings Per Common Share	$1.48	$1.16	$4.03	$3.33

Diluted Earnings Per Common Share	$1.46	$1.14	$3.97	$3.28

Dividends Declared Per Common Share	$0.605	$0.57	$1.815	$1.71

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/30/2023	9/30/2022	9/30/2023	9/30/2022

Net Income	$416	$331	$1,134	$954
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(20)	(55)	(8)	(99)
Reclassification of adjustments and (gains) losses into Net Income	—	—	60	—
	(20)	(55)	52	(99)
Tax (expense) benefit	—	—	—	—
	(20)	(55)	52	(99)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	20	—	20
Reclassification of (gains) losses into Net Income	—	5	1	14
	—	25	1	34
Tax (expense) benefit	—	(6)	(2)	(8)
	—	19	(1)	26
Changes in derivative instruments
Unrealized gains (losses) arising during the period	7	42	25	114
Reclassification of (gains) losses into Net Income	(9)	1	(20)	19
	(2)	43	5	133
Tax (expense) benefit	1	(11)	(1)	(33)
	(1)	32	4	100

Other comprehensive income (loss), net of tax	(21)	(4)	55	27
Comprehensive Income	$395	$327	$1,189	$981

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/30/2023	9/30/2022
Cash Flows – Operating Activities
Net Income	$1,134	$954
Depreciation and amortization	104	104
Refranchising (gain) loss	(40)	(15)
Investment (income) expense, net	(21)	(19)
Deferred income taxes	(93)	3
Share-based compensation expense	69	64
Changes in accounts and notes receivable	(13)	(26)
Changes in prepaid expenses and other current assets	(16)	(3)
Changes in accounts payable and other current liabilities	(52)	(149)
Changes in income taxes payable	(4)	(3)
Other, net	87	65
Net Cash Provided by Operating Activities	1,155	975

Cash Flows – Investing Activities
Capital spending	(179)	(158)
Proceeds from sale of KFC Russia	121	—
Proceeds from refranchising of restaurants	57	51
Other, net	(3)	(5)
Net Cash Used in Investing Activities	(4)	(112)

Cash Flows – Financing Activities
Proceeds from long-term debt	—	999
Repayments of long-term debt	(60)	(678)
Revolving credit facility, three months or less, net	(279)	—
Repurchase shares of Common Stock	(50)	(714)
Dividends paid on Common Stock	(508)	(489)
Debt issuance costs	—	(11)
Other, net	(24)	(35)
Net Cash Used in Financing Activities	(921)	(928)
Effect of Exchange Rates on Cash and Cash Equivalents	(2)	(43)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	228	(108)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	647	771
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$875	$663

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 9/30/2023	12/31/2022
ASSETS
Current Assets
Cash and cash equivalents	$656	$367
Accounts and notes receivable, net	647	648
Prepaid expenses and other current assets	402	594
Total Current Assets	1,705	1,609

Property, plant and equipment, net	1,157	1,171
Goodwill	638	638
Intangible assets, net	369	354
Other assets	1,360	1,324
Deferred income taxes	842	750
Total Assets	$6,071	$5,846

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,119	$1,251
Income taxes payable	12	16
Short-term borrowings	373	398
Total Current Liabilities	1,504	1,665

Long-term debt	11,152	11,453
Other liabilities and deferred credits	1,605	1,604
Total Liabilities	14,261	14,722

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 280 shares issued in 2023 and 2022	33	—
Accumulated deficit	(7,909)	(8,507)
Accumulated other comprehensive loss	(314)	(369)
Total Shareholders’ Deficit	(8,190)	(8,876)
Total Liabilities and Shareholders’ Deficit	$6,071	$5,846

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended September 30, 2023 and 2022
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at June 30, 2023	280	$13	$(8,156)	$(293)	$(8,436)
Net Income			416		416
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(20)	(20)
Reclassification of translation adjustments into income				—	—
Pension and post-retirement benefit plans				—	—
Net loss on derivative instruments (net of tax impact of $1 million)				(1)	(1)
Comprehensive Income					395
Dividends declared			(169)		(169)
Repurchase of shares of Common Stock					—
Employee share-based award exercises	—	(4)			(4)
Share-based compensation events		24			24
Balance at September 30, 2023	280	$33	$(7,909)	$(314)	$(8,190)

Balance at December 31, 2022	280	$—	$(8,507)	$(369)	$(8,876)
Net Income			1,134		1,134
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(8)	(8)
Reclassification of translation adjustments into income				60	60
Pension and post-retirement benefit plans (net of tax impact of $2 million)				(1)	(1)
Net gain on derivative instruments (net of tax impact of $1 million)				4	4
Comprehensive Income					1,189
Dividends declared			(510)		(510)
Repurchase of shares of Common Stock	—	(24)	(26)		(50)
Employee share-based award exercises	—	(24)			(24)
Share-based compensation events		81			81
Balance at September 30, 2023	280	$33	$(7,909)	$(314)	$(8,190)

Balance at June 30, 2022	285	$—	$(8,274)	$(294)	$(8,568)
Net Income			331		331
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(55)	(55)
Pension and post-retirement benefit plans (net of tax impact of $6 million)				19	19
Net gain on derivative instruments (net of tax impact of $11 million)				32	32
Comprehensive Income					327
Dividends declared			(162)		(162)
Repurchase of shares of Common Stock	(1)	(18)	(139)		(157)
Employee share-based award exercises	—	(3)			(3)
Share-based compensation events		21			21
Balance at September 30, 2022	284	$—	$(8,244)	$(298)	$(8,542)

Balance at December 31, 2021	289	$—	$(8,048)	$(325)	$(8,373)
Net Income			954		954
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(99)	(99)
Pension and post-retirement benefit plans (net of tax impact of $8 million)				26	26
Net gain on derivative instruments (net of tax impact of $33 million)				100	100
Comprehensive Income					981
Dividends declared			(491)		(491)
Repurchase of shares of Common Stock	(6)	(55)	(659)		(714)
Employee share-based award exercises	1	(24)			(24)
Share-based compensation events		79			79
Balance at September 30, 2022	284	$—	$(8,244)	$(298)	$(8,542)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 57,000 restaurants in more than 155 countries and territories.  As of September 30, 2023, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of September 30, 2023, YUM consisted of four operating segments:

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

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended September 30, 2023. These reclassifications had no effect on previously reported Net Income.

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

During the second quarter of 2022, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator. In April 2023, we completed our exit from the Russian market by selling the KFC business in Russia to Smart Service Ltd., including all Russian company owned KFC restaurants, operating system, and master franchise rights as well as the trademark for the Rostik's brand. Under the sale and purchase agreement, the buyer has agreed to lead the process to rebrand KFC restaurants in Russia to Rostik's and to retain the Company's employees in Russia. We recorded a charge of $3 million to Other income (expense) during the year to date ended September 30, 2023 as the write-off of our net investment in KFC Russia, including the related cumulative foreign currency translation losses of $60 million, exceeded the consideration received from the sale which primarily included cash proceeds of $121 million.

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

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2023	2022	2023	2022
Net Income	$416	$331	$1,134	$954

Weighted-average common shares outstanding (for basic calculation)	281	285	281	287
Effect of dilutive share-based employee compensation	5	4	5	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	286	289	286	291

Basic EPS	$1.48	$1.16	$4.03	$3.33

Diluted EPS	$1.46	$1.14	$3.97	$3.28
Unexercised employee stock options and stock appreciation rights (in millions) excluded from the diluted EPS computation(a)	1.7	2.0	1.7	1.9

(a)These unexercised employee stock options and stock appreciation rights were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years ended September 30, 2023 and 2022 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2023	2022	2023	2022	2023
May 2021	—	5,987	—	714	—
September 2022	387	—	50	—	1,700
Total	387	5,987	$50	$714	$1,700

In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. As of September 30, 2023, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under the September 2022 authorization.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at June 30, 2023, net of tax	$(218)	$(95)	$20	$(293)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(20)	—	6	(14)

(Gains) losses reclassified from AOCI, net of tax	—	—	(7)	(7)
	(20)	—	(1)	(21)
Balance at September 30, 2023, net of tax	$(238)	$(95)	$19	$(314)

Balance at December 31, 2022, net of tax	$(290)	$(94)	$15	$(369)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(8)	(2)	19	9

(Gains) losses reclassified from AOCI, net of tax	60	1	(15)	46
	52	(1)	4	55
Balance at September 30, 2023, net of tax	$(238)	$(95)	$19	$(314)

Note 4 - Other (Income) Expense

	Quarter ended		Year to date
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Foreign exchange net (gain) loss	$4	$4	$8	$(8)
Impairment and closure expense	1	1	2	—
Other	(6)	5	4	8
Other (income) expense	$(1)	$10	$14	$—

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

	9/30/2023	12/31/2022
Accounts and notes receivable, gross	$692	$685
Allowance for doubtful accounts	(45)	(37)
Accounts and notes receivable, net	$647	$648

Property, Plant and Equipment, net

	9/30/2023	12/31/2022
Property, plant and equipment, gross	$2,462	$2,454
Accumulated depreciation and amortization	(1,305)	(1,283)
Property, plant and equipment, net	$1,157	$1,171

Assets held-for-sale totaled $6 million and $190 million as of September 30, 2023 and December 31, 2022, respectively, and are included in Prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets. Liabilities held-for-sale totaled $2 million and $65 million as of September 30, 2023 and December 31, 2022, respectively, and are included in Accounts payable and other current liabilities in our Condensed Consolidated Balance Sheets. Assets and liabilities held-for-sale as of December 31, 2022, primarily included the assets and liabilities of our KFC Russia business.

Other Assets	9/30/2023	12/31/2022
Operating lease right-of-use assets(a)	$763	$742
Franchise incentives	182	172
Investment in Devyani International Limited (See Note 12)	137	116
Other	278	294
Other assets	$1,360	$1,324

(a)    Non-current operating lease liabilities of $752 million and $731 million as of September 30, 2023 and December 31, 2022, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	9/30/2023	12/31/2022
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$656	$367
Restricted cash included in Prepaid expenses and other current assets(a)	185	220
Restricted cash and restricted cash equivalents included in Other assets(b)	34	35
Cash and restricted cash related to KFC Russia included in assets held-for-sale	—	25
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$875	$647

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 6 - Income Taxes

	Quarter ended		Year to date
	2023	2022	2023	2022
Income tax (benefit) provision	$89	$116	$220	$281
Effective tax rate	17.7%	25.8%	16.3%	22.7%

Our third quarter effective tax rate was lower than the prior year primarily due to the following:

•Tax benefit recognized in the quarter ended September 30, 2023, as compared to tax expense recognized in the quarter ended September 30, 2022, associated with adjustments related to prior year taxes.

•Higher tax benefit recognized in the quarter ended September 30, 2023, associated with U.S. interest expense deductions and U.S. foreign tax credits.

Our year to date effective tax rate was lower than the prior year primarily due to the items discussed above, as well as the following:

•$18 million tax benefit recorded in the year to date ended September 30, 2023, associated with the reversal of a reserve established in prior years due to the favorable resolution of a tax audit in a foreign jurisdiction.

•$10 million tax benefit recorded in the year to date ended September 30, 2023, associated with establishing additional net operating loss carryforward deferred tax assets in a foreign jurisdiction.

•$82 million of tax benefit recorded in the year to date ended September 30, 2022, from the release of a valuation allowance on foreign tax credit carryforwards. In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company’s 2022 tax year. These regulations made foreign taxes paid to certain countries no longer creditable in the U.S., which was expected to result in additional foreign tax credit carryforward utilization prospectively. As a result, we reversed a valuation allowance associated with existing foreign tax credit carryforwards. The U.S. Treasury published clarifying guidance in November 2022 which resulted in foreign taxes originally determined to be non-creditable under the January 2022 regulations to now be treated as creditable taxes. As such, the valuation allowance on foreign tax credit carryforwards that was released in the quarter ended March 31, 2022, was re-established in the quarter ended December 31, 2022.

•$69 million of net tax expense recorded in the year to date ended September 30, 2022, resulting from the Company’s decision to exit KFC Russia. We remeasured and reassessed the need for a valuation allowance on deferred tax assets in Switzerland due to the expected reduction in the tax basis of intellectual property rights associated with the loss of the Russian royalty income. In addition, we reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference would reverse by way of sale.

Note 7 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 9/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$15	$256	$2	$135	$408
Franchise revenues	48	196	64	1	309
Property revenues	4	9	1	1	15
Franchise contributions for advertising and other services	9	152	72	—	233

China
Franchise revenues	66	—	18	—	84

Other
Company sales	102	—	—	—	102
Franchise revenues	296	13	67	—	376
Property revenues	12	—	—	—	12
Franchise contributions for advertising and other services	148	3	18	—	169
	$700	$629	$242	$137	$1,708

	Quarter ended 9/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$16	$234	$4	$129	$383
Franchise revenues	47	173	65	—	285
Property revenues	4	10	1	1	16
Franchise contributions for advertising and other services	7	136	72	1	216

China
Franchise revenues	61	—	17	—	78

Other
Company sales	96	—	—	—	96
Franchise revenues	291	13	62	—	366
Property revenues	15	—	—	—	15
Franchise contributions for advertising and other services	167	2	16	—	185
	$704	$568	$237	$131	$1,640

	Year to date 9/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$48	$738	$11	$404	$1,201
Franchise revenues	143	568	200	4	915
Property revenues	10	29	3	2	44
Franchise contributions for advertising and other services	25	440	224	1	690

China
Franchise revenues	193	—	52	—	245

Other
Company sales	294	—	—	—	294
Franchise revenues	870	40	198	—	1,108
Property revenues	38	—	1	—	39
Franchise contributions for advertising and other services	448	7	49	—	504
	$2,069	$1,822	$738	$411	$5,040

	Year to date 9/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$47	$691	$14	$390	$1,142
Franchise revenues	139	508	193	3	843
Property revenues	10	31	3	1	45
Franchise contributions for advertising and other services	20	401	216	1	638

China
Franchise revenues	170	—	46	—	216

Other
Company sales	306	—	—	—	306
Franchise revenues	834	35	195	—	1,064
Property revenues	42	—	1	—	43
Franchise contributions for advertising and other services	473	5	48	—	526
	$2,041	$1,671	$716	$395	$4,823

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2023 is presented below.

Deferred Franchise Fees
Balance at December 31, 2022	$434
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(62)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	58
Other(a)	(14)
Balance at September 30, 2023	$416

(a)    Includes impact of foreign currency translation as well as the recognition of deferred franchise fees into Refranchising (gain) loss upon the termination of existing franchise agreements when entering into master franchise agreements.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$71
1 - 2 years	61
2 - 3 years	56
3 - 4 years	50
4 - 5 years	42
Thereafter	136
Total	$416

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2023	2022	2023	2022
KFC Division	$700	$704	$2,069	$2,041
Taco Bell Division	629	568	1,822	1,671
Pizza Hut Division	242	237	738	716
Habit Burger Grill Division	137	131	411	395
	$1,708	$1,640	$5,040	$4,823

	Quarter ended		Year to date
Operating Profit	2023	2022	2023	2022
KFC Division	$344	$304	$975	$888
Taco Bell Division	226	204	658	604
Pizza Hut Division	97	92	292	287
Habit Burger Grill Division	(2)	(4)	(4)	(14)
Corporate and unallocated G&A expenses(a)	(68)	(67)	(238)	(203)
Unallocated Franchise and property income (expenses)(a)	1	—	(1)	(4)
Unallocated Refranchising gain (loss)	19	3	40	15
Unallocated Other income (expense)(a)	(4)	14	(13)	36
Operating Profit	$613	$546	$1,709	$1,609
Investment income (expense), net(b)	16	27	21	19
Other pension income (expense)	2	(2)	5	(3)
Interest expense, net(c)	(126)	(124)	(381)	(390)
Income before income taxes	$505	$447	$1,354	$1,235

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Our operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of sale or transfer (see Note 1), within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net profits and losses subsequent to that date from the Division segment results in which they were earned to Unallocated Other income (expense). As a result, we reclassed net operating losses of $1 million from KFC Division Other income (expense) to Unallocated Other income (expense) during the year to date ended September 30, 2023, and net operating profit of $19 million and $30 million from Divisional Other income (expense) to Unallocated Other income (expense) during the quarter and year to date ended September 30, 2022, respectively. Additionally, we recorded income of $1 million and a charge of $3 million to Unallocated Other income (expense) during the quarter and year to date ended September 30, 2023, respectively, from the sale of our KFC Russia business.

Also included in Unallocated Other income (expense) were $1 million in foreign exchange losses attributable to fluctuations in the value of the Russian Ruble during the year to date ended September 30, 2023, and foreign exchange losses of $1 million and foreign exchange gains of $15 million during the quarter and year to date ended September 30, 2022, respectively. Additionally, we recorded expense of $4 million to Corporate and unallocated G&A expenses during the year to date ended September 30, 2023, and income of $1 million and expense of $1 million to Unallocated Franchise and property expenses during the quarter and year to date ended September 30, 2023, respectively, for certain expenses related to the disposition of the businesses and other costs related to our exit from Russia. We recorded similar charges of $1 million and $3 million to Corporate and Unallocated G&A expenses and $1 million and $5 million to Unallocated Franchise and property expenses during the quarter and year to date ended September 30, 2022, respectively.

(b)Includes changes in the value of our investment in Devyani International Limited (see Note 12).

(c)Includes a $23 million call premium and $5 million of unamortized debt issuance costs written off related to the redemption of the 2025 Notes (as discussed in our 2022 Form 10-K) during the year to date ended September 30, 2022.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2023	2022	2023	2022
Service cost	$1	$2	$3	$5
Interest cost	10	8	31	24
Expected return on plan assets	(12)	(11)	(37)	(34)
Amortization of net (gain) / loss	—	3	(1)	8
Amortization of prior service cost	—	1	1	4
Net periodic benefit cost	$(1)	$3	$(3)	$7

Additional loss recognized due to settlements(a)	$—	$2	$—	$2

(a)    Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. This loss was recorded in Other pension (income) expense.

Note 10 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/30/2023	12/31/2022
Current maturities of long-term debt	$376	$405
Less current portion of debt issuance costs and discounts	(3)	(7)
Short-term borrowings	$373	$398

Long-term Debt
Securitization Notes	$3,743	$3,772
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	—	279
Term Loan A Facility	722	736
Term Loan B Facility	1,463	1,474
YUM Senior Unsecured Notes	4,875	4,875
Finance lease obligations	50	57
	$11,603	$11,943
Less long-term portion of debt issuance costs and discounts	(75)	(85)
Less current maturities of long-term debt	(376)	(405)
Long-term debt	$11,152	$11,453

Details of our Short-term borrowings and Long-term debt as of December 31, 2022 can be found within our 2022 Form 10-K.

Cash paid for interest during the year to date ended September 30, 2023, was $367 million. Excluding the $28 million associated with the extinguishment of the 2025 Notes (as discussed in our 2022 Form 10-K), cash paid for interest during the year to date ended September 30, 2022 was $331 million.

Note 11 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates associated with certain foreign currency denominated intercompany receivables and payables is currently not significant.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both September 30, 2023 and December 31,

2022, we had interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. These interest rate swaps have been designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of September 30, 2023 or December 31, 2022.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through September 30, 2023, the swaps were highly effective cash flow hedges.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2023	2022	2023	2022	2023	2022	2023	2022

Interest rate swaps	$6	$40	$(8)	$3	$23	$111	$(20)	$23

Income tax benefit/(expense)	(1)	(10)	2	(1)	(6)	(27)	5	(6)

As of September 30, 2023, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $31 million, based on current Secured Overnight Financing Rate ("SOFR") interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both September 30, 2023 and December 31, 2022, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2023, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 12 for the fair value of our derivative assets and liabilities.

Note 12 - Fair Value Disclosures

As of September 30, 2023, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	9/30/2023		12/31/2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,743	$3,266	$3,772	$3,273
Subsidiary Senior Unsecured Notes(b)	750	724	750	731
Term Loan A Facility(b)	722	719	736	729
Term Loan B Facility(b)	1,463	1,467	1,474	1,459
YUM Senior Unsecured Notes(b)	4,875	4,423	4,875	4,473

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	9/30/2023	12/31/2022
Assets
Investments	Other assets	1	$139	$118
Investments	Other assets	3	5	5
Interest Rate Swaps	Prepaid expenses and other current assets	2	31	26
Interest Rate Swaps	Other assets	2	14	16

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Investments primarily include our approximate 5% minority interest in Devyani International Limited (“Devyani”), a franchise entity that operates KFC and Pizza Hut restaurants in India, with a fair value of $137 million and $116 million at September 30, 2023 and December 31, 2022, respectively. For the quarter and year to date ended September 30, 2023, we recognized pre-tax investment gains of $16 million and $21 million, respectively, related to changes in fair value of our investment in Devyani.

Note 13 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $940 million through the third quarter of 2023. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 30, 2023, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $375 million. The present value of these potential payments discounted at our pre-tax cost of debt at September 30, 2023, was approximately $300 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of September 30, 2023, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $135 million. Of this amount, $130 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal that had been scheduled for August has been rescheduled to December 4, 2023. The stay order remains in effect and the next hearing in the Delhi High Court that had been scheduled for October has been rescheduled to December 14, 2023. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 57,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 57,000 restaurants, 98% are operated by franchisees.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. The year to date Financial Highlights table below reflects the impact of removing the system sales of all Russian units from our system sales totals as of the beginning of the second quarter of 2022.

Quarterly Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+12	+6	+8	+13	+14
Taco Bell Division	+11	+8	+5	+11	+11
Pizza Hut Division	+4	+1	+4	+5	+7
YUM	+10	+6	+6	+12	+16
Year to date Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+14	+9	+8	+10	+14
Taco Bell Division	+10	+7	+5	+9	+9
Pizza Hut Division	+7	+4	+4	+2	+5
YUM	+11	+7	+6	+6	+13

Additionally:

•As of the beginning of the second quarter of 2022, we elected to remove 1,165 Russia units from our unit count and begin excluding their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our KFC and Pizza Hut units counts, respectively. As a result:
◦Year to date YUM and KFC Division system sales growth excluding foreign currency as shown above were each negatively impacted by 1 percentage point.

•Also, we elected to reclass future net profits attributable to Russia subsequent to the date of invasion from the Division segments in which those profits were earned to Unallocated Other income and reflected such profits as a Special Item as they are not indicative of our ongoing results. As a result of the decline in Core Operating Profits attributable to Russia:
◦Year to date YUM and KFC Division Core Operating Profit as shown above were each negatively impacted by 1 percentage point.

•Foreign currency translation unfavorably impacted Divisional Operating Profit by $5 million and $49 million for the quarter and year to date ended September 30, 2023, respectively.

	Third Quarter			Year to date
	2023	2022	% Change	2023	2022	% Change
GAAP EPS	$1.46	$1.14	+27	$3.97	$3.28	+21
Less Special Items EPS	$0.02	$0.05	NM	$0.06	$0.07	NM
EPS Excluding Special Items	$1.44	$1.09	+32	$3.91	$3.21	+22

•In addition to the aforementioned factors impacting Operating Profit, our diluted EPS, excluding Special Items, was favorably impacted by $0.05 and $0.07 for the quarter and year to date ended September 30, 2023, respectively, and $0.08 and $0.06 for the quarter and year to date ended September 30, 2022, respectively, from mark to market adjustments from unrealized investment gains. Foreign currency translation negatively impacted our diluted EPS, excluding Special Items, by approximately $0.01 and $0.14 for the quarter and year to date ended September 30, 2023, respectively.

•Gross unit openings for the quarter were 1,130 units resulting in 849 net new units. Gross unit openings for the year to date were 2,901 units resulting in 1,914 net new units.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2023	2022	% B/(W)		2023	2022	% B/(W)
Company sales	$510	$479	6		$1,495	$1,448	3
Franchise and property revenues	796	760	5		2,351	2,211	6
Franchise contributions for advertising and other services	402	401	—		1,194	1,164	3
Total revenues	1,708	1,640	4		5,040	4,823	5

Company restaurant expenses	421	402	(5)		1,239	1,219	(2)
G&A expenses	267	261	(2)		840	768	(9)
Franchise and property expenses	27	28	8		95	89	(5)
Franchise advertising and other services expense	400	396	(1)		1,183	1,153	(3)
Refranchising (gain) loss	(19)	(3)	NM		(40)	(15)	NM
Other (income) expense	(1)	10	NM		14	—	NM
Total costs and expenses, net	1,095	1,094	—		3,331	3,214	(4)
Operating Profit	613	546	12		1,709	1,609	6

Investment (income) expense, net	(16)	(27)	NM		(21)	(19)	NM
Other pension (income) expense	(2)	2	NM		(5)	3	NM
Interest expense, net	126	124	(1)		381	390	2
Income before income taxes	505	447	13		1,354	1,235	10
Income tax provision (benefit)	89	116	22		220	281	21
Net Income	$416	$331	26		$1,134	$954	19

Diluted EPS(a)	$1.46	$1.14	27		$3.97	$3.28	21
Effective tax rate	17.7%	25.8%	8.1	ppts.	16.3%	22.7%	6.4	ppts.

(a)See Note 2 for the number of shares used in this calculation.

Performance Metrics

Unit Count	9/30/2023	9/30/2022	% Increase (Decrease)
Franchise	56,269	53,014	6
Company-owned	1,005	980	3
Total	57,274	53,994	6

	Quarter ended		Year to date
	2023	2022	2023	2022
Same-store Sales Growth (Decline) %	6	5	7	3
System Sales Growth (Decline) %, reported	9	1	9	2
System Sales Growth (Decline) %, excluding FX	10	7	11	6

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2023	2022	2023	2022

Consolidated
Company sales(a)	$510	$479	$1,495	$1,448
Franchise sales	15,320	14,064	44,777	41,197
System sales	15,830	14,543	46,272	42,645
Negative (Positive) Foreign Currency Impact(b)	148	N/A	1,177	N/A
System sales, excluding FX	$15,978	$14,543	$47,449	$42,645

KFC Division
Company sales(a)	$117	$112	$342	$353
Franchise sales	8,503	7,712	24,633	22,456
System sales	8,620	7,824	24,975	22,809
Negative (Positive) Foreign Currency Impact(b)	133	N/A	967	N/A
System sales, excluding FX	$8,753	$7,824	$25,942	$22,809

Taco Bell Division
Company sales(a)	$256	$234	$738	$691
Franchise sales	3,548	3,183	10,290	9,343
System sales	3,804	3,417	11,028	10,034
Negative (Positive) Foreign Currency Impact(b)	(7)	N/A	3	N/A
System sales, excluding FX	$3,797	$3,417	$11,031	$10,034

Pizza Hut Division
Company sales(a)	$2	$4	$11	$14
Franchise sales	3,241	3,142	9,769	9,331
System sales	3,243	3,146	9,780	9,345
Negative (Positive) Foreign Currency Impact(b)	22	N/A	207	N/A
System sales, excluding FX	$3,265	$3,146	$9,987	$9,345

Habit Burger Grill Division
Company sales(a)	$135	$129	$404	$390
Franchise sales	28	27	85	67
System sales	163	156	489	457
Negative (Positive) Foreign Currency Impact(b)	—	N/A	—	N/A
System sales, excluding FX	$163	$156	$489	$457

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2023	2022	2023	2022
Core Operating Profit Growth %	16	8	13	Even
Diluted EPS Growth (Decline) %, excluding Special Items	32	(11)	22	(7)
Effective Tax Rate excluding Special Items	18.6%	26.6%	18.7%	23.8%

	Quarter ended		Year to date
	2023	2022	2023	2022
Company restaurant profit	$89	$77	$256	$229
Company restaurant margin %	17.3%	16.2%	17.1%	15.8%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended		Year to date
	2023	2022	2023	2022
Consolidated
GAAP Operating Profit	$613	$546	$1,709	$1,609
Detail of Special Items:
(Gain) loss associated with market-wide refranchisings(a)	(2)	—	(7)	(2)
Operating (profit) loss impact from decision to exit Russia(b)	(2)	(16)	10	(37)
Charges associated with Resource Optimization(c)	3	2	13	3
Other Special Items Expense	2	—	3	—
Special Items (Income) Expense - Operating Profit	1	(14)	19	(36)
Negative (Positive) Foreign Currency Impact on Operating Profit	5	N/A	49	N/A
Core Operating Profit	$619	$532	$1,777	$1,573

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Statements of Income Line Item
General and administrative expenses	$4	$2	$19	$5
Franchise and property expenses	(1)	1	1	5
Refranchising (gain) loss	(2)	—	(7)	(2)
Other (income) expense	—	(17)	6	(44)
Special Items (Income) Expense - Operating Profit	$1	$(14)	$19	$(36)

KFC Division
GAAP Operating Profit	$344	$304	$975	$888
Negative (Positive) Foreign Currency Impact	4	N/A	40	N/A
Core Operating Profit	$348	$304	$1,015	$888

Taco Bell Division
GAAP Operating Profit	$226	$204	$658	$604
Negative (Positive) Foreign Currency Impact	(1)	N/A	—	N/A
Core Operating Profit	$225	$204	$658	$604

Pizza Hut Division
GAAP Operating Profit	$97	$92	$292	$287
Negative (Positive) Foreign Currency Impact	2	N/A	9	N/A
Core Operating Profit	$99	$92	$301	$287

Habit Burger Grill Division
GAAP Operating Loss	$(2)	$(4)	$(4)	$(14)
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit (Loss)	$(2)	$(4)	$(4)	$(14)

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$416	$331	$1,134	$954
Special Items (Income) Expense - Operating Profit	1	(14)	19	(36)
Special Items (Income) Expense - Interest Expense, net(d)	—	—	—	28
Special Items Tax (Benefit)(e)	(4)	—	(36)	(12)
Net Income excluding Special Items	$413	$317	$1,117	$934

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.46	$1.14	$3.97	$3.28
Less Special Items Diluted EPS	0.02	0.05	0.06	0.07
Diluted EPS excluding Special Items	$1.44	$1.09	$3.91	$3.21

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	17.7%	25.8%	16.3%	22.7%
Impact on Tax Rate as a result of Special Items	(0.9)%	(0.8)%	(2.4)%	(1.1)%
Effective Tax Rate excluding Special Items	18.6%	26.6%	18.7%	23.8%

(a)    Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the quarter ended September 30, 2023, we recorded net refranchising gains of $2 million, that have been reflected as a Special Item. During the years to date ended September 30, 2023 and 2022, we recorded net refranchising gains of $7 million and $2 million, respectively, that have been reflected as Special Items.

Additionally, we recorded net refranchising gains of $17 million and $3 million during the quarters ended September 30, 2023 and 2022, respectively, that have not been reflected as Special Items. During the years to date ended September 30, 2023 and 2022, we recorded net refranchising gains of $33 million and $13 million, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings that we believe are indicative of our expected ongoing refranchising activity.

(b)In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts. During the second quarter of 2022, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator. In the second quarter of 2023, we completed our exit from the Russia market by selling the KFC business in Russia.

Our GAAP operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of transfer or sale, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net operating profits or losses from the Division segment results in which they were earned to Unallocated Other income (expense). Additionally, we incurred certain expenses related to the dispositions of the businesses and other one-time costs related to our exit from Russia which we recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. Also recorded in Unallocated Other income (expense) were foreign exchange impacts attributable to fluctuations in the value of the Russian ruble and income of $1 million and a charge of $3 million recorded during the quarter and year to date ended September 30, 2023, respectively, as a result of the completion of the sale of the KFC Russia business. The resulting net Operating Profit of $2 million and net Operating Loss of $10 million for the quarter and year to date ended September 30, 2023, respectively, and net Operating Profit of $16 million and $37 million for the quarter and year to date ended September 30, 2022, respectively, have been reflected as Special Items.

(c)We recorded charges of $3 million and $13 million during the quarter and year to date ended September 30, 2023, respectively, and $2 million and $3 million during the quarter and year to date ended September 30, 2022, to General and administrative expenses related to a resource optimization program initiated in the third quarter of 2020. This program is part of our efforts to optimize our resources, reallocating them toward critical areas of the business that will drive future growth. Due to their scope and size, these charges have been reflected as Special Items.

(d)During the year to date ended September 30, 2022, the Company redeemed $600 million aggregate principal amount of 7.75% YUM Senior Unsecured Notes due in 2025 (the "2025 Notes"). The redemption amount was equal to 103.875% of the $600 million aggregate principal amount redeemed, reflecting a $23 million "call premium". We recognized the call premium and the write-off of $5 million of unamortized debt issuance costs associated with the 2025 Notes within Interest expense, net as a Special Item due to their size and the fact that the amounts are not indicative of our ongoing interest expense.

(e)The below table includes the detail of Special Items Tax (Benefit) Expense:

	Quarter ended		Year to date
	9/30/23	9/30/22	9/30/23	9/30/22
Tax (Benefit) Expense on Special Items Operating Profit and Interest Expense	$—	$2	$(2)	$1
Tax (Benefit) Expense - Income tax impacts from decision to exit Russia	(4)	(2)	(12)	69
Tax (Benefit) - U.S. foreign tax credit regulations issued in January 2022	—	—	—	(82)
Tax (Benefit) - Other Income tax impacts recorded as Special	—	—	(22)	—
Special Items Tax (Benefit) Expense	$(4)	$—	$(36)	$(12)

Tax (Benefit) Expense on Special Items Operating Profit and Interest Expense was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Special Items Tax (Benefit) Expense includes $69 million of net tax expense recorded in the year to date ended September 30, 2022, resulting from the Company’s decision to exit KFC Russia. We remeasured and reassessed the need for a valuation allowance on deferred tax assets in Switzerland due to the expected reduction in the tax basis of intellectual property rights associated with the loss of the Russian royalty income. In addition, we reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference would reverse by way of sale.

Special Items Tax (Benefit) Expense includes a tax benefit discretely recorded in the year to date ended September 30, 2022 of $82 million. In January 2022, the U.S. Treasury published new regulations impacting foreign tax credit utilization beginning in the Company's 2022 tax year. These regulations made foreign taxes paid to certain countries no longer creditable in the U.S., which was expected to result in additional foreign tax credit carryforward utilization prospectively. As a result, we reversed a valuation allowance associated with existing foreign tax credit carryforwards. This valuation allowance reversal resulted in a one-time tax benefit of $82 million in the quarter ended March 31, 2022 that was reflected as a Special Item. The U.S Treasury published clarifying guidance in November 2022 which resulted in foreign taxes originally determined to be non-creditable under the January 2022 regulations to now be treated as creditable taxes. As such the valuation allowance on foreign tax credit carryforwards that was released in the quarter ended March 31, 2022, was re-established in the quarter ended December 31, 2022.

Other Income Tax impacts recorded as Special in the year to date ended September 30, 2023 include benefits related to the reversal of a reserve due to the favorable resolution of a tax audit in a foreign jurisdiction. Such reserve was established in prior years related to deferred tax assets originally recorded as a Special Item as part of an intercompany restructuring of intellectual property. Other Income Tax impacts recorded as Special in the year to date ended September 30, 2023 also include the release of valuation allowances associated with a jurisdiction in which a market-wide refranchising event occurred.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 9/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$344	$226	$97	$(2)	$(52)	$613
Less:
Franchise and property revenues	426	218	150	2	—	796
Franchise contributions for advertising and other services	157	155	90	—	—	402
Add:
General and administrative expenses	86	47	51	15	68	267
Franchise and property expenses	15	7	5	1	(1)	27
Franchise advertising and other services expense	156	153	91	—	—	400
Refranchising (gain) loss	—	—	—	—	(19)	(19)
Other (income) expense	(1)	1	(4)	(1)	4	(1)
Company restaurant profit	$17	$61	$—	$11	$—	$89
Company sales	$117	$256	$2	$135	$—	$510
Company restaurant margin %	14.3%	23.8%	(9.0)%	7.8%	N/A	17.3%

	Quarter ended 9/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$304	$204	$92	$(4)	$(50)	$546
Less:
Franchise and property revenues	418	196	145	1	—	760
Franchise contributions for advertising and other services	174	138	88	1	—	401
Add:
General and administrative expenses	96	41	45	12	67	261
Franchise and property expenses	15	8	5	—	—	28
Franchise advertising and other services expense	166	139	91	—	—	396
Refranchising (gain) loss	—	—	—	—	(3)	(3)
Other (income) expense	26	(1)	(1)	—	(14)	10
Company restaurant profit	$15	$57	$(1)	$6	$—	$77
Company sales	$112	$234	$4	$129	$—	$479
Company restaurant margin %	13.6%	23.9%	(5.4)%	5.2%	N/A	16.2%

	Year to date 9/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$975	$658	$292	$(4)	$(212)	$1,709
Less:
Franchise and property revenues	1,254	637	454	6	—	2,351
Franchise contributions for advertising and other services	473	447	273	1	—	1,194
Add:
General and administrative expenses	265	141	155	41	238	840
Franchise and property expenses	57	21	14	2	1	95
Franchise advertising and other services expense	470	439	273	1	—	1,183
Refranchising (gain) loss	—	—	—	—	(40)	(40)
Other (income) expense	7	2	(7)	(1)	13	14
Company restaurant profit	$47	$177	$—	$32	$—	$256
Company sales	$342	$738	$11	$404	$—	$1,495
Company restaurant margin %	13.6%	23.9%	1.2%	8.0%	N/A	17.1%

	Year to date 9/30/2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$888	$604	$287	$(14)	$(156)	$1,609
Less:
Franchise and property revenues	1,195	574	438	4	—	2,211
Franchise contributions for advertising and other services	493	406	264	1	—	1,164
Add:
General and administrative expenses	269	116	145	35	203	768
Franchise and property expenses	53	22	9	1	4	89
Franchise advertising and other services expense	480	406	266	1	—	1,153
Refranchising (gain) loss	—	—	—	—	(15)	(15)
Other (income) expense	44	(2)	(6)	—	(36)	—
Company restaurant profit	$46	$166	$(1)	$18	$—	$229
Company sales	$353	$691	$14	$390	$—	$1,448
Company restaurant margin %	13.1%	23.9%	(4.7)%	4.8%	N/A	15.8%

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

During the second quarter of 2022, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator. During the second quarter of 2023, we completed our exit from the Russian market by selling the KFC business in Russia to Smart Service Ltd., including all Russian company owned KFC restaurants, operating system, and master franchise rights as well as the trademark for the Rostik's brand.

As of the beginning of the second quarter of 2022, we elected to remove all Russia units from our unit count and their associated sales from our total system sales. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut units counts, respectively. This negatively impacted our system sales growth excluding foreign currency for YUM and KFC Division by 1 percentage point for the year to date ended September 30, 2023. Russia units were removed from our same-store sales calculations as of the beginning of the second quarter of 2022.

Our GAAP operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of transfer or sale, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net operating profits or losses subsequent to that date from the Division segment results in which they were earned to Unallocated Other income (expense) and reflected such net profits as a Special item. Additionally, we incurred certain expenses related to the dispositions of the businesses and other one-time costs related to our exit from Russia which we recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. Also recorded in Unallocated Other income (expense) were foreign exchange impacts attributable to fluctuations in the value of the Russian ruble and income of $1 million and a charge of $3 million recorded during the quarter and year to date ended September 30, 2023, respectively, as a result of the sale of the KFC Russia business. The resulting net Operating Profit of $2 million and net Operating Loss of $10 million for the quarter and year to date ended September 30, 2023, respectively, and net Operating Profit of $16 million and $37 million for the quarter and year to date ended September 30, 2022, respectively, have been reflected as a Special Items.

Prior to the invasion, our Russian business constituted approximately 3% of our total operating profit and 2% of our total system sales. During the year to date ended September 30, 2023, our Core Operating Profits in Russia declined versus the prior year, negatively impacting both YUM and KFC Division Core Operating Profit growth by 1 percentage point.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Divisional Operating Profit by $5 million and $49 million for the quarter and year to date ended September 30, 2023, respectively. This included a negative impact to our KFC Division Operating Profit of $4 million and $40 million for the quarter and year to date ended September 30, 2023, respectively. We currently expect changes in foreign currency to negatively impact Divisional Operating Profit by approximately $45 to $55 million on a full-year basis.

Investment in Devyani

Changes in the fair value of our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, resulted in pre-tax gains of $16 million and $21 million in the quarter and year to date ended September 30, 2023, respectively, and pre-tax investment income of $27 million and $20 million in the quarter and year to date ended September 30, 2022, respectively.

KFC Division

The KFC Division has 29,051 units, 87% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of September 30, 2023.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2023	2022	Reported		Ex FX		2023	2022	Reported		Ex FX
System Sales	$8,620	$7,824	10		12		$24,975	$22,809	9		14
Same-Store Sales Growth (Decline) %	6	7	N/A		N/A		9	3	N/A		N/A

Company sales	$117	$112	4		6		$342	$353	(3)		2
Franchise and property revenues	426	418	2		3		1,254	1,195	5		8
Franchise contributions for advertising and other services	157	174	(10)		(11)		473	493	(4)		(2)
Total revenues	$700	$704	(1)		—		$2,069	$2,041	1		5

Company restaurant profit	$17	$15	10		13		$47	$46	—		6
Company restaurant margin %	14.3%	13.6%	0.7	ppts.	1.0	ppts.	13.6%	13.1%	0.5	ppts.	0.6	ppts.

G&A expenses	$86	$96	10		10		$265	$269	1		—
Franchise and property expenses	15	15	3		7		57	53	(7)		(10)
Franchise advertising and other services expense	156	166	6		7		470	480	2		—
Operating Profit	$344	$304	13		14		$975	$888	10		14

			% Increase (Decrease)
Unit Count	9/30/2023	9/30/2022
Franchise	28,833	26,652	8
Company-owned	218	220	(1)
Total	29,051	26,872	8

Company sales and Company restaurant margin %

The quarterly increase in Company sales, excluding the impact of foreign currency translation, was driven by Company same-store sales growth of 5%.

The year to date increase in Company sales, excluding the impact of foreign currency translation, was driven by Company same-store sales growth of 6%, partially offset by the suspension of operations of our 70 company owned KFC restaurants in Russia. As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

The quarterly and year to date increases in Company restaurant margin percentage were driven by Company same-store sales growth, partially offset by commodity inflation.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales growth of 6% and 10%, respectively, and unit growth, partially offset by the impact of the sale of our Russia business during the quarter ended June 30, 2023.

As discussed in the Introduction and Overview section of this MD&A, all units in Russia, both Company and franchised, were removed from our same-store sales calculations beginning April 1, 2022.

G&A

The quarterly decrease in G&A, excluding the impact of foreign currency translation, was driven by the impact of the sale of our Russia business during the quarter ended June 30, 2023 and lower professional fees, partially offset by higher expenses related to our annual incentive compensation programs and higher headcount and salaries.

G&A was flat year to date, excluding the impact of foreign currency translation, as the impact of the sale of our Russia business during the quarter ended June 30, 2023 and lower professional fees were offset by higher expenses related to our annual incentive compensation programs, higher headcount and salaries, and higher travel related costs.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by higher restaurant operating costs.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by higher restaurant operating costs and the negative impact of 1 percentage point on operating profit growth as a result of lower profits in Russia.

Taco Bell Division

The Taco Bell Division has 8,385 units, 87% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of September 30, 2023.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2023	2022	Reported		Ex FX		2023	2022	Reported	Ex FX

System Sales	$3,804	$3,417	11		11		$11,028	$10,034	10	10
Same-Store Sales Growth %	8	6	N/A		N/A		7	6	N/A	N/A

Company sales	$256	$234	10		10		$738	$691	7	7
Franchise and property revenues	218	196	12		12		637	574	11	11
Franchise contributions for advertising and other services	155	138	12		12		447	406	10	10
Total revenues	$629	$568	11		11		$1,822	$1,671	9	9

Company restaurant profit	$61	$57	9		9		$177	$166	7	7
Company restaurant margin %	23.8%	23.9%	(0.1)	ppts.	(0.1)	ppts.	23.9%	23.9%	Even	Even

G&A expenses	$47	$41	(14)		(14)		$141	$116	(21)	(21)
Franchise and property expenses	7	8	1		1		21	22	2	3
Franchise advertising and other services expense	153	139	(11)		(11)		439	406	(8)	(8)
Operating Profit	$226	$204	11		11		$658	$604	9	9

			% Increase (Decrease)
Unit Count	9/30/2023	9/30/2022
Franchise	7,908	7,510	5
Company-owned	477	464	3
Total	8,385	7,974	5

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by company same-store sales growth of 8% and 6% for the quarter and year to date, respectively, and unit growth partially offset by refranchising.

The quarterly decrease in Company restaurant margin percentage was driven by higher labor costs, commodity inflation and an increase in other restaurant operating costs partially offset by same-store sales growth.

Company restaurant margin percentage for the year to date was flat with prior year, as same-store sales growth was offset by higher labor costs, commodity inflation and an increase in other restaurant operating costs.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 8% and 7% for the quarter and year to date, respectively, and unit growth.

G&A

The quarterly and year to date increase in G&A, excluding the impacts of foreign currency translation, were driven by higher digital and technology expenses, higher headcount and salaries and higher share-based compensation offset partially by lower expenses related to our annual incentive compensation programs.

Operating Profit

The quarterly and year to date increases in Operating Profit were driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs and higher G&A.

Pizza Hut Division

The Pizza Hut Division has 19,469 units, 66% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of September 30, 2023.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2023	2022	Reported		Ex FX		2023	2022	Reported		Ex FX

System Sales	$3,243	$3,146	3		4		$9,780	$9,345	5		7
Same-Store Sales Growth (Decline) %	1	1	N/A		N/A		4	Even	N/A		N/A

Company sales	$2	$4	(55)		(55)		$11	$14	(20)		(20)
Franchise and property revenues	150	145	3		4		454	438	4		6
Franchise contributions for advertising and other services	90	88	2		2		273	264	3		4
Total revenues	$242	$237	2		2		$738	$716	3		4

Company restaurant profit	$—	$(1)	24		24		$—	$(1)	NM		NM
Company restaurant margin %	(9.0)%	(5.4)%	(3.6)	ppts.	(3.6)	ppts.	1.2%	(4.7)%	5.9	ppts.	5.9	ppts.

G&A expenses	$51	$45	(11)		(10)		$155	$145	(7)		(7)
Franchise and property expenses	5	5	(4)		(4)		14	9	(56)		(53)
Franchise advertising and other services expense	91	91	—		1		273	266	(3)		(3)
Operating Profit	$97	$92	5		7		$292	$287	2		5

			% Increase (Decrease)
Unit Count	9/30/2023	9/30/2022
Franchise	19,461	18,786	4
Company-owned	8	21	(62)
Total	19,469	18,807	4

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by unit growth and franchise same-store sales growth of 2%.

The year to date increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 4% and unit growth, partially offset by lapping the prior year recognition of franchise fees related to unexercised development rights arising from a master franchise agreement.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher professional fees and higher headcount and salaries.

The year to date increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and salaries, higher professional fees and higher travel related expenses.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by unit growth and same-store sales growth, partially offset by higher G&A.

The year to date increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth and unit growth partially offset by higher G&A and lapping the prior year recognition of franchise fees related to unexercised development rights arising from a master franchise agreement.

Habit Burger Grill Division

The Habit Burger Grill Division has 369 units, the vast majority of which are in the U.S. The Company owned 85% of the Habit Burger Grill units in the U.S. as of September 30, 2023.

	Quarter ended			Year to date
			% B/(W)			% B/(W)
	2023	2022	Reported	2023	2022	Reported
System Sales	$163	$156	4	$489	$457	7
Same-Store Sales Growth %	(5)	(1)	N/A	(2)	(1)	N/A
Total revenues	$137	$131	4	$411	$395	4
Operating Profit (Loss)	$(2)	$(4)	43	$(4)	$(14)	70

Unit Count	9/30/2023	9/30/2022	% Increase (Decrease)
Franchise	67	66	2
Company-owned	302	275	10
Total	369	341	8

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2023	2022	% B/(W)		2023	2022	% B/(W)
Corporate and unallocated G&A	$(68)	$(67)	(1)		$(238)	$(203)	(17)
Unallocated Franchise and property income (expenses) (See Note 8)	1	—	NM		(1)	(4)	NM
Unallocated Refranchising gain (loss)	19	3	NM		40	15	NM
Unallocated Other income (expense) (See Note 8)	(4)	14	NM		(13)	36	NM
Investment income (expense), net (See Note 8)	16	27	NM		21	19	NM
Other pension income (expense) (See Note 9)	2	(2)	NM		5	(3)	NM
Interest expense, net	(126)	(124)	(1)		(381)	(390)	2
Income tax benefit (provision) (See Note 6)	(89)	(116)	22		(220)	(281)	21
Effective tax rate (See Note 6)	17.7%	25.8%	8.1	ppts.	16.3%	22.7%	6.4	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and Unallocated G&A expense was driven by higher current year expenses related to our annual incentive compensation programs, partially offset by actions taken to mitigate the negative G&A impacts of the previously disclosed January 2023 ransomware attack.

The year to date increase in Corporate and Unallocated G&A expense was driven by higher current year expenses related to our annual incentive compensation programs and costs associated with the previously disclosed January 2023 ransomware attack.

Interest expense, net

The quarterly increase in Interest expense, net was primarily driven by a higher weighted average interest rate, partially offset by higher interest income.

The year to date decrease in Interest expense, net was primarily driven by lapping of $28 million of expense in the prior year relating to the call premium and unamortized debt issuance costs written-off associated with the redemption of the 2025 Notes (as discussed in our 2022 Form 10-K) and higher interest income. This was partially offset by a higher weighted average interest rate.

Consolidated Cash Flows

Net cash provided by operating activities was $1,155 million in 2023 versus $975 million in 2022. The increase was primarily driven by an increase in Operating profit and a decrease in incentive compensation payments, partially offset by higher interest payments.

Net cash used in investing activities was $4 million in 2023 versus $112 million in 2022. The change was primarily driven by proceeds from the current year sale of KFC Russia, partially offset by higher current year capital spending.

Net cash used in financing activities was $921 million in 2023 versus $928 million in 2022. The change was primarily driven by lower current year share repurchases, partially offset by lower net borrowings.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past four years and we expect that to continue to be the case in 2023. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement that was undrawn as of September 30, 2023. We believe that our ongoing cash from operations, cash on hand, which was approximately $650 million at September 30, 2023, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2022 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of September 30, 2023, approximately 94%, including the impact of interest rate swaps, of our $11.6 billion of total debt outstanding, excluding finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.6%. We ended the quarter with a consolidated net leverage ratio of 4.4x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's) with a balance sheet consistent with highly-levered peer restaurant franchise companies.

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of September 30, 2023.

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes				$938	$884	$595	$589		$737				$3,743
Credit Agreement	$8	$48	$53	662	15	1,399							2,185
Subsidiary Senior Unsecured Notes					750								750
YUM Senior Unsecured Notes	325							$800	1,050	$2,100	$325	$275	4,875
Total	$333	$48	$53	$1,600	$1,649	$1,994	$589	$800	$1,787	$2,100	$325	$275	$11,553

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2023, to the disclosures made in Item 7A of the Company’s 2022 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2023.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and subsidiaries (YUM) as of September 30, 2023, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and nine-month periods ended September 30, 2023 and 2022, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 7, 2023

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2023, we did not repurchase shares of our Common Stock. In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. As of September 30, 2023, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under this authorization.

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

YUM! BRANDS, INC.
(Registrant)

Date:	November 7, 2023	/s/ David E. Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)