Form 10-K
period 2023-12-31
YUM BRANDS INC
filed 2024-02-20
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the fiscal year ended	December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2023, computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $39 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. The number of shares outstanding of the registrant’s Common Stock as of February 16, 2024, was 281,336,280 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 16, 2024, are incorporated by reference into Part III.

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

Overview of Business

YUM has over 58,000 restaurants in more than 155 countries and territories primarily operating under the four concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style food and pizza categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2023, 98% of our Concepts’ units are operated by independent franchisees or licensees under the terms of franchise or license agreements. The terms franchise or franchisee within this Form 10-K are meant to describe third parties that operate units under either franchise or license agreements.

The following is a brief description of each Concept and a summary of our Concepts’ operations as of and for the year ended December 31, 2023:

	Number of Units	% of Units International	Number of Countries and Territories	% Franchised	System Sales(a) (in Millions)
KFC Division	29,900	87%	149	99%	$33,863
Taco Bell Division	8,564	14%	32	94%	15,915
Pizza Hut Division	19,866	67%	109	99%	13,315
Habit Burger Grill Division	378	3%	3	19%	696
YUM	58,708	69%	157	98%	$63,789

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

Our Growth agenda is based on four key drivers:
•Unrivaled Culture and Talent: Leverage our culture and people capability to fuel brand performance and franchise success
•Unmatched Operating Capability: Recruit and equip the best restaurant operators in the world to deliver great customer experiences
•Relevant, Easy and Distinctive Brands: Innovate and elevate iconic restaurant brands people trust and champion
•Bold Restaurant Development: Drive market and franchise unit expansion with strong economics and value

Information about Operating Segments

As of December 31, 2023, YUM consists of four operating segments:

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

The Company currently has approximately 1,500 franchisees with whom we have franchise contracts. The Company utilizes both store-level franchise and master franchise programs to grow our businesses. Of our over 57,000 franchised units at December 31, 2023, approximately 35% operate under our master franchise programs, including over 13,700 units in mainland China. The remainder of our franchise units operate under store-level franchise agreements. Under both types of franchise programs, franchisees supply capital by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business. In certain historical refranchising transactions the Company may have retained ownership of land and building and continues to lease them to the franchisee. Store-level franchise agreements typically require payment to the Company of certain upfront fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise agreement and fees paid in the event the franchise agreement is transferred to another franchisee. Franchisees also pay monthly continuing fees based on a percentage of their restaurants’ sales (typically between 4% to 6%) and are required to spend a certain amount to advertise and promote the brand. Under master franchise arrangements, the Company enters into agreements that allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories. Master franchisees are typically responsible for overseeing development within their territories and performing certain other administrative duties with regard to the oversight of sub-franchisees. In exchange, master franchisees retain a certain percentage of fees payable by the sub-franchisees under their franchise agreements and often pay lower fees for the restaurants they operate.

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

Most restaurants in each Concept offer consumers the ability to dine in, carryout and/or have the Concepts’ food delivered either by store-level personnel or third-party delivery services such as aggregators. In addition, Taco Bell, KFC and Habit Burger Grill offer a drive-thru option in many stores. Pizza Hut offers a drive-thru option on a much more limited basis.

Restaurant management structure varies by Concept, unit size and franchise organization. Generally, each restaurant is led by a restaurant general manager (“RGM”), together with one or more assistant managers, depending on the operating complexity and sales volume of the restaurant. Each Concept issues manuals, which may then be customized to meet local regulations and customs. These manuals set forth standards and requirements for restaurant operations, including food safety and quality, food handling and product preparation procedures, equipment maintenance, facility standards and accounting control procedures. Each franchise organization and their respective restaurant management teams are responsible for the day-to-day operation of their units, including all matters related to employment of restaurant staff, and for ensuring compliance with operating standards.

Digital and technology are at the core of our Recipe for Good Growth. In recent years the Company has focused on building and acquiring a distinctive set of solutions with next-generation capabilities tailored for our brands and scaling these common digital and technology platforms across the globe. The Company's technology initiatives are aligned with the “Easy” element of its Relevant, Easy and Distinctive Brands growth driver: easy experiences for our customers, easy operations for our team members and franchisees and easy insights from our data. Together, our technological initiatives are designed to simultaneously enhance the experience for our customers and restaurant-level employees while driving profitable sales growth. Digital sales include transactions where consumers at system restaurants utilize ordering interaction that is primarily facilitated by automated technology. In 2023, our system restaurants generated digital sales of $29 billion, representing over 45% of overall system sales.

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

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations. During 2023, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Human Capital Management

Overview

As of December 31, 2023, the Company and its subsidiaries employed approximately 35,000 persons (collectively referred to throughout this filing as "our employees" or "YUM employees"), including approximately 25,000 employees in the U.S. and approximately 10,000 employees outside the U.S. Approximately 85% of our employees work in restaurants while the remainder work in our restaurant-support centers. In the U.S., approximately 90% of our Company-owned restaurant employees are part-time and approximately 50% have been employed by the Company for less than a year. Some of our International employees are subject to labor council relationships whose terms vary due to the diverse countries in which the Company operates.

In addition to the persons employed by the Company and its subsidiaries, our approximately 57,000 franchise restaurants around the world are responsible for the employment of over an estimated 1 million people who work in and support those restaurants. Each year YUM and our franchisees around the world create thousands of restaurant jobs, which are part-time, entry-level opportunities to grow careers at our KFC, Taco Bell, Pizza Hut and The Habit Burger Grill brands. As evidence of the opportunities these positions create, approximately 80% of the Company-owned Restaurant General Managers (“RGMs”) located in the U.S. have been promoted from other positions in our brands’ restaurants and such RGMs often earn pay greater than the average American household income.

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

Culture & Talent

We believe that our culture and talent provide us with a competitive advantage with respect to the performance of our business. Our areas of focus in this regard include the following:

•Measuring YUM employee engagement regularly. For example, every other year we conduct a global employee engagement survey of all employees working in our restaurant support centers. The most recent survey conducted was in 2023 and reflected an engagement level among our employees significantly exceeding the average engagement levels of benchmarked companies.
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
•Consistent with our Code of Conduct, making employment-related decisions based on an individual's abilities and merit, not personal characteristics that are unrelated to the job.
•Significantly increasing the number of women in our senior leadership globally, with a goal of achieving gender parity by 2030. In 2022, approximately 43% of our global corporate leadership roles were held by women and approximately 52% of our global workforce were women.
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

Risks Related to Food Safety and Catastrophic Events

Food safety and food- or beverage-borne illness concerns may have an adverse effect on our business and/or our growth prospects.

Food or beverage-borne illnesses (that can be caused by food-borne pathogens such as E. coli, Listeria, Salmonella, Cyclospora and Trichinosis) and food safety issues (such as food tampering, contamination including with respect to allergens or adulteration) have occurred and may occur within our system from time to time. In addition, the health and environmental risks of certain ubiquitous substances (including per-and polyfluoroalkyl substances (PFAS)) commonly found in packaging have been the subject of increased regulatory scrutiny and lawsuits against other restaurant companies. Any report linking our or our Concepts’ franchisees’ restaurants, our suppliers or distributors or otherwise involving the types of products used at our restaurants, or linking our competitors, suppliers, distributors or the retail food industry generally, to instances of food- or beverage-borne illness or food safety issues or substances having perceived health or environmental risks could result in adverse publicity and otherwise adversely affect us and possibly lead to consumer complaints, litigation and/or governmental investigations. There is also a risk that we or our Concepts’ franchisees’ restaurants, suppliers or distributors under report food safety incidents or system failures, which could hinder response and tracking of such risks. Moreover, our Concepts’ restaurants' reliance on third-party food suppliers and distributors and increasing reliance on food delivery aggregators may increase the risk that food- or beverage-borne illness incidents and food safety issues could be caused by factors outside of our control. If a customer is believed to have become ill from food or beverage-borne illnesses or as a result of food safety issues, remediation efforts could include temporary closure of restaurants, which could disrupt our operations and adversely affect our reputation, business and/or our growth prospects. The occurrence of food-borne pathogens in restaurant products or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Our business and/or growth prospects may be adversely affected by public health conditions associated with the coronavirus (“COVID-19”), or the occurrence of other catastrophic or unforeseen events, such as future health epidemics, or natural disasters, geopolitical events, acts of war and events that lead to avoidance of public places or restrictions on public gatherings.

If public health conditions related to COVID-19 significantly worsen in markets where we conduct significant operations, our business and financial results could be adversely impacted, and we may be unable to effectively respond to any such developments. In addition, our business and/or growth prospects could be adversely impacted by various other future occurrences (which may be beyond our control), including health epidemics or pandemics, natural disasters, geopolitical events, acts of war, terrorism, political, financial or social instability, boycotts, social or civil unrest, workplace violence, or other events that lead to avoidance of public places or restrictions on public gatherings such as in our and our Concepts’ franchisees’ restaurants. For example, the outbreak of a widespread future health epidemic or pandemic, particularly if located in regions where we have significant operations, could adversely affect our business and/or growth prospects.

In addition, our operations could be disrupted if any employees at our, our Concepts’ franchisees’ restaurants or our business partner employees had or were suspected of having the avian flu or swine flu, or other highly communicable illnesses such as hepatitis A or norovirus, since this could require us, our Concepts’ franchisees, or our business partners to quarantine some or all of such employees and close facilities, including restaurants. Prior outbreaks of avian flu have resulted in confirmed human cases and it is possible that outbreaks could reach pandemic levels. Public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products, which would adversely affect us given that poultry is widely offered at our Concepts’ restaurants. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact our business.

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

We have limited control over how our Concepts’ franchisees’ businesses are run, and their inability to operate successfully could adversely affect our operating results through decreased royalties, advertising funds contributions, and fees paid to us for other discrete services we may provide to our Concepts’ franchisees (e.g. fees for the management of e-commerce platforms). Our control is further limited where we utilize master franchise arrangements, which require us to rely on our master franchisees to enforce sub-franchisee compliance with our operating standards. If our Concepts’ franchisees fail to adequately capitalize their businesses or incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy, or the inability to meet development targets or obligations. If a significant franchisee of our Concepts becomes, or a significant number of our Concepts’ franchisees in the aggregate become, financially distressed our operating results could be impacted through reduced or delayed fee payments that cause us to record bad debt expense and reduced advertising fund contributions, and experience reduced new unit development.

In addition, we are secondarily liable on certain Concepts’ franchisees’ restaurant lease agreements, including lease agreements that we have guaranteed or assigned to franchisees, and our operating results and/or growth prospects could be impacted by any rent obligations to the extent such franchisees default on these lease agreements.

Our results may also be impacted by whether our Concepts’ franchisees implement marketing programs or other major initiatives, such as restaurant remodels or equipment or technology upgrades, which may require financial investment by such franchisees. Our Concepts may be unable to successfully implement strategies that we believe are necessary for growth if our Concepts’ franchisees do not participate, which may harm our growth prospects and financial results. Additionally, the failure of our Concepts’ franchisees to focus on key elements of restaurant operations, such as compliance with our operating standards addressing quality, service and cleanliness (even if such failures do not breach the franchise documents), may be attributed by guests to our Concepts’ brand and could negatively impact our reputation, business and/or our growth prospects. Moreover, franchisee noncompliance with our franchise agreements may reduce the overall customer perception and goodwill of our Concepts’ brands, including by failing to meet health and safety standards, to engage in quality control or maintain product consistency or to comply with cybersecurity requirements, as well as through the participation in improper business practices.

We have franchise relationships that are particularly important to our business due to their scale and/or growth prospects such as our relationship with Yum China. Any failure to realize the expected benefits of such franchise relationships, including with Yum China, may adversely impact our business, growth prospects and operating results. In connection with the spin-off of our China business in 2016 into an independent publicly-traded company (the “Separation” or “Yum China spin-off”), we entered into a Master License Agreement (“MLA”) pursuant to which Yum China is the exclusive licensee of the KFC, Taco Bell and Pizza Hut Concepts and their related marks and other intellectual property rights for restaurant services in mainland China. Following the Separation, Yum China became, and continues to be, our largest franchisee.

We may not achieve our target restaurant development goal and new restaurants may not be profitable.

Our growth strategy depends on our and our Concepts’ franchisees’ ability to increase the number of restaurants around the world. The successful development of new units depends in large part on the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants profitably. Effectively managing growth can be challenging, particularly as we expand into new markets, and we cannot guarantee that we, or our Concepts’ franchisees, including Yum China, will be able to achieve our expansion goals or that new restaurants will be operated profitably, consistent with results of existing restaurants or with our or our Concepts’ franchisees’ expectations. Other risks that could impact our ability to open new restaurants include: (i) economic conditions and trade or economic policies or sanctions, (ii) our ability to attract new franchisees, (iii) new restaurant construction and development costs, (iv) our Concepts’ franchisees’ ability to meet new restaurant permitting, construction, development and team member training timelines, and (v) supply chain challenges, including our ability to secure sufficient supply to support new restaurants.

Expansion could also be affected by our Concepts’ franchisees’ willingness to invest capital or ability to obtain financing to construct and open new restaurants. If it becomes more difficult or more expensive for our Concepts’ franchisees to obtain financing to develop new restaurants, or if the perceived return on invested capital is not sufficiently attractive, the expected growth of our system could slow and our future financial results could be adversely impacted.

In addition, new restaurants could impact the sales of our Concepts’ existing restaurants nearby, and the risks of such sales cannibalization may become more significant in the future as we increase our presence in existing markets.

We may not realize the anticipated benefits from past or potential future acquisitions, investments or other strategic transactions, or our portfolio business model.

From time to time we have completed, and we may evaluate and continue to complete, mergers, acquisitions, divestitures, joint ventures, strategic partnerships, minority investments (including minority investments in third parties, such as, franchisees or master franchisees) and other strategic transactions.

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

Risks Related to Operating a Global Business

We have exposure to the Chinese market through our largest franchisee, Yum China, which subjects us to risks that could negatively affect our business and/or our growth prospects.

A meaningful portion of our total business, particularly with respect to our KFC Concept, is conducted in mainland China through our largest franchisee, Yum China. We are contractually entitled to receive a 3% sales-based license fee on all Yum China system sales related to our KFC, Taco Bell and Pizza Hut Concepts. Yum China’s business is exposed to risks in mainland China, which include, among others, potential political, financial and social instability, changes in economic conditions (including consumer spending, unemployment levels and ongoing wage and commodity inflation), consumer preferences, the regulatory environment (including uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations), heightened data and cybersecurity risks associated with the conduct of business in China, and food safety related matters (including compliance with food safety regulations and ability to ensure product quality and safety). Any significant or prolonged deterioration in U.S.–China relations, including as the result of current U.S.–China tensions, could adversely affect our Concepts in mainland China. Additionally, Chinese law regulates Yum China’s business conducted in mainland China, and as such our license fee from the Yum China business is subject to numerous uncertainties based on Chinese laws, regulations and policies, which may change from time to time. If Yum China’s business is harmed or development of our Concepts’ restaurants is slowed in mainland China due to any of these factors, it could negatively impact the license fee paid by Yum China to us, which would negatively impact our financial results.

Our relationship with Yum China is governed primarily by a MLA, as amended from time to time, which may be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of Yum China. In addition, if we are unable to enforce our intellectual property or contract rights in mainland China, if Yum China is unable or unwilling to satisfy its obligations under the MLA, or if the MLA is otherwise terminated, it could result in an interruption in the operation of our brands that have been exclusively licensed to Yum China for use in mainland China. Disputes over the proper interpretation of the MLA have arisen in the past and may arise from time to time in the future. Such interruption or disputes could cause a delay in, or loss of, the license fee paid to us, which would negatively impact our financial results.

Our global operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated outside of the U.S., and we intend to continue expansion of our global operations. As a result, our and our Concepts’ franchisees’ business and/or growth prospects are increasingly exposed to risks inherent in global operations. These risks, which can vary substantially by country, include political, financial or social instability or conditions, corruption, increasing anti-American sentiment and perception of our Concepts as American brands, social and ethnic unrest, natural disasters, military conflicts and terrorism, as well as exposure to the macroeconomic environment in such markets, the regulatory environment (including the risks of operating in markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contract rights and intellectual property rights), and income and non-income based tax rates and laws. Additional risks include the impact of import restrictions or controls, sanctions, foreign exchange control regimes (including restrictions on currency conversion), health guidelines and safety protocols, labor costs and conditions, compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices, and the laws and policies that govern foreign investment in countries where our Concepts’ restaurants are operated. For example, we have been subject to a regulatory enforcement action in India alleging violation of foreign exchange laws for failure to satisfy conditions of certain operating approvals, such as minimum investment and store build requirements as well as limitations on the remittance of fees outside of the country (see Note 20).

As a result of our global operations, we also have increased exposure to geopolitical events and instability. We have been adversely affected, and may continue to be adversely affected, by ongoing geopolitical instability arising from current events such as the military conflict between Russian and Ukraine, and the conflict in the Middle East. Such conflicts may affect our business and operations as result of, among other things, the economic consequences and disruptions from such conflicts, increased energy and supply prices, consumer boycotts of Western brands, consumer reaction to perceived acts or failures to act by us or our Concepts including maintaining operations in countries or regions that are linked to such conflicts, and economic sanctions restricting cross-border commerce. These risks may be further heightened if either conflict expands in scope, or other conflicts arise in other areas of the globe. As a result of the conflict between Russia and Ukraine, we no longer have any corporate presence in Russia following our disposal of our Pizza Hut and KFC businesses in Russia during the second quarters of 2022 and of 2023, respectively.

In addition, we and our Concepts’ franchisees do business in jurisdictions that may be subject to trade or economic sanction regimes, which sanctions could be expanded. Any failure to comply with such sanctions or other similar legal requirements could result in the imposition of damages or penalties, the suspension of business licenses, or a cessation of operations at our Concepts’ restaurants, as well as damage to our and our Concepts’ brand images and reputations.

Foreign currency risks and foreign exchange controls could adversely affect our financial results.

Our results of operations, growth prospects and the value of our assets are affected by fluctuations in currency exchange rates, which have had, and may continue to have adverse effects on our reported earnings. More specifically, an increase in the value of the U.S. dollar, relative to other currencies, such as the Chinese Renminbi (“RMB”), Australian Dollar, the British Pound and the Euro, as well as currencies in certain other markets have had and could continue to have an adverse effect on our reported earnings. Any significant fluctuation in the value of currencies of countries in which we or our Concepts’ franchisees operate, and in particular RMB in China, could materially impact the U.S. dollar value of royalty payments made to us, which could result in lower revenues. In addition, fluctuations in the value of currencies in which we or our Concepts’ franchisees operate could lead to increased costs and lower profitability to us or our Concepts’ franchisees and/or cause us or our Concepts’ franchisees to increase prices to customers, which could negatively impact sales in these markets and harm our financial results. In addition, the governments in certain countries where our Concepts operate, including China and certain others, restrict the conversion of local currency into foreign currencies and, in certain cases, the remittance of currency out of the country. Currency control restrictions on the conversion of other currencies to U.S. dollars or restrictions imposed by countries on cash remittances could cause royalty payments to us to be delayed, remitted only partially or not remitted at all, which could cause us to incur bad debt expense and impact our liquidity.

Risks Related to Technology, Data Privacy and Intellectual Property

Any cybersecurity incident, including the failure to protect the integrity or availability of IT systems or the security of Confidential Information, or the introduction of malware or ransomware, could materially affect our business, financial results and/or our growth prospects and result in substantial costs, litigation, reputational harm and a loss of consumer confidence.

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

The current cyber threat environment presents increased risk for all companies, including companies in our industry. The cybersecurity risks we face include cyber-attacks involving ransomware and malicious software, phishing, and other attempts by third parties and others to access, acquire, use, disclose, misappropriate or manipulate our information, systems, databases, processes and people. We are regularly the target of cyber-attacks and other attempts to breach, or gain unauthorized access to, our systems and databases. Moreover, given the current cyber threat environment, we expect the volume and intensity of cyber-attacks and attempted intrusions to continue to increase. Further, the information systems of third parties upon which we rely in connection with our business, such as vendors, suppliers, franchisees and third-party delivery providers, could be compromised in a manner that adversely affects us and our information systems and business continuity and could result in indemnification claims or other disputes with such third parties. Despite our security measures, we have experienced security incidents from time to time and we may continue to experience such attacks and incidents in the future. In particular, on January 18, 2023, we announced a ransomware attack that impacted certain IT Systems which resulted in the closure of fewer than 300 restaurants in one market for one day, temporarily disrupted certain of our affected systems and resulted in data being taken from our network. We have incurred, and will continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. We remain subject to risks and uncertainties as a result of the incident, including as a result of the data that was taken from the Company’s network.

There is no assurance that the security measures we take to reduce the risk of such incidents and protect our systems will be sufficient. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Additionally, the cybersecurity risks we face are exacerbated by an increase in the use of and reliance on our digital commerce platforms. Moreover, advanced new attacks against information systems and devices by potential malicious attackers, including nation-state actors, state-sanctioned groups, advanced persistent threats, and known and unknown ransomware groups, increase the risk of cybersecurity incidents, including ransomware, malware and phishing attacks. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. Other adversarial cyber actions that may occur, such as credential stuffing or distributed denial-of-service attacks, may affect consumer confidence, our ability to provide digital commerce platforms, or lead to regulatory actions or litigation. Furthermore, the significant increase in remote working and personal device use, increases the risks of cyber incidents and the improper dissemination of personal or Confidential Information.

If our IT Systems or the information systems of any of our franchisees are disrupted or compromised, or the information systems of businesses with which we interact, such as suppliers or distributors or third-party delivery providers, are disrupted or compromised, in a manner which impacts us or our IT Systems, as a result of a cyber-attack, data or security breach, or other security incident, or if our employees, franchisees or vendors fail to comply with applicable laws and regulations or fail to meet contractual and industry standards in connection therewith, any such developments could result in liabilities and penalties, have an adverse impact on our financial results and growth prospects, damage our brands and reputation, cause interruption of normal business operations, cause us to incur substantial costs, result in a loss of consumer confidence and sales and disrupt our supply chain, business and plans. Additionally, such events could result in the loss, misappropriation, corruption or unauthorized access, acquisition, use or disclosure of data or inability to access data, the release of Confidential Information about our operations and subject us to litigation and government enforcement actions. Moreover, any significant cybersecurity event could require us to devote significant management time and resources to address such events, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our IT Systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner.  Additionally, while we maintain insurance coverage designed to address certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. Further, our franchisees may not have insurance coverage (or may have insufficient insurance coverage) designed to cover business interruption losses and/or all types of claims that may arise from cybersecurity risks.

Further, the standards and the technology currently used for transmission and approval of electronic payment transactions can put such data at risk, and are determined and controlled by the payment card industry, not by us. If we or our Concepts’ franchisees fail to adequately control fraudulent credit card and debit card transactions or to comply with the global Payment Card Industry Data Security Standards, we or our Concepts’ franchisees may face civil liability, diminished public perception of our security measures, fines and assessments from the card brands, and significantly higher credit card and debit card related costs, any of which could adversely affect us.

The failure to maintain satisfactory compliance with data privacy and data protection legal requirements may adversely affect our business and/or growth prospects and subject us to penalties.

Data privacy is subject to frequently changing legal requirements, which sometimes conflict among the various jurisdictions where we and our Concepts’ franchisees do business. For example, we are subject to numerous global laws, including but not limited to, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) and the UK General Data Protection Regulations, which impose strict data protection requirements and provide for significant penalties for noncompliance. In addition, within the U.S., various states, including California, have passed laws that require companies that process information with respect to consumers to, among other things, provide new disclosures and options to consumers about data collection, use and sharing practices. Some of these laws are already in effect, while others are proposed and will go into effect in the coming years. Moreover, the U.S. federal government and a significant number of additional states are considering expanding or passing privacy laws in the near term. These and other newly enacted and evolving legal requirements, such as the E.U.’s Directive 2011/16/EU on administrative cooperation in the field of taxation (referred to as “DAC7”), have required, and may continue to require, us and our Concepts’ franchisees to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Moreover, some of these laws, such as the GDPR and the California Consumer Privacy Act, confer a private right-of-action to certain individuals and associations. Additionally, state regulatory bodies and other governmental authorities tasked with enforcing new privacy laws are engaging in enforcement investigations and actions. Future enforcement priorities from these bodies may be unclear or changing. Failure to comply with these and any other comprehensive privacy laws passed at the international, federal or state level may result in regulatory enforcement action, the imposition of monetary penalties, and damage our reputation.

The Federal Trade Commission (“FTC”) and many state attorneys general are also interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data. The FTC has also been pursuing privacy as a dedicated enforcement priority, with specialized attorneys seeking enforcement action for violation of US privacy laws including unfair or deceptive practices relating to privacy policies, consumer data collection and processing consent, and digital advertising practices. Various other jurisdictions where our Concepts have operations, have significantly strengthened, and may continue to strengthen, their data privacy requirements. Moreover, new and changing cross-border data transfer requirements, including the implementation of Standard Contractual Clauses published by the European Commission in June 2021 and the UK International Data Transfer Agreement finalized by the UK in March 2022, will require us to incur costs to comply and may impact the transfer of personal data throughout our organization and to third parties. Additionally, we are subject to increasing legal requirements with respect to the use of artificial intelligence and machine learning applications and tools (including in relation to hiring and employment practices and in digitally marketing our Concepts), data collected from minors, and biometric information. These legal requirements are rapidly changing and are not consistent across jurisdictions, and our inability to adapt to or comply with such legal requirements may adversely impact us, including as the result of liabilities or penalties as the result of any such non-compliance.

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

Unreliable or inefficient restaurant technology or the failure to successfully implement technology initiatives in the future could adversely impact operating results, growth prospects and the overall consumer experience.

We and our Concepts’ franchisees rely heavily on IT Systems to efficiently operate our restaurants and drive the customer experience, sales growth and margin improvement. Our growth may be impacted by our initiatives to implement proprietary technology, as well as third-party technology solutions (including point-of-sale processing in our restaurants, management of our supply chain, and various other processes and procedures) and gather and leverage data to enhance restaurant operations and improve the customer experience. These IT Systems are subject to damage, interruption or failure due to theft, fire, power outages, telecommunications failure, computer viruses, employee misuse, security breaches, malicious cyber-attacks including the introduction of malware or ransomware or other disruptive behavior by hackers, or other catastrophic events. If our or our Concepts’ franchisees’ IT Systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, customer or employee dissatisfaction, or negative publicity that could adversely impact our reputation, growth prospects, results of operations and financial condition.

Moreover, our failure to adequately invest in new technology or adapt to technological advancements and industry trends, particularly with respect to digital commerce capabilities, could result in a loss of customers and related market share. If our Concepts’ digital commerce platforms do not meet customers’ expectations in terms of security, speed, privacy, attractiveness or ease of use, customers may be less inclined to return to such digital commerce platforms, which could negatively impact us and our Concepts’ franchisees. Developing and implementing consumers’ evolving technology demands may place a significant financial burden on us and our Concepts’ franchisees, and our Concepts’ franchisees may have differing views on investment priorities. Our strategic digital and technology initiatives may not be timely implemented or may not achieve the desired results. Failure to adequately manage implementations, updates or enhancements of new technology or interfaces between platforms could place us at a competitive disadvantage, and disrupt and otherwise adversely impact our operations and/or growth prospects. It may be difficult to recruit and retain qualified individuals for these efforts due to intense competition for qualified technology systems’ developers necessary to innovate, develop and implement new technologies for our growth initiatives, including increasing our digital relationship with customers. Even if we effectively implement and manage these technology initiatives, there is no guarantee that this will result in sales growth or margin improvement.

Certain IT Systems which are managed, hosted, provided and/or used by third parties may also be unreliable or inefficient, and technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems’ operations. However, if there are issues with the proprietary technology, we may be subject to liability or financial penalties to our Concepts’ franchisees.

We cannot predict the impact that alternative methods of delivery, including autonomous vehicle delivery and third-party delivery technology solutions, or changes in consumer behavior facilitated by these alternative methods of delivery, will have on our business. Advances in alternative methods of delivery, including advances in digital ordering technology, or certain changes in consumer behavior driven by these or other technologies and methods of delivery, could have a negative effect on our business, growth prospects and market position.

Moreover, technology and consumer offerings continue to develop and evolve and we cannot predict consumer or team member acceptance of these existing and new technologies (e.g. automation, artificial intelligence, new delivery channels) or their impact on our business, and/or our growth prospects, nor can we be certain of our ability to implement or execute such technologies, which could result in loss of sales; dissatisfaction from our customers, employees, or employees of our Concepts’ franchisees; or negative publicity that could adversely impact our reputation or financial results.

There are risks associated with our increasing dependence on digital commerce platforms to maintain and grow sales.

Customers are increasingly using our internally-owned e-commerce websites and apps, such as kfc.com, tacobell.com, pizzahut.com, habitburger.com, and the KFC, Taco Bell, Pizza Hut and The Habit Burger Grill apps in the U.S., as well as apps owned by third-party delivery aggregators and third-party developers and payment processors, to order and pay for our Concepts’ products. Moreover, there has been a rapid increase in the use of owned and/or third-party delivery services by our Concepts. As a result, our Concepts and our Concepts’ franchisees are increasingly reliant on digital ordering and payment as a sales channel and our business and/or growth prospects could be negatively impacted if we are unable to successfully implement, execute or maintain our consumer-facing digital initiatives, such as delivery, curbside pick-up and mobile carryout. If the third-party aggregators that we utilize for delivery, including marketplace and delivery as a service, cease or curtail their operations, fail to maintain sufficient labor force to satisfy demand, provide poor customer service, materially change fees, access or visibility to our products, or give greater priority or promotions to our competitors, our reputation, business and/or growth prospects may be negatively impacted. In addition, third-party delivery services typically charge restaurants a per order fee, and as such utilizing third-party delivery services may not be as profitable as sales directly to our customers, and may also introduce food quality and customer satisfaction risks outside of our control. These digital ordering and payment platforms also could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage, inclement weather or natural disasters and have experienced interruptions and could experience further interruptions, which could limit or delay customers’ ability to order through such platforms or make customers less inclined to return to such platforms. The rapid acceleration in growth of digital sales has placed additional stress on those platforms that are more reliant upon legacy technology, such as certain platforms used by Pizza Hut, which may result in more frequent and potentially more severe interruptions. Moreover, our reliance on multiple digital commerce platforms to support our global footprint, multiple Concepts and highly franchised business model could increase our vulnerability to cyber-attacks and/or security breaches and could necessitate additional expenditures as we endeavor to consolidate and standardize such platforms.

Yum China, our largest franchisee, utilizes third-party mobile payment apps such as Alipay, WeChat Pay and Union Pay as a means through which to generate sales and process payments. Should customers become unable to access mobile payment apps in China, should the relationship between Yum China and one or more third-party mobile payment processors become interrupted, or should Yum China’s ability to use Alipay, WeChat Pay, Union Pay or other third-party mobile payment apps in its operations be restricted, its business could be adversely affected, which could have a negative impact on the license fee paid to us.

Our inability or failure to recognize, respond to and effectively manage the increased impact of social media could adversely impact our business and/or growth prospects.

There has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. Many social media platforms immediately publish content, often without filters or checks on accuracy. Information posted on such platforms may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our reputation, business and/or growth prospects, regardless of the information’s accuracy. The damage may be immediate without an opportunity for redress or correction.

In addition, social media is frequently used by our Concepts or Concepts’ franchisees to communicate with customers and the public. Failure by our Concepts or Concepts’ franchisees to use social media effectively or appropriately, particularly as compared to our Concepts’ competitors, could lead to a decline in brand reputation, brand value, customer visits and revenue. Social media is also increasingly used to compel companies to express public positions on issues and topics not directly related to their core business, which could prove controversial or divisive to consumers and result in lost sales or a misallocation of resources. In addition, laws and regulations, including FTC enforcement, are rapidly evolving to govern social media platforms and communications. A failure of us, our employees, our Concepts’ franchisees or third parties acting at our direction or on our behalf, or others perceived to be associated with us or our Concepts’ franchisees, to abide by applicable laws and regulations regarding the use of social media, or to appropriately use social media, could adversely impact our Concepts’ brands, our reputation, our business and our growth prospects, result in negative publicity, or subject us or our Concepts’ franchisees to fines, other penalties or litigation. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our Concepts’ brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.

Failure to protect our trademarks or other intellectual property could harm our Concepts’ brands and overall business and/or growth prospects.

We regard our registered trademarks (e.g., Yum®, KFC®, Taco Bell®, Pizza Hut® and The Habit®), unregistered trademarks, copyrightable works, inventions, and trade secrets related to our restaurant businesses as having significant value and being important to our marketing efforts. Our trademarks, many of which are registered in various jurisdictions, create brand awareness and help build goodwill among our customers.

We rely on a combination of legal protections provided by trademark registrations, contracts, copyrights, patents and common law rights, such as unfair competition, passing off and trade secret laws to protect our intellectual property from potential infringement. However, from time to time, we become aware of other persons or companies using names and marks that are identical or confusingly similar to our brands’ names and marks, or using other proprietary intellectual property we own. Although our policy is to challenge infringements and other unauthorized uses of our intellectual property, certain or unknown unauthorized uses or other misappropriation of our trademarks and other intellectual property could diminish the value of our Concepts’ brands and adversely affect our business, growth prospects and goodwill.

In addition, effective intellectual property protection may not be available in every country in which our Concepts have, or may in the future open or franchise, a restaurant and the laws of some countries do not protect intellectual property rights to the same extent as the laws of the U.S. There can be no assurance that the steps we have taken to protect our intellectual property or the legal protections that may be available will be adequate or that our Concepts’ franchisees will maintain the quality of the goods and services offered under our brands’ trademarks or always act in accordance with guidelines we set for maintaining our brands’ intellectual property rights and defending or enforcing our trademarks and other intellectual property could result in significant expenditures.

Our brands may also be targets of infringement claims that could interfere with the use of certain names, trademarks, works of authorship and/or the proprietary know-how, inventions, recipes, or trade secrets used in our business. Defending against such claims can be costly, and as a result of defending such claims, we may be prohibited from using such intellectual property or proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, growth prospects, reputation and financial results.

Risks Related to Our Supply Chain and Employment

Shortages or interruptions in the availability and delivery of food, equipment and other supplies may increase costs or reduce revenues.

The products sold or used by our Concepts and their franchisees are sourced from a wide variety of suppliers although certain products and equipment have limited suppliers, which increases our reliance on those suppliers. We, along with our Concepts’ franchisees, are also dependent upon third parties to make frequent deliveries of food products, equipment and supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply or distribution of food items, equipment and other supplies to our Concepts’ restaurants have happened from time to time and could reduce sales, harm our Concepts’ reputations and delay the planned openings of new restaurants by us and our Concepts’ franchisees. We have experienced and may continue to experience certain supply chain disruptions resulting from the current macroeconomic environment, which have adversely affected and may continue to adversely affect our business, growth prospects and results of operations. Future shortages or disruptions could also be caused by factors such as natural disasters, health epidemics and pandemics, social unrest, the impacts of climate change, inaccurate forecasting of customer demand, problems in production or distribution, restrictions on imports or exports including due to trade disputes or restrictions, the inability of vendors to obtain credit, political instability in the countries in which the suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards or requirements, transitioning to new suppliers or distributors, product quality issues or recalls, inflation, food safety warnings or advisories, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms.

In addition, in the U.S., the Company and the Company’s KFC, Taco Bell and Pizza Hut franchisee groups are members of Restaurant Supply Chain Solutions, LLC (“RSCS”), which is a third party responsible for purchasing certain restaurant products and equipment. The Habit Burger Grill entered into a purchasing agreement with RSCS in 2020. RSCS manages our relationship with McLane Foodservice, Inc. (“McLane”) which serves as the largest distributor for the Company’s KFC, Taco Bell and Pizza Hut Concepts in the U.S. RSCS and McLane both have certain contractual rights to terminate the relevant distribution contract upon a specified notice period. Any failure or inability of our significant suppliers or distributors to meet their respective service requirements or any termination of relevant agreements without a notice period sufficient to enable an appropriate transition, could result in shortages or interruptions in the availability of food and other supplies.

The loss of key personnel, labor shortages and increased labor costs could adversely affect our business and/or growth prospects.

Much of our future success depends on the continued availability and service of senior management personnel. The loss or failure to engage in adequate succession planning of any of our executive officers or other key senior management personnel could harm our business and/or our growth prospects.

In addition, our restaurant operations are highly service-oriented and our success depends in part on our and our Concepts’ franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. Our Concepts and their franchisees have experienced and may continue to experience increased labor shortages and employee turnover at many of our restaurants and increased competition for qualified employees, taking into account ongoing challenging labor market conditions. These labor market conditions and the ongoing inflationary environment in markets where we operate have increased in recent years, and may continue to increase, the labor costs for our Concepts and their franchisees, including due to the payment of higher wages to attract or retain qualified employees (including franchisee management, restaurant managers and other crew members) and due to increased overtime costs to meet demand. Such increases in labor costs have also been driven by, and may continue to be driven by, higher minimum wages at the federal, state or local level, including in connection with the increases in minimum wages that have recently been enacted by various states and any potential increase in the federal minimum wage in the U.S. Moreover, there may be a long-term trend toward higher wages in emerging markets as well as various other markets. For example, California's Assembly Bill No. 1228 (“AB 1228”) raises the minimum wage to $20 an hour beginning April 2024 (with annual increases through 2030) for workers at quick service restaurants in the state that are part of brands that have more than 60 establishments nationwide. AB 1228 also creates an advisory-only council with powers to recommend that state agencies enact additional health, safety and employment standards for quick service restaurants. Because AB 1228 will increase the operating costs for our Concepts’ restaurants in California, it may have an adverse impact on and disrupt the operations of our Concepts’ restaurants located there.

The inability to recruit and retain a sufficient number of qualified individuals at the store level may result in reduced operating hours, have a negative impact on service or customer experience, delay our planned use, development or deployment of technology, impact planned openings of new restaurants, or result in closures of existing restaurants by us and our Concepts’ franchisees, any of which could adversely affect our business. In addition, our Concepts and their franchisees may be subject to increasing union activity in the restaurant space. In the event of a strike, work slowdown or other labor unrest, the ability to adequately staff at the store level could be impaired, which could adversely impact our operations, growth prospects and distract management from focusing on our business and strategic priorities.

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

We and/or our Concepts’ franchisees have taken, and may continue to take, certain actions as a result of recent inflationary increases in food and other operating costs noted above, including by increasing food prices beyond typical pricing patterns at certain of our Concepts’ restaurants, attempting to negotiate favorable pricing terms with our suppliers and/or shifting to suppliers with more favorable pricing where feasible, and utilizing forward contracts and commodity futures and options contracts where possible to hedge commodity prices. However, because we and our Concepts’ franchisees provide competitively priced food, we have not always been able to pass through to our customers the full amount of our cost increases or otherwise fully mitigate the cost increases experienced by us or our Concepts’ franchisees. If we and our Concepts’ franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, our and our Concepts’ franchisees’ profit margins and return on invested capital may be adversely impacted. Moreover, to the extent that we raise menu prices to offset these costs, this could result in decreased consumer demand and adversely affect our business and/or our growth prospects.
Risks Related to our Concepts’ Brands and Reputation

Our success depends substantially on our corporate reputation and on the value and perception of our brands.Our success depends in large part upon our ability and our Concepts’ franchisees’ ability to maintain and enhance our corporate reputation and the value and perception of our brands, and a key aspect of our growth strategy is based on innovating and elevating the perception of our restaurant brands. Brand value is based in part on consumer perceptions regarding a variety of subjective factors, including the nutritional content and preparation of our food, our ingredients, food safety, our business practices, including with respect to how we source commodities, and our pricing (including price increases and discounting). Consumer acceptance of our offerings is subject to change and some changes can occur rapidly. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that may affect perceptions of our Concepts’ brands generally or relative to alternatives. The retail food industry has also been subject to scrutiny and claims that the menus and practices of restaurant chains have led to customer health issues, such as weight gain and other adverse effects. Publicity about these matters (particularly directed at the quick service and fast-casual segments of the retail food industry) may harm our Concepts’ reputations and adversely affect our business and/or our growth prospects. Moreover, this scrutiny could lead to increased regulation of the content or marketing of our products, including legislation or regulation taxing and/or regulating food with high-fat, sugar and salt content, or foods otherwise deemed to be “unhealthy,” which may increase costs of compliance and remediation to us and our Concepts’ franchisees. Additionally, if the demand for offerings at our Concepts’ restaurants and other fast-casual or quick service segments of the retail food industry decreases or shifts as a result of wellness trends or changing dietary preferences, including as a result of developments in or increased adoption of weight loss medications, our business, financial results and/or growth prospects may be adversely impacted.

In addition, business or other incidents, whether isolated or recurring, and whether originating from us, our Concepts’ restaurants, franchisees, competitors, governments, suppliers or distributors, can significantly reduce brand value and consumer perception, particularly if the incidents receive considerable publicity or result in litigation or investigations. For example, the reputation of our Concepts’ brands could be damaged by claims or perceptions about the quality, safety or reputation of our products, suppliers, distributors or franchisees or by claims or perceptions that we, founders of our Concepts, our Concepts’ franchisees or other business partners have acted or are acting in an unethical, illegal, racially-biased or socially irresponsible manner or are not fostering an inclusive and diverse environment, including with respect to the service and treatment of customers at our Concepts’ restaurants, and our or our Concepts’ franchisees’ treatment of employees, regardless of whether real or perceived. Our corporate reputation could also suffer from negative publicity or consumer sentiment regarding Company action or brand imagery, misconduct by any of our or our Concepts’ franchisees’ employees, or a real or perceived failure of corporate governance. Any such developments could adversely impact the perception of, our Concepts’ brands or our products, reduce consumer demand for our products or otherwise adversely impact us.

We cannot guarantee that franchisees or other third parties with licenses to use our intellectual property will not take actions that may harm the value of our intellectual property. Franchisee use of our Concepts’ trademarks are governed through franchise agreements and we monitor use of our trademarks by both franchisees and third parties, but franchisees or other third parties use or may refer to or make statements about our Concepts’ brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our Concepts’ brands or place our Concepts’ brands in a context that may tarnish their reputation. Moreover, unauthorized third parties, including our Concepts’ current and former franchisees, may use our intellectual property to trade on the goodwill of our Concepts’ brands, resulting in consumer confusion or brand dilution.

Our ability to reach consumers and drive results is heavily influenced by brand marketing and advertising and our ability to adapt to evolving consumer preferences, including developing and launching new and innovative products and offerings. Our marketing and advertising programs may not be as successful as intended, or may not be as successful as our competitors, and thus, may adversely affect our reputation, business, our growth prospects and the strength of our brand. In addition, any decisions we may make to collaborate or cease to collaborate with certain endorsers or marketing partners in light of actions taken or statements made by them could seriously harm our brand image with consumers, and, as a result, could have an adverse effect on our reputation and financial results.

We are subject to increasing and evolving expectations and requirements with respect to social and environmental sustainability matters, which could expose us to numerous risks.

There has been an increased focus, including from investors, the public and governmental and nongovernmental authorities, on social and environmental sustainability matters, such as climate change, greenhouse gases, packaging and waste, human rights, diversity, sustainable supply chain practices, animal health and welfare, deforestation, land, energy and water use and other corporate responsibility matters. At the same time, other stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectation with respect to sustainability initiatives, including so-called anti-environmental, social and governance (“ESG”) legislation or policies. We are and may become subject to changing rules and regulations promulgated by governmental and self-regulatory organizations with respect to social and environmental sustainability matters. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, an increase in expenses and management focus associated with satisfying such regulations and expectations. As a result of these increased expectations and evolving requirements, as well as our commitment to social and environmental sustainability matters, we may continue to establish or expand goals, commitments or targets, and take actions to meet such goals, commitments and targets. These goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may be criticized for the accuracy, adequacy or completeness of disclosures. Further, these goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, assumptions that are subject to change, and other risks and uncertainties, many of which are outside of our control. If our data, processes and reporting with respect to social and environmental matters are incomplete or inaccurate, or if we fail to achieve progress with respect to these goals on a timely basis, consumer and investor trust in our brands may suffer. In addition, some third parties (including ESG groups) may object to the scope or nature of our social and environmental program initiatives or goals, or any revisions to these initiatives or goals, which could give rise to negative responses by governmental actors (such as retaliatory legislative actions) or consumers (such as boycotts, lawsuits or negative publicity campaigns) that could adversely affect us or our brand value.

We may be adversely affected by climate change.

We could be adversely affected by the physical and/or transitional effects of climate change. Our and our franchisees’ properties and operations may be vulnerable to the adverse effects of climate change, which is predicted to result in ongoing changes in global weather patterns and more frequent and severe weather-related events such as droughts, wildfires, hurricanes and other natural disasters. Such adverse weather-related impacts may also adversely affect the general economy in countries where we operate, disrupt our operations, cause restaurant closures or delay the opening of new restaurants, adversely impact our supply chain and increase the costs of (and decrease the availability of) food and other supplies needed for our operations. In addition, various legislative and regulatory efforts to combat climate change may increase in the future, which could result in additional taxes, increased compliance costs, and otherwise disrupt and adversely impact us and our franchisees.

Risks Related to Government Regulation and Litigation

We may be subject to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We are regularly involved in legal proceedings, which include regulatory claims or disputes by claimants such as franchisees, suppliers, employees, customers, governments and others related to operational, foreign exchange, tax, franchise, contractual or employment issues. These claims or disputes may relate to personal injury, employment, real estate, environmental, tort, intellectual property, breach of contract, technology services, data privacy, securities, consumer protection, derivative and other litigation matters. See the discussion of legal proceedings in Note 20 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Plaintiffs often seek recovery of large or indeterminate amounts, and lawsuits are subject to inherent uncertainties (some of which are beyond the Company’s control). Unfavorable rulings or developments may also occur in cases we are not involved in. Moreover, regardless of whether any such lawsuits have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend, may divert resources and management attention away from our operations, and may negatively impact our financial results. With respect to insured claims, a judgment for damages in excess of any insurance coverage could adversely affect our financial condition or results of operations and/or growth prospects. Any adverse publicity resulting from these allegations may also adversely affect our Concepts’ reputations, which could adversely affect our financial results.

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
•Laws relating to our use of third party aggregators.
•Laws relating to currency conversion or exchange.

•Laws relating to international trade and sanctions.
•Anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act.
•Environmental laws and regulations, including with respect to climate change and greenhouse gas emissions.
•Federal and state immigration laws and regulations in the U.S.

We may also be adversely impacted by legal developments resulting in broader standards for determining when two or more entities may be found to be joint employers of the same employees under laws such as the National Labor Relations Act (the “NLRA”). In this regard, the National Labor Relations Board issued a rule with an anticipated effective date in February 2024 addressing the joint-employer test under the NLRA. This rule provides for more expansive standards in relation to determining joint employer status by giving consideration as to whether one entity has authority to control essential terms and conditions of employment of another entity, whether or not such control is exercised and whether or not any such exercise of control is direct or indirect. To the extent that the joint employer standards reflected in this rule are determined to be applicable to franchise relationships, we or our Concepts could be liable or held responsible for unfair labor practices and other violations and could be required to engage in collective bargaining with representatives of the employees of our Concepts’ franchisees. In addition to the foregoing, many states (including California) have enacted or are considering legislation regarding, or otherwise increased their focus on, the misclassification of independent contractors, which could have an adverse impact on and disrupt the operations of our Concepts' restaurants in other ways, such as costs relating to delivery aggregators or certain staff augmentation models.

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

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in various jurisdictions. Our accruals for tax liabilities are based on past experience, interpretations of applicable law, and judgments about potential actions by tax authorities. Such tax positions require significant judgment which may be incorrect or challenged by tax authorities and may result in payments greater than the amounts accrued. If the Internal Revenue Service (“IRS”) or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties, which could be material. For example, as disclosed in Note 20, as a result of an audit by the IRS for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report that includes a proposed adjustment for the 2014 fiscal year relating to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. While we disagree with the position of the IRS and intend to contest it vigorously, an unfavorable resolution of this matter could have a material, adverse impact on our Consolidated Financial Statements in future periods.

In addition, if jurisdictions in which we or our Concepts operate enact tax legislation, modify tax treaties and/or increase audit scrutiny, it could increase our taxes and have an adverse impact on our results of operations, growth prospects and financial position. For example, the Organization for Economic Cooperation and Development (the “OECD”), the E.U. and other countries (including countries in which we operate) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives. In particular, the OECD’s Pillar Two initiative provides for a 15% global minimum tax applied on a country-by-country basis, with a recommended effective date for most provisions of January 1, 2024. These proposals have been or are expected to be implemented in many jurisdictions in which we operate, and we anticipate an increase in the burdens related to the tax compliance and reporting costs as a result of the new rules.

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

Risks Related to Consumer Discretionary Spending and Macroeconomic Conditions

Our business and/or our growth prospects may be adversely impacted by changes in consumer discretionary spending and macroeconomic conditions, including inflationary pressures and elevated interest rates, in markets in which we operate.

As a company dependent upon consumer discretionary spending, we (and our Concepts’ franchisees) are sensitive to macroeconomic conditions and consumer discretionary spending levels in markets where we and our Concepts’ franchisees operate. Some of the factors that may impact discretionary consumer spending and macroeconomic conditions include unemployment and underemployment rates, fluctuations in disposable income, the price of gasoline, other inflationary pressures, higher taxes, reduced access to credit, elevated interest rate levels, stock market performance and changes in consumer confidence. In this regard, we and our Concepts’ franchisees have been adversely impacted by, and may continue to be adversely impacted by, negative macroeconomic conditions in certain markets where we and our Concepts’ franchisees operate, including impacts from increased commodity prices and other inflationary pressures, elevated interest rates, challenging labor market conditions, ongoing geopolitical instability, supply chain disruption, and increases in real estate costs in certain domestic and international markets. Any significant deterioration in current negative macroeconomic conditions in markets where we operate, or any recovery therefrom that is significantly slower than anticipated, could have an adverse effect on our business, growth prospects, financial conditions, or results of operations. In addition, negative macroeconomic conditions or other adverse business developments may result in future asset impairment charges. Moreover, if negative macroeconomic conditions result in significant disruptions to capital and financial markets, or negatively impact our credit ratings, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity and capital structure could be adversely impacted.

Risks Related to Competition

The retail food industry is highly competitive.

Our Concepts’ restaurants compete with international, national and regional restaurant chains as well as locally-owned restaurants, and the industry in which we operate is highly competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives, customer service reputation, restaurant location and attractiveness and maintenance of properties, management and hourly personnel and qualified franchisees. Moreover, if we are unable to successfully respond to changing consumer or dietary preferences, if our marketing efforts and/or launch of new products are unsuccessful, or if our Concepts’ restaurants are unable to compete successfully with other retail food outlets, our and our Concepts’ franchisees’ businesses and/or our growth prospects could be adversely affected. We also face ongoing competition due to convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition from delivery aggregators and other food delivery services has also increased and is expected to continue to increase, particularly in urbanized areas. Finally, not all of our competitors may seek to establish environmental or sustainability goals comparable to ours, which could result in lower supply chain or operating costs for our competitors. Increased competition and other competitive factors could have an adverse effect on our business or development plans.

Risks Related to Our Indebtedness

Our level of indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of December 31, 2023, our total outstanding short-term borrowings and long-term debt was approximately $11.2 billion. Subject to the limits contained in the agreements governing our outstanding indebtedness, we may incur additional debt from time to time, which would increase the risks related to our level of indebtedness. Our level of indebtedness could have important potential consequences, including, but not limited to:

•increasing our vulnerability to, and reducing our flexibility to plan for and respond to, adverse economic and industry conditions and changes in our business and the competitive environment;
•requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing or eliminating the availability of such cash flow to fund working capital, capital expenditures, acquisitions, dividends, share repurchases or other corporate purposes;
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
•increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest or we are forced to refinance indebtedness at higher interest rates, which risks are heightened by the current elevated interest rate environment;
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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2023 fiscal year and that remain unresolved.

Item 1C.	Cybersecurity.

Cybersecurity Risk Management Program

Information security and data privacy have been and remain of the utmost importance to the Company in light of the value we place on maintaining the trust and confidence of our consumers, employees and other stakeholders.

We have a risk-based cybersecurity risk management program (the “Program”) in place designed to assess, identify and manage material risks from cybersecurity threats. The Program falls under the oversight of our Chief Information Security Officer (“CISO”) and defines controls for access management, data protection and vulnerability detection, in addition to incident response protocols which are discussed further in the “Governance” section herein. The Program incorporates customized elements from industry-leading standards to drive robust and comprehensive protection.

To supplement our own internal processes and controls, we regularly engage consultants and other third parties as part of our Program, including to periodically:

•Test our information security defenses and to perform external penetration assessments;
•Review and assess the Program and its maturity; and
•Advise our Board of Directors and management regarding the structure and oversight of the program, incident response services and various cybersecurity related matters

We also have processes to oversee and identify material cybersecurity risks associated with our use of third-party service providers and their information systems. As part of these processes, we conduct cybersecurity due diligence around significant third-party service providers who access our information technology systems before their engagement. We require third-party service providers to promptly notify us of any actual or suspected breach impacting our data or operations. Additionally, we obtain System and Organization Controls (“SOC”) 1 or SOC 2 reports on an annual basis from vendors that host our significant financial applications to aid in our assessment of information security risk associated with our relationship with the host vendor. If a host vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess information security risk associated with the relationship.

Over 98% of our restaurants are owned and operated by franchisees who themselves are at risk of cyber-attacks or security incidents. There is limited direct connectivity between the Company’s network and the networks on which our franchisees operate. We have established minimum information security standards for our franchisees, which are in process of being adopted.

Despite the security measures implemented as part of our Program, the current cyber threat environment presents increased risks for all companies, and we are a frequent target of cyber-attacks and have experienced security incidents. For example, on January 18, 2023, the Company announced a ransomware attack that impacted certain Information Technology (“IT”) systems. This incident resulted in the closure of fewer than 300 restaurants in one market for one day, and certain of the Company’s IT systems and data were affected. In addition, although data was taken from our network, the affected data was limited to certain personal information of former and current employees, and we have no evidence that customer databases were accessed.

We have incurred, and may continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. In addition, several separate putative class actions have been filed in U.S. federal and state court by current and/or former employees alleging violations of privacy and other rights in connection with the ransomware incident.

We do not believe that any risks we have identified to date from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information regarding the risks to us associated with cybersecurity incidents, see Item 1A. “Risk Factors”.

Governance

The Company’s cybersecurity risk management processes are integrated into the Company’s overall risk management processes. The Board of Directors has overall responsibility for the oversight of the Company’s risk management and has delegated the oversight of specific risk-related responsibilities to certain Board committees. The Audit Committee oversees the Company’s business and financial technology risk exposure, which includes data privacy and data protection, information security and cybersecurity, as well as the controls in place to monitor and mitigate these risks.

At a management level, our Program is led by our CISO, who reports to the Company’s Chief Digital and Technology Officer. Our CISO has expertise in cybersecurity risk management through, among other things, his past service in information security roles at the Company, prior IT and security leadership positions at other public companies, and certain technology and information security matters certifications. Additionally, we have a formal data privacy management committee made up of privacy professionals, operational experts and specialist legal counsel which is overseen by our Chief Legal Officer.

We have a Data Incident Response Plan (“the Plan”) which provides for controls and procedures in connection with cybersecurity events including escalation procedures as summarized below. Under the Plan, we have established a Data Incident Response Team (the “Response Team”), a cross-functional group comprised of certain members of senior management, including our Chief Legal Officer and CISO. The Plan provides that the Response Team is responsible for assessing, investigating and responding to any cybersecurity event elevated for its consideration by our CISO.

In addition, under the Plan, we have established a cross-functional management group comprised of our Chief Legal Officer, Chief Financial Officer, Vice President Internal Audit, Vice President Compliance, Senior Vice President Finance & Corporate Controller and CISO. The Plan provides that any cybersecurity incident that is elevated for the review of the Response Team will also be reviewed by this group to determine whether any such incident is material for securities laws purposes and whether public disclosure is required or advisable in connection therewith, following any necessary consultation with the Company’s senior management, Disclosure Committee, Audit Committee and/or Board of Directors.

Our CISO and Chief Digital and Technology Officer advise the Audit Committee at least four times a year, and the Board of Directors regularly, on our management and oversight of information security risks, including data privacy and data protection risks. The Audit Committee also receives periodic updates on data privacy from members of management within our data privacy group in addition to the regular updates from our CISO. The Audit Committee provides a summary to the full Board at each regular Board meeting of the information security risk review together with any other risk related subjects discussed at the Audit Committee meeting.

Item 2.	Properties.

As of year end 2023, the Company’s Concepts owned land, building or both for 326 restaurants worldwide in connection with the operation of our 1,017 Company-owned restaurants. These restaurants are further detailed as follows:

•The KFC Division owned land, building or both for 66 restaurants.
•The Taco Bell Division owned land, building or both for 258 restaurants.
•The Pizza Hut Division owned land, building or both for 2 restaurants.

The Company currently also owns land, building or both related to approximately 450 franchise restaurants that it leases to franchisees and leases land, building or both related to approximately 250 franchise restaurants that it subleases to franchisees, principally in the U.S., United Kingdom, Australia and Germany.

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

The Company is subject to various lawsuits covering a variety of allegations. The Company believes that the ultimate liability, if any, in excess of amounts already provided for these matters in the Consolidated Financial Statements, is not likely to have a material adverse effect on the Company’s annual results of operations, financial condition or cash flows. Matters faced by the Company include, but are not limited to, claims from franchisees, suppliers, employees, customers, governments and others related to operational, foreign exchange, tax, franchise, contractual, cybersecurity or employment issues as well as claims that the Company has infringed on third-party intellectual property rights. In addition, the Company brings claims from time-to-time relating to infringement of, or challenges to, our intellectual property, including registered marks. Finally, as a publicly-traded company, disputes arise from time-to-time with our shareholders, including allegations that the Company breached federal securities laws or that officers and/or directors breached fiduciary duties. Descriptions of significant current specific claims and contingencies appear in Note 20, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, which is incorporated by reference into this item.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant.

The executive officers of the Company as of February 20, 2024, and their ages and current positions as of that date are as follows:

David Gibbs, 60, is Chief Executive Officer of YUM a position he has held since January 2020. Prior to that, he served as President and Chief Operating Officer from August 2019 to December 2019, as President, Chief Financial Officer and Chief Operating Officer from January 2019 to August 2019 and as President and Chief Financial Officer from May 2016 to December 2018. Prior to these positions, he served as Chief Executive Officer of Pizza Hut Division from January 2015 to April 2016. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December 2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Scott Catlett, 47, is Chief Legal and Franchise Officer and Corporate Secretary of YUM. He has served in this position since July 2020. Prior to that, he served as General Counsel and Corporate Secretary of YUM from July 2018 to June 2020 and he served as Vice President and Deputy General Counsel of YUM from November 2015 to June 2018. From September 2007 to October 2015 Mr. Catlett held various YUM positions including Vice President & Associate General Counsel.

Sean Tresvant, 53, is Chief Executive Officer of Taco Bell Division. He joined Taco Bell in January 2022 as the Global Chief Brand Officer. In February 2023, he was elevated to Global Chief Brand & Strategy Officer, and in January 2024 he became Chief Executive Officer. He is responsible for driving Taco Bell’s global growth strategies, franchise operations and overall performance. He is also Vice Chairman of the Taco Bell Foundation. Previously he spent 15 years at Nike, most recently as Chief Marketing Officer of the Jordan Brand.

Aaron Powell, 52, is Chief Executive Officer of Pizza Hut Division, a position he has held since September 2021. Before joining YUM, Mr. Powell served in various positions at Kimberly-Clark from September 2007 to August 2021. Prior to joining Kimberly-Clark, he served in various positions at Bain & Company and Proctor & Gamble.

David Russell, 54, is Senior Vice President, Finance and Corporate Controller of YUM. He has served as YUM’s Corporate Controller since February 2011 and as Senior Vice President, Finance since February 2017. Prior to serving as Corporate Controller, Mr. Russell served in various positions at the Vice President level in the YUM Finance Department, including Controller-Designate from November 2010 to February 2011 and Vice President, Assistant Controller from January 2008 to December 2010.

Sabir Sami, 56, is Chief Executive Officer of KFC Division, a position he has held since January 2022. From January 2020 to December 2021 he served in a dual role as KFC Division Chief Operating Officer and Managing Director of KFC Asia. Prior to this, from April 2013 to December 2019, he was Managing Director for the KFC Middle East, North Africa, Pakistan and Turkey markets. Before joining YUM in 2009, Mr. Sami served in various leadership roles at Procter & Gamble, the Coca-Cola Company and Reckitt Benckiser.

Tracy Skeans, 51, is Chief Operating Officer and Chief People Officer of YUM. She has served as Chief Operating Officer since January 2021 and Chief People Officer since January 2016. She also served as Chief Transformation Officer from November 2016 to December 2020. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From July 2009 to September 2011, she served as Director of Human Resources for Pizza Hut U.S and was on the Pizza Hut U.S. Finance team from September 2000 to June 2009.

Christopher Turner, 49, is Chief Financial Officer of YUM, a position he has held since August 2019. Before joining YUM, he served as Senior Vice President and General Manager in PepsiCo’s retail and e-commerce businesses with Walmart in the U.S. and more than 25 countries and across PepsiCo’s brands from December 2017 to July 2019. Prior to leading PepsiCo’s Walmart business, he served in various positions including Senior Vice President of Transformation for PepsiCo’s Frito-Lay North America business from July 2017 to December 2017 and Senior Vice President of Strategy for Frito-Lay from February 2016 to June 2017. Prior to joining PepsiCo, he was a partner in the Dallas office of McKinsey & Company, a strategic management consulting firm.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividend Policy

The Company’s Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange (“NYSE”).

As of February 16, 2024, there were 34,276 registered holders of record of the Company’s Common Stock.

In 2023, the Company declared and paid four cash dividends of $0.605 per share. In January 2024, the Company’s Board of Directors declared a dividend of $0.67 per share to be distributed March 8, 2024, to shareholders of record at the close of business on February 21, 2024. Future decisions to pay cash dividends continue to be at the discretion of the Company’s Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Company’s Board of Directors considers relevant.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2023, we did not repurchase shares of our Common Stock. In September 2022, our Board of Directors authorized share repurchases of up to $2.0 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. As of December 31, 2023, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under this authorization.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Discretionary Sector Index, a peer group that includes YUM, for the period from December 31, 2018 to December 29, 2023. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2018, and that all cash dividends were reinvested.

	12/31/2018	12/31/2019	12/30/2020	12/31/2021	12/30/2022	12/29/2023
YUM	$100	$111	$122	$159	$150	$155
S&P 500	$100	$131	$156	$200	$164	$207
S&P Consumer Discretionary	$100	$128	$171	$212	$134	$190

Source of total return data: Bloomberg

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Yum! Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company”, “YUM”, “we”, “us” or “our”) franchise or operate a system of over 58,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style food and pizza categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 58,000 restaurants, 98% are operated by franchisees.

As of December 31, 2023, YUM consists of four operating segments:

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

Our Growth agenda is based on four key drivers:
•Unrivaled Culture and Talent: Leverage our culture and people capability to fuel brand performance and franchise success
•Unmatched Operating Capability: Recruit and equip the best restaurant operators in the world to deliver great customer experiences
•Relevant, Easy and Distinctive Brands: Innovate and elevate iconic restaurant brands people trust and champion
•Bold Restaurant Development: Drive market and franchise unit expansion with strong economics and value

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

•Maximize shareholder return through a combination of paying a competitive dividend and returning excess free cash flow through debt paydowns and share repurchases; and

•Targets a consolidated net leverage ratio that balances shareholder returns, cost of capital and flexibility against various risk factors.

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company’s performance. Throughout this MD&A, we commonly discuss the following performance metrics:

~~•~~Same-store sales growth is the estimated percentage change in system sales of all restaurants that have been open and in the YUM system for one year or more (except as noted below), including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. The system sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends. In 2021, when calculating respective same-store sales growth we also included in our prior year base the sales of stores that were added as a result of our acquisition of The Habit Restaurants, Inc. on March 18, 2020, and that were open for one year or more.

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

As of the beginning of the second quarter of 2022, as a result of our progress towards exiting Russia and our decision to reclass future net profits attributable to Russia subsequent to the date of invasion of Ukraine from the Division segments in which those profits were earned to Unallocated Other income (see Notes 3 and 19), we elected to remove all Russia units from our unit count as well as to begin excluding those units’ associated sales from our system sales totals. We removed 1,112 units and 53 units in Russia from our global KFC and Pizza Hut unit counts, respectively. These units were treated similar to permanent store closures for purposes of our same-store sales calculations and thus they were removed from our same-store sales calculations beginning April 1, 2022.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. For discussion of our results of operations for 2022 compared to 2021, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.

2023 financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+12	+7	+8	+9	+12
Taco Bell Division	+9	+5	+4	+11	+11
Pizza Hut Division	+5	+2	+4	+1	+3
Worldwide	+10	+6	+6	+6	+12
Additionally:

•Foreign currency translation unfavorably impacted Divisional Operating Profit by $49 million for the year ended December 31, 2023. This included a negative impact to our KFC Division Operating Profit of $41 million for the year ended December 31, 2023.

	2023	2022	% Change
GAAP EPS	$5.59	$4.57	+23
Special Items EPS	$0.42	$0.04	NM
EPS Excluding Special Items	$5.17	$4.53	+14

•Gross unit openings for the year were 4,754 units resulting in 3,349 net new units.

Worldwide

GAAP Results

	Amount			% B/(W)
	2023	2022	2021	2023		2022
Company sales	$2,142	$2,072	$2,106	3		(2)
Franchise and property revenues	3,247	3,096	2,900	5		7
Franchise contributions for advertising and other services	1,687	1,674	1,578	1		6
Total revenues	7,076	6,842	6,584	3		4

Company restaurant expenses	$1,774	$1,745	$1,725	(2)		(1)
G&A expenses	1,193	1,140	1,060	(5)		(8)
Franchise and property expenses	123	123	117	(1)		(4)
Franchise advertising and other services expense	1,683	1,667	1,576	(1)		(6)
Refranchising (gain) loss	(29)	(27)	(35)	NM		NM
Other (income) expense	14	7	2	NM		NM
Total costs and expenses, net	4,758	4,655	4,445	(2)		(5)
Operating Profit	2,318	2,187	2,139	6		2

Investment (income) expense, net	(7)	(11)	(86)	NM		NM
Other pension (income) expense	(6)	9	7	NM		NM
Interest expense, net	513	527	544	3		3
Income before income taxes	1,818	1,662	1,674	9		(1)
Income tax provision	221	337	99	35		(242)
Net Income	$1,597	$1,325	$1,575	21		(16)

Diluted EPS(a)	$5.59	$4.57	$5.21	23		(12)
Effective tax rate	12.1%	20.3%	5.9%	8.2	ppts.	(14.4)	ppts.

(a)See Note 4 for the number of shares used in this calculation.

Performance Metrics

				% Increase (Decrease)
Unit Count	2023	2022	2021	2023	2022
Franchise	57,691	54,371	52,373	6	4
Company-owned	1,017	990	1,051	3	(6)
Total	58,708	55,361	53,424	6	4

	2023	2022	2021
Same-Store Sales Growth (Decline) %	6	4	10
System Sales Growth (Decline) %, reported	8	2	16
System Sales Growth (Decline) %, excluding FX	10	6	13

Our system sales breakdown by Company and franchise sales was as follows:

	Year
	2023	2022	2021
Consolidated
Company sales(a)	$2,142	$2,072	$2,106
Franchise sales	61,647	57,211	56,082
System sales	63,789	59,283	58,188
Negative (Positive) Foreign Currency Impact(b)	1,169	2,653	N/A
System sales, excluding FX	$64,958	$61,936	$58,188

KFC Division
Company sales(a)	$484	$491	$596
Franchise sales	33,379	30,625	30,769
System sales	33,863	31,116	31,365
Negative (Positive) Foreign Currency Impact(b)	965	2,102	N/A
System sales, excluding FX	$34,828	$33,218	$31,365

Taco Bell Division
Company sales(a)	$1,069	$1,002	$944
Franchise sales	14,846	13,651	12,336
System sales	15,915	14,653	13,280
Negative (Positive) Foreign Currency Impact(b)	(3)	52	N/A
System sales, excluding FX	$15,912	$14,705	$13,280

Pizza Hut Division
Company sales(a)	$14	$21	$46
Franchise sales	13,301	12,832	12,909
System sales	13,315	12,853	12,955
Negative (Positive) Foreign Currency Impact(b)	207	499	N/A
System sales, excluding FX	$13,522	$13,352	$12,955

Habit Burger Grill Division
Company sales(a)	$575	$558	$520
Franchise sales	121	103	68
System sales	696	661	588
Negative (Positive) Foreign Currency Impact(b)	—	—	N/A
System sales, excluding FX	$696	$661	$588

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	2023	2022	2021
Core Operating Profit Growth %	12	5	18
Diluted EPS Growth %, excluding Special Items	14	1	23
Effective Tax Rate excluding Special Items	20.6%	20.9%	21.4%

	2023	2022	2021
Company restaurant profit	$368	$327	$381
Company restaurant margin %	17.2%	15.8%	18.1%

	Year
	2023	2022	2021
Reconciliation of GAAP Operating Profit to Core Operating Profit
Consolidated
GAAP Operating Profit	$2,318	$2,187	$2,139
Detail of Special Items:
(Gain) loss associated with market-wide refranchisings(a)	5	—	4
Operating (profit) loss impact from decision to exit Russia(b)	11	(44)	—
Charges associated with resource optimization(c)	21	11	9
Other Special Items (Income) Expense	2	—	3
Special Items (Income) Expense - Operating Profit	39	(33)	16
Negative (Positive) Foreign Currency Impact on Operating Profit	49	118	N/A
Core Operating Profit	$2,406	$2,272	$2,155

Special Items as shown above were recorded to the financial statement line items identified below:
	Year
	2023	2022	2021
Consolidated Statement of Income Line Item
General and administrative expenses	$28	$19	$7
Franchise and property expenses	1	6	(1)
Refranchising (gain) loss	5	—	4
Other (income) expense	5	(58)	6
Special Items (Income) Expense - Operating Profit	$39	$(33)	$16

KFC Division
GAAP Operating Profit	$1,304	$1,198	$1,230
Negative (Positive) Foreign Currency Impact	41	98	N/A
Core Operating Profit	$1,345	$1,296	$1,230

Taco Bell Division
GAAP Operating Profit	$944	$850	$758
Negative (Positive) Foreign Currency Impact	—	2	N/A
Core Operating Profit	$944	$852	$758

Pizza Hut Division
GAAP Operating Profit	$391	$387	$387
Negative (Positive) Foreign Currency Impact	8	18	N/A
Core Operating Profit	$399	$405	$387

Habit Burger Grill Division
GAAP Operating Profit (Loss)	$(14)	$(24)	$2
Negative (Positive) Foreign Currency Impact	—	—	N/A
Core Operating Profit (Loss)	$(14)	$(24)	$2

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$1,597	$1,325	$1,575
Special Items (Income) Expense - Operating Profit	39	(33)	16
Special Items (Income) Expense - Interest Expense, net(d)	—	28	34
Special Items (Income) Expense - Other Pension Income	—	—	(1)
Special Items Tax (Benefit) Expense(e)	(161)	(8)	(270)
Net Income excluding Special Items	$1,475	$1,312	$1,354

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$5.59	$4.57	$5.21
Less Special Items Diluted EPS	0.42	0.04	0.73
Diluted EPS excluding Special Items	$5.17	$4.53	$4.48

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate, excluding Special Items
GAAP Effective Tax Rate	12.1%	20.3%	5.9%
Impact on Tax Rate as a result of Special Items	(8.5)%	(0.6)%	(15.5)%
Effective Tax Rate excluding Special Items	20.6%	20.9%	21.4%

(a)Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the years ended December 31, 2023 and 2021, we recorded net refranchising losses of $5 million and $4 million, respectively, that have been reflected as Special Items.

Additionally, during the years ended December 31, 2023, 2022 and 2021, we recorded net refranchising gains of $34 million, $27 million and $39 million, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings that we believe are indicative of our expected ongoing refranchising activity.

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

Our GAAP operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of sale or transfer, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net operating profits or losses from the Division segment results in which they were earned to Unallocated Other income (expense). Additionally, we incurred certain expenses related to the dispositions of the businesses and other one-time costs related to our exit from Russia which we recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. Also recorded in Unallocated Other income (expense) were foreign exchange impacts attributable to fluctuations in the value of the Russian ruble and a charge of $3 million recorded during the year ended December 31, 2023, as a result of the completion of the sale of the KFC Russia business. The resulting net Operating Loss of $11 million for the year ended December 31, 2023, and net Operating Profit of $44 million for the year ended December 31, 2022, have been reflected as Special Items.

(c)Charges related to a resource optimization program initiated in the third quarter of 2020. See Note 5. Due to their scope and size, the charges over the life of the program, which have primarily resulted from severance associated with positions that have been eliminated or relocated and consultant fees, are being recorded as Special Items.

(d)Amounts recorded in connection with redemptions of long-term debt. See Note 5. Due to their size and the fact that they are not indicative of our ongoing interest expense, these amounts have been reflected as Special Items.

(e)The below table includes the detail of Special Items Tax (Benefit) Expense:

	Year
	2023	2022	2021
Tax (Benefit) Expense on Special Items Operating Profit and Interest Expense	$(8)	$2	$(11)
Tax (Benefit) Expense - Other Income tax impacts from decision to exit Russia	(7)	72	—
Tax (Benefit) - Intra-entity transfers and valuations of intellectual property	(183)	(82)	(251)
Tax Expense - Other Income tax impacts recorded as Special	37	—	(8)
Special Items Tax (Benefit) Expense	$(161)	$(8)	$(270)

Tax (Benefit) Expense on Special Items Operating Profit and Interest Expense was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

In addition to the corresponding Tax (Benefit) Expense on the Operating (Profit) Loss impact from our decision to exit Russia as included above, Special Items Tax (Benefit) Expense also includes $72 million of incremental net tax expense recorded in the year ended December 31, 2022 from the remeasurement and reassessment of the need for a valuation allowance on deferred tax assets in Switzerland due to the expected reduction in the tax basis of intellectual property rights ("IP") associated with the loss of the Russian royalty income. In addition, we reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the existing basis difference would reverse by way of sale.

Special Items Tax (Benefit) Expense includes $183 million, $82 million and $251 million of tax benefit recorded in the years ended December 31, 2023, 2022 and 2021 respectively, associated with intra-entity transfers and valuations of certain IP rights.
•The benefit recorded in the year ended December 31, 2023, resulted primarily from $99 million of deferred tax benefit arising from the remeasurement of deferred tax assets associated with previously transferred IP rights in Switzerland as a result of an increase in our jurisdictional tax rate, as well as a $29 million deferred tax benefit associated with credits granted by local Swiss tax authorities. The benefit recorded in the year ended December 31, 2023, also includes $30 million of deferred tax benefit associated with the intra-entity transfer of certain Asia region IP rights to Singapore or the U.S.
•The benefit recorded in the year ended December 31, 2022, resulted from the remeasurement of deferred tax assets associated with IP rights held in Switzerland in connection with an annual valuation under Swiss law, as well as the reassessment of the need for a valuation allowance on those deferred tax assets based on forecasted future taxable income. The annual valuation supported an increase to tax basis of Swiss IP rights associated with parts of our business that continue to use these IP rights due to expected royalty growth assumptions in those parts of the business that largely offset the loss of Russia royalty income associated with such IP rights as a result of our decision to exit the Russia market.
•The benefit recorded in the year ended December 31, 2021, resulted primarily from $187 million of tax benefit as a result of concentration of management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland. Concurrent with this change in management responsibility, we completed intra-entity transfers of certain KFC IP rights from subsidiaries in the UK to subsidiaries in Switzerland, and later, additional European IP rights from subsidiaries in the U.S. to subsidiaries in Switzerland. With the transfers of these rights, we received a step-up in amortizable basis of those IP rights to current fair value under Swiss law. The benefit recorded in the year ended December 31, 2021, also includes $64 million of benefit resulting from the remeasurement of deferred tax assets associated with previously transferred IP rights in the UK as a result of an increase in our jurisdictional tax rate.

Other Income Tax impacts recorded as Special in the year ended December 31, 2023 include $41 million of expense associated with a correction in the timing of capital loss utilization related to refranchising gains previously recorded as Special Items to tax years with a lower statutory tax rate.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit

	2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,304	$944	$391	$(14)	$(307)	$2,318
Less:
Franchise and property revenues	1,698	918	622	9	—	3,247
Franchise contributions for advertising and other services	648	654	383	2	—	1,687
Add:
General and administrative expenses	383	204	221	59	326	1,193
Franchise and property expenses	72	32	15	3	1	123
Franchise advertising and other services expense	648	644	389	2	—	1,683
Refranchising (gain) loss	—	—	—	—	(29)	(29)
Other (income) expense	6	—	(11)	10	9	14
Company restaurant profit	$67	$252	$—	$49	—	$368
Company sales	$484	$1,069	$14	$575	—	$2,142
Company restaurant margin %	13.7%	23.7%	0.1%	8.5%	N/A	17.2%

	2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,198	$850	$387	$(24)	$(224)	$2,187
Less:
Franchise and property revenues	1,645	837	607	7	—	3,096
Franchise contributions for advertising and other services	698	598	376	2	—	1,674
Add:
General and administrative expenses	390	191	211	51	297	1,140
Franchise and property expenses	69	33	13	2	6	123
Franchise advertising and other services expense	684	599	382	2	—	1,667
Refranchising (gain) loss	—	—	—	—	(27)	(27)
Other (income) expense	67	(2)	(10)	4	(52)	7
Company restaurant profit	$65	$236	$—	$26	$—	$327
Company sales	$491	$1,002	$21	$558	$—	$2,072
Company restaurant margin %	13.2%	23.6%	(2.2)%	4.7%	N/A	15.8%

	2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,230	$758	$387	$2	$(238)	$2,139
Less:
Franchise and property revenues	1,557	742	597	4	—	2,900
Franchise contributions for advertising and other services	640	552	385	1	—	1,578
Add:
General and administrative expenses	377	174	201	48	260	1,060
Franchise and property expenses	74	33	11	—	(1)	117
Franchise advertising and other services expense	627	553	395	1	—	1,576
Refranchising (gain) loss	—	—	—	—	(35)	(35)
Other (income) expense	(5)	1	(9)	1	14	2
Company restaurant profit	$106	$225	$3	$47	$—	$381
Company sales	$596	$944	$46	$520	$—	$2,106
Company restaurant margin %	17.7%	23.9%	6.8%	9.0%	N/A	18.1%

Items Impacting Reported Results and/or Reasonably Likely to Impact Future Results

The following items impacted reported results in 2023 and/or 2022 and/or are reasonably likely to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

Middle East Conflict

During the fourth quarter of 2023, certain of our markets, principally in our KFC and Pizza Hut Divisions, began being impacted by a military conflict in the Middle East region. As a result, our sales were impacted to varying degrees in markets across the Middle East, Malaysia and Indonesia. This represented a low single-digit headwind to fourth-quarter same-store sales growth. This trend has continued into the first quarter of 2024, and we expect the sales impact to decrease over the course of 2024.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Divisional Operating Profit by $49 million for the year ended December 31, 2023. This included a negative impact to our KFC Division Operating Profit of $41 million for the year ended December 31, 2023. For 2024, we currently expect changes in foreign currency to negatively impact Divisional Operating Profit by approximately $10 to $30 million, primarily in the first half of the year.

Investment in Devyani

In 2020, we received an approximate 5% minority interest in Devyani International Limited (“Devyani”), an entity that owns our KFC India and Pizza Hut India master franchisee rights. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of this investment became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net in our Consolidated Statements of Income and recognized pre-tax investment income of $8 million and $11 million in the years ended December 31, 2023 and 2022, respectively.

KFC Division

The KFC Division has 29,900 units, 87% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of the end of 2023.

				% B/(W)				% B/(W)
				2023				2022
	2023	2022	2021	Reported		Ex FX		Reported		Ex FX
System Sales	$33,863	$31,116	$31,365	9		12		(1)		6
Same-Store Sales Growth (Decline) %	7%	4%	11%	N/A		N/A		N/A		N/A

Company sales	$484	$491	$596	(2)		2		(18)		(11)
Franchise and property revenues	1,698	1,645	1,557	3		6		6		12
Franchise contributions for advertising and other services	648	698	640	(7)		(6)		9		16
Total revenues	$2,830	$2,834	$2,793	—		2		1		8

Company restaurant profit	$67	$65	$106	2		7		(39)		(33)
Company restaurant margin %	13.7%	13.2%	17.7%	0.5	ppts.	0.6	ppts.	(4.5)	ppts.	(4.4)	ppts.

G&A expenses	$383	$390	$377	2		2		(3)		(6)
Franchise and property expenses	72	69	74	(5)		(6)		7		(3)
Franchise advertising and other services expense	648	684	627	5		4		(9)		(15)
Operating Profit	$1,304	$1,198	$1,230	9		12		(3)		5

				% Increase (Decrease)
Unit Count	2023	2022	2021	2023	2022
Franchise	29,680	27,541	26,643	8	3
Company-owned	220	219	291	—	(25)
Total	29,900	27,760	26,934	8	3

Company sales and Company restaurant margin %

In 2023, the increase in Company sales, excluding the impact of foreign currency translation, was driven by Company same-store sales growth of 5%, partially offset by the suspension of operations of our 70 company owned KFC restaurants in Russia.

In 2023, the increase in Company restaurant margin percentage was driven by Company same-store sales growth, partially offset by commodity inflation.

Franchise and property revenues

In 2023, the increase in Franchise and property revenues, excluding the impact of foreign currency translation, was driven by franchise same-store sales growth of 7% and unit growth, partially offset by a 5% negative impact from the sale of our KFC Russia business.

G&A

In 2023, the decrease in G&A, excluding the impact of foreign currency translation, was driven by the impact of the sale of our KFC Russia business, partially offset by higher headcount and salaries, and higher expenses related to our annual incentive compensation programs.

Operating Profit

In 2023, the increase in Operating Profit, excluding the impact of foreign currency translation, was driven by same-store sales growth and unit growth, partially offset by higher restaurant operating costs and the negative impact of 1 percentage point on operating profit growth as a result of lower profits in Russia.

Taco Bell Division

The Taco Bell Division has 8,564 units, 86% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of the end of 2023.

				% B/(W)				% B/(W)
				2023				2022
	2023	2022	2021	Reported		Ex FX		Reported		Ex FX
System Sales	$15,915	$14,653	$13,280	9		9		10		11
Same-Store Sales Growth (Decline) %	5%	8%	11%	N/A		N/A		N/A		N/A

Company sales	$1,069	$1,002	$944	7		7		6		6
Franchise and property revenues	918	837	742	10		10		13		13
Franchise contributions for advertising and other services	654	598	552	9		9		8		8
Total revenues	$2,641	$2,437	$2,238	8		8		9		9

Company restaurant profit	$252	$236	$225	7		7		5		5
Company restaurant margin %	23.7%	23.6%	23.9%	0.1	ppts.	0.1	ppts.	(0.3)	ppts.	(0.3)	ppts.

G&A expenses	$204	$191	$174	(7)		(7)		(9)		(10)
Franchise and property expenses	32	33	33	4		4		1		—
Franchise advertising and other services expense	644	599	553	(7)		(7)		(8)		(8)
Operating Profit	$944	$850	$758	11		11		12		12

				% Increase (Decrease)
Unit Count	2023	2022	2021	2023	2022
Franchise	8,081	7,754	7,329	4	6
Company-owned	483	464	462	4	—
Total	8,564	8,218	7,791	4	5

Company sales and Company restaurant margin %

In 2023, the increase in Company sales was driven by company same-store sales growth of 5% and unit growth partially offset by refranchising.

In 2023, the increase in Company restaurant margin percentage was driven by same-store sales growth partially offset by higher labor costs, commodity inflation and increases in other restaurant operating costs.

Franchise and property revenues

In 2023, the increase in Franchise and property revenues was driven by franchise same-store sales growth of 6% and unit growth.

G&A

In 2023, the increase in G&A was driven by higher digital and technology expenses and higher headcount and salaries, partially offset by lower expenses related to our annual incentive compensation programs.

Operating Profit

In 2023, the increase in Operating Profit was driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs and higher G&A.

Pizza Hut Division

The Pizza Hut Division has 19,866 units, 67% of which are located outside the U.S. Over 99% of the Pizza Hut Division units were operated by franchisees as of the end of 2023. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands.

				% B/(W)				% B/(W)
				2023				2022
	2023	2022	2021	Reported		Ex FX		Reported		Ex FX
System Sales	$13,315	$12,853	$12,955	4		5		(1)		3
Same-Store Sales Growth (Decline) %	2	Even	7%	N/A		N/A		N/A		N/A

Company sales	$14	$21	$46	(33)		(33)		(55)		(55)
Franchise and property revenues	622	607	597	3		4		2		5
Franchise contributions for advertising and other services	383	376	385	2		2		(2)		(1)
Total revenues	$1,019	$1,004	$1,028	1		2		(2)		—

Company restaurant profit	$—	$—	$3	NM		NM		NM		NM
Company restaurant margin %	0.1%	(2.2)%	6.8%	2.3	ppts.	2.3	ppts.	(9.0)	ppts.	(9.0)	ppts.

G&A expenses	$221	$211	$201	(5)		(5)		(5)		(7)
Franchise and property expenses	15	13	11	(16)		(15)		(23)		(25)
Franchise advertising and other services expense	389	382	395	(2)		(2)		3		2
Operating Profit	$391	$387	$387	1		3		Even		4

				% Increase (Decrease)
Unit Count	2023	2022	2021	2023	2022
Franchise	19,859	19,013	18,359	4	4
Company-owned	7	21	22	(67)	(5)
Total	19,866	19,034	18,381	4	4

Franchise and property revenues

In 2023, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by unit growth and franchise same-store sales growth of 2%, partially offset by lapping the prior year recognition of franchise fees related to unexercised development rights arising from a master franchise agreement.

G&A

In 2023, the increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount and salaries, higher professional fees and higher travel related expenses.

Operating Profit

In 2023, the increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by unit growth and same-store sales growth, partially offset by higher G&A and lapping the prior year recognition of franchise fees related to unexercised development rights arising from a master franchise agreement.

Habit Burger Grill Division

The Habit Burger Grill Division has 378 units, the vast majority of which are in the U.S. The Company owned 84% of the Habit Burger Grill units in the U.S. as of December 31, 2023.

				% B/(W)		% B/(W)
				2023		2022
	2023	2022	2021	Reported	Ex FX	Reported	Ex FX
System Sales	$696	$661	$588	6	6	12	12
Same-Store Sales Growth (Decline) %	(3)%	(1)%	16%	N/A	N/A	N/A	N/A

Total revenues	$586	$567	$525	3	3	8	8
Operating Profit (Loss)	$(14)	$(24)	$2	42	42	NM	NM

				% Increase (Decrease)
Unit Count	2023	2022	2021	2023	2022
Franchise	71	63	42	13	50
Company-owned	307	286	276	7	4
Total	378	349	318	8	10

Corporate & Unallocated

				% B/(W)
(Expense)/Income	2023	2022	2021	2023		2022
Corporate and unallocated G&A	$(326)	$(297)	$(260)	(10)		(14)
Unallocated Franchise and property income (expense)	(1)	(6)	1	NM		NM
Unallocated Refranchising gain (loss) (See Note 5)	29	27	35	NM		NM
Unallocated Other income (expense)	(9)	52	(14)	NM		NM
Investment income (expense), net (See Note 5)	7	11	86	NM		NM
Other pension income (expense) (See Note 15)	6	(9)	(7)	NM		NM
Interest expense, net	(513)	(527)	(544)	3		3
Income tax provision (See Note 18)	(221)	(337)	(99)	35		(242)
Effective tax rate (See Note 18)	12.1%	20.3%	5.9%	8.2	ppts.	(14.4)	ppts.

Corporate and unallocated G&A

In 2023, the increase in Corporate and Unallocated G&A expenses was driven by higher costs associated with our resource optimization program, higher current year expenses related to our annual incentive compensation programs and costs associated with the previously disclosed January 2023 ransomware attack.

Unallocated Other income (expense)

Unallocated Other income (expense) for the year ended December 31, 2022, includes Russia net operating profits of $44 million reclassed from KFC and Pizza Hut Division Other income due to our decision to exit Russia (see Note 19).

Interest expense, net

The decrease in Interest expense, net for 2023 was primarily driven by lapping $28 million of expense in the prior year relating to the call premium and unamortized debt issuance costs written-off associated with the redemption of the 2025 Notes (as discussed in our 2022 Form 10-K) and higher interest income. This was partially offset by a higher weighted average interest rate.

Consolidated Cash Flows

Net cash provided by operating activities was $1,603 million in 2023 versus $1,427 million in 2022. The increase was largely driven by an increase in Operating profit and a decrease in incentive compensation payments, partially offset by higher tax payments.

Net cash used in investing activities was $107 million in 2023 versus $202 million in 2022. The change was primarily driven by proceeds from the current year sale of KFC Russia, partially offset by lower refranchising proceeds.

Net cash used in financing activities was $1,429 million in 2023 versus $1,323 million in 2022. The change was primarily driven by lower net borrowings, partially offset by lower current year share repurchases.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past five years and we expect that to continue to be the case in 2024. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through debt paydowns and share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement (see Note 11) that was undrawn as of December 31, 2023. We believe that our ongoing cash from operations, cash on hand, which was approximately $500 million at December 31, 2023, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

Our material cash requirements include the following contractual and other obligations.

Debt Obligations and Interest Payments

As of December 31, 2023, approximately 94%, including the impact of interest rate swaps, of our $11.2 billion of total debt outstanding, excluding finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.6%. We ended 2023 with a consolidated net leverage ratio of 4.2x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We currently have credit ratings of BB (Standard & Poor’s)/Ba2 (Moody’s).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of December 31, 2023.

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes			$938	$884	$595	$589		$737				$3,743
Credit Agreement	$48	$53	661	15	1,399							2,176
Subsidiary Senior Unsecured Notes				750								750
YUM Senior Unsecured Notes							$800	1,050	$2,100	$325	$275	4,550
Total	$48	$53	$1,599	$1,649	$1,994	$589	$800	$1,787	$2,100	$325	$275	$11,219

Interest payments on the outstanding long-term debt in the table above total approximately $3.1 billion, with approximately $500 million due within the next twelve months on the outstanding amounts on a nominal basis. The estimated interest payments related to the variable rate portion of our debt, net of our interest rate swaps, are based on current Secured Overnight Financing Rate (“SOFR”) interest rates.

See Note 11 for details on the Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

Operating and Finance Leases

Payments required under our operating and finance leases total $1,163 million, of which $128 million is payable within the next 12 months. These amounts are on a nominal basis and include payments related to lease renewal options we are reasonably certain to exercise. These leases relate primarily to approximately 700 Company-owned restaurants and approximately 250 leased restaurants for which we sublease land, building or both to our franchisees. See Note 12.

Investing Activities

We remain committed to maintaining our asset light, franchisor model that includes at least a 98% franchise mix. Our allocation strategy for investing activities includes:

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

In 2024, we expect that company store investments will exceed refranchising proceeds by $85 to $95 million, primarily driven by our strategy to accelerate growth of Habit Burger Grill company units and continued investments in Taco Bell company restaurants. This will result in net capital expenditures of approximately $275 million, reflecting up to $315 million of gross capital expenditures and $40 million of refranchising proceeds.

Additionally, on December 6th, 2023, the Company announced that it had entered into a definitive agreement to acquire 218 KFC restaurants in the U.K. and Ireland from a franchisee. The transaction will be funded from the Company’s cash on hand and is expected to close early in 2024.

Purchase Obligations

Our purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancellable without penalty. Our purchase obligations relate primarily to marketing, information technology and supply agreements. We have purchase obligations of approximately $425 million at December 31, 2023, with approximately $250 million due within the next 12 months.

In addition to our contractual and other obligations, we seek to pay a competitive dividend and return excess cash to shareholders through share repurchases. As discussed in Note 20, we are also subject to claims and contingencies related to certain tax and legal matters that may require future cash outlays.

Dividends and Share Repurchases

In January 2024, our Board of Directors declared a dividend of $0.67 per share of Common Stock, a 11% increase from the quarterly dividend of $0.605 per share of Common Stock paid in 2023. This quarterly dividend will be distributed March 8, 2024, to shareholders of record at the close of business on February 21, 2024, and will total approximately $190 million.

In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. This authorization took effect during the fourth quarter of 2022 upon the exhaustion of a prior authorization approved in May 2021. As of December 31, 2023, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under the September 2022 authorization. This authorization does not obligate the Company to acquire any specific number of shares.

Contingencies

As discussed in Note 20, as a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $1.1 billion through December 31, 2023. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing on multiple grounds the proposed underpayment of tax and penalties. We have received the IRS Examination Division’s Rebuttal to our Protest and the case has been accepted by the IRS Office of Appeals.

Also, as discussed in Note 20, on January 29, 2020, we received an order from the Special Director of the Directorate of Enforcement (“DOE”) in India imposing a penalty on Yum! Restaurants India Private Limited (“YRIPL”) of approximately Indian Rupee 11 billion, or approximately $135 million, primarily relating to alleged violations of operating conditions imposed in 1993 and 1994. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal that had been scheduled for December 4, 2023 has been rescheduled to March 4, 2024. The stay order remains in effect, and the next hearing in the Delhi High Court that had been scheduled for December 14, 2023 has been rescheduled to March 21, 2024. We deny liability and intend to continue vigorously defending this matter.

See the Lease Guarantees section of Note 20 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The standard is effective for the Company's Annual Report on Form 10-K for fiscal 2024, and subsequent interim periods, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosure requirements related to the income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The standard is effective for the Company's Annual Report on Form 10-K for fiscal 2025 with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of the standard on our disclosures.

Critical Accounting Policies and Estimates

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments.  These judgments involve estimations of the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations or financial condition.  Changes in the estimates and judgments could significantly affect our results of operations and financial condition and cash flows in future years.  A description of what we consider to be critical accounting policies follows.

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

Fair value is an estimate of the price a franchisee would pay for the restaurant and its related assets, including any right-of-use assets, and is determined by discounting the estimated future after-tax cash flows of the restaurant, which include a deduction for royalties we would receive under a franchise agreement with terms substantially at market. The after-tax cash flows incorporate reasonable sales growth and margin improvement assumptions as well as expectations as to the useful lives of the restaurant assets that would be used by a franchisee in the determination of a purchase price for the restaurant.

We perform an impairment evaluation at a restaurant group level when it is more likely than not that we will refranchise restaurants as a group.  Expected net sales proceeds are generally based on actual bids from the buyer, if available, or anticipated bids given the discounted projected after-tax cash flows for the group of restaurants.  Historically, these anticipated bids have been reasonably accurate estimations of the proceeds ultimately received. The after-tax cash flows used in determining the anticipated bids incorporate similar assumptions to those of a restaurant level assessment.

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

Estimates of future cash flows are highly subjective judgments and can be significantly impacted by changes in the business or economic conditions. We formulate these estimates in consideration of historical experience, recent economic and industry trends, and competitive conditions. If our estimates or underlying assumptions, including the discount rate, change, we may experience higher impairment charges in the future.

We evaluate indefinite-lived intangible assets for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. Our most significant indefinite-lived intangible asset is our Habit Burger Grill brand asset with a book value of $96 million at December 31, 2023. As of our fourth quarter 2023 annual impairment testing date, the fair values of all of our indefinite-lived intangible assets were in excess of their respective carrying values and no impairment was recorded.

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

The fair values of all our reporting units with goodwill balances were in excess of their respective carrying values as of our fourth quarter 2023 goodwill testing date, with all but the Habit Burger Grill reporting unit having fair values that were substantially in excess of their respective carrying values. As it relates to our Habit Burger Grill reporting unit, which includes a goodwill balance of $66 million as of the end of 2023, the assumptions that are most impactful to our fair value estimate include margin improvement, sales growth from net new units and same-store sales growth. Significant changes in the assumptions used in our analysis could result in a future goodwill impairment charge. Circumstances that could result in changes to our assumptions and related fair value estimate include, but are not limited to, expectations of lower than originally estimated margin improvement, which can be caused by a variety of factors including changes in expected labor costs and commodity inflation.

When we refranchise restaurants, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising versus the portion of the reporting unit that will be retained.  The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which include a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transaction. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit retained and includes the value of franchise agreements. Appropriate adjustments are made to the fair value determinations if such franchise agreement is determined to not be at prevailing market rates. As such, the fair value of the reporting unit retained can include expected future cash flows from royalties from those restaurants currently being refranchised, royalties from existing franchise businesses and retained company restaurant operations. As a result, the percentage of a reporting unit’s goodwill that will be written off in a refranchising transaction will be less than the percentage of the reporting unit’s Company-owned restaurants that are refranchised in that transaction and goodwill can be allocated to a reporting unit with only franchise restaurants. When determining whether such franchise agreement is at prevailing market rates our primary consideration is consistency with the terms of our current franchise agreements both within the country that the restaurants are being refranchised in and around the world.  The Company believes consistency in royalty rates as a percentage of sales is appropriate as the Company and franchisee share in the impact of near-term fluctuations in sales results with the acknowledgment that over the long-term the royalty rate represents an appropriate rate for both parties.

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

During 2023, refranchising activity completed by the Company was limited and the write-off of goodwill associated with these transactions was less than $1 million.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $778 million and a fair value of plan assets of $680 million at December 31, 2023.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For our U.S. plans, we measured our PBOs using a discount rate of 5.60% at December 31, 2023. The primary basis for this discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or Standard & Poor’s (“S&P”) with cash flows that mirror our expected benefit payment cash flows under the plans. We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody’s and S&P) and bonds with yields that were two standard deviations or more above the mean. In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year. Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year. The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate. We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $40 million at our measurement date. Conversely, a 50 basis-point decrease in this discount rate would have increased our U.S. plans’ PBOs by approximately $45 million at our measurement date.

The net periodic benefit cost we will record in 2024 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date. We expect net periodic benefit income for our U.S. plans of $3 million in 2024 compared to $4 million of periodic benefit income in 2023, which represents a decrease in benefit of $1 million year-over-year.  A 50 basis-point change in our discount rate assumption at our 2023 measurement date would impact our 2024 U.S. net periodic benefit cost by approximately $5 million. The impacts of changes in net periodic benefit costs are reflected primarily in Other pension (income) expense.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical and expected future returns for each asset category. Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2024 pension expense, at December 31, 2023, was 6.35%, net of administrative and investment fees paid from plan assets.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon. A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2024 U.S. net periodic benefit cost by approximately $8 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 6.35% will impact our unrecognized pre-tax actuarial net loss by approximately $8 million.

We have an unrecognized pre-tax actuarial net loss of $84 million included in Accumulated other comprehensive income for these U.S. plans at December 31, 2023. We will recognize approximately $1 million of loss in net periodic benefit cost in 2024 versus $1 million of gain recognized in 2023.

Income Taxes

At December 31, 2023, we had valuation allowances of $386 million to reduce our $1,758 million of deferred tax assets to amounts that are more likely than not to be realized. The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal, state and foreign jurisdictions and net operating losses in certain foreign jurisdictions, the majority of which do not expire. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions, carryforward periods, restrictions on usage and prudent and feasible tax planning strategies. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies and refranchising plans. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At December 31, 2023, we had $151 million of unrecognized tax benefits, $102 million of which would impact the effective income tax rate if recognized. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

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

The Company is exposed to financial market risks associated with interest rates, foreign currency exchange rates, commodity prices and the value of our equity investment in Devyani International Limited.  In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of financial and commodity derivative instruments to hedge our underlying exposures.  Our policies prohibit the use of derivative instruments for trading purposes, and we have processes in place to monitor and control their use.

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S. Our outstanding total debt, excluding finance leases and debt issuance costs and discounts, of $11.2 billion includes 81% fixed-rate debt and 19% variable-rate debt. We have attempted to minimize the interest rate risk from variable-rate debt through the use of interest rate swaps that, as of December 31, 2023, result in a fixed interest rate on $1.5 billion of our variable-rate debt. As a result, approximately 94% of this $11.2 billion of outstanding debt at December 31, 2023, is effectively fixed-rate debt. See Note 11 for details on our outstanding debt and Note 13 for details related to interest rate swaps.

At December 31, 2023, a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period after consideration of the aforementioned interest rate swaps, in an increase of approximately $7 million in Interest expense, net within our Consolidated Statement of Income. These estimated amounts are based upon the current level of variable-rate debt that has not been swapped to fixed and assume no changes in the volume or composition of that debt and exclude any impact from interest income related to cash and cash equivalents.

The fair value of our cumulative fixed-rate debt of $8.6 billion as of December 31, 2023, would decrease approximately $430 million as a result of the same hypothetical 100 basis-point increase. At December 31, 2023, a hypothetical 100 basis-point decrease in short-term interest rates would decrease the asset associated with the fair value of our interest rate swaps by approximately $17 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the durations.

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

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1 billion as of December 31, 2023. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas.  For the fiscal year ended December 31, 2023, Operating Profit would have decreased approximately $150 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes, local currency sales or input prices.

Commodity Price Risk

We are subject to volatility in food costs at our Company-operated restaurants as a result of market risk associated with commodity prices.  Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  We manage our exposure to this risk primarily through pricing agreements with our vendors.

Equity Investment Risk

YUM holds approximately 53 million shares of Devyani International Limited (“Devyani”) common stock (See Note 5). As of December 31, 2023, the National Stock Exchange of India Limited composite closing sales price of Devyani was Indian Rupee 193.75. A hypothetical 10% decline in the price of these shares would result in a $12 million decrease in the fair value of this investment, which would be reflected as a charge in Investment (income) expense, net within our Consolidated Statements of Income. The effects of changes in market prices for equity securities are unpredictable, which could cause significant fluctuations in our quarterly and annual results.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum! Brands, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of unrecognized tax benefits

As discussed in Note 18 to the consolidated financial statements, the Company has recorded unrecognized tax benefits, excluding associated interest, of $151 million. Tax laws are complex and often subject to different interpretations by tax payers and the respective tax authorities.

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

Louisville, Kentucky
February 20, 2024

Consolidated Statements of Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2023, 2022 and 2021
(in millions, except per share data)
	2023	2022	2021
Revenues
Company sales	$2,142	$2,072	$2,106
Franchise and property revenues	3,247	3,096	2,900
Franchise contributions for advertising and other services	1,687	1,674	1,578
Total revenues	7,076	6,842	6,584
Costs and Expenses, Net
Company restaurant expenses	1,774	1,745	1,725
General and administrative expenses	1,193	1,140	1,060
Franchise and property expenses	123	123	117
Franchise advertising and other services expense	1,683	1,667	1,576
Refranchising (gain) loss	(29)	(27)	(35)
Other (income) expense	14	7	2
Total costs and expenses, net	4,758	4,655	4,445

Operating Profit	2,318	2,187	2,139
Investment (income) expense, net	(7)	(11)	(86)
Other pension (income) expense	(6)	9	7
Interest expense, net	513	527	544
Income before income taxes	1,818	1,662	1,674
Income tax provision	221	337	99
Net Income	$1,597	$1,325	$1,575

Basic Earnings Per Common Share	$5.68	$4.63	$5.30

Diluted Earnings Per Common Share	$5.59	$4.57	$5.21

Dividends Declared Per Common Share	$2.42	$2.28	$2.00

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021

Net Income	$1,597	$1,325	$1,575
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	18	(84)	(24)
Reclassifications of adjustments and (gains) losses into Net Income	71	—	—
	89	(84)	(24)
Tax (expense) benefit	—	—	—
	89	(84)	(24)

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(12)	(115)	65
Reclassification of (gains) losses into Net Income	1	34	16
	(11)	(81)	81
Tax (expense) benefit	1	21	(19)
	(10)	(60)	62

Changes in derivative instruments
Unrealized gains (losses) arising during the year	14	115	34
Reclassification of (gains) losses into Net Income	(30)	18	28
	(16)	133	62
Tax (expense) benefit	4	(33)	(14)
	(12)	100	48

Other comprehensive income (loss), net of tax	67	(44)	86
Comprehensive Income	$1,664	$1,281	$1,661

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2023, 2022 and 2021
(in millions)
	2023	2022	2021
Cash Flows – Operating Activities
Net Income	$1,597	$1,325	$1,575
Depreciation and amortization	153	146	164
Impairment and closure expense	13	10	19
Refranchising (gain) loss	(29)	(27)	(35)
Investment (income) expense, net	(7)	(11)	(86)
Deferred income taxes	(290)	(55)	(200)
Share-based compensation expense	95	84	75
Changes in accounts and notes receivable	(89)	(84)	(46)
Changes in prepaid expenses and other current assets	(15)	1	(33)
Changes in accounts payable and other current liabilities	(30)	(39)	122
Changes in income taxes payable	43	17	(41)
Other, net	162	60	192
Net Cash Provided by Operating Activities	1,603	1,427	1,706
Cash Flows – Investing Activities
Capital spending	(285)	(279)	(230)
Proceeds from sale of KFC Russia	121	—	—
Proceeds from refranchising of restaurants	60	73	85
Other, net	(3)	4	(28)
Net Cash Used in Investing Activities	(107)	(202)	(173)
Cash Flows – Financing Activities
Proceeds from long-term debt	—	999	4,150
Repayments of long-term debt	(397)	(699)	(3,657)
Revolving credit facilities, three months or less, net	(279)	279	—
Repurchase shares of Common Stock	(50)	(1,200)	(1,591)
Dividends paid on Common Stock	(678)	(649)	(592)
Debt issuance costs	—	(11)	(37)
Other, net	(25)	(42)	(40)
Net Cash Used in Financing Activities	(1,429)	(1,323)	(1,767)
Effect of Exchange Rate on Cash and Cash Equivalents	10	(26)	(19)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	77	(124)	(253)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – Beginning of Year	647	771	1,024
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – End of Year	$724	$647	$771

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Yum! Brands, Inc. and Subsidiaries
December 31, 2023 and 2022
(in millions)
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$512	$367
Accounts and notes receivable, net	737	648
Prepaid expenses and other current assets	360	594
Total Current Assets	1,609	1,609

Property, plant and equipment, net	1,197	1,171
Goodwill	642	638
Intangible assets, net	377	354
Other assets	1,361	1,324
Deferred income taxes	1,045	750
Total Assets	$6,231	$5,846

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,169	$1,251
Income taxes payable	55	16
Short-term borrowings	53	398
Total Current Liabilities	1,277	1,665

Long-term debt	11,142	11,453
Other liabilities and deferred credits	1,670	1,604
Total Liabilities	14,089	14,722

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 281 shares and 280 shares issued in 2023 and 2022, respectively	60	—
Accumulated deficit	(7,616)	(8,507)
Accumulated other comprehensive loss	(302)	(369)
Total Shareholders’ Deficit	(7,858)	(8,876)
Total Liabilities and Shareholders’ Deficit	$6,231	$5,846

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Deficit
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2023, 2022 and 2021
(in millions)
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount
Balance at December 31, 2020	300	$—	$(7,480)	$(411)	$(7,891)

Net Income			1,575		1,575
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(24)	(24)
Pension and post-retirement benefit plans (net of tax impact of $19 million)				62	62
Net gain on derivative instruments (net of tax impact of $14 million)				48	48
Comprehensive Income					1,661
Dividends declared			(594)		(594)
Repurchase of shares of Common Stock	(13)	(31)	(1,549)		(1,580)
Employee share-based award exercises	2	(50)			(50)
Share-based compensation events		81			81
Balance at December 31, 2021	289	$—	$(8,048)	$(325)	$(8,373)

Net Income			1,325		1,325
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(84)	(84)
Pension and post-retirement benefit plans (net of tax impact of $21 million)				(60)	(60)
Net gain on derivative instruments (net of tax impact of $33 million)				100	100
Comprehensive Income					1,281
Dividends declared			(653)		(653)
Repurchase of shares of Common Stock	(10)	(69)	(1,131)		(1,200)
Employee share-based award exercises	1	(31)			(31)
Share-based compensation events		100			100
Balance at December 31, 2022	280	$—	$(8,507)	$(369)	$(8,876)

Net Income			1,597		1,597
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				18	18
Reclassification of translation adjustments into income				71	71
Pension and post-retirement benefit plans (net of tax impact of $1 million)				(10)	(10)
Net loss on derivative instruments (net of tax impact of $4 million)				(12)	(12)
Comprehensive Income					1,664
Dividends declared			(680)		(680)
Repurchase of shares of Common Stock		(24)	(26)		(50)
Employee share-based award exercises	1	(24)			(24)
Share-based compensation events		108			108
Balance at December 31, 2023	281	$60	$(7,616)	$(302)	$(7,858)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 58,000 restaurants in more than 155 countries and territories primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2023, 98% of our restaurants were owned and operated by franchisees.

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

As of December 31, 2023, YUM consisted of four operating segments:

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

Our most significant variable interests are in certain entities that operate restaurants under our Concepts’ franchise arrangements.  We do not typically provide significant financial support such as loans or guarantees to our franchisees.  Thus, our most significant variable interests in franchisees result from real estate lease arrangements to which we are a party.  At the end of 2023, YUM has future lease payments due from certain franchisees, on a nominal basis, of approximately $800 million, and we are secondarily liable on certain other lease agreements that have been assigned to certain franchisees. See the Lease Guarantees section in Note 20. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

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

We participate in various advertising cooperatives with our franchisees, typically within a country where we have both Company-owned restaurants and franchise restaurants, established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and our Concepts. Contributions to the advertising cooperatives are required of both Company-owned, if any, and franchise restaurants and are generally based on a percentage of restaurant sales.  We maintain certain variable interests in these cooperatives. As the cooperatives are required to spend all funds collected on advertising and promotional programs, total equity at risk is not sufficient to permit the cooperatives to finance their activities without additional subordinated financial support. Therefore, these cooperatives are VIEs. We consolidate certain of these cooperatives for which we are the primary beneficiary due to our voting rights.

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

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the U.S. are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at each period-end balance sheet date. As of December 31, 2023, net cumulative translation adjustment losses of $201 million are recorded in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheet.

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

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2023. These reclassifications had no effect on previously reported Net Income.

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

Advertising Costs. To the extent we participate in advertising cooperatives, we, like our participating franchisees, are required to make contributions. Our contributions are based on a percentage of sales of our participating Company restaurants. These contributions as well as direct marketing costs we may incur outside of a cooperative related to Company restaurants are recorded within Company restaurant expenses. Advertising expense included in Company restaurant expenses totaled $81 million, $78 million and $84 million in 2023, 2022 and 2021, respectively.

To the extent we consolidate advertising cooperatives, we incur advertising expense as a result of our obligation to spend franchisee contributions to those cooperatives (see above for our accounting for these contributions). Such advertising expense is recorded in Franchise advertising and other services expense and totaled $1,293 million, $1,298 million and $1,264 million in 2023, 2022 and 2021, respectively. At the end of each fiscal year additional advertising costs are accrued to the extent advertising revenues exceed the related advertising expense to date, as we are obligated to expend such amounts on advertising.

From time to time, we may make the decision to incur discretionary advertising expenditures on behalf of franchised restaurants. Such amounts are recorded within Franchise and property expenses and totaled $13 million, $8 million and $11 million in 2023, 2022 and 2021, respectively.

To the extent the advertising cooperatives we are required to consolidate are unable to collect amounts due from franchisees they incur bad debt expense. In 2023 and 2022, we recorded $3 million and $6 million in net provisions, respectively, and in 2021, we recorded $6 million in net recoveries. To the extent our consolidated advertising cooperatives have a provision or recovery for bad debt expense, the cooperative’s advertising spend obligation is adjusted such that there is no net impact within our Financial Statements.

Share-Based Employee Compensation.  We recognize ongoing share-based payments to employees, including grants of stock appreciation rights (“SARs”) and restricted stock units ("RSUs"), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant.  This compensation cost is recognized over the service period on a straight-line basis, net of an assumed forfeiture rate, for awards that actually vest.  Forfeiture rates are estimated at grant date based on historical experience and compensation cost is adjusted in subsequent periods for differences in actual forfeitures from the previous estimates. We present this compensation cost consistent with the other compensation costs for the employee recipient in G&A, Franchise advertising and other services expense or Company restaurant expenses. See Note 16 for further discussion of our share-based compensation plans.

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

When we decide to close a restaurant, it is reviewed for impairment, which includes an estimate of sublease income that could be reasonably obtained, if any, in relation to the right-of-use operating lease asset. Additionally, depreciable lives are adjusted based on the expected disposal date.  Other costs incurred when closing a restaurant such as costs of disposing of the assets as well as other facility-related expenses from previously closed stores are generally expensed as incurred.  Any costs related to a store closure as well as any changes in estimates of sublease income or subsequent adjustments to liabilities for remaining lease obligations as a result of lease termination are recorded in Other (income) expense.   To the extent we sell assets, primarily land, associated with a closed store, any gain or loss upon that sale is also recorded in Other (income) expense.

Management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, sublease income and refranchising proceeds.  Accordingly, actual results could vary significantly from our estimates.

Guarantees.  We recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken, in addition to a liability for the expected credit losses under the life of such guarantees.

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

Receivables. The Company’s receivables are primarily generated from ongoing business relationships with our franchisees as a result of franchise agreements, including contributions due to advertising cooperatives we consolidate.  These receivables from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net on our Consolidated Balance Sheet and are presented net of expected credit losses. Expected credit losses for uncollectible franchisee receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions we consider include pre-defined aging criteria as well as specified events that indicate we may not collect the balance due, including foreign currency control restrictions that may exist. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available data regarding default probability.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is dependent upon future economic events and other conditions that may be beyond our control.  Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

We recorded $4 million and $5 million of net bad debt expense in 2023 and 2022, respectively, and $8 million of net bad debt recoveries in 2021, within Franchise and property expenses related to continuing fees, initial fees and rent receivables from our franchisees.

Accounts and notes receivable as well as the Allowance for doubtful accounts, including balances attributable to our consolidated advertising cooperatives, as of December 31, 2023 and 2022, respectively, are as follows:

	2023	2022
Accounts and notes receivable	$776	$685
Allowance for doubtful accounts	(39)	(37)
Accounts and notes receivable, net	$737	$648

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time-to-time.  As these receivables primarily relate to our ongoing business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable, net while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $61 million (net of an allowance of less than $1 million) and $64 million (net of an allowance of less than $1 million) at December 31, 2023, and December 31, 2022, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

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

Right-of-use assets and liabilities are recognized upon lease commencement for operating and finance leases based on the present value of lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Subsequent reductions in the right-of-use asset and accretion of the lease liability for an operating lease are recognized as a single lease cost, on a straight-line basis, over the lease term. For finance leases, the right-of-use asset is depreciated on a straight-line basis over the lesser of the useful life of the leased asset or lease term. Interest on each finance lease liability is determined as the amount that results in a constant periodic discount rate on the remaining balance of the liability. As the discount rate implicit in most of our leases is not readily determinable, we use our group incremental secured borrowing rate based on the information available at commencement date, including the lease term and currency, in determining the present value of lease payments for both operating and finance leases. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet; we recognize rent expense for these leases on a straight-line basis over the lease term.

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

If we record goodwill upon acquisition of a restaurant(s) from a franchisee and such restaurant(s) is then sold within two years of acquisition, the goodwill associated with the acquired restaurant(s) is written off in its entirety. When we refranchise restaurants, or if a previously acquired restaurant is refranchised two years or more subsequent to its acquisition, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising and the portion of the reporting unit that will be retained.

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

Our finite-lived intangible assets, including capitalized software, that are not allocated to an individual restaurant are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.  An intangible asset that is deemed not recoverable on an undiscounted basis is written down to its estimated fair value. Once these assets are fully amortized and it is determined that we are no longer deriving economic benefit from ownership of the asset, the cost basis and accumulated amortization are written off.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2023 and December 31, 2022, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time-to-time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, or other deductions to Common Stock such as shares cancelled upon employee share-based award exercises, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases or other deductions to Common Stock as an addition to Accumulated deficit.  Due to the large number of share repurchases of our stock in certain years, our Common Stock balance can be zero at the end of any period.  Accordingly, $26 million, $1,131 million and $1,549 million in share repurchases in 2023, 2022 and 2021, respectively, were recorded as an addition to Accumulated deficit. See Note 17 for additional information on our share repurchases.

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

The net periodic benefit costs associated with the Company’s defined benefit pension and post-retirement medical plans are determined using assumptions regarding the projected benefit obligation and, for funded plans, the market-related value of plan assets as of the beginning of each year, or remeasurement period if applicable. The service cost component of net periodic benefit costs is primarily recorded in G&A. Non-service cost components are recorded in Other pension (income) expense. We have elected to use a market-related value of plan assets to calculate the expected return on assets, net of administrative and investment fees paid from plan assets, in net periodic benefit costs. For each individual plan we amortize into pension expense the net amounts in AOCI, as adjusted for the difference between the fair value and market-related value of plan assets, to the extent that such amounts exceed 10% of the greater of a plan’s projected benefit obligation or market-related value of assets, over the remaining service period of active participants in the plan or, for plans with no active participants, over the expected average life expectancy of the inactive participants in the plan. The market-related value of plan assets is the fair value of plan assets as of the beginning of each year adjusted for variances between actual returns and expected returns. We attribute such variances to the market-related value of plan assets evenly over five years.

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

During the second quarter of 2022, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator. In April 2023, we completed our exit from the Russian market by selling the KFC business in Russia to Smart Service Ltd., including all Russian company owned KFC restaurants, operating system, and master franchise rights as well as the trademark for the Rostik's brand. Under the sale and purchase agreement, the buyer agreed to lead the process to rebrand KFC restaurants in Russia to Rostik's and to retain the Company's employees in Russia. We recorded a charge of $3 million to Other income (expense) during the year ended December 31, 2023 as the write-off of our net investment in KFC Russia, including the related cumulative foreign currency translation losses of $60 million, exceeded the consideration received from the sale which primarily included cash proceeds of $121 million.

Our operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of sale or transfer, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed the resulting net profits or losses subsequent to that date from the Division segment results in which they were earned to Unallocated Other income (expense). See Note 19.

Note 4 – Earnings Per Common Share (“EPS”)

	2023	2022	2021
Net Income	$1,597	$1,325	$1,575
Weighted-average common shares outstanding (for basic calculation)	281	286	297
Effect of dilutive share-based employee compensation	4	4	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	285	290	302

Basic EPS	$5.68	$4.63	$5.30

Diluted EPS	$5.59	$4.57	$5.21
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.7	1.9	1.1
(a)    These unexercised employee SARs, RSUs, performance share units ("PSUs") and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

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

During the years ended December 31, 2023, 2022 and 2021, we refranchised 15, 22 and 83 restaurants, respectively.  Additionally, during the years ended December 31, 2023, 2022 and 2021, we sold certain restaurant assets associated with existing franchise restaurants to the franchisee. We received $60 million, $73 million and $85 million in pre-tax cash refranchising proceeds in 2023, 2022 and 2021, respectively, as a result of the sales of these restaurants and restaurant assets.

A summary of Refranchising (gain) loss is as follows:

	Refranchising (gain) loss
	2023	2022	2021
KFC Division	$2	$(3)	$(1)
Taco Bell Division	(33)	(13)	(29)
Pizza Hut Division	2	(1)	1
Habit Burger Grill Division	—	(10)	(6)
Worldwide	$(29)	$(27)	$(35)

Resource Optimization

During the third quarter of 2020, we initiated a resource optimization program that has allowed us to reallocate significant resources to accelerate our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. We are currently exploring expanding the program to identify further opportunities to optimize the company’s spending and identify additional, critical areas in which to potentially reallocate resources, both with a goal to enable the acceleration of the Company’s growth rate. Costs incurred to date related to the program primarily include severance associated with positions that have been eliminated or relocated and consultant fees.

As a result of this program, we recorded charges of $21 million, $11 million and $8 million in the years ended 2023, 2022 and 2021, respectively. These charges were primarily recorded as General and administrative expenses. Due to their scope and size, these costs were not allocated to any of our segment operating results for performance reporting purposes.

Investment in Devyani

In 2020, we received an approximate 5% minority interest in Devyani, an entity that owns our KFC India and Pizza Hut India master franchisee rights. The minority interest was received in lieu of cash proceeds upon the refranchising of approximately 60 KFC restaurants in India. On August 16, 2021, Devyani executed an initial public offering and subsequently the fair value of this investment became readily determinable. As a result, concurrent with the initial public offering we began recording changes in fair value in Investment (income) expense, net in our Consolidated Statements of Income and recognized pre-tax investment income of $8 million, $11 million and $87 million in the years ended December 31, 2023, 2022 and 2021, respectively (see Note 14).

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

See Note 11 for further discussion of the YUM and Subsidiary Senior Unsecured Notes.

Income Tax Matters

Our effective tax rates in the years ended 2023, 2022 and 2021 have been significantly impacted by upfront recognition of and subsequent adjustments to amounts associated with recently completed intra-entity transfers of intellectual property ("IP") rights, as well as adjustments related to prior years.

As a result, our effective tax rates have fluctuated significantly and were 12.1%, 20.3% and 5.9% for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 18.

Note 6 – Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$67	$1,069	$14	$575	$1,725
Franchise revenues	205	822	284	7	1,318
Property revenues	14	42	4	2	62
Franchise contributions for advertising and other services	36	645	318	2	1,001

China
Franchise revenues	250	—	66	—	316

Other
Company sales	417	—	—	—	417
Franchise revenues	1,178	54	266	—	1,498
Property revenues	51	—	2	—	53
Franchise contributions for advertising and other services	612	9	65	—	686
	$2,830	$2,641	$1,019	$586	$7,076

	2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$67	$1,002	$21	$558	$1,648
Franchise revenues	202	745	280	6	1,233
Property revenues	14	44	5	1	64
Franchise contributions for advertising and other services	29	591	312	2	934

China
Franchise revenues	219	—	57	—	276

Other
Company sales	424	—	—	—	424
Franchise revenues	1,152	48	263	—	1,463
Property revenues	58	—	2	—	60
Franchise contributions for advertising and other services	669	7	64	—	740
	$2,834	$2,437	$1,004	$567	$6,842

	2021
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$65	$944	$21	$520	$1,550
Franchise revenues	198	661	279	4	1,142
Property revenues	14	44	5	—	63
Franchise contributions for advertising and other services	28	545	317	1	891

China
Franchise revenues	235	—	62	—	297

Other
Company sales	531	—	25	—	556
Franchise revenues	1,049	37	249	—	1,335
Property revenues	61	—	2	—	63
Franchise contributions for advertising and other services	612	7	68	—	687
	$2,793	$2,238	$1,028	$525	$6,584

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits on our Consolidated Balance Sheet. A summary of significant changes to the contract liability balance during 2023 and 2022 is presented below.

Deferred Franchise Fees
Balance at December 31, 2021	$421
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(79)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	112
Deferred franchise fees related to KFC Russia reclassified to liabilities held for sale (see Note 9)	(15)
Other(a)	(5)
Balance at December 31, 2022	$434
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(81)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	101
Other(a)	(10)
Balance at December 31, 2023	$444

(a)    Includes impact of foreign currency translation, as well as, in 2023, the recognition of deferred franchise fees into Refranchising (gain) loss upon the termination of existing franchise agreements when entering into master franchise agreements.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$72
1 - 2 years	65
2 - 3 years	60
3 - 4 years	53
4 - 5 years	45
Thereafter	149
Total	$444

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Note 7 – Supplemental Cash Flow Data

	2023	2022	2021
Cash Paid For:
Interest(a)	$526	$486	$471
Income taxes	432	371	308
Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:
Cash and cash equivalents as presented in Consolidated Balance Sheets	$512	$367	$486
Restricted cash included in Prepaid expenses and other current assets(b)	177	220	250
Restricted cash and restricted cash equivalents included in Other assets(c)	35	35	35
Cash and restricted cash related to KFC Russia included in assets held for sale (see Note 3)	$—	25	—
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows	$724	$647	$771

(a)Amounts exclude payments of $23 million in 2022 and $28 million in 2021 classified as Interest expense in our Consolidated Statements of Income which are included in Repayments of long-term debt within financing activities in our Consolidated Statements of Cash Flows (see Note 11).

(b)Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments (see Note 11).

(c)Primarily trust accounts related to our self-insurance program.

Note 8 – Other (Income) Expense

	2023	2022	2021
Foreign exchange net (gain) loss	$5	$(9)	$8
Impairment and closure expense	12	8	16
Other	(3)	8	(22)
Other (income) expense	$14	$7	$2

Note 9 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2023	2022
Income tax receivable	$20	$32
Restricted cash	177	220
Assets held for sale(a)	4	190
Other prepaid expenses and current assets	159	152
Prepaid expenses and other current assets	$360	$594

Property, Plant and Equipment	2023	2022
Land	$373	$376
Buildings and improvements	1,421	1,364
Finance leases, primarily buildings	59	63
Machinery, equipment and other	676	651
Property, plant and equipment, gross	2,529	2,454
Accumulated depreciation and amortization	(1,332)	(1,283)
Property, plant and equipment, net	$1,197	$1,171

Depreciation and amortization expense related to PP&E was $126 million, $128 million and $134 million in 2023, 2022 and 2021, respectively.

Other Assets	2023	2022
Operating lease right-of-use assets	$764	$742
Franchise incentives	175	172
Investment in Devyani International Limited	124	116
Other	298	294
Other assets	$1,361	$1,324

Accounts Payable and Other Current Liabilities	2023	2022
Accounts payable	$231	$243
Accrued compensation and benefits	258	246
Accrued advertising	146	175
Operating lease liabilities	79	79
Accrued interest	82	83
Gift card liability	72	69
Liabilities held for sale(a)	2	65
Other current liabilities	299	291
Accounts payable and other current liabilities	$1,169	$1,251

(a)    Assets and liabilities held for sale reflect the carrying value of restaurants we have offered for sale to franchisees, excess properties that we do not intend to use for restaurant operations in the future and, at December 31, 2022, the assets and liabilities of KFC Russia. KFC Russia assets held for sale accounted for $185 million, including property, plant and equipment of $59 million, of the $190 million, while KFC Russia liabilities held for sale accounted for all of the $65 million as of December 31, 2022.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	KFC	Taco Bell	Pizza Hut	Habit Burger Grill	Worldwide
Goodwill, net as of December 31, 2021(a)	$232	$98	$257	$70	$657
Disposals and other, net(b)	(7)	—	(8)	(4)	(19)
Goodwill, net as of December 31, 2022(a)	$225	$98	$249	$66	$638
Disposals and other, net(b)	1	—	3	—	4
Goodwill, net as of December 31, 2023(a)	$226	$98	$252	$66	642

(a)Goodwill, net includes $144 million of accumulated impairment losses related to our Habit Burger Grill segment and $17 million of accumulated impairment losses related to our Pizza Hut segment for each year presented.

(b)Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

Intangible assets, net for the years ended 2023 and 2022 are as follows:

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Capitalized software costs	$524	$(309)	$469	$(263)
Reacquired franchise rights	7	(3)	35	(29)
Franchise contract rights	78	(73)	91	(84)
Other	24	(19)	24	(16)
	$633	$(404)	$619	$(392)

Indefinite-lived intangible assets
KFC trademark	$31		$31
Habit Burger Grill brand asset	96		96
Other	21		—
	$148		$127

Amortization expense for all finite-lived intangible assets was $74 million in 2023, $68 million in 2022 and $76 million in 2021.  Amortization expense for finite-lived intangible assets, based on existing intangible assets as of December 31, 2023, is expected to approximate $79 million in 2024, $63 million in 2025, $48 million in 2026, $26 million in 2027 and $10 million in 2028.

At December 31, 2022, KFC Russia finite-lived intangible assets of $23 million were classified as held for sale and are included in Prepaid expenses and other current assets in our Consolidated Balance Sheet (see Note 9) and thus are not included in the table above.

Note 11 – Short-term Borrowings and Long-term Debt

	2023	2022
Short-term Borrowings
Current maturities of long-term debt	$56	$405
Less current portion of debt issuance costs and discounts	(3)	(7)
Short-term borrowings	$53	$398

Long-term Debt
Securitization Notes	$3,743	$3,772
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	—	279
Term Loan A Facility	717	736
Term Loan B Facility	1,459	1,474
YUM Senior Unsecured Notes	4,550	4,875
Finance lease obligations (See Note 12)	50	57
	$11,269	$11,943
Less long-term portion of debt issuance costs and discounts	(71)	(85)
Less current maturities of long-term debt	(56)	(405)
Long-term debt	$11,142	$11,453

Securitization Notes

Taco Bell Funding, LLC (the “Issuer”), a special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. (“TBC”) through a series of securitization transactions has issued fixed rate senior secured notes collectively referred to as the “Securitization Notes”. The following table summarizes Securitization Notes outstanding at December 31, 2023:

			Interest Rate
Issuance Date	Anticipated Repayment Date(a)	Outstanding Principal (in millions)	Stated	Effective(b)
May 2016	May 2026	$938	4.970%	5.14%
November 2018	November 2028	$595	4.940%	5.06%
August 2021	February 2027	$884	1.946%	2.11%
August 2021	February 2029	$589	2.294%	2.42%
August 2021	August 2031	$737	2.542%	2.64%

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

The Securitization Notes were issued in transactions pursuant to which certain of TBC’s domestic assets, consisting principally of franchise-related agreements and domestic intellectual property, were contributed to the Issuer and the Issuer’s special purpose, wholly-owned subsidiaries (the “Guarantors”, and collectively with the Issuer, the “Securitization Entities”) to secure the Securitization Notes. The Securitization Notes are secured by substantially all of the assets of the Securitization Entities, and include a lien on all existing and future U.S. Taco Bell franchise and license agreements and the royalties payable thereunder, existing and future U.S. Taco Bell intellectual property, certain transaction accounts and a pledge of the equity interests in asset-owning Securitization Entities. The remaining U.S. Taco Bell assets that were excluded from the transfers to the Securitization Entities continue to be held by Taco Bell of America, LLC (“TBA”) and TBC. The Securitization Notes are not guaranteed by these remaining U.S. Taco Bell assets, the Company, or any other subsidiary of the Company.

Payments of interest and principal on the Securitization Notes are made from the continuing fees paid pursuant to the franchise and license agreements with all U.S. Taco Bell restaurants, including both company and franchise operated restaurants. Interest on and principal payments of the Securitization Notes are due on a quarterly basis. In general, no amortization of principal of the Securitization Notes is required prior to their anticipated repayment dates unless as of any quarterly measurement date the consolidated leverage ratio (the ratio of total debt to Net Cash Flow (as defined in the related indenture)) for the preceding four fiscal quarters of either the Company and its subsidiaries or the Issuer and its subsidiaries exceeds 5.0:1, in which case amortization payments of 1% per year of the outstanding principal as of the closing of the Securitization Notes are required. As of the most recent quarterly measurement date the consolidated leverage ratio for the Issuer and its subsidiaries did not exceed 5.0:1 and, as a result, amortization payments are not required.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Securitization Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the related indenture) of at least 1.1:1, gross domestic sales for U.S. Taco Bell restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Securitization Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of December 31, 2023, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the indenture, certain cash accounts have been established with the indenture trustee for the benefit of the note holders, and are restricted in their use. The indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of December 31, 2023, the Company had restricted cash of $76 million primarily related to required interest reserves included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Once the required reserve obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. The amount of weekly securitization cash flow collections that exceed the required weekly allocations is generally remitted to the Company. During the most recent quarter ended December 31, 2023, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

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

The following table summarizes borrowings outstanding under the Credit Agreement, as well as our Subsidiary Senior Unsecured Notes as of December 31, 2023. There were no outstanding borrowings under the Revolving Facility and $2 million of letters of credit outstanding as of December 31, 2023.

				Interest Rate
	Issuance Date	Maturity Date	Outstanding Principal (in millions)	Stated	Effective(b)
Term Loan A Facility	March 2021	March 2026	$717	(a)	6.34%
Term Loan B Facility	March 2021	March 2028	$1,459	(a)	5.06%
Subsidiary Senior Unsecured Notes	June 2017	June 2027	$750	4.75%	4.90%

(a)The interest rates applicable to the Term Loan A Facility as well as the Revolving Facility range from 0.75% to 1.50% plus Secured Overnight Financing Rate ("SOFR") or from 0.00% to 0.50% plus the Base Rate (as defined in the Credit Agreement), at the Borrowers’ election, based upon the total leverage ratio (as defined in the Credit Agreement). As of December 31, 2023, the interest rate spreads on the SOFR and Base Rate applicable to our Term Loan A Facility were 0.75% and 0.00%, respectively.

The interest rates applicable to the Term Loan B Facility are 1.75% plus SOFR or 0.75% plus the Base Rate, at the Borrowers’ election.

We transitioned to SOFR as the benchmark reference rate under the Credit Agreement during 2023 following the cease of publication of remaining LIBOR tenors on June 30, 2023.

(b)    Includes the effects of the amortization of any discount and debt issuance costs as well as the impact of the interest rate swaps on the Term Loan A and Term Loan B Facilities (see Note 13). The effective rates related to our Term Loan A and B Facilities are based on SOFR-based interest rates at December 31, 2023.

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

The Credit Agreement is subject to certain mandatory prepayments in the event certain covenants are not met, including an amount equal to 50% of excess cash flow (as defined in the Credit Agreement) on an annual basis and the proceeds of certain asset sales, casualty events and issuances of indebtedness, subject to customary exceptions and reinvestment rights.

The Credit Agreement's covenants include two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of December 31, 2023.

The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors (as defined in the Credit Agreement) and (iii) by each of the Borrower’s and the Specified Guarantors’ domestic subsidiaries that guarantees the Borrower’s obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of December 31, 2023.

YUM Senior Unsecured Notes

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes. The following table summarizes all YUM Senior Unsecured Notes issued that remain outstanding at December 31, 2023:

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

The annual maturities of all Short-term borrowings and Long-term debt as of December 31, 2023, excluding finance lease obligations of $50 million and debt issuance costs and discounts of $74 million are as follows:

Year ended:
2024	$48
2025	53
2026	1,599
2027	1,649
2028	1,994
Thereafter	5,876
Total	$11,219

Interest expense on Short-term borrowings, Long-term debt and gross interest on cash pooling arrangements was $602 million, $558 million and $551 million in 2023, 2022 and 2021, respectively.

Note 12 – Lease Accounting

Components of Lease Cost

	2023	2022	2021
Operating lease cost	$130	$133	$145
Finance lease cost
Amortization of right-of-use assets	6	7	5
Interest on lease liabilities	2	3	4
Total finance lease cost	$8	$10	$9
Sublease income	$(51)	$(55)	$(59)

Supplemental Cash Flow Information

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$127	$137	$140
Operating cash flows from finance leases	2	3	4
Financing cash flows from finance leases	7	5	4
Right-of-use assets obtained in exchange for lease obligations
Operating leases	127	93	119
Finance leases	6	10	5
Operating lease liabilities transferred through refranchising	(14)	(14)	(25)
Finance lease and other debt obligations transferred through refranchising	(5)	—	(2)

Supplemental Balance Sheet Information

	2023	2022	Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$764	$742	Other assets
Finance lease right-of-use assets	29	33	Property, plant and equipment, net
Total right-of-use assets(a)	$793	$775

Liabilities
Current
Operating	$79	$79	Accounts payable and other current liabilities
Finance	8	8	Short-term borrowings
Non-current
Operating	757	731	Other liabilities and deferred credits
Finance	42	49	Long-term debt
Total lease liabilities(a)	$886	$867

Weighted-average Remaining Lease Term (in years)
Operating leases	10.6	10.8
Finance leases	11.4	11.6

Weighted-average Discount Rate
Operating leases	5.3%	5.1%
Finance leases	5.7%	5.8%

(a)    U.S. operating lease right-of-use assets and liabilities totaled $541 million and $605 million, respectively, as of December 31, 2023, and $515 million and $575 million, respectively, as of December 31, 2022. These amounts primarily related to Taco Bell U.S. and the Habit Burger Grill including leases related to Company-operated restaurants, leases related to franchise-operated restaurants we sublease and the Taco Bell and Habit Burger Grill restaurant support center.

Maturity of Lease Payments and Receivables

Future minimum lease payments, including rental payments for lease renewal options we are reasonably certain to exercise, and amounts to be received as lessor or sublessor as of December 31, 2023, were as follows:

	Commitments		Lease Receivables
	Finance	Operating	Direct Financing	Operating
2024	$10	$118	$3	$77
2025	8	124	3	72
2026	6	118	3	69
2027	6	109	3	62
2028	5	99	2	55
Thereafter	29	531	17	416
Total lease payments/receipts	64	1,099	31	$751
Less imputed interest/unearned income	(14)	(263)	(11)
Total lease liabilities/receivables	$50	$836	$20

As of December 31, 2023, we have executed real estate leases that have not yet commenced with estimated future nominal lease payments of approximately $75 million, which are not included in the tables above. These leases are expected to commence in 2024, 2025 and 2026 with lease terms of up to 20 years.

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

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. On May 14, 2018, we entered into forward-starting interest rate swaps to fix the interest rate on $1.5 billion of borrowings, primarily under our Term Loan B Facility from July 2021 through March 2025.  These interest rate swaps result in a fixed rate of 4.87% on the swapped portion of the Term Loan B Facility.  These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt.  There were no other interest rate swaps outstanding as of December 31, 2023.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through December 31, 2023, the swaps were highly effective cash flow hedges.

Gains and losses on these interest rate swaps recognized in OCI and reclassifiied from AOCI into Net Income were as follows:

	Gains/(Losses) Recognized in OCI			(Gains)/Losses Reclassified from AOCI into Net Income
	2023	2022	2021	2023	2022	2021

Interest rate swaps	$14	$115	$34	$(30)	$21	$29
Income tax benefit/(expense)	(4)	(30)	(8)	8	(4)	(6)

As of December 31, 2023, the estimated net gain included in AOCI related to our interest rate swaps that will be reclassified into earnings in the next 12 months is $24 million, based on current SOFR interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our EID plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both December 31, 2023 and 2022, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2023, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 – Fair Value Disclosures

As of December 31, 2023, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	2023		2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Securitization Notes(a)	$3,743	$3,391	$3,772	$3,273
Subsidiary Senior Unsecured Notes(b)	750	742	750	731
Term Loan A Facility(b)	717	716	736	729
Term Loan B Facility(b)	1,459	1,466	1,474	1,459
YUM Senior Unsecured Notes(b)	4,550	4,439	4,875	4,473

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

			Fair Value
	Consolidated Balance Sheet	Level	2023	2022
Assets
Investments	Other assets	1	$125	$118
Investments	Other assets	3	7	5
Interest Rate Swaps	Prepaid expenses and other current assets	2	24	26
Interest Rate Swaps	Other assets	2	2	16

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Investments as of December 31, 2023 and 2022, primarily include our approximate 5% minority interest in Devyani, a publically-traded entity, with a fair value of $124 million and $116 million, respectively.

Non-Recurring Fair Value Measurements

During the years ended December 31, 2023, 2022 and 2021, we recognized non-recurring fair value measurements of $11 million, $9 million and $4 million, respectively, related to restaurant-level impairment. Restaurant-level impairment charges are recorded in Other (income) expense and resulted primarily from our impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). These amounts exclude fair value measurements made for assets that were subsequently disposed of prior to those respective year end dates. The remaining net book value of restaurant assets measured at fair value during the years ended December 31, 2023 and 2022, was $21 million and $20 million, respectively.

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

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time-to-time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2024. Our two significant U.S. plans, including the Plan and a supplemental plan, were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001, is not eligible to participate in those plans. Additionally, these two significant U.S. plans are currently closed to new hourly participants.

We do not anticipate any plan assets being returned to the Company during 2024 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following chart summarizes the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$755	$1,069
Service cost	5	7
Interest cost	41	31
Benefits paid	(34)	(29)
Settlement payments	—	(59)
Actuarial (gain) loss	11	(264)
Benefit obligation at end of year	$778	$755

A significant component of the overall increase in the Company's benefit obligation for the year ended December 31, 2023, was due to interest cost on the benefit obligation partially offset by benefits paid during the year.

A significant component of the overall decrease in the Company’s benefit obligation for the year ended December 31, 2022, was due to an actuarial gain, which was primarily due to an increase in the discount rate used to measure our benefit obligation from 3.00% at December 31, 2021 to 5.60% at December 31, 2022.

	2023	2022
Change in plan assets:
Fair value of plan assets at beginning of year	$664	$1,010
Actual return on plan assets	46	(272)
Employer contributions	4	14
Benefits paid	(34)	(29)
Settlement payments	—	(59)
Fair value of plan assets at end of year	$680	$664
Funded status at end of year	$(98)	$(91)

Amounts recognized in the Consolidated Balance Sheet:
	2023	2022
Accrued benefit asset - non-current	$—	$—
Accrued benefit liability - current	(8)	(6)
Accrued benefit liability - non-current	(90)	(85)
	$(98)	$(91)

The accumulated benefit obligation was $763 million and $740 million at December 31, 2023 and 2022, respectively.

The table below provides information for those pension plan(s) with an accumulated benefit obligation in excess of plan assets. The pension plan(s) included also have a projected benefit obligation in excess of plan assets.
	2023	2022
Projected benefit obligation	$778	$755
Accumulated benefit obligation	763	740
Fair value of plan assets	680	644

Components of net periodic benefit cost:

	2023	2022	2021
Service cost	$5	$7	$8
Interest cost	41	31	32
Amortization of prior service cost(a)	1	6	6
Expected return on plan assets	(50)	(46)	(43)
Amortization of net loss (gain)	(1)	11	14
Net periodic benefit cost (income)	$(4)	$9	$17
Additional (gain) loss recognized due to: Settlement charges(b)	$—	$6	$—

(a)Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. These losses were recorded in Other pension (income) expense.

Pension gains (losses) in AOCI:
	2023	2022
Beginning of year	$(74)	$(43)
Net actuarial gain (loss)	(13)	(54)
Amortization of net (gain) loss	(1)	11
Amortization of prior service cost	1	6
Settlement charges	—	6
End of year	$(87)	$(74)

Accumulated pre-tax losses recognized within AOCI:
	2023	2022
Actuarial net loss	$(84)	$(70)
Prior service cost	(3)	(4)
	$(87)	$(74)

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2023	2022
Discount rate	5.60%	5.60%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2023	2022	2021
Discount rate	5.60%	3.00%	2.80%
Long-term rate of return on plan assets	6.25%	5.40%	5.25%
Rate of compensation increase	3.00%	3.00%	3.00%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category and future growth expectations.

Plan Assets

The fair values of our pension plan assets at December 31, 2023 and 2022 by asset category and level within the fair value hierarchy are as follows:

	2023	2022
Level 1:
Cash	$—	$1
Cash Equivalents(a)	61	22
Fixed Income Securities - U.S. Corporate(b)	7	14
Level 2:
Equity Securities(b)	213	179
Fixed Income Securities - U.S. Corporate(c)	25	22
Fixed Income Securities - U.S. Government and Government Agencies(d)	124	118
Fixed Income Securities - Other(d)	11	19
Total assets in the fair value hierarchy	441	375
Investments measured at net asset value(e)
Fixed Income	132	146
Real Assets	149	192
Total fair value of plan assets(f)	$722	$713

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

(f)2023 and 2022 exclude net unsettled trade payables of $42 million and $49 million, respectively.

Our primary objectives regarding the investment strategy for the Plan’s assets are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements. To achieve these objectives, we are using a combination of active and passive investment strategies. As of December 31, 2023, the Plan’s assets consist of the weighted-average target allocation summarized as follows:

Asset Category	Target Allocation
Fixed income	49%
Equity securities	32%
Real assets	19%

Actual allocations to each asset class may vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions.

Fixed income securities at December 31, 2023, primarily consist of a diversified portfolio of long duration instruments that are intended to mitigate interest rate risk or reduce the interest rate duration mismatch between the assets and liabilities of the Plan. A smaller allocation (constituting 40% of the fixed income target allocation) is to diversified credit investments in a range of public and credit securities, including below investment grade rated bonds and loans, securitized credit and emerging market debt.

Equity securities at December 31, 2023, consist primarily of investments in publicly traded common stocks and other equity-type securities issued by companies throughout the world, including convertible securities, preferred stock, rights and warrants.

Real assets represent investments in real estate and infrastructure. These may take the form of debt or equity securities in public or private funds.

A mutual fund held as an investment by the Plan includes shares of Common Stock valued at $0.1 million at both December 31, 2023 and 2022, (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2024	$50
2025	54
2026	59
2027	57
2028	60
2029 - 2033	280

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

At the end of 2023 and 2022, the projected benefit obligations of these UK plans totaled $190 million and $179 million, respectively and plan assets totaled $226 million and $209 million, respectively. These plans were both in a net overfunded position at the end of 2023 and 2022. Total actuarial pre-tax losses related to the UK plans of $63 million and $64 million were recognized in AOCI at the end of both 2023 and 2022, respectively. The total net periodic cost or benefit recorded was $2 million of cost in 2023, and net periodic benefit income of $2 million in 2022 and less than $1 million in 2021.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our UK plans in 2024.

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

At the end of 2023 and 2022, the accumulated post-retirement benefit obligation was $27 million and $30 million, respectively.  Actuarial pre-tax gains of $15 million and $16 million were recognized in AOCI at the end of 2023 and 2022, respectively. The net periodic benefit cost or benefit recorded was less than $1 million of benefit in 2023, and $1 million of cost in 2022 and 2021.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.

The benefits expected to be paid in each of the next five years are approximately $3 million and in aggregate for the five years thereafter are $11 million.

U.S. Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $15 million in 2023, $13 million in 2022 and $11 million in 2021.

Note 16 – Share-based and Deferred Compensation Plans

Overview

At year end 2023, we had one stock award plan in effect: the Yum! Brands, Inc. Long-Term Incentive Plan (the “LTIP”). Potential awards to employees and non-employee directors under the LTIP include stock options, incentive stock options, SARs, restricted stock, RSUs, performance restricted stock units, PSUs and performance units.  We have issued only stock options, SARs, RSUs and PSUs under the LTIP. Under the LTIP, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant. While awards under the LTIP can have varying vesting provisions and exercise periods, outstanding awards under the LTIP vest in periods ranging from immediate to five years. Stock options and SARs generally expire ten years after grant. At year end 2023, approximately 23 million shares were available for future share-based compensation grants under the LTIP.

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

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2024.

In connection with the 2016 spin-off of our China business into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”), under the provisions of our LTIP, employee stock options, SARs, RSUs and PSUs outstanding at that time were adjusted to maintain the pre-spin intrinsic value of the awards. Depending on the tax laws of the country of employment, awards were modified using either the shareholder method or the employer method. Share-based compensation as recorded in Net Income was based on the amortization of the fair value for both YUM and Yum China awards held by YUM employees. The fair value of Yum China awards held by YUM employees became fully amortized to expense in the year ended December 31, 2020. Share issuances for Yum China awards held by YUM employees will be satisfied by Yum China. Share issuances for YUM awards held by Yum China employees are being satisfied by YUM.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2023	2022	2021
Risk-free interest rate	3.6%	1.7%	0.5%
Expected term	5.9 years	6.6 years	6.3 years
Expected volatility	22.0%	25.0%	27.0%
Expected dividend yield	1.8%	1.9%	1.9%

Grants made to executives typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our executives exercised the awards on average after 5.9 years.

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

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	11,281		$86.18
Granted	1,057		131.28
Exercised	(2,016)		74.33
Forfeited or expired	(218)		117.63
Outstanding at the end of the year	10,104	(a)	92.58	6.44	$385
Exercisable at the end of the year	7,499		$83.37	5.54	$355

(a)Outstanding awards include 309 options and 9,795 SARs with weighted average exercise prices of $103.33 and $92.25, respectively. Outstanding awards represent YUM awards held by employees of both YUM and Yum China.

The weighted-average grant-date fair value of stock options and SARs granted during 2023, 2022 and 2021 was $29.93, $26.65 and $21.32, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2023, 2022 and 2021, was $114 million, $105 million and $234 million, respectively.

As of December 31, 2023, $35 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.7 years. The total fair value at grant date of awards held by YUM employees that vested during 2023, 2022 and 2021 was $31 million, $31 million and $35 million, respectively.

RSUs and PSUs

As of December 31, 2023, there was $59 million of unrecognized compensation cost related to 1.2 million unvested RSUs and PSUs. The total fair value at grant date of awards that vested during 2023, 2022 and 2021 was $84 million, $20 million and $20 million, respectively.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2023	2022	2021
Options and SARs	$27	$26	$29
Restricted Stock Units	35	27	16
Performance Share Units	33	29	30
Total Share-based Compensation Expense	$95	$82	$75
Deferred Tax Benefit recognized	$12	$16	$15

Cash received from stock option exercises for 2023, 2022 and 2021 was $8 million, $3 million and $11 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2023, 2022 and 2021 totaled $31 million, $38 million and $72 million, respectively.

Note 17 – Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2023, 2022 and 2021.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)				Dollar Value of Shares Repurchased
Authorization Date	2023	2022	2021		2023	2022	2021
September 2022	387	1,967	—		$50	$250	$—
May 2021	—	8,116	8,235		—	950	1,050
November 2019	—	—	4,746		—	—	530
Total	387	10,083	12,981	(a)	$50	$1,200	$1,580	(a)

(a)    2021 amount excludes the effect of $11 million in share repurchases (0.1 million shares) with trade dates on, or prior to, December 31, 2020, but settlement dates subsequent to December 31, 2020.

In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. The new authorization took effect during the fourth quarter of 2022 upon the exhaustion of a prior authorization approved in May 2021. As of December 31, 2023, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under the September 2022 authorization.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits(a)	Derivative Instruments(b)	Total
Balance at December 31, 2021, net of tax	$(206)	$(34)	$(85)	$(325)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	(84)	(88)	86	(86)

(Gains) losses reclassified from AOCI, net of tax	—	28	14	42

	(84)	(60)	100	(44)

Balance at December 31, 2022, net of tax	$(290)	$(94)	$15	$(369)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	18	(11)	10	17

(Gains) losses reclassified from AOCI, net of tax	71	1	(22)	50

	89	(10)	(12)	67

Balance at December 31, 2023, net of tax	$(201)	$(104)	$3	$(302)

(a)    Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2023 include amortization of prior service cost of $1 million. Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2022 include amortization of net losses of $22 million, amortization of prior service cost of $5 million, settlement charges of $7 million and related income tax benefit of $6 million. See Note 15.

(b)    See Note 13 for details on amounts reclassified from AOCI.

Note 18 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2023	2022	2021
U.S.	$1,246	$1,124	$1,062
Foreign	572	538	612
	$1,818	$1,662	$1,674

The details of our income tax provision (benefit) are set forth below:

		2023	2022	2021
Current:	Federal	$221	$139	$45
	Foreign	222	200	214
	State	68	53	40
		$511	$392	$299

Deferred:	Federal	$(121)	$(31)	$21
	Foreign	(153)	(10)	(227)
	State	(16)	(14)	6
		$(290)	$(55)	$(200)
		$221	$337	$99

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax	2.3	1.9	1.8
Statutory rate differential attributable to foreign operations	(1.7)	(2.0)	(1.0)
Adjustments to reserves and prior years	1.3	1.6	1.1
Excess tax benefits from stock-based awards	(1.1)	(1.4)	(2.7)
Change in valuation allowances	—	(0.5)	(0.8)
Impact of Russia Exit	(0.5)	4.3	—
Intercompany restructuring and Valuations of Intellectual Property	(9.1)	(4.9)	(11.3)
Nondeductible interest	—	—	1.4
Impact of tax law changes	—	—	(3.8)
Other, net	(0.1)	0.3	0.2
Effective income tax rate	12.1%	20.3%	5.9%

Statutory rate differential attributable to foreign operations. This item includes local country taxes, withholding taxes, and shareholder-level taxes, net of U.S. foreign tax credits. In 2023, this item was unfavorably impacted by a statutory tax rate increase in Switzerland.

Adjustments to reserves and prior years. This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. In 2023, this item was unfavorably impacted by $41 million of newly established reserves associated with a correction in the timing of capital loss utilization related to historical refranchising gains to tax years with a lower statutory tax rate, partially offset by $18 million of reserve releases associated with prior year filing positions in various jurisdictions. In 2022, this item was unfavorably impacted by $17 million of adjustments made to current and deferred tax accounts in various jurisdictions to align with balances supported by 2021 and prior tax filings. Additionally, in 2022 this item was unfavorably impacted by $9 million of reserves established associated with prior year filing positions in various jurisdictions. In 2021, this item was unfavorably impacted by a $22 million reserve established due to a challenge of a prior year filing position in a foreign jurisdiction.

Change in valuation allowances. This item relates to changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of using deferred tax assets that existed at the beginning of the year. In 2022, this item was favorably impacted by $13 million of tax benefit associated with a valuation allowance release in a foreign jurisdiction resulting from a change in management’s judgement as to the realizability of deferred tax assets in that jurisdiction. In 2021, this item was favorably impacted by $15 million of tax benefit associated with a valuation allowance release resulting from a change in management’s judgment as to the realizability of foreign tax credit carryforwards in the U.S.

Impact of Russia Exit. Our decision to exit the Russia market resulted in a $7 million tax benefit recorded in 2023 to account for the global tax ramification of current and future payments required to be made to the Russia IP rights holder in Switzerland. In 2022, this item was unfavorably impacted by $72 million of tax expense primarily associated with a reduction in the tax basis of KFC IP rights held in Switzerland due to the expected loss of the Russia royalty income associated with such rights going forward. As a result, we remeasured and reassessed the need for a valuation allowance on the associated deferred tax assets. In addition, we reassessed certain deferred tax liabilities associated with the Russia business given the expectation that the basis difference would reverse by way of sale.

Intercompany Restructuring and Valuations of Intellectual Property.

In July 2021, we concentrated management responsibility for European (excluding the UK) KFC franchise development, support operations and management oversight in Switzerland (the “KFC Europe Reorganization”). Concurrent with this change in management responsibility, we completed intra-entity transfers of certain KFC IP rights from subsidiaries in the UK to subsidiaries in Switzerland. In December 2021, we continued our KFC Europe Reorganization and completed intra-entity transfers of additional European KFC IP rights from subsidiaries in the U.S. to subsidiaries in Switzerland. With the transfers of these rights, we received a step-up in amortizable tax basis of those IP rights to current fair value under applicable Swiss tax law. As a result of these transfers, we recorded a net one-time tax benefit of $187 million in 2021.

In the year ended December 31, 2022, we performed an annual valuation under Swiss laws of these Swiss IP rights, incorporating current assumptions around the expected future cash flows attributable to the IP. This valuation supported an increase to tax basis of Swiss IP rights associated with parts of our business that will continue to use these IP rights due to expected royalty growth assumptions in those parts of the business that largely offset the loss of Russia royalty income described above. Based on the valuation as well as future forecasting of taxable income, we remeasured and reassessed the need for a valuation allowance on the deferred tax assets in Switzerland. As a result, we recorded a net tax benefit of $75 million in 2022.

Consistent with the objectives of the IP restructuring transactions discussed above, in December 2023, we completed intra-entity transfers of certain Asia region IP rights to Singapore. In addition, certain remaining Asian IP rights were transferred to the U.S. As a result of these transfers, we recorded a net tax benefit of $30 million comprised of $14 million of current tax expense and a one-time deferred tax benefit of $44 million primarily associated with establishing deferred tax assets on amortizable tax basis in the U.S.

Also in 2023, we agreed to receive a tax credit in exchange for an increase in our prospective statutory tax rate in Switzerland. Based on the agreement, we were granted a $38 million tax credit expiring in 2031 and our statutory tax rate was increased to approximately 15% from the previous rate of approximately 10%. As a result of the tax rate increase, we were also required to remeasure our deferred tax assets associated with previously transferred IP rights in Switzerland, which resulted in a one-time deferred tax benefit of $99 million. We also recorded a $29 million deferred tax benefit associated with tax credit which represents the portion of the $38 million tax credit that we anticipate utilizing against income tax before expiration.

Nondeductible Interest. As a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) on December 22, 2017, deductibility of U.S. interest expense was limited to 30% of U.S. Earnings Before Interest, Taxes, Depreciation and Amortization. Beginning in 2022, deductibility of U.S. interest expense is limited to 30% of U.S. Earnings Before Interest and Taxes. Although the disallowed interest can be carried forward indefinitely, in management’s judgment interest carried forward will not be realizable in the future. In 2021, the Company recorded $23 million of related tax expense while in 2023 and 2022, the Company did not record any tax expense associated with disallowed U.S. interest expense.

Impact of Tax Law Changes.

UK Tax Rate Change – On June 10, 2021, the UK Finance Act 2021 was enacted resulting in an increase in the UK corporate tax rate from 19% to 25%. As such, the Company recognized a $64 million tax benefit in the quarter ended June 30, 2021, associated with remeasuring its deferred tax assets in the UK, which primarily related to amortizable tax basis that arose as a result of previous IP transfers to the UK.

Companies subject to the Global Intangible Low-Taxed Income provision (GILTI) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost.

The details of 2023 and 2022 deferred tax assets (liabilities) are set forth below:

	2023	2022
Operating losses and interest deduction carryforwards	$230	$183
Capital losses	71	70
Tax credit carryforwards	188	206
Employee benefits	75	74
Share-based compensation	58	55
Lease-related liabilities	242	240
Accrued liabilities and other	59	40
Intangible assets	610	520
Property, plant and equipment	30	32
Deferred income	103	103
Capitalized Research & Development Costs	92	35
Gross deferred tax assets	1,758	1,558
Deferred tax asset valuation allowances	(386)	(458)
Net deferred tax assets	$1,372	$1,100
Property, plant and equipment	$(51)	$(79)
Operating lease right-of-use assets	(210)	(203)
Employee benefits	(8)	(7)
Derivative Instruments	(17)	(27)
Other	(42)	(35)
Gross deferred tax liabilities	$(328)	$(351)
Net deferred tax assets (liabilities)	$1,044	$749

The details of the 2023 and 2022 valuation allowance activity are set forth below:

	2023	2022
Beginning of Year	$(458)	$(462)
Increases	(19)	(22)
Decreases	91	21
Other Adjustments	—	5
End of Year	$(386)	$(458)

Reported in Consolidated Balance Sheets as:

	2023	2022
Deferred income taxes	$1,045	$750
Other liabilities and deferred credits	(1)	(1)
	$1,044	$749

As of December 31, 2023, we had approximately $4.3 billion of unremitted foreign retained earnings. The Tax Act imposed U.S. federal tax on all post-1986 foreign Earnings and Profits accumulated through December 31, 2017. Repatriation of earnings generated after December 31, 2017, will generally be eligible for the 100% dividends received deduction or considered a distribution of previously taxed income and, therefore, exempt from U.S. federal tax. Undistributed foreign earnings may still be subject to certain state and foreign income and withholding taxes upon repatriation. Subject to limited exceptions, we do not intend to indefinitely reinvest our unremitted earnings outside the U.S. Thus, we have provided taxes, including any U.S. federal and state income, foreign income, or foreign withholding taxes on the majority of our unremitted earnings. In jurisdictions where we do intend to indefinitely reinvest our unremitted earnings, we would be required to accrue and pay applicable income taxes (if any) and foreign withholding taxes if the funds were repatriated in taxable transactions. We believe any such taxes would be immaterial.

Details of tax loss, credit carryforwards, and expiration dates along with valuation allowances as of December 31, 2023, are as follows:

	Gross Amount	Deferred Tax Asset	Valuation Allowance	Expiration
Federal net operating losses - Indefinite	$60	$13	$—	None
Foreign net operating losses	211	34	(14)	2024-2043
Foreign net operating losses - Indefinite	414	98	(20)	None
State net operating losses	1,208	52	(36)	2024-2043
Foreign capital loss carryforward - Indefinite	281	71	(71)	None
Foreign tax credits (US Tax Return)	150	150	(117)	2026-2032
Foreign country tax credits	38	38	(9)	2031
State interest deduction carryforward - Indefinite	681	33	(32)	None
	$3,043	$489	$(299)

We recognize the benefit of positions taken or expected to be taken in tax returns in the Consolidated Financial Statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

At December 31, 2023, the Company had $151 million of gross unrecognized tax benefits, $102 million of which would impact the effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2023	2022
Beginning of Year	$128	$116
Additions on tax positions - current year	9	4
Additions for tax positions - prior years	42	8
Reductions for tax positions - prior years	(28)	—
Reductions for settlements	—	—
End of Year	$151	$128

The Company believes it is reasonably possible that its unrecognized tax benefits as of December 31, 2023, may decrease by approximately $23 million in the next 12 months due to settlements or statute of limitations expirations.

During 2023, 2022, and 2021 the Company recognized $20 million, less than $1 million, and $4 million of net expense, respectively, for interest and penalties in our Consolidated Statements of Income as components of its Income tax provision.

The Company has recorded $16 million of net tax payables and $3 million of net tax receivables, as of December 31, 2023 and 2022, respectively, associated with interest and penalties.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous U.S. state and foreign jurisdictions.

The Company has settled audits with the IRS through fiscal year 2012 and is currently under IRS examination for 2013-2019. Our operations in certain foreign jurisdictions are currently under audit and remain subject to examination for tax years as far back as 1999. See Note 20 for discussion of an Internal Revenue Service Proposed Adjustment.

Note 19 – Reportable Operating Segments

See Note 1 for a description of our operating segments.

	Revenues
	2023	2022	2021
KFC Division(a)	$2,830	$2,834	$2,793
Taco Bell Division(a)	2,641	2,437	2,238
Pizza Hut Division(a)	1,019	1,004	1,028
Habit Burger Grill Division(a)	586	567	525
	$7,076	$6,842	$6,584

	Operating Profit
	2023	2022	2021
KFC Division	$1,304	$1,198	$1,230
Taco Bell Division	944	850	758
Pizza Hut Division	391	387	387
Habit Burger Grill Division	(14)	(24)	2
Corporate and unallocated G&A expenses(b)(c)	(326)	(297)	(260)
Unallocated Franchise and property expenses(b)(c)	(1)	(6)	1
Unallocated Refranchising gain (loss)(b)	29	27	35
Unallocated Other income (expense)(b)(c)	(9)	52	(14)
Operating Profit	2,318	2,187	2,139
Investment income (expense), net(b)	7	11	86
Other pension income (expense)(b)	6	(9)	(7)
Interest expense, net(b)	(513)	(527)	(544)
Income before income taxes	$1,818	$1,662	$1,674

	Depreciation and Amortization
	2023	2022	2021
KFC Division	$22	$23	$28
Taco Bell Division	61	48	53
Pizza Hut Division	20	19	32
Habit Burger Grill Division	30	29	28
Corporate	20	27	23
	$153	$146	$164

	Capital Spending
	2023	2022	2021
KFC Division	$73	$71	$60
Taco Bell Division	101	101	62
Pizza Hut Division	12	22	18
Habit Burger Grill Division	64	56	56
Corporate	35	29	34
	$285	$279	$230

	Identifiable Assets(e)
	2023	2022
KFC Division	$2,281	$2,227
Taco Bell Division	1,544	1,483
Pizza Hut Division	814	788
Habit Burger Grill Division	630	591
Corporate(d)	962	757
	$6,231	$5,846

	Long-Lived Assets(f)
	2023	2022
KFC Division	$891	$893
Taco Bell Division	975	950
Pizza Hut Division	378	400
Habit Burger Grill Division	580	534
Corporate	156	128
	$2,980	$2,905

(a)U.S. revenues included in the combined KFC, Taco Bell, Pizza Hut and Habit Burger Grill Divisions totaled $4.1 billion in 2023, $3.9 billion in 2022 and $3.6 billion in 2021.

(b)Amounts have not been allocated to any segment for performance reporting purposes.

(c)Our operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of sale or transfer (see Note 3), within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net profits and losses subsequent to that date from the Division segment results in which they were earned to Unallocated Other income (expense). As a result, we reclassed net operating losses of $1 million from KFC Division Other income (expense) to Unallocated Other income (expense) during the year ended December 31, 2023, and net operating profit of $44 million from Divisional Other income (expense) to Unallocated Other income (expense) during the year ended December 31, 2022, respectively. Additionally, we recorded a charge of $3 million to Unallocated Other income (expense) during the year ended December 31, 2023 from the sale of our KFC Russia business.

Also included in Unallocated Other income (expense) were $1 million in foreign exchange losses and $13 million in foreign exchange gains attributable to fluctuations in the value of the Russian Ruble during the years ended December 31, 2023 and 2022, respectively. Additionally, we recorded charges of $5 million to Corporate and unallocated G&A expenses and $1 million to Unallocated Franchise and property expenses during the year ended December 31, 2023, for certain expenses related to the disposition of the businesses and other costs related to our exit from Russia. We recorded similar charges of $7 million to Corporate and Unallocated G&A expenses and $6 million to Unallocated Franchise and property expenses during the year ended December 31, 2022.

(d)Primarily includes cash and deferred tax assets.

(e)U.S. identifiable assets included in the combined Corporate and KFC, Taco Bell, Pizza Hut, and Habit Burger Grill Divisions totaled $2.8 billion at both 2023 and 2022.

(f)Includes PP&E, net, goodwill, intangible assets, net and Operating lease right-of-use assets. Excludes KFC Russia long-lived assets of $108 million as of December 31, 2022 which were classified as held for sale and are included in Prepaid expenses and other current assets in our Consolidated Balance Sheet (see Note 9).

Note 20 – Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $1.1 billion through December 31, 2023. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements. These leases have varying terms, the latest of which expires in 2065. As of December 31, 2023, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $375 million. The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2023, was approximately $325 million. Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees. Accordingly, the liability recorded for our expected exposure under such leases at both December 31, 2023 and 2022 was not material.

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

The following table summarizes the 2023 and 2022 activity related to our net self-insured property and casualty reserves as of December 31, 2023.

	Beginning Balance	Expense	Payments	Ending Balance
2023 Activity	$50	35	(37)	$48
2022 Activity	$48	28	(26)	$50

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $135 million. Of this amount, $130 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal that had been scheduled for December 4, 2023 has been rescheduled to March 4, 2024. The stay order remains in effect and the next hearing in the Delhi High Court that had been scheduled for December 14, 2023 has been rescheduled to March 21, 2024. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2023.

Item 9B.	Other Information.

Securities Trading Plans

During the three months ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K, except as follows:

Name/Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Tracy Skeans / Chief Operating Officer and Chief People Officer	Rule 10b5-1 trading plan	November 26, 2023	December 31, 2024	62,417(1)	Sale of Shares
David Gibbs / Chief Executive Officer	Rule 10b5-1 trading plan	December 1, 2023	December 31, 2024	115,582(2)	Sale of Shares/ Exercise of Stock Appreciation Rights and Sale of Resulting Shares

(1) Represents the number of shares of common stock to be received upon vesting of Ms. Skeans’ performance share unit awards (assuming maximum performance) and restricted stock unit awards specified in the plan. The actual number of shares of common stock that will be received upon vesting and sold pursuant to the trading plan will depend upon the Company’s performance, dividend equivalent accruals, and the number of shares withheld for any taxes.

(2) Represents the number of shares of common stock to be received upon vesting of Mr. Gibbs’ restricted stock unit awards and exercise of stock appreciation rights awards specified in the plan. The actual number of shares of common stock under a restricted stock unit award that will be received upon vesting and sold pursuant to the trading plan will depend on dividend equivalent accruals and the number of shares withheld for any taxes. The resulting number of shares of common stock received and sold following the stock appreciation rights exercise will depend upon the appreciation of the award and the number of shares withheld for any taxes.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Management Planning and Development Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG, LLP, Louisville, Kentucky, Auditor Firm ID: 185.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

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

Date:	February 20, 2024

YUM! BRANDS, INC.

By:	/s/ David Gibbs

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on February 20, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Gibbs	Chief Executive Officer
David Gibbs	(principal executive officer)

/s/ Chris Turner	Chief Financial Officer
Chris Turner	(principal financial officer)

/s/ David Russell	Senior Vice President, Finance and Corporate Controller
David Russell	(principal accounting officer)

/s/ Paget Alves	Director
Paget Alves

/s/ Keith Barr	Director
Keith Barr

/s/ Brett Biggs	Director
Brett Biggs

/s/ Christopher Connor	Director
Christopher Connor

/s/ Brian Cornell	Director
Brian Cornell

/s/ Tanya Domier	Director
Tanya Domier

/s/ Susan Doniz	Director
Susan Doniz

/s/ Mirian Graddick-Weir	Director
Mirian Graddick-Weir

/s/ Thomas Nelson	Director
Thomas Nelson

/s/ Justin Skala	Director
Justin Skala

/s/ Annie Young-Scrivner	Director
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

10.1.1
Amendment No. 6, dated as of June 28, 2023, to Credit Agreement dated as of June 16, 2016, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (including as Exhibit A thereto to a conformed copy of the Credit Agreement reflecting all Amendments through Amendment No. 6).

10.2†
YUM Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2.1†	YUM Director Deferred Compensation Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended and Restated as of January 1, 2023, as attached herein.

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

10.4.1†	YUM! Brands Executive Income Deferral Program, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended and Restated as of January 1, 2023, as attached herein.

10.5†
YUM! Brands Pension Equalization Plan, Plan Document for the Pre-409A Program, as effective January 1, 2005, and as Amended through December 31, 2010, which is incorporated by reference from Exhibit 10.7 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 19, 2011.

10.5.1†	The Yum! Brands, Inc. Pension Equalization Plan, Restated Plan Document for the 409A Program effective January 1, 2005, and as Amended and Restated as of January 1, 2023, as attached herein.

10.6†	Form of Directors’ Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.17 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.7†	Form of Yum! Brands, Inc. Change in Control Severance Agreement, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on March 21, 2013.

10.8†	YUM! Long Term Incentive Plan, as Amended and Restated effective as of May 20, 2016, as incorporated by reference from Form DEF 14A filed on April 8, 2016.

10.9†
YUM SharePower Plan, as effective October 7, 1997, and as amended through June 23, 2003, which is incorporated herein by reference from Exhibit 10.23 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.10†	Form of YUM Director Stock Option Award Agreement, which is incorporated herein by reference from Exhibit 10.25 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

Exhibit Number	Description of Exhibits
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

10.13.5†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2023), as effective February 10, 2023, which is incorporated herein by reference from Exhibit 10.13.5 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

10.26†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2021), which is incorporated herein by reference from Exhibit 10.20 to YUM’s Quarterly Report on Form 10-Q filed on May 5, 2021.

10.26.1†	Yum! Brands Inc. Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2023), as attached herein.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†	Yum! Brands Inc. Compensation Recovery Policy, Amended and Restated November 16, 2023, as attached herein.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates a management contract or compensatory plan.