Form 10-Q
period 2024-03-31
YUM BRANDS INC
filed 2024-05-07
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of May 1, 2024, was 281,632,212 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/31/2024	3/31/2023
Company sales	$474	$474
Franchise and property revenues	757	770
Franchise contributions for advertising and other services	367	401
Total revenues	1,598	1,645
Costs and Expenses, Net
Company restaurant expenses	400	403
General and administrative expenses	286	282
Franchise and property expenses	31	36
Franchise advertising and other services expense	367	395
Refranchising (gain) loss	(5)	(4)
Other (income) expense	(1)	10
Total costs and expenses, net	1,078	1,122
Operating Profit	520	523
Investment (income) expense, net	22	24
Other pension (income) expense	(2)	(2)
Interest expense, net	117	130
Income Before Income Taxes	383	371
Income tax provision	69	71
Net Income	$314	$300

Basic Earnings Per Common Share	$1.11	$1.07

Diluted Earnings Per Common Share	$1.10	$1.05

Dividends Declared Per Common Share	$0.67	$0.605

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2024	3/31/2023

Net Income	$314	$300
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(10)	8
Reclassification of adjustments and (gains) losses into Net Income	—	—
	(10)	8
Tax (expense) benefit	—	—
	(10)	8
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—
Reclassification of (gains) losses into Net Income	—	—
	—	—
Tax (expense) benefit	—	(2)
	—	(2)
Changes in derivative instruments
Unrealized gains (losses) arising during the period	12	(8)
Reclassification of (gains) losses into Net Income	(8)	(3)
	4	(11)
Tax (expense) benefit	(1)	3
	3	(8)

Other comprehensive income (loss), net of tax	(7)	(2)
Comprehensive Income	$307	$298

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2024	3/31/2023
Cash Flows – Operating Activities
Net Income	$314	$300
Depreciation and amortization	35	29
Refranchising (gain) loss	(5)	(4)
Investment (income) expense, net	22	24
Deferred income taxes	21	(4)
Share-based compensation expense	23	25
Changes in accounts and notes receivable	44	23
Changes in prepaid expenses and other current assets	(32)	(7)
Changes in accounts payable and other current liabilities	(66)	(101)
Changes in income taxes payable	(26)	28
Other, net	33	36
Net Cash Provided by Operating Activities	363	349

Cash Flows – Investing Activities
Capital spending	(49)	(62)
Proceeds from the sale of Devyani International Limited common stock	104	—
Proceeds from refranchising of restaurants	11	5
Other, net	(21)	1
Net Cash Provided by (Used in) Investing Activities	45	(56)

Cash Flows – Financing Activities
Repayments of long-term debt	(10)	(20)
Revolving credit facility, three months or less, net	—	(85)
Repurchase shares of Common Stock	—	(50)
Dividends paid on Common Stock	(189)	(169)
Other, net	(48)	(10)
Net Cash Used in Financing Activities	(247)	(334)
Effect of Exchange Rates on Cash and Cash Equivalents	(7)	3
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	154	(38)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	724	647
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$878	$609

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	(Unaudited) 3/31/2024	12/31/2023
ASSETS
Current Assets
Cash and cash equivalents	$652	$512
Accounts and notes receivable, net	686	737
Prepaid expenses and other current assets	436	360
Total Current Assets	1,774	1,609

Property, plant and equipment, net	1,190	1,197
Goodwill	641	642
Intangible assets, net	370	377
Other assets	1,228	1,361
Deferred income taxes	1,021	1,045
Total Assets	$6,224	$6,231

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,095	$1,169
Income taxes payable	35	55
Short-term borrowings	58	53
Total Current Liabilities	1,188	1,277

Long-term debt	11,130	11,142
Other liabilities and deferred credits	1,662	1,670
Total Liabilities	13,980	14,089

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 281 shares issued in 2024 and 2023	45	60
Accumulated deficit	(7,492)	(7,616)
Accumulated other comprehensive loss	(309)	(302)
Total Shareholders’ Deficit	(7,756)	(7,858)
Total Liabilities and Shareholders’ Deficit	$6,224	$6,231

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters ended March 31, 2024 and 2023
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2023	281	$60	$(7,616)	$(302)	$(7,858)
Net Income			314		314
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(10)	(10)
Pension and post-retirement benefit plans				—	—
Net gain on derivative instruments (net of tax impact of $1 million)				3	3
Comprehensive Income					307
Dividends declared			(190)		(190)
Repurchase of shares of Common Stock	—	—	—		—
Employee share-based award exercises	—	(47)			(47)
Share-based compensation events		32			32
Balance at March 31, 2024	281	$45	$(7,492)	$(309)	$(7,756)

Balance at December 31, 2022	280	$—	$(8,507)	$(369)	$(8,876)
Net Income			300		300
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				8	8
Pension and post-retirement benefit plans (net of tax impact of $2 million)				(2)	(2)
Net loss on derivative instruments (net of tax impact of $3 million)				(8)	(8)
Comprehensive Income					298
Dividends declared			(170)		(170)
Repurchase of shares of Common Stock	—	(24)	(26)		(50)
Employee share-based award exercises	—	(10)			(10)
Share-based compensation events		34			34
Balance at March 31, 2023	280	$—	$(8,403)	$(371)	$(8,774)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”).

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 59,000 restaurants in more than 155 countries and territories.  As of March 31, 2024, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of March 31, 2024, YUM consisted of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

YUM's fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. The majority of our U.S. subsidiaries and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. For subsidiaries that operate on this weekly periodic calendar, 2024 will include a 53rd week. Our remaining international subsidiaries operate on a monthly calendar similar to that on which YUM operates.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2023 Form 10-K, the results of the interim periods presented. Our results of operations, comprehensive income, cash flows and changes in shareholders' deficit for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 31, 2024. These reclassifications had no effect on previously reported Net Income.

Note 2 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2024	2023
Net Income	$314	$300

Weighted-average common shares outstanding (for basic calculation)	282	281
Effect of dilutive share-based employee compensation	4	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	286	285

Basic EPS	$1.11	$1.07

Diluted EPS	$1.10	$1.05
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.7	1.5

(a)These unexercised employee stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 3 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 31, 2024 and 2023 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2024	2023	2024	2023	2024
September 2022	—	387	—	50	1,700
Total	—	387	$—	$50	$1,700

In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. As of March 31, 2024, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under the September 2022 authorization.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2023, net of tax	$(201)	$(104)	$3	$(302)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(10)	—	9	(1)

(Gains) losses reclassified from AOCI, net of tax	—	—	(6)	(6)
	(10)	—	3	(7)
Balance at March 31, 2024, net of tax	$(211)	$(104)	$6	$(309)

Note 4 - Other (Income) Expense

	Quarter ended
	3/31/2024	3/31/2023
Foreign exchange net (gain) loss	$5	$3
Impairment and closure expense	—	1
Other	(6)	6
Other (income) expense	$(1)	$10

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

	3/31/2024	12/31/2023
Accounts and notes receivable, gross	$741	$776
Allowance for doubtful accounts	(55)	(39)
Accounts and notes receivable, net	$686	$737

Property, Plant and Equipment, net

	3/31/2024	12/31/2023
Property, plant and equipment, gross	$2,536	$2,529
Accumulated depreciation and amortization	(1,346)	(1,332)
Property, plant and equipment, net	$1,190	$1,197

Other Assets	3/31/2024	12/31/2023
Operating lease right-of-use assets(a)	$755	$764
Franchise incentives	180	175
Investment in Devyani International Limited (See Note 12)	—	124
Other	293	298
Other assets	$1,228	$1,361

(a)    Non-current operating lease liabilities of $748 million and $757 million as of March 31, 2024 and December 31, 2023, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	3/31/2024	12/31/2023
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$652	$512
Restricted cash included in Prepaid expenses and other current assets(a)	191	177
Restricted cash and restricted cash equivalents included in Other assets(b)	35	35
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$878	$724

(a)    Restricted cash within Prepaid expenses and other current assets primarily reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 6 - Income Taxes

	Quarter ended
	2024	2023
Income tax provision	$69	$71
Effective tax rate	18.0%	19.1%

Our estimated effective tax rate for the full fiscal year is expected to be higher than the U.S. federal statutory rate of 21%, primarily due to state income taxes and U.S. taxes on foreign earnings partially offset by taxes on income earned in foreign jurisdictions with statutory tax rates below 21%.

The first quarter effective tax rate was lower than the prior year primarily due to favorable developments in the current quarter related to uncertain tax positions as well as favorability associated with higher tax deductions for share-based compensation, partially offset by higher taxes paid in foreign jurisdictions where our intellectual property rights are domiciled.

Note 7 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 3/31/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$14	$240	$2	$127	$383
Franchise revenues	43	188	68	1	300
Property revenues	3	9	1	1	14
Franchise contributions for advertising and other services	10	146	73	1	230

China
Franchise revenues	68	—	17	—	85

Other
Company sales	91	—	—	—	91
Franchise revenues	272	13	62	—	347
Property revenues	11	—	—	—	11
Franchise contributions for advertising and other services	120	2	15	—	137
	$632	$598	$238	$130	$1,598

	Quarter ended 3/31/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$16	$229	$5	$130	$380
Franchise revenues	46	178	70	1	295
Property revenues	3	10	1	1	15
Franchise contributions for advertising and other services	8	140	78	—	226

China
Franchise revenues	66	—	18	—	84

Other
Company sales	94	—	—	—	94
Franchise revenues	284	13	66	—	363
Property revenues	13	—	—	—	13
Franchise contributions for advertising and other services	157	2	16	—	175
	$687	$572	$254	$132	$1,645

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2024 is presented below.

Deferred Franchise Fees
Balance at December 31, 2023	$444
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(20)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	19
Other(a)	(3)
Balance at March 31, 2024	$440

(a)    Primarily includes impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$72
1 - 2 years	65
2 - 3 years	59
3 - 4 years	53
4 - 5 years	44
Thereafter	147
Total	$440

Note 8 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended
Revenues	2024	2023
KFC Division	$632	$687
Taco Bell Division	598	572
Pizza Hut Division	238	254
Habit Burger Grill Division	130	132
	$1,598	$1,645

	Quarter ended
Operating Profit	2024	2023
KFC Division	$313	$305
Taco Bell Division	208	204
Pizza Hut Division	93	104
Habit Burger Grill Division	(5)	(5)
Corporate and unallocated G&A expenses	(89)	(84)
Unallocated Franchise and property income (expenses)	—	(1)
Unallocated Refranchising gain (loss)	5	4
Unallocated Other income (expense)	(5)	(4)
Operating Profit	$520	$523
Investment income (expense), net(a)	(22)	(24)
Other pension income (expense)	2	2
Interest expense, net	(117)	(130)
Income before income taxes	$383	$371

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Includes changes in the value of our investment in Devyani International Limited (see Note 12).

Note 9 - Pension Benefits

We sponsor qualified and supplemental (non-qualified) noncontributory defined benefit pension plans covering certain full-time salaried and hourly U.S. employees. The most significant of these plans, the YUM Retirement Plan (the “Plan”), is qualified and funded. We fund our other U.S. plans as benefits are paid. Our two significant U.S. plans, including the Plan and a supplemental plan, were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001, is not eligible to participate in those plans. Additionally, these two plans in the U.S. are currently closed to new hourly participants.

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended
	2024	2023
Service cost	$1	$1
Interest cost	11	10
Expected return on plan assets	(13)	(12)
Net periodic benefit cost (income)	$(1)	$(1)

Note 10 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	3/31/2024	12/31/2023
Current maturities of long-term debt	$61	$56
Less current portion of debt issuance costs and discounts	(3)	(3)
Short-term borrowings	$58	$53

Long-term Debt
Securitization Notes	$3,743	$3,743
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	—	—
Term Loan A Facility	713	717
Term Loan B Facility	1,455	1,459
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations	49	50
	$11,260	$11,269
Less long-term portion of debt issuance costs and discounts	(69)	(71)
Less current maturities of long-term debt	(61)	(56)
Long-term debt	$11,130	$11,142

Details of our Short-term borrowings and Long-term debt as of December 31, 2023 can be found within our 2023 Form 10-K.

Subsequent to the first quarter, on April 26, 2024, KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC (collectively, the "Borrowers"), each of which is a wholly-owned subsidiary of the Company, completed the refinancing of the then outstanding $713 million under the Term Loan A Facility and $1.25 billion capacity under the Revolving Facility through the issuance of a $500 million term loan A facility and a $1.5 billion revolving facility pursuant to an amendment to the Credit Agreement (as defined in our 2023 Form 10-K). The transaction did not add any additional net new debt to the Company's Balance Sheet. The new term loan A facility and the revolving facility will mature on the earliest of (i) April 26, 2029, (ii) the date that is 91 days prior to the March 15, 2028 maturity of the Borrowers’ existing Term Loan B Facility if more than $250 million of such Term Loan B remains outstanding as of such date and (iii) the date that is 91 days prior to the June 1, 2027 maturity of the Borrowers’ existing Subsidiary Senior Unsecured Notes if more than $250 million of such Subsidiary Senior Unsecured Notes remains outstanding as of such date. Further, the Amendment removes the excess cash flow mandatory prepayment requirement with respect to the new term loan A facility. All other material provisions of the Credit Agreement remain unchanged.

Cash paid for interest during the quarter ended March 31, 2024, was $101 million. Cash paid for interest during the quarter ended March 31, 2023 was $104 million.

Note 11 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates associated with certain foreign currency denominated intercompany receivables and payables is currently not significant.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both March 31, 2024 and December 31, 2023, we had interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. These interest rate swaps have been designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of March 31, 2024 or December 31, 2023.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through March 31, 2024, the swaps were highly effective cash flow hedges.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2024	2023	2024	2023

Interest rate swaps	$11	$(7)	$(9)	$(5)

Income tax benefit/(expense)	(3)	2	2	1

As of March 31, 2024, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $28 million, based on current Secured Overnight Financing Rate ("SOFR") interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both March 31, 2024 and December 31, 2023, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2024, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 12 for the fair value of our derivative assets and liabilities.

Note 12 - Fair Value Disclosures

As of March 31, 2024, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	3/31/2024		12/31/2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,743	$3,423	$3,743	$3,391
Subsidiary Senior Unsecured Notes(b)	750	742	750	742
Term Loan A Facility(b)	713	709	717	716
Term Loan B Facility(b)	1,455	1,460	1,459	1,466
YUM Senior Unsecured Notes(b)	4,550	4,361	4,550	4,439

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	3/31/2024	12/31/2023
Assets
Investments	Other assets	1	$1	$125
Investments	Other assets	3	7	7
Interest Rate Swaps	Prepaid expenses and other current assets	2	28	24
Interest Rate Swaps	Other assets	2	—	2

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Investments as of December 31, 2023, primarily included our approximate 5% minority interest in Devyani International Limited (“Devyani”), a franchise entity that operates KFC and Pizza Hut restaurants in India, with a fair value of $124 million. During the quarter ended March 31, 2024, we sold our ownership interest in Devyani for pre-tax proceeds of $104 million and recognized pre-tax investment losses of $20 million related to changes in fair value during the quarter prior to the date of sale.

Note 13 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $1.2 billion through the first quarter of 2024. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 31, 2024, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $375 million. The present value of these potential payments discounted at our pre-tax cost of debt at March 31, 2024, was approximately $300 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of March 31, 2024, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $135 million. Of this amount, $130 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal that had been scheduled for March 4, 2024 has been rescheduled to July 30, 2024. A hearing held on March 21, 2024, before the Delhi High Court has been continued to July 4, 2024, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Note 14 - Subsequent Event

KFC U.K. and Ireland Store Acquisition

On April 29, 2024, we completed the previously announced acquisition of 216 KFC restaurants from a franchisee in the U.K. and Ireland. Consideration for this acquisition consists of approximately $180 million in cash, subject to customary post-closing adjustments.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following Management's Discussion and Analysis (“MD&A”), should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, (“2023 Form 10-K”). All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Percentages may not recompute due to rounding.

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 59,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 59,000 restaurants, 98% are operated by franchisees.

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

Through our Good Growth Strategy we intend to unlock the growth potential of our Concepts and YUM, drive increased collaboration across our Concepts and geographies and consistently deliver better customer experiences, improved unit economics and higher rates of growth. Key enablers include accelerated use of technology and better leverage of our systemwide scale.

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

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•Same-store sales growth is the estimated percentage change in system sales of all restaurants that have been open and in the YUM system for one year or more, including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes or other issues. The system sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). Same-store sales growth excludes, for subsidiaries operating on a monthly calendar, the extra day resulting from a leap year and excludes, for subsidiaries operating on a weekly periodic calendar, the last week of the year in fiscal years with 53 weeks. We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

Quarterly Financial Highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+4	(2)	+8	+3	+6
Taco Bell Division	+4	+1	+3	+2	+2
Pizza Hut Division	(4)	(7)	+5	(11)	(10)
YUM	+2	(3)	+6	(1)	+6

Additionally:

•Foreign currency translation unfavorably impacted Divisional Operating Profit by $11 million for the quarter ended March 31, 2024.

	First Quarter
	2024	2023	% Change
GAAP Diluted EPS	$1.10	$1.05	+5
Less Special Items EPS	$(0.05)	$(0.01)	NM
Diluted EPS Excluding Special Items	$1.15	$1.06	+9

•In addition to the aforementioned factors impacting Operating Profit, our diluted EPS was negatively impacted by $0.08 for the quarter ended March 31, 2024 and $0.07 for the quarter ended March 31, 2023, from after-tax investment losses. Foreign currency translation negatively impacted our diluted EPS by approximately $0.03 for the quarter ended March 31, 2024.

•Gross unit openings for the quarter were 808 units resulting in 421 net new units.

Worldwide

GAAP Results

	Quarter ended
	2024	2023	% B/(W)
Company sales	$474	$474	Even
Franchise and property revenues	757	770	(2)
Franchise contributions for advertising and other services	367	401	(8)
Total revenues	1,598	1,645	(3)

Company restaurant expenses	400	403	1
G&A expenses	286	282	(2)
Franchise and property expenses	31	36	14
Franchise advertising and other services expense	367	395	7
Refranchising (gain) loss	(5)	(4)	NM
Other (income) expense	(1)	10	NM
Total costs and expenses, net	1,078	1,122	4
Operating Profit	520	523	(1)

Investment (income) expense, net	22	24	NM
Other pension (income) expense	(2)	(2)	NM
Interest expense, net	117	130	10
Income before income taxes	383	371	3
Income tax provision	69	71	3
Net Income	$314	$300	5

Diluted EPS(a)	$1.10	$1.05	5
Effective tax rate	18.0%	19.1%	1.1	ppts.

(a)See Note 2 for the number of shares used in this calculation.

Performance Metrics

Unit Count	3/31/2024	3/31/2023	% Increase (Decrease)
Franchise	58,106	54,681	6
Company-owned	1,023	1,002	2
Total	59,129	55,683	6

	Quarter ended
	2024	2023
Same-Store Sales Growth (Decline) %	(3)	8
System Sales Growth %, reported	—	6
System Sales Growth %, excluding FX	2	11

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended
	2024	2023

Consolidated
Company sales(a)	$474	$474
Franchise sales	14,572	14,541
System sales	15,046	15,015
Negative (Positive) Foreign Currency Impact(b)	279	N/A
System sales, excluding FX	$15,325	$15,015

KFC Division
Company sales(a)	$105	$110
Franchise sales	8,023	7,947
System sales	8,128	8,057
Negative (Positive) Foreign Currency Impact(b)	237	N/A
System sales, excluding FX	$8,365	$8,057

Taco Bell Division
Company sales(a)	$240	$229
Franchise sales	3,357	3,235
System sales	3,597	3,464
Negative (Positive) Foreign Currency Impact(b)	(2)	N/A
System sales, excluding FX	$3,595	$3,464

Pizza Hut Division
Company sales(a)	$2	$5
Franchise sales	3,165	3,331
System sales	3,167	3,336
Negative (Positive) Foreign Currency Impact(b)	44	N/A
System sales, excluding FX	$3,211	$3,336

Habit Burger Grill Division
Company sales(a)	$127	$130
Franchise sales	27	28
System sales	154	158
Negative (Positive) Foreign Currency Impact(b)	—	N/A
System sales, excluding FX	$154	$158

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended
	2024	2023
Core Operating Profit Growth %	6	11
Diluted EPS Growth %, excluding Special Items	9	Even
Effective Tax Rate excluding Special Items	19.4%	19.3%

	Quarter ended
	2024	2023
Company restaurant profit	$74	$71
Company restaurant margin %	15.6%	14.9%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended
	2024	2023
Consolidated
GAAP Operating Profit	$520	$523
Detail of Special Items:
(Gain) loss associated with market-wide refranchisings(a)	3	(3)
Operating loss impact from decision to exit Russia(b)	—	3
Charges associated with Resource Optimization(c)	21	3
Special Items Expense - Operating Profit	24	3
Negative Foreign Currency Impact on Operating Profit	11	N/A
Core Operating Profit	$555	$526

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Statements of Income Line Item
General and administrative expenses	$21	$4
Franchise and property expenses	—	1
Refranchising (gain) loss	3	(3)
Other (income) expense	—	1
Special Items Expense - Operating Profit	$24	$3

KFC Division
GAAP Operating Profit	$313	$305
Negative (Positive) Foreign Currency Impact	10	N/A
Core Operating Profit	$323	$305

Taco Bell Division
GAAP Operating Profit	$208	$204
Negative (Positive) Foreign Currency Impact	—	N/A
Core Operating Profit	$208	$204

Pizza Hut Division
GAAP Operating Profit	$93	$104
Negative (Positive) Foreign Currency Impact	1	N/A
Core Operating Profit	$94	$104

Habit Burger Grill Division
GAAP Operating Loss	$(5)	$(5)
Negative (Positive) Foreign Currency Impact	—	N/A
Core Operating Profit (Loss)	$(5)	$(5)

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$314	$300
Special Items Expense - Operating Profit	24	3
Special Items Tax (Benefit)(d)	(10)	(2)
Net Income excluding Special Items	$328	$301

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.10	$1.05
Less Special Items Diluted EPS	(0.05)	(0.01)
Diluted EPS excluding Special Items	$1.15	$1.06

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	18.0%	19.1%
Impact on Tax Rate as a result of Special Items	(1.4)%	(0.2)%
Effective Tax Rate excluding Special Items	19.4%	19.3%

(a)    Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the quarters ended March 31, 2024 and 2023, we recorded net refranchising losses of $3 million and net refranchising gains of $3 million, respectively, that have been reflected as Special Items.

Additionally, we recorded net refranchising gains of $8 million and $1 million during the quarters ended March 31, 2024 and 2023, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings that we believe are indicative of our expected ongoing refranchising activity.

(b)In April 2023, we completed our exit from the Russia market by selling the KFC business in Russia to Smart Service Ltd. Our GAAP operating results for the quarter ended March 31, 2023 presented herein reflect revenues from and expenses to support the Russian operations for KFC prior to the date of sale, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion of Ukraine to humanitarian efforts, we reclassed such net operating profits or losses from the KFC Division segment results to Unallocated Other income (expense). Additionally, we incurred certain expenses related to the disposition of the business and other one-time costs related to our exit from Russia which we recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. The resulting net Operating Loss of $3 million for the quarter ended March 31, 2023 has been reflected as a Special Item.

(c)We recorded charges of $21 million and $3 million during the quarters ended March 31, 2024 and 2023, respectively, to General and administrative expenses related to a resource optimization program. This program has allowed us to reallocate significant resources to accelerate our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. We have recently expanded the program to identify further opportunities to optimize the Company’s spending and identify additional, critical areas in which to potentially reallocate resources, both with a goal to enable the acceleration of the Company’s growth rate. Costs incurred to date related to the program primarily include severance associated with positions that have been eliminated or relocated and consultant fees. Due to their scope and size, these charges have been reflected as Special Items.

(d)The below table includes the detail of Special Items Tax (Benefit) Expense:

	Quarter ended
	3/31/2024	3/31/2023
Tax (Benefit) Expense on Special Items Operating Profit and Interest Expense	$(6)	$—
Tax (Benefit) Expense - Income tax impacts from decision to exit Russia	—	(2)
Tax (Benefit) - Other Income tax impacts recorded as Special	(4)	—
Special Items Tax (Benefit) Expense	$(10)	$(2)

Tax (Benefit) Expense on Special Items Operating Profit and Interest Expense was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Other Income Tax impacts recorded as Special in the quarter ended March 31, 2024 include benefits related to the reversal of a reserve due to the favorable resolution of a tax audit in a foreign jurisdiction. Such reserve was established in prior years related to income tax liabilities originally recorded as a Special Item as part of an intercompany restructuring of intellectual property.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 3/31/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$313	$208	$93	$(5)	$(89)	$520
Less:
Franchise and property revenues	397	210	148	2	—	757
Franchise contributions for advertising and other services	130	148	88	1	—	367
Add:
General and administrative expenses	83	49	52	13	89	286
Franchise and property expenses	17	8	5	1	—	31
Franchise advertising and other services expense	129	147	90	1	—	367
Refranchising (gain) loss	—	—	—	—	(5)	(5)
Other (income) expense	(2)	—	(4)	—	5	(1)
Company restaurant profit	$13	$54	$—	$7	$—	$74
Company sales	$105	$240	$2	$127	$—	$474
Company restaurant margin %	12.2%	22.5%	1.9%	5.5%	N/A	15.6%

	Quarter ended 3/31/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$305	$204	$104	$(5)	$(85)	$523
Less:
Franchise and property revenues	412	201	155	2	—	770
Franchise contributions for advertising and other services	165	142	94	—	—	401
Add:
General and administrative expenses	89	45	51	13	84	282
Franchise and property expenses	26	5	3	1	1	36
Franchise advertising and other services expense	164	138	93	—	—	395
Refranchising (gain) loss	—	—	—	—	(4)	(4)
Other (income) expense	7	1	(2)	—	4	10
Company restaurant profit	$14	$50	$—	$7	$—	$71
Company sales	$110	$229	$5	$130	$—	$474
Company restaurant margin %	12.0%	22.2%	3.9%	4.9%	N/A	14.9%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2024 and/or 2023 and/or are reasonably likely to impact future results. See also the Detail of Special Items in this MD&A for other items similarly impacting results.

Middle East Conflict

During the fourth quarter of 2023, certain of our markets, principally in our KFC and Pizza Hut Divisions, began being impacted by a military conflict in the Middle East region. While the impacts from the Middle East conflict have been scattered and difficult to measure, we believe the markets most impacted by the conflict, which include markets in the Middle East, Indonesia and Malaysia, collectively created a low single-digit headwind to YUM's overall same-store sales growth during the quarter ended March 31, 2024. We continue to expect this impact to decrease with sales improving in the most impacted markets over the balance of 2024.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Divisional Operating Profit by $11 million for the quarter ended March 31, 2024. This included a negative impact to our KFC Division Operating Profit of $10 million for the quarter ended March 31, 2024. We currently expect changes in foreign currency to negatively impact Divisional Operating Profit by approximately $20 to $30 million on a full-year basis.

Investment in Devyani

During the quarter ended March 31, 2024, we sold our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, for pre-tax proceeds of $104 million. Changes in the fair value of our ownership interest in Devyani prior to the date of sale resulted in pre-tax investment losses of $20 million and $23 million in the quarters ended March 31, 2024 and 2023, respectively.

KFC Division

The KFC Division has 30,251 units, 87% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of March 31, 2024.

	Quarter ended
			% B/(W)
	2024	2023	Reported		Ex FX
System Sales	$8,128	$8,057	1		4
Same-Store Sales Growth (Decline) %	(2)	9	N/A		N/A

Company sales	$105	$110	(4)		(3)
Franchise and property revenues	397	412	(4)		(1)
Franchise contributions for advertising and other services	130	165	(21)		(20)
Total revenues	$632	$687	(8)		(6)

Company restaurant profit	$13	$14	(3)		(1)
Company restaurant margin %	12.2%	12.0%	0.2	ppts.	0.4	ppts.

G&A expenses	$83	$89	7		7
Franchise and property expenses	17	26	34		35
Franchise advertising and other services expense	129	164	21		20
Operating Profit	$313	$305	3		6

			% Increase (Decrease)
Unit Count	3/31/2024	3/31/2023
Franchise	30,029	27,785	8
Company-owned	222	218	2
Total	30,251	28,003	8

Company sales and Company restaurant margin %

The quarterly decrease in Company sales, excluding the impact of foreign currency translation, was driven by a Company same-store sales decline of 4%.

The quarterly increase in Company restaurant margin percentage was driven by the impact of closing units with low restaurant margin percentages, partially offset by a Company same-store sales decline.

Franchise and property revenues

The quarterly decrease in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by a 3% negative impact from the sale of our KFC Russia business and a franchise same-store sales decline of 2%, partially offset by unit growth.

G&A

The quarterly decrease in G&A, excluding the impact of foreign currency translation, was driven by the impact of the sale of the KFC Russia business.

Operating Profit

The quarterly increase in Operating Profit, excluding the impact of foreign currency translation, was driven by unit growth and lower Franchise and property expenses, primarily due to lapping global franchise convention expenses in the prior year, partially offset by a same-store sales decline.

Taco Bell Division

The Taco Bell Division has 8,555 units, 87% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of March 31, 2024.

	Quarter ended
			% B/(W)
	2024	2023	Reported		Ex FX

System Sales	$3,597	$3,464	4		4
Same-Store Sales Growth %	1	8	N/A		N/A

Company sales	$240	$229	5		5
Franchise and property revenues	210	201	5		5
Franchise contributions for advertising and other services	148	142	4		4
Total revenues	$598	$572	5		5

Company restaurant profit	$54	$50	6		6
Company restaurant margin %	22.5%	22.2%	0.3	ppts.	0.3	ppts.

G&A expenses	$49	$45	(8)		(8)
Franchise and property expenses	8	5	(39)		(39)
Franchise advertising and other services expense	147	138	(7)		(7)
Operating Profit	$208	$204	2		2

			% Increase (Decrease)
Unit Count	3/31/2024	3/31/2023
Franchise	8,071	7,806	3
Company-owned	484	470	3
Total	8,555	8,276	3

Company sales and Company restaurant margin %

The quarterly increase in Company sales was driven by unit growth and Company same-store sales growth of 2%.

The quarterly increase in Company restaurant margin percentage was driven by same-store sales growth partially offset by higher labor and other restaurant operating costs.

Franchise and property revenues

The quarterly increase in Franchise and property revenues was driven by unit growth and franchise same-store sales growth of 1%.

G&A

The quarterly increase in G&A was driven by increased legal costs, higher digital and technology expenses and higher headcount and salaries partially offset by lower share-based compensation.

Operating Profit

The quarterly increase in Operating Profit was driven by unit growth and same-store sales growth partially offset by higher restaurant operating costs, higher Franchise advertising and other service expense primarily related to digital and technology expenses, higher bad debt expense lapping prior year net bad debt recoveries for past due franchise receivables and increased G&A.

Pizza Hut Division

The Pizza Hut Division has 19,942 units, 67% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of March 31, 2024.

	Quarter ended
			% B/(W)
	2024	2023	Reported		Ex FX

System Sales	$3,167	$3,336	(5)		(4)
Same-Store Sales Growth (Decline) %	(7)	7	N/A		N/A

Company sales	$2	$5	(64)		(64)
Franchise and property revenues	148	155	(5)		(4)
Franchise contributions for advertising and other services	88	94	(6)		(6)
Total revenues	$238	$254	(6)		(6)

Company restaurant profit	$—	$—	(82)		(82)
Company restaurant margin %	1.9%	3.9%	(2.0)	ppts.	(2.0)	ppts.

G&A expenses	$52	$51	(2)		(2)
Franchise and property expenses	5	3	(113)		(114)
Franchise advertising and other services expense	90	93	3		4
Operating Profit	$93	$104	(11)		(10)

			% Increase (Decrease)
Unit Count	3/31/2024	3/31/2023
Franchise	19,935	19,025	5
Company-owned	7	21	(67)
Total	19,942	19,046	5

Franchise and property revenues

The quarterly decrease in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by a franchise same-store sales decline of 7%, partially offset by unit growth.

G&A

G&A, excluding the impacts of foreign currency translation, was largely flat.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales declines and current year bad debt expense lapping prior year net bad debt recoveries for past due franchise receivables, partially offset by unit growth.

Habit Burger Grill Division

The Habit Burger Grill Division has 381 units, the vast majority of which are in the U.S. The Company owned 84% of the Habit Burger Grill units in the U.S. as of March 31, 2024.

	Quarter ended
			% B/(W)
	2024	2023	Reported
System Sales	$154	$158	(2)
Same-Store Sales Growth %	(8)	—	N/A
Total revenues	$130	$132	(2)
Operating Profit (Loss)	$(5)	$(5)	(6)

Unit Count	3/31/2024	3/31/2023	% Increase (Decrease)
Franchise	71	65	9
Company-owned	310	293	6
Total	381	358	6

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2024	2023	% B/(W)
Corporate and unallocated G&A	$(89)	$(84)	(7)
Unallocated Franchise and property income (expenses)	—	(1)	NM
Unallocated Refranchising gain (loss)	5	4	NM
Unallocated Other income (expense)	(5)	(4)	NM
Investment income (expense), net (See Note 8)	(22)	(24)	NM
Other pension income (expense) (See Note 9)	2	2	NM
Interest expense, net	(117)	(130)	10
Income tax benefit (provision) (See Note 6)	(69)	(71)	3
Effective tax rate (See Note 6)	18.0%	19.1%	1.1	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and Unallocated G&A expense was driven by costs associated with our resource optimization program, partially offset by lapping costs related to the prior year ransomware attack.

Interest expense, net

The quarterly decrease in Interest expense, net was primarily driven by lower borrowings and higher interest income, partially offset by a higher weighted-average interest rate.

Consolidated Cash Flows

Net cash provided by operating activities was $363 million in 2024 versus $349 million in 2023. The increase was primarily driven by an increase in Operating Profit before Special Items and timing of spending on advertising, partially offset by higher income tax payments.

Net cash provided by investing activities was $45 million in 2024 compared to net cash used in investing activities of $56 million in 2023. The change was primarily driven by proceeds from the sale of our approximate 5% minority investment in Devyani in 2024.

Net cash used in financing activities was $247 million in 2024 versus $334 million in 2023. The change was primarily driven by lower net debt repayments and lapping prior year share repurchases.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past five years and we expect that to continue to be the case in 2024. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.25 billion Revolving Facility under our Credit Agreement that was undrawn as of March 31, 2024. The borrowing capacity under our Revolving Facility was increased to $1.5 billion as part of the April 2024 refinancing of the Credit Agreement as discussed in Note 10. We believe that our ongoing cash from operations, cash on hand, which was approximately $650 million at March 31, 2024, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2023 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of March 31, 2024, approximately 94%, including the impact of interest rate swaps, of our $11.2 billion of total debt outstanding, excluding finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.6%. We ended the quarter with a consolidated net leverage ratio of 4.1x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of March 31, 2024.

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes			$938	$884	$595	$589		$737				$3,743
Credit Agreement	$40	$53	661	15	1,399							2,168
Subsidiary Senior Unsecured Notes				750								750
YUM Senior Unsecured Notes							$800	1,050	$2,100	$325	$275	4,550
Total	$40	$53	$1,599	$1,649	$1,994	$589	$800	$1,787	$2,100	$325	$275	$11,211

See Note 10 for a discussion of the refinancing of the Credit Agreement that took place in April 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there were no material changes during the quarter ended March 31, 2024, to the disclosures made in Item 7A of the Company’s 2023 Form 10-K.

Equity Investment Risk

During the quarter ended March 31, 2024, the Company sold its equity ownership interest in Devyani International Limited for pre-tax proceeds of $104 million. As a result, we are no longer exposed to material equity investment risk as of March 31, 2024.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2024.

Forward-Looking Statements

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) any risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2023, and (iv) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2023. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yum! Brands, Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and subsidiaries (YUM) as of March 31, 2024, the related condensed consolidated statements of income, comprehensive income, cash flows and shareholders’ deficit for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2023, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ deficit for the year then ended (not presented herein); and in our report dated February 20, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 7, 2024

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 13 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2024, we did not repurchase shares of our Common Stock. In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. As of March 31, 2024, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under this authorization.

Item 5. Other Information

Securities Trading Plans

During the three months ended March 31, 2024, none of the Company's directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

10.1
Refinancing Amendment No. 7, dated as of April 26, 2024, to Credit Agreement dated as of June 16, 2016 among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM's Report on 8-K filed on April 26, 2024.

	10.2†	Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2024), as effective February 9, 2024.

	10.3†	Yum! Brands, Inc. Long Term Incentive Plan Form of Global YUM! Stock Appreciation Rights Agreement (2024).

	10.4†	Yum! Brands Inc. Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2024).

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm)

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	May 7, 2024	/s/ David Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)