Form 10-Q
period 2024-06-30
YUM BRANDS INC
filed 2024-08-08
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of August 2, 2024, was 281,165,002 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Company sales	$572	$511	$1,046	$985
Franchise and property revenues	789	785	1,546	1,555
Franchise contributions for advertising and other services	402	391	769	792
Total revenues	1,763	1,687	3,361	3,332
Costs and Expenses, Net
Company restaurant expenses	470	415	870	818
General and administrative expenses	281	291	567	573
Franchise and property expenses	23	32	54	68
Franchise advertising and other services expense	401	388	768	783
Refranchising (gain) loss	(14)	(17)	(19)	(21)
Other (income) expense	(5)	5	(6)	15
Total costs and expenses, net	1,156	1,114	2,234	2,236
Operating Profit	607	573	1,127	1,096
Investment (income) expense, net	—	(29)	22	(5)
Other pension (income) expense	(1)	(1)	(3)	(3)
Interest expense, net	121	125	238	255
Income Before Income Taxes	487	478	870	849
Income tax provision	120	60	189	131
Net Income	$367	$418	$681	$718

Basic Earnings Per Common Share	$1.30	$1.49	$2.41	$2.55

Diluted Earnings Per Common Share	$1.28	$1.46	$2.38	$2.51

Dividends Declared Per Common Share	$0.67	$0.605	$1.34	$1.21

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/30/2024	6/30/2023	6/30/2024	6/30/2023

Net Income	$367	$418	$681	$718
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	2	4	(8)	12
Reclassification of adjustments and (gains) losses into Net Income	—	60	—	60
	2	64	(8)	72
Tax (expense) benefit	—	—	—	—
	2	64	(8)	72
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—	—	—
Reclassification of (gains) losses into Net Income	1	1	1	1
	1	1	1	1
Tax (expense) benefit	—	—	—	(2)
	1	1	1	(1)
Changes in derivative instruments
Unrealized gains (losses) arising during the period	4	26	16	18
Reclassification of (gains) losses into Net Income	(8)	(8)	(16)	(11)
	(4)	18	—	7
Tax (expense) benefit	1	(5)	—	(2)
	(3)	13	—	5

Other comprehensive income (loss), net of tax	—	78	(7)	76
Comprehensive Income	$367	$496	$674	$794

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/30/2024	6/30/2023
Cash Flows – Operating Activities
Net Income	$681	$718
Depreciation and amortization	76	67
Refranchising (gain) loss	(19)	(21)
Investment (income) expense, net	22	(5)
Deferred income taxes	12	(73)
Share-based compensation expense	38	47
Changes in accounts and notes receivable	15	(21)
Changes in prepaid expenses and other current assets	(36)	(19)
Changes in accounts payable and other current liabilities	(78)	(107)
Changes in income taxes payable	(46)	19
Other, net	40	73
Net Cash Provided by Operating Activities	705	678

Cash Flows – Investing Activities
Capital spending	(99)	(122)
Proceeds from sale of Devyani Investment	104	—
Proceeds from sale of KFC Russia	—	121
Acquisition of KFC U.K. and Ireland restaurants	(174)	—
Proceeds from refranchising of restaurants	30	31
Maturities (purchases) of Short term investments, net	(116)	1
Other, net	2	(5)
Net Cash Provided by (Used in) Investing Activities	(253)	26

Cash Flows – Financing Activities
Proceeds from long-term debt	237	—
Repayments of long-term debt	(463)	(40)
Revolving credit facility, three months or less, net	175	(249)
Repurchase shares of Common Stock	(50)	(50)
Dividends paid on Common Stock	(377)	(339)
Other, net	(69)	(20)
Net Cash Used in Financing Activities	(547)	(698)
Effect of Exchange Rates on Cash and Cash Equivalents	(6)	6
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(101)	12
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	724	647
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$623	$659

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	6/30/2024	12/31/2023
ASSETS
Current Assets
Cash and cash equivalents	$404	$512
Accounts and notes receivable, net	713	737
Prepaid expenses and other current assets	518	360
Total Current Assets	1,635	1,609

Property, plant and equipment, net	1,272	1,197
Goodwill	718	642
Intangible assets, net	417	377
Other assets	1,335	1,361
Deferred income taxes	1,018	1,045
Total Assets	$6,395	$6,231

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,098	$1,169
Income taxes payable	14	55
Short-term borrowings	24	53
Total Current Liabilities	1,136	1,277

Long-term debt	11,140	11,142
Other liabilities and deferred credits	1,749	1,670
Total Liabilities	14,025	14,089

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 281 shares issued in 2024 and 2023	—	60
Accumulated deficit	(7,321)	(7,616)
Accumulated other comprehensive loss	(309)	(302)
Total Shareholders’ Deficit	(7,630)	(7,858)
Total Liabilities and Shareholders’ Deficit	$6,395	$6,231

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended June 30, 2024 and 2023
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at March 31, 2024	281	$45	$(7,492)	$(309)	$(7,756)
Net Income			367		367
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				2	2
Pension and post-retirement benefit plans				1	1
Net loss on derivative instruments (net of tax impact of $1 million)				(3)	(3)
Comprehensive Income					367
Dividends declared			(190)		(190)
Repurchase of shares of Common Stock		(44)	(6)		(50)
Employee share-based award exercises		(19)			(19)
Share-based compensation events		18			18
Balance at June 30, 2024	281	$—	$(7,321)	$(309)	$(7,630)

Balance at December 31, 2023	281	$60	$(7,616)	$(302)	$(7,858)
Net Income			681		681
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(8)	(8)
Pension and post-retirement benefit plans				1	1
Comprehensive Income					674
Dividends declared			(380)		(380)
Repurchase of shares of Common Stock		(44)	(6)		(50)
Employee share-based award exercises		(66)			(66)
Share-based compensation events		50			50
Balance at June 30, 2024	281	$—	$(7,321)	$(309)	$(7,630)

Balance at March 31, 2023	280	$—	$(8,403)	$(371)	$(8,774)
Net Income			418		418
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				4	4
Reclassification of translation adjustments into income				60	60
Pension and post-retirement benefit plans				1	1
Net gain on derivative instruments (net of tax impact of $5 million)				13	13
Comprehensive Income					496
Dividends declared			(171)		(171)
Employee share-based award exercises		(10)			(10)
Share-based compensation events		23			23
Balance at June 30, 2023	280	$13	$(8,156)	$(293)	$(8,436)

Balance at December 31, 2022	280	$—	$(8,507)	$(369)	$(8,876)
Net Income			718		718
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				12	12
Reclassification of translation adjustments into income				60	60
Pension and post-retirement benefit plans (net of tax impact of $2 million)				(1)	(1)
Net gain on derivative instruments (net of tax impact of $2 million)				5	5
Comprehensive Income					794
Dividends declared			(341)		(341)
Repurchase of shares of Common Stock		(24)	(26)		(50)
Employee share-based award exercises		(20)			(20)
Share-based compensation events		57			57
Balance at June 30, 2023	280	$13	$(8,156)	$(293)	$(8,436)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 59,000 restaurants in more than 155 countries and territories.  As of June 30, 2024, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of June 30, 2024, YUM consisted of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger Grill Division which includes our worldwide operations of the Habit Burger Grill concept

YUM's fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. The majority of our U.S. subsidiaries and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. For subsidiaries that operate on this periodic weekly calendar, 2024 will include a 53rd week. Our remaining international subsidiaries operate on a monthly calendar similar to that on which YUM operates.

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

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended June 30, 2024. These reclassifications had no effect on previously reported Net Income.

Note 2 - KFC United Kingdom ("U.K.") and Ireland Restaurant Acquisition

On April 29, 2024, we completed the acquisition of all of the issued shares of two franchisee entities that owned 216 KFC restaurants in the U.K. and Ireland. The acquisition creates a significant opportunity to accelerate KFC's growth strategy in the large and growing U.K. and Ireland chicken market. The purchase price to be allocated for accounting purposes of $171 million consisted of cash, net of cash acquired, in the amount of $174 million offset by the settlement of a liability of $3 million related to our preexisting contractual relationship with the franchisee.

The acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary allocation of the purchase price is based on management's analysis, including preliminary work performed by third party valuation specialists, as of April 29, 2024. We will continue to obtain information to assist in determining the fair value of net assets acquired during the measurement period.

The components of the preliminary purchase price allocation upon the April 29, 2024 acquisition were as follows:

Total Current Assets	$2
Property, plant and equipment, net	88
Reacquired franchise rights (included in Intangible assets, net)	47
Operating lease right-of-use assets (included in Other assets)	109
Total Assets	246
Total Current Liabilities	(18)
Operating lease liabilities (included in Other liabilities and deferred credits)	(102)
Other liabilities	(31)
Total Liabilities	(151)
Total identifiable net assets	95
Goodwill	76
Purchase price to be allocated	$171

Reacquired franchise rights, which were valued based on after-royalty cash flows expected to be earned by the acquired restaurants over the remaining term of their then-existing franchise agreements, have an estimated weighted average useful life of 5 years. The excess of the purchase price over the preliminary estimated fair value of the net, identifiable assets acquired was recorded as goodwill. The goodwill recognized represents expected benefits of the acquisition that do not qualify for recognition as intangible assets. This includes value arising from cash flows expected to be earned in years subsequent to the expiration of the terms of franchise agreements existing upon acquisition. The goodwill is expected to be partially deductible for income tax purposes and has been allocated to our KFC U.K. reporting unit.

The financial results of the acquired restaurants have been included in our Condensed Consolidated Financial Statements since the date of the acquisition but did not significantly impact our results for the quarter ended June 30, 2024. The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2023 would not have been material. The direct transaction costs associated with the acquisition were also not material and were expensed as incurred.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2024	2023	2024	2023
Net Income	$367	$418	$681	$718

Weighted-average common shares outstanding (for basic calculation)	282	281	282	281
Effect of dilutive share-based employee compensation	4	5	4	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	286	286	286	286

Basic EPS	$1.30	$1.49	$2.41	$2.55

Diluted EPS	$1.28	$1.46	$2.38	$2.51
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.9	1.7	1.8	1.6

(a)These unexercised employee stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 30, 2024 and 2023 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2024	2023	2024	2023	2024
September 2022	366	387	50	50	—
Total	366	387	$50	$50	$—

In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. Upon its expiration on June 30, 2024, we had remaining capacity to repurchase up to $1.65 billion of Common Stock under the September 2022 authorization. In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through December 31, 2026. The new authorization took effect on July 1, 2024 upon the expiration of the authorization approved in September 2022.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at March 31, 2024, net of tax	$(211)	$(104)	$6	$(309)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	2	—	3	5

(Gains) losses reclassified from AOCI, net of tax	—	1	(6)	(5)
	2	1	(3)	—
Balance at June 30, 2024, net of tax	$(209)	$(103)	$3	$(309)

Balance at December 31, 2023, net of tax	$(201)	$(104)	$3	$(302)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(8)	—	12	4

(Gains) losses reclassified from AOCI, net of tax	—	1	(12)	(11)
	(8)	1	—	(7)
Balance at June 30, 2024, net of tax	$(209)	$(103)	$3	$(309)

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Foreign exchange net (gain) loss	$—	$1	$5	$4
Impairment and closure expense	—	—	—	1
Other	(5)	4	(11)	10
Other (income) expense	$(5)	$5	$(6)	$15

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

	6/30/2024	12/31/2023
Accounts and notes receivable, gross	$762	$776
Allowance for doubtful accounts	(49)	(39)
Accounts and notes receivable, net	$713	$737

Prepaid Expenses and Other Current Assets

	6/30/2024	12/31/2023
Income tax receivable	$20	$20
Restricted cash	183	177
Short term investments	116	—
Other prepaid expenses and current assets	199	163
Prepaid expenses and other current assets	$518	$360

Property, Plant and Equipment, net

	6/30/2024	12/31/2023
Property, plant and equipment, gross	$2,633	$2,529
Accumulated depreciation and amortization	(1,361)	(1,332)
Property, plant and equipment, net	$1,272	$1,197

Other Assets	6/30/2024	12/31/2023
Operating lease right-of-use assets(a)	$865	$764
Franchise incentives	178	175
Investment in Devyani International Limited (See Note 13)	—	124
Other	292	298
Other assets	$1,335	$1,361

(a)    Non-current operating lease liabilities of $848 million and $757 million as of June 30, 2024 and December 31, 2023, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	6/30/2024	12/31/2023
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$404	$512
Restricted cash included in Prepaid expenses and other current assets(a)	183	177
Restricted cash and restricted cash equivalents included in Other assets(b)	36	35
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$623	$724

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 7 - Income Taxes

	Quarter ended		Year to date
	2024	2023	2024	2023
Income tax provision	$120	$60	$189	$131
Effective tax rate	24.7%	12.6%	21.8%	15.4%

Our estimated effective tax rate on income for the full fiscal year is expected to be higher than the U.S. federal statutory rate of 21%, primarily due to state income taxes and U.S. taxes on foreign earnings partially offset by taxes on income earned in foreign jurisdictions with statutory tax rates below 21%.

Our second quarter and year to date effective tax rate is higher than the prior year primarily due to the lapping of higher foreign tax benefits recorded in the quarter ended June 30, 2023, associated with the favorable resolutions of tax audits and the establishment of additional net operating loss carryforward deferred tax assets in foreign jurisdictions, as well as higher taxes paid in foreign jurisdictions where our intellectual property rights are domiciled and higher current U.S. tax expense on foreign earnings. These unfavorable items were partially offset by current quarter and year to date favorability associated with tax deductions for share-based compensation.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 6/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$14	$268	$2	$139	$423
Franchise revenues	47	209	66	2	324
Property revenues	3	10	1	—	14
Franchise contributions for advertising and other services	10	161	73	—	244

China
Franchise revenues	62	—	17	—	79

Other
Company sales	149	—	—	—	149
Franchise revenues	282	15	63	—	360
Property revenues	11	—	1	—	12
Franchise contributions for advertising and other services	139	3	16	—	158
	$717	$666	$239	$141	$1,763

	Quarter ended 6/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$17	$253	$4	$139	$413
Franchise revenues	49	194	66	2	311
Property revenues	3	10	1	—	14
Franchise contributions for advertising and other services	8	148	74	1	231

China
Franchise revenues	61	—	16	—	77

Other
Company sales	98	—	—	—	98
Franchise revenues	290	14	65	—	369
Property revenues	13	—	1	—	14
Franchise contributions for advertising and other services	143	2	15	—	160
	$682	$621	$242	$142	$1,687

	Year to date 6/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$28	$508	$4	$266	$806
Franchise revenues	90	397	134	3	624
Property revenues	6	19	2	1	28
Franchise contributions for advertising and other services	20	307	146	1	474

China
Franchise revenues	130	—	34	—	164

Other
Company sales	240	—	—	—	240
Franchise revenues	554	28	125	—	707
Property revenues	22	—	1	—	23
Franchise contributions for advertising and other services	259	5	31	—	295
	$1,349	$1,264	$477	$271	$3,361

	Year to date 6/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Total
U.S.
Company sales	$33	$482	$9	$269	$793
Franchise revenues	95	372	136	3	606
Property revenues	6	20	2	1	29
Franchise contributions for advertising and other services	16	288	152	1	457

China
Franchise revenues	127	—	34	—	161

Other
Company sales	192	—	—	—	192
Franchise revenues	574	27	131	—	732
Property revenues	26	—	1	—	27
Franchise contributions for advertising and other services	300	4	31	—	335
	$1,369	$1,193	$496	$274	$3,332

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2024 is presented below.

Deferred Franchise Fees
Balance at December 31, 2023	$444
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(40)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	36
Other(a)	(5)
Balance at June 30, 2024	$435

(a)    Primarily includes the settlement of a preexisting contractual relationship related to the KFC U.K. and Ireland restaurant acquisition (see Note 2) and the impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$73
1 - 2 years	65
2 - 3 years	59
3 - 4 years	52
4 - 5 years	44
Thereafter	142
Total	$435

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2024	2023	2024	2023
KFC Division	$717	$682	$1,349	$1,369
Taco Bell Division	666	621	1,264	1,193
Pizza Hut Division	239	242	477	496
Habit Burger Grill Division	141	142	271	274
	$1,763	$1,687	$3,361	$3,332

	Quarter ended		Year to date
Operating Profit	2024	2023	2024	2023
KFC Division	$334	$326	$647	$631
Taco Bell Division	250	228	458	432
Pizza Hut Division	94	91	187	195
Habit Burger Grill Division	2	3	(3)	(2)
Corporate and unallocated G&A expenses	(86)	(86)	(175)	(170)
Unallocated Company restaurant expenses(a)	(1)	—	(1)	—
Unallocated Franchise and property income (expenses)	—	(1)	—	(2)
Unallocated Refranchising gain (loss)	14	17	19	21
Unallocated Other income (expense)	—	(5)	(5)	(9)
Operating Profit	$607	$573	$1,127	$1,096
Investment income (expense), net(b)	—	29	(22)	5
Other pension income (expense)	1	1	3	3
Interest expense, net	(121)	(125)	(238)	(255)
Income before income taxes	$487	$478	$870	$849

Our chief operating decision maker (“CODM”) does not consider the impact of Corporate and unallocated amounts when assessing Divisional segment performance. As such, we do not allocate such amounts to our Divisional segments for performance reporting purposes.

(a)Unallocated Company restaurant expenses include amortization of reacquired franchise rights (see Note 2).

(b)Includes changes in the value of our investment in Devyani International Limited (see Note 13).

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2024	2023	2024	2023
Service cost	$1	$1	$2	$2
Interest cost	10	11	21	21
Expected return on plan assets	(13)	(13)	(26)	(25)
Amortization of net (gain) / loss	1	(1)	1	(1)
Amortization of prior service cost	1	1	1	1
Net periodic benefit cost (income)	$—	$(1)	$(1)	$(2)

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/30/2024	12/31/2023
Current maturities of long-term debt	$26	$56
Less current portion of debt issuance costs and discounts	(2)	(3)
Short-term borrowings	$24	$53

Long-term Debt
Securitization Notes	$3,743	$3,743
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	180	—
Term Loan A Facility	500	717
Term Loan B Facility	1,451	1,459
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations	68	50
	$11,242	$11,269
Less long-term portion of debt issuance costs and discounts	(76)	(71)
Less current maturities of long-term debt	(26)	(56)
Long-term debt	$11,140	$11,142

Details of our Short-term borrowings and Long-term debt as of December 31, 2023 can be found within our 2023 Form 10-K.

On April 26, 2024, KFC Holding Co, Pizza Hut Holdings, LLC and Taco Bell of America, LLC (collectively, the "Borrowers"), each of which is a wholly-owned subsidiary of the Company, completed the refinancing of the then outstanding $713 million under the term loan A facility and $1.25 billion capacity under the revolving facility through the issuance of a new $500 million term loan A facility (the "Term Loan A Facility") and a $1.5 billion revolving facility (the "Revolving Facility") pursuant to an amendment to the Credit Agreement (as defined in our 2023 Form 10-K). The transaction did not add any additional net new debt to the Company's Balance Sheet. The Term Loan A Facility and the Revolving Facility will mature on the earliest of (i) April 26, 2029, (ii) the date that is 91 days prior to the March 15, 2028 maturity of the Borrowers' existing Term Loan B Facility if more than $250 million of such Term Loan B remains outstanding as of such date or (iii) the date that is 91 days prior to the June 1, 2027 maturity of the Borrowers' existing Subsidiary Senior Unsecured Notes if more than $250 million of such Subsidiary Senior Unsecured Notes remains outstanding as of such date. The amendment also removed the excess cash flow mandatory prepayment requirement with respect to the Term Loan A Facility.

The refinanced Term Loan A Facility is subject to quarterly amortization payments in an amount equal to 0.625% of the principal amount of the facility as of the refinance date now beginning with the third quarter of 2025. The Term Loan A Facility quarterly amortization payments increase to 1.25% of the principal amount of the facility as of the refinance date beginning with the third quarter of 2027. All other material provisions of the Credit Agreement remain unchanged.

As a result of this refinancing, $8 million of fees were capitalized as debt issuance costs, $6 million of which were paid directly to lenders, and are presented within Long-term debt on our Condensed Consolidated Balance Sheet as of June 30, 2024. During the quarter ended June 30, 2024, previously recorded unamortized debt issuance costs of $1 million were written off and recognized within Interest expense, net due to this refinancing.

Cash paid for interest during the year to date ended June 30, 2024, was $254 million. Cash paid for interest during the year to date ended June 30, 2023 was $266 million.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates, equity prices and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates associated with certain foreign currency denominated intercompany receivables and payables is currently not significant.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both June 30, 2024 and December 31, 2023, we had interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. These interest rate swaps have been designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of June 30, 2024 or December 31, 2023.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through June 30, 2024, the swaps were highly effective cash flow hedges.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2024	2023	2024	2023	2024	2023	2024	2023

Interest rate swaps	$3	$24	$(8)	$(7)	$14	$17	$(17)	$(12)

Income tax benefit/(expense)	(1)	(7)	2	2	(4)	(5)	4	3

As of June 30, 2024, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $23 million, based on current Secured Overnight Financing Rate ("SOFR") interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both June 30, 2024 and December 31, 2023, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2024, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of June 30, 2024, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	6/30/2024		12/31/2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,743	$3,423	$3,743	$3,391
Subsidiary Senior Unsecured Notes(b)	750	737	750	742
Term Loan A Facility(b)	500	494	717	716
Term Loan B Facility(b)	1,451	1,457	1,459	1,466
YUM Senior Unsecured Notes(b)	4,550	4,337	4,550	4,439

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	6/30/2024	12/31/2023
Assets
Investments	Other assets	1	$1	$125
Investments	Other assets	3	7	7
Interest Rate Swaps	Prepaid expenses and other current assets	2	23	24
Interest Rate Swaps	Other assets	2	—	2

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Investments as of December 31, 2023, primarily included our approximate 5% minority interest in Devyani International Limited (“Devyani”), a franchise entity that operates KFC and Pizza Hut restaurants in India, with a fair value of $124 million. During the quarter ended March 31, 2024, we sold our ownership interest in Devyani for net proceeds of $104 million and recognized pre-tax investment losses of $20 million related to changes in fair value prior to the date of sale.

Note 14 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $1.2 billion through the second quarter of 2024. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing on multiple grounds the proposed underpayment of tax and penalties. In March 2023, we received the IRS Examination Division’s Rebuttal to our Protest and the matter is proceeding with the IRS Office of Appeals.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 30, 2024, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $375 million. The present value of these potential payments discounted at our pre-tax cost of debt at June 30, 2024, was approximately $300 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of June 30, 2024, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $135 million. Of this amount, $130 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal that had been scheduled for July 30, 2024 has been rescheduled to October 8, 2024. A hearing held on August 1, 2024, before the Delhi High Court has been continued to September 17, 2024, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics:

•Same-store sales growth is the estimated percentage change in system sales of all restaurants that have been open and in the YUM system for one year or more, including those temporarily closed. From time-to-time restaurants may be temporarily closed due to remodeling or image enhancement, rebuilding, natural disasters, health epidemic or pandemic, landlord disputes, boycotts, social or civil unrest or other issues. The system sales of restaurants we deem temporarily closed remain in our base for purposes of determining same-store sales growth and the restaurants remain in our unit count (see below). Same-store sales growth excludes, for subsidiaries operating on a monthly calendar, the extra day resulting from a leap year and excludes, for subsidiaries operating on a weekly periodic calendar, the last week of the year in fiscal years with 53rd weeks. We believe same-store sales growth is useful to investors because our results are heavily dependent on the results of our Concepts' existing store base. Additionally, same-store sales growth is reflective of the strength of our Brands, the effectiveness of our operational and advertising initiatives and local economic and consumer trends.

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

Company restaurant profit is defined as Company sales less Company restaurant expenses, both of which appear on the face of our Condensed Consolidated Statements of Income. Company restaurant expenses include those expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, cost of restaurant-level labor, rent, depreciation and amortization of restaurant-level assets and advertising expenses incurred by and on behalf of that Company restaurant. Company restaurant margin as a percentage of sales (“Company restaurant margin %”) is defined as Company restaurant profit divided by Company sales. We use Company restaurant profit for the purposes of internally evaluating the performance of our Company-owned restaurants and we believe Company restaurant profit provides useful information to investors as to the profitability of our Company-owned restaurants. In calculating Company restaurant profit, the Company excludes revenues and expenses directly associated with our franchise operations as well as non-restaurant-level costs included in General and administrative expenses, some of which may support Company-owned restaurant operations. The Company also excludes restaurant-level asset impairment and closures expenses, which have historically not been significant, from the determination of Company restaurant profit as such expenses are not believed to be indicative of ongoing operations. Further, while we generally include depreciation and amortization of restaurant-level assets within Divisional Company restaurant expenses used to derive Divisional Company restaurant profit, we record amortization of reacquired franchise rights arising from acquisition accounting within Corporate and Unallocated Company restaurant expenses as such amortization is not believed to be indicative of ongoing Divisional results as well as to enhance comparability of acquired stores' margins with those of existing restaurants. Company restaurant profit and Company restaurant margin % as presented may not be comparable to other similarly titled measures of other companies in the industry.

Certain performance metrics and non-GAAP measurements are presented excluding the impact of FX. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the FX impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

Quarterly Financial Highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+2	(3)	+8	+3	+6
Taco Bell Division	+7	+5	+3	+10	+10
Pizza Hut Division	Even	(3)	+3	+4	+6
YUM	+3	(1)	+5	+6	+10
Year to date Financial Highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+3	(3)	+8	+3	+6
Taco Bell Division	+5	+3	+3	+6	+6
Pizza Hut Division	(2)	(5)	+3	(4)	(2)
YUM	+2	(2)	+5	+3	+8

Additionally:

•Foreign currency translation unfavorably impacted Divisional Operating Profit by $12 million and $23 million for the quarter and year to date ended June 30, 2024, respectively.

	Second Quarter			Year to date
	2024	2023	% Change	2024	2023	% Change
GAAP EPS	$1.28	$1.46	(12)	$2.38	$2.51	(5)
Less Special Items EPS	$(0.07)	$0.05	NM	$(0.12)	$0.05	NM
EPS Excluding Special Items	$1.35	$1.41	(4)	$2.50	$2.46	+1

•On a year-over-year basis, our diluted EPS, excluding Special Items, reflects a $0.20 and $0.19 negative impact for the quarter and year to date ended June 30, 2024, respectively, from a higher current year tax rate and unfavorability in after-tax investment gains and losses. Foreign currency translation negatively impacted our diluted EPS, excluding Special Items, by approximately $0.03 and $0.06 for the quarter and year to date ended June 30, 2024, respectively.

•Gross unit openings for the quarter were 894 units resulting in 488 net new units. Gross unit openings for the year to date were 1,702 units resulting in 909 net new units.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2024	2023	% B/(W)		2024	2023	% B/(W)
Company sales	$572	$511	12		$1,046	$985	6
Franchise and property revenues	789	785	Even		1,546	1,555	(1)
Franchise contributions for advertising and other services	402	391	3		769	792	(3)
Total revenues	1,763	1,687	4		3,361	3,332	1

Company restaurant expenses	470	415	(13)		870	818	(6)
G&A expenses	281	291	4		567	573	1
Franchise and property expenses	23	32	31		54	68	22
Franchise advertising and other services expense	401	388	(3)		768	783	2
Refranchising (gain) loss	(14)	(17)	NM		(19)	(21)	NM
Other (income) expense	(5)	5	NM		(6)	15	NM
Total costs and expenses, net	1,156	1,114	(4)		2,234	2,236	Even
Operating Profit	607	573	6		1,127	1,096	3

Investment (income) expense, net	—	(29)	NM		22	(5)	NM
Other pension (income) expense	(1)	(1)	NM		(3)	(3)	NM
Interest expense, net	121	125	4		238	255	7
Income before income taxes	487	478	2		870	849	3
Income tax provision (benefit)	120	60	(101)		189	131	(44)
Net Income	$367	$418	(12)		$681	$718	(5)

Diluted EPS(a)	$1.28	$1.46	(12)		$2.38	$2.51	(5)
Effective tax rate	24.7%	12.6%	(12.1)	ppts.	21.8%	15.4%	(6.4)	ppts.

(a)See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	6/30/2024	6/30/2023	% Increase (Decrease)
Franchise	58,256	55,416	5
Company-owned	1,242	1,009	23
Total	59,498	56,425	5

	Quarter ended		Year to date
	2024	2023	2024	2023
Same-store Sales Growth (Decline) %	(1)	9	(2)	8
System Sales Growth %, reported	1	11	1	8
System Sales Growth %, excluding FX	3	13	2	12

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2024	2023	2024	2023

Consolidated
Company sales(a)	$572	$511	$1,046	$985
Franchise sales	14,979	14,916	29,551	29,457
System sales	15,551	15,427	30,597	30,442
Negative (Positive) Foreign Currency Impact(b)	277	N/A	556	N/A
System sales, excluding FX	$15,828	$15,427	$31,153	$30,442

KFC Division
Company sales(a)	$163	$115	$268	$225
Franchise sales	8,063	8,183	16,086	16,130
System sales	8,226	8,298	16,354	16,355
Negative (Positive) Foreign Currency Impact(b)	222	N/A	459	N/A
System sales, excluding FX	$8,448	$8,298	$16,813	$16,355

Taco Bell Division
Company sales(a)	$268	$253	$508	$482
Franchise sales	3,749	3,507	7,106	6,742
System sales	4,017	3,760	7,614	7,224
Negative (Positive) Foreign Currency Impact(b)	2	N/A	—	N/A
System sales, excluding FX	$4,019	$3,760	$7,614	$7,224

Pizza Hut Division
Company sales(a)	$2	$4	$4	$9
Franchise sales	3,138	3,197	6,303	6,528
System sales	3,140	3,201	6,307	6,537
Negative (Positive) Foreign Currency Impact(b)	53	N/A	97	N/A
System sales, excluding FX	$3,193	$3,201	$6,404	$6,537

Habit Burger Grill Division
Company sales(a)	$139	$139	$266	$269
Franchise sales	29	29	56	57
System sales	168	168	322	326
Negative (Positive) Foreign Currency Impact(b)	—	N/A	—	N/A
System sales, excluding FX	$168	$168	$322	$326

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2024	2023	2024	2023
Core Operating Profit Growth %	10	12	8	11
Diluted EPS Growth (Decline) %, excluding Special Items	(4)	33	1	17
Effective Tax Rate excluding Special Items	24.7%	18.2%	22.4%	18.7%

	Quarter ended		Year to date
	2024	2023	2024	2023
Company restaurant profit	$102	$96	$176	$167
Company restaurant margin %	17.8%	18.9%	16.8%	17.0%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended		Year to date
	2024	2023	2024	2023
Consolidated
GAAP Operating Profit	$607	$573	$1,127	$1,096
Detail of Special Items:
(Gain) loss associated with market-wide refranchisings(a)	1	(2)	4	(5)
Operating (profit) loss impact from decision to exit Russia(b)	—	9	—	12
Charges associated with Resource Optimization(c)	25	8	46	10
Other Special Items Expense	—	—	—	1
Special Items Expense - Operating Profit	26	15	50	18
Negative Foreign Currency Impact on Operating Profit	12	N/A	23	N/A
Core Operating Profit	$645	$588	$1,200	$1,114

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Statements of Income Line Item
General and administrative expenses	$25	$11	$46	$15
Franchise and property expenses	—	1	—	2
Refranchising (gain) loss	1	(2)	4	(5)
Other (income) expense	—	5	—	6
Special Items Expense - Operating Profit	$26	$15	$50	$18

KFC Division
GAAP Operating Profit	$334	$326	$647	$631
Negative (Positive) Foreign Currency Impact	10	N/A	20	N/A
Core Operating Profit	$344	$326	$667	$631

Taco Bell Division
GAAP Operating Profit	$250	$228	$458	$432
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit	$250	$228	$458	$432

Pizza Hut Division
GAAP Operating Profit	$94	$91	$187	$195
Negative (Positive) Foreign Currency Impact	2	N/A	3	N/A
Core Operating Profit	$96	$91	$190	$195

Habit Burger Grill Division
GAAP Operating Loss	$2	$3	$(3)	$(2)
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit (Loss)	$2	$3	$(3)	$(2)

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$367	$418	$681	$718
Special Items Expense - Operating Profit	26	15	50	18
Special Items Tax Benefit(d)	(7)	(30)	(17)	(32)
Net Income excluding Special Items	$386	$403	$714	$704

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.28	$1.46	$2.38	$2.51
Less Special Items Diluted EPS	(0.07)	0.05	(0.12)	0.05
Diluted EPS excluding Special Items	$1.35	$1.41	$2.50	$2.46

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	24.7%	12.6%	21.8%	15.4%
Impact on Tax Rate as a result of Special Items	—%	(5.6)%	(0.6)%	(3.3)%
Effective Tax Rate excluding Special Items	24.7%	18.2%	22.4%	18.7%

(a)    Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the quarters ended June 30, 2024 and 2023, we recorded net refranchising losses of $1 million and net refranchising gains of $2 million, respectively, that have been reflected as Special Items. During the years to date ended June 30, 2024 and 2023, we recorded net refranchising losses of $4 million and net refranchising gains of $5 million, respectively, that have been reflected as Special Items.

Additionally, we recorded net refranchising gains of $15 million during both quarters ended June 30, 2024 and 2023 that have not been reflected as Special Items. During the years to date ended June 30, 2024 and 2023, we recorded net refranchising gains of $23 million and $16 million, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings that we believe are indicative of our expected ongoing refranchising activity.

(b)In April 2023, we completed our exit from the Russia market by selling the KFC business in Russia to Smart Service Ltd. Our GAAP operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC prior to the date of sale, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net operating profits or losses from the KFC Division segment results to Unallocated Other income (expense). Additionally, we incurred certain expenses related to the dispositions of the businesses and other one-time costs related to our exit from Russia which we recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. The resulting net Operating Loss of $9 million and $12 million for the quarter and year to date ended June 30, 2023, respectively, has been reflected as a Special Item.

(c)We recorded charges of $25 million and $46 million during the quarter and year to date ended June 30, 2024, respectively, and $8 million and $10 million during the quarter and year to date ended June 30, 2023, respectively, to General and administrative expenses related to a resource optimization program. This program has allowed us to reallocate significant resources to accelerate our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. We recently expanded the program to identify further opportunities to optimize the Company’s spending and identify additional, critical areas in which to potentially reallocate resources, both with a goal to enable the acceleration of the Company’s growth rate. Costs incurred to date related to the program include severance associated with positions that have been eliminated or relocated and consultant fees. Due to their scope and size, these charges have been reflected as Special Items.

(d)The below table includes the detail of Special Items Tax Benefit:

	Quarter ended		Year to date
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Tax Benefit on Special Items Operating Profit	$(7)	$(2)	$(13)	$(2)
Tax Benefit - Income tax impacts from decision to exit Russia	—	(6)	—	(8)
Tax Benefit - Other Income tax impacts recorded as Special	—	(22)	(4)	(22)
Special Items Tax Benefit	$(7)	$(30)	$(17)	$(32)

Tax Benefit on Special Items Operating Profit was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Other Income Tax impacts recorded as Special in the year to date ended June 30, 2024 and the quarter and year to date ended June 30, 2023 include benefits related to the reversal of reserves due to the favorable resolutions of tax audits in foreign jurisdictions. Such reserves were established in prior years related to income tax liabilities and deferred tax assets originally recorded as Special Items as part of intercompany restructurings of intellectual property. Other Income Tax impacts recorded as Special in the quarter and year to date ended June 30, 2023 also include the release of valuation allowances associated with a jurisdiction in which a market-wide refranchising event occurred.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 6/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$334	$250	$94	$2	$(73)	$607
Less:
Franchise and property revenues	405	234	148	2	—	789
Franchise contributions for advertising and other services	149	164	89	—	—	402
Add:
General and administrative expenses	84	47	50	14	86	281
Franchise and property expenses	9	8	5	1	—	23
Franchise advertising and other services expense	147	163	91	—	—	401
Refranchising (gain) loss	—	—	—	—	(14)	(14)
Other (income) expense	(1)	(1)	(3)	—	—	(5)
Company restaurant profit	$19	$69	$—	$15	$(1)	$102
Company sales	$163	$268	$2	$139	$—	$572
Company restaurant margin %	11.9%	25.6%	(2.2)%	10.7%	N/A	17.8%

	Quarter ended 6/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$326	$228	$91	$3	$(75)	$573
Less:
Franchise and property revenues	416	218	149	2	—	785
Franchise contributions for advertising and other services	151	150	89	1	—	391
Add:
General and administrative expenses	90	49	53	13	86	291
Franchise and property expenses	16	9	6	—	1	32
Franchise advertising and other services expense	150	148	89	1	—	388
Refranchising (gain) loss	—	—	—	—	(17)	(17)
Other (income) expense	1	—	(1)	—	5	5
Company restaurant profit	$16	$66	$—	$14	$—	$96
Company sales	$115	$253	$4	$139	$—	$511
Company restaurant margin %	14.3%	25.6%	3.2%	11.1%	N/A	18.9%

	Year to date 6/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$647	$458	$187	$(3)	$(162)	$1,127
Less:
Franchise and property revenues	802	444	296	4	—	1,546
Franchise contributions for advertising and other services	279	312	177	1	—	769
Add:
General and administrative expenses	167	96	102	27	175	567
Franchise and property expenses	26	16	10	2	—	54
Franchise advertising and other services expense	276	310	181	1	—	768
Refranchising (gain) loss	—	—	—	—	(19)	(19)
Other (income) expense	(3)	(1)	(7)	—	5	(6)
Company restaurant profit	$32	$123	$—	$22	$(1)	$176
Company sales	$268	$508	$4	$266	$—	$1,046
Company restaurant margin %	12.0%	24.2%	(0.1)%	8.2%	N/A	16.8%

	Year to date 6/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$631	$432	$195	$(2)	$(160)	$1,096
Less:
Franchise and property revenues	828	419	304	4	—	1,555
Franchise contributions for advertising and other services	316	292	183	1	—	792
Add:
General and administrative expenses	179	94	104	26	170	573
Franchise and property expenses	42	14	9	1	2	68
Franchise advertising and other services expense	314	286	182	1	—	783
Refranchising (gain) loss	—	—	—	—	(21)	(21)
Other (income) expense	8	1	(3)	—	9	15
Company restaurant profit	$30	$116	$—	$21	$—	$167
Company sales	$225	$482	$9	$269	$—	$985
Company restaurant margin %	13.2%	24.0%	3.6%	8.2%	N/A	17.0%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2024 and/or 2023 and/or are reasonably likely to impact future results. See also the Detail of Special Items in this MD&A for other items similarly impacting results.

Middle East Conflict

During the fourth quarter of 2023, certain of our markets, principally in our KFC and Pizza Hut Divisions, began being impacted by a military conflict in the Middle East region. Our sales continue to be impacted significantly in markets across the Middle East, Malaysia and Indonesia, and the recovery trajectory we observed in these markets in the quarter ended March 31, 2024 flattened during the quarter ended June 30, 2024. The impact in the Middle East, Malaysia and Indonesia represented a low single-digit headwind to YUM's overall same-store sales growth in both the quarter and year to date ended June 30, 2024.

Additionally, we believe we have experienced conflict-related impacts in a broader set of markets, though such amounts are difficult to precisely quantify. The Middle East conflict is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company’s balance of year 2024 revenues, operating profit and unit count with any certainty.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Divisional Operating Profit by $12 million and $23 million for the quarter and year to date ended June 30, 2024, respectively. This included a negative impact to our KFC Division Operating Profit of $10 million and $20 million for the quarter and year to date ended June 30, 2024, respectively. We currently expect changes in foreign currency to negatively impact Divisional Operating Profit by approximately $25 to $35 million on a full-year basis.

Investment in Devyani

During the quarter ended March 31, 2024, we sold our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, for pre-tax proceeds of $104 million. Changes in the fair value of our ownership interest in Devyani prior to the date of sale resulted in pre-tax investment losses of $20 million in the year to date ended June 30, 2024 and pre-tax gains of $28 million and $5 million in the quarter and year to date ended June 30, 2023, respectively.

KFC Division

The KFC Division has 30,689 units, 88% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of June 30, 2024.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2024	2023	Reported		Ex FX		2024	2023	Reported		Ex FX
System Sales	$8,226	$8,298	(1)		2		$16,354	$16,355	Even		3
Same-Store Sales Growth (Decline) %	(3)	13	N/A		N/A		(3)	11	N/A		N/A

Company sales	$163	$115	41		41		$268	$225	19		19
Franchise and property revenues	405	416	(3)		Even		802	828	(3)		(1)
Franchise contributions for advertising and other services	149	151	(2)		(1)		279	316	(12)		(11)
Total revenues	$717	$682	5		6		$1,349	$1,369	(2)		—

Company restaurant profit	$19	$16	17		17		$32	$30	8		9
Company restaurant margin %	11.9%	14.3%	(2.4)	ppts.	(2.4)	ppts.	12.0%	13.2%	(1.2)	ppts.	(1.1)	ppts.

G&A expenses	$84	$90	6		6		$167	$179	7		7
Franchise and property expenses	9	16	46		45		26	42	39		39
Franchise advertising and other services expense	147	150	2		2		276	314	12		11
Operating Profit	$334	$326	3		6		$647	$631	3		6

			% Increase (Decrease)
Unit Count	6/30/2024	6/30/2023
Franchise	30,255	28,282	7
Company-owned	434	218	99
Total	30,689	28,500	8

Company sales and Company restaurant margin %

The quarterly and year to date increase in Company sales, excluding the impact of foreign currency translation, was driven by the KFC U.K. and Ireland restaurant acquisition (see Note 2) in the quarter ended June 30, 2024, partially offset by Company same-store sales declines of 4%.

The quarterly and year to date decreases in Company restaurant margin percentage were driven by higher restaurant operating costs and Company same-store sales declines.

Franchise and property revenues

Franchise and property revenues, excluding the impacts of foreign currency translation, were flat during the quarter, driven by a franchise same-store sales decline of 3% and a 1% negative impact from the KFC U.K. and Ireland restaurant acquisition, partially offset by unit growth.

The year to date decrease in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales decline of 3% and a 2% negative impact from the sale of our KFC Russia business, partially offset by unit growth.

G&A

The quarterly decrease in G&A, excluding the impact of foreign currency translation, was driven by lower expenses related to our annual incentive compensation programs and lower travel related costs, partially offset by higher professional fees.

The year to date decrease in G&A, excluding the impact of foreign currency translation, was driven by lower expenses related to our annual incentive compensation programs, the impact of the sale of our KFC Russia business and lower travel related costs, partially offset by higher professional fees.

Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impact of foreign currency translation, were driven by unit growth, lower bad debt expense and lower G&A, partially offset by same-store sales declines.

Taco Bell Division

The Taco Bell Division has 8,565 units, 87% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of June 30, 2024.

	Quarter ended				Year to date
			% B/(W)				% B/(W)
	2024	2023	Reported	Ex FX	2024	2023	Reported	Ex FX

System Sales	$4,017	$3,760	7	7	$7,614	$7,224	5	5
Same-Store Sales Growth %	5	4	N/A	N/A	3	6	N/A	N/A

Company sales	$268	$253	6	6	$508	$482	5	5
Franchise and property revenues	234	218	7	7	444	419	6	6
Franchise contributions for advertising and other services	164	150	9	9	312	292	7	7
Total revenues	$666	$621	7	7	$1,264	$1,193	6	6

Company restaurant profit	$69	$66	6	6	$123	$116	6	6
Company restaurant margin %	25.6%	25.6%	Even	Even	24.2%	24.0%	0.2	0.2

G&A expenses	$47	$49	5	5	$96	$94	(1)	(1)
Franchise and property expenses	8	9	1	1	16	14	(15)	(15)
Franchise advertising and other services expense	163	148	(10)	(10)	310	286	(9)	(9)
Operating Profit	$250	$228	10	10	$458	$432	6	6

			% Increase (Decrease)
Unit Count	6/30/2024	6/30/2023
Franchise	8,077	7,847	3
Company-owned	488	473	3
Total	8,565	8,320	3

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by Company same-store sales growth of 4% and 3% for the quarter and year to date, respectively, and unit growth.

Company restaurant margin percentage for the quarter was flat with prior year as same-store sales growth was offset by higher labor and other restaurant operating costs.

The year to date increase in Company restaurant margin percentage was driven by same-store sales growth partially offset by higher labor and other restaurant operating costs.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 5% and 3% for the quarter and year to date, respectively, and unit growth.

G&A

The quarterly decrease in G&A was driven by lower share-based compensation partially offset by higher digital and technology expenses.

The year to date increase in G&A was driven by higher digital and technology expenses and higher headcount and salaries partially offset by lower share-based compensation.

Operating Profit

The quarterly increase in Operating Profit was driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs.

The year to date increase in Operating Profit was driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs and higher Franchise advertising and other service expense primarily related to digital and technology expenses.

Pizza Hut Division

The Pizza Hut Division has 19,864 units, 67% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of June 30, 2024.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2024	2023	Reported		Ex FX		2024	2023	Reported		Ex FX

System Sales	$3,140	$3,201	(2)		Even		$6,307	$6,537	(4)		(2)
Same-Store Sales Growth (Decline) %	(3)	4	N/A		N/A		(5)	5	N/A		N/A

Company sales	$2	$4	(62)		(62)		$4	$9	(63)		(63)
Franchise and property revenues	148	149	Even		1		296	304	(3)		(1)
Franchise contributions for advertising and other services	89	89	(1)		Even		177	183	(3)		(3)
Total revenues	$239	$242	(2)		(1)		$477	$496	(4)		(3)

Company restaurant profit	$—	$—	NM		NM		$—	$—	NM		NM
Company restaurant margin %	(2.2)%	3.2%	(5.4)	ppts.	(5.4)	ppts.	(0.1)%	3.6%	(3.7)	ppts.	(3.7)	ppts.

G&A expenses	$50	$53	4		4		$102	$104	1		1
Franchise and property expenses	5	6	26		23		10	9	(11)		(13)
Franchise advertising and other services expense	91	89	(2)		(2)		181	182	1		1
Operating Profit	$94	$91	4		6		$187	$195	(4)		(2)

			% Increase (Decrease)
Unit Count	6/30/2024	6/30/2023
Franchise	19,857	19,221	3
Company-owned	7	21	(67)
Total	19,864	19,242	3

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by unit growth, offset by a franchise same-store sales decline of 3%.

The year to date decrease in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by a franchise same-store sales decline of 5%, partially offset by unit growth.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower expenses related to our annual incentive compensation programs.

On a year to date basis, G&A, excluding the impacts of foreign currency translation, was largely flat.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by unit growth and lower G&A partially offset by a same-store sales decline.

The year to date decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by a same-store sales decline partially offset by unit growth.

Habit Burger Grill Division

The Habit Burger Grill Division has 380 units, the vast majority of which are in the U.S. The Company owned 84% of the Habit Burger Grill units in the U.S. as of June 30, 2024.

	Quarter ended				Year to date
			% B/(W)				% B/(W)
	2024	2023	Reported	Ex FX	2024	2023	Reported	Ex FX
System Sales	$168	$168	(1)	(1)	$322	$326	(1)	(1)
Same-Store Sales Growth %	(6)	Even	N/A	N/A	(7)	Even	N/A	N/A
Total revenues	$141	$142	—	—	$271	$274	(1)	(1)
Operating Profit (Loss)	$2	$3	(18)	$(18)	$(3)	$(2)	(42)	(42)

Unit Count	6/30/2024	6/30/2023	% Increase (Decrease)
Franchise	67	66	2
Company-owned	313	297	5
Total	380	363	5

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2024	2023	% B/(W)		2024	2023	% B/(W)
Corporate and unallocated G&A	$(86)	$(86)	—		$(175)	$(170)	(4)
Unallocated Company restaurant expenses (See Note 9)	(1)	—	NM		(1)	—	NM
Unallocated Franchise and property expenses	—	(1)	NM		—	(2)	NM
Unallocated Refranchising gain (loss)	14	17	NM		19	21	NM
Unallocated Other income (expense)	—	(5)	NM		(5)	(9)	NM
Investment income (expense), net (See Note 9)	—	29	NM		(22)	5	NM
Other pension income (expense) (See Note 10)	1	1	NM		3	3	NM
Interest expense, net	(121)	(125)	4		(238)	(255)	7
Income tax benefit (provision) (See Note 7)	(120)	(60)	(101)		(189)	(131)	(44)
Effective tax rate (See Note 7)	24.7%	12.6%	(12.1)	ppts.	21.8%	15.4%	(6.4)	ppts.

Corporate and unallocated G&A

Corporate and unallocated G&A was flat during the quarter, as higher costs associated with our resource optimization program were offset by lower current year expenses related to our annual incentive compensation programs and lapping costs related to the prior year ransomware attack.

The year to date increases in Corporate and Unallocated G&A expense was driven by higher costs associated with our resource optimization program, partially offset by lapping costs related to the prior year ransomware attack and lower current year expenses related to our annual incentive compensation programs.

Interest expense, net

The quarterly decrease in Interest expense, net was primarily driven by lower borrowings.

The year to date decrease in Interest expense, net was primarily driven by lower borrowings and higher interest income.

Consolidated Cash Flows

Net cash provided by operating activities was $705 million in 2024 versus $678 million in 2023. The increase was primarily driven by an increase in Operating Profit before Special Items and timing of accounts receivable collections, partially offset by higher income tax payments.

Net cash used in investing activities was $253 million in 2024 compared to net cash provided by investing activities of $26 million in 2023. The change was primarily driven by outflows in the current year related to the KFC U.K. and Ireland restaurant acquisition and lapping proceeds from the prior year sale of KFC Russia. Current year proceeds arising from the sale of our approximate 5% minority investment in Devyani were primarily offset with higher current year purchases of short-term investments.

Net cash used in financing activities was $547 million in 2024 versus $698 million in 2023. The change was primarily driven by lower current year net debt repayments.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past five years and we expect that to continue to be the case in 2024. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.5 billion Revolving Facility under our Credit Agreement which had $180 million outstanding as of June 30, 2024. We believe that our ongoing cash from operations, cash on hand, which was approximately $400 million at June 30, 2024, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2023 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of June 30, 2024, approximately 96%, including the impact of interest rate swaps, of our $11 billion of total debt outstanding, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%. We ended the quarter with a consolidated net leverage ratio of 4.1x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of June 30, 2024.

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes			$938	$884	$595	$589		$737				$3,743
Credit Agreement	$8	$21	27	34	1,424	437						1,951
Revolving Facility						180						180
Subsidiary Senior Unsecured Notes				750								750
YUM Senior Unsecured Notes							$800	1,050	$2,100	$325	$275	4,550
Total	$8	$21	$965	$1,668	$2,019	$1,206	$800	$1,787	$2,100	$325	$275	$11,174

See Note 11 for details on the Securitization Notes, the Credit Agreement, Revolving Facility, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes, including a refinancing of the Credit Agreement that took place in April 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there were no material changes during the year to date ended June 30, 2024, to the disclosures made in Item 7A of the Company’s 2023 Form 10-K.

Equity Investment Risk

During the quarter ended March 31, 2024, the Company sold its equity ownership interest in Devyani International Limited for pre-tax proceeds of $104 million. As a result, we are no longer exposed to material equity investment risk as of June 30, 2024.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2024.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and subsidiaries (YUM) as of June 30, 2024, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and six-month periods ended June 30, 2024 and 2023, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 8, 2024

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables provides information as of June 30, 2024, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
4/1/24-4/30/24	—	$—	—	$1,700

5/1/24-5/31/24	298	$136.72	298	$1,659

6/1/24-6/30/24	68	$139.46	68	$—
Total	366	$137.24	366	$—

In September 2022, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through June 30, 2024. Upon its expiration on June 30, 2024, we had remaining capacity to repurchase up to $1.65 billion of Common Stock under the September 2022 authorization. In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through December 31, 2026. The new authorization took effect July 1, 2024 upon the expiration of the authorization approved in September 2022.

Item 5. Other Information

Securities Trading Plans

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 (c) of Regulation S-K except as follows:

Name/Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
David Russell / Senior Vice President - Finance, Corporate Controller	Rule 10b5-1 trading plan	May 23, 2024	February 14, 2025	39,394(1)	Sale of Shares/ Exercise of Stock Appreciation Rights and Sale of Resulting Shares

(1) Represents 5,000 shares of common stock owned by Mr. Russell and a maximum of 34,394 shares of common stock to be received upon exercise of stock appreciation rights awards specified in the plan. The resulting number of shares of common stock received and sold following the stock appreciation rights exercise will depend upon the appreciation of the award and the number of shares withheld for any taxes.

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

YUM! BRANDS, INC.
(Registrant)

Date:	August 8, 2024	/s/ David Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)