Form 10-Q
period 2024-09-30
YUM BRANDS INC
filed 2024-11-07
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of November 1, 2024, was 279,071,854 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Company sales	$621	$510	$1,667	$1,495
Franchise and property revenues	804	796	2,350	2,351
Franchise contributions for advertising and other services	401	402	1,170	1,194
Total revenues	1,826	1,708	5,187	5,040
Costs and Expenses, Net
Company restaurant expenses	523	421	1,393	1,239
General and administrative expenses	263	267	830	840
Franchise and property expenses	36	27	90	95
Franchise advertising and other services expense	401	400	1,169	1,183
Refranchising (gain) loss	(12)	(19)	(31)	(40)
Other (income) expense	(4)	(1)	(10)	14
Total costs and expenses, net	1,207	1,095	3,441	3,331
Operating Profit	619	613	1,746	1,709
Investment (income) expense, net	(1)	(16)	21	(21)
Other pension (income) expense	(2)	(2)	(5)	(5)
Interest expense, net	120	126	358	381
Income Before Income Taxes	502	505	1,372	1,354
Income tax provision	120	89	309	220
Net Income	$382	$416	$1,063	$1,134

Basic Earnings Per Common Share	$1.36	$1.48	$3.77	$4.03

Diluted Earnings Per Common Share	$1.35	$1.46	$3.73	$3.97

Dividends Declared Per Common Share	$0.67	$0.605	$2.01	$1.815

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/30/2024	9/30/2023	9/30/2024	9/30/2023

Net Income	$382	$416	$1,063	$1,134
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	34	(20)	26	(8)
Reclassification of adjustments and (gains) losses into Net Income	—	—	—	60
	34	(20)	26	52
Tax (expense) benefit	—	—	—	—
	34	(20)	26	52
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—	—	—
Reclassification of (gains) losses into Net Income	—	—	1	1
	—	—	1	1
Tax (expense) benefit	—	—	—	(2)
	—	—	1	(1)
Changes in derivative instruments
Unrealized gains (losses) arising during the period	(4)	7	12	25
Reclassification of (gains) losses into Net Income	(9)	(9)	(25)	(20)
	(13)	(2)	(13)	5
Tax (expense) benefit	3	1	3	(1)
	(10)	(1)	(10)	4

Other comprehensive income (loss), net of tax	24	(21)	17	55
Comprehensive Income	$406	$395	$1,080	$1,189

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/30/2024	9/30/2023
Cash Flows – Operating Activities
Net Income	$1,063	$1,134
Depreciation and amortization	120	104
Refranchising (gain) loss	(31)	(40)
Investment (income) expense, net	21	(21)
Deferred income taxes	5	(93)
Share-based compensation expense	52	69
Changes in accounts and notes receivable	28	(13)
Changes in prepaid expenses and other current assets	(21)	(16)
Changes in accounts payable and other current liabilities	(46)	(52)
Changes in income taxes payable	(67)	(4)
Other, net	52	87
Net Cash Provided by Operating Activities	1,176	1,155

Cash Flows – Investing Activities
Capital spending	(151)	(179)
Proceeds from sale of Devyani Investment	104	—
Proceeds from sale of KFC Russia	—	121
Acquisition of KFC U.K. and Ireland restaurants	(174)	—
Proceeds from refranchising of restaurants	48	57
Maturities (purchases) of Short term investments, net	(91)	—
Other, net	(28)	(3)
Net Cash Used in Investing Activities	(292)	(4)

Cash Flows – Financing Activities
Proceeds from long-term debt	237	—
Repayments of long-term debt	(472)	(60)
Revolving credit facility, three months or less, net	205	(279)
Repurchase shares of Common Stock	(327)	(50)
Dividends paid on Common Stock	(565)	(508)
Other, net	(69)	(24)
Net Cash Used in Financing Activities	(991)	(921)
Effect of Exchange Rates on Cash and Cash Equivalents	10	(2)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(97)	228
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	724	647
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$627	$875

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	9/30/2024	12/31/2023
ASSETS
Current Assets
Cash and cash equivalents	$457	$512
Accounts and notes receivable, net	708	737
Prepaid expenses and other current assets	460	360
Total Current Assets	1,625	1,609

Property, plant and equipment, net	1,300	1,197
Goodwill	735	642
Intangible assets, net	416	377
Other assets	1,352	1,361
Deferred income taxes	1,033	1,045
Total Assets	$6,461	$6,231

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,138	$1,169
Income taxes payable	24	55
Short-term borrowings	24	53
Total Current Liabilities	1,186	1,277

Long-term debt	11,169	11,142
Other liabilities and deferred credits	1,780	1,670
Total Liabilities	14,135	14,089

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 280 shares issued in 2024 and 281 shares issued in 2023	—	60
Accumulated deficit	(7,389)	(7,616)
Accumulated other comprehensive loss	(285)	(302)
Total Shareholders’ Deficit	(7,674)	(7,858)
Total Liabilities and Shareholders’ Deficit	$6,461	$6,231

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended September 30, 2024 and 2023
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at June 30, 2024	281	$—	$(7,321)	$(309)	$(7,630)
Net Income			382		382
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				34	34
Pension and post-retirement benefit plans				—	—
Net loss on derivative instruments (net of tax impact of $3 million)				(10)	(10)
Comprehensive Income					406
Dividends declared			(188)		(188)
Repurchase of shares of Common Stock	(2)	(15)	(262)		(277)
Employee share-based award exercises	1	—			—
Share-based compensation events		15			15
Balance at September 30, 2024	280	$—	$(7,389)	$(285)	$(7,674)

Balance at December 31, 2023	281	$60	$(7,616)	$(302)	$(7,858)
Net Income			1,063		1,063
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				26	26
Pension and post-retirement benefit plans				1	1
Net loss on derivative instruments (net of tax impact of $3 million)				(10)	(10)
Comprehensive Income					1,080
Dividends declared			(568)		(568)
Repurchase of shares of Common Stock	(2)	(59)	(268)		(327)
Employee share-based award exercises	1	(66)			(66)
Share-based compensation events		65			65
Balance at September 30, 2024	280	$—	$(7,389)	$(285)	$(7,674)

Balance at June 30, 2023	280	$13	$(8,156)	$(293)	$(8,436)
Net Income			416		416
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(20)	(20)
Reclassification of translation adjustments into income				—	—
Pension and post-retirement benefit plans				—	—
Net loss on derivative instruments (net of tax impact of $1 million)				(1)	(1)
Comprehensive Income					395
Dividends declared			(169)		(169)
Employee share-based award exercises	—	(4)			(4)
Share-based compensation events		24			24
Balance at September 30, 2023	280	$33	$(7,909)	$(314)	$(8,190)

Balance at December 31, 2022	280	$—	$(8,507)	$(369)	$(8,876)
Net Income			1,134		1,134
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(8)	(8)
Reclassification of translation adjustments into income				60	60
Pension and post-retirement benefit plans (net of tax impact of $2 million)				(1)	(1)
Net gain on derivative instruments (net of tax impact of $1 million)				4	4
Comprehensive Income					1,189
Dividends declared			(510)		(510)
Repurchase of shares of Common Stock	—	(24)	(26)		(50)
Employee share-based award exercises	—	(24)			(24)
Share-based compensation events		81			81
Balance at September 30, 2023	280	$33	$(7,909)	$(314)	$(8,190)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 60,000 restaurants in more than 155 countries and territories.  As of September 30, 2024, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of September 30, 2024, YUM consisted of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger & Grill Division which includes our worldwide operations of the Habit Burger & Grill concept

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

During the quarter ended September 30, 2024, we adjusted our preliminary estimate of the fair value of net assets acquired. The components of the preliminary purchase price allocation, subsequent to the adjustments to the allocation in the quarter ended September 30, 2024, were as follows:

Total Current Assets	$2
Property, plant and equipment, net	85
Reacquired franchise rights (included in Intangible assets, net)	47
Operating lease right-of-use assets (included in Other assets)	109
Total Identifiable Assets	243
Total Current Liabilities	(18)
Operating lease liabilities (included in Other liabilities and deferred credits)	(102)
Other liabilities	(31)
Total Liabilities Assumed	(151)
Total identifiable net assets	92
Goodwill	79
Purchase price to be allocated	$171

The adjustments to the preliminary estimate of identifiable net assets acquired as recorded on June 30, 2024 resulted in a corresponding $3 million increase in estimated goodwill due to the following changes to the preliminary purchase price allocation.

Increase (Decrease) in Goodwill
Decrease in Property, plant and equipment, net	$3
Total increase in Goodwill	$3

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

The financial results of the acquired restaurants have been included in our Condensed Consolidated Financial Statements since the date of the acquisition but did not significantly impact our results for the quarter or year to date ended September 30, 2024. The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2023 would not have been material. The direct transaction costs associated with the acquisition were also not material and were expensed as incurred.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2024	2023	2024	2023
Net Income	$382	$416	$1,063	$1,134

Weighted-average common shares outstanding (for basic calculation)	282	281	282	281
Effect of dilutive share-based employee compensation	3	5	3	5
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	285	286	285	286

Basic EPS	$1.36	$1.48	$3.77	$4.03

Diluted EPS	$1.35	$1.46	$3.73	$3.97
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.7	1.7	1.8	1.7

(a)These unexercised employee stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 30, 2024 and 2023 as indicated below.  All amounts exclude applicable transaction fees.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2024	2023	2024	2023	2024
September 2022	366	387	$50	$50	$—
May 2024	2,068	—	277	—	1,723
Total	2,434	387	$327	$50	$1,723

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through December 31, 2026. The new authorization took effect on July 1, 2024 upon the expiration of a prior authorization approved in September 2022. As of September 30, 2024, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under the May 2024 authorization.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at June 30, 2024, net of tax	$(209)	$(103)	$3	$(309)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	34	—	(3)	31

(Gains) losses reclassified from AOCI, net of tax	—	—	(7)	(7)
	34	—	(10)	24
Balance at September 30, 2024, net of tax	$(175)	$(103)	$(7)	$(285)

Balance at December 31, 2023, net of tax	$(201)	$(104)	$3	$(302)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	26	—	9	35

(Gains) losses reclassified from AOCI, net of tax	—	1	(19)	(18)
	26	1	(10)	17
Balance at September 30, 2024, net of tax	$(175)	$(103)	$(7)	$(285)

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Foreign exchange net (gain) loss	$(3)	$4	$2	$8
Impairment and closure expense	2	1	2	2
Other	(3)	(6)	(14)	4
Other (income) expense	$(4)	$(1)	$(10)	$14

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

	9/30/2024	12/31/2023
Accounts and notes receivable, gross	$762	$776
Allowance for doubtful accounts	(54)	(39)
Accounts and notes receivable, net	$708	$737

Prepaid Expenses and Other Current Assets

	9/30/2024	12/31/2023
Income tax receivable	$55	$20
Restricted cash	135	177
Short term investments	91	—
Other prepaid expenses and current assets	179	163
Prepaid expenses and other current assets	$460	$360

Property, Plant and Equipment, net

	9/30/2024	12/31/2023
Property, plant and equipment, gross	$2,694	$2,529
Accumulated depreciation and amortization	(1,394)	(1,332)
Property, plant and equipment, net	$1,300	$1,197

Other Assets	9/30/2024	12/31/2023
Operating lease right-of-use assets(a)	$890	$764
Franchise incentives	166	175
Investment in Devyani International Limited (See Note 13)	—	124
Other	296	298
Other assets	$1,352	$1,361

(a)    Non-current operating lease liabilities of $868 million and $757 million as of September 30, 2024 and December 31, 2023, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	9/30/2024	12/31/2023
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$457	$512
Restricted cash included in Prepaid expenses and other current assets(a)	135	177
Restricted cash and restricted cash equivalents included in Other assets(b)	35	35
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$627	$724

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 7 - Income Taxes

	Quarter ended		Year to date
	2024	2023	2024	2023
Income tax provision	$120	$89	$309	$220
Effective tax rate	23.8%	17.7%	22.5%	16.3%

Our estimated effective tax rate on income for the full fiscal year is expected to be higher than the U.S. federal statutory rate of 21%, primarily due to state income taxes and U.S. taxes on foreign earnings partially offset by taxes on income earned in foreign jurisdictions with statutory tax rates below 21%.

Our third quarter and year to date effective tax rate is higher than the prior year primarily due to higher taxes paid in foreign jurisdictions where our intellectual property rights are domiciled, higher U.S. current tax expense on foreign earnings, and tax expense recognized in the quarter ended September 30, 2024 as compared to tax benefit recognized in the quarter ended September 30, 2023 associated with adjustments related to prior year taxes. In addition, our year to date effective tax rate is higher than the prior year due to the lapping of higher foreign tax benefits associated with the favorable resolutions of tax audits and the establishment of additional net operating loss carryforward deferred tax assets in foreign jurisdictions in the quarter ended June 30, 2023.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 9/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$17	$267	$1	$133	$418
Franchise revenues	44	211	66	2	323
Property revenues	4	8	1	1	14
Franchise contributions for advertising and other services	10	161	71	1	243

China
Franchise revenues	70	—	17	—	87

Other
Company sales	203	—	—	—	203
Franchise revenues	288	15	66	—	369
Property revenues	11	—	—	—	11
Franchise contributions for advertising and other services	138	4	16	—	158
	$785	$666	$238	$137	$1,826

	Quarter ended 9/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$15	$256	$2	$135	$408
Franchise revenues	48	196	64	1	309
Property revenues	4	9	1	1	15
Franchise contributions for advertising and other services	9	152	72	—	233

China
Franchise revenues	66	—	18	—	84

Other
Company sales	102	—	—	—	102
Franchise revenues	296	13	67	—	376
Property revenues	12	—	—	—	12
Franchise contributions for advertising and other services	148	3	18	—	169
	$700	$629	$242	$137	$1,708

	Year to date 9/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$45	$775	$5	$399	$1,224
Franchise revenues	134	608	200	5	947
Property revenues	10	27	3	2	42
Franchise contributions for advertising and other services	30	468	217	2	717

China
Franchise revenues	200	—	51	—	251

Other
Company sales	443	—	—	—	443
Franchise revenues	842	43	191	—	1,076
Property revenues	33	—	1	—	34
Franchise contributions for advertising and other services	397	9	47	—	453
	$2,134	$1,930	$715	$408	$5,187

	Year to date 9/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$48	$738	$11	$404	$1,201
Franchise revenues	143	568	200	4	915
Property revenues	10	29	3	2	44
Franchise contributions for advertising and other services	25	440	224	1	690

China
Franchise revenues	193	—	52	—	245

Other
Company sales	294	—	—	—	294
Franchise revenues	870	40	198	—	1,108
Property revenues	38	—	1	—	39
Franchise contributions for advertising and other services	448	7	49	—	504
	$2,069	$1,822	$738	$411	$5,040

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2024 is presented below.

Deferred Franchise Fees
Balance at December 31, 2023	$444
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(63)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	49
Other(a)	(1)
Balance at September 30, 2024	$429

(a)    Primarily includes the settlement of a preexisting contractual relationship related to the KFC U.K. and Ireland restaurant acquisition (see Note 2) and the impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$72
1 - 2 years	65
2 - 3 years	58
3 - 4 years	51
4 - 5 years	43
Thereafter	140
Total	$429

Note 9 - Reportable Operating Segments

We identify our operating segments based on management responsibility. The following tables summarize Revenues and Operating Profit for each of our reportable operating segments:

	Quarter ended		Year to date
Revenues	2024	2023	2024	2023
KFC Division	$785	$700	$2,134	$2,069
Taco Bell Division	666	629	1,930	1,822
Pizza Hut Division	238	242	715	738
Habit Burger & Grill Division	137	137	408	411
	$1,826	$1,708	$5,187	$5,040

	Quarter ended		Year to date
Operating Profit	2024	2023	2024	2023
KFC Division	$339	$344	$986	$975
Taco Bell Division	251	226	709	658
Pizza Hut Division	91	97	278	292
Habit Burger & Grill Division	1	(2)	(2)	(4)
Corporate and unallocated G&A expenses	(74)	(68)	(249)	(238)
Unallocated Company restaurant expenses(a)	(3)	—	(4)	—
Unallocated Franchise and property income (expenses)	—	1	—	(1)
Unallocated Refranchising gain (loss)	12	19	31	40
Unallocated Other income (expense)	2	(4)	(3)	(13)
Operating Profit	$619	$613	$1,746	$1,709
Investment income (expense), net(b)	1	16	(21)	21
Other pension income (expense)	2	2	5	5
Interest expense, net	(120)	(126)	(358)	(381)
Income before income taxes	$502	$505	$1,372	$1,354

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2024	2023	2024	2023
Service cost	$1	$1	$3	$3
Interest cost	10	10	31	31
Expected return on plan assets	(12)	(12)	(38)	(37)
Amortization of net (gain) / loss	—	—	1	(1)
Amortization of prior service cost	—	—	1	1
Net periodic benefit cost (income)	$(1)	$(1)	$(2)	$(3)

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/30/2024	12/31/2023
Current maturities of long-term debt	$26	$56
Less current portion of debt issuance costs and discounts	(2)	(3)
Short-term borrowings	$24	$53

Long-term Debt
Securitization Notes	$3,743	$3,743
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	210	—
Term Loan A Facility	500	717
Term Loan B Facility	1,448	1,459
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations	67	50
	$11,268	$11,269
Less long-term portion of debt issuance costs and discounts	(73)	(71)
Less current maturities of long-term debt	(26)	(56)
Long-term debt	$11,169	$11,142

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

As a result of this refinancing, $8 million of fees were capitalized as debt issuance costs, $6 million of which were paid directly to lenders. During the year to date ended September 30, 2024, previously recorded unamortized debt issuance costs of

$1 million were written off and recognized within Interest expense, net due to this refinancing.

Cash paid for interest during the year to date ended September 30, 2024 and 2023, was $356 million and $367 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates, equity prices and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates associated with certain foreign currency denominated intercompany receivables and payables is currently not significant.

Interest Rate Swaps

We have entered into interest rate swaps, with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments primarily under our Term Loan B Facility. At both September 30, 2024 and December 31, 2023, we had interest rate swaps expiring in March 2025 with notional amounts of $1.5 billion. These interest rate swaps have been designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. There were no other interest rate swaps outstanding as of September 30, 2024 or December 31, 2023.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through September 30, 2024, the swaps were highly effective cash flow hedges.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2024	2023	2024	2023	2024	2023	2024	2023

Interest rate swaps	$(5)	$6	$(9)	$(8)	$9	$23	$(26)	$(20)

Income tax benefit/(expense)	1	(1)	2	2	(3)	(6)	6	5

As of September 30, 2024, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $9 million, based on current Secured Overnight Financing Rate ("SOFR") interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both September 30, 2024 and December 31, 2023, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2024, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of September 30, 2024, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	9/30/2024		12/31/2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,743	$3,509	$3,743	$3,391
Subsidiary Senior Unsecured Notes(b)	750	757	750	742
Term Loan A Facility(b)	500	495	717	716
Term Loan B Facility(b)	1,448	1,456	1,459	1,466
YUM Senior Unsecured Notes(b)	4,550	4,520	4,550	4,439

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	9/30/2024	12/31/2023
Assets
Investments	Other assets	1	$1	$125
Investments	Other assets	3	8	7
Interest Rate Swaps	Prepaid expenses and other current assets	2	9	24
Interest Rate Swaps	Other assets	2	—	2

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

Note 14 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $1.3 billion through the third quarter of 2024. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 30, 2024, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $350 million. The present value of these potential payments discounted at our pre-tax cost of debt at September 30, 2024, was approximately $300 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of September 30, 2024, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $130 million. Of this amount, $125 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal that had been scheduled for October 8, 2024 has been rescheduled to January 21, 2025. A hearing held on October 16, 2024, before the Delhi

High Court has been continued to February 4, 2025, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 60,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger & Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style and pizza categories, respectively. The Habit Burger & Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 60,000 restaurants, 98% are operated by franchisees.

YUM currently consists of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger & Grill Division which includes our worldwide operations of the Habit Burger & Grill concept

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

•System sales and System sales excluding the impacts of foreign currency translation (“FX”) reflect the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants. Sales at franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Increasingly, customers are paying a fee to a third party to deliver or facilitate the ordering of our Concepts' products. We also include in System sales any portion of the amount customers pay these third parties for which the third party is obligated to pay us a license fee as a percentage of such amount. Franchise restaurant sales and fees paid by customers to third parties to deliver or facilitate the ordering of our Concepts' products are not included in Company sales on the Condensed Consolidated Statements of Income; however, any resulting franchise and license fees we receive are included in the Company's revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net new unit growth.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

Quarterly Financial Highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+1	(4)	+7	(2)	(1)
Taco Bell Division	+5	+4	+2	+11	+11
Pizza Hut Division	(1)	(4)	+2	(6)	(5)
YUM	+1	(2)	+5	+1	+3
Year to date Financial Highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+2	(3)	+7	+1	+3
Taco Bell Division	+5	+3	+2	+8	+8
Pizza Hut Division	(2)	(5)	+2	(5)	(3)
YUM	+2	(2)	+5	+2	+6

Additionally:

•Foreign currency translation unfavorably impacted Divisional Operating Profit by $3 million and $26 million for the quarter and year to date ended September 30, 2024, respectively.

	Third Quarter			Year to date
	2024	2023	% Change	2024	2023	% Change
GAAP EPS	$1.35	$1.46	(8)	$3.73	$3.97	(6)
Less Special Items EPS	$(0.02)	$0.02	NM	$(0.14)	$0.06	NM
EPS Excluding Special Items	$1.37	$1.44	(5)	$3.87	$3.91	(1)

•On a year-over-year basis, our diluted EPS, excluding Special Items, reflects a $0.14 and $0.32 negative impact for the quarter and year to date ended September 30, 2024, respectively, from a higher current year tax rate and unfavorability in after-tax investment gains and losses. Foreign currency translation negatively impacted our diluted EPS, excluding Special Items, by approximately $0.01 and $0.07 for the quarter and year to date ended September 30, 2024, respectively.

•Gross unit openings for the quarter were 1,029 units resulting in 547 net new units. Gross unit openings for the year to date were 2,731 units resulting in 1,456 net new units.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2024	2023	% B/(W)		2024	2023	% B/(W)
Company sales	$621	$510	22		$1,667	$1,495	12
Franchise and property revenues	804	796	1		2,350	2,351	Even
Franchise contributions for advertising and other services	401	402	Even		1,170	1,194	(2)
Total revenues	1,826	1,708	7		5,187	5,040	3

Company restaurant expenses	523	421	(24)		1,393	1,239	(12)
G&A expenses	263	267	2		830	840	1
Franchise and property expenses	36	27	(41)		90	95	5
Franchise advertising and other services expense	401	400	Even		1,169	1,183	1
Refranchising (gain) loss	(12)	(19)	NM		(31)	(40)	NM
Other (income) expense	(4)	(1)	NM		(10)	14	NM
Total costs and expenses, net	1,207	1,095	(10)		3,441	3,331	(3)
Operating Profit	619	613	1		1,746	1,709	2

Investment (income) expense, net	(1)	(16)	NM		21	(21)	NM
Other pension (income) expense	(2)	(2)	NM		(5)	(5)	NM
Interest expense, net	120	126	5		358	381	6
Income before income taxes	502	505	(1)		1,372	1,354	1
Income tax provision (benefit)	120	89	(34)		309	220	(40)
Net Income	$382	$416	(8)		$1,063	$1,134	(6)

Diluted EPS(a)	$1.35	$1.46	(8)		$3.73	$3.97	(6)
Effective tax rate	23.8%	17.7%	(6.1)	ppts.	22.5%	16.3%	(6.2)	ppts.

(a)See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	9/30/2024	9/30/2023	% Increase (Decrease)
Franchise	58,775	56,269	4
Company-owned	1,270	1,005	26
Total	60,045	57,274	5

	Quarter ended		Year to date
	2024	2023	2024	2023
Same-store Sales Growth (Decline) %	(2)	6	(2)	7
System Sales Growth %, reported	1	9	1	9
System Sales Growth %, excluding FX	1	10	2	11

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2024	2023	2024	2023

Consolidated
Company sales(a)	$621	$510	$1,667	$1,495
Franchise sales	15,401	15,320	44,952	44,777
System sales	16,022	15,830	46,619	46,272
Negative (Positive) Foreign Currency Impact(b)	32	N/A	588	N/A
System sales, excluding FX	$16,054	$15,830	$47,207	$46,272

KFC Division
Company sales(a)	$220	$117	$488	$342
Franchise sales	8,449	8,503	24,535	24,633
System sales	8,669	8,620	25,023	24,975
Negative (Positive) Foreign Currency Impact(b)	21	N/A	480	N/A
System sales, excluding FX	$8,690	$8,620	$25,503	$24,975

Taco Bell Division
Company sales(a)	$267	$256	$775	$738
Franchise sales	3,741	3,548	10,847	10,290
System sales	4,008	3,804	11,622	11,028
Negative (Positive) Foreign Currency Impact(b)	(1)	N/A	(1)	N/A
System sales, excluding FX	$4,007	$3,804	$11,621	$11,028

Pizza Hut Division
Company sales(a)	$1	$2	$5	$11
Franchise sales	3,183	3,241	9,486	9,769
System sales	3,184	3,243	9,491	9,780
Negative (Positive) Foreign Currency Impact(b)	12	N/A	109	N/A
System sales, excluding FX	$3,196	$3,243	$9,600	$9,780

Habit Burger & Grill Division
Company sales(a)	$133	$135	$399	$404
Franchise sales	28	28	84	85
System sales	161	163	483	489
Negative (Positive) Foreign Currency Impact(b)	—	N/A	—	N/A
System sales, excluding FX	$161	$163	$483	$489

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2024	2023	2024	2023
Core Operating Profit Growth %	3	16	6	13
Diluted EPS Growth (Decline) %, excluding Special Items	(5)	32	(1)	22
Effective Tax Rate excluding Special Items	23.9%	18.6%	22.9%	18.7%

	Quarter ended		Year to date
	2024	2023	2024	2023
Company restaurant profit	$98	$89	$274	$256
Company restaurant margin %	15.8%	17.3%	16.4%	17.1%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended		Year to date
	2024	2023	2024	2023
Consolidated
GAAP Operating Profit	$619	$613	$1,746	$1,709
Detail of Special Items:
(Gain) loss associated with market-wide refranchisings(a)	(1)	(2)	3	(7)
Operating (profit) loss impact from decision to exit Russia(b)	—	(2)	—	10
Charges associated with Resource Optimization(c)	12	3	58	13
Other Special Items Expense	—	2	—	3
Special Items Expense - Operating Profit	11	1	61	19
Negative Foreign Currency Impact on Division Operating Profit	3	N/A	26	N/A
Core Operating Profit	$633	$614	$1,833	$1,728

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Statements of Income Line Item
General and administrative expenses	$11	$4	$57	$19
Franchise and property expenses	—	(1)	—	1
Refranchising (gain) loss	(1)	(2)	3	(7)
Other (income) expense	1	—	1	6
Special Items Expense - Operating Profit	$11	$1	$61	$19

KFC Division
GAAP Operating Profit	$339	$344	$986	$975
Negative (Positive) Foreign Currency Impact	1	N/A	21	N/A
Core Operating Profit	$340	$344	$1,007	$975

Taco Bell Division
GAAP Operating Profit	$251	$226	$709	$658
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit	$251	$226	$709	$658

Pizza Hut Division
GAAP Operating Profit	$91	$97	$278	$292
Negative (Positive) Foreign Currency Impact	2	N/A	5	N/A
Core Operating Profit	$93	$97	$283	$292

Habit Burger & Grill Division
GAAP Operating Profit (Loss)	$1	$(2)	$(2)	$(4)
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit (Loss)	$1	$(2)	$(2)	$(4)

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$382	$416	$1,063	$1,134
Special Items Expense - Operating Profit	11	1	61	19
Special Items Tax Benefit(d)	(2)	(4)	(19)	(36)
Net Income excluding Special Items	$391	$413	$1,105	$1,117

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.35	$1.46	$3.73	$3.97
Less Special Items Diluted EPS	(0.02)	0.02	(0.14)	0.06
Diluted EPS excluding Special Items	$1.37	$1.44	$3.87	$3.91

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	23.8%	17.7%	22.5%	16.3%
Impact on Tax Rate as a result of Special Items	(0.1)%	(0.9)%	(0.4)%	(2.4)%
Effective Tax Rate excluding Special Items	23.9%	18.6%	22.9%	18.7%

(a)    Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the quarters ended September 30, 2024 and 2023, we recorded net refranchising gains of $1 million and $2 million, respectively, that have been reflected as Special Items. During the years to date ended September 30, 2024 and 2023, we recorded net refranchising losses of $3 million and net refranchising gains of $7 million, respectively, that have been reflected as Special Items.

Additionally, we recorded net refranchising gains of $11 million and $17 million during quarters ended September 30, 2024 and 2023, respectively, that have not been reflected as Special Items. During the years to date ended September 30, 2024 and 2023, we recorded net refranchising gains of $34 million and $33 million, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings that we believe are indicative of our expected ongoing refranchising activity.

(b)In April 2023, we completed our exit from the Russia market by selling the KFC business in Russia to Smart Service Ltd. Our GAAP operating results presented herein for the quarter and year to date ended June 30, 2023, reflect revenues from and expenses to support the Russian operations for KFC prior to the date of sale, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net operating profits or losses from the KFC Division segment results to Unallocated Other income (expense). Additionally, we incurred certain expenses related to the dispositions of the businesses and other one-time costs related to our exit from Russia which we recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. The resulting net Operating Profit of $2 million and net Operating Loss of $10 million for the quarter and year to date ended September 30, 2023, respectively, have been reflected as a Special Items.

(c)We recorded charges of $11 million and $57 million during the quarter and year to date ended September 30, 2024, respectively, and $3 million and $13 million during the quarter and year to date ended September 30, 2023, respectively, to General and administrative expenses and charges of $1 million during both the quarter and year to date ended September 30, 2024 to Other (income) expense related to a resource optimization program. This program has allowed us to reallocate significant resources to accelerate our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. We recently expanded the program to identify further opportunities to optimize the Company’s spending and identify additional, critical areas in which to potentially reallocate resources, both with a goal to enable the acceleration of the Company’s growth rate. Costs incurred to date related to the program primarily include severance associated with positions that have been eliminated or relocated and consultant fees. Due to their scope and size, these charges have been reflected as Special Items.

(d)The below table includes the detail of Special Items Tax Benefit:

	Quarter ended		Year to date
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Tax Benefit on Special Items Operating Profit	$(2)	$—	$(15)	$(2)
Tax Benefit - Income tax impacts from decision to exit Russia	—	(4)	—	(12)
Tax Benefit - Other Income tax impacts recorded as Special	—	—	(4)	(22)
Special Items Tax Benefit	$(2)	$(4)	$(19)	$(36)

Tax Benefit on Special Items Operating Profit was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Other Income Tax impacts recorded as Special in the years to date ended September 30, 2024 and 2023 include benefits related to the reversal of reserves due to the favorable resolution of tax audits in foreign jurisdictions. Such reserves were established in prior years related to income tax liabilities and deferred tax assets originally recorded as Special Items as part of intercompany restructurings of intellectual property. Other Income Tax impacts recorded as Special in the year to date ended September 30, 2023 also include the release of valuation allowances associated with a jurisdiction in which a marketwide refranchising event occurred.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 9/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$339	$251	$91	$1	$(63)	$619
Less:
Franchise and property revenues	417	234	150	3	—	804
Franchise contributions for advertising and other services	148	165	87	1	—	401
Add:
General and administrative expenses	86	41	51	11	74	263
Franchise and property expenses	20	6	9	1	—	36
Franchise advertising and other services expense	148	163	89	1	—	401
Refranchising (gain) loss	—	—	—	—	(12)	(12)
Other (income) expense	—	—	(3)	1	(2)	(4)
Company restaurant profit (loss)	$28	$62	$—	$11	$(3)	$98
Company sales	$220	$267	$1	$133	$—	$621
Company restaurant margin %	12.5%	23.4%	(6.1)%	8.3%	N/A	15.8%

	Quarter ended 9/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$344	$226	$97	$(2)	$(52)	$613
Less:
Franchise and property revenues	426	218	150	2	—	796
Franchise contributions for advertising and other services	157	155	90	—	—	402
Add:
General and administrative expenses	86	47	51	15	68	267
Franchise and property expenses	15	7	5	1	(1)	27
Franchise advertising and other services expense	156	153	91	—	—	400
Refranchising (gain) loss	—	—	—	—	(19)	(19)
Other (income) expense	(1)	1	(4)	(1)	4	(1)
Company restaurant profit	$17	$61	$—	$11	$—	$89
Company sales	$117	$256	$2	$135	$—	$510
Company restaurant margin %	14.3%	23.8%	(9.0)%	7.8%	N/A	17.3%

	Year to date 9/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$986	$709	$278	$(2)	$(225)	$1,746
Less:
Franchise and property revenues	1,219	678	446	7	—	2,350
Franchise contributions for advertising and other services	427	477	264	2	—	1,170
Add:
General and administrative expenses	253	137	153	38	249	830
Franchise and property expenses	46	22	19	3	—	90
Franchise advertising and other services expense	424	473	270	2	—	1,169
Refranchising (gain) loss	—	—	—	—	(31)	(31)
Other (income) expense	(3)	(1)	(10)	1	3	(10)
Company restaurant profit (loss)	$60	$185	$—	$33	$(4)	$274
Company sales	$488	$775	$5	$399	$—	$1,667
Company restaurant margin %	12.2%	23.9%	(1.9)%	8.2%	N/A	16.4%

	Year to date 9/30/2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$975	$658	$292	$(4)	$(212)	$1,709
Less:
Franchise and property revenues	1,254	637	454	6	—	2,351
Franchise contributions for advertising and other services	473	447	273	1	—	1,194
Add:
General and administrative expenses	265	141	155	41	238	840
Franchise and property expenses	57	21	14	2	1	95
Franchise advertising and other services expense	470	439	273	1	—	1,183
Refranchising (gain) loss	—	—	—	—	(40)	(40)
Other (income) expense	7	2	(7)	(1)	13	14
Company restaurant profit	$47	$177	$—	$32	$—	$256
Company sales	$342	$738	$11	$404	$—	$1,495
Company restaurant margin %	13.6%	23.9%	1.2%	8.0%	N/A	17.1%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2024 and/or 2023 and/or are reasonably likely to impact future results. See also the Detail of Special Items in this MD&A for other items similarly impacting results.

Middle East Conflict

During the fourth quarter of 2023, certain of our markets, principally in our KFC and Pizza Hut Divisions, began being impacted by a military conflict in the Middle East region. Our sales continue to be impacted significantly in markets across the Middle East, Malaysia and Indonesia. The impact in these markets represented a low single-digit headwind to YUM's overall same-store sales growth in both the quarter and year to date ended September 30, 2024. Additionally, we believe we have experienced conflict-related impacts in a broader set of markets, though such amounts are difficult to precisely quantify.

In a few isolated cases, the scale and duration of these sales’ impacts are affecting the financial health of our less scaled or less well-capitalized franchisees, particularly those whose restaurants have been most heavily impacted. We have experienced an increase in restaurant closures in those markets most heavily impacted by the Middle East conflict during the first three quarters of 2024. We have approximately 275 restaurants in these markets that are currently temporarily closed as of September 30, 2024. Subsequent to the end of the third quarter, we defaulted a franchisee who operates a market in the Middle East under the terms of their franchise agreement. The number of units impacted by this default comprise less than 1% of our global store count.

We are working closely with our franchisees in markets who have been most heavily impacted by the Middle East conflict to improve their profitability and position their businesses for healthy growth in the future. Additionally, we are working with the franchisee who we defaulted subsequent to the quarter end in an attempt to help them cure their default and/or transition their franchise agreement to another party. There is risk that we experience further permanent closures in these markets in the fourth quarter of 2024, which would have a negative impact on our unit growth rate and result in the write-off of cash incentives we have previously provided in connection with these units. Given the lower volume nature of the units most at risk for potential closure, we do not currently anticipate that any ongoing financial impact would be material. The Middle East conflict is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company’s balance of year 2024 revenues, operating profit, including the impacts of any bad debt expense, and unit count with any certainty.

Impact of Foreign Currency Translation on Operating Profit

Changes in foreign currency exchange rates negatively impacted the translation of our foreign currency denominated Divisional Operating Profit by $3 million and $26 million for the quarter and year to date ended September 30, 2024, respectively. This included a negative impact to our KFC Division Operating Profit of $1 million and $21 million for the quarter and year to date ended September 30, 2024, respectively. We currently expect changes in foreign currency to negatively impact Divisional Operating Profit by approximately $20 to $30 million on a full-year basis.

Investment in Devyani

During the quarter ended March 31, 2024, we sold our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, for pre-tax proceeds of $104 million. Changes in the fair value of our ownership interest in Devyani prior to the date of sale resulted in pre-tax investment losses of $20 million in the year to date ended September 30, 2024 and pre-tax gains of $16 million and $21 million in the quarter and year to date ended September 30, 2023, respectively.

KFC Division

The KFC Division has 31,143 units, 88% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of September 30, 2024.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2024	2023	Reported		Ex FX		2024	2023	Reported		Ex FX
System Sales	$8,669	$8,620	1		1		$25,023	$24,975	Even		2
Same-Store Sales Growth (Decline) %	(4)	6	N/A		N/A		(3)	9	N/A		N/A

Company sales	$220	$117	88		87		$488	$342	43		42
Franchise and property revenues	417	426	(2)		(2)		1,219	1,254	(3)		(1)
Franchise contributions for advertising and other services	148	157	(5)		(6)		427	473	(10)		(9)
Total revenues	$785	$700	12		12		$2,134	$2,069	3		4

Company restaurant profit	$28	$17	65		63		$60	$47	29		29
Company restaurant margin %	12.5%	14.3%	(1.8)	ppts.	(1.8)	ppts.	12.2%	13.6%	(1.4)	ppts.	(1.3)	ppts.

G&A expenses	$86	$86	(1)		Even		$253	$265	4		5
Franchise and property expenses	20	15	(38)		(42)		46	57	19		18
Franchise advertising and other services expense	148	156	5		6		424	470	10		10
Operating Profit	$339	$344	(2)		(1)		$986	$975	1		3

			% Increase (Decrease)
Unit Count	9/30/2024	9/30/2023
Franchise	30,684	28,833	6
Company-owned	459	218	111
Total	31,143	29,051	7

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales, excluding the impact of foreign currency translation, were driven by the KFC U.K. and Ireland restaurant acquisition (see Note 2) in the second quarter of 2024, partially offset by Company same-store sales declines of 4%.

The quarterly and year to date decreases in Company restaurant margin percentage were driven by higher restaurant operating and labor costs and Company same-store sales declines.

Franchise and property revenues

The quarterly decrease in Franchise and property revenues, excluding the impact of foreign currency translation, was driven by a franchise same-store sales decline of 3% and a 2% negative impact from the KFC U.K. and Ireland restaurant acquisition, partially offset by unit growth.

The year to date decrease in Franchise and property revenues, excluding the impact of foreign currency translation, was driven by a franchise same-store sales decline of 3% and a 1% negative impact from the sale of our KFC Russia business, partially offset by unit growth.

G&A

G&A, excluding the impact of foreign currency translation, was flat during the quarter as higher professional fees and higher salaries and benefits were offset by lower expenses related to our annual incentive compensation programs.

The year to date decrease in G&A, excluding the impact of foreign currency translation, was driven by lower expenses related to our annual incentive compensation programs, refranchising, the impact of the sale of our KFC Russia business and lower travel related costs, partially offset by higher professional fees and higher salaries and benefits.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by a same-store sales decline and higher bad debt expense, partially offset by unit growth.

The year to date increase in Operating Profit, excluding the impact of foreign currency translation, was driven by unit growth and lower G&A, partially offset by a same-store sales decline.

Taco Bell Division

The Taco Bell Division has 8,594 units, 87% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of September 30, 2024.

	Quarter ended				Year to date
			% B/(W)				% B/(W)
	2024	2023	Reported	Ex FX	2024	2023	Reported	Ex FX

System Sales	$4,008	$3,804	5	5	$11,622	$11,028	5	5
Same-Store Sales Growth %	4	8	N/A	N/A	3	7	N/A	N/A

Company sales	$267	$256	4	4	$775	$738	5	5
Franchise and property revenues	234	218	7	7	678	637	6	6
Franchise contributions for advertising and other services	165	155	6	6	477	447	7	7
Total revenues	$666	$629	6	6	$1,930	$1,822	6	6

Company restaurant profit	$62	$61	3	3	$185	$177	5	5
Company restaurant margin %	23.4%	23.8%	(0.4)	(0.4)	23.9%	23.9%	Even	Even

G&A expenses	$41	$47	11	12	$137	$141	3	3
Franchise and property expenses	6	7	14	14	22	21	(5)	(5)
Franchise advertising and other services expense	163	153	(6)	(6)	473	439	(8)	(8)
Operating Profit	$251	$226	11	11	$709	$658	8	8

			% Increase (Decrease)
Unit Count	9/30/2024	9/30/2023
Franchise	8,103	7,908	2
Company-owned	491	477	3
Total	8,594	8,385	2

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by Company same-store sales growth of 2% and unit growth.

The quarterly decrease in Company restaurant margin percentage was driven by higher labor and other restaurant operating costs partially offset by same-store sales growth.

Company restaurant margin percentage was flat for the year to date as Company same-store sales growth was offset by higher labor and other restaurant operating costs.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 4% and 3% for the quarter and year to date, respectively, and unit growth.

G&A

The quarterly decrease in G&A was driven by lower expenses related to our annual incentive compensation programs and lower share-based compensation, partially offset by higher digital and technology expenses.

The year to date decrease in G&A was driven by lower share-based compensation and lower expenses related to our annual incentive compensation programs, partially offset by higher digital and technology expenses, and higher headcount and salaries.

Operating Profit

The quarterly and year to date increases in Operating Profit were driven by same-store sales growth, unit growth and lower G&A partially offset by higher restaurant operating costs.

Pizza Hut Division

The Pizza Hut Division has 19,927 units, 67% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of September 30, 2024.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2024	2023	Reported		Ex FX		2024	2023	Reported		Ex FX

System Sales	$3,184	$3,243	(2)		(1)		$9,491	$9,780	(3)		(2)
Same-Store Sales Growth (Decline) %	(4)	1	N/A		N/A		(5)	4	N/A		N/A

Company sales	$1	$2	(31)		(31)		$5	$11	(57)		(57)
Franchise and property revenues	150	150	Even		1		446	454	(2)		(1)
Franchise contributions for advertising and other services	87	90	(3)		(3)		264	273	(3)		(3)
Total revenues	$238	$242	(1)		(1)		$715	$738	(3)		(2)

Company restaurant profit	$—	$—	NM		NM		$—	$—	NM		NM
Company restaurant margin %	(6.1)%	(9.0)%	2.9	ppts.	2.9	ppts.	(1.9)%	1.2%	(3.1)	ppts.	(3.1)	ppts.

G&A expenses	$51	$51	2		2		$153	$155	1		2
Franchise and property expenses	9	5	(113)		(107)		19	14	(45)		(45)
Franchise advertising and other services expense	89	91	2		2		270	273	1		1
Operating Profit	$91	$97	(6)		(5)		$278	$292	(5)		(3)

			% Increase (Decrease)
Unit Count	9/30/2024	9/30/2023
Franchise	19,920	19,461	2
Company-owned	7	8	(13)
Total	19,927	19,469	2

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impact of foreign currency translation, was driven by unit growth offset by a franchise same-store sales decline of 4%.

The year to date decrease in Franchise and property revenues, excluding the impact of foreign currency translation, was driven by a franchise same-store sales decline of 5% partially offset by unit growth.

G&A

The quarterly and year to date decreases in G&A, excluding the impact of foreign currency translation, were driven by lower expenses related to our annual incentive compensation programs.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by higher current year bad debt expense and a same-store sales decline, partially offset by unit growth.

The year to date decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by a same-store sales decline and higher current year bad debt expense, partially offset by unit growth.

Habit Burger & Grill Division

The Habit Burger & Grill Division has 381 units, the vast majority of which are in the U.S. The Company owned 84% of the Habit Burger & Grill units in the U.S. as of September 30, 2024.

	Quarter ended				Year to date
			% B/(W)				% B/(W)
	2024	2023	Reported	Ex FX	2024	2023	Reported	Ex FX
System Sales	$161	$163	(1)	(1)	$483	$489	(1)	(1)
Same-Store Sales Growth %	(5)	(5)	N/A	N/A	(6)	(2)	N/A	N/A
Total revenues	$137	$137	(1)	(1)	$408	$411	(1)	(1)
Operating Profit (Loss)	$1	$(2)	122	$122	$(2)	$(4)	44	44

Unit Count	9/30/2024	9/30/2023	% Increase (Decrease)
Franchise	68	67	1
Company-owned	313	302	4
Total	381	369	3

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2024	2023	% B/(W)		2024	2023	% B/(W)
Corporate and unallocated G&A	$(74)	$(68)	(5)		$(249)	$(238)	(4)
Unallocated Company restaurant expenses (See Note 9)	(3)	—	NM		(4)	—	NM
Unallocated Franchise and property expenses	—	1	NM		—	(1)	NM
Unallocated Refranchising gain (loss)	12	19	NM		31	40	NM
Unallocated Other income (expense)	2	(4)	NM		(3)	(13)	NM
Investment income (expense), net (See Note 9)	1	16	NM		(21)	21	NM
Other pension income (expense) (See Note 10)	2	2	NM		5	5	NM
Interest expense, net	(120)	(126)	5		(358)	(381)	6
Income tax benefit (provision) (See Note 7)	(120)	(89)	(34)		(309)	(220)	(40)
Effective tax rate (See Note 7)	23.8%	17.7%	(6.1)	ppts.	22.5%	16.3%	(6.2)	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and Unallocated G&A expense was driven by higher costs associated with our resource optimization program, lapping net insurance recoveries associated with the prior year ransomware attack and higher meeting costs, partially offset by lower current year expenses related to our annual incentive compensation programs and lower share based compensation expense.

The year to date increase in Corporate and Unallocated G&A expense was driven by higher costs associated with our resource optimization program, partially offset by lower current year expenses related to our annual incentive compensation programs, lower share based compensation expense and lapping net costs associated with the prior year ransomware attack.

Interest expense, net

The quarterly decrease in Interest expense, net was primarily driven by lower borrowings.

The year to date decrease in Interest expense, net was primarily driven by lower borrowings and higher interest income.

Consolidated Cash Flows

Net cash provided by operating activities was $1,176 million in 2024 versus $1,155 million in 2023. The increase was primarily driven by an increase in Operating Profit before Special Items, a decrease in interest payments and timing of accounts receivable collections, partially offset by higher income tax payments and an increase in payments related to our resource optimization program.

Net cash used in investing activities was $292 million in 2024 versus $4 million in 2023. The change was primarily driven by outflows in the current year related to the KFC U.K. and Ireland restaurant acquisition, lapping proceeds from the prior year sale of KFC Russia and higher current year purchases of short-term investments, partially offset by current year proceeds arising from the sale of our approximate 5% minority investment in Devyani.

Net cash used in financing activities was $991 million in 2024 versus $921 million in 2023. The change was primarily driven by higher current year share repurchases offset by lower current year net debt repayments.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.3 billion in each of the past five years and we expect that to continue to be the case in 2024. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.5 billion Revolving Facility under our Credit Agreement which had $210 million outstanding as of September 30, 2024. We believe that our ongoing cash from operations, cash on hand, which was approximately $460 million at September 30, 2024, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2023 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of September 30, 2024, approximately 96%, including the impact of interest rate swaps, of our $11 billion of total debt outstanding, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%. We ended the quarter with a consolidated net leverage ratio of 4.1x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of September 30, 2024.

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes			$938	$884	$595	$589		$737				$3,743
Credit Agreement	$5	$21	27	34	1,424	437						1,948
Revolving Facility						210						210
Subsidiary Senior Unsecured Notes				750								750
YUM Senior Unsecured Notes							$800	1,050	$2,100	$325	$275	4,550
Total	$5	$21	$965	$1,668	$2,019	$1,236	$800	$1,787	$2,100	$325	$275	$11,201

See Note 11 for details on the Securitization Notes, the Credit Agreement, Revolving Facility, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes, including a refinancing of the Credit Agreement that took place in April 2024.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The standard is effective for the Company's Annual Report on Form 10-K for fiscal 2024, and subsequent interim periods, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We do not anticipate the impact of the standard will result in significant new disclosures for the Company.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. The standard is effective for the Company's Annual Report on Form 10-K for fiscal 2027, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of the standard on our disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as disclosed below, there were no material changes during the year to date ended September 30, 2024, to the disclosures made in Item 7A of the Company’s 2023 Form 10-K.

Equity Investment Risk

During the quarter ended March 31, 2024, the Company sold its equity ownership interest in Devyani International Limited for pre-tax proceeds of $104 million. As a result, we are no longer exposed to material equity investment risk as of September 30, 2024.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2024.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and subsidiaries (YUM) as of September 30, 2024, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and nine-month periods ended September 30, 2024 and 2023, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 7, 2024

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables provides information as of September 30, 2024, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
7/1/24-7/31/24	336	$128.74	336	$1,957

8/1/24-8/31/24	764	$136.55	764	$1,852

9/1/24-9/30/24	968	$133.28	968	$1,723
Total	2,068	$133.75	2,068	$1,723

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees) of our outstanding Common Stock through December 31, 2026. As of September 30, 2024, we have remaining capacity to repurchase up to $1.7 billion of Common Stock under the May 2024 authorization.

Item 5. Other Information

Securities Trading Plans

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 (c) of Regulation S-K.

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

YUM! BRANDS, INC.
(Registrant)

Date:	November 7, 2024	/s/ David Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)