Form 10-K
period 2024-12-31
YUM BRANDS INC
filed 2025-02-19
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the fiscal year ended	December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2024, computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $37 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. The number of shares outstanding of the registrant’s Common Stock as of February 17, 2025, was 279,101,936 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 15, 2025, are incorporated by reference into Part III.

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

Forward-looking statements can be generally identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on and reflect our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions, projections and/or forward-looking statements include (i) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. The forward-looking statements included in this Form 10-K are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

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

Overview of Business

YUM has over 61,000 restaurants in more than 155 countries and territories primarily operating under the four concepts of KFC, Taco Bell, Pizza Hut and Habit Burger & Grill (the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired food and pizza categories, respectively. Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2024, 98% of our Concepts’ units are operated by independent franchisees or licensees under the terms of franchise or license agreements. The terms franchise or franchisee within this Form 10-K are meant to describe third parties that operate units under either franchise or license agreements.

The following is a brief description of each Concept and a summary of our Concepts’ operations as of and for the year ended December 31, 2024:

	Number of Units	% of Units International	Number of Countries and Territories	% Franchised	System Sales(a) (in Millions)
KFC Division	31,981	89%	150	99%	$34,452
Taco Bell Division	8,757	13%	33	94%	17,193
Pizza Hut Division	20,225	68%	111	99%	13,108
Habit Burger & Grill Division	383	2%	3	17%	713
YUM	61,346	70%	156	98%	$65,466

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

Habit Burger & Grill

The first Habit Burger & Grill restaurant opened in 1969 in Santa Barbara, California. The Habit Burger & Grill restaurant concept is built around a distinctive and diverse menu that includes chargrilled burgers and sandwiches made-to-order over an open flame and topped with fresh ingredients.

Business Strategy

Through our Recipe for Good Growth we intend to deliver iconic restaurant brands and consistently drive better customer experiences, improved unit economics and higher rates of growth. Key enablers include accelerated use of digital and technology, increased collaboration and better leverage of our systemwide scale. This is done through a framework of three pillars: being Loved, Trusted and Connected.

Loved: We grow by delighting customers with craveable food and a distinctive experience. We innovate and elevate our iconic restaurant brands that people trust and champion, resulting in relevant, easy and distinctive brands.

Trusted: We operate responsibly with consistency and efficiency in our restaurants, across our system and in our communities. This includes a commitment to our priorities for social responsibility, risk management and sustainable stewardship of our people, food and planet.

Connected: We use our teamwork, technology and global scale to serve every customer, everywhere, anytime. Our unmatched operating capability allows us to recruit and equip the best restaurant operators in the world to deliver great customer experiences. And our commitment to bold restaurant development drives market and franchise unit expansion with strong economics.

Our unrivaled culture and talent and leading with smart, heart and courage are key to our success, fueling brand performance and franchise success.

Information about Operating Segments

As of December 31, 2024, YUM consists of four operating segments:

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

The Company currently has approximately 1,500 franchisees with whom we have franchise contracts. The Company utilizes both store-level franchise and master franchise programs to grow our businesses. Of our over 60,000 franchised units at December 31, 2024, approximately 35% operate under our master franchise programs, including over 15,400 units in mainland China. The remainder of our franchise units operate under store-level franchise agreements. Under both types of franchise programs, franchisees supply capital by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business. In certain historical refranchising transactions the Company may have retained ownership of land and building and continues to lease them to the franchisee. Store-level franchise agreements typically require payment to the Company of certain upfront fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise agreement and fees paid in the event the franchise agreement is transferred to another franchisee. Franchisees also pay monthly continuing fees based on a percentage of their restaurants’ sales (typically between 4% to 6%) and are required to spend a certain amount to advertise and promote the brand. Under master franchise arrangements, the Company enters into agreements that allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories. Master franchisees are typically responsible for overseeing development within their territories and performing certain other administrative duties with regard to the oversight of sub-franchisees. In exchange, master franchisees retain a certain percentage of fees payable by the sub-franchisees under their franchise agreements and often pay lower fees for the restaurants they operate.

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

Most restaurants in each Concept offer consumers the ability to dine in, carryout and/or have the Concepts’ food delivered either by store-level personnel or third-party delivery services such as aggregators. In addition, Taco Bell, KFC and Habit Burger & Grill offer a drive-thru option in many stores. Pizza Hut offers a drive-thru option on a much more limited basis.

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

Digital and technology are at the core of our Recipe for Good Growth. In recent years the Company has focused on building and acquiring a distinctive set of solutions with next-generation capabilities tailored for our brands and scaling these common digital and technology platforms across the globe. In 2024, we accelerated our technology transformation by integrating our digital and technology teams into a unified global team. Additionally, we have introduced our Byte by Yum! platform, a comprehensive collection of proprietary software as a service and artificial intelligence ("AI") driven products that enables easy operations for team members and improved experiences for customers, while consolidating essential systems into a cohesive, easy-to-manage platform. The Byte by Yum! platform includes online and mobile app ordering, point of sale, kitchen and delivery optimization, menu management, inventory and labor management and team member tools. The implementation of Byte by Yum! is also designed to enable a faster and more impactful adoption of AI by YUM and its brands, and offers franchisees leading technology capabilities with advantaged economics made possible by the scale of YUM all with a goal of unlocking new insights and driving profitable sales growth.

Digital sales include transactions where consumers at system restaurants utilize ordering interaction that is primarily facilitated by automated technology. In 2024, our system restaurants generated digital sales of $33 billion, representing over 50% of overall system sales.

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

In the U.S., the Company, along with the representatives of the Company’s KFC, Taco Bell and Pizza Hut franchisee groups, are members of Restaurant Supply Chain Solutions, LLC (“RSCS”), a third party which is responsible for purchasing certain restaurant products and equipment. Additionally, Habit Burger & Grill entered into a purchasing agreement with RSCS effective July 31, 2020. The core mission of RSCS is to provide the lowest possible sustainable store-delivered prices for restaurant products and equipment.  This arrangement combines the purchasing power of the Company-owned and franchisee restaurants, which the Company believes leverages the system’s scale to drive cost savings and effectiveness in the purchasing function. The Company also believes that RSCS fosters closer alignment of interests and a stronger relationship with our franchisee community.

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third-party distribution companies. In the U.S., McLane Foodservice, Inc. is the distributor for the majority of items used in Company-owned restaurants and for a substantial number of franchisee restaurants.  Outside the U.S., we and our Concepts’ franchisees primarily use decentralized sourcing and distribution systems involving many different global, regional and local suppliers and distributors. Our international franchisees generally select and manage their own third-party suppliers and distributors, subject to our internal standards. All suppliers and distributors are expected to provide products and/or services that comply with all applicable laws, rules and regulations in the state and/or country in which they operate as well as comply with our internal standards.

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

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations. During 2024, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

International Operations.  Our and our Concepts’ franchisees’ restaurants outside the U.S. are subject to national and local laws and regulations which have similarities to those affecting U.S. restaurants but may differ among jurisdictions. Like restaurants in the U.S., restaurants outside the U.S. are subject to certain regulations and tariffs on imported commodities and equipment, laws regulating foreign investment and anti-bribery and anti-corruption laws.

See Item 1A “Risk Factors” of this Form 10-K for a discussion of risks relating to federal, state, local and international regulation of our business.

Human Capital Management

As of December 31, 2024, the Company and its subsidiaries employed approximately 40,000 persons (collectively referred to throughout this filing as "our employees" or "YUM employees"), including approximately 23,000 employees in the U.S. and approximately 17,000 employees outside the U.S. Approximately 85% of our employees work in restaurants while the remainder work in our restaurant-support centers. In the U.S., approximately 85% of our Company-owned restaurant employees are part-time and approximately 40% have been employed by the Company for less than a year. Some of our International employees are subject to labor council relationships whose terms vary due to the diverse countries in which the Company operates.

In addition to the persons employed by the Company and its subsidiaries, our approximately 60,000 franchise restaurants around the world are responsible for the employment of over an estimated 1 million people who work in and support those restaurants. Each year YUM and our franchisees around the world create thousands of restaurant jobs, which are part-time, entry-level opportunities to grow careers at our KFC, Taco Bell, Pizza Hut and Habit Burger & Grill brands. As evidence of the opportunities these positions create, approximately 80% of the Company-owned Restaurant General Managers (“RGMs”)

located in the U.S. have been promoted from other positions in our brands’ restaurants and such RGMs often earn pay greater than the average American household income.

Human capital management considerations are integral to our Recipe for Good Growth strategy, the drivers of which include leveraging our culture and people capability to fuel brand performance and franchise success, as well as recruiting and equipping the best restaurant operators in the world to deliver great customer experiences. Our investment in people includes creating a culture of engagement that attracts, retains and grows the best people and creates high performance in our restaurants. We are also highly focused on building an inclusive culture among our employees, franchisees, suppliers and partners that reflects all of our customers and communities, which we believe provides us with a competitive advantage with respect to the performance of our business. Our commitments and progress towards our vision of culture, opportunity and belonging are reflected below.

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

Food or beverage-borne illnesses (that can be caused by food-borne pathogens such as E. coli, Listeria, Salmonella, Cyclospora and Trichinosis) and food safety issues (such as food tampering, contamination including with respect to allergens or adulteration) have occurred and may occur within our system from time to time. In addition, the health and environmental risks of certain ubiquitous substances (including per-and polyfluoroalkyl substances (PFAS)) commonly found in packaging have been the subject of increased regulatory scrutiny and lawsuits against us and other restaurant companies. Any report linking our or our Concepts’ franchisees’ restaurants, our suppliers or distributors or otherwise involving the types of products used at our restaurants, or linking our competitors, suppliers, distributors or the retail food industry generally, to instances of food- or beverage-borne illness or food safety issues or substances having perceived health or environmental risks could result in adverse publicity and otherwise adversely affect us and possibly lead to consumer complaints, litigation and/or governmental investigations. There is also a risk that we or our Concepts’ franchisees’ restaurants, suppliers or distributors under report food safety incidents or system failures, which could hinder response and tracking of such risks. Moreover, our Concepts’ restaurants' reliance on third-party food suppliers and distributors and increasing reliance on food delivery aggregators may increase the risk that food- or beverage-borne illness incidents and food safety issues could be caused by factors outside of our control. If a customer is believed to have become ill from food or beverage-borne illnesses or as a result of food safety issues, remediation efforts could include temporary closure of restaurants, which could disrupt our operations and adversely affect our reputation, business and/or our growth prospects. The occurrence of food-borne pathogens in restaurant products or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Our business may be adversely affected by adverse public health conditions or the occurrence of other catastrophic or unforeseen events.

If public health conditions related to the coronavirus (“COVID-19”) were to significantly worsen in markets where we conduct significant operations, our business and financial results could be adversely impacted, and we may be unable to effectively respond to any such developments. In addition, our business and/or growth prospects could be adversely impacted by various catastrophic or other unforeseen events (which may be beyond our control), including health epidemics or pandemics, natural disasters, geopolitical events, military conflict, terrorism, political, financial or social instability, boycotts, social or civil unrest, workplace violence, or other events that lead to avoidance of public places or restrictions on public gatherings such as in our and our Concepts’ franchisees’ restaurants, particularly if located in regions where we have significant operations.

In addition, our operations could be disrupted if any employees at our, our Concepts’ franchisees’ restaurants or our business partner employees had or were suspected of having avian flu or swine flu, or other highly communicable illnesses such as hepatitis A or norovirus, since this could require us, our Concepts’ franchisees, or our business partners to quarantine some or all of such employees and close facilities, including restaurants. Prior outbreaks of avian flu have resulted in confirmed human cases and it is possible that outbreaks could reach pandemic levels. Public concern over avian flu may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products, which would adversely affect us given that poultry is widely offered at our Concepts’ restaurants. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact our business.

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

The vast majority (98%) of our restaurants are operated by our Concepts’ franchisees. Our long-term growth depends on maintaining the pace of our new unit growth rate largely through our Concepts’ franchisees. We also rely on master franchisees, who have rights to license to sub-franchisees the right to develop and operate restaurants, to achieve our expectations for new unit development. If our Concepts’ franchisees and master franchisees do not meet our expectations for new unit development, we may not achieve our desired growth.

We have limited control over how our Concepts’ franchisees’ businesses are run, and their inability to operate successfully could adversely affect our operating results through decreased royalties, advertising funds contributions, and fees paid to us for other discrete services we may provide to our Concepts’ franchisees Our control is further limited where we utilize master franchise arrangements, which require us to rely on our master franchisees to enforce sub-franchisee compliance with our operating standards.

If our Concepts’ franchisees fail to adequately capitalize their businesses or incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that franchisees are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy, or the inability to meet development targets or obligations. If any significant franchisee of our Concepts individually or in the aggregate becomes, financially distressed, as has occurred from time to time, our operating results could be impacted through reduced or delayed fee payments that cause us to record bad debt expense and reduced advertising fund contributions, and we could experience reduced new unit development.

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

Franchisee noncompliance with our franchise agreements and/or or brand standards may also adversely impact customer perception of our Concepts’ brands, including by failing to meet health and safety standards, to engage in quality control or maintain product consistency or to comply with cybersecurity requirements, as well as through the participation in improper business practices.

Moreover, franchisee noncompliance with our franchise agreements and/or brand standards may lead to us to terminate franchise agreements and close related stores, which may have an impact on our results. For example, on January 8, 2025, we terminated franchise agreements with the owner and operator of KFC and Pizza Hut restaurants in Turkey after failure to meet our brand standards.

We have franchise relationships that are particularly important to our business due to their scale and/or growth prospects such as our relationship with Yum China, our largest franchisee. In connection with the spin-off of our China business in 2016 into an independent publicly-traded company (the “Separation” or “Yum China spin-off”), we entered into a Master License Agreement (“MLA”) pursuant to which Yum China is the exclusive licensee of the KFC, Taco Bell and Pizza Hut Concepts and their related marks and other intellectual property rights for restaurant services in mainland China. Any failure to realize the expected benefits of key franchise relationships, including with Yum China, may adversely impact our business and growth prospects.

Our growth strategy depends upon our and our franchisees’ ability to successfully open new restaurants and to operate these restaurants profitably.

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

Expansion could also be affected by our Concepts’ franchisees’ willingness to invest capital or ability to obtain financing to construct and open new restaurants. If it becomes more difficult or more expensive for our Concepts’ franchisees to obtain financing to develop new restaurants, or if the perceived return on invested capital is not sufficiently attractive, our expected growth and future financial results could be adversely impacted.

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

Past and potential future strategic transactions may not ultimately create value for us and may harm our reputation and adversely affect our business, growth prospects and financial results. In addition, our investments, including minority investments in certain franchisees, are potentially subject to changes in value, including through impairment, which have caused and could continue to cause, fluctuations in our results of operations.

Risks Related to Operating a Global Business

We have significant exposure to the Chinese market through our largest franchisee, Yum China, which subjects us to risks that could negatively affect our business and/or our growth prospects.

A meaningful portion of our total business, particularly with respect to our KFC Concept, is conducted in mainland China through our largest franchisee, Yum China. We are contractually entitled to receive a 3% sales-based license fee on all Yum China system sales related to our KFC, Taco Bell and Pizza Hut Concepts. Yum China’s business is exposed to risks in mainland China, which include, among others, potential political, financial and social instability, changes in economic conditions (including consumer spending, unemployment levels and ongoing wage and commodity inflation), consumer preferences, the regulatory environment (including uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations), heightened data and cybersecurity risks associated with the conduct of business in China, and food safety related matters (including compliance with food safety regulations and ability to ensure product quality and safety). Any significant or prolonged deterioration in U.S.–China relations, including as a result of changes in U.S.–China foreign policy, trade regimes or trade disputes, or geopolitical developments, could adversely affect our Concepts in mainland China. Additionally, Chinese law regulates Yum China’s business conducted in mainland China, and as such our license fee from the Yum China business is subject to numerous uncertainties based on Chinese laws, regulations and policies, which may change from time to time. If Yum China’s business is harmed or development of our Concepts’ restaurants is slowed in mainland China due to any of these factors, it could negatively impact the license fee paid by Yum China to us, which would negatively impact our financial results.

Our relationship with Yum China is governed primarily by the MLA, as amended from time to time, which may be terminated upon the occurrence of certain events, such as the insolvency or bankruptcy of Yum China. In addition, if we are unable to enforce our intellectual property or contract rights in mainland China, if Yum China is unable or unwilling to satisfy its obligations under the MLA, or if the MLA is otherwise terminated, it could result in an interruption in the operation of our brands that have been exclusively licensed to Yum China for use in mainland China. Disputes over the proper interpretation of the MLA have arisen in the past and may arise from time to time in the future. Such interruption or disputes could cause a delay in, or loss of, the license fee paid to us, which would negatively impact our financial results.

Our global operations subject us to risks that could negatively affect our business.

A significant portion of our Concepts’ restaurants are operated outside of the U.S., and we intend to continue expansion of our global operations. As a result, our and our Concepts’ franchisees’ business and/or growth prospects are increasingly exposed to risks inherent in global operations. These risks, which can vary substantially by country, include political, financial or social instability or conditions, corruption, increasing anti-American sentiment and perception of our Concepts as American brands, social and ethnic unrest, natural disasters, military conflicts and terrorism, as well as exposure to the macroeconomic environment in such markets, the regulatory environment (including the risks of operating in markets in which there are uncertainties regarding the interpretation and enforceability of legal requirements and contract and intellectual property rights), and income and non-income based tax rates and laws. Additional risks include the impact of trade disputes, restrictive actions of foreign or U.S. governmental authorities affecting trade or foreign investment, potential increases in tariffs, import restrictions and controls, sanctions, foreign exchange control regimes (including restrictions on currency conversion), health guidelines and safety protocols, labor costs and conditions, compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws prohibiting bribery of government officials and other corrupt practices, and the laws and policies that govern foreign investment in countries where our Concepts’ restaurants are operated. For example, we have been subject to a regulatory enforcement action in India alleging violation of foreign exchange laws for failure to satisfy conditions of certain operating approvals, such as minimum investment and store build requirements as well as limitations on the remittance of fees outside of the country (see Note 20).

As a result of our global operations, we also have significant exposure to geopolitical events and instability. We have been adversely affected, and may continue to be adversely affected, by events such as the conflict in the Middle East as well as the conflict between Russia and Ukraine, and ongoing geopolitical instability associated therewith. Such conflicts have adversely affected, and may continue to adversely affect our business and operations as result of, among other things, the economic consequences and disruptions from such conflicts, increased energy and supply prices, weaker consumer sentiment for Western brands, consumer reaction to perceived acts or failures to act by us or our Concepts including maintaining operations in countries or regions that are linked to such conflicts, and economic sanctions restricting cross-border commerce. In particular, sales in certain of our markets were adversely impacted in 2024 by the conflict in the Middle East. Given the ongoing and dynamic nature of this conflict, sales may continue to be adversely impacted by the conflict going forward. These risks may be further heightened if current conflicts expand in scope, or other conflicts arise in other areas of the globe.

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

Our results of operations, growth prospects and the value of our assets are affected by fluctuations in currency exchange rates, which have had, and may continue to have adverse effects on our reported earnings. More specifically, an increase in the value of the U.S. dollar, relative to other currencies, such as the Chinese Renminbi (“RMB”), Australian Dollar, the British Pound and the Euro, as well as currencies in certain other markets have had and could continue to have an adverse effect on our reported earnings. Any significant fluctuation in the value of currencies of countries in which we or our Concepts’ franchisees operate, particularly the RMB in China, could materially impact the U.S. dollar value of royalty payments made to us, which could result in lower revenues, could lead to increased costs and lower profitability to us or our Concepts’ franchisees and/or could cause us or our Concepts’ franchisees to increase prices to customers, which could negatively impact sales in these markets and harm our financial results. In addition, the governments in certain countries where our Concepts operate, including China, restrict the conversion of local currency into foreign currencies and, in certain cases, the remittance of currency out of the country. Currency control restrictions on the conversion of other currencies to U.S. dollars or restrictions imposed by countries on cash remittances could cause royalty payments to us to be delayed, remitted only partially or not at all, which could cause us to incur bad debt expense and impact our liquidity.

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

The current cyber threat environment presents increased risk for all companies, including companies in our industry. The cybersecurity risks we face include cyber-attacks involving ransomware and malicious software, advanced persistent threats, social engineering, credential stuffing or distributed denial-of-service attacks and other attempts by malicious threat actors, including nation-state actors, ransomware groups, and others to access, acquire, use, disclose, misappropriate, shut down or manipulate our information, systems, databases, processes and people. In addition, the rapid evolution and increased adoption of AI and other emerging technologies also may heighten our cybersecurity risks by making cyber-attacks and social engineering more difficult to detect, contain and mitigate. Further, the cybersecurity risks we face have increased in recent years due to an increase in the use of and reliance on our digital commerce platforms and products. Moreover, remote working and personal device use further increases the risk of cyber incidents and the improper dissemination of personal or Confidential Information.

We are regularly the target of cyber-attacks and other attempts to breach, or gain unauthorized access to, our systems and databases. Moreover, given the current cyber threat environment, we expect the volume and intensity of cyber-attacks and attempted intrusions to continue to increase. Despite our security measures, we, and the third parties upon which we rely, have experienced security incidents from time to time and we and such third parties will continue to experience such incidents in the future. In particular, on January 18, 2023, we announced a ransomware attack that impacted certain IT Systems which resulted in the closure of fewer than 300 restaurants in one market for one day, temporarily disrupted certain of our affected systems and resulted in data being taken from our network. As disclosed under Part I, Item 1C of this Form10-K, we remain subject to risks and uncertainties as a result of the incident, including as a result of the data that was taken from the Company’s network and putative class actions filed against us in connection with this incident.

There is no assurance that the security measures we take to reduce the risk of such incidents and protect our systems will be sufficient or that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

If our IT Systems or the information systems of any of our franchisees, or other third parties which we interact, such as suppliers, distributors or third-party delivery providers, are disrupted or compromised, in a manner which impacts us or our IT Systems, as a result of a cyber-attack, data or security breach, or other security incident, or if our employees, franchisees, suppliers or vendors fail to comply with applicable laws and regulations or fail to meet contractual and industry standards in connection therewith, any such developments could result in liabilities and penalties, have an adverse impact on our financial results and growth prospects, damage our brands and reputation, cause interruption of normal business operations, cause us to incur substantial costs, result in a loss of consumer confidence and sales and disrupt our supply chain, business and plans. Additionally, such events could result in the loss, misappropriation, corruption or unauthorized access, acquisition, use or disclosure of data or inability to access data, the release of Confidential Information about our operations and subject us to claims, litigation and government enforcement actions. Moreover, any significant cybersecurity event which impacts us or our IT Systems could require us to devote significant management time and resources to address such events, interfere with our pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our IT Systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner.  Further, we are subject to an increasing number of cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, which may create conflicting reporting obligations and inhibit our ability to quickly provide complete and reliable information about cybersecurity incidents to customers, counterparties, and regulators, as well as the public. Additionally, while we maintain insurance coverage designed to address certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. Further, our franchisees may not have insurance coverage (or may have insufficient insurance coverage) designed to cover business interruption losses and/or all types of claims that may arise from cybersecurity risks.

Further, the payment card industry sets controls standards used in the transmission and approval of electronic payment transactions. If we or our Concepts’ franchisees fail to comply with the global Payment Card Industry Data Security Standards or fail to adequately control fraudulent credit card and debit card transactions, we or our Concepts’ franchisees may face civil liability, diminished public perception of our security measures, fines and assessments from the card brands, and significantly higher credit card and debit card related costs, any of which could adversely affect us.

The failure to maintain satisfactory compliance with legal requirements regarding data privacy, data protection and emerging technologies may adversely affect our business and/or growth prospects and subject us to penalties.

Data privacy is subject to frequently changing legal requirements, which sometimes conflict among the various jurisdictions where we and our Concepts’ franchisees do business. We are subject to numerous global laws, including but not limited to, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) and the U.K. General Data Protection Regulations, which impose strict data protection requirements and provide for significant penalties for noncompliance. In addition, an increasing number of states and other jurisdictions in the U.S. where we and our Concepts’ franchisees operate have enacted privacy and data protection requirements. Moreover, the U.S. federal government and a significant number of additional states are considering expanding or passing privacy laws in the near term. These and other newly enacted and evolving legal requirements, have required, and may continue to require, us and our Concepts’ franchisees to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Additionally, state regulatory bodies and other governmental authorities tasked with enforcing new privacy laws are engaging in enforcement investigations and actions. Future enforcement priorities from these bodies may be unclear or changing. While we have established procedures to manage individual privacy requests from consumers and employees intended to ensure compliance with privacy laws, there remains potential residual risk of failure to comply with comprehensive privacy laws passed at the international, federal or state level and this may result in regulatory enforcement action, lawsuits, the imposition of monetary penalties, and damage our reputation.

The Federal Trade Commission (“FTC”) and many state attorneys general are also interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of data. The FTC has also been pursuing privacy as a dedicated enforcement priority, with specialized attorneys seeking enforcement action for violation of US privacy laws including unfair or deceptive practices relating to privacy policies, consumer data collection and processing consent, and digital advertising practices. Moreover, new and changing cross-border data transfer requirements, have required and may continue to require us to incur costs to comply and have impacted the transfer of personal data throughout our organization and to third parties. Additionally, we are subject to increasing legal requirements with respect to the use of AI and machine learning applications and tools (including in relation to hiring and employment practices and in digitally marketing our Concepts), data collected from minors, and biometric information. These legal requirements are rapidly changing and are not consistent across jurisdictions, and our inability to adapt to or comply with such legal requirements may adversely impact us, including as the result of liabilities or penalties as the result of any such non-compliance.

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

Unreliable or inefficient restaurant technology or the failure to successfully implement technology initiatives could adversely impact our business and the overall consumer experience.

We and our Concepts’ franchisees rely heavily on IT Systems to efficiently operate our restaurants and drive the customer experience, sales growth and margin improvement, which may be impacted by our initiatives to implement proprietary technology, as well as third-party technology solutions (including, proprietary and third-party, point-of-sale processing solutions in our restaurants, management of our supply chain, and various other processes and procedures), and gather and leverage data to enhance restaurant operations and improve the customer experience. These IT Systems are subject to damage, interruption or failure due to theft, fire, power outages, telecommunications failure, computer viruses, employee misuse, security breaches, malicious cyber-attacks including the introduction of malware or ransomware or other disruptive behavior by hackers, or other catastrophic events. If our or our Concepts’ franchisees’ IT Systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could result in lost sales, customer or employee dissatisfaction, or negative publicity that could adversely impact our reputation, growth prospects, and financial results.

Moreover, our failure to adequately invest in new technology or adapt to technological advancements and industry trends, particularly with respect to digital commerce capabilities, could result in a loss of customers and related market share. If our Concepts’ digital commerce platforms do not meet customers’ expectations in terms of security, speed, privacy, attractiveness or ease of use, customers may be less inclined to return to such digital commerce platforms, which could negatively impact us and our Concepts’ franchisees. Developing and implementing consumers’ evolving technology demands may place a significant financial burden on us and our Concepts’ franchisees, and our Concepts’ franchisees may have differing views on investment priorities. Our strategic digital and technology initiatives may not be implemented timely or may not achieve the desired results. Failure to adequately manage implementations, updates or enhancements of new technology or interfaces between platforms could place us at a competitive disadvantage, and disrupt and otherwise adversely impact our operations and/or growth prospects. It may be difficult to recruit and retain qualified individuals for these efforts due to intense competition for developers necessary to innovate, develop and implement new technologies for us. Even if we effectively implement and manage these technology initiatives, there is no guarantee that this will result in sales growth or margin improvement.

In particular, we are currently allocating significant resources to accelerate our digital, technology, and innovation capabilities, and as part of this process we have been developing and/or implementing various AI initiatives. The development of such AI initiatives is complex and uncertain, and presents various risks and uncertainties, including as the result of the rapidly evolving legal, regulatory and ethical landscape associated with the use of AI. If we were to fail to successfully or effectively implement AI initiatives, or we encounter other deficiencies or failures in our AI systems or initiatives, this could put us at a competitive disadvantage and result in legal and regulatory risk, and brand or reputational harm.

Certain IT Systems which are managed, hosted, provided and/or used by third parties may also be unreliable or inefficient, and technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems’ operations. Further, if there are issues with the proprietary technology, we may be subject to liability or financial penalties to our Concepts’ franchisees.

Moreover, technology and consumer offerings continue to develop and evolve and we cannot predict consumer or team member acceptance of these existing and new technologies (e.g. automation, AI, new delivery channels) or their impact on our business, and/or our growth prospects, nor can we be certain of our ability to implement or execute such technologies, which could result in loss of sales; dissatisfaction from our customers, employees, or employees of our Concepts’ franchisees; or negative publicity that could adversely impact our reputation or financial results.

There are risks associated with our increasing dependence on digital commerce and delivery platforms to maintain and grow sales.

Customers are increasingly using our internally-owned e-commerce websites and apps, such as kfc.com, tacobell.com, pizzahut.com, habitburger.com, and the KFC, Taco Bell, Pizza Hut and the Habit Burger & Grill apps in several geographies, including the U.S. Our customers also increasingly utilize alternative methods of digital ordering and delivery technology, including apps owned by third-party delivery aggregators and third-party developers and payment processors, to order, pay for and have delivered our Concepts’ products. As a result, our Concepts and our Concepts’ franchisees are increasingly reliant on digital ordering and payment as a sales channel and our business and/or growth prospects could be negatively impacted if we are unable to successfully implement, execute or maintain our consumer-facing digital initiatives, such as delivery, curbside pick-up and mobile carryout, or are otherwise unable to effectively adapt to developments associated with alternative methods of delivery, including advances in digital ordering and delivery technology, autonomous vehicle delivery, and changes in consumer behavior resulting from these developments.

If the third-party aggregators that we utilize for delivery, including marketplace and delivery as a service, cease or curtail their operations, fail to maintain sufficient labor force to satisfy demand, provide poor customer service, materially change fees, access or visibility to our products, or give greater priority or promotions to our competitors, our business may be negatively impacted. In addition, third-party delivery services typically charge restaurants a per order fee, and as such utilizing third-party delivery services may not be as profitable as sales directly to our customers, and may also introduce food quality and customer satisfaction risks outside of our control. The third-party delivery business is also the subject of increased scrutiny from regulators, which may result in additional costs and expenses that the third-party delivery businesses and aggregators may seek to pass through to participating restaurants or otherwise adversely impact such restaurants. These digital ordering and payment platforms used in connection with our restaurants also could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage, inclement weather or natural disasters and have experienced, and may continue to experience, interruptions limiting or delaying customers’ ability to order through such platforms and potentially making customers less inclined to return to such platforms. The rapid acceleration in growth of digital sales has placed additional stress on those platforms that are more reliant upon legacy technology, such as certain platforms used by Pizza Hut, which may result in more frequent and potentially more severe interruptions. Moreover, our reliance on multiple digital commerce platforms to support our global footprint, multiple Concepts and highly franchised business model could increase our vulnerability to cyber-attacks and/or security breaches and could necessitate additional expenditures as we endeavor to consolidate and standardize such platforms.

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

In addition, social media is frequently used by our Concepts or Concepts’ franchisees to communicate with customers and the public. Failure by our Concepts or Concepts’ franchisees to use social media effectively or appropriately, particularly as compared to our Concepts’ competitors, could lead to a decline in brand reputation, brand value, customer visits and revenue. Social media is also increasingly used to compel companies to express public positions on issues and topics not directly related to their core business, which could prove controversial or divisive to consumers and result in lost sales or a misallocation of resources. In addition, laws and regulations, including FTC enforcement, are rapidly evolving to govern social media platforms and communications. A failure of us, our employees, our Concepts’ franchisees or third parties acting at our direction or on our behalf, or others perceived to be associated with us or our Concepts’ franchisees, to abide by applicable laws and regulations regarding the use of social media, or to appropriately use social media, could adversely impact our Concepts’ brands, our reputation and our business, result in negative publicity, or subject us or our Concepts’ franchisees to fines, other penalties or litigation. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our Concepts’ brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. Further, with the increase in the use of AI and social media outlets, adverse publicity impacting a company, whether warranted or not, can be disseminated quickly and broadly without context or vetting for accuracy, making it increasingly difficult for companies to effectively respond.

Failure to protect our trademarks or other intellectual property could harm our Concepts’ brands and overall business and/or growth prospects.

We regard our registered trademarks (e.g., Yum®, KFC®, Taco Bell®, Pizza Hut® and The Habit®), unregistered trademarks, copyrightable works, inventions, software, domain names, and trade secrets related to our restaurant businesses as having significant value and being important to our marketing efforts. Our trademarks, many of which are registered in various jurisdictions, create brand awareness and help build goodwill among our customers.

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

Our brands may also be targets of infringement claims that could interfere with the use of certain names, trademarks, works of authorship, and/or the proprietary know-how, inventions, recipes, or trade secrets used in our business. Defending against such claims can be costly, and as a result of defending such claims, we may be prohibited from using such intellectual property or proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, growth prospects, reputation and financial results.

Risks Related to Our Supply Chain and Employment

Shortages or interruptions in the availability and delivery of food, equipment and other supplies may increase costs or reduce revenues.

The products sold or used by our Concepts and their franchisees are sourced from a wide variety of suppliers although certain products and equipment have limited suppliers, which increases our reliance on those suppliers. We, along with our Concepts’ franchisees, are also dependent upon third parties to make frequent deliveries of food products, equipment and supplies that meet our specifications at competitive prices. We have experienced from time to time, and may continue to experience, supply chain disruptions and shortages or interruptions in the supply or distribution of food items, equipment and other supplies to our Concepts’ restaurants, which have adversely affected and may continue to adversely affect our business. Future shortages or disruptions could also be caused by factors such as natural disasters, health epidemics and pandemics, social unrest, the impacts of climate change, inaccurate forecasting of customer demand, problems in production or distribution, restrictions on imports or exports including due to trade disputes or restrictions, the inability of vendors to obtain credit, political instability in the countries in which the suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards or requirements, transitioning to new suppliers or distributors, product quality issues or recalls, inflation, labor unrest or work stoppages, food safety warnings or advisories, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms.

In addition, in the U.S., the Company and the Company’s KFC, Taco Bell and Pizza Hut franchisee groups are members of Restaurant Supply Chain Solutions, LLC (“RSCS”), which is a third party responsible for purchasing certain restaurant products and equipment. Habit Burger & Grill entered into a purchasing agreement with RSCS in 2020. RSCS manages our relationship with McLane Foodservice, Inc. (“McLane”) which serves as the largest distributor for the Company’s KFC, Taco Bell and Pizza Hut Concepts in the U.S. RSCS and McLane both have certain contractual rights to terminate the relevant distribution contract upon a specified notice period. Any failure or inability of our significant suppliers or distributors to meet their respective service requirements or any termination of relevant agreements without a notice period sufficient to enable an appropriate transition, could result in shortages or interruptions in the availability of food and other supplies.

The loss of key personnel, labor shortages and increased labor costs could adversely affect our business.

Much of our future success depends on the continued availability and service of senior management personnel. The loss or failure to engage in adequate succession planning of any of our executive officers or other key senior management personnel could harm our business and/or our growth prospects.

In addition, our restaurant operations are highly service-oriented, and our success depends in part on our and our Concepts’ franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. Our Concepts and their franchisees have experienced and may continue to experience increased labor shortages and employee turnover at many restaurants and increased competition for qualified employees, given ongoing challenging labor market conditions. These labor market conditions and the ongoing inflationary environment in markets where we operate have increased in recent years, and may continue to increase, the labor costs for our

Concepts and their franchisees, including due to the payment of higher wages to attract or retain qualified employees (including franchisee management, restaurant managers and other crew members) and due to increased overtime costs to meet demand. Moreover, there may be a long-term trend toward higher wages in emerging markets as well as various other markets. In addition, increases in labor costs have also been driven by, and may continue to be driven by regulatory requirements to raise minimum wages, including in connection with the increases in minimum wages that have recently been enacted in various jurisdictions. For example, effective April 1, 2024, California's Assembly Bill No. 1228 (“AB 1228”) raised the minimum wage to $20 an hour beginning April 2024 for workers at quick service restaurants in the state that are part of brands that have more than 60 establishments nationwide. AB 1228 also created an advisory-only council with powers to enact additional minimum wage increases and to recommend that state agencies enact additional health, safety and employment standards for quick service restaurants. AB 1228 has increased, and is expected to continue to increase the operating costs for our Concepts’ restaurants in California, and may otherwise adversely impact and disrupt our operations in California.

The inability to recruit and retain a sufficient number of qualified individuals at the store level, coupled with increased labor rates, may result in reduced operating hours, have a negative impact on service or customer experience, delay our planned use, development or deployment of technology, impact planned openings of new restaurants, or result in closures of existing restaurants by us and our Concepts’ franchisees, any of which could adversely affect our business. In addition, our Concepts and their franchisees have been, and will continue to be, subject to the risk of increasing union activity in the restaurant space. In the event of a strike, work slowdown or other labor unrest, the ability to adequately staff at the store level could be impaired, which could adversely impact our operations and distract management from focusing on our business and strategic priorities.

An increase in food prices and other operating costs may have an adverse impact on our business and/or our growth prospects.

Our and our Concepts’ franchisees’ businesses depend on reliable sources of large quantities of raw materials such as proteins (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Raw materials purchased for use in our Concepts’ restaurants are subject to price volatility caused by fluctuations in aggregate supply and demand, or other external conditions, such as weather and climate conditions, (which may be exacerbated by climate change), energy costs or natural events or disasters that affect expected harvests of such raw materials, taxes and tariffs (including potential tariffs or other adverse impacts resulting from restrictive trade policies or trade disputes), industry demand, inflationary conditions, labor shortages, transportation issues, fuel costs, food safety concerns, product recalls, governmental regulation and other factors, all of which are beyond our control and in many instances are unpredictable. While inflationary conditions have somewhat abated in recent periods, we have recently experienced and expect to continue to experience, an increase in the price of various raw materials and other operating costs (such as rent and energy costs) as well as increased volatility in such prices and costs, which has adversely affected, and may continue to adversely affect our results of operations. In addition, a significant increase in gasoline prices could result in the imposition of fuel surcharges by our distributors.

We and/or our Concepts’ franchisees have taken, and may continue to take, certain actions as a result of inflationary increases in food and other operating costs noted above, including by increasing food prices beyond typical pricing patterns at certain of our Concepts’ restaurants, attempting to negotiate favorable pricing terms with our suppliers and/or shifting to suppliers with more favorable pricing where feasible, and utilizing forward contracts and commodity futures and options contracts where possible to hedge commodity prices. However, because we and our Concepts’ franchisees provide competitively priced food, we have not always been able to pass through to our customers the full amount of our cost increases or otherwise fully mitigate the cost increases experienced by us or our Concepts’ franchisees. If we and our Concepts’ franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, our and our Concepts’ franchisees’ profit margins and return on invested capital may be adversely impacted. Moreover, many customers at our Concepts’ restaurants are sensitive to price increases, and to the extent that we raise menu prices to offset these costs, this could result in decreased consumer demand and adversely affect our business.

Risks Related to our Concepts’ Brands and Reputation

Our success depends substantially on our corporate reputation and on the value and perception of our brands.

Our success depends in large part upon our ability and our Concepts’ franchisees’ ability to maintain and enhance our corporate reputation and the value and perception of our brands, and a key aspect of our growth strategy is based on enhancing the perception of our restaurant brands. Brand value is based in part on consumer perceptions regarding a variety of subjective factors, including the nutritional content and preparation of our food, our ingredients, food safety, our business practices, including with respect to how we source commodities, and our pricing (including price increases and discounting). Consumer acceptance of our offerings is subject to change and some changes can occur rapidly. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that may affect perceptions of our

Concepts’ brands generally or relative to alternatives. The retail food industry has also been subject to scrutiny and claims that the menus and practices of restaurant chains have led to customer health issues, such as weight gain and other adverse effects. Publicity about these matters (particularly directed at the quick service and fast-casual segments of the retail food industry) may harm our Concepts’ reputations and adversely affect our business. Moreover, this scrutiny could lead to increased regulation of the content or marketing of our products, including legislation or regulation taxing and/or regulating food with high-fat, sugar and salt content, or foods otherwise deemed to be “unhealthy,” which may increase costs of compliance and remediation to us and our Concepts’ franchisees. Additionally, if the demand for offerings at our Concepts’ restaurants and other fast-casual or quick service segments of the retail food industry decreases or shifts as a result of wellness trends or changing dietary preferences, including as a result of developments in or increased adoption of weight loss medications, our business and/or financial results may be adversely impacted.

In addition, business or other incidents, whether isolated or recurring, and whether originating from us, our Concepts’ restaurants, franchisees, competitors, governments, suppliers or distributors, can significantly reduce brand value and consumer perception, particularly if the incidents receive considerable publicity or result in litigation or investigations. For example, the reputation of our Concepts’ brands could be damaged by negative publicity, or claims or perceptions (whether real or perceived) regarding the quality, safety or reputation of our products, suppliers, distributors or franchisees; that we, founders of our Concepts, our Concepts’ franchisees or other business partners have acted or are acting in an unethical, illegal, racially-biased or socially irresponsible manner, are not fostering an equitable, inclusive and diverse environment or have an actual or perceived allegiance towards one community over another, including with respect to the service and treatment of customers at our Concepts’ restaurants, and our or our Concepts’ franchisees’ treatment of employees; Company action or brand imagery; misconduct by any of our or our Concepts’ franchisees’ employees; utilization of emerging technologies such as AI; or a real or perceived failure of corporate governance. Any such developments could adversely impact the perception of our Concepts’ brands or our products, reduce consumer demand for our products or otherwise adversely impact us.

We cannot guarantee that franchisees or other third parties with licenses to use our intellectual property will not take actions that may harm the value of our intellectual property. Whilst franchisee use of our Concepts’ trademarks are governed through franchise agreements and we monitor use of our trademarks by both franchisees and third parties, franchisees or other third parties may use our trademarks in ways, or may refer to or make statements about our Concepts’ brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our Concepts’ brands or place our Concepts’ brands in a context that may tarnish their reputation. Moreover, unauthorized third parties, including our Concepts’ current and former franchisees, may use our intellectual property to trade on the goodwill of our Concepts’ brands, resulting in consumer confusion or brand dilution.

Our ability to reach consumers and drive results is heavily influenced by brand marketing and advertising and our ability to adapt to evolving consumer preferences, including developing and launching new and innovative products and offerings. Our marketing and advertising programs may not be as successful as intended, or may not be as successful as our competitors, which may adversely affect our reputation and business. In addition, any decisions we may make to collaborate or cease to collaborate with certain endorsers or marketing partners in light of actions taken or statements made by them could seriously harm our brand image with consumers, and, as a result, could have an adverse effect on our reputation and financial results.

We and our Concepts’ franchisees are subject to heightened and evolving expectations and requirements with respect to social and environmental sustainability matters, which expose us and our Concepts’ franchisees to numerous risks.

There has been an increased focus, including from investors, the public and governmental and nongovernmental authorities, on environmental, social and governance (“ESG”) matters, such as climate change, greenhouse gases, packaging and waste, human rights, diversity, sustainable supply chain practices, animal health and welfare, deforestation, land, energy and water use and other corporate responsibility matters. At the same time, other stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectation with respect to sustainability initiatives, including so-called anti-ESG legislation or policies. Further, we and our Concepts’ franchisees are and may become subject to changing rules and regulations promulgated by governmental and self-regulatory organizations with respect to ESG matters. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, an increase in expenses and management focus associated with satisfying such regulations and expectations. As a result of these expectations and evolving requirements, as well as our commitment to social and environmental sustainability matters, we may continue to establish or expand goals, commitments or targets, and take actions to meet such goals, commitments and targets. These goals could be difficult and expensive to implement for us and our Concepts’ franchisees, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we or our Concepts’ franchisees may be criticized for the accuracy, adequacy or completeness of disclosures. Further, these goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, assumptions that are subject to change, and other risks and uncertainties, many of which are outside of our control. If our or our Concepts’ franchisees’ data, processes and reporting with respect to social and environmental matters are incomplete or inaccurate, or if we or our Concepts’ franchisees fail to achieve progress with respect to these goals on a timely basis, consumer and investor trust in our brands may suffer. In addition, some third parties (including ESG groups) may object to the scope or nature of our social and environmental program initiatives or goals, or any revisions to these initiatives or goals (or those of our Concepts’ franchisees), which could give rise to negative responses by governmental actors (such as retaliatory legislative actions) or consumers (such as boycotts, lawsuits or negative publicity campaigns) that could adversely affect us or our brand value.

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

We are regularly involved in legal proceedings, which include regulatory claims or disputes by claimants such as franchisees, suppliers, employees, customers, governments and others related to operational, commercial, foreign exchange, tax, franchise, contractual or employment issues. These claims or disputes may relate to personal injury, employment, real estate, environmental, tort, intellectual property, false advertising, breach of contract, technology services, data privacy, securities, consumer protection, derivative and other litigation matters. See the discussion of legal proceedings in Note 20 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Plaintiffs often seek recovery of large or indeterminate amounts, and lawsuits are subject to inherent uncertainties (some of which are beyond the Company’s control). We may also be adversely affected by unfavorable rulings or developments in cases we are not involved in. Moreover, regardless of whether any such lawsuits have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend, may divert resources and management attention, and may negatively impact our financial results. With respect to insured claims, a judgment for damages in excess of any insurance coverage could adversely affect our financial condition and/or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our Concepts’ reputations, which could adversely affect our financial results.

Changes in, or non-compliance with, legal requirements may adversely affect our business operations, growth prospects or financial condition.

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
•Various laws related to employment, including the U.S. Fair Labor Standards Act and similar laws, which govern matters such as minimum wages, and overtime; the U.S. Family and Medical Leave Act and similar laws which provide protected leave rights to employees and laws related to workplace health and safety, meal and rest breaks, non-discrimination, non-harassment, whistleblower protections, and other terms and conditions of employment.
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

•Laws relating to information and data security, privacy, cashless payments, consumer protection, and the use of AI and other emerging technologies.
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
•Public company compliance, disclosure and governance matters.

We may also be adversely impacted by legal developments resulting in broader standards for determining when two or more entities may be found to be joint employers of the same employees under laws such as the National Labor Relations Act (the “NLRA”). In this regard, a rule issued by the National Labor Relations Board (“NLRB”) in 2023 addressing the joint-employer test under the NLRA, which would have provided for more expansive joint employer standards, is not in effect after having been vacated by a federal district court in 2024. However, if any governmental authority such as the NLRB were to adopt and implement a broader joint employer standard in the future under laws such as the NLRA in a manner that was determined to be applicable to franchise relationships, we or our Concepts could be liable or held responsible for unfair labor practices and other violations and could be required to engage in collective bargaining with representatives of the employees of our Concepts’ franchisees. In addition to the foregoing, many states (including California) have enacted or are considering legislation regarding, or otherwise increased their focus on, the misclassification of independent contractors, which could have an adverse impact on and disrupt the operations of our Concepts' restaurants in other ways, such as costs relating to delivery aggregators or certain staff augmentation models.

Any failure or alleged failure to comply with applicable laws or regulations or related standards or guidelines, or publicity associated therewith, could adversely affect our reputation, global expansion efforts, growth prospects and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. In addition, the compliance costs associated with complying with new or existing legal requirements could be substantial.

Tax matters, including changes in tax rates or laws, disagreements with taxing authorities, imposition of new taxes and our restructurings could impact our financial results and growth prospects.

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

In addition, if jurisdictions in which we or our Concepts operate enact tax legislation, modify tax treaties and/or increase audit scrutiny, it could increase our taxes and have an adverse impact on our financial results and growth prospects. For example, the Organization for Economic Cooperation and Development (the “OECD”), the E.U. and other countries (including countries in which we operate) have enacted or committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives. In particular, the OECD’s Pillar Two initiative provides for a 15% global minimum tax applied on a country-by-country basis. These proposals have been or are expected to be implemented in many jurisdictions in which we operate, and we anticipate an increase in the burdens related to the tax compliance and reporting costs as a result of these developments.

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

Risks Related to Consumer Discretionary Spending and Macroeconomic Conditions

Our business may be adversely impacted by changes in consumer discretionary spending and macroeconomic conditions, including inflationary pressures and elevated interest rates, in markets in which we operate.

As a company dependent upon consumer discretionary spending, we (and our Concepts’ franchisees) are sensitive to macroeconomic conditions and consumer discretionary spending levels in markets where we and our Concepts’ franchisees operate. Some of the factors that may impact discretionary consumer spending and macroeconomic conditions include unemployment and underemployment rates, fluctuations in disposable income, the price of gasoline, other inflationary pressures, higher taxes, reduced access to credit, elevated interest rate levels, stock market performance and changes in consumer confidence and cost consciousness. In this regard, we and our Concepts’ franchisees have been adversely impacted by, and may continue to be adversely impacted by, negative macroeconomic conditions in certain markets where we and our Concepts’ franchisees operate, including impacts from increased commodity prices and other inflationary pressures, elevated interest rates, challenging labor market conditions, ongoing geopolitical instability, changes in political conditions, supply chain disruption, and increases in real estate costs in certain domestic and international markets. Any significant deterioration in current negative macroeconomic conditions in markets where we operate, or any recovery therefrom that is significantly slower than anticipated, could have an adverse effect on our business, growth prospects, financial conditions, or results of operations. In addition, negative macroeconomic conditions or other adverse business developments may result in future asset impairment charges. Moreover, if negative macroeconomic conditions result in significant disruptions to capital and financial markets, or negatively impact our credit ratings, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity and capital structure could be adversely impacted.

Risks Related to Competition

The retail food industry is highly competitive.

Our Concepts’ restaurants compete with international, national and regional restaurant chains as well as locally-owned restaurants, and the industry in which we operate is highly competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives, customer service reputation, restaurant location and attractiveness and maintenance of properties, management and hourly personnel and qualified franchisees. Moreover, if we are unable to successfully respond to changing consumer or dietary preferences, if our marketing efforts and/or launch of new products are unsuccessful, or if our Concepts’ restaurants are unable to compete successfully with other retail food outlets, our and our Concepts’ franchisees’ businesses and/or our growth prospects could be adversely affected. We also face ongoing competition due to convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition has also increased from and been enabled by delivery aggregators and other food delivery services in recent years, particularly in urbanized areas, and such competition is expected to continue to increase. Finally, not all of our competitors may seek to establish environmental or sustainability goals comparable to ours, which could result in lower supply chain or operating costs for our competitors. Increased competition and other competitive factors could have an adverse effect on our business or development plans.

Risks Related to Our Indebtedness

Our level of indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of December 31, 2024, our total outstanding short-term borrowings and long-term debt was approximately $11.4 billion. Subject to the limits contained in the agreements governing our outstanding indebtedness, we may incur additional debt from time to time, which would increase the risks related to our level of indebtedness. Our level of indebtedness could have important potential consequences, including, but not limited to:

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
•making it more difficult for us to repay, refinance or satisfy our debt obligations;
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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2024 fiscal year and that remain unresolved.

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

To supplement our own internal processes and controls, we regularly engage consultants and other third parties as part of our Program, including to periodically:

•Test our information security defenses and to perform external penetration assessments; and
•Review and assess the Program and its maturity

We also have processes to oversee and identify material cybersecurity risks associated with our use of third-party service providers and their information systems. As part of these processes, we conduct cybersecurity due diligence around significant third-party service providers who access our information technology systems before their engagement. We require third-party service providers to promptly notify us of any actual or suspected breach impacting our data or operations. Additionally, we obtain Type 1 and Type 2 System and Organization Controls (“SOC”) 2 reports on an annual basis from vendors that host our significant financial applications to aid in our assessment of information security risk associated with our relationship with the host vendor. If a host vendor is not able to provide a SOC 2 report, we take additional steps to assess information security risk associated with the relationship.

The vast majority (98%) of our restaurants are owned and operated by franchisees who themselves are at risk of cyber-attacks or security incidents. Whilst some of those franchisees do operate their restaurants utilizing the Company’s networks and systems, many use networks and systems which they manage themselves. In such instances, there is limited direct connectivity between the networks that the Company manages and the networks which our franchisees manage. We have established minimum information security standards for our franchisees through our Franchise Agreement Policy Manuals and Brand Standards and those minimum information security standards are in the process of being adopted.

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

At a management level, our Program is led by our CISO, who reports to the Company’s Chief Digital and Technology Officer. Our CISO has expertise in cybersecurity risk management through, among other things, over 30 years of information security experience, prior CISO and security leadership positions at other public companies, and certain technology and information security matters certifications. Additionally, we have a formal data privacy management committee made up of privacy professionals, operational experts and specialist legal counsel which is overseen by our Chief Legal Officer.

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

In addition, under the Plan, we have established a cross-functional management group comprised of our Chief Legal Officer, Chief Financial Officer, Chief Digital and Technology Officer, Vice President Internal Audit, Chief Compliance Officer, Senior Vice President Finance & Corporate Controller and CISO. The Plan provides that any cybersecurity incident that is elevated for the review of the Response Team will also be reviewed by this group to determine whether any such incident is material for securities laws purposes and whether public disclosure is required or advisable in connection therewith, following any necessary consultation with the Company’s senior management, Disclosure Committee, Audit Committee and/or Board of Directors.

Our CISO and Chief Digital and Technology Officer advise the Audit Committee at least four times a year, and the Board of Directors regularly, on our management and oversight of information security risks and data protection risks. The Audit Committee also receives periodic updates on data privacy from members of management within our data privacy group in addition to the regular updates from our CISO. The Audit Committee provides a summary to the full Board at each regular Board meeting of the information security risk review together with any other risk related subjects discussed at the Audit Committee meeting.

Item 2.	Properties.

As of year end 2024, the Company’s Concepts owned land, building or both for 362 restaurants worldwide in connection with the operation of our 1,311 Company-owned restaurants. These restaurants are further detailed as follows:

•The KFC Division owned land, building or both for 100 restaurants.
•The Taco Bell Division owned land, building or both for 260 restaurants.
•The Pizza Hut Division owned land, building or both for 2 restaurants.

The Company currently also owns land, building or both related to approximately 425 franchise restaurants that it leases to franchisees and leases land, building or both related to approximately 200 franchise restaurants that it subleases to franchisees, principally in the U.S., United Kingdom, Australia and Germany.

Company-owned restaurants in the U.S. with leases are generally leased for initial terms of 10 to 20 years and generally have renewal options. Company-owned restaurants outside the U.S. with leases have initial lease terms and renewal options that vary by country.

The KFC Division and Pizza Hut Division corporate headquarters and a KFC and Pizza Hut research facility in Plano, Texas are owned by Pizza Hut. A leased building in Irvine, California contains the Taco Bell Division and the Habit Burger & Grill Division corporate headquarters and a Taco Bell research facility. The YUM corporate headquarters and a KFC research facility in Louisville, Kentucky are owned by KFC. Additional information about the Company’s properties is included in the Consolidated Financial Statements in Part II, Item 8.

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

Not applicable.

Executive Officers of the Registrant.

The executive officers of the Company as of February 19, 2025, and their ages and current positions as of that date are as follows:

David Gibbs, 61, is Chief Executive Officer of YUM a position he has held since January 2020. Prior to that, he served as President and Chief Operating Officer from August 2019 to December 2019, as President, Chief Financial Officer and Chief Operating Officer from January 2019 to August 2019 and as President and Chief Financial Officer from May 2016 to December 2018. Prior to these positions, he served as Chief Executive Officer of Pizza Hut Division from January 2015 to April 2016. From January 2014 to December 2014, Mr. Gibbs served as President of Pizza Hut U.S. Prior to this position, Mr. Gibbs served as President and Chief Financial Officer of Yum! Restaurants International, Inc. (“YRI”) from May 2012 through December 2013. Mr. Gibbs served as Chief Financial Officer of YRI from January 2011 to April 2012. He was Chief Financial Officer of Pizza Hut U.S. from September 2005 to December 2010.

Erika Burkhardt, 51, is Chief Legal Officer and Corporate Secretary of YUM. She has served in this position since November 2024. Prior to that, she served as Associate General Counsel of YUM from July 2020 to November 2024 where she oversaw the Company’s trademark and employment law teams. She has been with the Company since 2004, including as Pizza Hut U.S. Human Resources & Litigation Counsel and Vice President, Brand Protection.

Aaron Powell, 53, is Chief Executive Officer of Pizza Hut Division, a position he has held since September 2021. Before joining YUM, Mr. Powell served in various positions at Kimberly-Clark from September 2007 to August 2021. Prior to joining Kimberly-Clark, he served in various positions at Bain & Company and Proctor & Gamble.

David Russell, 55, is Senior Vice President, Finance and Corporate Controller of YUM. He has served as YUM’s Corporate Controller since February 2011 and as Senior Vice President, Finance since February 2017. Prior to serving as Corporate Controller, Mr. Russell served in various positions at the Vice President level in the YUM Finance Department, including Controller-Designate from November 2010 to February 2011 and Vice President, Assistant Controller from January 2008 to December 2010.

Sabir Sami, 57, is Chief Executive Officer of KFC Division, a position he has held since January 2022. He has informed the Company that he plans to resign as Chief Executive Officer of KFC Division on March 1, 2025. From January 2020 to December 2021 he served in a dual role as KFC Division Chief Operating Officer and Managing Director of KFC Asia. Prior to this, from April 2013 to December 2019, he was Managing Director for the KFC Middle East, North Africa, Pakistan and Turkey markets. Before joining YUM in 2009, Mr. Sami served in various leadership roles at Procter & Gamble, the Coca-Cola Company and Reckitt Benckiser.

Tracy Skeans, 52, is Chief Operating Officer and Chief People & Culture Officer of YUM. She has served as Chief Operating Officer since January 2021 and Chief People & Culture Officer since January 2016. She also served as Chief Transformation Officer from November 2016 to December 2020. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From July 2009 to September 2011, she served as Director of Human Resources for Pizza Hut U.S and was on the Pizza Hut U.S. Finance team from September 2000 to June 2009.

Sean Tresvant, 54, is Chief Executive Officer of Taco Bell Division. He joined Taco Bell in January 2022 as the Global Chief Brand Officer. In February 2023, he was elevated to Global Chief Brand & Strategy Officer, and in January 2024 he became Chief Executive Officer. He is also Vice Chairman of the Taco Bell Foundation. Previously he spent 15 years at Nike, most recently as Chief Marketing Officer of the Jordan Brand.

Christopher Turner, 50, is Chief Financial and Franchise Officer of YUM. He has served as Chief Financial Officer since August 2019 and Chief Franchise Officer since November 2024. Before joining YUM, he served as Senior Vice President and General Manager in PepsiCo’s retail and e-commerce businesses with Walmart in the U.S. and more than 25 countries and across PepsiCo’s brands from December 2017 to July 2019. Prior to leading PepsiCo’s Walmart business, he served in various positions including Senior Vice President of Transformation for PepsiCo’s Frito-Lay North America business from July 2017 to December 2017 and Senior Vice President of Strategy for Frito-Lay from February 2016 to June 2017. Prior to joining PepsiCo, he was a partner in the Dallas office of McKinsey & Company, a strategic management consulting firm.

Additionally, the following executive officer of the Company has been appointed:

Scott Mezvinsky, 49, is President of Taco Bell North America and International, a position he has held since December 2023. Effective March 1, 2025, he will become the Chief Executive Officer of KFC Division. Prior to his current role, he served as President of Taco Bell North America from September 2023 to December 2023, as Managing Director of Taco Bell North America from February 2023 to September 2023 and as Global Chief Strategy & Financial Officer for Taco Bell from February 2021 to February 2023. Since joining the Company in 2004, Mr. Mezvinsky has served in various positions at KFC and YUM, including General Manager of KFC Iberia, as well as roles in the KFC Latin America and Caribbean market, including Chief Development Officer and Vice President, Development and Operations.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividend Policy

The Company’s Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange (“NYSE”).

As of February 17, 2025, there were 32,381 registered holders of record of the Company’s Common Stock.

In 2024, the Company declared and paid four cash dividends of $0.67 per share. In February 2025, the Company’s Board of Directors declared a dividend of $0.71 per share to be distributed March 7, 2025, to shareholders of record at the close of business on February 21, 2025. Future decisions to pay cash dividends continue to be at the discretion of the Company’s Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Company’s Board of Directors consider relevant.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2024, with respect to shares of Common Stock repurchased by the Company during the quarter then ended. In May, 2024, our Board of Directors authorized share repurchases of up to $2.0 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of December 31, 2024, we have remaining capacity to repurchase up to $1.6 billion of Common Stock under this authorization.

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
10/1/24 - 10/31/24	717	$135.00	717	$1,627
11/1/24 - 11/30/24	24	$133.10	24	$1,623
12/1/24 - 12/31/24	107	$131.77	107	$1,609
Total	848	$134.54	848

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Discretionary Sector Index, a peer group that includes YUM, for the period from December 31, 2019 to December 31, 2024. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2019, and that all cash dividends were reinvested.

	12/31/2019	12/30/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024
YUM	$100	$110	$143	$134	$140	$146
S&P 500	$100	$118	$152	$125	$157	$197
S&P Consumer Discretionary	$100	$133	$166	$104	$149	$193

Source of total return data: Bloomberg

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Yum! Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company”, “YUM”, “we”, “us” or “our”) franchise or operate a system of over 61,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and Habit Burger & Grill (collectively, the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style food and pizza categories, respectively. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 61,000 restaurants, 98% are operated by franchisees.

As of December 31, 2024, YUM consists of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger & Grill Division which includes our worldwide operations of the Habit Burger & Grill concept

Through our Recipe for Good Growth we intend to deliver iconic restaurant brands and consistently drive better customer experiences, improved unit economics and higher rates of growth. Key enablers include accelerated use of digital and technology, increased collaboration and better leverage of our systemwide scale. This is done through a framework of three pillars: being Loved, Trusted and Connected.

Loved: We grow by delighting customers with craveable food and a distinctive experience. We innovate and elevate our iconic restaurant brands that people trust and champion, resulting in relevant, easy and distinctive brands.

Trusted: We operate responsibly with consistency and efficiency in our restaurants, across our system and in our communities. This includes a commitment to our priorities for social responsibility, risk management and sustainable stewardship of our people, food and planet.

Connected: We use our teamwork, technology and global scale to serve every customer, everywhere, anytime. Our unmatched operating capability allows us to recruit and equip the best restaurant operators in the world to deliver great customer experiences. And our commitment to bold restaurant development drives market and franchise unit expansion with strong economics.

Our unrivaled culture and talent and leading with smart, heart and courage are key to our success, fueling brand performance and franchise success.

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

•Targets a consolidated net leverage ratio that balances shareholder returns, cost of capital and flexibility against various risk factors; and

•Maximizes shareholder return through a combination of paying a competitive dividend and returning excess free cash flow through share repurchases.

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

•System sales, System sales excluding the impacts of foreign currency translation (“FX”) and, in 2024, System sales excluding FX and the 53rd week for our U.S. subsidiaries and certain international subsidiaries that operate on a weekly periodic calendar, reflect the results of all restaurants regardless of ownership, including Company-owned and franchise restaurants. Sales at franchise restaurants typically generate ongoing franchise and license fees for the Company at a rate of 3% to 6% of sales. Increasingly, customers are paying a fee to a third party to deliver or facilitate the ordering of our Concepts’ products. We also include in System sales any portion of the amount customers pay these third parties for which the third party is obligated to pay us a license fee as a percentage of such amount. Franchise restaurant sales and fees paid by customers to third parties to deliver or facilitate the ordering of our Concepts’ products are not included in Company sales on the Consolidated Statements of Income; however, any resulting franchise and license fees we receive are included in the Company’s revenues. We believe System sales growth is useful to investors as a significant indicator of the overall strength of our business as it incorporates our primary revenue drivers, Company and franchise same-store sales as well as net new unit growth.

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

•Diluted Earnings Per Share ("EPS") excluding Special Items (as defined below) and, in 2024, Diluted EPS excluding Special Items and the 53rd week;

•Effective Tax Rate excluding Special Items and, in 2024, Effective Tax Rate excluding Special Items and the 53rd week;

•Core Operating Profit and, in 2024, Core Operating Profit excluding the 53rd week. Core Operating Profit excludes Special Items and FX and we use Core Operating Profit for the purposes of evaluating performance internally;

•Net Income excluding Special Items and, in 2024, Net Income excluding Special Items and the 53rd week;

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

Company restaurant profit is defined as Company sales less Company restaurant expenses, both of which appear on the face of our Consolidated Statements of Income. Company restaurant expenses include those expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, cost of restaurant-level labor, rent, depreciation and amortization of restaurant-level assets and advertising expenses incurred by and on behalf of that Company restaurant. Company restaurant margin as a percentage of sales (“Company restaurant margin %”) is defined as Company restaurant profit divided by Company sales. We use Company restaurant profit for the purposes of internally evaluating the performance of our Company-owned restaurants and we believe Company restaurant profit provides useful information to investors as to the profitability of our Company-owned restaurants. In calculating Company restaurant profit, the Company excludes revenues and expenses directly associated with our franchise operations as well as non-restaurant-level costs included in General and administrative expenses, some of which may support Company-owned restaurant operations. The Company also excludes restaurant-level asset impairment and closures expenses, which have historically not been significant, from the determination of Company restaurant profit as such expenses are not believed to be indicative of ongoing operations. Further, while we generally include depreciation and amortization of restaurant-level assets within Divisional Company restaurant expenses used to derive Divisional Company restaurant profit, we record amortization of reacquired franchise rights arising from acquisition accounting within Corporate and unallocated Company restaurant expenses as such amortization is not believed to be indicative of ongoing Divisional results as well as to enhance comparability of acquired stores’ margins with those of existing restaurants within Divisional results. Company restaurant profit and Company restaurant margin % as presented may not be comparable to other similarly titled measures of other companies in the industry.

Certain performance metrics and non-GAAP measurements are presented excluding the impact of FX. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the FX impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

For 2024 we provided System sales excluding FX and the 53rd week, Core Operating Profit excluding the 53rd week, Net Income excluding Special Items and the 53rd week, Diluted EPS excluding Special Items and the 53rd week and Effective Tax Rate excluding Special Items and the 53rd week to further enhance the comparability given the 53rd week that was part of our fiscal calendar in 2024.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. For discussion of our results of operations for 2023 compared to 2022, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024.

2024 financial highlights:

	% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+3	(2)	+7	+4	+6
Taco Bell Division	+8	+4	+2	+11	+11
Pizza Hut Division	(1)	(4)	+2	(5)	(3)
Worldwide	+4	(1)	+4	+4	+9

Results Excluding 53rd Week in 2024 (% Change)
	System Sales, ex FX	Core Operating Profit
KFC Division	+3	+5
Taco Bell Division	+6	+9
Pizza Hut Division	(1)	(4)
Worldwide	+3	+8

Additionally:

•Foreign currency translation negatively impacted Divisional Operating Profit by $28 million for the year ended December 31, 2024. This included a negative impact to our KFC Division Operating Profit of $22 million for the year ended December 31, 2024.

	2024	2023	% Change
GAAP EPS	$5.22	$5.59	(7)
Special Items EPS	$(0.26)	$0.42	NM
EPS Excluding Special Items	$5.48	$5.17	+6

•Gross unit openings for the year were 4,535 units resulting in 2,757 net new units.

•Full-year EPS excluding Special Items and 53rd Week was $5.39.

Worldwide

GAAP Results

	Amount			% B/(W)
	2024	2023	2022	2024		2023
Company sales	$2,552	$2,142	$2,072	19		3
Franchise and property revenues	3,295	3,247	3,096	1		5
Franchise contributions for advertising and other services	1,702	1,687	1,674	1		1
Total revenues	7,549	7,076	6,842	7		3

Company restaurant expenses	$2,120	$1,774	$1,745	(20)		(2)
G&A expenses	1,181	1,193	1,140	1		(5)
Franchise and property expenses	134	123	123	(8)		(1)
Franchise advertising and other services expense	1,711	1,683	1,667	(2)		(1)
Refranchising (gain) loss	(34)	(29)	(27)	NM		NM
Other (income) expense	34	14	7	NM		NM
Total costs and expenses, net	5,146	4,758	4,655	(8)		(2)
Operating Profit	2,403	2,318	2,187	4		6

Investment (income) expense, net	21	(7)	(11)	NM		NM
Other pension (income) expense	(7)	(6)	9	NM		NM
Interest expense, net	489	513	527	5		3
Income before income taxes	1,900	1,818	1,662	5		9
Income tax provision	414	221	337	(88)		35
Net Income	$1,486	$1,597	$1,325	(7)		21

Diluted EPS(a)	$5.22	$5.59	$4.57	(7)		23
Effective tax rate	21.8%	12.1%	20.3%	(9.7)	ppts.	8.2	ppts.

(a)See Note 4 for the number of shares used in this calculation.

Performance Metrics

				% Increase (Decrease)
Unit Count	2024	2023	2022	2024	2023
Franchise	60,035	57,691	54,371	4	6
Company-owned	1,311	1,017	990	29	3
Total	61,346	58,708	55,361	4	6

	2024	2023	2022
Same-Store Sales Growth (Decline) %	(1)	6	4
System Sales Growth %, reported	3	8	2
System Sales Growth %, excluding FX	4	10	6
System Sales Growth %, excluding FX and 53rd week	3	N/A	N/A

Our system sales breakdown by Company and franchise sales was as follows:

	Year
	2024	2023	2022
Consolidated
Company sales(a)	$2,552	$2,142	$2,072
Franchise sales	62,914	61,647	57,211
System sales	65,466	63,789	59,283
Negative (Positive) Foreign Currency Impact(b)	638	1,169	N/A
System sales, excluding FX	66,104	64,958	59,283
Impact of 53rd week	(568)	N/A	N/A
System sales, excluding FX and the 53rd Week	$65,536	$64,958	$59,283

KFC Division
Company sales(a)	$801	$484	$491
Franchise sales	33,651	33,379	30,625
System sales	34,452	33,863	31,116
Negative (Positive) Foreign Currency Impact(b)	515	965	N/A
System sales, excluding FX	34,967	34,828	31,116
Impact of 53rd week	(171)	N/A	N/A
System sales, excluding FX and the 53rd Week	$34,796	$34,828	$31,116

Taco Bell Division
Company sales(a)	$1,155	$1,069	$1,002
Franchise sales	16,038	14,846	13,651
System sales	17,193	15,915	14,653
Negative (Positive) Foreign Currency Impact(b)	(1)	(3)	N/A
System sales, excluding FX	17,192	15,912	14,653
Impact of 53rd week	(279)	N/A	N/A
System sales, excluding FX and the 53rd Week	$16,913	$15,912	$14,653

Pizza Hut Division
Company sales(a)	$8	$14	$21
Franchise sales	13,100	13,301	12,832
System sales	13,108	13,315	12,853
Negative (Positive) Foreign Currency Impact(b)	124	207	N/A
System sales, excluding FX	13,232	13,522	12,853
Impact of 53rd week	(107)	N/A	N/A
System sales, excluding FX and the 53rd Week	$13,125	$13,522	$12,853

Habit Burger & Grill Division
Company sales(a)	$588	$575	$558
Franchise sales	125	121	103
System sales	713	696	661
Negative (Positive) Foreign Currency Impact(b)	—	—	N/A
System sales, excluding FX	713	696	661
Impact of 53rd Week	(11)	N/A	N/A
System sales, excluding FX and the 53rd Week	$702	$696	$661

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	2024	2023	2022
Core Operating Profit Growth %	9	12	5
Core Operating Profit Growth %, excluding the 53rd week	8	N/A	N/A
Diluted EPS Growth %, excluding Special Items	6	14	1
Diluted EPS Growth %, excluding Special Items and the 53rd week	4	N/A	N/A
Effective Tax Rate excluding Special Items	23.6%	20.6%	20.9%
Effective Tax Rate excluding Special Items and the 53rd week	23.5%	N/A	N/A

	2024	2023	2022
Company restaurant profit	$432	$368	$327
Company restaurant margin %	16.9%	17.2%	15.8%

	Year
	2024	2023	2022
Reconciliation of GAAP Operating Profit to Core Operating Profit and Core Operating Profit, excluding the 53rd Week
Consolidated
GAAP Operating Profit	$2,403	$2,318	$2,187
Detail of Special Items:
(Gain) loss associated with market-wide refranchisings(a)	1	5	—
Operating (profit) loss impact from decision to exit Russia(b)	—	11	(44)
Charges associated with resource optimization(c)	79	21	11
German acquisition and Turkey termination-related costs(d)	61	—	—
Other Special Items (Income) Expense	—	2	—
Special Items (Income) Expense - Operating Profit	141	39	(33)
Negative (Positive) Foreign Currency Impact on Operating Profit	28	49	N/A
Core Operating Profit	2,572	2,406	2,154
Impact of 53rd Week Operating Profit	(36)	N/A	N/A
Core Operating Profit, excluding the 53rd Week	$2,536	$2,406	$2,154

Special Items as shown above were recorded to the financial statement line items identified below:
	Year
	2024	2023	2022
Consolidated Statement of Income Line Item
Franchise and property revenues	$18	$—	$—
General and administrative expenses	84	28	19
Franchise and property expenses	—	1	6
Refranchising (gain) loss	1	5	—
Other (income) expense	38	5	(58)
Special Items (Income) Expense - Operating Profit	$141	$39	$(33)

KFC Division
GAAP Operating Profit	$1,363	$1,304	$1,198
Negative (Positive) Foreign Currency Impact	22	41	N/A
Core Operating Profit	1,385	1,345	1,198
Impact of 53rd Week	(9)	N/A	N/A
Core Operating Profit, excluding the 53rd Week	$1,376	$1,345	$1,198

Taco Bell Division
GAAP Operating Profit	$1,049	$944	$850
Negative (Positive) Foreign Currency Impact	—	—	N/A
Core Operating Profit	1,049	944	850
Impact of 53rd Week	(21)	N/A	N/A
Core Operating Profit, excluding the 53rd Week	$1,028	$944	$850

Pizza Hut Division
GAAP Operating Profit	$373	$391	$387
Negative (Positive) Foreign Currency Impact	6	8	N/A
Core Operating Profit	379	399	387
Impact of 53rd Week	(5)	N/A	N/A
Core Operating Profit, excluding the 53rd Week	$374	$399	$387

Habit Burger & Grill Division
GAAP Operating Profit (Loss)	$—	$(14)	$(24)
Negative (Positive) Foreign Currency Impact	—	—	N/A
Core Operating Profit (Loss)	—	(14)	(24)
Impact of 53rd Week	(1)	N/A	N/A
Core Operating Profit (Loss), excluding the 53rd Week	$(1)	$(14)	$(24)

Reconciliation of GAAP Net Income to Net Income excluding Special Items and Net Income excluding Special Items and the 53rd week
GAAP Net Income	$1,486	$1,597	$1,325
Special Items (Income) Expense - Operating Profit	141	39	(33)
Special Items (Income) Expense - Interest Expense, net(e)	—	—	28
Special Items Tax (Benefit) Expense(f)	(66)	(161)	(8)
Net Income excluding Special Items	1,561	1,475	1,312
Impact of 53rd Week	(25)	—	—
Net Income excluding Special Items and the 53rd Week	$1,536	$1,475	$1,312

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items and Diluted EPS excluding Special Items and the 53rd Week
Diluted EPS	$5.22	$5.59	$4.57
Less Special Items Diluted EPS	(0.26)	0.42	0.04
Diluted EPS excluding Special Items	5.48	5.17	4.53
Less Impact of 53rd Week	0.09	—	—
Diluted EPS excluding Special Items and the 53rd Week	$5.39	$5.17	$4.53

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items and Effective Tax Rate excluding Special Items and the 53rd Week
GAAP Effective Tax Rate	21.8%	12.1%	20.3%
Impact on Tax Rate as a result of Special Items	(1.8)%	(8.5)%	(0.6)%
Effective Tax Rate excluding Special Items	23.6%	20.6%	20.9%
Impact on Tax Rate as a result of the 53rd Week	0.1%	N/A	N/A
Effective Tax Rate excluding Special Items and the 53rd Week	23.5%	20.6%	20.9%

(a)Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the years ended December 31, 2024 and 2023, we recorded net refranchising losses of $1 million and $5 million, respectively, that have been reflected as Special Items.

Additionally, during the years ended December 31, 2024, 2023 and 2022, we recorded net refranchising gains of $35 million, $34 million and $27 million, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings that we believe are indicative of our expected ongoing refranchising activity.

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

(c)Charges related to a resource optimization program initiated in the third quarter of 2020. See Note 5. Due to their scope and size, the charges over the life of the program, which have primarily resulted from severance associated with positions that have been eliminated or relocated and consultant fees, are being recorded within Corporate and unallocated G&A and have been reflected as Special Items.

(d)On January 8, 2025, we terminated our franchise agreements with franchisee IS Gida A.S. (IS Gida), the owner and operator of KFC and Pizza Hut restaurants in Turkey and a subsidiary of IS Holding A.S. (IS Holding), after failure by IS Gida to meet our standards. The termination affects 284 KFC restaurants and 254 Pizza Hut restaurants in Turkey. We also re-acquired the master franchise rights in Germany for KFC and Pizza Hut from the owner of IS Holding in December 2024. There is no impact in Germany from the termination in Turkey. As a result, we recorded charges of $37 million to Unallocated Other (income) expense, $18 million to Unallocated Franchise and property revenues and $6 million to Corporate and unallocated General and administrative expenses consisting primarily of transaction costs associated with the German acquisition and termination-related costs associated with the Turkey business in the year ended December 31, 2024, that have been reflected as Special Items.

(e)Amounts recorded in connection with redemptions of long-term debt. See Note 5. Due to their size and the fact that they are not indicative of our ongoing interest expense, these amounts have been reflected as Special Items.

(f)The below table includes the detail of Special Items Tax (Benefit) Expense:

	Year
	2024	2023	2022
Tax (Benefit) Expense on Special Items Operating Profit and Interest Expense	$(28)	$(8)	$2
Tax (Benefit) Expense - Other Income tax impacts from decision to exit Russia	—	(7)	72
Tax (Benefit) - Intra-entity transfers and valuations of intellectual property	(32)	(183)	(82)
Tax (Benefit) Expense - Other Income tax impacts recorded as Special	(6)	37	—
Special Items Tax (Benefit) Expense	$(66)	$(161)	$(8)

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

Special Items Tax (Benefit) Expense includes $32 million, $183 million and $82 million of tax benefit recorded in the years ended December 31, 2024, 2023 and 2022 respectively, associated with intra-entity transfers and valuations of certain IP rights.

•The benefit recorded in the year ended December 31, 2024, resulted primarily from the tax liquidation of certain subsidiaries in Israel and Australia as well as the intra-entity transfer of software from those subsidiaries to subsidiaries in the U.S.

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

Other Income Tax impacts recorded as Special in the year ended December 31, 2023 included $41 million of expense associated with a correction in the timing of capital loss utilization related to refranchising gains previously recorded as Special Items to tax years with a lower statutory tax rate.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit

	2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,363	$1,049	$373	$—	$(382)	$2,403
Less:
Franchise and property revenues	1,685	997	622	9	(18)	3,295
Franchise contributions for advertising and other services	613	708	378	3	—	1,702
Add:
General and administrative expenses	363	199	219	54	346	1,181
Franchise and property expenses	63	33	34	4	—	134
Franchise advertising and other services expense	610	708	390	3	—	1,711
Refranchising (gain) loss	—	—	—	—	(34)	(34)
Other (income) expense	(3)	(1)	(16)	10	44	34
Company restaurant profit (loss)	$98	$283	$—	$59	(8)	$432
Company sales	$801	$1,155	$8	$588	—	$2,552
Company restaurant margin %	12.2%	24.4%	(0.6)%	10.1%	N/A	16.9%

	2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,304	$944	$391	$(14)	$(307)	$2,318
Less:
Franchise and property revenues	1,698	918	622	9	—	3,247
Franchise contributions for advertising and other services	648	654	383	2	—	1,687
Add:
General and administrative expenses	383	204	221	59	326	1,193
Franchise and property expenses	72	32	15	3	1	123
Franchise advertising and other services expense	648	644	389	2	—	1,683
Refranchising (gain) loss	—	—	—	—	(29)	(29)
Other (income) expense	6	—	(11)	10	9	14
Company restaurant profit	$67	$252	$—	$49	$—	$368
Company sales	$484	$1,069	$14	$575	$—	$2,142
Company restaurant margin %	13.7%	23.7%	0.1%	8.5%	N/A	17.2%

	2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,198	$850	$387	$(24)	$(224)	$2,187
Less:
Franchise and property revenues	1,645	837	607	7	—	3,096
Franchise contributions for advertising and other services	698	598	376	2	—	1,674
Add:
General and administrative expenses	390	191	211	51	297	1,140
Franchise and property expenses	69	33	13	2	6	123
Franchise advertising and other services expense	684	599	382	2	—	1,667
Refranchising (gain) loss	—	—	—	—	(27)	(27)
Other (income) expense	67	(2)	(10)	4	(52)	7
Company restaurant profit	$65	$236	$—	$26	$—	$327
Company sales	$491	$1,002	$21	$558	$—	$2,072
Company restaurant margin %	13.2%	23.6%	(2.2)%	4.7%	N/A	15.8%

Items Impacting Reported Results and/or Reasonably Likely to Impact Future Results

The following items impacted reported results in 2024 and/or 2023 and/or are reasonably likely to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

Extra Week in 2024

Fiscal 2024 included a 53rd week for all of our U.S. and certain international subsidiaries that operate on a period calendar. See Note 2 for additional details related to our fiscal calendar. The following table summarizes the estimated impact of the 53rd week on Revenues and Operating Profit for the year ended December 31, 2024. The 53rd week in 2024 favorably impacted Diluted EPS by approximately $0.09 per share.

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Revenues
Company sales	$16	$21	$—	$9	$46
Franchise and property revenues	8	16	6	—	30
Franchise contributions for advertising and other services	4	11	5	—	20
Total revenues	$28	$48	$11	$9	$96

Operating Profit
Franchise and property revenues	$8	$16	$6	$—	$30
Franchise contributions for advertising and other services	4	11	5	—	20
Restaurant profit	3	7	—	1	11
Franchise for advertising and other services expenses	(4)	(11)	(5)	—	(20)
G&A expenses	(2)	(2)	(1)	—	(5)
Operating Profit	$9	$21	$5	$1	$36

Middle East Conflict

During the fourth quarter of 2023, certain of our markets, principally in our KFC and Pizza Hut Divisions, began being impacted by a military conflict in the Middle East region. Our sales continued to be impacted during 2024, most significantly in markets across the Middle East, Malaysia and Indonesia. The impact in these markets represented an approximate one-point headwind to YUM's overall same-store sales growth in the year ended December 31, 2024. Additionally, we believe we experienced conflict-related impacts in a broader set of markets and trade areas, though such amounts are difficult to precisely quantify.

In a few isolated cases, the scale and duration of these sales impacts have affected the financial health of our less scaled or less well-capitalized franchisees, particularly those whose restaurants have been most heavily impacted. On January 8, 2025, we terminated our franchise agreements with franchisee IS Gida A.S. (IS Gida), the owner and operator of KFC and Pizza Hut restaurants in Turkey and a subsidiary of IS Holding A.S. (IS Holding), after failure by IS Gida to meet our standards. The termination affects 284 KFC restaurants and 254 Pizza Hut restaurants in Turkey, which will be reflected as a reduction in the Company’s reported unit counts at the end of the first quarter of 2025. We also re-acquired the master franchise rights in Germany for KFC and Pizza Hut from the owner of IS Holding in December 2024. There is no impact in Germany from the termination in Turkey. We recorded a charge of approximately $61 million in the year ended December 31, 2024, consisting primarily of transaction costs associated with the German acquisition and termination-related costs associated with the Turkey business. Due to issues specific to this franchisee and market, the recent sales in the Turkey restaurants were significantly below the global average sales per restaurant for each brand. As a result, the loss of royalties from the store closures will have no material impact to the Company’s Core Operating Profit in 2025 and beyond. We are actively searching for the right franchise partner to reopen the Turkey market and drive future success.

While we began to see some recovery in the markets most impacted by the Middle East conflict in the fourth quarter of 2024, the conflict is ongoing, and its dynamic nature makes it difficult to forecast any impacts on the Company’s 2025 revenues, operating profit, including the impacts of any bad debt expense, and unit count with any certainty.

Investment in Devyani

During the quarter ended March 31, 2024, we sold our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, for pre-tax proceeds of $104 million. Changes in the fair value of our ownership interest in Devyani prior to the date of sale resulted in pre-tax investment losses of $20 million in the year ended December 31, 2024 and pre-tax investment income of $8 million and $11 million in the years ended December 31, 2023 and 2022, respectively.

KFC Division

The KFC Division has 31,981 units, 89% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of the end of 2024.

				% B/(W)						% B/(W)
				2024						2023
	2024	2023	2022	Reported		Ex FX		Ex FX and 53rd Week in 2024		Reported		Ex FX
System Sales	$34,452	$33,863	$31,116	2		3		3		9		12
Same-Store Sales Growth (Decline) %	(2)%	7%	4%	N/A		N/A		N/A		N/A		N/A

Company sales	$801	$484	$491	66		64		60		(2)		2
Franchise and property revenues	1,685	1,698	1,645	(1)		1		Even		3		6
Franchise contributions for advertising and other services	613	648	698	(5)		(6)		(6)		(7)		(6)
Total revenues	$3,099	$2,830	$2,834	10		10		9		Even		2

Company restaurant profit	$98	$67	$65	48		47		43		2		7
Company restaurant margin %	12.2%	13.7%	13.2%	(1.5)	ppts.	(1.4)	ppts.	(1.5)	ppts.	0.5	ppts.	0.6	ppts.

G&A expenses	$363	$383	$390	5		5		6		2		2
Franchise and property expenses	63	72	69	13		12		12		(5)		(6)
Franchise advertising and other services expense	610	648	684	6		6		7		5		4
Operating Profit	$1,363	$1,304	$1,198	4		6		5		9		12

				% Increase (Decrease)
Unit Count	2024	2023	2022	2024	2023
Franchise	31,513	29,680	27,541	6	8
Company-owned	468	220	219	113	—
Total	31,981	29,900	27,760	7	8

Company sales and Company restaurant margin %

In 2024, the increase in Company sales, excluding the impacts of foreign currency translation and the 53rd week, was driven by the KFC U.K. and Ireland restaurant acquisition (see Note 3) in the second quarter of 2024, partially offset by a Company same-store sales decline of 3%.

In 2024, the decrease in Company restaurant margin percentage was driven by higher labor and restaurant operating costs, partially offset by commodity deflation.

Franchise and property revenues

In 2024, Franchise and property revenues, excluding the impacts of foreign currency translation and the 53rd week, were flat as unit growth was offset by a franchise same-store sales decline of 2% and a 1% negative impact from the KFC U.K. and Ireland restaurant acquisition.

G&A

In 2024, the decrease in G&A, excluding the impacts of foreign currency translation and the 53rd week, was driven by lower expenses related to our annual incentive compensation programs, lower travel related costs, refranchising and the impact of the sale of our KFC Russia business in 2023, partially offset by higher expenses related to the operation of acquired KFC U.K. and Ireland restaurants.

Operating Profit

In 2024, the increase in Operating Profit, excluding the impacts of foreign currency translation and the 53rd week, was driven by unit growth and lower G&A, partially offset by a same-store sales decline.

Taco Bell Division

The Taco Bell Division has 8,757 units, 87% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of the end of 2024.

				% B/(W)						% B/(W)
				2024						2023
	2024	2023	2022	Reported		Ex FX		Ex FX and 53rd Week in 2024		Reported		Ex FX
System Sales	$17,193	$15,915	$14,653	8		8		6		9		9
Same-Store Sales Growth %	4%	5%	8%	N/A		N/A		N/A		N/A		N/A

Company sales	$1,155	$1,069	$1,002	8		8		6		7		7
Franchise and property revenues	997	918	837	9		9		7		10		10
Franchise contributions for advertising and other services	708	654	598	8		8		7		9		9
Total revenues	$2,860	$2,641	$2,437	8		8		7		8		8

Company restaurant profit	$283	$252	$236	12		12		9		7		7
Company restaurant margin %	24.4%	23.7%	23.6%	0.7	ppts.	0.7	ppts.	0.6	ppts.	0.1	ppts.	0.1	ppts.

G&A expenses	$199	$204	$191	3		3		4		(7)		(7)
Franchise and property expenses	33	32	33	(3)		(3)		(2)		4		4
Franchise advertising and other services expense	708	644	599	(10)		(10)		(8)		(7)		(7)
Operating Profit	$1,049	$944	$850	11		11		9		11		11

				% Increase (Decrease)
Unit Count	2024	2023	2022	2024	2023
Franchise	8,253	8,081	7,754	2	4
Company-owned	504	483	464	4	4
Total	8,757	8,564	8,218	2	4

Company sales and Company restaurant margin %

In 2024, the increase in Company sales, excluding the impacts of the 53rd week, was driven by company same-store sales growth of 3% and unit growth.

In 2024, the increase in Company restaurant margin percentage, excluding the impacts of the 53rd week, was driven by same-store sales growth partially offset by higher labor costs, commodity inflation and an increase in other restaurant operating costs.

Franchise and property revenues

In 2024, the increase in Franchise and property revenues, excluding the impacts of the 53rd week, was driven by franchise same-store sales growth of 4% and unit growth.

G&A

In 2024, the decrease in G&A, excluding the impacts of the 53rd week, was driven by lower share-based compensation and lower expenses related to our annual incentive compensation programs partially offset by higher digital and technology expenses.

Operating Profit

In 2024, the increase in Operating Profit, excluding the impacts of the 53rd week, was driven by same-store sales growth, unit growth and lower G&A partially offset by higher restaurant operating costs.

Pizza Hut Division

The Pizza Hut Division has 20,225 units, 68% of which are located outside the U.S. Over 99% of the Pizza Hut Division units were operated by franchisees as of the end of 2024. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands.

				% B/(W)						% B/(W)
				2024						2023
	2024	2023	2022	Reported		Ex FX		Ex FX and 53rd Week in 2024		Reported		Ex FX
System Sales	$13,108	$13,315	$12,853	(2)		(1)		(1)		4		5
Same-Store Sales Growth (Decline) %	(4)%	2%	Even	N/A		N/A		N/A		N/A		N/A

Company sales	$8	$14	$21	(45)		(45)		(47)		(33)		(33)
Franchise and property revenues	622	622	607	Even		1		Even		3		4
Franchise contributions for advertising and other services	378	383	376	(1)		(1)		(3)		2		2
Total revenues	$1,008	$1,019	$1,004	(1)		(1)		(2)		1		2

Company restaurant profit	$—	$—	$—	NM		NM		NM		NM		NM
Company restaurant margin %	(0.6)%	0.1%	(2.2)%	(0.7)	ppts.	(0.7)	ppts.	(0.8)	ppts.	2.3	ppts.	2.3	ppts.

G&A expenses	$219	$221	$211	1		1		2		(5)		(5)
Franchise and property expenses	34	15	13	(122)		(121)		(118)		(16)		(15)
Franchise advertising and other services expense	390	389	382	Even		Even		1		(2)		(2)
Operating Profit	$373	$391	$387	(5)		(3)		(4)		1		3

				% Increase (Decrease)
Unit Count	2024	2023	2022	2024	2023
Franchise	20,202	19,859	19,013	2	4
Company-owned	23	7	21	NM	(67)
Total	20,225	19,866	19,034	2	4

Franchise and property revenues

In 2024, Franchise and property revenues, excluding the impacts of foreign currency translation and the 53rd week, were flat, as a franchise same-store sales decline of 4% was offset by unit growth.

G&A

In 2024, the decrease in G&A, excluding the impacts of foreign currency translation and the 53rd week, was driven by lower expenses related to our annual incentive compensation programs, partially offset by higher salaries and benefits.

Operating Profit

In 2024, the decrease in Operating Profit, excluding the impacts of foreign currency translation and the 53rd week, was driven by higher bad debt expense and a same-store sales decline, partially offset by unit growth.

Habit Burger & Grill Division

The Habit Burger & Grill Division has 383 units, the vast majority of which are in the U.S. The Company owned 84% of the Habit Burger & Grill units in the U.S. as of the end of 2024.

				% B/(W)			% B/(W)
				2024			2023
	2024	2023	2022	Reported	Ex FX	Ex FX and 53rd Week in 2024	Reported	Ex FX
System Sales	$713	$696	$661	2	2	1	6	6
Same-Store Sales Growth (Decline) %	(4)%	(3)%	(1)%	N/A	N/A	N/A	N/A	N/A

Total revenues	$600	$586	$567	2	2	1	3	3
Operating Profit (Loss)	$—	$(14)	$(24)	99	99	90	42	42

				% Increase (Decrease)
Unit Count	2024	2023	2022	2024	2023
Franchise	67	71	63	(6)	13
Company-owned	316	307	286	3	7
Total	383	378	349	1	8

Corporate & Unallocated

				% B/(W)
(Expense)/Income	2024	2023	2022	2024		2023
Corporate and unallocated G&A	$(346)	$(326)	$(297)	(6)		(10)
Unallocated Company restaurant expenses (See Note 19)	(8)	—	—	NM		NM
Unallocated Franchise and property revenues (See Note 19)	(18)	—	—	NM		NM
Unallocated Franchise and property expenses	—	(1)	(6)	NM		NM
Unallocated Refranchising gain (loss) (See Note 5)	34	29	27	NM		NM
Unallocated Other income (expense) (See Note 19)	(44)	(9)	52	NM		NM
Investment income (expense), net (See Note 5)	(21)	7	11	NM		NM
Other pension income (expense) (See Note 15)	7	6	(9)	NM		NM
Interest expense, net	(489)	(513)	(527)	5		3
Income tax provision (See Note 18)	(414)	(221)	(337)	(88)		35
Effective tax rate (See Note 18)	21.8%	12.1%	20.3%	(9.7)	ppts.	8.2	ppts.

Corporate and unallocated G&A

In 2024, the year to date increase in Corporate and unallocated G&A expense was driven by higher costs associated with our resource optimization program (see Note 5), partially offset by lower current year expenses related to our annual incentive compensation programs, lower share based compensation expense and lapping net costs related to the prior year ransomware attack.

Interest expense, net

The decrease in Interest expense, net for 2024 was primarily driven by lower average outstanding borrowings and higher interest income.

Consolidated Cash Flows

Net cash provided by operating activities was $1,689 million in 2024 versus $1,603 million in 2023. The increase was primarily driven by an increase in Operating Profit before Special Items, partially offset by higher income tax payments and an increase in payments related to our resource optimization program.

Net cash used in investing activities was $422 million in 2024 versus $107 million in 2023. The change was primarily driven by outflows in the current year related to the KFC U.K. and Ireland restaurant acquisition, lapping proceeds from the prior year sale of KFC Russia and current year purchases of short-term investments, partially offset by current year proceeds arising from the sale of our approximate 5% minority investment in Devyani.

Net cash used in financing activities was $1,163 million in 2024 versus $1,429 million in 2023. The change was primarily driven by net borrowings in the current year as compared to net debt repayments in the prior year, partially offset by higher current year share repurchases.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.4 billion in each of the past four years and we expect that to continue to be the case in 2025. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. Subject to market conditions, we expect to maintain our consolidated net leverage ratio at its current level of approximately 4.0x Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over the medium term by issuing incremental debt as our business grows. As a result, we plan to deliver materially higher capital returns going forward as compared to the past two years when we were using significant amounts of excess cash to reduce our debt outstanding.

To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.5 billion Revolving Facility under our Credit Agreement (see Note 11) which had $350 million outstanding as of December 31, 2024. We believe that our ongoing cash from operations, cash on hand, which was approximately $600 million at December 31, 2024, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months. Borrowings under our Revolving Facility in 2024 had original maturities of three months or less.

Our material cash requirements include the following contractual and other obligations.

Debt Obligations and Interest Payments

As of December 31, 2024, approximately 96%, including the impact of interest rate swaps, of our $11.0 billion of total debt outstanding, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years, and as mentioned above, we expect to maintain our net leverage ratio at approximately 4.0x EBITDA over the medium term by issuing incremental debt as our business grows. We currently have credit ratings of BB (Standard & Poor’s)/Ba2 (Moody’s).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of December 31, 2024.

	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes		$938	$884	$595	$589		$737				$3,743
Credit Agreement	$21	27	34	1,424	438						1,944
Revolving Facility					350						350
Subsidiary Senior Unsecured Notes			750								750
YUM Senior Unsecured Notes						$800	1,050	$2,100	$325	$275	4,550
Total	$21	$965	$1,668	$2,019	$1,377	$800	$1,787	$2,100	$325	$275	$11,337

Interest payments on the outstanding long-term debt in the table above total approximately $2.7 billion, with approximately $500 million due within the next twelve months on the outstanding amounts on a nominal basis. The estimated interest payments related to the variable rate portion of our debt, net of our interest rate swaps, are based on current Secured Overnight Financing Rate (“SOFR”) interest rates.

See Note 11 for details on the Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

Operating and Finance Leases

Payments required under our operating and finance leases total $1,355 million, of which $148 million is payable within the next 12 months. These amounts are on a nominal basis and include payments related to lease renewal options we are reasonably certain to exercise. These leases relate primarily to approximately 950 Company-owned restaurants and approximately 200 leased restaurants for which we sublease land, building or both to our franchisees. See Note 12.

Investing Activities

We remain committed to maintaining our asset light, franchisor model that includes at least a 98% franchise mix. Our allocation strategy for investing activities includes:

•Run-rate capital expenditures consisting of company restaurant repairs, maintenance and remodels, support of our digital and technology initiatives and project-specific capital expenditures,
•Targeted new company unit development to spur additional growth that is partially funded through refranchising a comparable number of existing company units, and
•Strategic investments that create incremental value for shareholders and franchisees.

In 2025, we expect gross capital expenditures of approximately $350 million driven by technology initiatives and continued investments in Taco Bell, Habit Burger & Grill and KFC company restaurants. Additionally, we expect approximately $55 million of refranchising proceeds, resulting in net capital expenditures of approximately $295 million.

Purchase Obligations

Our purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancellable without penalty. Our purchase obligations relate primarily to marketing, information technology and supply agreements. We have purchase obligations of approximately $525 million at December 31, 2024, with approximately $325 million due within the next 12 months.

In addition to our contractual and other obligations, we seek to pay a competitive dividend and return excess cash to shareholders through share repurchases. As discussed in Note 20, we are also subject to claims and contingencies related to certain tax and legal matters that may require future cash outlays.

Dividends and Share Repurchases

In February 2025, our Board of Directors declared a quarterly dividend of $0.71 per share of Common Stock, a 6% increase from the quarterly dividend of $0.67 per share of Common Stock paid in 2024. This quarterly dividend will be distributed March 7, 2025, to shareholders of record at the close of business on February 21, 2025, and will total approximately $200 million.

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. This authorization took effect on July 1, 2024 upon the exhaustion of a prior authorization approved in September 2022. As of December 31, 2024, we have remaining capacity to repurchase up to $1.6 billion of Common Stock under this authorization. This authorization does not obligate the Company to acquire any specific number of shares.

Contingencies

As discussed in Note 20, as a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $1.4 billion through December 31, 2024. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing on multiple grounds the proposed underpayment of tax and penalties. We have received the IRS Examination Division’s Rebuttal to our Protest and the matter is proceeding with the IRS Office of Appeals.

Also, as discussed in Note 20, on January 29, 2020, we received an order from the Special Director of the Directorate of Enforcement (“DOE”) in India imposing a penalty on Yum! Restaurants India Private Limited (“YRIPL”) of approximately Indian Rupee 11 billion, or approximately $130 million, primarily relating to alleged violations of operating conditions imposed in 1993 and 1994. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal has been rescheduled to March 18, 2025. The stay order remains in effect, and the next in the Delhi High Court has been rescheduled to April 29, 2025. We deny liability and intend to continue vigorously defending this matter.

See the Lease Guarantees section of Note 20 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosure requirements related to the income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The standard is effective for the Company's Annual Report on Form 10-K for fiscal 2025. The amendments should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of the standard on our disclosures.

In March 2024, the SEC issued a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rule requires disclosure of material climate-related information outside of the audited financial statements and disclosure in the footnotes addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates. The standard is effective for the Company's Annual Report on Form 10-K for fiscal 2025. In April 2024, the SEC released an order staying this final rule pending judicial review of all the petitions challenging the rule. We are in the process of analyzing the impact of the rule on our disclosures should the stay be lifted.

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. Our most significant indefinite-lived intangible asset is our Habit Burger & Grill brand asset with a book value of $96 million at December 31, 2024. As of our fourth quarter 2024 annual impairment testing date, the fair values of all of our indefinite-lived intangible assets were in excess of their respective carrying values and no impairment was recorded.

Impairment of Goodwill

We evaluate goodwill for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our business units (which are aligned based on geography) in our KFC, Taco Bell, Pizza Hut and Habit Burger & Grill Divisions. Fair value is the price a willing buyer would pay for the reporting unit, and is generally estimated using discounted expected future after-tax cash flows from franchise royalties and Company-owned restaurant operations, if any. Future cash flow estimates and the discount rate are the key assumptions when estimating the fair value of a reporting unit.

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

The fair values of all our reporting units with goodwill balances were in excess of their respective carrying values as of our fourth quarter 2024 goodwill testing date, with all but the Habit Burger & Grill reporting unit having fair values that were substantially in excess of their respective carrying values. As it relates to our Habit Burger & Grill reporting unit, which includes a goodwill balance of $66 million as of the end of 2024, the assumptions that are most impactful to our fair value estimate include margin improvement, sales growth from net new units and same-store sales growth. Significant changes in the assumptions used in our analysis could result in a future goodwill impairment charge. Circumstances that could result in changes to our assumptions and related fair value estimate include, but are not limited to, expectations of lower than originally estimated margin improvement, which can be caused by a variety of factors including changes in expected labor costs and commodity inflation.

When we refranchise restaurants, we include goodwill in the carrying amount of the restaurants disposed of based on the relative fair values of the portion of the reporting unit disposed of in the refranchising versus the portion of the reporting unit that will be retained.  The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which include a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transaction. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit retained and includes the value of franchise agreements. Appropriate adjustments are made to the fair value determinations if such franchise agreements are determined to not be at prevailing market rates. As such, the fair value of the reporting unit retained can include expected future cash flows from royalties from those restaurants currently being refranchised, royalties from existing franchise businesses and retained company restaurant operations. As a result, the percentage of a reporting unit’s goodwill that will be written off in a refranchising transaction will be less than the percentage of the reporting unit’s Company-owned restaurants that are refranchised in that transaction and goodwill can be allocated to a reporting unit with only franchise restaurants. When determining whether such franchise agreement is at prevailing market rates our primary consideration is consistency with the terms of our current franchise agreements both within the country that the restaurants are being refranchised in and around the world.  The Company believes consistency in royalty rates as a percentage of sales is appropriate as the Company and franchisee share in the impact of near-term fluctuations in sales results with the acknowledgment that over the long-term the royalty rate represents an appropriate rate for both parties.

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

During 2024, refranchising activity completed by the Company was limited and the write-off of goodwill associated with these transactions was less than $1 million.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $776 million and a fair value of plan assets of $644 million at December 31, 2024.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For these U.S. plans, we measured our PBOs using a discount rate of 5.80% at December 31, 2024. The primary basis for this discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or Standard & Poor’s (“S&P”) with cash flows that mirror our expected benefit payment cash flows under the plans. We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody’s and S&P) and bonds with yields that were two standard deviations or more above the mean. In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year. Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year. The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate. We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $40 million at our measurement date. Conversely, a 50 basis-point decrease in this discount rate would have increased these U.S. plans’ PBOs by approximately $40 million at our measurement date.

The net periodic benefit cost we will record in 2025 is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date. We expect net periodic benefit income for these U.S. plans of $2 million in 2025 compared to $3 million of periodic benefit income in 2024, which represents a decrease in benefit of $1 million year-over-year.  A 50 basis-point change in our discount rate assumption at our 2024 measurement date would impact this 2025 U.S. net periodic benefit income by approximately $1 million. The impacts of changes in net periodic benefit income are reflected primarily in Other pension (income) expense.

Our estimated long-term rate of return on U.S. plan assets is based upon the weighted-average of historical and expected future returns for each asset category. Our expected long-term rate of return on U.S. plan assets, for purposes of determining 2025 pension expense, at December 31, 2024, was 6.85%, net of administrative and investment fees paid from plan assets.  We believe this rate is appropriate given the composition of our plan assets and historical market returns thereon. A 100 basis point change in our expected long-term rate of return on plan assets assumption would impact our 2025 U.S. net periodic benefit cost by approximately $8 million. Additionally, every 100 basis point variation in actual return on plan assets versus our expected return of 6.85% will impact our unrecognized pre-tax actuarial net loss by approximately $8 million.

We have an unrecognized pre-tax actuarial net loss of $125 million included in Accumulated other comprehensive income for these U.S. plans at December 31, 2024. We will recognize approximately $2 million of this loss in 2025 versus $1 million of loss recognized in 2024.

Income Taxes

At December 31, 2024, we had valuation allowances of $369 million to reduce our $1,768 million of deferred tax assets to amounts that are more likely than not to be realized. The net deferred tax assets primarily relate to temporary differences and tax credit carryforwards in profitable U.S. federal, state and foreign jurisdictions and net operating loss carryforwards in certain foreign jurisdictions, the majority of which do not expire. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions, carryforward periods, restrictions on usage and prudent and feasible tax planning strategies. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies and refranchising plans. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income tax provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At December 31, 2024, we had $126 million of unrecognized tax benefits, $81 million of which would impact the effective income tax rate if recognized. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S. Our outstanding total debt, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, of $11.0 billion includes 82% fixed-rate debt and 18% variable-rate debt. We have attempted to minimize the interest rate risk from variable-rate debt through the use of interest rate swaps that, as of December 31, 2024, result in a fixed interest rate on $1.5 billion of our variable-rate debt. As a result, approximately 96% of this $11.0 billion of outstanding debt at December 31, 2024, is effectively fixed-rate debt. These interest rate swaps mature in March 2025. See Note 11 for details on our outstanding debt and Note 13 for details related to interest rate swaps.

At December 31, 2024, a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period after consideration of the aforementioned interest rate swaps through maturity, in an increase of approximately $16 million in Interest expense, net within our Consolidated Statement of Income. These estimated amounts are based upon the current level of variable-rate debt that has not been swapped, both through and after maturity of our existing interest rate swaps, to fixed and assume no changes in the volume or composition of that debt and exclude any impact from interest income related to cash and cash equivalents.

The fair value of our cumulative fixed-rate debt of $8.7 billion as of December 31, 2024, would decrease approximately $375 million as a result of the same hypothetical 100 basis-point increase. At December 31, 2024, a hypothetical 100 basis-point decrease in short-term interest rates would decrease the asset associated with the fair value of our interest rate swaps by approximately $3 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the durations.

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

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.1 billion as of December 31, 2024. Operating in international markets exposes the Company to movements in foreign currency exchange rates.  The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the

Americas.  For the fiscal year ended December 31, 2024, Operating Profit would have decreased approximately $150 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar.  This estimated reduction assumes no changes in sales volumes, local currency sales or input prices.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum! Brands, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired the operations and related assets of two franchise entities that owned 216 KFC restaurants in the U.K. and Ireland (“KFC U.K. & Ireland”) during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, KFC U.K. & Ireland’s internal control over financial reporting associated with 6% of total assets and 4% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of KFC U.K. & Ireland.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of unrecognized tax benefits

As discussed in Note 18 to the consolidated financial statements, the Company has recorded unrecognized tax benefits, excluding associated interest, of $126 million. Tax laws are complex and often subject to different interpretations by tax payers and the respective tax authorities.

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

Louisville, Kentucky
February 19, 2025

Consolidated Statements of Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2024, 2023 and 2022
(in millions, except per share data)
	2024	2023	2022
Revenues
Company sales	$2,552	$2,142	$2,072
Franchise and property revenues	3,295	3,247	3,096
Franchise contributions for advertising and other services	1,702	1,687	1,674
Total revenues	7,549	7,076	6,842
Costs and Expenses, Net
Company restaurant expenses	2,120	1,774	1,745
General and administrative expenses	1,181	1,193	1,140
Franchise and property expenses	134	123	123
Franchise advertising and other services expense	1,711	1,683	1,667
Refranchising (gain) loss	(34)	(29)	(27)
Other (income) expense	34	14	7
Total costs and expenses, net	5,146	4,758	4,655

Operating Profit	2,403	2,318	2,187
Investment (income) expense, net	21	(7)	(11)
Other pension (income) expense	(7)	(6)	9
Interest expense, net	489	513	527
Income before income taxes	1,900	1,818	1,662
Income tax provision	414	221	337
Net Income	$1,486	$1,597	$1,325

Basic Earnings Per Common Share	$5.28	$5.68	$4.63

Diluted Earnings Per Common Share	$5.22	$5.59	$4.57

Dividends Declared Per Common Share	$2.68	$2.42	$2.28

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022

Net Income	$1,486	$1,597	$1,325
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	(37)	18	(84)
Reclassifications of adjustments and (gains) losses into Net Income	—	71	—
	(37)	89	(84)
Tax (expense) benefit	—	—	—
	(37)	89	(84)

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	(54)	(12)	(115)
Reclassification of (gains) losses into Net Income	2	1	34
	(52)	(11)	(81)
Tax (expense) benefit	13	1	21
	(39)	(10)	(60)

Changes in derivative instruments
Unrealized gains (losses) arising during the year	14	14	115
Reclassification of (gains) losses into Net Income	(33)	(30)	18
	(19)	(16)	133
Tax (expense) benefit	5	4	(33)
	(14)	(12)	100

Other comprehensive income (loss), net of tax	(90)	67	(44)
Comprehensive Income	$1,396	$1,664	$1,281

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2024, 2023 and 2022
(in millions)
	2024	2023	2022
Cash Flows – Operating Activities
Net Income	$1,486	$1,597	$1,325
Depreciation and amortization	175	153	146
Impairment and closure expense	12	13	10
Refranchising (gain) loss	(34)	(29)	(27)
Investment (income) expense, net	21	(7)	(11)
Deferred income taxes	(30)	(290)	(55)
Share-based compensation expense	69	95	84
Changes in accounts and notes receivable	(53)	(89)	(84)
Changes in prepaid expenses and other current assets	(12)	(15)	1
Changes in accounts payable and other current liabilities	8	(30)	(39)
Changes in income taxes payable	(29)	43	17
Other, net	76	162	60
Net Cash Provided by Operating Activities	1,689	1,603	1,427
Cash Flows – Investing Activities
Capital spending	(257)	(285)	(279)
Proceeds from sale of Devyani Investment	104	—	—
Proceeds from sale of KFC Russia	—	121	—
Acquisition of KFC U.K. and Ireland restaurants	(174)	—	—
Proceeds from refranchising of restaurants	49	60	73
Maturities (purchases) of Short term investments, net	(91)	—	—
Other, net	(53)	(3)	4
Net Cash Used in Investing Activities	(422)	(107)	(202)
Cash Flows – Financing Activities
Proceeds from long-term debt	237	—	999
Repayments of long-term debt	(479)	(397)	(699)
Revolving credit facilities, three months or less, net	345	(279)	279
Repurchase shares of Common Stock	(441)	(50)	(1,200)
Dividends paid on Common Stock	(752)	(678)	(649)
Other, net	(73)	(25)	(53)
Net Cash Used in Financing Activities	(1,163)	(1,429)	(1,323)
Effect of Exchange Rate on Cash and Cash Equivalents	(21)	10	(26)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	83	77	(124)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – Beginning of Year	724	647	771
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – End of Year	$807	$724	$647

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Yum! Brands, Inc. and Subsidiaries
December 31, 2024 and 2023
(in millions)
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$616	$512
Accounts and notes receivable, net	775	737
Prepaid expenses and other current assets	480	360
Total Current Assets	1,871	1,609

Property, plant and equipment, net	1,304	1,197
Goodwill	736	642
Intangible assets, net	416	377
Other assets	1,329	1,361
Deferred income taxes	1,071	1,045
Total Assets	$6,727	$6,231

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,211	$1,169
Income taxes payable	31	55
Short-term borrowings	27	53
Total Current Liabilities	1,269	1,277

Long-term debt	11,306	11,142
Other liabilities and deferred credits	1,800	1,670
Total Liabilities	14,375	14,089

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 279 shares and 281 shares issued in 2024 and 2023, respectively	—	60
Accumulated deficit	(7,256)	(7,616)
Accumulated other comprehensive loss	(392)	(302)
Total Shareholders’ Deficit	(7,648)	(7,858)
Total Liabilities and Shareholders’ Deficit	$6,727	$6,231

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Deficit
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2024, 2023 and 2022
(in millions)
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount
Balance at December 31, 2021	289	$—	$(8,048)	$(325)	$(8,373)

Net Income			1,325		1,325
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(84)	(84)
Pension and post-retirement benefit plans (net of tax impact of $21 million)				(60)	(60)
Net gain on derivative instruments (net of tax impact of $33 million)				100	100
Comprehensive Income					1,281
Dividends declared			(653)		(653)
Repurchase of shares of Common Stock	(10)	(69)	(1,131)		(1,200)
Employee share-based award exercises	1	(31)			(31)
Share-based compensation events		100			100
Balance at December 31, 2022	280	$—	$(8,507)	$(369)	$(8,876)

Net Income			1,597		1,597
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				18	18
Reclassification of translation adjustments into income				71	71
Pension and post-retirement benefit plans (net of tax impact of $1 million)				(10)	(10)
Net loss on derivative instruments (net of tax impact of $4 million)				(12)	(12)
Comprehensive Income					1,664
Dividends declared			(680)		(680)
Repurchase of shares of Common Stock	—	(24)	(26)		(50)
Employee share-based award exercises	1	(24)			(24)
Share-based compensation events		108			108
Balance at December 31, 2023	281	$60	$(7,616)	$(302)	$(7,858)

Net Income			1,486		1,486
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(37)	(37)
Pension and post-retirement benefit plans (net of tax impact of $13 million )				(39)	(39)
Net loss on derivative instruments (net of tax impact of $5 million)				(14)	(14)
Comprehensive Income					1,396
Dividends declared			(756)		(756)
Repurchase of shares of Common Stock(1)	(3)	(73)	(370)		(443)
Employee share-based award exercises	1	(70)			(70)
Share-based compensation events		83			83
Balance at December 31, 2024	279	$—	$(7,256)	$(392)	$(7,648)

(1) Includes excise tax on share repurchases.
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 61,000 restaurants in more than 155 countries and territories primarily under the concepts of KFC, Taco Bell, Pizza Hut and the Habit Burger & Grill (collectively, the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired and pizza categories. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2024, 98% of our restaurants were owned and operated by franchisees.

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

As of December 31, 2024, YUM consisted of four operating segments:

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

Our most significant variable interests are in certain entities that operate restaurants under our Concepts’ franchise arrangements. We do not have a significant equity interest in any of our franchisee businesses. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees.  Thus, our most significant variable interests in franchisees result from real estate lease arrangements to which we are a party.  At the end of 2024, YUM has future lease payments due from certain franchisees, on a nominal basis, of approximately $650 million, and we are secondarily liable on certain other lease agreements that have been assigned to certain franchisees. See the Lease Guarantees section in Note 20. As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

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

Fiscal year 2024 included 53 weeks for our U.S. businesses and for our international subsidiaries that reported on a period calendar. See Note 5.

Our next fiscal year scheduled to include a 53rd week for our period calendar reporters is 2030.

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the U.S. are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at each period-end balance sheet date. As of December 31, 2024, net cumulative translation adjustment losses of $238 million are recorded in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheet.

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

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2024. These reclassifications had no effect on previously reported Net Income.

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

Additionally, from time-to-time we provide consideration to franchisees in the form of cash (e.g. cash payments to offset new build costs) or other incentives (e.g. free or subsidized equipment) with the intent to drive new unit development or same-store sales growth that will result in higher future revenues for the Company. Such payments are capitalized and presented within Prepaid expense and other current assets or Other assets. These assets are being amortized as a reduction in Franchise and property revenues over the period of expected cash flows from the franchise agreements to which the payment relates and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of these incentive assets may not be recoverable.

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

Advertising Costs. To the extent we participate in advertising cooperatives, we, like our participating franchisees, are required to make contributions. Our contributions are based on a percentage of sales of our participating Company restaurants. These contributions as well as direct marketing costs we may incur outside of a cooperative related to Company restaurants are recorded within Company restaurant expenses. Advertising expense included in Company restaurant expenses totaled $112 million, $81 million and $78 million in 2024, 2023 and 2022, respectively.

To the extent we consolidate advertising cooperatives, we incur advertising expense as a result of our obligation to spend franchisee contributions to those cooperatives (see above for our accounting for these contributions). Such advertising expense is recorded in Franchise advertising and other services expense and totaled $1,277 million, $1,293 million and $1,298 million in 2024, 2023 and 2022, respectively. At the end of each fiscal year additional advertising costs are accrued to the extent advertising revenues exceed the related advertising expense to date, as we are obligated to expend such amounts on advertising.

From time to time, we may make the decision to incur discretionary advertising expenditures on behalf of franchised restaurants. Such amounts are recorded within Franchise and property expenses and totaled $12 million, $13 million and $8 million in 2024, 2023 and 2022, respectively.

To the extent the advertising cooperatives we are required to consolidate are unable to collect amounts due from franchisees they incur bad debt expense. In 2024, 2023 and 2022, such amounts totaled $15 million, $3 million and $6 million in net provisions, respectively. To the extent our consolidated advertising cooperatives have a provision or recovery for bad debt expense, the cooperative’s advertising spend obligation is adjusted such that there is no net impact within our Financial Statements.

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

For purposes of impairment testing for our restaurants, we have concluded that an individual restaurant is the lowest level of independent cash flows unless it is more likely than not that we will refranchise restaurants as a group.  We review our long-lived assets of such individual restaurants (primarily PP&E, right-of-use operating lease assets and allocated intangible assets subject to amortization) that we intend to continue operating as Company restaurants annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of a restaurant may not be recoverable. We use two consecutive years of operating losses as our primary indicator of potential impairment for our annual impairment testing of these restaurant assets. We evaluate the recoverability of these restaurant assets by comparing the estimated undiscounted future cash flows, which are based on our entity-specific assumptions, to the carrying value of such assets.  For restaurant assets that are not deemed to be recoverable, we write-down an impaired restaurant to its estimated fair value, which becomes its new cost basis. Individual restaurant-level impairment is recorded within Other (income) expense. Any operating lease right-of-use asset may alternatively be valued at the amount we could receive for such right-of-use asset from a third-party that is not a franchisee through a sublease if doing so would result in less overall impairment of the restaurant assets in total.

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

We recorded $28 million, $4 million and $5 million of net bad debt expense in 2024, 2023 and 2022, respectively, within Franchise and property expenses related to continuing fees, upfront fees and rent receivables from our franchisees.

Accounts and notes receivable as well as the Allowance for doubtful accounts, including balances attributable to our consolidated advertising cooperatives, as of December 31, 2024 and 2023, respectively, are as follows:

	2024	2023
Accounts and notes receivable	$849	$776
Allowance for doubtful accounts	(74)	(39)
Accounts and notes receivable, net	$775	$737

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time-to-time.  As these receivables primarily relate to our ongoing business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable, net while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $56 million (net of an allowance of less than $1 million) and $61 million (net of an allowance of less than $1 million) at December 31, 2024 and December 31, 2023, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

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

Goodwill and Intangible Assets.  From time-to-time, the Company acquires restaurants from one of our Concept’s franchisees or acquires another business.  Goodwill from these acquisitions represents the excess of the cost of a business acquired over the net of the amounts assigned to assets acquired, including identifiable intangible assets, and liabilities assumed.  Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing.  Our reporting units are our business units (which are aligned based on geography) in our KFC, Taco Bell, Pizza Hut and Habit Burger & Grill Divisions.

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

Capitalized Software. We state capitalized software at cost less accumulated amortization within Intangible assets, net on our Consolidated Balance Sheets. Software development costs primarily include costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our software services for use in our Company restaurants or by our franchisees. We capitalize development costs related to software developed for our internal needs and such cloud-based applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. We calculate amortization on a straight line basis over the estimated useful life of the software which generally ranges from 3 to 5 years upon initial capitalization. Customer facing software is typically amortized over a useful life at the shorter end of this range, while back office and corporate systems may have a longer useful life.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2024 and December 31, 2023, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time-to-time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, or other deductions to Common Stock such as shares cancelled upon employee share-based award exercises, upon the trade date, against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases or other deductions to Common Stock as an addition to Accumulated deficit.  Due to the large number of share repurchases of our stock in certain years, our Common Stock balance can be zero at the end of any period.  Accordingly, $368 million, $26 million and $1,131 million in share repurchases in 2024, 2023 and 2022, respectively, were recorded as an addition to Accumulated deficit. Additionally, we recorded $2 million of excise tax related to share repurchases in 2024 as an addition to Accumulated deficit. See Note 17 for additional information on our share repurchases.

Pension and Post-retirement Medical Benefits. We measure and recognize the overfunded or underfunded status of our pension and post-retirement plans as an asset or liability in our Consolidated Balance Sheet as of our fiscal year end. The funded status represents the difference between the projected benefit obligations (“PBOs”) and the fair value of plan assets, which is calculated on a plan-by-plan basis. The PBO and related funded status are determined using assumptions as of the end of each year. The PBO is the present value of benefits earned to date by plan participants, including the effect of future salary increases, as applicable. The difference between the PBO and the fair value of plan assets that has not previously been recognized in our Consolidated Statement of Income is recorded as a component of AOCI.

The net periodic benefit costs associated with the Company’s defined benefit pension and post-retirement medical plans are determined using assumptions regarding the PBO and, for funded plans, the market-related value of plan assets as of the beginning of each year, or remeasurement period if applicable. The service cost component of net periodic benefit costs is primarily recorded in G&A. Non-service cost components are recorded in Other pension (income) expense. We have elected to use a market-related value of plan assets to calculate the expected return on assets, net of administrative and investment fees paid from plan assets, in net periodic benefit costs. For each individual plan we amortize into pension expense the net amounts in AOCI, as adjusted for the difference between the fair value and market-related value of plan assets, to the extent that such amounts exceed 10% of the greater of a plan’s PBO or market-related value of assets, over the remaining service period of active participants in the plan or, for plans with no active participants, over the expected average life expectancy of the inactive participants in the plan. The market-related value of plan assets is the fair value of plan assets as of the beginning of each year adjusted for variances between actual returns and expected returns. We attribute such variances to the market-related value of plan assets evenly over five years.

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

Recent Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. We adopted this standard for the fiscal year ended December 31, 2024. See Note 19 for additional disclosures.

Note 3 - Acquisitions and Divestitures

KFC United Kingdom ("U.K.") and Ireland Restaurant Acquisition

On April 29, 2024, we completed the acquisition of all of the issued shares of two franchisee entities that owned 216 KFC restaurants in the U.K. and Ireland. The acquisition creates a significant opportunity to accelerate KFC's growth strategy in the large and growing U.K. and Ireland chicken market. The purchase price to be allocated for accounting purposes of $177 million consisted of cash, net of cash acquired, in the amount of $180 million, which included $174 million paid in 2024 and $6 million paid in 2025, offset by the settlement of a liability of $3 million related to our preexisting contractual relationship with the franchisee.

The acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary allocation of the purchase price is based on management's analysis, including preliminary work performed by third party valuation specialists, as of April 29, 2024.

During the quarter ended December 31, 2024, we adjusted our preliminary estimate of the fair value of net assets acquired and the purchase price to be allocated. The components of the preliminary purchase price allocation, subsequent to the adjustments to the allocation in the quarter ended December 31, 2024, were as follows:

Total Current Assets	$2
Property, plant and equipment, net	96
Reacquired franchise rights (included in Intangible assets, net)	47
Operating lease right-of-use assets (included in Other assets)	124
Total Identifiable Assets	269
Total Current Liabilities	(30)
Operating lease liabilities (included in Other liabilities and deferred credits)	(115)
Other liabilities	(39)
Total Liabilities Assumed	(184)
Total identifiable net assets	85
Goodwill	92
Purchase price to be allocated	$177

The adjustments to the preliminary estimate of identifiable net assets acquired and consideration transferred (as recorded in the June 30, 2024 quarter of acquisition) resulted in a corresponding $16 million increase in estimated goodwill due to the following changes to the preliminary purchase price allocation.

Increase (Decrease) in Goodwill
Increase in Property, plant and equipment, net	$(8)
Increase in Operating lease right-of-use assets	(15)
Increase in Total Current Liabilities	12
Increase in Operating lease liabilities	13
Increase in Other liabilities	8
Increase in consideration	6
Total increase in Goodwill	$16

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

The financial results of the acquired restaurants have been included in our Consolidated Financial Statements since the date of the acquisition but did not significantly impact our results for the year ended December 31, 2024. The pro forma impact on our results of operations if the acquisition had been completed as of the beginning of 2023 would not have been material. The direct transaction costs associated with the acquisition were also not material and were expensed as incurred.

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

Note 4 – Earnings Per Common Share (“EPS”)

	2024	2023	2022
Net Income	$1,486	$1,597	$1,325
Weighted-average common shares outstanding (for basic calculation)	282	281	286
Effect of dilutive share-based employee compensation	3	4	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	285	285	290

Basic EPS	$5.28	$5.68	$4.63

Diluted EPS	$5.22	$5.59	$4.57
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.7	1.7	1.9
(a)    These unexercised employee SARs, RSUs, performance share units ("PSUs") and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 5 – Items Affecting Comparability of Net Income and Cash Flows

Extra Week in 2024

Fiscal year 2024 included 53 weeks for our U.S. businesses and for our international subsidiaries that reported on a period calendar. The 53rd week added $96 million to Total revenues, $36 million to Operating Profit and $25 million to Net Income in our Consolidated Statement of Income for the year ended December 31, 2024.

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

During the years ended December 31, 2024, 2023 and 2022, we refranchised 1, 15 and 22 restaurants, respectively, and we sold certain restaurant assets (primarily land) associated with existing franchise restaurants to the franchisee. We received $49 million, $60 million and $73 million in pre-tax cash refranchising proceeds in 2024, 2023 and 2022, respectively, as a result of the sales of these restaurants and restaurant assets.

A summary of Refranchising (gain) loss is as follows:

	Refranchising (gain) loss
	2024	2023	2022
KFC Division	$1	$2	$(3)
Taco Bell Division	(32)	(33)	(13)
Pizza Hut Division	(2)	2	(1)
Habit Burger & Grill Division	(1)	—	(10)
Worldwide	$(34)	$(29)	$(27)

German Acquisition and Turkey Termination

On January 8, 2025, we terminated our franchise agreements with franchisee IS Gida A.S. (IS Gida), the owner and operator of KFC and Pizza Hut restaurants in Turkey and a subsidiary of IS Holding A.S. (IS Holding), after failure by IS Gida to meet our standards. The termination affects 284 KFC restaurants and 254 Pizza Hut restaurants in Turkey. We also re-acquired the master franchise rights in Germany for KFC and Pizza Hut from the owner of IS Holding in December 2024. There is no impact in Germany from the termination in Turkey. We recorded charges of $37 million to Unallocated Other (income) expense, $18 million to Unallocated Franchise and property revenues and $6 million to Corporate and unallocated General and administrative expenses consisting primarily of transaction costs associated with the German acquisition and termination-related costs associated with the Turkey business in the year ended December 31, 2024. The amount of consideration paid related to the German acquisition was not significant.

Resource Optimization

During the third quarter of 2020, we initiated a resource optimization program that has allowed us to reallocate significant resources to accelerate our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. During 2024, we expanded the program to identify further opportunities to optimize the company’s spending and identify additional, critical areas in which to potentially reallocate resources, both with a goal to enable the acceleration of the Company’s growth rate. Costs incurred to date related to the program primarily include severance associated with positions that have been eliminated or relocated and consultant fees.

As a result of this program, we recorded charges of $79 million, $21 million and $11 million in the years ended December 31, 2024, 2023 and 2022, respectively. These charges were primarily recorded as General and administrative expenses. Due to their scope and size, these costs were not allocated to any of our segment operating results for performance reporting purposes.

Investment in Devyani

During the quarter ended March 31, 2024, we sold our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, for pre-tax proceeds of $104 million. Changes in the fair value of our ownership interest in Devyani prior to the date of sale resulted in pre-tax investment losses of $20 million in the year ended December 31, 2024 and pre-tax investment income of $8 million and $11 million in the years ended December 31, 2023 and 2022, respectively (see Note 14).

Refinancing of Credit Agreement and Long-term Debt Redemptions

On April 26, 2024, certain subsidiaries of the Company completed a refinancing of our Credit Agreement. See Note 11 for further discussion of the Credit Agreement refinancing.

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

Income Tax Matters

Our effective tax rates in the years ended 2024, 2023 and 2022 have been significantly impacted by upfront recognition of and subsequent adjustments to amounts associated with recently completed intra-entity transfers of intellectual property ("IP") rights.

As a result, our effective tax rates have fluctuated significantly and were 21.8%, 12.1% and 20.3% for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 18.

Note 6 – Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$75	$1,154	$8	$588	$1,825
Franchise revenues	194	899	289	7	1,389
Property revenues	14	39	4	2	59
Franchise contributions for advertising and other services	45	697	315	3	1,060

China
Franchise revenues	259	1	67	—	327

Other
Company sales	726	1	—	—	727
Franchise revenues	1,172	58	261	—	1,491
Property revenues	46	—	1	—	47
Franchise contributions for advertising and other services	568	11	63	—	642
	$3,099	$2,860	$1,008	$600	$7,567

Additionally, we recorded charges of $18 million to Unallocated Franchise revenues associated with the Turkey termination during the year ended December 31, 2024. See Note 5.

	2023
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

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits on our Consolidated Balance Sheet. A summary of significant changes to the contract liability balance during 2024 and 2023 is presented below.

Deferred Franchise Fees
Balance at December 31, 2022	$434
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(81)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	101
Other(a)	(10)
Balance at December 31, 2023	$444
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(82)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	85
Other(b)	(9)
Balance at December 31, 2024	$438

(a)    Includes impact of foreign currency translation and the recognition of deferred franchise fees into Refranchising (gain) loss upon the termination of existing franchise agreements when entering into master franchise agreements.

(b)    Primarily includes the settlement of a preexisting contractual relationship related to the KFC U.K. and Ireland restaurant acquisition (see Note 3) and the impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$73
1 - 2 years	66
2 - 3 years	59
3 - 4 years	51
4 - 5 years	44
Thereafter	145
Total	$438

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Note 7 – Supplemental Cash Flow Data

	2024	2023	2022
Cash Paid For:
Interest(a)	$510	$526	$486
Income taxes	494	432	371
Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:
Cash and cash equivalents as presented in Consolidated Balance Sheets	$616	$512	$367
Restricted cash included in Prepaid expenses and other current assets(b)	155	177	220
Restricted cash and restricted cash equivalents included in Other assets(c)	36	35	35
Cash and restricted cash related to KFC Russia included in assets held for sale (see Note 3)	$—	—	25
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows	$807	$724	$647

(a)Amounts exclude payments of $23 million in 2022 classified as Interest expense in our Consolidated Statements of Income which are included in Repayments of long-term debt within financing activities in our Consolidated Statements of Cash Flows (see Note 5).

(b)Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments (see Note 11).

(c)Primarily trust accounts related to our self-insurance program.

Note 8 – Other (Income) Expense

	2024	2023	2022
Foreign exchange net (gain) loss	$6	$5	$(9)
Impairment and closure expense	13	12	8
Other(a)	15	(3)	8
Other (income) expense	$34	$14	$7

(a)The year ended December 31, 2024, includes a charge of $37 million related to the German acquisition and Turkey termination (see Note 5).

Note 9 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2024	2023
Income tax receivable	$55	$20
Restricted cash	155	177
Short term investments	91	—
Assets held for sale(a)	21	4
Other prepaid expenses and current assets	158	159
Prepaid expenses and other current assets	$480	$360

Property, Plant and Equipment	2024	2023
Land	$383	$373
Buildings and improvements	1,512	1,421
Finance leases, primarily buildings	79	59
Machinery, equipment and other	714	676
Property, plant and equipment, gross	2,688	2,529
Accumulated depreciation and amortization	(1,384)	(1,332)
Property, plant and equipment, net	$1,304	$1,197

Depreciation and amortization expense related to PP&E was $143 million, $126 million and $128 million in 2024, 2023 and 2022, respectively.

Other Assets	2024	2023
Operating lease right-of-use assets	$881	$764
Franchise incentives	144	175
Investment in Devyani International Limited	—	124
Other	304	298
Other assets	$1,329	$1,361

Accounts Payable and Other Current Liabilities	2024	2023
Accounts payable	$249	$231
Accrued compensation and benefits	242	258
Accrued advertising	126	146
Operating lease liabilities	91	79
Accrued interest	84	82
Gift card liability	74	72
Liabilities held for sale(a)	12	2
Other current liabilities	333	299
Accounts payable and other current liabilities	$1,211	$1,169

(a)    Assets and liabilities held for sale reflect the carrying value of restaurants we have offered for sale to franchisees and excess properties that we do not intend to use for restaurant operations in the future.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	KFC	Taco Bell	Pizza Hut	Habit Burger & Grill	Worldwide
Goodwill, net as of December 31, 2022(a)	$225	$98	$249	$66	$638
Disposals and other, net(b)	1	—	3	—	4
Goodwill, net as of December 31, 2023(a)	$226	$98	$252	$66	$642
Acquisitions(c)	98	—	—	—	98
Disposals and other, net(b)	(3)	—	(1)	—	(4)
Goodwill, net as of December 31, 2024(a)	$321	$98	$251	$66	$736

(a)Goodwill, net includes $144 million of accumulated impairment losses related to our Habit Burger & Grill segment and $17 million of accumulated impairment losses related to our Pizza Hut segment for each year presented.

(b)Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

(c)Primarily relates to the acquisition from a franchisee of KFC restaurants in the U.K. and Ireland. See Note 3.

Intangible assets, net for the years ended 2024 and 2023 are as follows:

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Capitalized software costs	$479	$(266)	$524	$(309)
Reacquired franchise rights	59	(10)	7	(3)
Franchise contract rights	26	(24)	78	(73)
Other	20	(16)	24	(19)
	$584	$(316)	$633	$(404)

Indefinite-lived intangible assets
KFC trademark	$31		$31
Habit Burger & Grill brand asset	96		96
Other	21		21
	$148		$148

Amortization expense for all finite-lived intangible assets was $82 million in 2024, $74 million in 2023 and $68 million in 2022.  Amortization expense for finite-lived intangible assets, based on existing intangible assets as of December 31, 2024, is expected to approximate $89 million in 2025, $70 million in 2026, $53 million in 2027, $32 million in 2028 and $16 million in 2029.

Note 11 – Short-term Borrowings and Long-term Debt

	2024	2023
Short-term Borrowings
Current maturities of long-term debt	$29	$56
Less current portion of debt issuance costs and discounts	(2)	(3)
Short-term borrowings	$27	$53

Long-term Debt
Securitization Notes	$3,743	$3,743
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	350	—
Term Loan A Facility	500	717
Term Loan B Facility	1,444	1,459
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations (See Note 12)	67	50
	$11,404	$11,269
Less long-term portion of debt issuance costs and discounts	(69)	(71)
Less current maturities of long-term debt	(29)	(56)
Long-term debt	$11,306	$11,142

Securitization Notes

Taco Bell Funding, LLC (the “Issuer”), a special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. (“TBC”) through a series of securitization transactions has issued fixed rate senior secured notes collectively referred to as the “Securitization Notes”. The following table summarizes Securitization Notes outstanding at December 31, 2024:

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

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Securitization Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the related indenture) of at least 1.1:1, gross domestic sales for U.S. Taco Bell restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Securitization Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of December 31, 2024, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the indenture, certain cash accounts have been established with the indenture trustee for the benefit of the note holders, and are restricted in their use. The indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of December 31, 2024, the Company had restricted cash of $74 million primarily related to required interest reserves included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Once the required reserve obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities. The amount of weekly securitization cash flow collections that exceed the required weekly allocations is generally remitted to the Company.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. During the most recent quarter ended December 31, 2024, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

Term Loan Facilities, Revolving Facility and Subsidiary Senior Unsecured Notes

KFC Holding Co., Pizza Hut Holdings, LLC, and TBA, each of which is a wholly-owned subsidiary of the Company, as co-borrowers (the “Borrowers”) have entered into a credit agreement providing for senior secured credit facilities and a $1.5 billion revolving facility (the “Revolving Facility”). The senior secured credit facilities, which include a Term Loan A Facility and a Term Loan B Facility, and the Revolving Facility are collectively referred to as the “Credit Agreement”. Additionally, the Borrowers through a series of transactions have issued Subsidiary Senior Unsecured Notes (collectively referred to as the “Subsidiary Senior Unsecured Notes”).

The following table summarizes borrowings outstanding under the Credit Agreement, as well as our Subsidiary Senior Unsecured Notes as of December 31, 2024. There were $350 million in outstanding borrowings under the Revolving Facility as of December 31, 2024.

				Interest Rate
	Issuance Date	Maturity Date	Outstanding Principal (in millions)	Stated	Effective(c)
Term Loan A Facility	April 2024	(a)	$500	(b)	5.35%
Term Loan B Facility	March 2021	March 2028	$1,444	(b)	5.06%
Subsidiary Senior Unsecured Notes	June 2017	June 2027	$750	4.75%	4.90%

(a)The Term Loan A Facility and the Revolving Facility will mature on the earliest of (i) April 26, 2029, (ii) the date that is 91 days prior to the March 15, 2028 maturity of the Borrowers' existing Term Loan B Facility if more than $250 million of such Term Loan B remains outstanding as of such date or (iii) the date that is 91 days prior to the June 1, 2027 maturity of the Borrowers' existing Subsidiary Senior Unsecured Notes if more than $250 million of such Subsidiary Senior Unsecured Notes remains outstanding as of such date.

(b)The interest rates applicable to the Term Loan A Facility as well as the Revolving Facility range from 0.75% to 1.50% plus Secured Overnight Financing Rate ("SOFR") or from 0.00% to 0.50% plus the Base Rate (as defined in the Credit Agreement), at the Borrowers’ election, based upon the total leverage ratio (as defined in the Credit Agreement). As of December 31, 2024, the interest rate spreads on the SOFR and Base Rate applicable to both our Term Loan A Facility and borrowings under the Revolving Facility were 0.75% and 0.00%, respectively.

The interest rates applicable to the Term Loan B Facility are 1.75% plus SOFR or 0.75% plus the Base Rate, at the Borrowers’ election.

(c)Includes the effects of the amortization of any discount and debt issuance costs as well as the impact of the interest rate swaps on the Term Loan A and Term Loan B Facilities (see Note 13). The effective rates related to our Term Loan A and B Facilities are based on SOFR-based interest rates at December 31, 2024.

On April 26, 2024, the Borrowers completed the refinancing of the then outstanding $713 million under the term loan A facility and $1.25 billion capacity under the revolving facility through the issuance of a new $500 million term loan A facility (the "Term Loan A Facility") and a $1.5 billion revolving facility (the "Revolving Facility") pursuant to an amendment to the Credit Agreement. The amendment also removed the excess cash flow mandatory prepayment requirement with respect to the Term Loan A Facility.

As a result of this refinancing, $8 million of fees were capitalized as debt issuance costs, $6 million of which were paid directly to lenders. During the year ended December 31, 2024, previously recorded unamortized debt issuance costs of $1 million were written off and recognized within Interest expense, net due to this refinancing.

The refinanced Term Loan A Facility is subject to quarterly amortization payments in an amount equal to 0.625% of the principal amount of the facility as of the refinance date of $500 million, now beginning with the third quarter of 2025. The Term Loan A Facility quarterly amortization payments increase to 1.25% of the principal amount of the facility as of the refinance date, beginning with the third quarter of 2027. All other material provisions of the Credit Agreement remained unchanged.

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

The Credit Agreement's covenants include two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the

Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of December 31, 2024.

The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors (as defined in the Credit Agreement) and (iii) by each of the Borrower’s and the Specified Guarantors’ domestic subsidiaries that guarantees the Borrower’s obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of December 31, 2024.

YUM Senior Unsecured Notes

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes. The following table summarizes all YUM Senior Unsecured Notes issued that remain outstanding at December 31, 2024:

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

The annual maturities of all Short-term borrowings and Long-term debt as of December 31, 2024, excluding finance lease obligations of $67 million and debt issuance costs and discounts of $71 million are as follows:

Year ended:
2025	$21
2026	965
2027	1,668
2028	2,019
2029	1,377
Thereafter	5,287
Total	$11,337

Interest expense on Short-term borrowings, Long-term debt and gross interest on cash pooling arrangements was $542 million, $602 million and $558 million in 2024, 2023 and 2022, respectively.

Note 12 – Lease Accounting

Components of Lease Cost

	2024	2023	2022
Operating lease cost	$135	$130	$133
Finance lease cost
Amortization of right-of-use assets	7	6	7
Interest on lease liabilities	2	2	3
Total finance lease cost	$9	$8	$10
Sublease income	$(48)	$(51)	$(55)

Supplemental Cash Flow Information

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$137	$127	$137
Operating cash flows from finance leases	2	2	3
Financing cash flows from finance leases	8	7	5
Right-of-use assets obtained in exchange for lease obligations(a)
Operating leases	247	127	93
Finance leases	26	6	10
Operating lease liabilities transferred through refranchising	(8)	(14)	(14)
Finance lease and other debt obligations transferred through refranchising	(1)	(5)	—

(a)    The year ended December 31, 2024, includes $124 million and $22 million of operating and finance lease right-of-use assets, respectively, acquired as part of the U.K. and Ireland restaurant acquisition (see Note 3).

Supplemental Balance Sheet Information

	2024	2023	Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$881	$764	Other assets
Finance lease right-of-use assets	49	29	Property, plant and equipment, net
Total right-of-use assets(a)	$930	$793

Liabilities
Current
Operating	$91	$79	Accounts payable and other current liabilities
Finance	8	8	Short-term borrowings
Non-current
Operating	862	757	Other liabilities and deferred credits
Finance	59	42	Long-term debt
Total lease liabilities(a)	$1,020	$886

Weighted-average Remaining Lease Term (in years)
Operating leases	10.9	10.6
Finance leases	14.8	11.4

Weighted-average Discount Rate
Operating leases	5.3%	5.3%
Finance leases	5.5%	5.7%

(a)    U.S. operating lease right-of-use assets and liabilities totaled $549 million and $615 million, respectively, as of December 31, 2024, and $541 million and $605 million, respectively, as of December 31, 2023. These amounts primarily related to Taco Bell U.S. and Habit Burger & Grill including leases related to Company-operated restaurants, leases related to franchise-operated restaurants we sublease and the Taco Bell and Habit Burger & Grill restaurant support center.

Maturity of Lease Payments and Receivables

Future minimum lease payments, including rental payments for lease renewal options we are reasonably certain to exercise, and amounts to be received as lessor or sublessor as of December 31, 2024, were as follows:

	Commitments		Lease Receivables
	Finance	Operating	Direct Financing	Operating
2025	$11	$137	$3	$70
2026	9	142	3	60
2027	8	134	2	60
2028	7	123	2	53
2029	6	110	2	49
Thereafter	50	618	14	340
Total lease payments/receipts	91	1,264	26	$632
Less imputed interest/unearned income	(24)	(311)	(9)
Total lease liabilities/receivables	$67	$953	$17

As of December 31, 2024, we have executed real estate leases that have not yet commenced with estimated future nominal lease payments of approximately $90 million, which are not included in the tables above. These leases are expected to commence in 2025 and 2026 with lease terms of up to 20 years.

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

Interest Rate Swaps

We have entered into interest rate swaps with the objective of reducing our exposure to interest rate risk for a portion of our variable-rate debt interest payments. On May 14, 2018, we entered into forward-starting interest rate swaps to fix the interest rate on $1.5 billion of borrowings, primarily under our Term Loan B Facility from July 2021 through March 2025.  These interest rate swaps result in a fixed rate of 4.87% on the swapped portion of the Term Loan B Facility.  These interest rate swaps are designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt.  There were no other interest rate swaps outstanding as of December 31, 2024.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through December 31, 2024, the swaps were highly effective cash flow hedges.

Gains and losses on these interest rate swaps recognized in OCI and reclassified from AOCI into Net Income were as follows:

	Gains/(Losses) Recognized in OCI			(Gains)/Losses Reclassified from AOCI into Net Income
	2024	2023	2022	2024	2023	2022

Interest rate swaps	$12	$14	$115	$(32)	$(30)	$21
Income tax benefit/(expense)	(3)	(4)	(30)	8	8	(4)

As of December 31, 2024, the estimated net gain included in AOCI related to our interest rate swaps that will be reclassified into earnings in the next 12 months is $5 million, based on current SOFR interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our EID plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both December 31, 2024 and 2023, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2024, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 – Fair Value Disclosures

As of December 31, 2024, the carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	2024		2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Securitization Notes(a)	$3,743	$3,561	$3,743	$3,391
Subsidiary Senior Unsecured Notes(b)	750	739	750	742
Term Loan A Facility(b)	500	496	717	716
Term Loan B Facility(b)	1,444	1,451	1,459	1,466
YUM Senior Unsecured Notes(b)	4,550	4,368	4,550	4,439

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

			Fair Value
	Consolidated Balance Sheet	Level	2024	2023
Assets
Investments	Other assets	1	$1	$125
Investments	Other assets	3	7	7
Interest Rate Swaps	Prepaid expenses and other current assets	2	5	24
Interest Rate Swaps	Other assets	2	—	2

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Investments as of December 31, 2023, primarily included our approximate 5% minority interest in Devyani, a publicly-traded entity, with a fair value of $124 million.

Non-Recurring Fair Value Measurements

During the years ended December 31, 2024, 2023 and 2022, we recognized non-recurring fair value measurements of $13 million, $11 million and $9 million, respectively, related to restaurant-level impairment. Restaurant-level impairment charges are recorded in Other (income) expense and resulted primarily from our impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). These amounts exclude fair value measurements made for assets that were subsequently disposed of prior to those respective year end dates. The remaining net book value of restaurant assets measured at fair value during the years ended December 31, 2024 and 2023 as of the end of both years, was $21 million.

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

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time-to-time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2025. Our two significant U.S. plans, including the Plan and a supplemental plan, were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001, is not eligible to participate in those plans. Additionally, these two significant U.S. plans are currently closed to new hourly participants.

We do not anticipate any plan assets being returned to the Company during 2025 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following charts summarize the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$778	$755
Service cost	4	5
Interest cost	42	41
Benefits paid	(45)	(34)
Actuarial (gain) loss	(3)	11
Benefit obligation at end of year	$776	$778

A significant component of the overall decrease in the Company's benefit obligation for the year ended December 31, 2024, was due to benefits paid during the year partially offset by interest cost on the benefit obligation.

A significant component of the overall increase in the Company's benefit obligation for the year ended December 31, 2023, was due to interest cost on the benefit obligation partially offset by benefits paid during the year.

	2024	2023
Change in plan assets:
Fair value of plan assets at beginning of year	$680	$664
Actual return on plan assets	6	46
Employer contributions	3	4
Benefits paid	(45)	(34)
Fair value of plan assets at end of year	$644	$680
Funded status at end of year	$(132)	$(98)

Amounts recognized in the Consolidated Balance Sheet:
	2024	2023
Accrued benefit asset - non-current	$—	$—
Accrued benefit liability - current	(11)	(8)
Accrued benefit liability - non-current	(121)	(90)
	$(132)	$(98)

The accumulated benefit obligation was $764 million and $763 million at December 31, 2024 and 2023, respectively.

The table below provides information for those pension plan(s) with an accumulated benefit obligation in excess of plan assets. The pension plan(s) included also have a projected benefit obligation in excess of plan assets.
	2024	2023
Projected benefit obligation	$776	$778
Accumulated benefit obligation	764	763
Fair value of plan assets	644	680

Components of net periodic benefit cost:

	2024	2023	2022
Service cost	$4	$5	$7
Interest cost	42	41	31
Amortization of prior service cost(a)	1	1	6
Expected return on plan assets	(51)	(50)	(46)
Amortization of net loss (gain)	1	(1)	11
Net periodic benefit cost (income)	$(3)	$(4)	$9
Additional (gain) loss recognized due to: Settlement charges(b)	$—	$—	$6

(a)Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. These losses were recorded in Other pension (income) expense.

Pension gains (losses) in AOCI:
	2024	2023
Beginning of year	$(87)	$(74)
Net actuarial (loss) gain	(42)	(13)
Amortization of net loss (gain)	1	(1)
Amortization of prior service cost	1	1
End of year	$(127)	$(87)

Accumulated pre-tax losses recognized within AOCI:
	2024	2023
Actuarial net loss	$(125)	$(84)
Prior service cost	(2)	(3)
	$(127)	$(87)

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2024	2023
Discount rate	5.80%	5.60%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2024	2023	2022
Discount rate	5.60%	5.60%	3.00%
Long-term rate of return on plan assets	6.35%	6.25%	5.40%
Rate of compensation increase	3.00%	3.00%	3.00%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category and future growth expectations.

Plan Assets

The fair values of our pension plan assets at December 31, 2024 and 2023 by asset category and level within the fair value hierarchy are as follows:

	2024	2023
Level 1:
Cash	$2	$—
Cash Equivalents(a)	30	61
Fixed Income Securities - U.S. Corporate(b)	16	7
Level 2:
Equity Securities(b)	212	213
Fixed Income Securities - U.S. Corporate(c)	21	25
Fixed Income Securities - U.S. Government and Government Agencies(d)	113	124
Fixed Income Securities - Other(d)	15	11
Total assets in the fair value hierarchy	409	441
Investments measured at net asset value(e)
Fixed Income	146	132
Real Assets	141	149
Total fair value of plan assets(f)	$696	$722

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

(f)2024 and 2023 exclude net unsettled trade payables of $52 million and $42 million, respectively.

Our primary objectives regarding the investment strategy for the Plan’s assets are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements. To achieve these objectives, we are using a combination of active and passive investment strategies. As of December 31, 2024, the Plan’s assets consist of the weighted-average target allocation summarized as follows:

Asset Category	Target Allocation
Fixed income	49%
Equity securities	32%
Real assets	19%

Actual allocations to each asset class may vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions.

Fixed income securities at December 31, 2024, primarily consist of a diversified portfolio of long duration instruments that are intended to mitigate interest rate risk or reduce the interest rate duration mismatch between the assets and liabilities of the Plan. A smaller allocation (constituting 40% of the fixed income target allocation) is to diversified credit investments in a range of public and credit securities, including below investment grade rated bonds and loans, securitized credit and emerging market debt.

Equity securities at December 31, 2024, consist primarily of investments in publicly traded common stocks and other equity-type securities issued by companies throughout the world, including convertible securities, preferred stock, rights and warrants.

Real assets represent investments in real estate and infrastructure. These may take the form of debt or equity securities in public or private funds.

A mutual fund held as an investment by the Plan includes shares of Common Stock valued at $0.1 million at both December 31, 2024 and 2023, (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2025	$59
2026	63
2027	59
2028	63
2029	58
2030 - 2034	284

Expected benefit payments are estimated based on the same assumptions used to measure our benefit obligation on the measurement date and include benefits attributable to estimated future employee service.

International Pension Plans

We also sponsor various defined benefit plans covering certain of our non-U.S. employees, the most significant of which are in the U.K. Both of our U.K. plans have previously been frozen such that they are closed to new participants and existing participants can no longer earn future service credits.

At the end of 2024 and 2023, the projected benefit obligations of these U.K. plans totaled $170 million and $190 million, respectively, and plan assets totaled $197 million and $226 million, respectively. These plans were both in a net overfunded position at the end of 2024 and 2023. Total actuarial pre-tax losses related to the U.K. plans of $72 million and $63 million were recognized in AOCI at the end of 2024 and 2023, respectively. The total net periodic cost or benefit recorded was less than $1 million of benefit in 2024, $2 million of cost in 2023 and $2 million of benefit in 2022.

The benefits expected to be paid associated with our U.K. plans in each of the next five years are approximately $4 million and in aggregate for the five years thereafter are $22 million.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our U.K. plans in 2025.

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

At the end of 2024 and 2023, the accumulated post-retirement benefit obligation was $25 million and $27 million, respectively.  Actuarial pre-tax gains of $13 million and $15 million were recognized in AOCI at the end of 2024 and 2023, respectively. The net periodic benefit cost or benefit recorded was less than $1 million of benefit in both 2024 and 2023 and $1 million of cost in 2022.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.

The benefits expected to be paid in each of the next five years are approximately $3 million and in aggregate for the five years thereafter are $11 million.

U.S. Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $24 million in 2024, $15 million in 2023 and $13 million in 2022.

Note 16 – Share-based and Deferred Compensation Plans

Overview

At year end 2024, we had one stock award plan in effect: the Yum! Brands, Inc. Long-Term Incentive Plan (the “LTIP”). Potential awards to employees and non-employee directors under the LTIP include stock options, incentive stock options, SARs, restricted stock, RSUs, performance restricted stock units, PSUs and performance units.  We have issued only stock options, SARs, RSUs and PSUs under the LTIP. Under the LTIP, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant. While awards under the LTIP can have varying vesting provisions and exercise periods, outstanding awards under the LTIP vest in periods ranging from immediate to five years. Stock options and SARs generally expire ten years after grant. At year end 2024, approximately 24 million shares were available for future share-based compensation grants under the LTIP.

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

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2025.

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

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2024	2023	2022
Risk-free interest rate	4.0%	3.6%	1.7%
Expected term	5.9 years	5.9 years	6.6 years
Expected volatility	20.6%	22.0%	25.0%
Expected dividend yield	2.1%	1.8%	1.9%

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

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	10,104		$92.58
Granted	988		130.33
Exercised	(2,975)		82.61
Forfeited or expired	(387)		127.09
Outstanding at the end of the year	7,730	(a)	99.53	6.26	$268
Exercisable at the end of the year	5,689		$89.78	5.23	$252

(a)Outstanding awards include 235 options and 7,495 SARs with weighted average exercise prices of $112.29 and $99.13, respectively. Outstanding awards represent YUM awards held by employees of both YUM and Yum China.

The weighted-average grant-date fair value of stock options and SARs granted during 2024, 2023 and 2022 was $28.35, $29.93 and $26.65, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2024, 2023 and 2022, was $158 million, $114 million and $105 million, respectively.

As of December 31, 2024, $29 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.6 years. The total fair value at grant date of stock options and SARs held by YUM employees that vested during 2024, 2023 and 2022 was $28 million, $31 million and $31 million, respectively.

RSUs and PSUs

As of December 31, 2024, there was $60 million of unrecognized compensation cost related to 1.1 million unvested RSUs and PSUs. The total fair value at grant date of awards that vested during 2024, 2023 and 2022 was $54 million, $84 million and $20 million, respectively.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2024	2023	2022
Options and SARs	$23	$27	$26
Restricted Stock Units	36	35	27
Performance Share Units	10	33	29
Total Share-based Compensation Expense	$69	$95	$82
Deferred Tax Benefit recognized	$20	$12	$16

Cash received from stock option exercises for 2024, 2023 and 2022 was $9 million, $8 million and $3 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2024, 2023 and 2022 totaled $55 million, $31 million and $38 million, respectively.

Note 17 – Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2024, 2023 and 2022.  All amounts exclude applicable transaction fees and excise taxes on share repurchases.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased
Authorization Date	2024	2023	2022	2024	2023	2022
May 2024	2,916	—	—	$391	$—	$—
September 2022	366	387	1,967	50	50	250
May 2021	—	—	8,116	—	—	950
Total	3,282	387	10,083	$441	$50	$1,200

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. The new authorization took effect on July 1, 2024 upon the expiration of a prior authorization approved in September 2022. As of December 31, 2024, we have remaining capacity to repurchase up to $1.6 billion of Common Stock under the May 2024 authorization.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits(a)	Derivative Instruments(b)	Total
Balance at December 31, 2022, net of tax	$(290)	$(94)	$15	$(369)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	18	(11)	10	17

(Gains) losses reclassified from AOCI, net of tax	71	1	(22)	50

	89	(10)	(12)	67

Balance at December 31, 2023, net of tax	$(201)	$(104)	$3	$(302)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	(37)	(42)	10	(69)

(Gains) losses reclassified from AOCI, net of tax	—	3	(24)	(21)

	(37)	(39)	(14)	(90)

Balance at December 31, 2024, net of tax	$(238)	$(143)	$(11)	$(392)

(a)    Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2024 include amortization of net losses of $2 million and amortization of prior service cost of $1 million. Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2023 include amortization of prior service cost of $1 million. See Note 15.

(b)    See Note 13 for details on amounts reclassified from AOCI. Amounts include previously cash settled treasury locks relating to our Senior Unsecured Notes due in 2037 which are being reclassified into earnings through 2037 to interest expense.

Note 18 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2024	2023	2022
U.S.	$1,131	$1,246	$1,124
Foreign	769	572	538
	$1,900	$1,818	$1,662

The details of our income tax provision (benefit) are set forth below:

		2024	2023	2022
Current:	Federal	$170	$221	$139
	Foreign	226	222	200
	State	48	68	53
		$444	$511	$392

Deferred:	Federal	$(40)	$(121)	$(31)
	Foreign	15	(153)	(10)
	State	(5)	(16)	(14)
		$(30)	$(290)	$(55)
		$414	$221	$337

The reconciliation of income taxes calculated at the U.S. federal statutory rate to our effective tax rate is set forth below:

	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax	1.8	2.3	1.9
Statutory rate differential attributable to foreign operations	1.3	(1.7)	(2.0)
Adjustments to reserves and prior years	0.5	1.3	1.6
Excess tax benefits from stock-based awards	(1.6)	(1.1)	(1.4)
Change in valuation allowances	0.3	—	(0.5)
Impact of Russia Exit	—	(0.5)	4.3
Intercompany restructuring and Valuations of Intellectual Property	(1.5)	(9.1)	(4.9)
Other, net	—	(0.1)	0.3
Effective income tax rate	21.8%	12.1%	20.3%

Statutory rate differential attributable to foreign operations. This item includes local country taxes, withholding taxes, and shareholder-level taxes, net of U.S. foreign tax credits. The unfavorability in 2024 as compared to prior years was largely driven by shifts in income to higher-rate jurisdictions and increased rates in certain, existing foreign jurisdictions.

Adjustments to reserves and prior years. This item includes: (1) changes in tax reserves, including interest thereon, established for potential exposure we may incur if a taxing authority takes a position on a matter contrary to our position; and (2) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Income to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets. In 2023, this item was unfavorably impacted by $41 million of newly established reserves associated with a correction in the timing of capital loss utilization related to historical refranchising gains to tax years with a lower statutory tax rate.

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

Intercompany Restructuring and Valuations of Intellectual Property. In 2021, we concentrated management responsibility for European (excluding the U.K.) KFC franchise development, support operations and management oversight in Switzerland (the “KFC Europe Reorganization”). Concurrent with this change in management responsibility, we completed intra-entity transfers of certain KFC IP rights from subsidiaries in the U.K. and the U.S. to subsidiaries in Switzerland. With the transfers of these rights, we received a step-up in amortizable tax basis of those IP rights to current fair value under applicable Swiss tax law. In the year ended December 31, 2022, we performed an annual valuation under Swiss laws of these Swiss IP rights, incorporating current assumptions around the expected future cash flows attributable to the IP. This valuation supported an increase to tax basis of Swiss IP rights associated with parts of our business that will continue to use these IP rights due to expected royalty growth assumptions in those parts of the business that largely offset the loss of Russia royalty income described above. Based on the valuation as well as future forecasting of taxable income, we remeasured and reassessed the need for a valuation allowance on the deferred tax assets in Switzerland. As a result, we recorded a net tax benefit of $75 million in 2022.

Consistent with the objectives of the IP restructuring transactions discussed above, in December 2023, we completed intra-entity transfers of certain Asia region IP rights to Singapore. In addition, certain remaining Asia region IP rights were transferred to the U.S. As a result of these transfers, we recorded a net tax benefit of $30 million comprised of $14 million of current tax expense and a one-time deferred tax benefit of $44 million primarily associated with establishing deferred tax assets on amortizable tax basis in the U.S.

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

In December 2024, to facilitate business needs and centralize digital and technology assets in the U.S., we filed tax elections which resulted in the deemed liquidation of certain foreign subsidiaries in Australia and Israel. In addition, we completed the intra-entity transfer of software from these subsidiaries to subsidiaries in the U.S. As a result of these transactions, we recorded a net tax benefit of $28 million comprised of $15 million of current tax benefit associated with U.S. federal and state tax deductions, and a one-time net deferred tax benefit of $13 million primarily associated with establishing deferred tax assets on amortizable tax basis in the U.S.

Companies subject to the Global Intangible Low-Taxed Income provision (“GILTI”) have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost.

The details of 2024 and 2023 deferred tax assets (liabilities) are set forth below:

	2024	2023
Operating losses and interest deduction carryforwards	$213	$230
Capital losses	70	71
Tax credit carryforwards	200	188
Employee benefits	83	75
Share-based compensation	44	58
Lease-related liabilities	267	242
Accrued liabilities and other	66	59
Intangible assets	575	610
Property, plant and equipment	25	30
Deferred income	105	103
Capitalized Research & Development Costs	120	92
Gross deferred tax assets	1,768	1,758
Deferred tax asset valuation allowances	(369)	(386)
Net deferred tax assets	$1,399	$1,372
Property, plant and equipment	$(47)	$(51)
Operating lease right-of-use assets	(235)	(210)
Employee benefits	(6)	(8)
Derivative Instruments	(5)	(17)
Other	(36)	(42)
Gross deferred tax liabilities	$(329)	$(328)
Net deferred tax assets (liabilities)	$1,070	$1,044

The details of the 2024 and 2023 valuation allowance activity are set forth below:

	2024	2023
Beginning of Year	$(386)	$(458)
Increases	(5)	(19)
Decreases	16	91
Other Adjustments	6	—
End of Year	$(369)	$(386)

Reported in Consolidated Balance Sheets as:

	2024	2023
Deferred income taxes	$1,071	$1,045
Other liabilities and deferred credits	(1)	(1)
	$1,070	$1,044

As of December 31, 2024, we had approximately $5 billion of unremitted foreign retained earnings. The Tax Act imposed U.S. federal tax on all post-1986 foreign Earnings and Profits accumulated through December 31, 2017. Repatriation of earnings generated after December 31, 2017, will generally be eligible for the 100% dividends received deduction or considered a distribution of previously taxed income and, therefore, exempt from U.S. federal tax. Undistributed foreign earnings may still be subject to certain state and foreign income and withholding taxes upon repatriation. Subject to limited exceptions, we do not intend to indefinitely reinvest our unremitted earnings outside the U.S. Thus, we have provided taxes, including any U.S. federal and state income, foreign income, or foreign withholding taxes on the majority of our unremitted earnings. In jurisdictions where we do intend to indefinitely reinvest our unremitted earnings, we would be required to accrue and pay applicable income taxes (if any) and foreign withholding taxes if the funds were repatriated in taxable transactions. We believe any such taxes would be immaterial.

Details of tax loss, credit carryforwards, and expiration dates along with valuation allowances as of December 31, 2024, are as follows:

	Gross Amount	Deferred Tax Asset	Valuation Allowance	Expiration
Federal net operating losses - Indefinite	$51	$11	$—	None
Foreign net operating losses	296	45	(17)	2025-2044
Foreign net operating losses - Indefinite	333	76	(11)	None
State net operating losses	1,176	49	(35)	2025-2044
Foreign capital loss carryforward - Indefinite	281	70	(70)	None
Foreign tax credits (US Tax Return)	164	164	(117)	2025-2034
Foreign country tax credits	36	36	(13)	2031
State interest deduction carryforward - Indefinite	758	32	(30)	None
	$3,095	$483	$(293)

We recognize the benefit of positions taken or expected to be taken in tax returns in the Consolidated Financial Statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

At December 31, 2024, the Company had $126 million of gross unrecognized tax benefits, $81 million of which would impact the effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2024	2023
Beginning of Year	$151	$128
Additions on tax positions - current year	6	9
Additions for tax positions - prior years	1	42
Reductions for tax positions - prior years	(10)	(28)
Reductions for settlements	(22)	—
End of Year	$126	$151

During 2024, 2023, and 2022 the Company recognized $3 million, $20 million, and less than $1 million of net expense, respectively, for interest and penalties in our Consolidated Statements of Income as components of its Income tax provision.

The Company has recorded $20 million and $16 million of net tax payables, as of December 31, 2024 and 2023, respectively, associated with interest and penalties.

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

The Company's operating segments maintain separate financial information, and the CODM, the Company's Chief Executive Officer, evaluates the operating segments' operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company's segments based on Divisional Operating Profit and is involved in determining and reviewing forecasted Divisional Operating Profit as part of the annual plan process. Throughout the year, the CODM considers forecast to actual results and variances on a monthly and quarterly basis to allocate resources for the segments' operations. The CODM also considers this information in determining how to prioritize capital allocation, including investments in restaurant development, technology and human capital, maintaining a strong and flexible balance sheet, offering a competitive dividend and returning excess cash to shareholders. The significant expense categories and amounts presented in the tables below align with the segment-level information that is regularly provided to the CODM.

	2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales(a)	$801	$1,155	$8	$588	$2,552
Franchise and property revenues(a)	1,685	997	622	9	3,313
Franchise contributions for advertising and other services(a)	613	708	378	3	1,702
	3,099	2,860	1,008	600	7,567

Less:
Company restaurant expenses	703	872	8	529	2,112
General and administrative expenses	363	199	219	54	835
Franchise and property expenses	63	33	34	4	134
Franchise advertising and other services expense	610	708	390	3	1,711
Other (income) expense	(3)	(1)	(16)	10	(10)
Division Operating Profit	$1,363	$1,049	$373	$—	$2,785

Unallocated amounts:(b)
Corporate and unallocated G&A expenses(c)(d)					$(346)
Unallocated Company restaurant expenses(e)					(8)
Unallocated Franchise and property revenues(c)					(18)
Unallocated Refranchising gain (loss)					34
Unallocated Other income (expense)(c)					(44)
Consolidated Operating Profit					2,403
Investment income (expense), net					(21)
Other pension income (expense)					7
Interest expense, net					(489)
Income before income taxes					$1,900

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(f)	$37	$76	$24	$31	$7	$175
Capital Spending	73	98	15	39	32	257
Identifiable Assets(g)	2,611	1,626	732	613	1,145	6,727
Long-Lived Assets(h)	1,269	991	365	548	164	3,337

	2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales(a)	$484	$1,069	$14	$575	$2,142
Franchise and property revenues(a)	1,698	918	622	9	3,247
Franchise contributions for advertising and other services(a)	648	654	383	2	1,687
	2,830	2,641	1,019	586	7,076

Less:
Company restaurant expenses	417	817	14	526	1,774
General and administrative expenses	383	204	221	59	867
Franchise and property expenses	72	32	15	3	122
Franchise advertising and other services expense	648	644	389	2	1,683
Other (income) expense	6	—	(11)	10	5
Division Operating Profit (Loss)	$1,304	$944	$391	$(14)	$2,625

Unallocated amounts:(b)
Corporate and unallocated G&A expenses(d)(i)					$(326)
Unallocated Franchise and property expenses(i)					(1)
Unallocated Refranchising gain (loss)					29
Unallocated Other income (expense)(i)					(9)
Consolidated Operating Profit					2,318
Investment income (expense), net					7
Other pension income (expense)					6
Interest expense, net					(513)
Income before income taxes					$1,818

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(f)	$22	$61	$20	$30	$20	$153
Capital Spending	73	101	12	64	35	285
Identifiable Assets(g)	2,281	1,544	814	630	962	6,231
Long-Lived Assets(h)	891	975	378	580	156	2,980

	2022
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales(a)	$491	$1,002	$21	$558	$2,072
Franchise and property revenues(a)	1,645	837	607	7	3,096
Franchise contributions for advertising and other services(a)	698	598	376	2	1,674
	2,834	2,437	1,004	567	6,842

Less:
Company restaurant expenses	426	766	21	532	1,745
General and administrative expenses	390	191	211	51	843
Franchise and property expenses	69	33	13	2	117
Franchise advertising and other services expense	684	599	382	2	1,667
Other (income) expense	67	(2)	(10)	4	59
Division Operating Profit (Loss)	$1,198	$850	$387	$(24)	$2,411

Unallocated amounts:(b)
Corporate and unallocated G&A expenses(d)(i)					$(297)
Unallocated Franchise and property expenses(i)					(6)
Unallocated Refranchising gain (loss)					27
Unallocated Other income (expense)(i)					52
Consolidated Operating Profit					2,187
Investment income (expense), net					11
Other pension income (expense)					(9)
Interest expense, net					(527)
Income before income taxes					$1,662

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(f)	$23	$48	$19	$29	$27	$146
Capital Spending	71	101	22	56	29	279

(a)U.S. revenues included in the combined KFC, Taco Bell, Pizza Hut and Habit Burger & Grill Divisions totaled $4.3 billion in 2024, $4.1 billion in 2023 and $3.9 billion in 2022.

(b)Amounts have not been allocated to any segment for performance reporting purposes.

(c)As a result of our acquisition of the master franchise rights in Germany for KFC and Pizza Hut and the termination of our franchise agreements with the owner and operator of KFC and Pizza Hut restaurants in Turkey (see Note 5), we recorded charges of $37 million to Unallocated Other income (expense), $18 million to Unallocated Franchise and property revenues and $6 million to Corporate and unallocated G&A expenses consisting primarily of transaction costs associated with the German acquisition and termination-related costs associated with the Turkey business in the year ended December 31, 2024 (see Note 5).

(d)Corporate and unallocated G&A expenses include charges of $78 million, $21 million and $11 million in the years ended December 31, 2024, 2023 and 2022, respectively, related to our resource optimization program (see Note 5).

(e)Unallocated Company restaurant expenses include amortization of reacquired franchise rights.

(f)The amounts of depreciation and amortization disclosed by reportable segment are primarily included within the segment expense captions of Company restaurant expenses and G&A expenses.

(g)U.S. identifiable assets included in the combined Corporate and unallocated and KFC, Taco Bell, Pizza Hut, and Habit Burger & Grill Divisions totaled $2.9 billion at 2024 and $2.8 billion at 2023. Corporate and unallocated identifiable assets primarily include cash and deferred tax assets.

(h)Includes PP&E, net, goodwill, intangible assets, net and Operating lease-right-of-use assets.

(i)Our operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC and Pizza Hut prior to the dates of sale or transfer (see Note 3), within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net profits and losses subsequent to that date from the Division segment results in which they were earned to Unallocated Other income (expense). As a result, we reclassed net operating losses of $1 million from KFC Division Other income (expense) to Unallocated Other income (expense) during the year ended December 31, 2023 and net Operating Profit of $44 million from Divisional Other income (expense) to Unallocated Other income (expense) during the year ended December 31, 2022, respectively. Additionally, we recorded a charge of $3 million to Unallocated Other income (expense) during the year ended December 31, 2023 from the sale of our KFC Russia business.

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

Note 20 – Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022, we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $1.4 billion through December 31, 2024. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing on multiple grounds the proposed underpayment of tax and penalties. We have received the IRS Examination Division’s Rebuttal to our Protest and the matter is proceeding with the IRS Office of Appeals.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements. These leases have varying terms, the latest of which expires in 2065. As of December 31, 2024, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately

$350 million. The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2024, was approximately $300 million. Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees. Accordingly, the liability recorded for our expected exposure under such leases at both December 31, 2024 and 2023 was not material.

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

The following table summarizes the 2024 and 2023 activity related to our net self-insured property and casualty reserves as of December 31, 2024.

	Beginning Balance	Expense	Payments	Ending Balance
2024 Activity	$48	36	(32)	$52
2023 Activity	$50	35	(37)	$48

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $130 million. Of this amount, $125 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal that had been scheduled for January 21, 2025 has been rescheduled to March 18, 2025. A hearing scheduled for February 4, 2025, before the Delhi High Court has been continued to April 29, 2025, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

We have excluded from the scope of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, the operations and related assets of two franchisee entities that owned 216 KFC restaurants in the U.K. and Ireland, which we acquired on April 29, 2024. The total assets and revenues excluded represented approximately 6% and 4% of the Company's respective consolidated total assets and total revenues as of and for the year ended December 31, 2024.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2024.

Item 9B.	Other Information.

Securities Trading Plans

During the three months ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K, except as follows:

Name/Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
David Gibbs / Chief Executive Officer	Rule 10b5-1 trading plan	December 4, 2024	April 30, 2026	109,716(1)	Exercise of Stock Appreciation Rights and Sale of Resulting Shares

Tracy Skeans/Chief Operating Officer and Chief People & Culture Officer	Rule 10b5-1 trading plan	December 3, 2024	December 31, 2025	32,964(2)	Sale of Shares/Sale of Resulting Shares from PSU Vesting

Erika Burkhardt/Chief Legal Officer and Corporate Secretary	Rule 10b5-1 trading plan	December 3, 2024	September 30, 2025	1,800(3)	Sale of Resulting Shares from RSU Vesting/Exercise of Stock Appreciation Rights and Sale of Resulting shares

(1)Represents the number of shares of common stock underlying the stock appreciation rights awards specified in the plan. The actual number of shares of common stock to be received and sold following the exercise of the awards will depend upon the appreciation in the value of the awards and the number of shares withheld for any taxes.

(2)Represents 10,434 outstanding shares of common stock and the number shares of common stock to be received upon vesting of the performance share unit awards specified in the plan (assuming maximum performance). The actual number of shares of common stock to be received and sold following the vesting of the performance share unit awards will depend upon the Company’s performance, dividend equivalent accruals and the number of shares withheld for any taxes.

(3)Represents the number of shares of common stock underlying the restricted stock unit awards and stock appreciation rights awards specified in the plan. The actual number of shares of common stock to be received and sold following the exercise of the stock appreciation rights awards will depend upon the appreciation in the value of the stock appreciation rights awards and the number of shares withheld for any taxes. The actual number of shares of common stock to be received and sold following the vesting of the restricted stock unit awards will depend upon dividend equivalent accruals and the number of shares withheld for any taxes.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Management Planning and Development Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG, LLP, Louisville, Kentucky, Auditor Firm ID: 185.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

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

Date:	February 19, 2025

YUM! BRANDS, INC.

By:	/s/ David Gibbs

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on February 19, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

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

10.1.1
Refinancing Amendment No. 7, dated as of April 26, 2024, to Credit Agreement dated as of June 16, 2016, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on April 26, 2024 (including as Annex I thereto a conformed copy of the Credit Agreement reflecting all Amendments through Amendment No. 7).

10.2†
YUM Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated herein by reference from Exhibit 10.7 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2.1†
YUM Director Deferred Compensation Plan, Plan Document for the 409A Program, as effective January 1, 2023, which is incorporated herein by reference from Exhibit 10.2.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

10.4.1†	YUM! Brands Executive Income Deferral Program, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended and Restated as of January 1, 2024, as attached herein.

10.5†
YUM! Brands Pension Equalization Plan, Plan Document for the Pre-409A Program, as effective January 1, 2005, and as Amended through December 31, 2010, which is incorporated by reference from Exhibit 10.7 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 19, 2011.

10.5.1†
The Yum! Brands, Inc. Pension Equalization Plan, Restated Plan Document for the 409A Program effective January 1, 2005, and as Amended and Restated as of January 1, 2023, which is incorporated herein by reference from Exhibit 10.5.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

10.13.3†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global YUM! Stock Appreciation Rights Agreement (2024), which is incorporated herein by reference from Exhibit 10.3 to YUM’s Quarterly Report on Form 10-Q filed on May 7, 2024.

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

10.13.6†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2023), as effective February 10, 2023, which is incorporated herein by reference from Exhibit 10.13.5 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.13.7†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2024), as effective February 9, 2024, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Quarterly Report on Form 10-Q filed on May 7, 2024.

10.13.8†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2021), which is incorporated herein by reference from Exhibit 10.20 to YUM’s Quarterly Report on Form 10-Q filed on May 5, 2021.

10.13.9†
Yum! Brands Inc. Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2023), which is incorporated herein by reference from Exhibit 10.26 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

10.13.10†
Yum! Brands Inc. Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2024), which is incorporated herein by reference from Exhibit 10.4 to YUM’s Quarterly Report on Form 10-Q filed on May 7, 2024.

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

Exhibit Number	Description of Exhibits

10.15†	YUM! Performance Share Plan, as amended and restated January 1, 2013, which is incorporated by reference from Exhibit 10.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2015.

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

10.18
Indenture, dated as of June 15, 2017, by and among KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company , N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on June 16, 2017.

10.19
Base Indenture, dated as of May 11, 2016, between Taco Bell Funding, LLC, as issuer and Citibank, N.A., as trustee and securities intermediary, which is incorporated herein by reference from Exhibit 4.1 to YUM's Report on Form 8-K filed on May 16, 2016.

10.19.1
Series 2016-1 Supplement to Base Indenture dated as of May 11, 2016, by and between Taco Bell Funding, LLC, as issuer and Citibank,N.A. as Trustee and Series 2016-1 securities intermediary , which is incorporated herein by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.19.2
Series 2018-1 Supplement to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and Series 2018-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on December 3, 2018.

10.19.3
Series 2021-1 Supplement to Amended and Restated Base Indenture, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A. as trustee and Series 2021-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on August 25, 2021.

10.19.4
Amendment No. 1 to Base Indenture, dated as of August 23, 2016, by and between the Issuer and Citibank, N.A. as Trustee and Series 2016-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.22.3 to YUM’s Annual Report on Form 10-K for fiscal year ended December 31, 2018.

10.19.5
Amendment No. 2 to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and the Series 2018-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on December 3, 2018.

10.19.6
Amended and Restated Base Indenture, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A. as trustee and the Series 2021-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on August 25, 2021.

10.20
Guarantee and Collateral Agreement, dated as of May 11, 2016, by Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC and Taco Bell Franchisor Holdings, LLC in favor of Citibank, N.A., which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

Exhibit Number	Description of Exhibits

10.21
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

10.22
Indenture, dated as of September 11, 2019, by and between Yum and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated herein by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on September 16, 2019.

10.23
Master License Agreement, dated as of October 31, 2016, by and between Yum! Restaurants Asia Pte. Ltd. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on November 3, 2016.

10.23.1
Confirmatory License Agreement, dated as of January 1, 2020, by and between YRI China Franchising, LLC and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.26.1 to YUM’s Annual Report on Form 10-K for the fiscal y ear ended December 31, 2020.

10.23.2
Amendment No. 1 to Master License Agreement, dated as of April 15, 2022, by and between Yum! Restaurants Asia Pte. Ltd. And Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.26.1 to YUM’s Quarterly Report on Form 10-Q filed on May 10, 2022.

10.23.3
Tax Matters Agreement, dated as of October 31, 2016, by and among YUM, Yum China Holdings, Inc. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on November 3, 2016.

10.24†	Resignation and Transition Services Agreement, dated as of January 10, 2025, by and between Kentucky Fried Chicken Canada Company, YUM! Brands, Inc. and Sabir Sami, as attached herein.

19.1	YUM! Brands, Inc. Policy Regarding Transactions in YUM! Securities By Covered Employees and Disclosure of Material Nonpublic Information, as attached herein.

19.2	YUM! Brands, Inc. Policy Regarding Transactions in YUM! Securities By Executive Officers, as attached herein.

19.3	YUM! Brands, Inc. Policy Regarding Transactions in YUM! Securities By Directors, as attached herein.

19.4	Insider Trading Provisions from YUM! Brands, Inc. Global Code of Conduct, as attached herein.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†
Yum! Brands Inc. Compensation Recovery Policy, Amended and Restated November 16, 2023, which is incorporated by reference from Exhibit 97.1 to YUM’s Annual Report on Form-10K for the fiscal year ended 31 December, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description of Exhibits

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates a management contract or compensatory plan.