Form 10-Q
period 2025-03-31
YUM BRANDS INC
filed 2025-05-07
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of May 1, 2025, was 277,964,501 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/31/2025	3/31/2024
Company sales	$607	$474
Franchise and property revenues	785	757
Franchise contributions for advertising and other services	395	367
Total revenues	1,787	1,598
Costs and Expenses, Net
Company restaurant expenses	520	400
General and administrative expenses	302	286
Franchise and property expenses	34	31
Franchise advertising and other services expense	396	367
Refranchising (gain) loss	(5)	(5)
Other (income) expense	(8)	(1)
Total costs and expenses, net	1,239	1,078
Operating Profit	548	520
Investment (income) expense, net	(1)	22
Other pension (income) expense	—	(2)
Interest expense, net	120	117
Income Before Income Taxes	429	383
Income tax provision	176	69
Net Income	$253	$314

Basic Earnings Per Common Share	$0.91	$1.11

Diluted Earnings Per Common Share	$0.90	$1.10

Dividends Declared Per Common Share	$0.71	$0.67

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2025	3/31/2024

Net Income	$253	$314
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	25	(10)
Reclassification of adjustments and (gains) losses into Net Income	—	—
	25	(10)
Tax (expense) benefit	—	—
	25	(10)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—
Reclassification of (gains) losses into Net Income	2	—
	2	—
Tax (expense) benefit	—	—
	2	—
Changes in derivative instruments
Unrealized gains (losses) arising during the period	1	12
Reclassification of (gains) losses into Net Income	(8)	(8)
	(7)	4
Tax (expense) benefit	2	(1)
	(5)	3

Other comprehensive income (loss), net of tax	22	(7)
Comprehensive Income	$275	$307

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2025	3/31/2024
Cash Flows – Operating Activities
Net Income	$253	$314
Depreciation and amortization	45	35
Refranchising (gain) loss	(5)	(5)
Investment (income) expense, net	(1)	22
Deferred income taxes	8	21
Share-based compensation expense	21	23
Changes in accounts and notes receivable	71	44
Changes in prepaid expenses and other current assets	(57)	(32)
Changes in accounts payable and other current liabilities	(32)	(66)
Changes in income taxes payable	3	(26)
Other, net	98	33
Net Cash Provided by Operating Activities	404	363

Cash Flows – Investing Activities
Capital spending	(71)	(49)
Proceeds from sale of Devyani Investment	—	104
Proceeds from refranchising of restaurants	15	11
Maturities (purchases) of Short term investments, net	90	—
Other, net	(32)	(21)
Net Cash Provided By Investing Activities	2	45

Cash Flows – Financing Activities
Repayments of long-term debt	(5)	(10)
Revolving credit facility, three months or less, net	24	—
Repurchase shares of Common Stock	(229)	—
Dividends paid on Common Stock	(198)	(189)
Other, net	(35)	(48)
Net Cash Used in Financing Activities	(443)	(247)
Effect of Exchange Rates on Cash and Cash Equivalents	10	(7)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(25)	154
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	807	724
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$782	$878

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	3/31/2025	12/31/2024
ASSETS
Current Assets
Cash and cash equivalents	$607	$616
Accounts and notes receivable, net	712	775
Prepaid expenses and other current assets	408	480
Total Current Assets	1,727	1,871

Property, plant and equipment, net	1,338	1,304
Goodwill	746	736
Intangible assets, net	418	416
Other assets	1,366	1,329
Deferred income taxes	1,065	1,071
Total Assets	$6,659	$6,727

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,179	$1,211
Income taxes payable	21	31
Short-term borrowings	30	27
Total Current Liabilities	1,231	1,269

Long-term debt	11,327	11,306
Other liabilities and deferred credits	1,906	1,800
Total Liabilities	14,463	14,375

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 278 shares issued in 2025 and 279 shares issued in 2024	—	—
Accumulated deficit	(7,434)	(7,256)
Accumulated other comprehensive loss	(371)	(392)
Total Shareholders’ Deficit	(7,804)	(7,648)
Total Liabilities and Shareholders’ Deficit	$6,659	$6,727

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters ended March 31, 2025 and 2024
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2024	279	$—	$(7,256)	$(392)	$(7,648)
Net Income			253		253
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				25	25
Pension and post-retirement benefit plans (net of tax impact of less than $1 million)				2	2
Derivative instruments (net of tax impact of $2 million)				(5)	(5)
Comprehensive Income					275
Dividends declared			(199)		(199)
Repurchase of shares of Common Stock(1)	(2)	—	(229)		(229)
Employee share-based award exercises	1	(26)	(3)		(29)
Share-based compensation events		26			26
Balance at March 31, 2025	278	$—	$(7,434)	$(371)	$(7,804)

Balance at December 31, 2023	281	$60	$(7,616)	$(302)	$(7,858)
Net Income			314		314
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(10)	(10)
Pension and post-retirement benefit plans				—	—
Derivative instruments (net of tax impact of $1 million)				3	3
Comprehensive Income					307
Dividends declared			(190)		(190)
Repurchase of shares of Common Stock	—	—	—		—
Employee share-based award exercises	—	(47)			(47)
Share-based compensation events		32			32
Balance at March 31, 2024	281	$45	$(7,492)	$(309)	$(7,756)

(1)Includes excise tax on share repurchases

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”).

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 60,000 restaurants in more than 155 countries and territories.  As of March 31, 2025, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired and pizza categories, respectively. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of March 31, 2025, YUM consisted of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger & Grill Division which includes our worldwide operations of the Habit Burger & Grill concept

YUM's fiscal year begins on January 1 and ends December 31 of each year, with each quarter comprised of three months. The majority of our U.S. subsidiaries and certain international subsidiaries operate on a weekly periodic calendar where the first three quarters of each fiscal year consist of 12 weeks and the fourth quarter consists of 16 weeks in fiscal years with 52 weeks and 17 weeks in fiscal years with 53 weeks. For subsidiaries that operate on this periodic weekly calendar, 2024 included a 53rd week. Our remaining international subsidiaries operate on a monthly calendar similar to that on which YUM operates.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2024 Form 10-K, the results of the interim periods presented. Our results of operations, comprehensive income, cash flows and changes in shareholders' deficit for these interim periods are not necessarily indicative of the results to be expected for the full year.

In the first quarter of 2025, the Company prospectively changed its basis of presentation to round financial figures in the Financial Statements and as presented in the tabular presentations in these Notes to the nearest whole number in millions in all instances. As a result, some totals and percentages may not recompute based on rounded figures as presented within the Financial Statements and these Notes. Previously, amounts were presented to ensure that all numbers herein recomputed, resulting in the presentation of certain figures inconsistent with their underlying rounding.

Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 31, 2025. These reclassifications had no effect on previously reported Net Income.

Note 2 - KFC United Kingdom ("U.K.") and Ireland Restaurant Acquisition

On April 29, 2024, we completed the acquisition of all of the issued shares of two franchisee entities that owned 216 KFC restaurants in the U.K. and Ireland. The acquisition created a significant opportunity to accelerate KFC's growth strategy in the large and growing U.K. and Ireland chicken market. The purchase price to be allocated for accounting purposes of $177 million consisted of cash, net of cash acquired, in the amount of $180 million, which included $174 million paid in 2024 and $6 million paid in 2025, offset by the settlement of a liability of $3 million related to our preexisting contractual relationship with the franchisee.

The acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary allocation of the purchase price is based on management's analysis, including preliminary work performed by third party valuation specialists, as of April 29, 2024.

During the quarter ended March 31, 2025, we adjusted our preliminary estimate of the fair value of net assets acquired. The components of the preliminary purchase price allocation, subsequent to the adjustments to the allocation in the quarter ended March 31, 2025 and prior quarters were as follows:

Total Current Assets	$2
Property, plant and equipment, net	99
Reacquired franchise rights (included in Intangible assets, net)	48
Operating lease right-of-use assets (included in Other assets)	124
Total Identifiable Assets	273
Total Current Liabilities	(30)
Operating lease liabilities (included in Other liabilities and deferred credits)	(115)
Other liabilities	(39)
Total Liabilities Assumed	(184)
Total identifiable net assets	89
Goodwill	88
Purchase price to be allocated	$177

The cumulative adjustments to the preliminary estimate of identifiable net assets acquired (as recorded in the June 30, 2024 quarter of acquisition) resulted in a corresponding $12 million increase in estimated goodwill due to the following changes to the preliminary purchase price allocation.

Increase (Decrease) in Goodwill

Increase in Property, plant and equipment, net	$(11)
Increase in Required franchise rights	(1)
Increase in Operating lease right-of-use assets	(15)
Increase in Total Current Liabilities	12
Increase in Operating lease liabilities	13
Increase in Other liabilities	8
Increase in consideration	6
Total increase in Goodwill	$12

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

The financial results of the acquired restaurants have been included in our Condensed Consolidated Financial Statements since the date of the acquisition but did not significantly impact our results for the quarter ended March 31, 2025. Pro forma financial information of the combined entities for the periods prior to acquisition is not presented due to the immaterial impact of the acquisition on our Condensed Consolidated Financial Statements. The direct transaction costs associated with the acquisition were also not material and were expensed as incurred.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2025	2024
Net Income	$253	$314

Weighted-average common shares outstanding (for basic calculation)	280	282
Effect of dilutive share-based employee compensation	2	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	282	286

Basic EPS	$0.91	$1.11

Diluted EPS	$0.90	$1.10
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.5	1.7

(a)These unexercised employee stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the quarters ended March 31, 2025 and 2024 as indicated below.  All amounts exclude applicable transaction fees and excise taxes on share repurchases.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2025	2024	2025	2024	2025
May 2024	1,556	—	$228	$—	$1,382
Total	1,556	—	$228	$—	$1,382

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of March 31, 2025, we have remaining capacity to repurchase up to $1.4 billion of Common Stock under the May 2024 authorization.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2024, net of tax	$(238)	$(143)	$(11)	$(392)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	25	—	1	26

(Gains) losses reclassified from AOCI, net of tax	—	2	(6)	(4)
	25	2	(5)	22
Balance at March 31, 2025, net of tax	$(213)	$(141)	$(16)	$(371)

Note 5 - Other (Income) Expense

	Quarter ended
	3/31/2025	3/31/2024
Foreign exchange net (gain) loss	$(3)	$5
Impairment and closure expense	1	—
Other	(5)	(6)
Other (income) expense	$(8)	$(1)

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

	3/31/2025	12/31/2024
Accounts and notes receivable, gross	$786	$849
Allowance for doubtful accounts	(74)	(74)
Accounts and notes receivable, net	$712	$775

Prepaid Expenses and Other Current Assets

	3/31/2025	12/31/2024
Income tax receivable	$49	$55
Restricted cash	141	155
Short term investments	—	91
Assets held for sale	8	21
Prepaid expenses	155	100
Other current assets	55	58
Prepaid expenses and other current assets	$408	$480

Property, Plant and Equipment, net

	3/31/2025	12/31/2024
Property, plant and equipment, gross	$2,757	$2,688
Accumulated depreciation and amortization	(1,419)	(1,384)
Property, plant and equipment, net	$1,338	$1,304

Other Assets	3/31/2025	12/31/2024
Operating lease right-of-use assets(a)	$889	$881
Franchise incentives	161	144
Other	316	304
Other assets	$1,366	$1,329

(a)    Non-current operating lease liabilities of $869 million and $862 million as of March 31, 2025 and December 31, 2024, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	3/31/2025	12/31/2024
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$607	$616
Restricted cash included in Prepaid expenses and other current assets(a)	141	155
Restricted cash and restricted cash equivalents included in Other assets(b)	34	36
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$782	$807

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 7 - Income Taxes

	Quarter ended
	2025	2024
Income tax provision	$176	$69
Effective tax rate	41.0%	18.0%

Our estimated effective tax rate for the full fiscal year is expected to be higher than the U.S. federal statutory rate of 21%, due to state income taxes and U.S. taxes on foreign earnings partially offset by taxes on income earned in foreign jurisdictions with statutory tax rates below 21%. Additionally, in the quarter ended March 31, 2025, we have recorded the reserve as discussed below.

Our first quarter effective tax rate was higher than the prior year primarily due to the unfavorable impact of recording a $92 million reserve. The reserve was the result of a change in management's judgment around a Mexican subsidiary's ability to utilize certain losses to offset recapture gains triggered by a tax deconsolidation in Mexico in 2009. During the quarter ended March 31, 2025, a Mexican court ruled that such losses could not be utilized to offset the recapture gain. The Company is appealing the decision and does not expect resolution of this matter within twelve months.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 3/31/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$23	$261	$3	$125	$412
Franchise revenues	42	211	63	2	318
Property revenues	3	9	1	1	14
Franchise contributions for advertising and other services	9	157	69	1	236

China
Franchise revenues	69	—	17	—	86

Other
Company sales	193	2	—	—	195
Franchise revenues	283	14	61	—	358
Property revenues	10	—	—	—	10
Franchise contributions for advertising and other services	140	3	16	—	159
	$773	$657	$231	$128	$1,788	(a)

(a)    Does not include a charge of $1 million to Unallocated Franchise revenues during the quarter ended March 31, 2025.

	Quarter ended 3/31/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$14	$240	$2	$127	$383
Franchise revenues	43	188	68	1	300
Property revenues	3	9	1	1	14
Franchise contributions for advertising and other services	10	146	73	1	230

China
Franchise revenues	68	—	17	—	85

Other
Company sales	91	—	—	—	91
Franchise revenues	272	13	62	—	347
Property revenues	11	—	—	—	11
Franchise contributions for advertising and other services	120	2	15	—	137
	$632	$598	$238	$130	$1,598

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2025 is presented below.

Deferred Franchise Fees
Balance at December 31, 2024	$438
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(20)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	22
Other(a)	2
Balance at March 31, 2025	$442

(a)    Primarily includes the impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$70
1 - 2 years	66
2 - 3 years	59
3 - 4 years	51
4 - 5 years	44
Thereafter	151
Total	$442

Note 9 - Reportable Operating Segments

The Company's operating segments maintain separate financial information, and our Chief Operating Decision Maker (“CODM”), the Company's Chief Executive Officer, evaluates the operating segments' operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company's segments based on Divisional Operating Profit and is involved in determining and reviewing forecasted Divisional Operating Profit as part of the annual plan process. Throughout the year, the CODM considers forecast to actual results and variances on a monthly and quarterly basis to allocate resources for the segments' operations. The CODM also considers this information in determining how to prioritize capital allocation, including investments in restaurant development, technology and human capital, maintaining a strong and flexible balance sheet, offering a competitive dividend and returning excess cash to shareholders. Our CODM manages assets on a consolidated basis. Accordingly, segment assets are not reported to our CODM or used in his decisions to allocate resources or assess performance of the segments. Therefore, total segment assets and long-lived assets have not been disclosed. The significant expense categories and amounts presented in the tables below align with the segment-level information that is regularly provided to the CODM.

	Quarter ended 3/31/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales(a)	$216	$263	$3	$125	$607
Franchise and property revenues(a)	407	234	143	2	786
Franchise contributions for advertising and other services(a)	149	160	85	1	395
	773	657	231	128	1,788

Less:
Company restaurant expenses	196	204	4	114	518
General and administrative expenses	80	49	55	13	197
Franchise and property expenses	16	6	11	1	34
Franchise advertising and other services expense	149	157	89	1	396
Other (income) expense	—	—	(2)	—	(2)
Division Operating Profit	$331	$241	$74	$(1)	$646

Unallocated amounts:(b)
Corporate and unallocated G&A expenses(c)					$(105)
Unallocated Company restaurant expenses(d)					(3)
Unallocated Franchise and property revenues					(1)
Unallocated Refranchising gain (loss)					5
Unallocated Other income (expense)					6
Consolidated Operating Profit					548
Investment income (expense), net					1
Other pension income (expense)					—
Interest expense, net					(120)
Income before income taxes					$429

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$11	$16	$4	$7	$7	$45
Capital Spending	18	31	5	6	11	71

	Quarter ended 3/31/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales(a)	$105	$240	$2	$127	$474
Franchise and property revenues(a)	397	210	148	2	757
Franchise contributions for advertising and other services(a)	130	148	88	1	367
	632	598	238	130	1,598

Less:
Company restaurant expenses	92	186	2	120	400
General and administrative expenses	83	49	52	13	197
Franchise and property expenses	17	8	5	1	31
Franchise advertising and other services expense	129	147	90	1	367
Other (income) expense	(2)	—	(4)	—	(6)
Division Operating Profit	$313	$208	$93	$(5)	$609

Unallocated amounts:(b)
Corporate and unallocated G&A expenses(c)					$(89)
Unallocated Refranchising gain (loss)					5
Unallocated Other income (expense)					(5)
Consolidated Operating Profit					520
Investment income (expense), net(f)					(22)
Other pension income (expense)					2
Interest expense, net					(117)
Income before income taxes					$383

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$2	$15	$3	$7	$8	$35
Capital Spending	8	21	3	9	8	49

(a)U.S. revenues included in the combined KFC, Taco Bell, Pizza Hut and Habit Burger & Grill Divisions totaled $1.0 billion and $0.9 billion in the quarters ended March 31, 2025 and 2024, respectively.

(b)Amounts have not been allocated to any segment for performance reporting purposes.

(c)Corporate and unallocated G&A expenses include charges of $17 million and $21 million in the quarters ended March 31, 2025 and 2024, respectively, related to our resource optimization program and $7 million in the quarter ended March 31, 2025 related to our brand headquarters consolidation.

(d)Unallocated Company restaurant expenses include amortization of reacquired franchise rights.

(e)The amounts of depreciation and amortization disclosed by reportable segment are primarily included within the segment expense captions of Company restaurant expenses and G&A expenses.

(f)Investment income (expense), net includes $20 million of pre-tax investment losses related to the sale of our approximate 5% minority interest in Devyani International Limited during the quarter ended March 31, 2024.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended
	2025	2024
Service cost	$1	$1
Interest cost	11	11
Expected return on plan assets	(13)	(13)
Net periodic benefit cost (income)	$(1)	$(1)

Additional loss recognized due to settlements(a)	$1	$—

(a)Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. This loss was recorded in Other pension (income) expense.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	3/31/2025	12/31/2024
Current maturities of long-term debt	$32	$29
Less current portion of debt issuance costs and discounts	(2)	(2)
Short-term borrowings	$30	$27

Long-term Debt
Securitization Notes	$3,743	$3,743
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	374	350
Term Loan A Facility	500	500
Term Loan B Facility	1,440	1,444
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations	67	67
	$11,424	$11,404
Less long-term portion of debt issuance costs and discounts	(66)	(69)
Less current maturities of long-term debt	(32)	(29)
Long-term debt	$11,327	$11,306

Details of our Short-term borrowings and Long-term debt as of December 31, 2024 can be found within our 2024 Form 10-K.

Cash paid for interest during the quarters ended March 31, 2025 and 2024, was $102 million and $101 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in interest rates, equity prices and foreign currency exchange rates. Our use of foreign currency contracts to manage foreign currency exchange rates associated with certain foreign currency denominated intercompany receivables and payables is currently not significant.

Interest Rate Swaps

In March 2025, interest rate swaps which reduced our historical exposure to interest rate risk for $1.5 billion of our variable-rate debt interest payments primarily under our Term Loan B Facility expired. Through their expiration in March 2025, these interest rate swaps were highly effective cash flow hedges.

Subsequent to the end of the first quarter, on April 4, 2025, we entered into new interest rate swaps ("2025 interest rate swaps") to fix the interest rate on $1.5 billion of borrowings, primarily under our Term Loan B Facility, from April 2025 to March 2028. Like the expired interest rate swaps, the 2025 interest rate swaps were designated cash flow hedges as the changes in the future cash flows of the swaps are expected to offset changes in expected future interest payments on the related variable-rate debt. The 2025 interest rate swaps will result in a fixed rate of 5.09% on the swapped portion of the Term Loan B Facility (excluding debt issuance costs).

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2025	2024	2025	2024

Interest rate swaps	$—	$11	$(5)	$(9)

Income tax benefit/(expense)	—	(3)	1	2

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both March 31, 2025 and December 31, 2024, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2025, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of March 31, 2025, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	3/31/2025		12/31/2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,743	$3,521	$3,743	$3,561
Subsidiary Senior Unsecured Notes(b)	750	752	750	739
Term Loan A Facility(b)	500	496	500	496
Term Loan B Facility(b)	1,440	1,450	1,444	1,451
YUM Senior Unsecured Notes(b)	4,550	4,395	4,550	4,368

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	3/31/2025	12/31/2024
Assets
Investments	Other assets	1	$1	$1
Investments	Other assets	3	7	7
Interest Rate Swaps	Prepaid expenses and other current assets	2	$—	5

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Note 14 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022 we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $1.5 billion through the first quarter of 2025. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing the proposed underpayment of tax and penalties, and our matter was referred to the IRS Office of Appeals. Upon conclusion of the proceedings with the IRS Office of Appeals without resolution, we received an IRS Notice of Deficiency in March 2025. We expect to file a petition in the United States Tax Court in the second quarter of 2025 disputing the IRS Notice of Deficiency.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 31, 2025, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $350 million. The present value of these potential payments discounted at our pre-tax cost of debt at March 31, 2025, was approximately $275 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of March 31, 2025, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $130 million. Of this amount, $125 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal scheduled for March 18, 2025 has been rescheduled to July 9, 2025. A hearing scheduled for April 29, 2025, before the Delhi High Court has been continued to August 19, 2025, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following Management's Discussion and Analysis (“MD&A”), should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, (“2024 Form 10-K”). All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified.

In the first quarter of 2025, the Company prospectively changed its basis of presentation to round financial figures in the Financial Statements and as presented in the tabular presentations in this MD&A to the nearest whole number in millions in all instances. As a result, some totals and percentages may not recompute based on rounded figures as presented within this MD&A. Previously, amounts were presented to ensure that all numbers herein recomputed, resulting in the presentation of certain figures inconsistent with their underlying rounding.

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 60,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger & Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired and pizza categories, respectively. The Habit Burger & Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 60,000 restaurants, 98% are operated by franchisees.

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

•Net Income excluding Special Items;

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

Company restaurant profit is defined as Company sales less Company restaurant expenses, both of which appear on the face of our Condensed Consolidated Statements of Income. Company restaurant expenses include those expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, cost of restaurant-level labor, rent, depreciation and amortization of restaurant-level assets and advertising expenses incurred by and on behalf of that Company restaurant. Company restaurant margin as a percentage of sales (“Company restaurant margin %”) is defined as Company restaurant profit divided by Company sales. We use Company restaurant profit for the purposes of internally evaluating the performance of our Company-owned restaurants and we believe Company restaurant profit provides useful information to investors as to the profitability of our Company-owned restaurants. In calculating Company restaurant profit, the Company excludes revenues and expenses directly associated with our franchise operations as well as non-restaurant-level costs included in General and administrative expenses, some of which may support Company-owned restaurant operations. The

Company also excludes restaurant-level asset impairment and closures expenses, which have historically not been significant, from the determination of Company restaurant profit as such expenses are not believed to be indicative of ongoing operations. Further, while we generally include depreciation and amortization of restaurant-level assets within Divisional Company restaurant expenses used to derive Divisional Company restaurant profit, we record amortization of reacquired franchise rights arising from acquisition accounting within Corporate and Unallocated Company restaurant expenses as such amortization is not believed to be indicative of ongoing Divisional results as well as to enhance comparability of acquired stores' margins with those of existing restaurants within Divisional results. Company restaurant profit and Company restaurant margin % as presented may not be comparable to other similarly titled measures of other companies in the industry.

Certain performance metrics and non-GAAP measurements are presented excluding the impact of FX. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the FX impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

Quarterly Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+5	+2	+6	+6	+9
Taco Bell Division	+11	+9	+2	+16	+16
Pizza Hut Division	(3)	(2)	(1)	(20)	(18)
YUM	+5	+3	+3	+5	+8

Additionally:

•Foreign currency translation unfavorably impacted Divisional Operating Profit by $11 million for the quarter ended March 31, 2025.

	First Quarter
	2025	2024	% Change
GAAP EPS	$0.90	$1.10	(18)
Less Special Items EPS	$(0.40)	$(0.05)	NM
EPS Excluding Special Items	$1.30	$1.15	+13

•Foreign currency translation negatively impacted our diluted EPS, excluding Special Items, by approximately $0.03 for the quarter ended March 31, 2025. Our diluted EPS, excluding Special Items, was unfavorably impacted by $0.08 for the quarter ended March 31, 2024 from after-tax investment losses.

•Gross unit openings for the quarter were 751 units.
◦Net units declined by 460 for the quarter, primarily driven by unit closures in Turkey. On January 8, 2025, we terminated our franchise agreements with franchisee IS Gida A.S. (IS Gida), the owner and operator of KFC and Pizza Hut restaurants in Turkey and a subsidiary of IS Holding A.S., after failure by IS Gida to meet our standards. As a result, 283 KFC restaurants and 254 Pizza Hut restaurants in Turkey were closed during the quarter.

Worldwide

GAAP Results

	Quarter ended
	2025	2024	% B/(W)
Company sales	$607	$474	28
Franchise and property revenues	785	757	4
Franchise contributions for advertising and other services	395	367	8
Total revenues	1,787	1,598	12

Company restaurant expenses	520	400	(30)
G&A expenses	302	286	(5)
Franchise and property expenses	34	31	(9)
Franchise advertising and other services expense	396	367	(8)
Refranchising (gain) loss	(5)	(5)	2
Other (income) expense	(8)	(1)	NM
Total costs and expenses, net	1,239	1,078	(15)
Operating Profit	548	520	5

Investment (income) expense, net	(1)	22	NM
Other pension (income) expense	—	(2)	(83)
Interest expense, net	120	117	(2)
Income before income taxes	429	383	12
Income tax provision (benefit)	176	69	(155)
Net Income	$253	$314	(19)

Diluted EPS(a)	$0.90	$1.10	(18)
Effective tax rate	41.0%	18.0%	(23.0)	ppts.

(a)See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	3/31/2025	3/31/2024	% Increase (Decrease)
Franchise	59,581	58,106	3
Company-owned	1,305	1,023	28
Total	60,886	59,129	3

	Quarter ended
	2025	2024
Same-store Sales Growth (Decline) %	3	(3)
System Sales Growth %, reported	3	—
System Sales Growth %, excluding FX	5	2

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended
	2025	2024

Consolidated
Company sales(a)	$607	$474
Franchise sales	14,896	14,572
System sales	15,503	15,046
Negative (Positive) Foreign Currency Impact(b)	239	N/A
System sales, excluding FX	$15,743	$15,046

KFC Division
Company sales(a)	$216	$105
Franchise sales	8,124	8,023
System sales	8,340	8,128
Negative (Positive) Foreign Currency Impact(b)	184	N/A
System sales, excluding FX	$8,524	$8,128

Taco Bell Division
Company sales(a)	$263	$240
Franchise sales	3,717	3,357
System sales	3,980	3,597
Negative (Positive) Foreign Currency Impact(b)	6	N/A
System sales, excluding FX	$3,986	$3,597

Pizza Hut Division
Company sales(a)	$3	$2
Franchise sales	3,025	3,165
System sales	3,028	3,167
Negative (Positive) Foreign Currency Impact(b)	50	N/A
System sales, excluding FX	$3,078	$3,167

Habit Burger & Grill Division
Company sales(a)	$125	$127
Franchise sales	30	27
System sales	155	154
Negative (Positive) Foreign Currency Impact(b)	—	N/A
System sales, excluding FX	$155	$154

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended
	2025	2024
Core Operating Profit Growth %	8	6
Diluted EPS Growth %, excluding Special Items	13	9
Effective Tax Rate excluding Special Items	19.8%	19.4%

Company restaurant profit	$87	$74
Company restaurant margin %	14.3%	15.6%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended
	2025	2024
Consolidated
GAAP Operating Profit	$548	$520
Detail of Special Items:
Loss associated with market-wide refranchisings(a)	—	3
Charges associated with Resource Optimization(b)	17	21
Charges associated with Brand HQ Consolidation(c)	7	—
Other Special Items Expense	2	—
Special Items Expense - Operating Profit	27	24
Negative Foreign Currency Impact on Division Operating Profit	11	N/A
Core Operating Profit	$586	$544

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Statements of Income Line Item
Decrease in Franchise and property revenues	$1	$—
Increase in General and administrative expenses	28	21
Increase in Refranchising loss	—	3
Increase in Other income	(2)	—
Special Items Expense - Operating Profit	$27	$24

KFC Division
GAAP Operating Profit	$331	$313
Negative (Positive) Foreign Currency Impact	9	N/A
Core Operating Profit	$340	$313

Taco Bell Division
GAAP Operating Profit	$241	$208
Negative (Positive) Foreign Currency Impact	—	N/A
Core Operating Profit	$241	$208

Pizza Hut Division
GAAP Operating Profit	$74	$93
Negative (Positive) Foreign Currency Impact	1	N/A
Core Operating Profit	$76	$93

Habit Burger & Grill Division
GAAP Operating Profit (Loss)	$(1)	$(5)
Negative (Positive) Foreign Currency Impact	—	N/A
Core Operating Profit (Loss)	$(1)	$(5)

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$253	$314
Special Items Expense - Operating Profit	27	24
Special Items Tax Expense (Benefit)(d)	86	(10)
Net Income excluding Special Items	$366	$328

	Quarter ended
	2025	2024
Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$0.90	$1.10
Less Special Items Diluted EPS	(0.40)	(0.05)
Diluted EPS excluding Special Items	$1.30	$1.15

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	41.0%	18.0%
Impact on Tax Rate as a result of Special Items	21.2%	(1.4)%
Effective Tax Rate excluding Special Items	19.8%	19.4%

(a)    Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the quarter ended March 31, 2024, we recorded net refranchising losses of $3 million that have been reflected as Special Items.

Additionally, we recorded net refranchising gains of $5 million and $8 million during quarters ended March 31, 2025 and 2024, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings that we believe are indicative of our expected ongoing refranchising activity.

(b)We recorded charges of $17 million and $21 million during the quarters ended March 31, 2025 and 2024, respectively, to General and administrative expenses related to a resource optimization program. Over the past several years, this program has allowed us to reallocate significant resources to accelerate our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. We expanded the program in 2024 to identify further opportunities to optimize the Company’s spending and identify additional, critical areas in which to potentially reallocate resources, both with a goal to enable the acceleration of the Company’s growth rate. Costs incurred to date related to the program primarily include severance associated with positions that have been eliminated or relocated and consultant fees. Due to their scope and size, these charges have been reflected as Special Items.

(c)During the quarter ended March 31, 2025, we recorded charges of approximately $7 million to General and administrative expenses associated with our decision to designate two brand headquarters in the U.S., located in Plano, Texas and Irvine, California, to foster greater collaboration among brands and employees. This involved relocating the KFC U.S. corporate office to a KFC Global headquarters and requiring the majority of our U.S.-based remote employees to relocate to an appropriate headquarter office. Costs incurred to date primarily include severance for the employees who have chosen not to relocate and consultant fees. Due to their scope and size, these charges have been reflected as Special Items.

(d)The below table includes the detail of Special Items Tax Benefit:

	Quarter ended
	3/31/2025	3/31/2024
Tax (Benefit) on Special Items Expense	$(7)	$(6)
Tax Expense - Foreign tax audit	92	—
Tax (Benefit) - Other Income tax impacts recorded as Special	—	(4)
Special Items Tax Expense (Benefit)	$86	$(10)

Tax Benefit on Special Items Expense was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Tax Expense - Foreign tax audit in the quarter ended March 31, 2025 reflects a reserve associated with a change in management's judgement around a Mexican subsidiary's ability to utilize losses to offset recapture gains triggered by a historical tax deconsolidation in Mexico (see Note 7). This tax expense was reflected as a Special Item due to its size and the years to which the reserve relates.

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

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 3/31/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$331	$241	$74	$(1)	$(98)	$548
Less:
Franchise and property revenues	407	234	143	2	(1)	785
Franchise contributions for advertising and other services	149	160	85	1	—	395
Add:
General and administrative expenses	80	49	55	13	105	302
Franchise and property expenses	16	6	11	1	—	34
Franchise advertising and other services expense	149	157	89	1	—	396
Refranchising (gain) loss	—	—	—	—	(5)	(5)
Other (income) expense	—	—	(2)	—	(6)	(8)
Company restaurant profit (loss)	$20	$59	$—	$11	$(3)	$87
Company sales	$216	$263	$3	$125	$—	$607
Company restaurant margin %	9.3%	22.4%	(6.1)%	8.6%	N/A	14.3%

	Quarter ended 3/31/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$313	$208	$93	$(5)	$(89)	$520
Less:
Franchise and property revenues	397	210	148	2	—	757
Franchise contributions for advertising and other services	130	148	88	1	—	367
Add:
General and administrative expenses	83	49	52	13	89	286
Franchise and property expenses	17	8	5	1	—	31
Franchise advertising and other services expense	129	147	90	1	—	367
Refranchising (gain) loss	—	—	—	—	(5)	(5)
Other (income) expense	(2)	—	(4)	—	5	(1)
Company restaurant profit	$13	$54	$—	$7	$—	$74
Company sales	$105	$240	$2	$127	$—	$474
Company restaurant margin %	12.2%	22.5%	1.9%	5.5%	N/A	15.6%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following item impacted reported results in 2024. See also the Detail of Special Items in this MD&A for other items impacting results in 2025 or 2024.

Investment in Devyani

During the quarter ended March 31, 2024, we sold our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, for pre-tax proceeds of $104 million. Changes in the fair value of our ownership interest in Devyani prior to the date of sale resulted in pre-tax investment losses of $20 million in the quarter ended March 31, 2024.

KFC Division

The KFC Division has 31,998 units, 89% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of March 31, 2025.

	Quarter ended
			% B/(W)
	2025	2024	Reported		Ex FX
System Sales	$8,340	$8,128	3		5
Same-Store Sales Growth (Decline) %	2	(2)	N/A		N/A

Company sales	$216	$105	106		109
Franchise and property revenues	407	397	2		5
Franchise contributions for advertising and other services	149	130	15		17
Total revenues	$773	$632	22		25

Company restaurant profit	$20	$13	58		61
Company restaurant margin %	9.3%	12.2%	(2.9)	ppts.	(2.8)	ppts.

G&A expenses	$80	$83	3		2
Franchise and property expenses	16	17	8		7
Franchise advertising and other services expense	149	129	(16)		(17)
Operating Profit	$331	$313	6		9

			% Increase (Decrease)
Unit Count	3/31/2025	3/31/2024
Franchise	31,524	30,029	5
Company-owned	474	222	114
Total	31,998	30,251	6

Company sales and Company restaurant margin %

The quarterly increase in Company sales, excluding the impacts of foreign currency translation, was driven by the KFC U.K. and Ireland restaurant acquisition (see Note 2) in the second quarter of 2024 and Company same-store sales growth of 2%.

The quarterly decrease in Company restaurant margin percentage was driven by the margin percentages of the units included in the KFC U.K. and Ireland restaurant acquisition, partially offset by Company same-store sales growth.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by unit growth and franchise same-store sales growth of 2%, partially offset by a 1% negative impact from the KFC U.K. and Ireland restaurant acquisition.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower headcount, partially offset by expenses related to the operation of acquired KFC U.K. and Ireland restaurants.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by unit growth and same-store sales growth.

Taco Bell Division

The Taco Bell Division has 8,723 units, 87% of which are in the U.S. The Company owned 7% of the Taco Bell units in the U.S. as of March 31, 2025.

	Quarter ended
			% B/(W)
	2025	2024	Reported	Ex FX

System Sales	$3,980	$3,597	11	11
Same-Store Sales Growth %	9	1	N/A	N/A

Company sales	$263	$240	10	10
Franchise and property revenues	234	210	11	11
Franchise contributions for advertising and other services	160	148	8	8
Total revenues	$657	$598	10	10

Company restaurant profit	$59	$54	9	9
Company restaurant margin %	22.4%	22.5%	(0.1)	(0.1)

G&A expenses	$49	$49	1	1
Franchise and property expenses	6	8	22	22
Franchise advertising and other services expense	157	147	(7)	(7)
Operating Profit	$241	$208	16	16

			% Increase (Decrease)
Unit Count	3/31/2025	3/31/2024
Franchise	8,218	8,071	2
Company-owned	505	484	4
Total	8,723	8,555	2

Company sales and Company restaurant margin %

The quarterly increase in Company sales was driven by Company same-store sales growth of 7% and unit growth.

The quarterly restaurant margin percentage decrease was driven by lower margins associated with new builds outside the U.S., commodity inflation and higher labor and other restaurant operating costs partially offset by same-store sales growth.

Franchise and property revenues

The quarterly increase in Franchise and property revenues was driven by franchise same-store sales growth of 9% and unit growth.

G&A

The quarterly decrease in G&A was driven by decreased legal costs and lower headcount and salaries partially offset by higher digital and technology expenses.

Operating Profit

The quarterly increase in Operating Profit was driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs.

Pizza Hut Division

The Pizza Hut Division has 19,786 units, 67% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of March 31, 2025.

	Quarter ended
			% B/(W)
	2025	2024	Reported		Ex FX

System Sales	$3,028	$3,167	(4)		(3)
Same-Store Sales Growth (Decline) %	(2)	(7)	N/A		N/A

Company sales	$3	$2	94		94
Franchise and property revenues	143	148	(4)		(2)
Franchise contributions for advertising and other services	85	88	(4)		(4)
Total revenues	$231	$238	(3)		(2)

Company restaurant profit	$—	$—	NM		NM
Company restaurant margin %	(6.1)%	1.9%	(8.0)	ppts.	(8.0)	ppts.

G&A expenses	$55	$52	(5)		(5)
Franchise and property expenses	11	5	(119)		(129)
Franchise advertising and other services expense	89	90	1		1
Operating Profit	$74	$93	(20)		(18)

			% Increase (Decrease)
Unit Count	3/31/2025	3/31/2024
Franchise	19,763	19,935	(1)
Company-owned	23	7	229
Total	19,786	19,942	(1)

Franchise and property revenues

The quarterly decrease in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by a franchise same-store sales decline of (2%).

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by professional and legal expenses associated with four franchise entities that are transitioning to new ownership.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by higher current year bad debt expense (including bad debt expense associated with four franchise entities that are transitioning to new ownership), timing of digital and technology related spending within Franchise advertising and other services expense, a same-store sales decline and higher G&A.

Habit Burger & Grill Division

The Habit Burger & Grill Division has 379 units, the vast majority of which are in the U.S. The Company owned 80% of the Habit Burger & Grill units in the U.S. as of March 31, 2025.

	Quarter ended
			% B/(W)
	2025	2024	Reported	Ex FX
System Sales	$155	$154	Even	Even
Same-Store Sales Growth (Decline) %	(3)	(8)	N/A	N/A
Total revenues	$128	$130	(1)	(1)
Operating Profit (Loss)	$(1)	$(5)	86	$86

Unit Count	3/31/2025	3/31/2024	% Increase (Decrease)
Franchise	76	71	7
Company-owned	303	310	(2)
Total	379	381	(1)

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2025	2024	% B/(W)
Corporate and unallocated G&A	$(105)	$(89)	(17)
Unallocated Company restaurant expenses (See Note 9)	(3)	—	NM
Unallocated Refranchising gain (loss)	5	5	2
Unallocated Other income (expense)	6	(5)	NM
Investment income (expense), net (see Note 9)	1	(22)	NM
Other pension income (expense) (see Note 10)	—	2	(83)
Interest expense, net	(120)	(117)	(2)
Income tax benefit (provision) (See Note 7)	(176)	(69)	(155)
Effective tax rate (See Note 7)	41.0%	18.0%	(23.0)	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and Unallocated G&A expense was driven by higher costs associated with our resource optimization program, costs associated with our brand headquarters consolidation, higher professional fees and higher compensation.

Consolidated Cash Flows

Net cash provided by operating activities was $404 million in 2025 versus $363 million in 2024. The increase was primarily driven by a decrease in incentive compensation payments, an increase in Operating Profit before Special Items and timing of accounts receivable collections, partially offset by timing of spending on advertising and an increase in payments related to our resource optimization program.

Net cash provided by investing activities was $2 million in 2025 versus $45 million in 2024. The change was primarily driven by higher current year capital spending. The prior year proceeds arising from the sale of our approximate 5% minority investment in Devyani were largely offset by proceeds arising from the current year maturity of short-term investments.

Net cash used in financing activities was $443 million in 2025 versus $247 million in 2024. The change was primarily driven by higher current year share repurchases.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.4 billion in each of the past four years and we expect that to continue to be the case in 2025. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. Subject to market conditions, we expect to maintain our consolidated net leverage ratio at its current level of approximately 4.0x Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over the medium term by issuing incremental debt as our business grows. As a result, we plan to deliver materially higher capital returns going forward as compared to the past two years when we were using significant amounts of cash to reduce our debt outstanding.

To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.5 billion Revolving Facility under our Credit Agreement which had $374 million outstanding as of March 31, 2025. We believe that our ongoing cash from operations, cash on hand, which was approximately $600 million at March 31, 2025, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months. Borrowings under our Revolving Facility had original maturities of three months or less.

There have been no material changes to the disclosures made in Item 7 of the Company's 2024 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of March 31, 2025, approximately 82% of our $11.0 billion of total debt outstanding, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.7%. Subsequent to the end of the first quarter, we entered into interest rate swaps (see Note 12) to fix the interest rate on $1.5 billion of borrowings, primarily under our Term Loan B Facility, from April 2025 to March 2028 which increased the fixed percentage of this total debt outstanding to 96%.

We ended the quarter with a consolidated net leverage ratio of 3.9x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of March 31, 2025.

	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes		$938	$884	$595	$590		$737				$3,743
Credit Agreement	$18	28	34	1,424	438						1,940
Revolving Facility					374						374
Subsidiary Senior Unsecured Notes			750								750
YUM Senior Unsecured Notes						$800	1,050	$2,100	$325	$275	4,550
Total	$18	$965	$1,668	$2,019	$1,401	$800	$1,787	$2,100	$325	$275	$11,357

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2025, to the disclosures made in Item 7A of the Company’s 2024 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2025.

Forward-Looking Statements

Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on and reflect our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) any risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2024, and (iv) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2024. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yum! Brands, Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and subsidiaries (YUM) as of March 31, 2025, the related condensed consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2024, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for the year then ended (not presented herein); and in our report dated February 19, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 6, 2025

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables provides information as of March 31, 2025, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
1/1/25-1/31/25	382	$127.42	382	$1,561

2/1/25-2/28/25	632	$148.64	632	$1,467

3/1/25-3/31/25	541	$157.04	541	$1,382
Total	1,556	$146.34	1,556	$1,382

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of March 31, 2025, we have remaining capacity to repurchase up to $1.4 billion of Common Stock under the May 2024 authorization.

Item 5. Other Information

Securities Trading Plans

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 (c) of Regulation S-K except as follows:

Name/Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Scott Mezvinsky / Chief Executive Officer, KFC Global	Rule 10b5-1 trading plan	March 5, 2025	December 31, 2025	2,865(1)	Exercise of Stock Appreciation Rights and Sale of Resulting Shares

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

10.1†
Separation Agreement, General Release and Covenant Not to Sue, dated as of August 13, 2024, and revised as of August 16, 2024, by and between Yum Restaurant Services Group, LLC and Scott Catlett, as attached herein.

10.2†
Resignation and Transition Services Agreement, dated as of January 10, 2025, by and between Kentucky Fried Chicken Canada Company, YUM! Brands, Inc. and Sabir Sami, which is incorporated herein by reference from Exhibit 10.24† to YUM’s Report on Form 10-K filed on February 19, 2025.

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

YUM! BRANDS, INC.
(Registrant)

Date:	May 6, 2025	/s/ David Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)