Form 10-Q
period 2025-06-30
YUM BRANDS INC
filed 2025-08-07
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of August 1, 2025, was 277,535,696 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Company sales	$669	$572	$1,277	$1,046
Franchise and property revenues	835	789	1,620	1,546
Franchise contributions for advertising and other services	428	402	823	769
Total revenues	1,933	1,763	3,720	3,361
Costs and Expenses, Net
Company restaurant expenses	560	470	1,081	870
General and administrative expenses	302	281	604	567
Franchise and property expenses	39	23	73	54
Franchise advertising and other services expense	428	401	824	768
Refranchising (gain) loss	(11)	(14)	(16)	(19)
Other (income) expense	(7)	(5)	(15)	(6)
Total costs and expenses, net	1,311	1,156	2,550	2,234
Operating Profit	622	607	1,170	1,127
Investment (income) expense, net	—	—	(1)	22
Other pension (income) expense	(1)	(1)	(1)	(3)
Interest expense, net	123	121	243	238
Income Before Income Taxes	499	487	929	870
Income tax provision	125	120	301	189
Net Income	$374	$367	$628	$681

Basic Earnings Per Common Share	$1.34	$1.30	$2.25	$2.41

Diluted Earnings Per Common Share	$1.33	$1.28	$2.23	$2.38

Dividends Declared Per Common Share	$0.71	$0.67	$1.42	$1.34

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/30/2025	6/30/2024	6/30/2025	6/30/2024

Net Income	$374	$367	$628	$681
Other comprehensive income, net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	51	2	76	(8)
Reclassification of adjustments and (gains) losses into Net Income		—	—	—
	51	2	76	(8)
Tax (expense) benefit	—	—	—	—
	51	2	76	(8)
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—	—	—
Reclassification of (gains) losses into Net Income	—	1	2	1
	—	1	2	1
Tax (expense) benefit	—	—	—	—
	—	1	2	1
Changes in derivative instruments
Unrealized gains (losses) arising during the period	3	4	4	16
Reclassification of (gains) losses into Net Income	(3)	(8)	(11)	(16)
	—	(4)	(7)	—
Tax (expense) benefit	—	1	2	—
	—	(3)	(5)	—

Other comprehensive income (loss), net of tax	51	—	73	(7)
Comprehensive Income	$426	$367	$701	$674

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/30/2025	6/30/2024
Cash Flows – Operating Activities
Net Income	$628	$681
Depreciation and amortization	89	76
Refranchising (gain) loss	(16)	(19)
Investment (income) expense, net	(1)	22
Deferred income taxes	12	12
Share-based compensation expense	37	38
Changes in accounts and notes receivable	34	15
Changes in prepaid expenses and other current assets	(47)	(36)
Changes in accounts payable and other current liabilities	(42)	(78)
Changes in income taxes payable	21	(46)
Other, net	135	40
Net Cash Provided by Operating Activities	850	705

Cash Flows – Investing Activities
Capital spending	(142)	(99)
Proceeds from sale of Devyani Investment	—	104
Acquisition of KFC U.K. and Ireland restaurants	—	(174)
Other restaurant acquisitions	(98)	—
Proceeds from refranchising of restaurants	32	30
Maturities (purchases) of Short term investments, net	91	(116)
Other, net	(13)	2
Net Cash Used in Investing Activities	(130)	(253)

Cash Flows – Financing Activities
Proceeds from long-term debt	—	237
Repayments of long-term debt	(12)	(463)
Revolving credit facility, three months or less, net	50	175
Short-term borrowings by original maturity
More than three months - proceeds	20	—
More than three months - payments	(18)	—
Three months or less, net	—	—
Repurchase shares of Common Stock	(338)	(50)
Dividends paid on Common Stock	(395)	(377)
Other, net	(48)	(69)
Net Cash Used in Financing Activities	(741)	(547)
Effect of Exchange Rates on Cash and Cash Equivalents	31	(6)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	11	(101)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	807	724
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$818	$623

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	6/30/2025	12/31/2024
ASSETS
Current Assets
Cash and cash equivalents	$677	$616
Accounts and notes receivable, net	756	775
Prepaid expenses and other current assets	394	480
Total Current Assets	1,826	1,871

Property, plant and equipment, net	1,383	1,304
Goodwill	792	736
Intangible assets, net	454	416
Other assets	1,400	1,329
Deferred income taxes	1,061	1,071
Total Assets	$6,917	$6,727

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,223	$1,211
Income taxes payable	34	31
Short-term borrowings	971	27
Total Current Liabilities	2,229	1,269

Long-term debt	10,418	11,306
Other liabilities and deferred credits	1,951	1,800
Total Liabilities	14,597	14,375

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 278 shares issued in 2025 and 279 shares issued in 2024	—	—
Accumulated deficit	(7,361)	(7,256)
Accumulated other comprehensive loss	(319)	(392)
Total Shareholders’ Deficit	(7,680)	(7,648)
Total Liabilities and Shareholders’ Deficit	$6,917	$6,727

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended June 30, 2025 and 2024
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at March 31, 2025	278	$—	$(7,434)	$(371)	$(7,804)
Net Income			374		374
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				51	51
Comprehensive Income					426
Dividends declared			(198)		(198)
Repurchase of shares of Common Stock(1)	(1)	(4)	(105)		(109)
Employee share-based award exercises	—	(13)			(13)
Share-based compensation events		17			17
Balance at June 30, 2025	278	$—	$(7,361)	$(319)	$(7,680)

Balance at December 31, 2024	279	$—	$(7,256)	$(392)	$(7,648)
Net Income			628		628
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				76	76
Pension and post-retirement benefit plans				2	2
Derivative instruments (net of tax impact of $2 million)				(5)	(5)
Comprehensive Income					701
Dividends declared			(397)		(397)
Repurchase of shares of Common Stock(1)	(2)	(4)	(334)		(338)
Employee share-based award exercises	1	(39)	(3)		(42)
Share-based compensation events		43			43
Balance at June 30, 2025	278	$—	$(7,361)	$(319)	$(7,680)

Balance at March 31, 2024	281	$45	$(7,492)	$(309)	$(7,756)
Net Income			367		367
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				2	2
Pension and post-retirement benefit plans				1	1
Derivative instruments (net of tax impact of $1 million)				(3)	(3)
Comprehensive Income					367
Dividends declared			(190)		(190)
Repurchase of shares of Common Stock	—	(44)	(6)		(50)
Employee share-based award exercises	—	(19)			(19)
Share-based compensation events		18			18
Balance at June 30, 2024	281	$—	$(7,321)	$(309)	$(7,630)

Balance at December 31, 2023	281	$60	$(7,616)	$(302)	$(7,858)
Net Income			681		681
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(8)	(8)
Pension and post-retirement benefit plans				1	1
Comprehensive Income					674
Dividends declared			(380)		(380)
Repurchase of shares of Common Stock	—	(44)	(6)		(50)
Employee share-based award exercises	—	(66)			(66)
Share-based compensation events		50			50
Balance at June 30, 2024	281	$—	$(7,321)	$(309)	$(7,630)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 61,000 restaurants in more than 155 countries and territories.  As of June 30, 2025, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired and pizza categories, respectively. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of June 30, 2025, YUM consisted of four operating segments:

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

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended June 30, 2025. These reclassifications had no effect on previously reported Net Income.

Note 2 - Restaurant Acquisitions

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

During the quarter ended June 30, 2025, we finalized our preliminary estimate of the fair value of net assets acquired. The components of the final purchase price allocation, subsequent to the adjustments to the allocation in the quarter ended June 30, 2025 and prior quarters were as follows:

Total Current Assets	$2
Property, plant and equipment, net	99
Reacquired franchise rights (included in Intangible assets, net)	48
Operating lease right-of-use assets (included in Other assets)	124
Total Identifiable Assets	273
Total Current Liabilities	(30)
Operating lease liabilities (included in Other liabilities and deferred credits)	(115)
Other liabilities	(41)
Total Liabilities Assumed	(186)
Total identifiable net assets	87
Goodwill	90
Purchase price to be allocated	$177

The cumulative adjustments to the preliminary estimate of identifiable net assets acquired (as recorded in the June 30, 2024 quarter of acquisition) resulted in a corresponding $14 million increase in estimated goodwill due to the following changes to the preliminary purchase price allocation.

Increase (Decrease) in Goodwill

Increase in Property, plant and equipment, net	$(11)
Increase in Required franchise rights	(1)
Increase in Operating lease right-of-use assets	(15)
Increase in Total Current Liabilities	12
Increase in Operating lease liabilities	13
Increase in Other liabilities	10
Increase in consideration	6
Total increase in Goodwill	$14

Reacquired franchise rights, which were valued based on after-royalty cash flows expected to be earned by the acquired restaurants over the remaining term of their then-existing franchise agreements, have an estimated weighted average useful life of 5 years.

Other Restaurant Acquisitions

In addition to the acquisition discussed above, we acquired 58 and 63 restaurants from franchisees in the quarter and year to date ended June 30, 2025, respectively, including 12 KFC, 15 Taco Bell and 36 Pizza Hut restaurants (the "Other restaurant acquisitions"). Total cash consideration paid in connection with these acquisitions was $98 million, net of cash acquired.

These restaurant acquisitions were accounted for as business combinations using the acquisition method of accounting. The primary assets recorded as a result of the preliminary purchase price allocations were operating lease right-of-use assets (and corresponding lease liabilities) of $44 million, reacquired franchise rights of $43 million and goodwill of $42 million. Reacquired franchise rights, which were valued similarly to those in the KFC U.K. and Ireland restaurant acquisition, have estimated weighted average useful lives of 5 years for the KFCs, 17 years for the Taco Bells and 6 years for the Pizza Huts.

For both the KFC U.K. and Ireland restaurant acquisition and the Other restaurant acquisitions, the excess of the purchase price over the estimated fair value of the net, identifiable assets acquired was recorded as goodwill. The goodwill recognized represents expected benefits of the acquisitions that do not qualify for recognition as intangible assets. This includes value arising from cash flows expected to be earned in years subsequent to the expiration of the terms of franchise agreements existing upon acquisition. The goodwill is expected to be partially deductible for income tax purposes and has been allocated to the respective reporting units.

The financial results of all acquired restaurants have been included in our Condensed Consolidated Financial Statements since the respective dates of acquisition, which individually and in the aggregate, did not significantly impact our results for the quarter and year to date ended June 30, 2025. Pro forma financial information of the combined entities for the periods prior to acquisition is not presented due to the immaterial impact of the restaurant acquisitions on our Condensed Consolidated Financial Statements. The direct transaction costs associated with the restaurant acquisitions were also not material and were expensed as incurred.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2025	2024	2025	2024
Net Income	$374	$367	$628	$681

Weighted-average common shares outstanding (for basic calculation)	279	282	279	282
Effect of dilutive share-based employee compensation	2	4	2	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	281	286	282	286

Basic EPS	$1.34	$1.30	$2.25	$2.41

Diluted EPS	$1.33	$1.28	$2.23	$2.38
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.5	1.9	1.5	1.8

(a)These unexercised employee stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 30, 2025 and 2024 as indicated below.  All amounts exclude applicable transaction fees and excise taxes on share repurchases.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2025	2024	2025	2024	2025
May 2024	2,296	—	$336	$—	$1,274
September 2022	—	366	—	50	—
Total	2,296	366	$336	$50	$1,274

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of June 30, 2025, we have remaining capacity to repurchase up to $1.3 billion of Common Stock under the May 2024 authorization.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at March 31, 2025, net of tax	$(213)	$(141)	$(16)	$(371)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	51	—	2	53

(Gains) losses reclassified from AOCI, net of tax	—	—	(2)	(2)
	51	—	—	51
Balance at June 30, 2025, net of tax	$(162)	$(141)	$(16)	$(319)

Balance at December 31, 2024, net of tax	$(238)	$(143)	$(11)	$(392)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	76	—	3	79

(Gains) losses reclassified from AOCI, net of tax	—	2	(8)	(6)
	76	2	(5)	73
Balance at June 30, 2025, net of tax	$(162)	$(141)	$(16)	$(319)

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Foreign exchange net (gain) loss	$(3)	$—	$(7)	$5
Impairment and closure expense	1	—	1	—
Other	(4)	(5)	(9)	(11)
Other (income) expense	$(7)	$(5)	$(15)	$(6)

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

	6/30/2025	12/31/2024
Accounts and notes receivable, gross	$808	$849
Allowance for doubtful accounts	(52)	(74)
Accounts and notes receivable, net	$756	$775

Prepaid Expenses and Other Current Assets

	6/30/2025	12/31/2024
Income tax receivable	$57	$55
Restricted cash	119	155
Short term investments	—	91
Assets held for sale	8	21
Prepaid expenses	148	100
Other current assets	62	58
Prepaid expenses and other current assets	$394	$480

Property, Plant and Equipment, net

	6/30/2025	12/31/2024
Property, plant and equipment, gross	$2,839	$2,688
Accumulated depreciation and amortization	(1,456)	(1,384)
Property, plant and equipment, net	$1,383	$1,304

Other Assets	6/30/2025	12/31/2024
Operating lease right-of-use assets(a)	$946	$881
Franchise incentives	162	144
Other	292	304
Other assets	$1,400	$1,329

(a)    Non-current operating lease liabilities of $921 million and $862 million as of June 30, 2025 and December 31, 2024, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	6/30/2025	12/31/2024
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$677	$616
Restricted cash included in Prepaid expenses and other current assets(a)	119	155
Restricted cash and restricted cash equivalents included in Other assets(b)	22	36
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$818	$807

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 7 - Income Taxes

	Quarter ended		Year to date
	2025	2024	2025	2024
Income tax provision	$125	$120	$301	$189
Effective tax rate	25.1%	24.7%	32.4%	21.8%

Our estimated effective tax rate for the full fiscal year is expected to be higher than the U.S. federal statutory rate of 21%, due to state income taxes and U.S. taxes on foreign earnings partially offset by taxes on income earned in foreign jurisdictions with statutory tax rates below 21%. Additionally, in the quarter and year to date ended June 30, 2025, we have recorded the reserves as discussed below.

Our second quarter and year to date effective tax rate is higher than the prior year primarily due to the unfavorable impact of recording $10 million and $102 million, respectively, related to a reserve associated with a Mexican subsidiary's ability to utilize certain losses to offset recapture gains triggered by a tax deconsolidation in Mexico in 2009. During the quarter ended March 31, 2025, a Mexican court ruled that such losses could not be utilized to offset the recapture gain. As such, the Company recorded the reserve and continues to record the ongoing foreign exchange and inflationary adjustments associated with the reserve. The Company is appealing the decision and does not expect resolution of this matter within twelve months.

Subsequent to the end of the second quarter, on July 4, 2025, H.R.1, commonly known as the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. As the legislation was enacted into law after June 30, 2025, it had no impact on our income tax provision for the quarter and year to date ended June 30, 2025. The Company is in the process of evaluating the effects of the legislation on our ability to utilize approximately $70 million of existing foreign tax credit related deferred tax assets prior to their expiration. We anticipate that any change in management's judgment regarding our ability to use these foreign tax credits would be recorded through our Income tax provision in the quarter ended September 30, 2025.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$24	$285	$7	$130	$446
Franchise revenues	43	225	63	2	332
Property revenues	3	8	1	1	13
Franchise contributions for advertising and other services	11	173	67	1	252

China
Franchise revenues	65	—	17	—	82

Other
Company sales	222	2	—	—	224
Franchise revenues	315	15	67	—	397
Property revenues	11	—	—	—	11
Franchise contributions for advertising and other services	156	3	17	—	177
	$849	$711	$239	$134	$1,933

	Quarter ended 6/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$14	$268	$2	$139	$423
Franchise revenues	47	209	66	2	324
Property revenues	3	10	1	—	14
Franchise contributions for advertising and other services	10	161	73	—	244

China
Franchise revenues	62	—	17	—	79

Other
Company sales	149	—	—	—	149
Franchise revenues	282	15	63	—	360
Property revenues	11	—	1	—	12
Franchise contributions for advertising and other services	139	3	16	—	158
	$717	$666	$239	$141	$1,763

	Year to date 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$47	$546	$10	$255	$858
Franchise revenues	85	436	126	4	650
Property revenues	6	17	2	2	27
Franchise contributions for advertising and other services	20	330	136	1	488

China
Franchise revenues	134	—	34	—	168

Other
Company sales	415	4	—	—	419
Franchise revenues	598	29	128	—	755
Property revenues	21	—	1	—	22
Franchise contributions for advertising and other services	296	6	33	—	335
	$1,622	$1,368	$470	$262	$3,721	(a)

(a)    Does not include a charge of $1 million to Unallocated Franchise revenues during the year to date ended June 30, 2025.

	Year to date 6/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$28	$508	$4	$266	$806
Franchise revenues	90	397	134	3	624
Property revenues	6	19	2	1	28
Franchise contributions for advertising and other services	20	307	146	1	474

China
Franchise revenues	130	—	34	—	164

Other
Company sales	240	—	—	—	240
Franchise revenues	554	28	125	—	707
Property revenues	22	—	1	—	23
Franchise contributions for advertising and other services	259	5	31	—	295
	$1,349	$1,264	$477	$271	$3,361

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2025 is presented below.

Deferred Franchise Fees
Balance at December 31, 2024	$438
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(43)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	33
Other(a)	6
Balance at June 30, 2025	$435

(a)    Primarily includes the impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$73
1 - 2 years	65
2 - 3 years	59
3 - 4 years	51
4 - 5 years	44
Thereafter	143
Total	$435

Note 9 - Reportable Operating Segments

The Company's operating segments maintain separate financial information, and our Chief Operating Decision Maker (“CODM”), the Company's Chief Executive Officer, evaluates the operating segments' operating results on a regular basis in deciding how to allocate resources among the segments and in assessing segment performance. The CODM evaluates the performance of the Company's segments based on Divisional Operating Profit and is involved in determining and reviewing forecasted Divisional Operating Profit as part of the annual plan process. Throughout the year, the CODM considers forecast to actual results and variances on a monthly and quarterly basis to allocate resources for the segments' operations. The CODM also considers this information in determining how to prioritize capital allocation, including investments in restaurant development, technology and human capital, while maintaining a strong and flexible balance sheet, offering a competitive dividend and returning excess cash to shareholders. Our CODM manages assets on a consolidated basis. Accordingly, segment assets are not reported to our CODM or used in his decisions to allocate resources or assess performance of the segments. Therefore, total segment assets and long-lived assets have not been disclosed. The significant expense categories and amounts presented in the tables below align with the segment-level information that is regularly provided to the CODM.

	Quarter ended 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales(a)	$245	$287	$7	$130	$669
Franchise and property revenues(a)	437	248	147	3	835
Franchise contributions for advertising and other services(a)	167	176	85	1	428
	849	711	239	134	1,933

Less:
Company restaurant expenses	216	217	7	116	557
General and administrative expenses	86	49	54	13	202
Franchise and property expenses	20	7	10	1	39
Franchise advertising and other services expense	162	176	90	1	428
Other (income) expense	—	—	(3)	—	(3)
Division Operating Profit	$365	$262	$80	$3	$709

Unallocated amounts:(b)
Corporate and unallocated G&A expenses(c)					$(99)
Unallocated Company restaurant expenses(d)					(4)
Unallocated Franchise and property revenues					—
Unallocated Refranchising gain (loss)					11
Unallocated Other income (expense)					4
Consolidated Operating Profit					622
Investment income (expense), net					—
Other pension income (expense)					1
Interest expense, net					(123)
Income before income taxes					$499

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$11	$16	$4	$6	$6	$44
Capital Spending	19	18	10	12	12	71

	Quarter ended 6/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales(a)	$163	$268	$2	$139	$572
Franchise and property revenues(a)	405	234	148	2	789
Franchise contributions for advertising and other services(a)	149	164	89	—	402
	717	666	239	141	1,763

Less:
Company restaurant expenses	144	199	2	124	469
General and administrative expenses	84	47	50	14	195
Franchise and property expenses	9	8	5	1	23
Franchise advertising and other services expense	147	163	91	—	401
Other (income) expense	(1)	(1)	(3)	—	(5)
Division Operating Profit	$334	$250	$94	$2	$680

Unallocated amounts:(b)
Corporate and unallocated G&A expenses(c)					$(86)
Unallocated Company restaurant expenses(d)					(1)
Unallocated Refranchising gain (loss)					14
Unallocated Other income (expense)					—
Consolidated Operating Profit					607
Investment income (expense), net					—
Other pension income (expense)					1
Interest expense, net					(121)
Income before income taxes					$487

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$8	$15	$4	$7	$8	$41
Capital Spending	10	20	3	9	8	50

	Year to date 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales(a)	$461	$550	$10	$255	$1,277
Franchise and property revenues(a)	844	482	290	5	1,621
Franchise contributions for advertising and other services(a)	316	336	169	1	823
	1,622	1,368	470	262	3,721

Less:
Company restaurant expenses	411	421	11	230	1,074
General and administrative expenses	166	98	109	26	399
Franchise and property expenses	36	13	21	2	73
Franchise advertising and other services expense	311	333	179	1	824
Other (income) expense	—	—	(5)	—	(4)
Division Operating Profit	$697	$502	$155	$2	$1,355

Unallocated amounts:(b)
Corporate and unallocated G&A expenses(c)					$(205)
Unallocated Company restaurant expenses(d)					(7)
Unallocated Franchise and property revenues					(1)
Unallocated Refranchising gain (loss)					16
Unallocated Other income (expense)					10
Consolidated Operating Profit					1,170
Investment income (expense), net					1
Other pension income (expense)					1
Interest expense, net					(243)
Income before income taxes					$929

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$22	$32	$9	$13	$14	$89
Capital Spending	37	49	15	18	23	142

	Year to date 6/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales(a)	$268	$508	$4	$266	$1,046
Franchise and property revenues(a)	802	444	296	4	1,546
Franchise contributions for advertising and other services(a)	279	312	177	1	769
	1,349	1,264	477	271	3,361

Less:
Company restaurant expenses	236	385	4	244	869
General and administrative expenses	167	96	102	27	392
Franchise and property expenses	26	16	10	2	54
Franchise advertising and other services expense	276	310	181	1	768
Other (income) expense	(3)	(1)	(7)	—	(11)
Division Operating Profit (Loss)	$647	$458	$187	$(3)	$1,289

Unallocated amounts:(b)
Corporate and unallocated G&A expenses(c)					$(175)
Unallocated Company restaurant expenses(d)					(1)
Unallocated Franchise and property revenues					—
Unallocated Refranchising gain (loss)					19
Unallocated Other income (expense)					(5)
Consolidated Operating Profit					1,127
Investment income (expense), net(f)					(22)
Other pension income (expense)					3
Interest expense, net					(238)
Income before income taxes					$870

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$10	$29	$7	$14	$16	$76
Capital Spending	18	41	6	18	16	99

(a)U.S. revenues included in the combined KFC, Taco Bell, Pizza Hut and Habit Burger & Grill Divisions totaled $1.0 billion in both the quarters ended June 30, 2025 and 2024, and $2.0 billion and $1.9 billion in the years to date ended June 30, 2025 and 2024, respectively.

(b)Amounts have not been allocated to any segment for performance reporting purposes.

(c)Corporate and unallocated G&A expenses include charges of $14 million and $25 million in the quarters ended June 30, 2025 and 2024, respectively, related to our resource optimization program and $10 million in the quarter ended June 30, 2025 related to our brand headquarters consolidation. Corporate and unallocated G&A expenses include charges of $32 million and $46 million in the years to date ended June 30, 2025 and 2024, respectively, related to our resource optimization program and $17 million in the year to date ended June 30, 2025 related to our brand headquarters consolidation.

(d)Unallocated Company restaurant expenses include amortization of reacquired franchise rights.

(e)The amounts of depreciation and amortization disclosed by reportable segment are primarily included within the segment expense captions of Company restaurant expenses and G&A expenses.

(f)Investment income (expense), net includes $20 million of pre-tax investment losses related changes in fair value of our approximate 5% minority interest in Devyani International Limited prior to the date of sale during the year to date ended June 30, 2024.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2025	2024	2025	2024
Service cost	$1	$1	$2	$2
Interest cost	11	10	22	21
Expected return on plan assets	(14)	(13)	(27)	(26)
Amortization of net (gain) / loss	1	1	1	1
Amortization of prior service cost	1	1	1	1
Net periodic benefit cost (income)	$—	$—	$(1)	$(1)

Additional loss recognized due to settlements(a)	$—	$—	$1	$—

(a)Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. This loss was recorded in Other pension (income) expense.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/30/2025	12/31/2024
Current maturities of long-term debt	$974	$29
Other	2	—
	975	29
Less current portion of debt issuance costs and discounts	(3)	(2)
Short-term borrowings	$971	$27

Long-term Debt
Securitization Notes	$3,743	$3,743
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	400	350
Term Loan A Facility	500	500
Term Loan B Facility	1,436	1,444
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations	72	67
	$11,451	$11,404
Less long-term portion of debt issuance costs and discounts	(60)	(69)
Less current maturities of long-term debt	(974)	(29)
Long-term debt	$10,418	$11,306

The anticipated repayment date for $938 million in Securitization Notes is in May of 2026 (the “May 2016 Securitization Notes”) and accordingly, these notes have been classified as Short-term borrowings in our Condensed Consolidated Balance Sheet as of June 30, 2025. The Company expects to refinance the May 2016 Securitization Notes prior to the anticipated repayment date. If the Company does not repay or refinance the May 2016 Securitization Notes prior to the anticipated repayment date, we are subject to rapid amortization of principal on all Securitization Notes and additional interest of at least 7% will accrue on the Securitization Notes.

Details of our Short-term borrowings and Long-term debt as of December 31, 2024 can be found within our 2024 Form 10-K.

Cash paid for interest during the years to date ended June 30, 2025 and 2024, was $256 million and $254 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in foreign currency exchange rates, interest rates and equity prices.

Foreign Currency Contracts

During the quarter ended June 30, 2025, we entered into a foreign currency forward contract with a U.S. dollar notional amount of approximately $80 million to reduce the foreign currency exposure relating to our net investment in certain Indian rupee functional currency operations. This forward contract is designated as a net investment hedge and the related mark-to-market adjustments are being recorded as a cumulative translation adjustment within AOCI. This foreign currency forward contract did not have a material impact on our Condensed Consolidated Financial Statements for the quarter ended June 30, 2025, and will mature in October 2025.

Interest Rate Swaps

In March 2025, interest rate swaps which reduced our historical exposure to interest rate risk for $1.5 billion of our variable-rate debt interest payments primarily under our Term Loan B Facility expired. Through their expiration in March 2025, these interest rate swaps were highly effective cash flow hedges.

On April 4, 2025, we entered into a new interest rate swap ("2025 interest rate swap") to fix the interest rate on $1.5 billion of borrowings, primarily under our Term Loan B Facility, from April 2025 to March 2028. Like the expired interest rate swaps, the 2025 interest rate swap was designated as a cash flow hedge as the changes in the future cash flows of the swap are expected to offset changes in expected future interest payments on the related variable-rate debt. The 2025 interest rate swap will result in a fixed rate of 5.09% on the swapped portion of the Term Loan B Facility (excluding debt issuance costs). Through June 30, 2025, the swap was a highly effective cash flow hedge.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2025	2024	2025	2024	2025	2024	2025	2024

Interest rate swaps	$5	$3	$(3)	$(8)	$6	$14	$(8)	$(17)

Income tax benefit/(expense)	(1)	(1)	1	2	(1)	(4)	2	4

As of June 30, 2025, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $7 million, based on current Secured Overnight Financing (“SOFR”) interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both June 30, 2025 and December 31, 2024, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2025, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of June 30, 2025, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	6/30/2025		12/31/2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$3,743	$3,533	$3,743	$3,561
Subsidiary Senior Unsecured Notes(b)	750	751	750	739
Term Loan A Facility(b)	500	494	500	496
Term Loan B Facility(b)	1,436	1,446	1,444	1,451
YUM Senior Unsecured Notes(b)	4,550	4,511	4,550	4,368

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	6/30/2025	12/31/2024
Assets
Investments	Other assets	1	$1	$1
Investments	Other assets	3	7	7
Interest Rate Swaps	Prepaid expenses and other current assets	2	7	5
Interest Rate Swaps	Other liabilities and deferred credits	2	(5)	—

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Note 14 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022 we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $1.6 billion through the second quarter of 2025. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing the proposed underpayment of tax and penalties, and our matter was referred to the IRS Office of Appeals. Upon conclusion of the proceedings with the IRS Office of Appeals without resolution, we received an IRS Notice of Deficiency in March 2025. On June 4, 2025, we filed a petition in the United States Tax Court disputing the IRS Notice of Deficiency.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 30, 2025, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $325 million. The present value of these potential payments discounted at our pre-tax cost of debt at June 30, 2025, was approximately $275 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of June 30, 2025, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $130 million. Of this amount, $125 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal scheduled for July 9, 2025 has been rescheduled to January 6, 2026. A hearing scheduled for April 29, 2025, before the Delhi High Court has been continued to August 19, 2025, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Company restaurant profit is defined as Company sales less Company restaurant expenses, both of which appear on the face of our Condensed Consolidated Statements of Income. Company restaurant expenses include those expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, cost of restaurant-level labor, rent, depreciation and amortization of restaurant-level assets and advertising expenses incurred by and on behalf of that Company restaurant. Company restaurant margin as a percentage of sales (“Company restaurant margin %”) is defined as Company restaurant profit divided by Company sales. We use Company restaurant profit for the purposes of internally evaluating the performance of our Company-owned restaurants and we believe Company restaurant profit provides useful information to investors as to the profitability of our Company-owned restaurants. In calculating Company restaurant profit, the Company excludes revenues and expenses directly associated with our franchise operations as well as non-restaurant-level costs included in General and administrative expenses, some of which may support Company-owned restaurant operations. The

Company also excludes restaurant-level asset impairment and closures expenses, which have historically not been significant, from the determination of Company restaurant profit as such expenses are not believed to be indicative of ongoing operations. Further, while we generally include depreciation and amortization of restaurant-level assets within Divisional Company restaurant expenses used to derive Divisional Company restaurant profit, we record amortization of reacquired franchise rights arising from acquisition accounting within Corporate and unallocated Company restaurant expenses as such amortization is not believed to be indicative of ongoing Divisional results as well as to enhance comparability of acquired stores' margins with those of existing restaurants for which reacquired franchise rights are not applicable. Company restaurant profit and Company restaurant margin % as presented may not be comparable to other similarly titled measures of other companies in the industry.

Certain performance metrics and non-GAAP measurements are presented excluding the impact of FX. These amounts are derived by translating current year results at prior year average exchange rates. We believe the elimination of the FX impact provides better year-to-year comparability without the distortion of foreign currency fluctuations.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

Quarterly Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+5	+2	+5	+9	+8
Taco Bell Division	+6	+4	+2	+5	+5
Pizza Hut Division	(1)	(1)	Even	(15)	(15)
YUM	+4	+2	+3	+2	+2
Year to date Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+5	+2	+5	+8	+8
Taco Bell Division	+8	+6	+2	+10	+10
Pizza Hut Division	(2)	(1)	Even	(17)	(17)
YUM	+4	+2	+3	+4	+5

Additionally:

•Foreign currency translation favorably impacted Divisional Operating Profit by $4 million for the quarter ended June 30, 2025 and unfavorably impacted Divisional Operating Profit by $7 million for the year to date ended June 30, 2025.

	Second Quarter			Year to date
	2025	2024	% Change	2025	2024	% Change
GAAP EPS	$1.33	$1.28	+4	$2.23	$2.38	(6)
Less Special Items EPS	$(0.11)	$(0.07)	NM	$(0.51)	$(0.12)	NM
EPS Excluding Special Items	$1.44	$1.35	+7	$2.74	$2.50	+10

•Foreign currency translation favorably impacted our diluted EPS, excluding Special Items, by approximately $0.01 and unfavorably impacted our diluted EPS, excluding Special Items, by approximately $0.02 for the quarter and year to date ended June 30, 2025, respectively. Our diluted EPS, excluding Special Items, for the year to date ended June 30, 2024 was unfavorably impacted by $0.08 from after-tax investment losses.

•Gross unit openings for the quarter were 871 units. Gross unit openings for the year to date were 1,622 units.
◦Total units decreased by 74 for the year to date, primarily driven by unit closures in Turkey. On January 8, 2025, we terminated our franchise agreements with franchisee IS Gida A.S. (IS Gida), the owner and operator of KFC and Pizza Hut restaurants in Turkey and a subsidiary of IS Holding A.S., after failure by IS Gida to meet our standards. As a result, 283 KFC restaurants and 254 Pizza Hut restaurants in Turkey were closed in January.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2025	2024	% B/(W)		2025	2024	% B/(W)
Company sales	$669	$572	17		$1,277	$1,046	22
Franchise and property revenues	835	789	6		1,620	1,546	5
Franchise contributions for advertising and other services	428	402	6		823	769	7
Total revenues	1,933	1,763	10		3,720	3,361	11

Company restaurant expenses	560	470	(19)		1,081	870	(24)
G&A expenses	302	281	(8)		604	567	(6)
Franchise and property expenses	39	23	(73)		73	54	(36)
Franchise advertising and other services expense	428	401	(7)		824	768	(7)
Refranchising (gain) loss	(11)	(14)	(21)		(16)	(19)	(14)
Other (income) expense	(7)	(5)	NM		(15)	(6)	NM
Total costs and expenses, net	1,311	1,156	(13)		2,550	2,234	(14)
Operating Profit	622	607	2		1,170	1,127	4

Investment (income) expense, net	—	—	NM		(1)	22	NM
Other pension (income) expense	(1)	(1)	(40)		(1)	(3)	(62)
Interest expense, net	123	121	(1)		243	238	(2)
Income before income taxes	499	487	3		929	870	7
Income tax provision (benefit)	125	120	(4)		301	189	(59)
Net Income	$374	$367	2		$628	$681	(8)

Diluted EPS(a)	$1.33	$1.28	4		$2.23	$2.38	(6)
Effective tax rate	25.1%	24.7%	(0.4)	ppts.	32.4%	21.8%	(10.7)	ppts.

(a)See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	6/30/2025	6/30/2024	% Increase (Decrease)
Franchise	59,907	58,256	3
Company-owned	1,365	1,242	10
Total	61,272	59,498	3

	Quarter ended		Year to date
	2025	2024	2025	2024
Same-store Sales Growth (Decline) %	2	(1)	2	(2)
System Sales Growth %, reported	5	1	4	1
System Sales Growth %, excluding FX	4	3	4	2

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2025	2024	2025	2024

Consolidated
Company sales(a)	$669	$572	$1,277	$1,046
Franchise sales	15,608	14,979	30,504	29,551
System sales	16,277	15,551	31,781	30,597
Negative (Positive) Foreign Currency Impact(b)	(99)	N/A	141	N/A
System sales, excluding FX	$16,179	$15,551	$31,922	$30,597

KFC Division
Company sales(a)	$245	$163	$461	$268
Franchise sales	8,476	8,063	16,600	16,086
System sales	8,721	8,226	17,061	16,354
Negative (Positive) Foreign Currency Impact(b)	(81)	N/A	103	N/A
System sales, excluding FX	$8,640	$8,226	$17,164	$16,354

Taco Bell Division
Company sales(a)	$287	$268	$550	$508
Franchise sales	3,988	3,749	7,705	7,106
System sales	4,275	4,017	8,255	7,614
Negative (Positive) Foreign Currency Impact(b)	(4)	N/A	1	N/A
System sales, excluding FX	$4,270	$4,017	$8,256	$7,614

Pizza Hut Division
Company sales(a)	$7	$2	$10	$4
Franchise sales	3,109	3,138	6,134	6,303
System sales	3,116	3,140	6,144	6,307
Negative (Positive) Foreign Currency Impact(b)	(14)	N/A	37	N/A
System sales, excluding FX	$3,102	$3,140	$6,181	$6,307

Habit Burger & Grill Division
Company sales(a)	$130	$139	$255	$266
Franchise sales	36	29	66	56
System sales	166	168	321	322
Negative (Positive) Foreign Currency Impact(b)	—	N/A	—	N/A
System sales, excluding FX	$166	$168	$321	$322

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2025	2024	2025	2024
Core Operating Profit Growth %	2	10	5	8
Diluted EPS Growth %, excluding Special Items	7	(4)	10	1
Effective Tax Rate excluding Special Items	23.2%	24.7%	21.6%	22.4%

Company restaurant profit	$109	$102	$196	$176
Company restaurant margin %	16.3%	17.8%	15.3%	16.8%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended		Year to date
	2025	2024	2025	2024
Consolidated
GAAP Operating Profit	$622	$607	$1,170	$1,127
Detail of Special Items:
Loss associated with market-wide refranchisings(a)	—	1	—	4
Charges associated with Resource Optimization(b)	14	25	32	46
Charges associated with Brand HQ Consolidation(c)	10	—	17	—
German acquisition and Turkey termination-related costs(d)	5	—	7	—
Special Items Expense - Operating Profit	28	26	55	50
(Positive) Negative Foreign Currency Impact on Division Operating Profit	(4)	N/A	7	N/A
Core Operating Profit	$646	$633	$1,232	$1,177

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Statements of Income Line Item
Decrease in Franchise and property revenues	$—	$—	$1	$—
Increase in General and administrative expenses	28	25	56	46
Increase in Refranchising (gain) loss	—	1	—	4
Increase in Other income	—	—	(2)	—
Special Items Expense - Operating Profit	$28	$26	$55	$50

KFC Division
GAAP Operating Profit	$365	$334	$697	$647
Negative (Positive) Foreign Currency Impact	(4)	N/A	5	N/A
Core Operating Profit	$361	$334	$702	$647

Taco Bell Division
GAAP Operating Profit	$262	$250	$502	$458
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit	$262	$250	$503	$458

Pizza Hut Division
GAAP Operating Profit	$80	$94	$155	$187
Negative (Positive) Foreign Currency Impact	—	N/A	1	N/A
Core Operating Profit	$80	$94	$156	$187

Habit Burger & Grill Division
GAAP Operating Profit (Loss)	$3	$2	$2	$(3)
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit (Loss)	$3	$2	$2	$(3)

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$374	$367	$628	$681
Special Items Expense - Operating Profit	28	26	55	50
Special Items Tax Expense (Benefit)(e)	3	(7)	88	(17)
Net Income excluding Special Items	$405	$386	$771	$714

	Quarter ended		Year to date
	2025	2024	2025	2024
Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.33	$1.28	$2.23	$2.38
Less Special Items Diluted EPS	(0.11)	(0.07)	(0.51)	(0.12)
Diluted EPS excluding Special Items	$1.44	$1.35	$2.74	$2.50

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	25.1%	24.7%	32.4%	21.8%
Impact on Tax Rate as a result of Special Items	1.9%	—%	10.8%	(0.6)%
Effective Tax Rate excluding Special Items	23.2%	24.7%	21.6%	22.4%

(a)    Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the quarter and year to date ended June 30, 2024, we recorded net refranchising losses of $1 million and $4 million, respectively, that have been reflected as Special Items.

Additionally, we recorded net refranchising gains of $11 million and $15 million during quarters ended June 30, 2025 and 2024, respectively, that have not been reflected as Special Items. During the years to date ended June 30, 2025 and 2024, we recorded net refranchising gains of $16 million and $23 million, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings that we believe are indicative of our expected ongoing refranchising activity.

(b)We recorded charges of $14 million and $32 million during the quarter and year to date ended June 30, 2025, respectively, and $25 million and $46 million during the quarter and year to date ended June 30, 2024, respectively, to Corporate and unallocated General and administrative expenses related to a resource optimization program. Over the past several years, this program has allowed us to reallocate significant resources to accelerate our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. We expanded the program in 2024 to identify further opportunities to optimize the Company’s spending and identify additional, critical areas in which to potentially reallocate resources, both with a goal to enable the acceleration of the Company’s growth rate. Costs incurred to date related to the program primarily include severance associated with positions that have been eliminated or relocated and consultant fees. Due to their scope and size, these charges have been reflected as Special Items.

(c)During the quarter and year to date ended June 30, 2025, we recorded charges of approximately $10 million and $17 million, respectively, to Corporate and unallocated General and administrative expenses associated with our decision to designate two brand headquarters in the U.S., located in Plano, Texas and Irvine, California, to foster greater collaboration among brands and employees. This involved relocating the KFC U.S. corporate office to a KFC Global headquarters and requiring the majority of our U.S.-based remote employees to relocate to an appropriate headquarter office. Costs incurred to date primarily include severance for the employees who have chosen not to relocate and consultant fees. Due to their scope and size, these charges have been reflected as Special Items.

(d)On January 8, 2025, we terminated our franchise agreements with franchisee IS Gida A.S. (IS Gida), the owner and operator of KFC and Pizza Hut restaurants in Turkey and a subsidiary of IS Holding A.S. (IS Holding), after failure by IS Gida to meet our standards. As a result, 283 KFC restaurants and 254 Pizza Hut restaurants in Turkey were closed during the first quarter of 2025. We also re-acquired the master franchise rights in Germany for KFC and Pizza Hut from the owner of IS Holding in December 2024. We recorded charges of $5 million and $7 million during the quarter and year to date ended June 30, 2025, respectively, to Corporate and unallocated General and administrative expenses consisting primarily of severance costs associated with re-acquiring the master franchise rights in Germany. Consistent with prior charges related to the matter, these charges have been reflected as Special Items.

(e)The below table includes the detail of Special Items Tax Benefit:

	Quarter ended		Year to date
	6/30/2025	6/30/2024	6/30/2025	6/30/2024
Tax (Benefit) on Special Items Expense	$(7)	$(7)	$(14)	$(13)
Tax Expense - Foreign tax audit	10	—	102	—
Tax (Benefit) - Other Income tax impacts recorded as Special	—	—	—	(4)
Special Items Tax Expense (Benefit)	$3	$(7)	$88	$(17)

Tax Benefit on Special Items Expense was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Tax Expense - Foreign tax audit in the quarter and year to date ended June 30, 2025 reflects a reserve associated with a change in management's judgement around a Mexican subsidiary's ability to utilize losses to offset recapture gains triggered by a historical tax deconsolidation in Mexico (see Note 7). This tax expense was reflected as a Special Item due to its size and the years to which the reserve relates.

Other Income tax impacts recorded as Special in the year to date ended June 30, 2024 include benefits related to the reversal of a reserve due to the favorable resolution of a tax audit in a foreign jurisdiction. Such reserve was established in prior years related to income tax liabilities originally recorded as a Special Item as part of an intercompany restructuring of intellectual property.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$365	$262	$80	$3	$(88)	$622
Less:
Franchise and property revenues	437	248	147	3	—	835
Franchise contributions for advertising and other services	167	176	85	1	—	428
Add:
General and administrative expenses	86	49	54	13	99	302
Franchise and property expenses	20	7	10	1	—	39
Franchise advertising and other services expense	162	176	90	1	—	428
Refranchising (gain) loss	—	—	—	—	(11)	(11)
Other (income) expense	—	—	(3)	—	(4)	(7)
Company restaurant profit (loss)	$30	$70	$—	$14	$(4)	$109
Company sales	$245	$287	$7	$130	$—	$669
Company restaurant margin %	12.1%	24.3%	(6.6)%	10.7%	N/A	16.3%

	Quarter ended 6/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$334	$250	$94	$2	$(73)	$607
Less:
Franchise and property revenues	405	234	148	2	—	789
Franchise contributions for advertising and other services	149	164	89	—	—	402
Add:
General and administrative expenses	84	47	50	14	86	281
Franchise and property expenses	9	8	5	1	—	23
Franchise advertising and other services expense	147	163	91	—	—	401
Refranchising (gain) loss	—	—	—	—	(14)	(14)
Other (income) expense	(1)	(1)	(3)	—	—	(5)
Company restaurant profit	$19	$69	$—	$15	$(1)	$102
Company sales	$163	$268	$2	$139	$—	$572
Company restaurant margin %	11.9%	25.6%	(2.2)%	10.7%	N/A	17.8%

	Year to date 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$697	$502	$155	$2	$(186)	$1,170
Less:
Franchise and property revenues	844	482	290	5	(1)	1,620
Franchise contributions for advertising and other services	316	336	169	1	—	823
Add:
General and administrative expenses	166	98	109	26	205	604
Franchise and property expenses	36	13	21	2	—	73
Franchise advertising and other services expense	311	333	179	1	—	824
Refranchising (gain) loss	—	—	—	—	(16)	(16)
Other (income) expense	—	—	(5)	—	(10)	(15)
Company restaurant profit (loss)	$50	$129	$(1)	$25	$(7)	$196
Company sales	$461	$550	$10	$255	$—	$1,277
Company restaurant margin %	10.8%	23.4%	(6.4)%	9.6%	N/A	15.3%

	Year to date 6/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$647	$458	$187	$(3)	$(162)	$1,127
Less:
Franchise and property revenues	802	444	296	4	—	1,546
Franchise contributions for advertising and other services	279	312	177	1	—	769
Add:
General and administrative expenses	167	96	102	27	175	567
Franchise and property expenses	26	16	10	2	—	54
Franchise advertising and other services expense	276	310	181	1	—	768
Refranchising (gain) loss	—	—	—	—	(19)	(19)
Other (income) expense	(3)	(1)	(7)	—	5	(6)
Company restaurant profit	$32	$123	$—	$22	$(1)	$176
Company sales	$268	$508	$4	$266	$—	$1,046
Company restaurant margin %	12.0%	24.2%	(0.1)%	8.2%	N/A	16.8%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following item impacted reported results in 2024 and/or are reasonably likely to impact future results. See also the Detail of Special Items in this MD&A for other items impacting results in 2025 or 2024.

Investment in Devyani

During the quarter ended March 31, 2024, we sold our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, for pre-tax proceeds of $104 million. Changes in the fair value of our ownership interest in Devyani prior to the date of sale resulted in pre-tax investment losses of $20 million in the year to date ended June 30, 2024.

Impact of Tax Law Changes

Subsequent to the end of the second quarter, on July 4, 2025, H.R.1, commonly known as the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. As the legislation was enacted into law after June 30, 2025, it had no impact on our income tax provision for the quarter and year to date ended June 30, 2025. The Company is in the process of evaluating the effects of the legislation on our ability to utilize approximately $70 million of existing foreign tax credit related deferred tax assets prior to their expiration. We anticipate that any change in management's judgment regarding our ability to use these foreign tax credits would be recorded through our Income tax provision in the quarter ended September 30, 2025. We currently anticipate the OBBBA will have a favorable impact on our ongoing effective tax rate beginning in 2026.

KFC Division

The KFC Division has 32,369 units, 89% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of June 30, 2025.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2025	2024	Reported		Ex FX		2025	2024	Reported		Ex FX
System Sales	$8,721	$8,226	6		5		$17,061	$16,354	4		5
Same-Store Sales Growth (Decline) %	2	(3)	N/A		N/A		2	(3)	N/A		N/A

Company sales	$245	$163	51		47		$461	$268	72		71
Franchise and property revenues	437	405	8		7		844	802	5		6
Franchise contributions for advertising and other services	167	149	12		9		316	279	13		13
Total revenues	$849	$717	19		16		$1,622	$1,349	20		20

Company restaurant profit	$30	$19	54		50		$50	$32	55		55
Company restaurant margin %	12.1%	11.9%	0.2	ppts.	0.3	ppts.	10.8%	12.0%	(1.2)	ppts.	(1.2)	ppts.

G&A expenses	$86	$84	(2)		(1)		$166	$167	Even		Even
Franchise and property expenses	20	9	(133)		(129)		36	26	(39)		(39)
Franchise advertising and other services expense	162	147	(10)		(8)		311	276	(13)		(12)
Operating Profit	$365	$334	9		8		$697	$647	8		8

			% Increase (Decrease)
Unit Count	6/30/2025	6/30/2024
Franchise	31,887	30,255	5
Company-owned	482	434	11
Total	32,369	30,689	5

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales, excluding the impacts of foreign currency translation, were driven by the KFC U.K. and Ireland restaurant acquisition (see Note 2) in the second quarter of 2024 and Company same-store sales growth of 2%.

The quarterly increase in Company restaurant margin percentage was driven by lower food costs in certain markets, partially offset by the margin percentages of the units included in the KFC U.K. and Ireland restaurant acquisition.

The year to date decrease in Company restaurant margin percentage was driven by the margin percentages of the units included in the KFC U.K. and Ireland restaurant acquisition, partially offset by Company same-store sales growth.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by unit growth and franchise same-store sales growth of 2%, partially offset by a 1% negative impact from the KFC U.K. and Ireland restaurant acquisition.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher expenses related to our annual incentive compensation programs, partially offset by lapping higher prior year professional fees.

G&A, excluding the impacts of foreign currency translation, was flat year to date as higher expenses related to our annual incentive compensation programs and the operation of acquired KFC U.K. and Ireland restaurants was offset by lapping higher prior year professional fees.

Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impacts of foreign currency translation, were driven by unit growth and same-store sales growth, partially offset by lapping prior year net bad debt recoveries.

Taco Bell Division

The Taco Bell Division has 8,756 units, 87% of which are in the U.S. The Company owned 7% of the Taco Bell Division units in the U.S. as of June 30, 2025.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2025	2024	Reported		Ex FX		2025	2024	Reported		Ex FX

System Sales	$4,275	$4,017	6		6		$8,255	$7,614	8		8
Same-Store Sales Growth %	4	5	N/A		N/A		6	3	N/A		N/A

Company sales	$287	$268	7		7		$550	$508	8		8
Franchise and property revenues	248	234	6		6		482	444	9		9
Franchise contributions for advertising and other services	176	164	7		7		336	312	8		8
Total revenues	$711	$666	7		7		$1,368	$1,264	8		8

Company restaurant profit	$70	$69	1		1		$129	$123	5		5
Company restaurant margin %	24.3%	25.6%	(1.3)	ppts.	(1.3)	ppts.	23.4%	24.2%	(0.8)	ppts.	(0.8)	ppts.

G&A expenses	$49	$47	(6)		(6)		$98	$96	(2)		(2)
Franchise and property expenses	7	8	13		13		13	16	17		17
Franchise advertising and other services expense	176	163	(8)		(8)		333	310	(7)		(7)
Operating Profit	$262	$250	5		5		$502	$458	10		10

			% Increase (Decrease)
Unit Count	6/30/2025	6/30/2024
Franchise	8,235	8,077	2
Company-owned	521	488	7
Total	8,756	8,565	2

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by company same-store sales growth of 2% and 4% for the quarter and year to date, respectively, and unit growth.

The quarterly and year to date restaurant margin percentage decreases were driven by commodity inflation, higher labor and other restaurant operating costs partially offset by same-store sales growth.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 4% and 7% for the quarter and year to date, respectively, and unit growth.

G&A

The quarterly increase in G&A was driven by higher digital and technology expenses and professional and legal fees partially offset by lower headcount.

The year to date increase in G&A was driven by higher digital and technology expenses and increased share-based compensation partially offset by lower professional and legal fees and lower headcount.

Operating Profit

The quarterly and year to date increases in Operating Profit were driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs.

Pizza Hut Division

The Pizza Hut Division has 19,768 units, 68% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of June 30, 2025.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2025	2024	Reported		Ex FX		2025	2024	Reported		Ex FX

System Sales	$3,116	$3,140	(1)		(1)		$6,144	$6,307	(3)		(2)
Same-Store Sales Growth (Decline) %	(1)	(3)	N/A		N/A		(1)	(5)	N/A		N/A

Company sales	$7	$2	323		323		$10	$4	205		205
Franchise and property revenues	147	148	(1)		(1)		290	296	(2)		(2)
Franchise contributions for advertising and other services	85	89	(4)		(5)		169	177	(4)		(4)
Total revenues	$239	$239	Even		Even		$470	$477	(1)		(1)

Company restaurant profit (loss)	$—	$—	NM		NM		$(1)	$—	NM		NM
Company restaurant margin %	(6.6)%	(2.2)%	(4.4)	ppts.	(4.4)	ppts.	(6.4)%	(0.1)%	(6.3)	ppts.	(6.3)	ppts.

G&A expenses	$54	$50	(6)		(5)		$109	$102	(6)		(5)
Franchise and property expenses	10	5	(123)		(120)		21	10	(121)		(124)
Franchise advertising and other services expense	90	91	2		2		179	181	1		1
Operating Profit	$80	$94	(15)		(15)		$155	$187	(17)		(17)

			% Increase (Decrease)
Unit Count	6/30/2025	6/30/2024
Franchise	19,709	19,857	(1)
Company-owned	59	7	743
Total	19,768	19,864	—

Franchise and property revenues

The quarterly and year to date decreases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by franchise same-store sales declines of (1%).

G&A

The quarterly and year to date increases in G&A, excluding the impacts of foreign currency translation, were driven by higher professional and legal expenses, including professional and legal fees associated with franchise entities that have or are transitioning to new ownership.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by higher current year bad debt expense (including bad debt expense associated with franchise entities that have or are transitioning to new ownership), higher G&A, timing of digital and technology related spending within Franchise advertising and other services expense, expenses associated with our bi-annual Global Franchise Convention and a same store sales decline.

The year to date decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by higher current year bad debt expense (including bad debt expense associated with franchise entities that have or are transitioning to new ownership), timing of digital and technology related spending within Franchise advertising and other services expense, higher G&A, a same store sales decline and expenses associated with our bi-annual Global Franchise Convention.

Habit Burger & Grill Division

The Habit Burger & Grill Division has 379 units, the vast majority of which are in the U.S. The Company owned 80% of the Habit Burger & Grill Division units in the U.S. as of June 30, 2025.

	Quarter ended				Year to date
			% B/(W)				% B/(W)
	2025	2024	Reported	Ex FX	2025	2024	Reported	Ex FX
System Sales	$166	$168	(1)	(1)	$321	$322	(1)	(1)
Same-Store Sales Growth (Decline) %	(4)	(6)	N/A	N/A	(3)	(7)	N/A	N/A
Total revenues	$134	$141	(6)	(6)	$262	$271	(4)	(4)
Operating Profit (Loss)	$3	$2	3	$3	$2	$(3)	168	168

Unit Count	6/30/2025	6/30/2024	% Increase (Decrease)
Franchise	76	67	13
Company-owned	303	313	(3)
Total	379	380	Even

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2025	2024	% B/(W)		2025	2024	% B/(W)
Corporate and unallocated G&A	$(99)	$(86)	(16)		$(205)	$(175)	(16)
Unallocated Company restaurant expenses (See Note 9)	(4)	(1)	NM		(7)	(1)	NM
Unallocated Refranchising gain (loss)	11	14	(21)		16	19	(14)
Unallocated Other income (expense)	4	—	NM		10	(5)	NM
Investment income (expense), net (see Note 9)	—	—	NM		1	(22)	NM
Other pension income (expense) (see Note 10)	1	1	(40)		1	3	(62)
Interest expense, net	(123)	(121)	(1)		(243)	(238)	(2)
Income tax provision (See Note 7)	(125)	(120)	(4)		(301)	(189)	(59)
Effective tax rate (See Note 7)	25.1%	24.7%	(0.4)	ppts.	32.4%	21.8%	(10.7)	ppts.

Corporate and unallocated G&A

The quarterly and year to date increases in Corporate and unallocated G&A expense were driven by costs associated with our brand headquarters consolidation, higher compensation and higher professional fees, partially offset by lower costs associated with our resource optimization program.

Consolidated Cash Flows

Net cash provided by operating activities was $850 million in 2025 versus $705 million in 2024. The increase was primarily driven by lower incentive compensation payments, lower income tax payments and an increase in Operating Profit before Special Items.

Net cash used in investing activities was $130 million in 2025 versus $253 million in 2024. The change was primarily driven by maturities of short-term investments in the current year compared to net purchases of short-term investments in the prior year and lower current year spending on acquisitions, partially offset by lapping prior year proceeds arising from the sale of our approximate 5% minority investment in Devyani and higher current year capital spending.

Net cash used in financing activities was $741 million in 2025 versus $547 million in 2024. The change was primarily driven by higher current year share repurchases.

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

To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.5 billion Revolving Facility under our Credit Agreement which had $400 million outstanding as of June 30, 2025. Borrowings under our Revolving Facility had original maturities of three months or less. We believe that our ongoing cash from operations, cash on hand, which was approximately $680 million at June 30, 2025, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months. The May 2016 Securitization Notes in the amount of $938 million have an anticipated repayment date of May 2026. While we currently anticipate refinancing those Notes prior to that date, we believe that in the event we either cannot or choose not to do so, cash from the aforementioned sources would be sufficient to fully repay the $938 million in May 2026.

There have been no material changes to the disclosures made in Item 7 of the Company's 2024 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of June 30, 2025, approximately 96%, including the impact of interest rate swaps, of our $11.0 billion of total debt outstanding, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%.

We ended the quarter with a consolidated net leverage ratio of 3.8x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of June 30, 2025.

	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes		$938	$884	$595	$590		$737				$3,743
Credit Agreement	$14	28	34	1,424	438						1,936
Revolving Facility					400						400
Subsidiary Senior Unsecured Notes			750								750
YUM Senior Unsecured Notes						$800	1,050	$2,100	$325	$275	4,550
Total	$14	$965	$1,668	$2,019	$1,427	$800	$1,787	$2,100	$325	$275	$11,380

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 30, 2025, to the disclosures made in Item 7A of the Company’s 2024 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2025.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and subsidiaries (YUM) as of June 30, 2025, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and six-month periods ended June 30, 2025 and 2024, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
August 7, 2025

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables provides information as of June 30, 2025, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
4/1/25-4/30/25	453	$146.55	453	$1,315

5/1/25-5/31/25	163	$146.34	163	$1,291

6/1/25-6/30/25	124	$142.25	124	$1,274
Total	740	$145.79	740	$1,274

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of June 30, 2025, we have remaining capacity to repurchase up to $1.3 billion of Common Stock under the May 2024 authorization.

Item 5. Other Information

Securities Trading Plans

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 (c) of Regulation S-K.

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

	10.1†	YUM! Brands, Inc. 2025 Long Term Incentive Plan, effective as of May 15, 2025, which is incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated April 4, 2025.

	10.2†	Yum! Brands, Inc. 2025 Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement – Three Year Cliff Vesting (2025), as effective May 20, 2025, as attached herein.

	10.3†	Yum! Brands, Inc. 2025 Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement – Sign on (2025), as effective May 20 2025, as attached herein.

	10.4†	Yum! Brands, Inc. 2025 Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement – CEO Award (2025), as effective May 20, 2025, as attached herein.

	10.5†	CEO Offer Letter dated June 13, 2025, between the Company and Christopher Turner, as attached herein.

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm).

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	August 7, 2025	/s/ David Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)