Form 10-Q
period 2025-09-30
YUM BRANDS INC
filed 2025-11-07
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of October 31, 2025, was 277,652,829 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Company sales	$697	$621	$1,974	$1,667
Franchise and property revenues	857	804	2,476	2,350
Franchise contributions for advertising and other services	426	401	1,249	1,170
Total revenues	1,979	1,826	5,699	5,187
Costs and Expenses, Net
Company restaurant expenses	587	523	1,668	1,393
General and administrative expenses	282	263	885	830
Franchise and property expenses	35	36	107	90
Franchise advertising and other services expense	427	401	1,251	1,169
Refranchising (gain) loss	(17)	(12)	(33)	(31)
Other (income) expense	(1)	(4)	(15)	(10)
Total costs and expenses, net	1,313	1,207	3,863	3,441
Operating Profit	666	619	1,836	1,746
Investment (income) expense, net	—	(1)	(1)	21
Other pension (income) expense	1	(2)	—	(5)
Interest expense, net	124	120	368	358
Income Before Income Taxes	541	502	1,470	1,372
Income tax provision	144	120	446	309
Net Income	$397	$382	$1,024	$1,063

Basic Earnings Per Common Share	$1.42	$1.36	$3.67	$3.77

Diluted Earnings Per Common Share	$1.41	$1.35	$3.64	$3.73

Dividends Declared Per Common Share	$0.71	$0.67	$2.13	$2.01

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/30/2025	9/30/2024	9/30/2025	9/30/2024

Net Income	$397	$382	$1,024	$1,063
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(6)	34	71	26
Reclassification of adjustments and (gains) losses into Net Income	—	—	—	—
	(6)	34	71	26
Tax (expense) benefit	—	—	—	—
	(6)	34	71	26
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—	—	—
Reclassification of (gains) losses into Net Income	3	—	5	1
	3	—	5	1
Tax (expense) benefit	(1)	—	(1)	—
	3	—	4	1
Changes in derivative instruments
Unrealized gains (losses) arising during the period	5	(4)	8	12
Reclassification of (gains) losses into Net Income	(4)	(9)	(15)	(25)
	1	(13)	(6)	(13)
Tax (expense) benefit	—	3	2	3
	1	(10)	(5)	(10)

Other comprehensive income (loss), net of tax	(2)	24	71	17
Comprehensive Income	$394	$406	$1,095	$1,080

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/30/2025	9/30/2024
Cash Flows – Operating Activities
Net Income	$1,024	$1,063
Depreciation and amortization	139	120
Refranchising (gain) loss	(33)	(31)
Investment (income) expense, net	(1)	21
Deferred income taxes	175	5
Share-based compensation expense	54	52
Changes in accounts and notes receivable	51	28
Changes in prepaid expenses and other current assets	(8)	(21)
Changes in accounts payable and other current liabilities	(42)	(46)
Changes in income taxes payable	(31)	(67)
Other, net	65	52
Net Cash Provided by Operating Activities	1,393	1,176

Cash Flows – Investing Activities
Capital spending	(236)	(151)
Proceeds from sale of Devyani Investment	—	104
Acquisition of KFC U.K. and Ireland restaurants	—	(174)
Other restaurant acquisitions	(100)	(31)
Proceeds from refranchising of restaurants	53	48
Maturities (purchases) of Short term investments, net	91	(91)
Other, net	(16)	3
Net Cash Used in Investing Activities	(208)	(292)

Cash Flows – Financing Activities
Proceeds from long-term debt	1,493	237
Repayments of long-term debt	(957)	(472)
Revolving credit facility, three months or less, net	(350)	205
Short-term borrowings by original maturity
More than three months - proceeds	58	—
More than three months - payments	(43)	—
Three months or less, net	—	—
Repurchase shares of Common Stock	(374)	(327)
Dividends paid on Common Stock	(592)	(565)
Other, net	(57)	(69)
Net Cash Used in Financing Activities	(822)	(991)
Effect of Exchange Rates on Cash and Cash Equivalents	29	10
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	393	(97)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	807	724
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$1,200	$627

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	9/30/2025	12/31/2024
ASSETS
Current Assets
Cash and cash equivalents	$1,045	$616
Accounts and notes receivable, net	744	775
Prepaid expenses and other current assets	415	480
Total Current Assets	2,204	1,871

Property, plant and equipment, net	1,422	1,304
Goodwill	779	736
Intangible assets, net	462	416
Other assets	1,428	1,329
Deferred income taxes	898	1,071
Total Assets	$7,193	$6,727

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,217	$1,211
Income taxes payable	36	31
Short-term borrowings	48	27
Total Current Liabilities	1,301	1,269

Long-term debt	11,506	11,306
Other liabilities and deferred credits	1,890	1,800
Total Liabilities	14,698	14,375

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 278 shares issued in 2025 and 279 shares issued in 2024	—	—
Accumulated deficit	(7,183)	(7,256)
Accumulated other comprehensive loss	(322)	(392)
Total Shareholders’ Deficit	(7,505)	(7,648)
Total Liabilities and Shareholders’ Deficit	$7,193	$6,727

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended September 30, 2025 and 2024
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at June 30, 2025	278	$—	$(7,361)	$(319)	$(7,680)
Net Income			397		397
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(6)	(6)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				3	3
Derivative instruments				1	1
Comprehensive Income					394
Dividends declared			(197)		(197)
Repurchase of shares of Common Stock(1)	—	(16)	(20)		(36)
Employee share-based award exercises	—	(2)	—		(2)
Share-based compensation events		19			19
Balance at September 30, 2025	278	$—	$(7,183)	$(322)	$(7,505)

Balance at December 31, 2024	279	$—	$(7,256)	$(392)	$(7,648)
Net Income			1,024		1,024
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				71	71
Pension and post-retirement benefit plans (net of tax impact of $1 million)				4	4
Derivative instruments (net of tax impact of $2 million)				(5)	(5)
Comprehensive Income					1,095
Dividends declared			(594)		(594)
Repurchase of shares of Common Stock(1)	(3)	(20)	(354)		(374)
Employee share-based award exercises	1	(41)	(3)		(44)
Share-based compensation events		62			62
Balance at September 30, 2025	278	$—	$(7,183)	$(322)	$(7,505)

Balance at June 30, 2024	281	$—	$(7,321)	$(309)	$(7,630)
Net Income			382		382
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				34	34
Pension and post-retirement benefit plans				—	—
Derivative instruments (net of tax impact of $3 million)				(10)	(10)
Comprehensive Income					406
Dividends declared			(188)		(188)
Repurchase of shares of Common Stock	(2)	(15)	(262)		(277)
Employee share-based award exercises	1	—			—
Share-based compensation events		15			15
Balance at September 30, 2024	280	$—	$(7,389)	$(285)	$(7,674)

Balance at December 31, 2023	281	$60	$(7,616)	$(302)	$(7,858)
Net Income			1,063		1,063
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				26	26
Pension and post-retirement benefit plans				1	1
Derivative instruments (net of tax impact of $3 million)				(10)	(10)
Comprehensive Income					1,080
Dividends declared			(568)		(568)
Repurchase of shares of Common Stock	(2)	(59)	(268)		(327)
Employee share-based award exercises	1	(66)			(66)
Share-based compensation events		65			65
Balance at September 30, 2024	280	$—	$(7,389)	$(285)	$(7,674)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 62,000 restaurants in more than 155 countries and territories.  As of September 30, 2025, 98% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired and pizza categories, respectively. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of September 30, 2025, YUM consisted of four operating segments:

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

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter and year to date ended September 30, 2025. These reclassifications had no effect on previously reported Net Income.

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

Other Restaurant Acquisitions

In addition to the acquisition discussed above, we acquired 8 and 71 restaurants from franchisees in the quarter and year to date ended September 30, 2025, respectively, including 19 KFC, 16 Taco Bell and 36 Pizza Hut restaurants (the "Other restaurant acquisitions"). Total cash consideration paid in connection with these acquisitions was $100 million, net of cash acquired.

These restaurant acquisitions were accounted for as business combinations using the acquisition method of accounting. The primary assets recorded as a result of the preliminary purchase price allocations were operating lease right-of-use assets (and corresponding lease liabilities) of $52 million, reacquired franchise rights of $55 million and goodwill of $31 million. Reacquired franchise rights, which were valued similarly to those in the KFC U.K. and Ireland restaurant acquisition, have estimated weighted average useful lives of 5 years for the KFCs, 17 years for the Taco Bells and 6 years for the Pizza Huts.

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

The financial results of all acquired restaurants have been included in our Condensed Consolidated Financial Statements since the respective dates of acquisition, which individually and in the aggregate, did not significantly impact our results for the quarter and year to date ended September 30, 2025. Pro forma financial information of the combined entities for the periods prior to acquisition is not presented due to the immaterial impact of the restaurant acquisitions on our Condensed Consolidated Financial Statements. The direct transaction costs associated with the restaurant acquisitions were also not material and were expensed as incurred.

During the quarter ended September 30, 2025, we executed purchase agreements with a franchisee to acquire 128 Taco Bell restaurants across the Southeast U.S. for approximately $670 million in cash. These acquisitions are expected to close in the quarter ended December 31, 2025.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2025	2024	2025	2024
Net Income	$397	$382	$1,024	$1,063

Weighted-average common shares outstanding (for basic calculation)	278	282	279	282
Effect of dilutive share-based employee compensation	3	3	2	3
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	281	285	281	285

Basic EPS	$1.42	$1.36	$3.67	$3.77

Diluted EPS	$1.41	$1.35	$3.64	$3.73
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.2	1.7	1.4	1.8

(a)These unexercised employee stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 30, 2025 and 2024 as indicated below.  All amounts exclude applicable transaction fees and excise taxes on share repurchases.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2025	2024	2025	2024	2025
May 2024	2,540	2,068	$372	$277	$1,238
September 2022	—	366	—	50	—
Total	2,540	2,434	$372	$327	$1,238

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of September 30, 2025 we have remaining capacity to repurchase up to $1.2 billion of Common Stock under the May 2024 authorization.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at June 30, 2025, net of tax	$(162)	$(141)	$(16)	$(319)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(6)	—	4	(2)

(Gains) losses reclassified from AOCI, net of tax	—	3	(3)	—
	(6)	3	1	(2)
Balance at September 30, 2025, net of tax	$(167)	$(139)	$(15)	$(322)

Balance at December 31, 2024, net of tax	$(238)	$(143)	$(11)	$(392)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	71	—	7	78

(Gains) losses reclassified from AOCI, net of tax	—	4	(11)	(7)
	71	4	(5)	71
Balance at September 30, 2025, net of tax	$(167)	$(139)	$(15)	$(322)

Note 5 - Other (Income) Expense

	Quarter ended		Year to date
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Foreign exchange net (gain) loss	$2	$(3)	$(5)	$2
Impairment and closure expense	—	—	2	1
Other	(3)	(1)	(11)	(11)
Other (income) expense	$(1)	$(4)	$(15)	$(10)

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

	9/30/2025	12/31/2024
Accounts and notes receivable, gross	$818	$849
Allowance for doubtful accounts	(74)	(74)
Accounts and notes receivable, net	$744	$775

Prepaid Expenses and Other Current Assets

	9/30/2025	12/31/2024
Income tax receivable	$108	$55
Restricted cash	132	155
Short term investments	—	91
Assets held for sale	8	21
Prepaid expenses	105	100
Other current assets	62	58
Prepaid expenses and other current assets	$415	$480

Property, Plant and Equipment, net

	9/30/2025	12/31/2024
Property, plant and equipment, gross	$2,909	$2,688
Accumulated depreciation and amortization	(1,487)	(1,384)
Property, plant and equipment, net	$1,422	$1,304

Other Assets	9/30/2025	12/31/2024
Operating lease right-of-use assets(a)	$955	$881
Franchise incentives	169	144
Other	304	304
Other assets	$1,428	$1,329

(a)    Non-current operating lease liabilities of $926 million and $862 million as of September 30, 2025 and December 31, 2024, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	9/30/2025	12/31/2024
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$1,045	$616
Restricted cash included in Prepaid expenses and other current assets(a)	132	155
Restricted cash and restricted cash equivalents included in Other assets(b)	22	36
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$1,200	$807

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 7 - Income Taxes

	Quarter ended		Year to date
	2025	2024	2025	2024
Income tax provision	$144	$120	$446	$309
Effective tax rate	26.7%	23.8%	30.3%	22.5%

Our estimated effective tax rate for the full fiscal year is expected to be higher than the U.S. federal statutory rate of 21%, primarily due to state income taxes and U.S. taxes on foreign earnings partially offset by taxes on income earned in foreign jurisdictions with statutory tax rates below 21%. Additionally, our third quarter and year to date effective tax rates are higher than the prior year primarily due to the following unfavorable factors:

•The impact of recording $3 million and $105 million in the quarter and year to date ended September 30, 2025, respectively, related to a reserve associated with a Mexican subsidiary's ability to utilize certain losses to offset recapture gains triggered by a tax deconsolidation in Mexico in 2009. During the quarter ended March 31, 2025, a Mexican court ruled that such losses could not be utilized to offset the recapture gain. As such, the Company recorded the reserve and continues to record the ongoing foreign exchange and inflationary adjustments associated with the reserve. The Company is appealing the decision and does not expect resolution of this matter within twelve months.

•On July 4, 2025, H.R.1, commonly known as the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. As a result of the enactment, during the quarter ended September 30, 2025 we recorded $90 million of tax expense primarily associated with a change in management's judgment regarding our ability to utilize U.S. foreign tax credit related deferred tax assets prior to their expiration. Of this amount, $76 million related to taxable events and related positions prior to enactment with the remaining $14 million attributable to the post-enactment period.

The above unfavorable factors were partially offset by the following favorable factors:

•The impact of recognizing $63 million in tax benefit in the quarter ended September 30, 2025, associated with releasing reserves due to the favorable resolution of an audit.

•The impact of recognizing $6 million in tax benefit in the quarter ended September 30, 2025, as compared to $3 million of tax expense recognized in the quarter ended September 30, 2024, associated with adjustments related to prior year taxes.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$26	$296	$9	$130	$461
Franchise revenues	46	229	59	2	335
Property revenues	3	8	1	1	13
Franchise contributions for advertising and other services	11	174	67	1	254

China
Franchise revenues	74	—	19	—	93

Other
Company sales	234	2	—	—	235
Franchise revenues	325	17	67	—	408
Property revenues	11	—	—	—	11
Franchise contributions for advertising and other services	150	4	18	—	172
	$879	$730	$240	$134	$1,983	(a)
(a)    Does not include a charge of $4 million to Unallocated Franchise revenues during the quarter ended September 30, 2025.

	Quarter ended 9/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$17	$267	$1	$133	$418
Franchise revenues	44	211	66	2	323
Property revenues	4	8	1	1	14
Franchise contributions for advertising and other services	10	161	71	1	243

China
Franchise revenues	70	—	17	—	87

Other
Company sales	203	—	—	—	203
Franchise revenues	288	15	66	—	369
Property revenues	11	—	—	—	11
Franchise contributions for advertising and other services	138	4	16	—	158
	$785	$666	$238	$137	$1,826

	Year to date 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$72	$843	$20	$385	$1,320
Franchise revenues	130	664	185	5	985
Property revenues	9	25	3	2	40
Franchise contributions for advertising and other services	31	504	203	2	741

China
Franchise revenues	209	—	52	—	261

Other
Company sales	648	6	—	—	654
Franchise revenues	923	45	195	—	1,163
Property revenues	32	—	1	—	33
Franchise contributions for advertising and other services	447	10	51	—	508
	$2,501	$2,098	$710	$395	$5,704	(a)

(a)    Does not include a charge of $5 million to Unallocated Franchise revenues during the year to date ended September 30, 2025.

	Year to date 9/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$45	$775	$5	$399	$1,224
Franchise revenues	134	608	200	5	947
Property revenues	10	27	3	2	42
Franchise contributions for advertising and other services	30	468	217	2	717

China
Franchise revenues	200	—	51	—	251

Other
Company sales	443	—	—	—	443
Franchise revenues	842	43	191	—	1,076
Property revenues	33	—	1	—	34
Franchise contributions for advertising and other services	397	9	47	—	453
	$2,134	$1,930	$715	$408	$5,187

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2025 is presented below.

Deferred Franchise Fees
Balance at December 31, 2024	$438
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(62)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	49
Other(a)	6
Balance at September 30, 2025	$431

(a)    Primarily includes the impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$75
1 - 2 years	67
2 - 3 years	58
3 - 4 years	50
4 - 5 years	43
Thereafter	138
Total	$431

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

	Quarter ended 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$259	$298	$9	$130	$697
Franchise and property revenues	459	254	146	3	861
Franchise contributions for advertising and other services	161	178	85	1	426
	879	730	240	134	1,983

Less:
Company restaurant expenses	224	227	10	121	583
General and administrative expenses	88	50	50	13	201
Franchise and property expenses	15	8	11	1	35
Franchise advertising and other services expense	160	177	89	1	427
Other (income) expense	—	—	(4)	—	(3)
Division Operating Profit (Loss)	$392	$267	$84	$(2)	$741

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(80)
Unallocated Company restaurant expenses(c)					(4)
Unallocated Franchise and property revenues					(4)
Unallocated Refranchising gain (loss)					17
Unallocated Other income (expense)					(3)
Consolidated Operating Profit					666
Investment income (expense), net					—
Other pension income (expense)					(1)
Interest expense, net					(124)
Income before income taxes					$541

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(d)	$14	$17	$6	$7	$8	$50
Capital Spending	34	26	8	14	12	94

	Quarter ended 9/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$220	$267	$1	$133	$621
Franchise and property revenues	417	234	150	3	804
Franchise contributions for advertising and other services	148	165	87	1	401
	785	666	238	137	1,826

Less:
Company restaurant expenses	192	205	1	122	520
General and administrative expenses	86	41	51	11	189
Franchise and property expenses	20	6	9	1	36
Franchise advertising and other services expense	148	163	89	1	401
Other (income) expense	—	—	(3)	1	(2)
Division Operating Profit	$339	$251	$91	$1	$682

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(74)
Unallocated Company restaurant expenses(c)					(3)
Unallocated Refranchising gain (loss)					12
Unallocated Other income (expense)					2
Consolidated Operating Profit					619
Investment income (expense), net					1
Other pension income (expense)					2
Interest expense, net					(120)
Income before income taxes					$502

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(d)	$9	$15	$4	$7	$9	$44
Capital Spending	13	16	4	11	8	52

	Year to Date 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$721	$848	$20	$385	$1,974
Franchise and property revenues	1,303	735	436	8	2,482
Franchise contributions for advertising and other services	478	514	255	2	1,249
	2,501	2,098	710	395	5,704

Less:
Company restaurant expenses	635	649	21	352	1,657
General and administrative expenses	255	148	159	39	600
Franchise and property expenses	51	22	32	3	107
Franchise advertising and other services expense	472	510	268	2	1,251
Other (income) expense	1	—	(9)	1	(8)
Division Operating Profit	$1,088	$770	$239	$—	$2,096

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(285)
Unallocated Company restaurant expenses(c)					(11)
Unallocated Franchise and property revenues					(5)
Unallocated Refranchising gain (loss)					33
Unallocated Other income (expense)					8
Consolidated Operating Profit					1,836
Investment income (expense), net					1
Other pension income (expense)					—
Interest expense, net					(368)
Income before income taxes					$1,470

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(d)	$35	$49	$15	$20	$22	$139
Capital Spending	71	75	23	32	35	236

	Year to Date 9/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$488	$775	$5	$399	$1,667
Franchise and property revenues	1,219	678	446	7	2,350
Franchise contributions for advertising and other services	427	477	264	2	1,170
	2,134	1,930	715	408	5,187

Less:
Company restaurant expenses	428	590	5	366	1,389
General and administrative expenses	253	137	153	38	581
Franchise and property expenses	46	22	19	3	90
Franchise advertising and other services expense	424	473	270	2	1,169
Other (income) expense	(3)	(1)	(10)	1	(13)
Division Operating Profit (Loss)	$986	$709	$278	$(2)	$1,971

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(249)
Unallocated Company restaurant expenses(c)					(4)
Unallocated Refranchising gain (loss)					31
Unallocated Other income (expense)					(3)
Consolidated Operating Profit					1,746
Investment income (expense), net(e)					(21)
Other pension income (expense)					5
Interest expense, net					(358)
Income before income taxes					$1,372

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(d)	$19	$44	$11	$22	$24	$120
Capital Spending	32	57	9	28	25	151

Revenues by Country(f)

	Quarter ended		Year to date
	2025	2024	2025	2024
United States	$1,063	$995	$3,085	$2,928
United Kingdom	245	216	683	492
Other	672	615	1,931	1,766
	$1,979	$1,826	$5,699	$5,187

(a)Amounts have not been allocated to any segment for performance reporting purposes.

(b)Corporate and unallocated G&A expenses include charges of $5 million and $11 million in the quarters ended September 30, 2025 and 2024, respectively, related to our resource optimization program and $3 million in the quarter ended September 30, 2025 related to our brand headquarters consolidation. Corporate and unallocated G&A expenses include charges of $37 million and $57 million in the years to date ended September 30, 2025 and 2024, respectively, related to our resource optimization program and $20 million in the year to date ended September 30, 2025, related to our brand headquarters consolidation.

(c)Unallocated Company restaurant expenses include amortization of reacquired franchise rights.

(d)The amounts of depreciation and amortization disclosed by reportable segment are primarily included within the segment expense captions of Company restaurant expenses and G&A expenses.

(e)Investment income (expense), net includes $20 million of pre-tax investment losses related changes in fair value of our approximate 5% minority interest in Devyani International Limited prior to the date of sale during the year to date ended September 30, 2024.

(f)The United States and United Kingdom represented 10% or more of our total revenues for certain periods presented.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2025	2024	2025	2024
Service cost	$1	$1	$3	$3
Interest cost	11	10	33	31
Expected return on plan assets	(13)	(12)	(40)	(38)
Amortization of net (gain) / loss	—	—	1	1
Amortization of prior service cost	—	—	1	1
Net periodic benefit cost (income)	$(1)	$(1)	$(2)	$(2)

Additional loss recognized due to settlements(a)	$2	$—	$3	$—

(a)Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. This loss was recorded in Other pension (income) expense.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/30/2025	12/31/2024
Current maturities of long-term debt	$36	$29
Other	15	—
	51	29
Less current portion of debt issuance costs and discounts	(3)	(2)
Short-term borrowings	$48	$27

Long-term Debt
Securitization Notes	$4,306	$3,743
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	—	350
Term Loan A Facility	497	500
Term Loan B Facility	1,433	1,444
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations	71	67
	$11,607	$11,404
Less long-term portion of debt issuance costs and discounts	(67)	(69)
Less current maturities of long-term debt	(36)	(29)
Long-term debt	$11,506	$11,306

Taco Bell Funding, LLC (the “Issuer”), a special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. (“TBC”), through a series of securitization transactions, has previously issued fixed rate senior secured notes collectively referred to as the “Securitization Notes” (details can be found within our 2024 Form 10-K). On September 24, 2025, the Issuer completed refinancing certain of such notes through the issuance of additional Securitization Notes totaling $1.5 billion (the “2025-1 Notes”). The net proceeds from the issuance of the 2025-1 Notes were used to repay in full an existing series of Securitization Notes totaling $938 million with an Anticipated Repayment Date (as defined in the Base Indenture) of May 2026. The remaining net proceeds were used to pay certain transaction-related expenses and for general corporate purposes (including, without limitation, purchases of franchised restaurants in the quarter ended December 31, 2025). The following table summarizes the series of Securitization Notes issued in the quarter ended September 30, 2025:

			Interest Rate
Issuance Date	Anticipated Repayment Date(a)	Outstanding Principal (in millions)	Stated	Effective(b)
September 2025	August 2030	$1,000	4.821%	5.039%
September 2025	August 2032	$500	5.049%	5.213%

(a)    The legal final maturity date of the 2025-1 Notes is in August 2055. However, if the Issuer has not repaid or refinanced any series of these or previously existing Securitization Notes, prior to their respective Anticipated Repayment Dates, the rapid amortization of principal of all Securitization Notes may occur, in which event additional interest will accrue on all Securitization Notes, as provided in the Base Indenture for the Securitization Notes.

(b)    Includes the effects of the amortization of any debt issuance costs.

Payments of interest and principal on the 2025-1 Notes are made from the continuing fees paid pursuant to the franchise and license agreements with all U.S. Taco Bell restaurants, including both company and franchise operated restaurants. Interest on and principal payments of the 2025-1 Notes are due on a quarterly basis. In general, no amortization of principal of the 2025-1 Notes is required prior to their Anticipated Repayment Dates unless as of any quarterly measurement date the consolidated leverage ratio (the ratio of total debt to Net Cash Flow (as defined in the Base Indenture)) for the preceding four fiscal quarters of either the Company and its subsidiaries or the Issuer and its subsidiaries exceeds 5.5:1, in which case amortization payments of 1% per year of the outstanding principal as of the closing of the related 2025-1 Notes are required.

As a result of the issuance of the 2025 Notes, $14 million of fees were capitalized as debt issuance costs. The debt issuance costs are being amortized to Interest expense, net through the Anticipated Repayment Dates of the Securitization Notes utilizing the effective interest rate method.

Details of our Short-term borrowings and Long-term debt as of December 31, 2024 can be found within our 2024 Form 10-K.

Cash paid for interest during the years to date ended September 30, 2025 and 2024, was $364 million and $356 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in foreign currency exchange rates, interest rates and equity prices.

Foreign Currency Contracts

During the quarter ended September 30, 2025, we entered into a foreign currency forward contract with a U.S. dollar notional amount of approximately $80 million to reduce the foreign currency exposure relating to our net investment in certain Indian rupee functional currency operations. This forward contract is designated as a net investment hedge and the related mark-to-market adjustments are being recorded as a cumulative translation adjustment within AOCI. This foreign currency forward contract did not have a material impact on our Condensed Consolidated Financial Statements for the quarter and year to date ended September 30, 2025, and will mature in March 2026.

Interest Rate Swaps

In March 2025, interest rate swaps which reduced our historical exposure to interest rate risk for $1.5 billion of our variable-rate debt interest payments primarily under our Term Loan B Facility expired. Through their expiration in March 2025, these interest rate swaps were highly effective cash flow hedges.

On April 4, 2025, we entered into a new interest rate swap ("2025 interest rate swap") to fix the interest rate on $1.5 billion of borrowings, primarily under our Term Loan B Facility, from April 2025 to March 2028. Like the expired interest rate swaps, the 2025 interest rate swap was designated as a cash flow hedge as the changes in the future cash flows of the swap are expected to offset changes in expected future interest payments on the related variable-rate debt. The 2025 interest rate swap results in a fixed rate of 5.09% on the swapped portion of the Term Loan B Facility (excluding debt issuance costs). Through September 30, 2025, the swap was a highly effective cash flow hedge.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2025	2024	2025	2024	2025	2024	2025	2024

Interest rate swaps	$1	$(5)	$(4)	$(9)	$7	$9	$(12)	$(26)

Income tax benefit/(expense)	—	1	1	2	(2)	(3)	3	6

As of September 30, 2025, the estimated net gain included in AOCI related to our cash flow hedges that will be reclassified into earnings in the next 12 months is $4 million, based on current Secured Overnight Financing (“SOFR”) interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both September 30, 2025 and December 31, 2024, was not significant.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2025, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of September 30, 2025, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	9/30/2025		12/31/2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$4,306	$4,143	$3,743	$3,561
Subsidiary Senior Unsecured Notes(b)	750	759	750	739
Term Loan A Facility(b)	497	494	500	496
Term Loan B Facility(b)	1,433	1,433	1,444	1,451
YUM Senior Unsecured Notes(b)	4,550	4,534	4,550	4,368

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	9/30/2025	12/31/2024
Assets
Investments	Other assets	1	$1	$1
Investments	Other assets	3	7	7
Interest Rate Swaps	Prepaid expenses and other current assets	2	4	5
Interest Rate Swaps	Other liabilities and deferred credits	2	(4)	—

The fair value of the Company’s interest rate swaps were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Note 14 - Contingencies

Internal Revenue Service Proposed Adjustment

As a result of an audit by the Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015, in August 2022 we received a Revenue Agent’s Report (“RAR”) from the IRS asserting an underpayment of tax of $2.1 billion plus $418 million in penalties for the 2014 fiscal year. Additionally, interest on the underpayment is estimated to be approximately $1.7 billion through the third quarter of 2025. The proposed underpayment relates primarily to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position as asserted in the RAR and intend to contest that position vigorously. In September 2022, we filed a Protest with the IRS Examination Division disputing the proposed underpayment of tax and penalties, and our matter was referred to the IRS Office of Appeals. Upon conclusion of the proceedings with the IRS Office of Appeals without resolution, we received an IRS Notice of Deficiency in March 2025. On June 4, 2025, we filed a petition in the United States Tax Court disputing the IRS Notice of Deficiency and the IRS filed its Answer on September 12, 2025. The litigation is ongoing.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 30, 2025, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $325 million. The present value of these potential payments discounted at our pre-tax cost of debt at September 30, 2025, was approximately $275 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of September 30, 2025, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $125 million. Of this amount, $120 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal scheduled for July 9, 2025 has been rescheduled to January 6, 2026. A hearing scheduled for August 19, 2025, before the Delhi High Court has been continued to December 10, 2025, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 62,000 restaurants in more than 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger & Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired and pizza categories, respectively. The Habit Burger & Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 62,000 restaurants, 98% are operated by franchisees.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

Quarterly Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+3	+6	+16	+14
Taco Bell Division	+9	+7	+3	+7	+7
Pizza Hut Division	(1)	(1)	Even	(8)	(8)
YUM	+5	+3	+3	+8	+7
Year to date Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+5	+2	+6	+10	+10
Taco Bell Division	+9	+7	+3	+9	+9
Pizza Hut Division	(2)	(1)	Even	(14)	(14)
YUM	+5	+3	+3	+5	+6

Additionally:

•Foreign currency translation favorably impacted Divisional Operating Profit by $7 million and $1 million for the quarter and year to date ended September 30, 2025, respectively.

	Third Quarter			Year to date
	2025	2024	% Change	2025	2024	% Change
GAAP EPS	$1.41	$1.35	+5	$3.64	$3.73	(2)
Less Special Items EPS	$(0.16)	$(0.02)	NM	$(0.67)	$(0.14)	NM
EPS Excluding Special Items	$1.58	$1.37	+15	$4.32	$3.87	+11

•Our diluted EPS, excluding Special Items, for the year to date ended September 30, 2024, was unfavorably impacted by $0.08 from after-tax investment losses.

•Gross unit openings for the quarter were 1,131 units resulting in 744 net new units. Gross unit openings for the year to date were 2,753 units resulting in 670 net new units.
◦Net new unit growth for the year to date was impacted by unit closures in Turkey. On January 8, 2025, we terminated our franchise agreements with franchisee IS Gida A.S. (IS Gida), the owner and operator of KFC and Pizza Hut restaurants in Turkey and a subsidiary of IS Holding A.S., after failure by IS Gida to meet our standards. As a result, 283 KFC and 254 Pizza Hut restaurants in Turkey were closed in January.

Worldwide

GAAP Results

	Quarter ended				Year to date
	2025	2024	% B/(W)		2025	2024	% B/(W)
Company sales	$697	$621	12		$1,974	$1,667	18
Franchise and property revenues	857	804	7		2,476	2,350	5
Franchise contributions for advertising and other services	426	401	6		1,249	1,170	7
Total revenues	1,979	1,826	8		5,699	5,187	10

Company restaurant expenses	587	523	(12)		1,668	1,393	(20)
G&A expenses	282	263	(7)		885	830	(7)
Franchise and property expenses	35	36	6		107	90	(19)
Franchise advertising and other services expense	427	401	(7)		1,251	1,169	(7)
Refranchising (gain) loss	(17)	(12)	37		(33)	(31)	6
Other (income) expense	(1)	(4)	NM		(15)	(10)	NM
Total costs and expenses, net	1,313	1,207	(9)		3,863	3,441	(12)
Operating Profit	666	619	8		1,836	1,746	5

Investment (income) expense, net	—	(1)	NM		(1)	21	NM
Other pension (income) expense	1	(2)	(154)		—	(5)	(93)
Interest expense, net	124	120	(4)		368	358	(3)
Income before income taxes	541	502	8		1,470	1,372	7
Income tax provision (benefit)	144	120	(21)		446	309	(44)
Net Income	$397	$382	4		$1,024	$1,063	(4)

Diluted EPS(a)	$1.41	$1.35	5		$3.64	$3.73	(2)
Effective tax rate	26.7%	23.8%	(2.9)	ppts.	30.3%	22.5%	(7.8)	ppts.

(a)See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	9/30/2025	9/30/2024	% Increase (Decrease)
Franchise	60,640	58,775	3
Company-owned	1,376	1,270	8
Total	62,016	60,045	3

	Quarter ended		Year to date
	2025	2024	2025	2024
Same-store Sales Growth (Decline) %	3	(2)	3	(2)
System Sales Growth %, reported	6	1	5	1
System Sales Growth %, excluding FX	5	1	5	2

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2025	2024	2025	2024

Consolidated
Company sales(a)	$697	$621	$1,974	$1,667
Franchise sales	16,354	15,401	46,858	44,952
System sales	17,051	16,022	48,832	46,619
Negative (Positive) Foreign Currency Impact(b)	(167)	N/A	(26)	N/A
System sales, excluding FX	$16,884	$16,022	$48,806	$46,619

KFC Division
Company sales(a)	$259	$220	$721	$488
Franchise sales	9,081	8,449	25,681	24,535
System sales	9,340	8,669	26,401	25,023
Negative (Positive) Foreign Currency Impact(b)	(134)	N/A	(31)	N/A
System sales, excluding FX	$9,206	$8,669	$26,370	$25,023

Taco Bell Division
Company sales(a)	$298	$267	$848	$775
Franchise sales	4,070	3,741	11,775	10,847
System sales	4,368	4,008	12,623	11,622
Negative (Positive) Foreign Currency Impact(b)	(7)	N/A	(5)	N/A
System sales, excluding FX	$4,362	$4,008	$12,618	$11,622

Pizza Hut Division
Company sales(a)	$9	$1	$20	$5
Franchise sales	3,167	3,183	9,301	9,486
System sales	3,177	3,184	9,321	9,491
Negative (Positive) Foreign Currency Impact(b)	(26)	N/A	10	N/A
System sales, excluding FX	$3,151	$3,184	$9,331	$9,491

Habit Burger & Grill Division
Company sales(a)	$130	$133	$385	$399
Franchise sales	36	28	101	84
System sales	166	161	486	483
Negative (Positive) Foreign Currency Impact(b)	—	N/A	—	N/A
System sales, excluding FX	$166	$161	$486	$483

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2025	2024	2025	2024
Core Operating Profit Growth %	7	3	6	6
Diluted EPS Growth %, excluding Special Items	15	(5)	11	(1)
Effective Tax Rate excluding Special Items	20.8%	23.9%	21.4%	22.9%

Company restaurant profit	$110	$98	$306	$274
Company restaurant margin %	15.8%	15.8%	15.5%	16.4%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended		Year to date
	2025	2024	2025	2024
Consolidated
GAAP Operating Profit	$666	$619	$1,836	$1,746
Detail of Special Items:
(Gain) Loss associated with market-wide refranchisings(a)	—	(1)	—	3
Charges associated with Resource Optimization(b)	5	12	37	58
Charges associated with Brand HQ Consolidation(c)	3	—	20	—
German acquisition and Turkey termination-related costs(d)	1	—	8	—
Pizza Hut Strategic Options Review(e)	8	—	8	—
Special Items Expense - Operating Profit	18	11	73	61
(Positive) Foreign Currency Impact on Division Operating Profit	(7)	N/A	(1)	N/A
Core Operating Profit	$677	$630	$1,909	$1,807

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Statements of Income Line Item
Decrease in Franchise and property revenues	$4	$—	$5	$—
Increase in General and administrative expenses	14	11	71	57
Increase in Refranchising (gain) loss	—	(1)	—	3
Increase in Other (income) expense	—	1	(3)	1
Special Items Expense - Operating Profit	$18	$11	$73	$61

KFC Division
GAAP Operating Profit	$392	$339	$1,088	$986
Negative (Positive) Foreign Currency Impact	(7)	N/A	(2)	N/A
Core Operating Profit	$385	$339	$1,086	$986

Taco Bell Division
GAAP Operating Profit	$267	$251	$770	$709
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit	$267	$251	$770	$709

Pizza Hut Division
GAAP Operating Profit	$84	$91	$239	$278
Negative (Positive) Foreign Currency Impact	—	N/A	1	N/A
Core Operating Profit	$84	$91	$240	$278

Habit Burger & Grill Division
GAAP Operating Profit (Loss)	$(2)	$1	$—	$(2)
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit (Loss)	$(2)	$1	$—	$(2)

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$397	$382	$1,024	$1,063
Special Items Expense - Operating Profit	18	11	73	61
Special Items Tax Expense (Benefit)(f)	28	(2)	116	(19)
Net Income excluding Special Items	$442	$391	$1,214	$1,105

	Quarter ended		Year to date
	2025	2024	2025	2024
Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.41	$1.35	$3.64	$3.73
Less Special Items Diluted EPS	(0.16)	(0.02)	(0.67)	(0.14)
Diluted EPS excluding Special Items	$1.58	$1.37	$4.32	$3.87

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	26.7%	23.8%	30.3%	22.5%
Impact on Tax Rate as a result of Special Items	5.9%	(0.1)%	8.9%	(0.4)%
Effective Tax Rate excluding Special Items	20.8%	23.9%	21.4%	22.9%

(a)    Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the quarter and year to date ended September 30, 2024, we recorded net refranchising gains of $1 million and net refranchising losses of $3 million, respectively, that have been reflected as Special Items.

Additionally, we recorded net refranchising gains of $17 million and $11 million during the quarters ended September 30, 2025 and 2024, respectively, that have not been reflected as Special Items. During the years to date ended September 30, 2025 and 2024, we recorded net refranchising gains of $33 million and $34 million, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings that we believe are indicative of our expected ongoing refranchising activity.

(b)We recorded charges of $5 million and $37 million during the quarter and year to date ended September 30, 2025, respectively, and $12 million and $58 million during the quarter and year to date ended September 30, 2024, respectively, primarily to Corporate and unallocated General and administrative expenses related to a resource optimization program. Over the past several years, this program has allowed us to reallocate significant resources to accelerate our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. We expanded the program in 2024 to identify further opportunities to optimize the Company’s spending and identify additional, critical areas in which to potentially reallocate resources, both with a goal to enable the acceleration of the Company’s growth rate. Costs incurred to date related to the program primarily include severance associated with positions that have been eliminated or relocated and consultant fees. Due to their scope and size, these charges have been reflected as Special Items.

(c)During the quarter and year to date ended September 30, 2025, we recorded charges of approximately $3 million and $20 million, respectively, to Corporate and unallocated General and administrative expenses associated with our decision to designate two brand headquarters in the U.S., located in Plano, Texas and Irvine, California, to foster greater collaboration among brands and employees. This involved relocating the KFC U.S. corporate office to a KFC Global headquarters and requiring the majority of our U.S.-based remote employees to relocate to an appropriate headquarter office. Costs incurred to date primarily include severance for the employees who have chosen not to relocate and consultant fees. Due to their scope and size, these charges have been reflected as Special Items.

(d)On January 8, 2025, we terminated our franchise agreements with franchisee IS Gida A.S. (IS Gida), the owner and operator of KFC and Pizza Hut restaurants in Turkey and a subsidiary of IS Holding A.S. (IS Holding), after failure by IS Gida to meet our standards. As a result, 283 KFC restaurants and 254 Pizza Hut restaurants in Turkey were closed during the first quarter of 2025. We also re-acquired the master franchise rights in Germany for KFC and Pizza Hut from the owner of IS Holding in December 2024. We recorded charges of $1 million and $8 million during the quarter and year to date ended September 30, 2025, respectively, to Corporate and unallocated General and administrative expenses consisting primarily of severance costs associated with re-acquiring the master franchise rights in Germany. Consistent with prior charges related to the matter, these charges have been reflected as Special Items.

(e)We have begun a review of strategic options for the Pizza Hut brand. During the quarter ended September 30, 2025, we incurred approximately $4 million in third-party advising costs associated with this strategic options review and wrote-off approximately $4 million of franchise incentive assets associated with rationalizing the Pizza Hut estate in preparation for a potential transaction. These charges were recorded to Corporate and unallocated General and administrative expenses and Corporate and unallocated franchise and property revenues, respectively. Given the significance of the costs expected to be incurred through the course of this strategic options review, we have reflected such amounts as Special Items.

(f)The below table includes the detail of Special Items Tax Expense (Benefit):

	Quarter ended		Year to date
	9/30/2025	9/30/2024	9/30/2025	9/30/2024
Tax (Benefit) on Special Items Expense	$(4)	$(2)	$(18)	$(15)
Tax Expense - Foreign tax reserve	3	—	105	—
Tax Expense - U.S. OBBBA	76	—	76	—
Tax (Benefit) - Tax audit	(47)	—	(47)	—
Tax (Benefit) - Other Income tax impacts recorded as Special	—	—	—	(4)
Special Items Tax Expense (Benefit)	$28	$(2)	$116	$(19)

Tax Benefit on Special Items Expense was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Tax Expense - Foreign tax reserve in the year to date ended September 30, 2025, is associated with a reserve, and the ongoing foreign exchange and inflationary adjustments, associated with a change in management's judgment around a Mexican subsidiary's ability to utilize losses to offset recapture gains triggered by a historical tax deconsolidation in Mexico (see Note 7). This tax expense was reflected as a Special Item due to its size and the time elapsed since the years to which the reserve relates.

Tax Expense - U.S. OBBBA in the quarter and year to date ended September 30, 2025, reflects the tax expense recorded upon the July 4, 2025, enactment of H.R.1, commonly known as the One Big Beautiful Bill Act (“OBBBA”) in the United States. The tax expense was primarily associated with a change in management's judgment regarding our ability to utilize U.S. foreign tax credit related deferred tax assets that existed at the date of enactment and has been reflected as a Special Item due to the size of the non-recurring adjustment necessary upon enactment of the legislation.

Tax (Benefit) - Tax audit in the quarter and year to date ended September 30, 2025, reflects the benefit associated with the reversal of a reserve due to a favorable audit resolution. Such reserve was established in prior years and was originally recorded as a Special Item.

Other Income tax impacts recorded as Special in the year to date ended September 30, 2024, include benefits related to the reversal of a reserve due to the favorable resolution of a tax audit in a foreign jurisdiction. Such reserve was established in prior years related to income tax liabilities originally recorded as a Special Item as part of an intercompany restructuring of intellectual property.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$392	$267	$84	$(2)	$(75)	$666
Less:
Franchise and property revenues	459	254	146	3	(4)	857
Franchise contributions for advertising and other services	161	178	85	1	—	426
Add:
General and administrative expenses	88	50	50	13	80	282
Franchise and property expenses	15	8	11	1	—	35
Franchise advertising and other services expense	160	177	89	1	—	427
Refranchising (gain) loss	—	—	—	—	(17)	(17)
Other (income) expense	—	—	(4)	—	3	(1)
Company restaurant profit (loss)	$36	$71	$(1)	$9	$(4)	$110
Company sales	$259	$298	$9	$130	$—	$697
Company restaurant margin %	13.7%	23.7%	(12.2)%	7.0%	N/A	15.8%

	Quarter ended 9/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$339	$251	$91	$1	$(63)	$619
Less:
Franchise and property revenues	417	234	150	3	—	804
Franchise contributions for advertising and other services	148	165	87	1	—	401
Add:
General and administrative expenses	86	41	51	11	74	263
Franchise and property expenses	20	6	9	1	—	36
Franchise advertising and other services expense	148	163	89	1	—	401
Refranchising (gain) loss	—	—	—	—	(12)	(12)
Other (income) expense	—	—	(3)	1	(2)	(4)
Company restaurant profit (loss)	$28	$62	$—	$11	$(3)	$98
Company sales	$220	$267	$1	$133	$—	$621
Company restaurant margin %	12.5%	23.4%	(6.1)%	8.3%	N/A	15.8%

	Year to date 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,088	$770	$239	$—	$(260)	$1,836
Less:
Franchise and property revenues	1,303	735	436	8	(5)	2,476
Franchise contributions for advertising and other services	478	514	255	2	—	1,249
Add:
General and administrative expenses	255	148	159	39	285	885
Franchise and property expenses	51	22	32	3	—	107
Franchise advertising and other services expense	472	510	268	2	—	1,251
Refranchising (gain) loss	—	—	—	—	(33)	(33)
Other (income) expense	1	—	(9)	1	(8)	(15)
Company restaurant profit (loss)	$85	$199	$(2)	$34	$(11)	$306
Company sales	$721	$848	$20	$385	$—	$1,974
Company restaurant margin %	11.9%	23.5%	(9.2)%	8.7%	N/A	15.5%

	Year to date 9/30/2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$986	$709	$278	$(2)	$(225)	$1,746
Less:
Franchise and property revenues	1,219	678	446	7	—	2,350
Franchise contributions for advertising and other services	427	477	264	2	—	1,170
Add:
General and administrative expenses	253	137	153	38	249	830
Franchise and property expenses	46	22	19	3	—	90
Franchise advertising and other services expense	424	473	270	2	—	1,169
Refranchising (gain) loss	—	—	—	—	(31)	(31)
Other (income) expense	(3)	(1)	(10)	1	3	(10)
Company restaurant profit (loss)	$60	$185	$—	$33	$(4)	$274
Company sales	$488	$775	$5	$399	$—	$1,667
Company restaurant margin %	12.2%	23.9%	(1.9)%	8.2%	N/A	16.4%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2025 and/or 2024 and/or are reasonably likely to impact future results. See also the Detail of Special Items in this MD&A for other items impacting results in 2025 or 2024.

Investment in Devyani

During the quarter ended March 31, 2024, we sold our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, for pre-tax proceeds of $104 million. Changes in the fair value of our ownership interest in Devyani prior to the date of sale resulted in pre-tax investment losses of $20 million in the year to date ended September 30, 2024.

Impact of Tax Law Changes

On July 4, 2025, H.R.1, commonly known as the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. The OBBBA includes a broad range of domestic and international tax reform provisions, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act, as well as provisions allowing accelerated tax deductions for qualified depreciable property and research expenditures. The OBBBA has multiple effective dates, with certain provisions becoming effective in 2025 and others effective through 2027. We currently anticipate the OBBBA will have a favorable impact on our ongoing effective tax rate beginning in 2026.

Pizza Hut Strategic Options Review

We have begun a review of strategic options for the Pizza Hut brand. We have not set a deadline or definitive timetable for the completion of the strategic options review, and there can be no assurance this review will result in any specific outcome or transaction. We incurred certain costs during the quarter ended September 30, 2025 associated with this strategic options review (see Detail of Special Items section of this MD&A) and expect to incur further costs of a currently indeterminate amount as this strategic options review progresses.

KFC Division

The KFC Division has 32,951 units, 89% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of September 30, 2025.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2025	2024	Reported		Ex FX		2025	2024	Reported		Ex FX
System Sales	$9,340	$8,669	8		6		$26,401	$25,023	6		5
Same-Store Sales Growth (Decline) %	3	(4)	N/A		N/A		2	(3)	N/A		N/A

Company sales	$259	$220	18		15		$721	$488	48		46
Franchise and property revenues	459	417	10		8		1,303	1,219	7		7
Franchise contributions for advertising and other services	161	148	9		7		478	427	12		11
Total revenues	$879	$785	12		10		$2,501	$2,134	17		16

Company restaurant profit	$36	$28	29		26		$85	$60	43		41
Company restaurant margin %	13.7%	12.5%	1.2	ppts.	1.3	ppts.	11.9%	12.2%	(0.3)	ppts.	(0.3)	ppts.

G&A expenses	$88	$86	(2)		Even		$255	$253	(1)		Even
Franchise and property expenses	15	20	26		29		51	46	(10)		(9)
Franchise advertising and other services expense	160	148	(9)		(7)		472	424	(11)		(10)
Operating Profit	$392	$339	16		14		$1,088	$986	10		10

			% Increase (Decrease)
Unit Count	9/30/2025	9/30/2024
Franchise	32,463	30,684	6
Company-owned	488	459	6
Total	32,951	31,143	6

Company sales and Company restaurant margin %

The quarterly increase in Company sales, excluding the impacts of foreign currency translation, was driven by restaurant acquisitions and Company same-store sales growth of 6%.

The year to date increase in Company sales, excluding the impacts of foreign currency translation, was driven by the KFC U.K. and Ireland restaurant acquisition (see Note 2) in the second quarter of 2024 and Company same-store sales growth of 4%.

The quarterly increase in Company restaurant margin percentage was driven by Company same-store sales growth.

The year to date decrease in Company restaurant margin percentage was driven by the margin percentages of the units included in the KFC U.K. and Ireland restaurant acquisition, partially offset by Company same-store sales growth.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 3% and unit growth.

The year to date increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by franchise same-store sales growth of 2% and unit growth, partially offset by a 1% negative impact from the KFC U.K. and Ireland restaurant acquisition.

G&A

G&A, excluding the impacts of foreign currency translation, was flat during the quarter as higher expenses related to our annual incentive compensation programs were offset by lower headcount and salaries.

G&A, excluding the impacts of foreign currency translation, was flat year to date as higher expenses related to our annual incentive compensation programs and the operation of acquired KFC U.K. and Ireland restaurants were offset by lower headcount and salaries.

Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impacts of foreign currency translation, were driven by same-store sales growth and unit growth.

Taco Bell Division

The Taco Bell Division has 8,816 units, 87% of which are in the U.S. The Company owned 7% of the Taco Bell Division units in the U.S. as of September 30, 2025.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2025	2024	Reported		Ex FX		2025	2024	Reported		Ex FX

System Sales	$4,368	$4,008	9		9		$12,623	$11,622	9		9
Same-Store Sales Growth %	7	4	N/A		N/A		7	3	N/A		N/A

Company sales	$298	$267	12		12		$848	$775	9		9
Franchise and property revenues	254	234	8		8		735	678	8		8
Franchise contributions for advertising and other services	178	165	9		9		514	477	8		8
Total revenues	$730	$666	10		10		$2,098	$1,930	9		9

Company restaurant profit	$71	$62	13		13		$199	$185	8		8
Company restaurant margin %	23.7%	23.4%	0.3	ppts.	0.3	ppts.	23.5%	23.9%	(0.4)	ppts.	(0.4)	ppts.

G&A expenses	$50	$41	(22)		(22)		$148	$137	(8)		(8)
Franchise and property expenses	8	6	(33)		(33)		22	22	3		3
Franchise advertising and other services expense	177	163	(9)		(9)		510	473	(8)		(8)
Operating Profit	$267	$251	7		7		$770	$709	9		9

			% Increase (Decrease)
Unit Count	9/30/2025	9/30/2024
Franchise	8,288	8,103	2
Company-owned	528	491	8
Total	8,816	8,594	3

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by company same-store sales growth of 6% and 5% for the quarter and year to date, respectively, and unit growth.

The quarterly restaurant margin percentage increase was driven by same store sales growth partially offset by commodity inflation (primarily beef), higher labor and other restaurant operating costs.

The year-to-date restaurant margin percentage decrease was driven by commodity inflation (primarily beef), higher labor and other restaurant operating costs partially offset by same store sales growth.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 7% for both the quarter and year to date and unit growth.

G&A

The quarterly increase in G&A was driven by higher expenses related to our annual incentive compensation programs, higher digital and technology expenses and increased professional and legal fees.

The year-to-date increase in G&A was driven by higher digital and technology expenses, higher expenses related to our annual incentive compensation programs and increased share-based compensation partially offset by lower professional and legal fees.

Operating Profit

The quarterly increase in Operating Profit was driven by same-store sales growth and unit growth partially offset by higher G&A and higher restaurant operating costs.

The year to date increase in Operating Profit was driven by same-store sales growth and unit growth partially offset by higher restaurant operating costs.

Pizza Hut Division

The Pizza Hut Division has 19,872 units, 68% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of September 30, 2025.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2025	2024	Reported		Ex FX		2025	2024	Reported		Ex FX

System Sales	$3,177	$3,184	Even		(1)		$9,321	$9,491	(2)		(2)
Same-Store Sales Growth (Decline) %	(1)	(4)	N/A		N/A		(1)	(5)	N/A		N/A

Company sales	$9	$1	520		520		$20	$5	301		301
Franchise and property revenues	146	150	(3)		(3)		436	446	(2)		(2)
Franchise contributions for advertising and other services	85	87	(2)		(2)		255	264	(4)		(4)
Total revenues	$240	$238	1		Even		$710	$715	(1)		(1)

Company restaurant profit (loss)	$(1)	$—	NM		NM		$(2)	$—	NM		NM
Company restaurant margin %	(12.2)%	(6.1)%	(6.1)	ppts.	(6.1)	ppts.	(9.2)%	(1.9)%	(7.3)	ppts.	(7.3)	ppts.

G&A expenses	$50	$51	Even		Even		$159	$153	(4)		(4)
Franchise and property expenses	11	9	(12)		(9)		32	19	(67)		(67)
Franchise advertising and other services expense	89	89	Even		Even		268	270	1		1
Operating Profit	$84	$91	(8)		(8)		$239	$278	(14)		(14)

			% Increase (Decrease)
Unit Count	9/30/2025	9/30/2024
Franchise	19,814	19,920	(1)
Company-owned	58	7	729
Total	19,872	19,927	Even

Franchise and property revenues

The quarterly and year to date decreases in Franchise and property revenues, excluding the impact of foreign currency translation, were driven by franchise same-store sales declines of (1%).

G&A

G&A, excluding the impact of foreign currency translation, was flat during the quarter.

The year to date increase in G&A, excluding the impact of foreign currency translation, was driven by higher professional and legal fees, including expenses associated with franchise entities that have or are transitioning to new ownership.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by a same store sales decline and higher current year bad debt expense (including bad debt expense associated with franchise entities that have or are transitioning to new ownership).

The year to date decrease in Operating Profit, excluding the impacts of foreign currency translation, was driven by higher current year bad debt expense (including bad debt expense associated with franchise entities that have or are transitioning to new ownership), higher G&A, a same store sales decline and timing of digital and technology related spending within Franchise advertising and other services expense.

Habit Burger & Grill Division

The Habit Burger & Grill Division has 377 units, the vast majority of which are in the U.S. The Company owned 80% of the Habit Burger & Grill Division units in the U.S. as of September 30, 2025.

	Quarter ended				Year to date
			% B/(W)				% B/(W)
	2025	2024	Reported	Ex FX	2025	2024	Reported	Ex FX
System Sales	$166	$161	3	3	$486	$483	1	1
Same-Store Sales Growth (Decline) %	1	(5)	N/A	N/A	(2)	(6)	N/A	N/A
Total revenues	$134	$137	(1)	(1)	$395	$408	(3)	(3)
Operating Profit (Loss)	$(2)	$1	(572)	(572)	$—	$(2)	82	82

Unit Count	9/30/2025	9/30/2024	% Increase (Decrease)
Franchise	75	68	10
Company-owned	302	313	(4)
Total	377	381	(1)

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2025	2024	% B/(W)		2025	2024	% B/(W)
Corporate and unallocated G&A	$(80)	$(74)	(10)		$(285)	$(249)	(15)
Unallocated Company restaurant expenses (See Note 9)	(4)	(3)	(56)		(11)	(4)	(171)
Unallocated Franchise and property revenues	(4)	—	NM		(5)	—	NM
Unallocated Refranchising gain (loss)	17	12	37		33	31	6
Unallocated Other income (expense)	(3)	2	NM		8	(3)	NM
Investment income (expense), net (see Note 9)	—	1	NM		1	(21)	NM
Other pension income (expense) (see Note 10)	(1)	2	(154)		—	5	(93)
Interest expense, net	(124)	(120)	(4)		(368)	(358)	(3)
Income tax provision (See Note 7)	(144)	(120)	(21)		(446)	(309)	(44)
Effective tax rate (See Note 7)	26.7%	23.8%	(2.9)	ppts.	30.3%	22.5%	(7.8)	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and Unallocated G&A expense was driven by higher professional and legal fees and higher current year expenses related to our annual incentive compensation programs, partially offset by lower costs associated with our resource optimization program.

The year to date increase in Corporate and Unallocated G&A expense was driven by higher professional and legal fees, costs associated with our current year brand headquarters consolidation and higher current year expenses related to our annual incentive compensation programs, partially offset by lower costs associated with our resource optimization program.

Consolidated Cash Flows

Net cash provided by operating activities was $1,393 million in 2025 versus $1,176 million in 2024. The increase was primarily driven by lower income tax payments in the current year, an increase in Operating Profit before Special Items and lower incentive compensation payments.

Net cash used in investing activities was $208 million in 2025 versus $292 million in 2024. The change was primarily driven by maturities of short-term investments in the current year compared to net purchases of short-term investments in the prior year and lower current year spending on restaurant acquisitions, partially offset by lapping prior year proceeds arising from the sale of our approximate 5% minority investment in Devyani and higher current year capital spending.

Net cash used in financing activities was $822 million in 2025 versus $991 million in 2024. The change was primarily driven by net borrowings in the current year compared to net repayments in the prior year.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows have been in excess of $1.4 billion in each of the past four years and we expect that to continue to be the case in 2025. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. Subject to market conditions, we expect to maintain our consolidated net leverage ratio at approximately 4.0x Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over the medium term by issuing incremental debt as our business grows.

To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.5 billion Revolving Facility under our Credit Agreement that was undrawn as of September 30, 2025. Borrowings under our Revolving Facility have original maturities of three months or less. We believe that our ongoing cash from operations, cash on hand, which was approximately $1,050 million at September 30, 2025, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2024 Form 10-K regarding our material cash requirements, except that we executed purchase agreements with a franchisee to acquire 128 Taco Bell restaurants across the Southeast U.S. during the quarter ended September 30, 2025. These acquisitions are expected to close in the quarter ended December 31, 2025, with a total cash outlay of approximately $670 million, largely financed with cash on hand.

Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Instruments

As of September 30, 2025, approximately 96%, including the impact of interest rate swaps, of our $11.5 billion of total debt outstanding, excluding finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%.

We ended the quarter with a consolidated net leverage ratio of 3.7x EBITDA. We continually reassess our optimal leverage ratio to maximize shareholder returns. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of September 30, 2025.

	2025	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes			$884	$595	$590	$1,000	$737	$500			$4,306
Credit Agreement	$7	$28	34	1,424	438						1,930
Subsidiary Senior Unsecured Notes			750								750
YUM Senior Unsecured Notes						800	1,050	2,100	$325	$275	4,550
Total	$7	$28	$1,668	$2,019	$1,028	$1,800	$1,787	$2,600	$325	$275	$11,536

See Note 11 for details on the Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes, including a refinancing of certain Securitization Notes that took place in September 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for software costs, including removing software development project stages and requiring companies to capitalize costs when both 1) management authorizes or commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The standard is effective for the Company in our first quarter of fiscal 2028, with early adoption permitted and can be applied on a prospective, retrospective or modified prospective basis. We are currently evaluating the impact of the standard on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2025, to the disclosures made in Item 7A of the Company’s 2024 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2025.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Yum! Brands, Inc. and subsidiaries (YUM) as of September 30, 2025, the related condensed consolidated statements of income, comprehensive income and shareholders’ deficit for the three-month and nine-month periods ended September 30, 2025 and 2024, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of YUM as of December 31, 2024, and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ deficit for the year then ended (not presented herein); and in our report dated February 19, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 7, 2025

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables provides information as of September 30, 2025, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
7/1/25-7/31/25	214	$147.43	214	$1,242

8/1/25-8/31/25	30	$143.89	30	$1,238

9/1/25-9/30/25	—	$—	—	$1,238
Total	244	$147.25	244	$1,238

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of September 30, 2025, we have remaining capacity to repurchase up to $1.2 billion of Common Stock under the May 2024 authorization.

Item 5. Other Information

Securities Trading Plans

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 (c) of Regulation S-K, except as follows:

Name/Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Tracy Skeans / Chief Operating Officer & Chief People Officer	Rule 10b5-1 trading plan	August 18, 2025	January 30, 2026	51,106(1)	Exercise of Stock Appreciation Rights and Sale of Resulting Shares

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

3.1
Amended and Restated Bylaws of Yum! Brands, Inc., as amended, effective August 22, 2025, which is incorporated herein by reference from Exhibit 3.2 to YUM’s Report on Form 8-K filed on August 28, 2025.

10.1
Second Amended and Restated Base Indenture, dated as of September 24, 2025, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A., as trustee and the Series 2025-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on September 30, 2025.

10.2
Series 2025-1 Supplement to Second Amended and Restated Base Indenture, dated as of September 24, 2025, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A., as trustee and Series 2025-1 securities intermediary, which is incorporated herein by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on September 30, 2025.

10.3
Second Amended and Restated Management Agreement, dated as of September 24, 2025, by and among Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC and Taco Bell Corp., as manager, and Citibank, N.A., as trustee, which is incorporated herein by reference from Exhibit 10.3 to YUM’s Report on Form 8-K filed on September 30, 2025.

	10. 4†	Amendment to Separation Agreement, General Release and Covenant Not to Sue, executed July 5, 2025, by and between Yum Restaurant Services Group, LLC and Scott Catlett, as attached herein.

	10. 5†	Special Advisor Offer Letter to David Gibbs, dated September 23, 2025, between the Company and David Gibbs, as attached herein.

	10.6†	Chief Consumer Officer Offer Letter to Sean Tresvant, dated August 28, 2025, between Yum Restaurant Services Group, LLC and Sean Tresvant, as attached herein.

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm).

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	November 7, 2025	/s/ David Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)