Form 10-K
period 2025-12-31
YUM BRANDS INC
filed 2026-02-20
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the fiscal year ended	December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 30, 2025, computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange Composite Tape on such date was approximately $41 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. The number of shares outstanding of the registrant’s Common Stock as of February 17, 2026, was 276,430,130 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on May 14, 2026, are incorporated by reference into Part III.

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

Overview of Business

YUM has over 63,000 restaurants in 155 countries and territories primarily operating under the four concepts of KFC, Taco Bell, Pizza Hut and Habit Burger & Grill (the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired food and pizza categories, respectively. Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2025, 97% of our Concepts’ units are operated by independent franchisees or licensees under the terms of franchise or license agreements. The terms franchise or franchisee within this Form 10-K are meant to describe third parties that operate units under either franchise or license agreements.

In 2025, we began a review of strategic options for the Pizza Hut brand. The objective of the review is to create value for YUM, Pizza Hut and its franchise partners by determining the optimal approach to best capitalize on Pizza Hut's structural advantages — strong brand equity, experienced franchise partners and meaningful scale — in the highly fragmented pizza market. We currently intend to complete this strategic options review in 2026, and there can be no assurance this review will result in any specific outcome or transaction.

The following is a brief description of each Concept and a summary of our Concepts’ operations as of and for the year ended December 31, 2025:

	Number of Units	% of Units International	Number of Countries and Territories	% Franchised	System Sales(a) (in Millions)
KFC Division	33,897	90%	149	99%	$36,434
Taco Bell Division	9,030	14%	38	93%	18,361
Pizza Hut Division	19,974	68%	108	99%	12,794
Habit Burger & Grill Division	384	—%	2	22%	706
YUM	63,285	72%	155	97%	$68,295

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

Business Strategy

Through our Recipe for Good Growth we strive to grow iconic restaurant brands around the world that are loved by our customers, trusted everywhere we operate and connected through teamwork, technology and our global scale. These three ideas - being loved, trusted and connected - guide how we operate across our global system and engage with our customers, teams and communities:

Loved: We grow by delighting customers with craveable food and distinctive experiences.

Trusted: We operate responsibly with consistency and efficiency in our restaurants, across our system and in our communities. This includes a commitment to our priorities for social responsibility, risk management and sustainable stewardship of resources.

Connected: We use our teamwork, technology and global scale to serve every customer, everywhere, anytime.

As we enter into 2026, we intend to drive the next chapter of growth for YUM by Raising the B.A.R. through three clear priorities that reflect bold aspirations and a commitment to industry-leading performance:

•Battle for the future consumer by staying relentlessly focused on their needs and wants.
•Accelerate restaurant unit economics for our franchisees and maximize performance of every restaurant, serving as a catalyst for new unit development and keeping our franchise system healthy.
•Reach the full potential of Byte by Yum! by effectively operating, innovating and expanding our connected platform built by restaurant operators for restaurant operators to unlock its full potential for our franchise partners and our business.

Key to our success fueling brand performance and franchise success is our unrivaled culture and talent and leading with smart, heart and courage.

Information about Operating Segments

As of December 31, 2025, YUM consists of four operating segments:

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

The Company currently has approximately 1,500 franchisees with whom we have franchise contracts. The Company utilizes both store-level franchise and master franchise programs to grow our businesses. Of our over 61,000 franchised units at December 31, 2025, approximately 40% operate under our master franchise programs, including over 17,000 units in mainland China. The remainder of our franchise units operate under store-level franchise agreements. Under both types of franchise programs, franchisees supply capital by purchasing or leasing the land, building, equipment, signs, seating, inventories and supplies and, over the longer term, by reinvesting in the business. In certain historical refranchising transactions the Company may have retained ownership of land and building and continues to lease them to the franchisee. Store-level franchise agreements typically require payment to the Company of certain upfront fees such as initial fees paid upon opening of a store, fees paid to renew the term of the franchise agreement and fees paid in the event the franchise agreement is transferred to another franchisee. Franchisees also pay monthly continuing fees based on a percentage of their restaurants’ sales (typically between 4% to 6%) and are required to spend a certain amount to advertise and promote the brand. Under master franchise arrangements, the Company enters into agreements that allow master franchisees to operate restaurants as well as sub-franchise restaurants within certain geographic territories. Master franchisees are typically responsible for overseeing development within their territories and performing certain other administrative duties with regard to the oversight of sub-franchisees. In exchange, master franchisees retain a certain percentage of fees payable by the sub-franchisees under their franchise agreements and often pay lower fees for the restaurants they operate.

On October 31, 2016, we completed the spin-off of our China business into an independent, publicly-traded company under the name of Yum China Holdings, Inc. (“Yum China”). As our largest master franchisee, Yum China, pays the Company a continuing fee of 3% on system sales of our Concepts in mainland China. The use by Yum China of certain of our material trademarks and service marks is governed by a master license agreement between subsidiaries of YUM and Yum China.

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

Digital and technology are at the core of our Recipe for Good Growth. In recent years the Company has focused on building and acquiring a distinctive set of solutions with next-generation capabilities tailored for our brands, scaling these common digital and technology platforms across the globe and integrating our digital and technology teams into a unified global team. In 2025, we introduced our Byte by Yum! platform, a comprehensive collection of proprietary software as a service and artificial intelligence (“AI”) driven products that enables easy operations for team members and improved experiences for customers, while consolidating essential systems into a cohesive, easy-to-manage platform. The Byte by Yum! platform includes online and mobile app ordering, point of sale, kitchen and delivery optimization, menu management, inventory and labor management and team member tools. The implementation of Byte by Yum! is also designed to enable a faster and more impactful adoption of AI by YUM and its brands, and offers franchisees leading technology capabilities with advantaged economics made possible by the scale of YUM all with a goal of unlocking new insights and driving profitable sales growth.

Digital sales include transactions where consumers at system restaurants utilize ordering interaction that is primarily facilitated by automated technology. In 2025, our system restaurants generated digital sales approaching both $40 billion and 60% of overall system sales.

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

Most food products, paper and packaging supplies, and equipment used in restaurant operations are distributed to individual restaurant units by third-party distribution companies. In the U.S., McLane Foodservice, Inc. is the distributor for the majority of items used in Company-owned restaurants and for a substantial number of franchisee restaurants.  Outside the U.S., we and our Concepts’ franchisees primarily use aligned and leveraged sourcing and distribution systems involving global, regional and local suppliers and distributors. The Company partners with our international franchisees to manage third-party suppliers and distributors, subject to our internal standards and approvals. All suppliers and distributors are expected to provide products and/or services that comply with all applicable laws, rules and regulations in the state and/or country in which they operate as well as comply with our internal standards.

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

Environmental Matters

The Company is not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations. During 2025, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Human Capital Management

As of December 31, 2025, the Company and its subsidiaries employed approximately 49,000 persons (collectively referred to throughout this filing as “our employees” or “YUM employees”), including approximately 28,000 employees in the U.S. and approximately 21,000 employees outside the U.S. Approximately 90% of our employees work in restaurants while the remainder work in our restaurant-support centers. In the U.S., approximately 90% of our Company-owned restaurant employees are part-time of which approximately 50% have been employed by the Company for less than a year. Some of our International employees are subject to labor council relationships whose terms vary due to the multitude of countries in which the Company operates.

In addition to the persons employed by the Company and its subsidiaries, our approximately 61,000 franchise restaurants around the world are responsible for the employment of over an estimated 1 million people who work in and support those restaurants. Each year YUM and our franchisees around the world create thousands of part-time, entry-level restaurant opportunities to grow careers at our KFC, Taco Bell, Pizza Hut and Habit Burger & Grill brands. As evidence of the opportunities these positions create, approximately 80% of the Company-owned restaurant general managers (“RGMs”) located in the U.S. have been promoted from other positions in our brands’ restaurants.

Human capital management considerations are integral to our Recipe for Good Growth strategy, the drivers of which include leveraging our unrivaled culture and talent to fuel brand performance and franchise success, as well as recruiting and equipping the best restaurant operators in the world to deliver great customer experiences. Our investment in people includes creating a culture of engagement that attracts, retains and grows the best people and creates high performance in our restaurants. We are continuing to build a culture of opportunity and belonging among our employees, franchisees, suppliers and partners that makes room for all people and voices at our tables that reflects the customers and communities we serve, which we believe provides us with a competitive advantage with respect to the performance of our business. Our commitments and progress towards these areas of focus are reflected below.

•Continually building upon ongoing inclusion efforts to help ensure our workplaces are environments where all people can be successful.
•Consistent with our Code of Conduct, making employment-related decisions based on an individual's abilities and merit, not personal characteristics that are unrelated to the job.
•Measuring YUM employee engagement regularly. For example, every other year we conduct a global employee engagement survey of all employees working in our restaurant support centers. The most recent survey conducted was in 2025 and reflected an above-average engagement level among our employees relative to benchmarked companies.
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

Food or beverage-borne illnesses (that can be caused by food-borne pathogens such as E. coli, Listeria, Salmonella, Cyclospora and Trichinosis) and food safety issues (such as food tampering and contamination including with respect to allergens or adulteration) have occurred and may occur within our system from time to time. In addition, the health and environmental risks of certain ubiquitous substances (including per-and polyfluoroalkyl substances (PFAS)) commonly found in packaging have been the subject of increased regulatory scrutiny and lawsuits against us and other restaurant companies. Any report linking our or our Concepts’ franchisees’ restaurants, our suppliers or distributors or otherwise involving the types of products used at our restaurants, or linking our competitors, suppliers, distributors or the retail food industry generally, to instances of food- or beverage-borne illness or food safety issues or substances having perceived health or environmental risks could result in adverse publicity and otherwise adversely affect us and lead to consumer complaints, litigation and/or governmental investigations. There is also a risk that we or our Concepts’ franchisees’ restaurants, suppliers or distributors underreport food safety incidents or system failures, which could hinder response and tracking of such risks. Moreover, our Concepts’ restaurants' reliance on third-party food suppliers and distributors and increasing reliance on food delivery aggregators may increase the risk that food- or beverage-borne illness incidents and food safety issues could be caused by factors outside of our control. If a customer is believed to have become ill from food or beverage-borne illnesses or as a result of food safety issues, remediation efforts could include temporary closure of restaurants, which could disrupt our operations and adversely affect our reputation, business and/or our growth prospects. The occurrence of food-borne pathogens in restaurant products or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees.

Our business may be adversely affected by adverse public health conditions or the occurrence of other catastrophic or unforeseen events.

Our business and/or growth prospects could be adversely impacted by various catastrophic or other unforeseen events (which may be beyond our control), including health epidemics or pandemics, natural disasters, geopolitical events, military conflict, terrorism, political, financial or social instability, boycotts, social or civil unrest, workplace violence, or other events that lead to avoidance of public places or restrictions on public gatherings, particularly if located in regions where we have significant operations. We could also be adversely affected if government authorities impose mandatory or voluntary closures, impose restrictions on operations of restaurants, or restrict the import or export of products, or if suppliers issue mass recalls of products, in connection with any such events.

In addition, our operations could be disrupted if any employees at our or our Concepts’ franchisees’ restaurants had or were suspected of having avian flu or swine flu, or other highly communicable illnesses, since this may require us, or our Concepts’ franchisees, to quarantine employees and close facilities, including restaurants. Prior outbreaks of avian flu have resulted in confirmed human cases and it is possible that outbreaks could reach pandemic levels. Public concern over avian flu may cause fear about the consumption of chicken, eggs and other poultry products derived from poultry, which could adversely affect us given that poultry is widely offered at our Concepts’ restaurants. Avian flu outbreaks could also adversely affect the price and availability of poultry, which could negatively impact our business.

Risks Related to our Business Strategy and Reliance upon Franchisees

Our operating results and growth strategies are closely tied to the success of our Concepts’ franchisees.

The vast majority (97%) of our restaurants are operated by our Concepts’ franchisees. Our long-term growth depends on maintaining the pace of our new unit growth rate largely through our Concepts’ franchisees. We also rely on master franchisees, who have rights to license to sub-franchisees the right to develop and operate restaurants, to achieve our expectations for new unit development. If our Concepts’ franchisees and master franchisees do not meet our expectations for new unit development, we may not achieve our desired growth.

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

If our Concepts’ franchisees fail to adequately capitalize their businesses or incur too much debt, if their operating expenses or commodity prices increase or if economic or sales trends deteriorate such that franchisees are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy, or the inability to meet development targets or obligations. If any significant franchisee of our Concepts individually or in the aggregate becomes financially distressed, as has occurred from time to time, our operating results could be adversely impacted, and we could experience reduced new unit development.

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

Franchisee noncompliance with our franchise agreements and/or or brand standards including by failing to meet health and safety standards, to engage in quality control or maintain product consistency or to comply with cybersecurity requirements, as well as through participation in improper business practices. Moreover, franchisee noncompliance with our franchise agreements and/or brand standards may lead to us to terminate franchise agreements and close related stores, which may have an impact on our results. For example, on January 8, 2025, we terminated franchise agreements with the owner and operator of KFC and Pizza Hut restaurants in Turkey after failure to meet our brand standards.

We have franchise relationships that are particularly important to our business due to their scale and/or growth prospects such as our relationship with Yum China, our largest franchisee. We are a party to a Master License Agreements (“MLA”) with Yum China, pursuant to which Yum China is the exclusive licensee of the KFC, Taco Bell and Pizza Hut Concepts and their related marks and other intellectual property rights for restaurant services in mainland China. Any failure to realize the expected benefits of key franchise relationships, including with Yum China, may adversely impact our business and growth prospects.

Our growth strategy depends upon our and our Concepts’ franchisees’ ability to successfully open new restaurants and to operate these restaurants profitably.

Our growth strategy depends on our and our Concepts’ franchisees’ ability to increase the number of restaurants around the world. The successful development of new units depends in large part on the ability of our Concepts’ franchisees to open new restaurants and to operate these restaurants profitably. Effectively managing growth can be challenging, particularly as we expand into new markets, and we cannot guarantee that we, or our Concepts’ franchisees, including Yum China, will be able to achieve our expansion goals or that new restaurants will be operated profitably, consistent with results of existing restaurants or with our or our Concepts’ franchisees’ expectations. Other risks that could impact our ability to open new restaurants include: (i) economic conditions and trade policy or economic policies or sanctions, (ii) our ability to attract new franchisees, (iii) new restaurant construction and development costs, (iv) our Concepts’ franchisees’ ability to meet new restaurant permitting, construction, development and team member training timelines, and (v) consumer sentiment related to our Concepts, and (vi) supply chain challenges, including our ability to secure sufficient supply to support new restaurants.

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

From time to time we have completed, and we may evaluate and continue to complete, mergers, acquisitions, divestitures, joint ventures, strategic partnerships, minority investments and other strategic transactions.

Past and potential future strategic transactions may involve various inherent risks, including, without limitation:

(i)expenses, delays or difficulties in integrating acquired companies, joint ventures, strategic partnerships or investments into our organization, including the failure to realize strategic alignment or expected synergies and/or the inability to retain key personnel;
(ii)diversion of management’s attention from other initiatives and/or day-to-day operations to effectively execute our growth strategy;
(iii)inability to generate sufficient revenue, profit, and cash flow from acquired companies, joint ventures, strategic partnerships or investments; and
(iv)the possibility that we have acquired substantial contingent or unanticipated liabilities in connection with acquisitions or other strategic transactions.

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

We have initiated a process to explore strategic options for the Pizza Hut brand, and there can be no assurance that this process will result in any transaction or outcome, that we will be able to realize the anticipated benefits of any transaction, if completed, or other outcome, or that this process will not adversely impact our business.

We have initiated a process to explore strategic options for our Pizza Hut brand to maximize long-term value creation. Our ability to successfully engage in any transactions with regard to our Pizza Hut brand is subject to prevailing general, market and industry-specific economic conditions and certain regulatory, financial, business and other factors beyond our control. There is no assurance that this process will result in any transaction or outcome, or if any transaction is completed, the timing or terms of any such transaction.

We expect to incur significant expenses in connection with this process, and there are risks inherent with this process, including the potential diversion of management’s attention, interference with our ability to retain or attract key personnel and business partners, disruption of Pizza Hut or other businesses and exposure to litigation. It may also be disruptive to our business operations and long-term planning, which may cause concern to our current or potential investors, employees, strategic partners, vendors and other stakeholders and may have a material impact on our operating results or result in increased volatility in our stock price. Further, there can be no assurance that we will be able to realize the anticipated benefits of any transaction, if completed, or other outcome. We are taking steps to mitigate any impact to Pizza Hut's near-term results as a result of this review. In addition, we have aligned with stakeholders in the U.S. on a marketing program, modernization of certain technology and franchise agreements and a YUM contribution to marketing support. However, if we are unable to mitigate these and other risks related to this process, our business may be adversely affected.

Risks Related to Operating a Global Business

We have significant exposure to the Chinese market through our largest franchisee, Yum China, which subjects us to risks that could negatively affect our business and/or our growth prospects.

A meaningful portion of our total business, particularly with respect to our KFC Concept, is conducted in mainland China through our largest franchisee, Yum China. We are contractually entitled to receive a 3% sales-based license fee on all Yum China system sales related to our KFC, Taco Bell and Pizza Hut Concepts. Yum China’s business is exposed to risks in mainland China, which include, among others, potential political, trade, financial and social instability, changes in economic conditions (including consumer spending, unemployment levels and ongoing wage and commodity inflation), consumer preferences, the regulatory environment (including uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations), heightened data and cybersecurity risks associated with the conduct of business in China, and food safety related matters (including compliance with food safety regulations and our ability to ensure product quality and safety). Any significant or prolonged deterioration in U.S.–China relations, including as a result of changes in U.S.–China foreign policy, trade regimes or trade disputes, or geopolitical developments, could adversely affect our Concepts in mainland China. Additionally, Chinese law regulates Yum China’s business conducted in mainland China, and as such our license fee from the Yum China business is subject to numerous uncertainties based on Chinese laws, regulations and policies, which may change from time to time. If Yum China’s business is harmed or development of our Concepts’ restaurants is slowed in mainland China due to any of these factors, it could negatively impact the license fee paid by Yum China to us, which would negatively impact our financial results.

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

A significant portion of our Concepts’ restaurants are operated outside of the U.S., and we intend to continue expansion of our global operations. As a result, our and our Concepts’ franchisees’ business and/or growth prospects are increasingly exposed to risks inherent in global operations. These risks, which can vary substantially by country, include political, financial or social instability or conditions, corruption, anti-American sentiment and perception of our Concepts as American brands, social and ethnic unrest, natural disasters, military conflicts and terrorism, as well as exposure to the macroeconomic environment in such markets, the regulatory environment (including related to the enforceability of legal requirements and contract and intellectual property rights), and income and non-income based tax rates and laws. Additional risks include the impact of trade disputes and tariffs, restrictive actions of foreign or U.S. governmental authorities affecting trade or foreign investment, import restrictions and controls, sanctions, foreign exchange control regimes (including restrictions on currency conversion), health guidelines and safety protocols, labor costs and conditions, compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws prohibiting bribery of government officials and other corrupt practices, and the laws and policies that govern foreign investment in countries where our Concepts’ restaurants are operated. For example, we have been subject to a regulatory enforcement action in India alleging violation of foreign exchange laws for failure to satisfy conditions of certain operating approvals, such as minimum investment and store build requirements as well as limitations on the remittance of fees outside of the country (see Note 20).

As a result of our global operations, we have significant exposure to geopolitical events and instability. We have been adversely affected in the past, and may in the future be adversely affected, by events such as increasing anti-American sentiment and instability and conflicts in the Middle East. Such conflicts have adversely affected, and may continue to adversely affect our business and operations as result of, among other things, the economic consequences and disruptions from such conflicts, increased energy and supply prices, weaker consumer sentiment for Western brands, consumer reaction to perceived acts or failures to act by us or our Concepts including maintaining operations in countries or regions that are linked to such conflicts, and economic sanctions restricting cross-border commerce.

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

Our results of operations, growth prospects and the value of our assets are affected by fluctuations in currency exchange rates, which have had, and may continue to have adverse effects on our reported earnings. More specifically, an increase in the value of the U.S. dollar, relative to other currencies, such as the Chinese Renminbi (“RMB”), Australian Dollar, the British Pound and the Euro, as well as currencies in certain other markets have historically affected and may continue to affect our reported earnings. Any significant fluctuation in the value of currencies of countries in which we or our Concepts’ franchisees operate, particularly the RMB in China, could materially impact the U.S. dollar value of royalty payments made to us, which could result in lower revenues, could lead to increased costs and lower profitability to us or our Concepts’ franchisees and/or could cause us or our Concepts’ franchisees to increase prices to customers, which could negatively impact sales in these markets and harm our financial results. In addition, the governments in certain countries where our Concepts operate, including China, restrict the conversion of local currency into foreign currencies and, in certain cases, the remittance of currency out of the country. Currency control restrictions on the conversion of other currencies to U.S. dollars or restrictions imposed by countries on cash remittances could cause royalty payments to us to be delayed, remitted only partially or not at all, which could cause us to incur bad debt expense and impact our liquidity.

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

Our business relies heavily on computer systems, hardware, software, technology infrastructure and online websites, platforms and networks (collectively, “IT Systems”) to support both internal and external, including franchisee-related, operations. We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. In addition, we and other parties (such as vendors, food delivery aggregators and franchisees), collect, transmit and/or maintain certain personal, financial and other information about our customers, employees, vendors and franchisees, as well as proprietary information pertaining to our business (collectively, “Confidential Information”). The security and availability of our IT Systems and Confidential Information is critical to our business and is regulated by evolving and increasingly demanding laws and regulations in various jurisdictions, certain third-party contracts and industry standards.

The current cyber threat environment presents increased risk for all companies, including companies in our industry. The cybersecurity risks we face include cyber-attacks involving ransomware and malicious software, advanced persistent threats, social engineering, credential stuffing or distributed denial-of-service attacks and other attempts by malicious threat actors, including nation-state actors, ransomware groups, and others to access, acquire, use, disclose, misappropriate, shut down or manipulate our information, systems, databases, processes and people. In addition, the rapid evolution and increased adoption of artificial intelligence (“AI”) and other emerging technologies may heighten our cybersecurity risks by making cyber-attacks and social engineering more difficult to detect, contain and mitigate. Further, the cybersecurity risks we face have increased in recent years due to an increase in the use of and reliance on our digital commerce platforms and products. Moreover, remote working and personal device use further increases the risk of cyber incidents and the improper dissemination of personal or Confidential Information.

We are regularly the target of cyber-attacks and other attempts to breach, or gain unauthorized access to, our systems and data. Moreover, given the current cyber threat environment, we expect the volume and intensity of cyber-attacks and attempted intrusions to continue to increase. There is no assurance that our security measures, cybersecurity risk management programs and processes will be fully implemented, complied with, sufficient or effective in protecting our systems and information. Despite such security measures and processes, we, and the third parties upon which we rely, have experienced security incidents from time to time and we and such third parties will continue to experience such incidents in the future. In particular, on January 18, 2023, we announced a ransomware attack that impacted certain IT Systems which resulted in the closure of fewer than 300 restaurants in one market for one day, temporarily disrupted certain of our affected systems and resulted in data being taken from our network. As disclosed under Part I, Item 1C of this Form 10-K, we remain subject to risks and uncertainties as a result of the incident, including as a result of the data that was taken from our network and putative class actions filed against us in connection with this incident.

If our IT Systems or the information systems of any of our Concepts’ franchisees, or other third parties which we interact, such as suppliers, distributors or third-party delivery providers, are disrupted or compromised, in a manner which impacts us or our IT Systems, as a result of a cyber-attack, data or security breach, or other security incident or fraud, or if our employees, franchisees, suppliers or vendors fail to comply with applicable laws and regulations or fail to meet contractual and industry standards in connection therewith, any such developments could result in liabilities and penalties, have an adverse impact on our financial results and growth prospects, damage our brands and reputation, cause interruption of normal business operations, cause us to incur substantial costs, result in a loss of consumer confidence and sales, disrupt our supply chain, business and plans, result in the loss, misappropriation, corruption or unauthorized access, acquisition, use or disclosure of data or inability to access data, including the release of Confidential Information, and subject us to litigation and government enforcement actions. Moreover, any significant cybersecurity event which impacts us or our IT Systems could require us to devote significant management time and resources to address such events, interfere with our pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate such events, remedy cybersecurity problems, respond to an extortion demand, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our IT Systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner.  Further, we are subject to an increasing number of cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, which may create conflicting reporting obligations and inhibit our ability to quickly provide complete and reliable information about cybersecurity incidents to customers, counterparties, and regulators, as well as the public. Additionally, insurance coverage maintained by us and our Concepts’ franchisees designed to address certain aspects of cybersecurity risks may exclude certain types of claims or otherwise be insufficient to cover all losses or all types of claims that may arise.

Further, the payment card industry sets controls standards used in the transmission and approval of electronic payment transactions. If we or our Concepts’ franchisees fail to comply with the global Payment Card Industry Data Security Standards or fail to adequately control fraudulent credit card and debit card transactions, we or our Concepts’ franchisees may face civil liability, reputational damage, fines and assessments from the card brands, and significantly higher credit card and debit card related costs, any of which could adversely affect us.

The failure to maintain satisfactory compliance with legal requirements regarding data privacy, data protection and emerging technologies may adversely affect our business and/or growth prospects and subject us to penalties.

Data privacy is subject to frequently changing legal requirements, which sometimes conflict among the various jurisdictions where we and our Concepts’ franchisees do business. We are subject to numerous global laws, including but not limited to, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) and the U.K. General Data Protection Regulations, which impose strict data protection requirements and provide for significant penalties for noncompliance. Further, we engage in marketing and customer engagement activities that are subject to communications and consumer privacy laws, such as the Telephone Consumer Protect Act and similar state laws. There is a rapid increase in private claims of alleged breach of communications and privacy laws in the U.S. and abroad, under a diverse range of theories relying on wiretapping, pen registry, and communication consent statutes. In addition, an increasing number of jurisdictions where we and our Concepts’ franchisees operate have enacted privacy and data protection laws, or are considering enacting or expanding such laws. These and other newly enacted and evolving legal requirements, have required, and may continue to require, us and our Concepts’ franchisees to modify our data processing practices and policies and to incur substantial costs and expenses to comply. Additionally, state regulatory bodies and other governmental authorities tasked with enforcing new privacy laws are engaging in enforcement investigations and actions. In particular, state attorneys general and regulatory bodies are increasingly focused on businesses’ practices for collecting and sharing consumer information digitally, including how businesses allow consumers to opt-out of certain uses and disclosures and exercise other rights granted by privacy laws. Additionally, future enforcement priorities from these bodies may be unclear or changing. While we have established procedures to manage individual privacy requests from consumers and employees intended to ensure compliance with privacy laws, there remains potential residual risk of failure to comply with comprehensive privacy laws passed at the international, federal or state level and this may result in regulatory enforcement action, lawsuits, the imposition of monetary penalties, and damage to our reputation, or require us to modify our operations.  The increasingly complex, restrictive and evolving regulatory environment at the international, federal and state level related to data privacy and data protection may require significant continued effort and cost, changes to our business practices and impact our ability to obtain and use data to provide personalized experiences for our customers. In addition, failure to comply with applicable requirements may subject us and our Concepts’ franchisees to fines, sanctions, governmental investigation, lawsuits and other potential liability, as well as reputational harm.

The Federal Trade Commission (“FTC”) and many state attorneys general are also interpreting federal and state consumer protection laws to impose standards for the collection, use, dissemination and security of personal data. The FTC may seek enforcement action for violation of consumer protection laws including unfair or deceptive practices relating to privacy policies, consumer data collection and processing consent, and digital advertising practices. Moreover, new and changing cross-border data transfer requirements, have required and may continue to require us to incur costs to comply and have impacted the transfer of personal data throughout our organization and to third parties. Additionally, we are subject to increasing legal requirements with respect to the use of AI and machine learning applications and tools (including in relation to hiring and employment practices and in digitally marketing our Concepts), data collected from minors, and biometric information. These legal requirements are rapidly changing and are not consistent across jurisdictions, and our inability to adapt to or comply with such legal requirements may adversely impact us, including as the result of liabilities or penalties as the result of any such non-compliance.

Unreliable or inefficient restaurant technology or the failure to successfully implement technology initiatives could adversely impact our business and the overall consumer experience.

We and our Concepts’ franchisees rely heavily on IT Systems to efficiently operate our restaurants and drive the customer experience, sales growth and margin improvement, as well as to gather and leverage data to enhance restaurant operations and improve the customer experience. These IT Systems, including our proprietary Byte By Yum! platform and third-party technology systems, are subject to damage, interruption or failure due to theft, fire, power outages, telecommunications failure, computer viruses, employee misuse, security breaches, malicious cyber-attacks including the introduction of malware or ransomware or other disruptive behavior by hackers, or other catastrophic events. If our or our Concepts’ franchisees’ IT Systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process transactions, which could adversely impact our reputation, growth prospects, and financial results.

Moreover, technology and consumer offerings continue to develop, and our failure to adequately invest in or implement new technology (e.g., automation, AI, new delivery channels) or adapt to technological advancements and industry trends, particularly with respect to digital commerce capabilities, could result in dissatisfaction from our customers or our employees (or the employees of our Concepts’ franchisees), negative publicity, or adversely impact our financial results.. If our Concepts’ digital commerce platforms do not meet customers’ expectations in terms of security, speed, privacy, attractiveness or ease of use, customers may be less inclined to return to such digital commerce platforms, which could negatively impact us and our Concepts’ franchisees. Developing and implementing consumers’ evolving technology demands may place a significant financial burden on us and our Concepts’ franchisees, and our Concepts’ franchisees may have differing views on investment priorities. Our strategic digital and technology initiatives may not be implemented timely or may not achieve the desired results. Failure to adequately manage implementations, updates or enhancements of new technology or interfaces between platforms could place us at a competitive disadvantage, and disrupt and otherwise adversely impact our operations and/or growth prospects. It may be difficult to recruit and retain qualified individuals for these efforts due to intense competition for developers necessary to innovate, develop and implement new technologies for us. Even if we effectively implement and manage these technology initiatives, there is no guarantee that this will result in sales growth or margin improvement. In addition, certain IT Systems that are managed, hosted, provided and/or used by third parties may also be unreliable or inefficient, and technology vendors may limit or terminate product support and maintenance, which could impact the reliability of critical systems’ operations. Further, if there are issues with proprietary technology, we may be subject to liability or financial penalties to our Concepts’ franchisees.

We continue to allocate significant resources to develop, accelerate and implement our digital, technology, and innovation capabilities, including various AI capabilities. The development of such AI initiatives is complex and uncertain, and presents various risks and uncertainties, including as the result of the rapidly evolving legal, regulatory and ethical landscape associated with the use of AI. Our efforts to integrate AI capabilities into our business may result in unanticipated consequences and complications, and if we do not successfully implement our AI initiatives, or if we encounter other failures in our AI systems or initiatives, this could result in legal and regulatory risk, brand or reputational harm, and other adverse impacts. Further, if we fail to leverage AI technologies as effectively or rapidly as our peers, our competitiveness and financial results could be adversely impacted.

There are risks associated with our increasing dependence on digital commerce and delivery platforms to maintain and grow sales.

Customers are increasingly using our internally-owned e-commerce websites and apps, such as kfc.com, tacobell.com, pizzahut.com, habitburger.com, and the KFC, Taco Bell, Pizza Hut and the Habit Burger & Grill apps in the U.S. and other regions. Our customers also increasingly utilize alternative methods of digital ordering and delivery technology, including apps owned by third-party delivery aggregators and third-party developers and payment processors, to order, pay for and have delivered our Concepts’ products. As a result, our Concepts and our Concepts’ franchisees are increasingly reliant on digital ordering and payment as a sales channel and our business and/or growth prospects could be negatively impacted if we are unable to successfully implement, execute or maintain our consumer-facing digital initiatives, such as kiosks, delivery, curbside pick-up and mobile carryout, or are otherwise unable to effectively adapt to developments associated with alternative methods of delivery, including advances in digital ordering and delivery technology, autonomous vehicle delivery, and changes in consumer behavior resulting from these developments.

If the third-party aggregators that we utilize for delivery, cease or curtail their operations, fail to maintain sufficient labor force to satisfy demand, provide poor customer service, materially change fees, access or visibility to our products, or give greater priority or promotions to our competitors, our business may be negatively impacted. In addition, third-party delivery aggregators typically charge restaurants a per order fee, and as such utilizing third-party delivery may not be as profitable as sales directly to our customers, and may also introduce food quality and customer satisfaction risks outside of our control. The third-party delivery business is also the subject of increased scrutiny from regulators, which may result in additional expenses that the third-party delivery businesses and aggregators may seek to pass through to participating restaurants. These digital ordering and payment platforms used in connection with our restaurants also could be damaged or interrupted by power loss, technological failures, user errors, cyber-attacks, other forms of sabotage, inclement weather or natural disasters and have experienced, and may continue to experience, interruptions limiting or delaying customers’ ability to order through such platforms and potentially making customers less inclined to return to such platforms. The rapid acceleration in growth of digital sales has placed additional stress on those platforms that are more reliant upon legacy technology, which may result in more frequent and potentially more severe interruptions. Moreover, our reliance on multiple digital commerce platforms to support our global footprint, multiple Concepts and highly franchised business model could increase our vulnerability to cyber-attacks and/or security breaches and could necessitate additional expenditures as we endeavor to consolidate and standardize such platforms.

Yum China, our largest franchisee, utilizes third-party mobile payment apps such as Alipay, WeChat Pay and Union Pay as a means through which to generate sales and process payments. Should customers become unable to access mobile payment apps in China, should the relationship between Yum China and one or more third-party mobile payment processors become interrupted, or should Yum China’s ability to use such third-party mobile payment apps in its operations be restricted, its business could be adversely affected, which could have a negative impact on the license fee paid to us.

Our inability or failure to recognize, respond to and effectively manage the increased impact of social media could adversely impact our business and/or growth prospects.

There has been a marked increase in the use of social media platforms and websites, including blogs, chat and messaging platforms, video-sharing platforms, and other forms of Internet-based communications which allow individuals access to a broad audience. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. Many social media platforms immediately publish content, often without context, or filters or checks on accuracy. As such companies may be unable to investigate or effectively respond to negative information or content disseminated in this manner, including fictitious media content (such as content produced by generative AI or bad actors). As such the dissemination of negative, inaccurate or malicious information about us through such channels has in the past and could in the future harm our reputation, business and/or growth prospects, regardless of the information’s accuracy.

In addition, social media is frequently used by our Concepts or Concepts’ franchisees to communicate with customers and the public. Failure by our Concepts or Concepts’ franchisees to use social media effectively or appropriately, particularly considering the global environment we operate in or as compared to our Concepts’ competitors, could lead to a decline in brand reputation, customer visits and revenue. Social media is also increasingly used to compel companies to express public positions on issues and topics not directly related to their core business, which could prove controversial or divisive to consumers and result in lost sales or a misallocation of resources. In addition, laws and regulations, including FTC enforcement, are rapidly evolving to govern social media platforms and communications. A failure of us, our employees, our Concepts’ franchisees or third parties acting at our direction or on our behalf, or others perceived to be associated with us or our Concepts’ franchisees, to abide by applicable laws and regulations regarding the use of social media, or to appropriately use social media, could adversely impact our Concepts’ brands, our reputation and our business, or subject us or our Concepts’ franchisees to penalties or litigation. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our Concepts’ brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.

Failure to protect our trademarks or other intellectual property could harm our Concepts’ brands and overall business and/or growth prospects.

We regard our registered trademarks (e.g., Yum! Brands®, KFC®, Taco Bell®, Pizza Hut® and Habit®), unregistered trademarks, copyrightable works, inventions, software, domain names, proprietary technologies (such as Byte by Yum!) and trade secrets related to our restaurant businesses as having significant value and being important to our marketing efforts. Our trademarks, many of which are registered in various jurisdictions, create brand awareness and help build goodwill among our customers.

We rely on a combination of legal protections, including trademark registrations, contractual terms, copyrights, patents and common law rights, such as unfair competition, passing off and trade secret laws to protect our intellectual property from potential infringement. However, from time to time, we become aware of other persons or companies using names and marks that are identical or confusingly similar to our brands’ names and marks, or using other proprietary intellectual property we own. Although our policy is to assess and, where appropriate, challenge infringements and other unauthorized uses of our intellectual property, certain known or unknown unauthorized uses or other misappropriation of our trademarks and other intellectual property may exist that could diminish the value of our Concepts’ brands and adversely affect our business and goodwill.

In addition, effective intellectual property protection may not be available in every country in which our Concepts have, or may in the future open or franchise, a restaurant and the laws of some countries do not protect intellectual property rights to the same extent as the laws of the U.S. There can be no assurance that the steps we have taken to protect our intellectual property or the legal protections that may be available will be adequate or that our Concepts’ franchisees will maintain the quality of the goods and services offered under our brands’ trademarks or always act in accordance with guidelines we set for maintaining our brands’ intellectual property rights, including proprietary technology. Further, defending or enforcing our trademarks and other intellectual property, including proprietary technologies and digital platforms, could result in significant expenditures.

We may also be targets of infringement claims that could interfere with the use of certain names, trademarks, works of authorship, and/or the proprietary technologies, inventions, recipes, or trade secrets used in our business. The technology landscape in which we operate is highly competitive, increasing risk of inadvertent infringement and costly dispute. Failure to adequately protect our intellectual property or defend against such claims could result in significant expenses or operational disruption, and as a result of such claims, we may be prohibited from using such intellectual property or proprietary information in the future or forced to pay damages, royalties, or other fees for using such proprietary information, any of which could negatively affect our business, growth prospects, reputation and financial results.

Risks Related to Our Supply Chain and Employment

Shortages or interruptions in the availability and delivery of food, equipment and other supplies may increase costs or reduce revenues.

The products sold or used by our Concepts and their franchisees are sourced from a wide variety of suppliers although certain products and equipment have limited suppliers, which increases our reliance on those suppliers. We, along with our Concepts’ franchisees, are also dependent upon third parties to make frequent deliveries of food products, equipment and supplies that meet our specifications at competitive prices. We have experienced from time to time, and may continue to experience, supply chain disruptions and shortages or interruptions in the supply or distribution of food items, equipment and other supplies to our Concepts’ restaurants, which have adversely affected and may continue to adversely affect our business. Future shortages or disruptions could also be caused by factors such as natural disasters, health epidemics and pandemics, social unrest, the impacts of climate change, inaccurate forecasting of customer demand, problems in production or distribution, restrictions on imports or exports including due to trade policy, the inability of suppliers to obtain credit, political instability in the countries in which the suppliers and distributors are located, the financial instability of suppliers and distributors, suppliers’ or distributors’ failure to meet our standards or requirements, transitioning to new suppliers or distributors, product quality issues or recalls, inflation, labor unrest or work stoppages, food safety warnings or advisories, the cancellation of supply or distribution agreements or an inability to renew such arrangements or to find replacements on commercially reasonable terms.

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

Much of our future success depends on the continued availability and service of senior management personnel. The loss or failure to engage in adequate succession planning of any of our executive officers or other key senior management personnel could harm our business and/or our growth prospects. In addition, changes in our leadership, including changes to the Company’s senior leadership team may present management transition challenges, and the effectiveness with which these changes are implemented could influence our financial results. Our restaurant operations are highly service-oriented, and our success depends in part on our and our Concepts’ franchisees’ ability to attract, retain and motivate a sufficient number of qualified employees, including franchisee management, restaurant managers and other crew members. Our Concepts and their franchisees have experienced and may continue to experience labor shortages and employee turnover at many restaurants and increased competition for qualified employees. These labor market conditions and the ongoing inflationary environment in markets where we operate have increased, and may continue to increase, the labor costs for our Concepts and their franchisees, including due to the payment of higher wages to attract or retain qualified employees and due to increased overtime costs to meet demand. Additionally, recent changes in immigration regulation and enforcement in the U.S. could decrease the pool of candidates with legal work authorizations, cause disruptions in the workforce for companies (such as restaurant companies) and increase the cost, time and requirements to hire new employees. Moreover, there may be a long-term trend toward higher wages in emerging markets as well as various other markets. In addition, increases in labor costs have been driven by, and may continue to be driven by regulatory requirements to raise minimum wages, including in connection with the increases in minimum wages that have recently been enacted in various jurisdictions. For example, California's Assembly Bill No. 1228 (“AB 1228”), which became effective during 2024, has various provisions impacting our Concepts, including an increase in the minimum wage to for workers at quick service restaurants in the state that are part of a national chain. AB 1228 has increased, and is expected to continue to increase the operating costs for our Concepts’ restaurants in California, and may otherwise adversely impact and disrupt our operations in California.

The inability to recruit and retain a sufficient number of qualified individuals at the store level, coupled with increased labor costs, may result in reduced operating hours, have a negative impact on service or customer experience, delay our planned use, development or deployment of technology, impact planned openings of new restaurants, or result in closures of existing restaurants by us and our Concepts’ franchisees, any of which could adversely affect our business. In addition, our Concepts and their franchisees have been, and will continue to be, subject to the risk of increasing union activity in the restaurant space. In the event of a strike, work slowdown or other labor unrest, the ability to adequately staff at the store level could be impaired, which could adversely impact our operations.

An increase in food prices and other operating costs may adversely impact our business and/or our growth prospects.

Our and our Concepts’ franchisees’ businesses depend on reliable sources of large quantities of raw materials such as proteins (including poultry, pork, beef and seafood), cheese, oil, flour and vegetables (including potatoes and lettuce). Raw materials purchased for use in our Concepts’ restaurants are subject to price volatility caused by fluctuations in aggregate supply and demand, or other external conditions, such as weather and climate conditions, energy costs or natural events or disasters that affect expected harvests of such raw materials, taxes and tariffs, industry demand, inflationary conditions, labor shortages, transportation issues, fuel costs, food safety concerns, product recalls, governmental regulation and other factors. We have recently experienced an increase in the price of various raw materials (including beef) and other operating costs and expect to continue to experience an increase in the price of certain raw materials and operating costs, which has adversely affected, and may continue to adversely affect our results of operations. Moreover, while recent increases in tariffs by the U.S. and retaliatory measures by global trading partners have not had a significant impact on our aggregate supply costs, such trade developments have increased, and may continue to increase, the cost of certain products that we and our franchisors source, and may otherwise disrupt our supply chain.

We and/or our Concepts’ franchisees have taken, and may continue to take, certain actions as a result of inflationary increases in food and other operating costs noted above, including by increasing food prices beyond typical pricing patterns at certain of our Concepts’ restaurants, attempting to negotiate favorable pricing terms with our suppliers and/or shifting to suppliers with more favorable pricing where feasible, and utilizing forward contracts and commodity futures and options contracts where possible to hedge commodity prices. However, because we and our Concepts’ franchisees provide competitively priced food, we have not always been able to pass through to our customers the full amount of cost increases experienced by us and our Concepts’ franchisees. If we and our Concepts’ franchisees are unable to manage the cost of raw materials or to increase the prices of products proportionately, our and our Concepts’ franchisees’ profit margins and return on invested capital may be adversely impacted. Moreover, many customers at our Concepts’ restaurants are sensitive to price increases, and to the extent that we raise menu prices to offset these costs, this could result in decreased consumer demand and adversely affect our business.

Risks Related to our Concepts’ Brands and Reputation

Our success depends substantially on our corporate reputation and on the value and perception of our brands.

Our success and growth strategy depends in large part upon our ability and our Concepts’ franchisees’ ability to maintain and enhance our corporate reputation and the value and perception of our brands. Brand value is based in part on consumer perceptions regarding a variety of subjective factors, including the nutritional content and preparation of our food, our ingredients, food safety, our business practices, how we source commodities, and our pricing. Consumer acceptance of our offerings is subject to change and some changes can occur rapidly. For example, nutritional, health and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that may affect perceptions of our Concepts’ brands generally or relative to alternatives. The retail food industry has also been subject to scrutiny and claims that the menus and practices of restaurant chains have led to customer health issues, such as weight gain and other adverse effects. Publicity about these matters may harm our Concepts’ reputations and adversely affect our business. Moreover, this scrutiny could lead to increased regulation of the content or marketing of our products, including legislation or regulation taxing and/or regulating food with high-fat, sugar and salt content, or foods otherwise deemed to be “unhealthy”, such as ultra-processed foods, which may increase costs of compliance and remediation to us and our Concepts’ franchisees. Additionally, if the demand for offerings at our Concepts’ restaurants and other fast-casual or quick service segments of the retail food industry decreases or shifts as a result of wellness trends or changing dietary preferences, including as a result of developments in or the increased adoption of weight loss medications, our business and/or financial results may be adversely impacted.

In addition, business or other incidents, whether isolated or recurring, and whether originating from us, our Concepts’ restaurants, franchisees, competitors, governments, third-party delivery providers, suppliers or distributors, can significantly reduce brand value and consumer perception, particularly if the incidents receive considerable publicity or result in litigation or investigations. For example, the reputation of our Concepts’ brands could be damaged by negative publicity, or claims or perceptions (whether real or perceived) regarding the quality, safety or reputation of our products, suppliers, distributors or franchisees; that we, founders of our Concepts, our Concepts’ franchisees or other business partners have acted or are acting in an unethical, illegal, racially-biased or socially irresponsible manner, are not fostering environment of opportunity and belonging or have an actual or perceived allegiance towards one community over another, including with respect to the service and treatment of customers at our Concepts’ restaurants, and our or our Concepts’ franchisees’ treatment of employees; Company action or brand imagery; misconduct by any of our or our Concepts’ franchisees’ employees; utilization of emerging technologies such as AI; or a real or perceived failure of corporate governance. Any such developments could adversely impact the perception of our Concepts’ brands or our products, reduce consumer demand for our products or otherwise adversely impact us.

We cannot guarantee that franchisees or other third parties with licenses to use our intellectual property will not take actions that may harm the value of our intellectual property. While franchisee use of our Concepts’ trademarks are governed through franchise agreements and we monitor use of our trademarks by both franchisees and third parties, franchisees or other third parties may use our trademarks in ways, or may refer to or make statements about our Concepts’ brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our Concepts’ brands or place our Concepts’ brands in a context that may tarnish their reputation. Moreover, unauthorized third parties, including our Concepts’ current and former franchisees, may use our intellectual property to trade on the goodwill of our Concepts’ brands, resulting in consumer confusion or brand dilution.

Our ability to reach consumers and drive results is heavily influenced by brand marketing and advertising and our ability to adapt to evolving consumer preferences, including developing and launching new and innovative products and offerings. Our marketing and advertising programs may not be as successful, or may not be successful as our competitors, which may adversely affect our reputation and business. In addition, any decisions we may make to collaborate or cease to collaborate with certain endorsers or marketing partners in light of actions taken or statements made by them could seriously harm our brand image with consumers, and, as a result, could have an adverse effect on our reputation and financial results.

We and our Concepts’ franchisees are subject to heightened and evolving expectations and requirements with respect to social and environmental sustainability matters, which expose us and our Concepts’ franchisees to numerous risks.

Many investors, members of the public, governmental authorities, and other organizations are focused on environmental, social and governance (“ESG”) matters, such as climate change, greenhouse gases, packaging and waste, human rights, diversity, sustainable supply chain practices, animal health and welfare, deforestation, land, energy and water use and other corporate responsibility matters. At the same time, other stakeholders and governmental authorities have increasingly expressed opposing views, legislation and investment expectations with respect to sustainability initiatives, including so-called anti-ESG legislation or policies. Further, we and our Concepts’ franchisees are and may become subject to new or changing rules and regulations promulgated by governmental and self-regulatory organizations with respect to ESG matters, including reporting requirements under the EU’s Corporate Sustainability Reporting Directive which will be applicable to us. These rules, regulations and stakeholder expectations which may be conflicting, have resulted in, and are likely to continue to result in, an increase in expenses and management focus associated with satisfying such regulations and expectations. Further, as a result of these expectations and requirements, as well as our commitment to ESG matters, we may continue to establish. expand or modify goals, commitments or targets, and take actions to meet such goals, commitments and targets. Further, these goals, commitments and targets reflect our current plans and aspirations, are challenging and subject to change at our discretion and may be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we or our Concepts’ franchisees may be criticized for the accuracy, adequacy or completeness of disclosures. Further, these goals may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and other risks and uncertainties, many of which are outside of our control. If our or our Concepts’ franchisees’ data, processes and reporting with respect to ESG matters are incomplete or inaccurate, or if we or our Concepts’ franchisees fail to achieve progress with respect to these goals on a timely basis, consumer and investor trust in our brands may suffer. In addition, some stakeholders and governmental authorities may object to the scope or nature of our ESG initiatives or goals, or any revisions to these initiatives or goals (or those of our Concepts’ franchisees), which could give rise to negative responses by governmental authorities (such as retaliatory legislative actions or regulatory investigations or proceedings) or consumers (such as boycotts, lawsuits or negative publicity campaigns) that could adversely affect us or our brand value.

We may be adversely affected by climate change.

We, and our Concepts’ franchisees’ properties and operations, could be adversely affected by the physical and/or transitional effects of climate change, which is predicted to result in ongoing changes in global weather patterns and more frequent and severe weather-related events such as droughts, wildfires, hurricanes and other natural disasters. Such adverse weather-related impacts may also adversely affect the general economy in countries where we operate, disrupt our operations, cause restaurant closures or delay the opening of new restaurants, adversely impact our supply chain and increase the costs of (and decrease the availability of) food and other supplies needed for our operations. In addition, various legislative and regulatory efforts to combat climate change may increase in the future, which could result in additional taxes, increased compliance costs, and otherwise disrupt and adversely impact us and our Concepts’ franchisees.

Risks Related to Government Regulation and Litigation

We may be subject to litigation that could adversely affect us by increasing our expenses, diverting management attention or subjecting us to significant monetary damages and other remedies.

We are regularly involved in legal proceedings, which include regulatory claims or disputes by claimants such as franchisees, suppliers, employees, customers, governments and others related to operational, commercial, foreign exchange, tax, franchise, contractual or employment issues. These claims or disputes may relate to personal injury, employment, antitrust, real estate, environmental, tort, intellectual property, false advertising, breach of contract, technology services, data privacy, securities, consumer protection, derivative and other litigation matters. Plaintiffs often seek recovery of large or indeterminate amounts, and lawsuits are subject to inherent uncertainties (some of which are beyond the Company’s control). We may also be adversely affected by unfavorable rulings or developments in cases we are not involved in. Moreover, regardless of whether any such lawsuits have merit, or whether we are ultimately held liable or settle, such litigation may be expensive to defend, may divert resources and management attention, and may negatively impact our financial results. With respect to insured claims, a judgment for damages in excess of any insurance coverage could adversely affect our financial condition and/or results of operations. Any adverse publicity resulting from these allegations may also adversely affect our Concepts’ reputations, which could adversely affect our financial results.

Changes in, or non-compliance with, legal requirements may adversely affect our business operations, growth prospects or financial condition.

The Company, and our Concepts and their franchisees, are subject to numerous laws and regulations around the world which change regularly and are increasingly complex, including: the Americans with Disabilities Act in the U.S. and similar laws; laws related to employment, including the U.S. Fair Labor Standards Act, the U.S. Family and Medical Leave Act, laws related to workplace health and safety, meal and rest breaks, exempt classification, non-discrimination, non-harassment, and whistleblower protections, and laws related to union organizing rights and activities; laws and regulations in government-mandated health care benefits such as the Patient Protection and Affordable Care Act in the U.S.; laws and regulations relating to nutritional content, nutritional labeling, product safety, product marketing and menu labeling; laws relating to state and local licensing; laws relating to the relationship between franchisors and franchisees; laws and regulations relating to health, sanitation, food, workplace safety, child labor, including laws regulating the use of certain “hazardous equipment”, building and zoning, and fire safety and prevention; laws relating to information and data security, privacy, cashless payments, consumer protection, and the use of AI and other emerging technologies; laws relating to our use of third party aggregators; laws relating to international trade and sanctions, tariffs, and currency conversion or exchange; anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act; environmental laws and regulations, including with respect to climate change and greenhouse gas emissions; federal and state immigration laws and regulations; and laws related to public company compliance, disclosure and governance matters.

We may also be adversely impacted by legal developments resulting in broader standards for determining when two or more entities may be found to be joint employers of the same employees under laws such as the National Labor Relations Act (the “NLRA”). In this regard, while the joint employer rule issued by the National Labor Relations Board (“NLRB”) under the prior administration, which would have provided for more expansive joint employer standards, is no longer in effect after having been vacated in federal court in 2024, in the event that the NLRB or other governmental authority were to implement a similar joint employer standard in the future that was determined to be applicable to franchise relationships, this could cause us or our Concepts to be held responsible for unfair labor practices and other violations and could require us to engage in collective bargaining with representatives of the employees of our Concepts’ franchisees. In addition to the foregoing, many jurisdictions (including California) have enacted or have considered legislation regarding, or otherwise increased their focus on, the misclassification of independent contractors, which could have an adverse impact on and disrupt the operations of our Concepts' restaurants in other ways, such as costs relating to delivery aggregators or certain staff augmentation models.

Any failure or alleged failure to comply with applicable legal requirements or related standards or guidelines, could adversely affect our reputation, global expansion efforts, growth prospects and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability. In addition, the compliance costs associated with complying with new or existing legal requirements could be substantial.

Tax matters, including changes in tax rates or laws, disagreements with taxing authorities, imposition of new taxes and our restructurings could impact our financial results and growth prospects.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in various jurisdictions. Our accruals for tax liabilities are based on past experience, interpretations of applicable law, and judgments about potential actions by tax authorities. Such tax positions require significant judgment which may be incorrect or challenged by tax authorities and may result in payments greater than the amounts accrued. If the Internal Revenue Service (“IRS”) or another taxing authority disagrees with our tax positions, we could face additional tax liabilities, including interest and penalties, which could be material. For example, as disclosed in Note 20, as a result of an audit by the IRS for fiscal years 2013 through 2015, the IRS has proposed an adjustment for the 2014 fiscal year relating to a series of reorganizations we undertook during that year in connection with the business realignment of our corporate and management reporting structure along brand lines. While we disagree with the position of the IRS and are contesting it vigorously, an unfavorable resolution of this matter could have a material, adverse impact on our Consolidated Financial Statements in future periods.

In addition, if jurisdictions in which we or our Concepts operate enact tax legislation, modify tax treaties and/or increase audit scrutiny, it could increase our taxes and have an adverse impact on our financial results and growth prospects. For example, the Organization for Economic Cooperation and Development (the “OECD”), the E.U. and other countries (including countries in which we operate) have enacted or committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives. In particular, the OECD’s Pillar Two initiative provides for a 15% global minimum tax applied on a country-by-

country basis. We anticipate an increase in the burdens related to the tax compliance and reporting costs as a result of these developments.

Risks Related to the Yum China Spin-Off

The Yum China spin-off and certain related transactions could result in substantial U.S. tax liability.

We received opinions of outside counsel substantially to the effect that, for U.S. federal income tax purposes, the Yum China spin-off completed during 2016 and certain related transactions qualified as generally tax-free under Sections 355 and 361 of the U.S. Internal Revenue Code. The opinions relied on various facts and assumptions, as well as certain representations as to factual matters and undertakings (including with respect to future conduct) made by Yum China and us. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we may not be able to rely on these opinions of outside counsel. Accordingly, notwithstanding receipt of the opinions of outside counsel, the conclusions reached in the tax opinions may be challenged by the IRS. Because the opinions are not binding on the IRS or the courts, there can be no assurance that the IRS or the courts will not prevail in any such challenge.

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

Risks Related to Consumer Discretionary Spending and Macroeconomic Conditions

Our business may be adversely impacted by changes in consumer discretionary spending and macroeconomic conditions, including inflationary pressures and interest rate conditions, in markets in which we operate.

As a company dependent upon consumer discretionary spending, we (and our Concepts’ franchisees) are sensitive to macroeconomic conditions and consumer discretionary spending levels in markets where we and our Concepts’ franchisees operate. Some of the factors that may impact discretionary consumer spending and macroeconomic conditions include unemployment and underemployment rates, fluctuations in disposable income, the price of gasoline, other inflationary pressures, higher taxes, the impact of shifts in U.S. trade policy and retaliatory measures by global trading partners reduced access to credit, interest rate conditions, stock market performance and changes in consumer confidence and cost consciousness. In this regard, we and our Concepts’ franchisees have been adversely impacted by, and may continue to be adversely impacted by, negative macroeconomic conditions in certain markets where we and our Concepts’ franchisees operate, including impacts from increased commodity prices and other inflationary pressures, elevated interest rates, challenging labor market conditions, ongoing geopolitical instability, changes in political conditions, supply chain disruption, and increases in real estate costs in certain domestic and international markets. Any significant deterioration in current macroeconomic conditions in markets where we operate could have an adverse effect on our business, growth prospects, financial conditions, or results of operations and could result in future asset impairment charges. Moreover, if negative macroeconomic conditions result in significant disruptions to capital and financial markets, or negatively impact our credit ratings, our cost of borrowing, our ability to access capital on favorable terms and our overall liquidity and capital structure could be adversely impacted.

Risks Related to Competition

The retail food industry is highly competitive.

Our Concepts’ restaurants compete with international, national and regional restaurant chains as well as locally-owned restaurants, and the industry in which we operate is highly competitive with respect to price and quality of food products, new product development, digital engagement, advertising levels and promotional initiatives, customer service reputation, restaurant location and attractiveness and maintenance of properties, management and hourly personnel and qualified franchisees. Moreover, if we are unable to successfully respond to changing consumer or dietary preferences, if our marketing efforts and/or launch of new products are unsuccessful, or if our Concepts’ restaurants are unable to compete successfully with other retail food outlets, our and our Concepts’ franchisees’ businesses and/or our growth prospects could be adversely affected. We also face ongoing competition due to convergence in grocery, convenience, deli and restaurant services, including the offering by the grocery industry of convenient meals, including pizzas and entrees with side dishes. Competition has also increased from and been enabled by third-party delivery aggregators in recent years, particularly in urbanized areas, and such competition is expected to continue to increase. Finally, not all of our competitors may seek to establish environmental or sustainability goals comparable to ours, which could result in lower supply chain or operating costs for our competitors.

Risks Related to Our Indebtedness

Our level of indebtedness makes us more sensitive to adverse economic conditions, may limit our ability to plan for or respond to significant changes in our business, and requires a significant amount of cash to service our debt payment obligations that we may be unable to generate or obtain.

As of December 31, 2025, our total outstanding short-term borrowings and long-term debt was approximately $12.0 billion. Subject to the limits contained in the agreements governing our outstanding indebtedness, we may incur additional debt from time to time, which would increase the risks related to our level of indebtedness. Our level of indebtedness could have important potential consequences, including, but not limited to: increasing our vulnerability to, and reducing our flexibility to plan for and respond to, adverse economic and industry conditions and changes in our business and the competitive environment; requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing or eliminating the availability of such cash flow to fund working capital, capital expenditures, acquisitions, dividends, share repurchases or other corporate purposes; increasing our vulnerability to a downgrade of our credit rating, which could adversely affect our cost of funds, liquidity and access to capital markets; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; placing us at a disadvantage compared to other less leveraged competitors or competitors with comparable debt at more favorable interest rates; increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest or we are forced to refinance indebtedness at higher interest rates, which risks are heightened by the current elevated interest rate environment; increasing our exposure to the risk of discontinuance, replacement or modification of certain reference rates; limiting our ability to repay, refinance or satisfy our existing debt obligations, as well as to borrow additional funds in the future and increasing the cost of any such borrowing; imposing restrictive covenants on our operations due to the terms of our indebtedness, which, if not complied with, could result in an event of default, which if not cured or waived, could result in the acceleration of the applicable debt or the acceleration of any other debt to which a cross-acceleration or cross-default provision applies; and increasing our exposure to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and our debt is primarily denominated in U.S. dollars.

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

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2025 fiscal year and that remain unresolved.

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

We also have processes to oversee and identify material cybersecurity risks associated with our use of third-party service providers and their information systems. As part of these processes, we conduct cybersecurity due diligence around significant third-party service providers who access our information technology systems before and/or during their engagement. We require third-party service providers to promptly notify us of any actual breach impacting our data or operations. Additionally, we seek to obtain System and Organization Controls (“SOC”) 2 reports on an annual basis from vendors that host our significant financial applications to aid in our assessment of information security risk associated with our relationship with the host vendor. If a host vendor is not able to provide a SOC 2 report, we take additional steps to assess information security risk associated with the relationship.

The vast majority (97%) of our restaurants are owned and operated by franchisees who themselves are at risk of cyber-attacks or security incidents. Whilst some of those franchisees do operate their restaurants utilizing the Company’s networks and systems, many use networks and systems which they manage themselves. There is limited direct connectivity between the networks that the Company manages and the networks which our franchisees manage. We have established minimum information security standards for our franchisees through our Franchise Agreement Policy Manuals and Brand Standards. Those minimum information security standards are reviewed and updated on a regular basis and franchisees are given time to adjust and comply with changes as they occur.

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

Several separate putative class actions have been filed in U.S. federal and state court by current and/or former employees alleging violations of privacy and other rights in connection with the ransomware incident. As a result, we have incurred and may continue to incur expenses relating to this litigation.

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

Item 2.	Properties.

As of year end 2025, the Company’s Concepts owned land, building or both for 514 restaurants worldwide in connection with the operation of our 1,617 Company-owned restaurants. These restaurants are further detailed as follows:

•The KFC Division owned land, building or both for 119 restaurants.
•The Taco Bell Division owned land, building or both for 393 restaurants.
•The Pizza Hut Division owned land, building or both for 2 restaurants.

The Company currently also owns land, building or both related to approximately 400 franchise restaurants that it leases to franchisees and leases land, building or both related to approximately 225 franchise restaurants that it subleases to franchisees, principally in the U.S., United Kingdom, Germany and Australia.

Company-owned restaurants in the U.S. with leases are generally leased for initial terms of 10 to 20 years and generally have renewal options. Company-owned restaurants outside the U.S. with leases have initial lease terms and renewal options that vary by country.

The KFC Division and Pizza Hut Division corporate headquarters and a KFC and Pizza Hut research facility in Plano, Texas are owned by Pizza Hut. A leased building in Irvine, California contains the Taco Bell Division and the Habit Burger & Grill Division corporate headquarters and a Taco Bell research facility. Leased buildings in Louisville, Kentucky contain the YUM corporate headquarters. Additional information about the Company’s properties is included in the Consolidated Financial Statements in Part II, Item 8.

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

Not applicable.

Executive Officers of the Registrant.

The executive officers of the Company as of February 20, 2026, and their ages and current positions as of that date are as follows:

Christopher Turner, 51, is Chief Executive Officer of YUM, a position he has held since October 2025. Prior to that, he served as YUM's Chief Financial Officer since August 2019 and YUM's Chief Franchise Officer since November 2024. Before joining YUM, he served as Senior Vice President and General Manager in PepsiCo’s retail and e-commerce businesses with Walmart in the U.S. and more than 25 countries and across PepsiCo’s brands from December 2017 to July 2019. Prior to leading PepsiCo’s Walmart business, he served in various positions including Senior Vice President of Transformation for PepsiCo’s Frito-Lay North America business from July 2017 to December 2017 and Senior Vice President of Strategy for Frito-Lay from February 2016 to June 2017. Prior to joining PepsiCo, he was a partner in the Dallas office of McKinsey & Company, a strategic management consulting firm.

Erika Burkhardt, 52, is Chief Legal Officer and Corporate Secretary of YUM. She has served in this position since November 2024. Prior to that, she served as Associate General Counsel of YUM from July 2020 to November 2024 where she oversaw the Company’s trademark and employment law teams. She has been with the Company since 2004, including as Pizza Hut U.S. Human Resources & Litigation Counsel and Vice President, Brand Protection.

Scott Mezvinsky, 50, is Chief Executive Officer of KFC Division, a position he has held since March 2025. Prior to his current role, he served as President of Taco Bell North America and International from December 2023 to February 2025, as President of Taco Bell North America from September 2023 to November 2023, as Managing Director of Taco Bell North America from February 2023 to September 2023 and as Global Chief Strategy & Financial Officer for Taco Bell from February 2021 to February 2023. Since joining the Company in 2004, Mr. Mezvinsky has served in various positions at KFC and YUM, including General Manager of KFC Iberia, as well as roles in the KFC Latin America and Caribbean market, including Chief Development Officer and Vice President, Development and Operations.

Aaron Powell, 54, is Chief Executive Officer of Pizza Hut Division, a position he has held since September 2021. Before joining YUM, Mr. Powell served in various positions at Kimberly-Clark from September 2007 to August 2021. Prior to joining Kimberly-Clark, he served in various positions at Bain & Company and Proctor & Gamble.

Ranjith Roy, 45, is Chief Financial Officer of YUM, a position he has held since October 2025. Prior to that, he was YUM's Chief Strategy Officer and Treasurer. Before joining YUM in May 2024, he served as Chief Financial Officer of the e-commerce marketplace Goldbelly from May 2021 to May 2024. Prior to this role he spent 15 years with Goldman Sachs.

David Russell, 56, is Senior Vice President, Finance and Corporate Controller of YUM. He has served as YUM’s Corporate Controller since February 2011 and as Senior Vice President, Finance since February 2017. Prior to serving as Corporate Controller, Mr. Russell served in various positions at the Vice President level in the YUM Finance Department, including Controller-Designate from November 2010 to February 2011 and Vice President, Assistant Controller from January 2008 to December 2010.

Tracy Skeans, 53, is Chief Operating Officer and Chief People & Culture Officer of YUM. She has served as Chief Operating Officer since January 2021 and Chief People & Culture Officer since January 2016. She also served as Chief Transformation Officer from November 2016 to December 2020. From January 2015 to December 2015, she was President of Pizza Hut International. Prior to this position, Ms. Skeans served as Chief People Officer of Pizza Hut Division from December 2013 to December 2014 and Chief People Officer of Pizza Hut U.S. from October 2011 to November 2013. From July 2009 to September 2011, she served as Director of Human Resources for Pizza Hut U.S and was on the Pizza Hut U.S. Finance team from September 2000 to June 2009.

Sean Tresvant, 55, is Chief Executive Officer of Taco Bell Division and Chief Consumer Officer of YUM, positions he has held since January 2024 and September 2025, respectively. Prior to this he was the Global Chief Brand and Strategy Officer of Taco Bell from February 2023 to December 2023. He joined the Taco Bell brand in January 2022 as Chief Brand Officer. Previously he spent 15 years at Nike, most recently as Chief Marketing Officer of the Jordan Brand.

Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividend Policy

The Company’s Common Stock trades under the symbol YUM and is listed on the New York Stock Exchange (“NYSE”).

As of February 17, 2026, there were 30,435 registered holders of record of the Company’s Common Stock.

In 2025, the Company declared and paid four cash dividends of $0.71 per share. In February 2026, the Company’s Board of Directors declared a dividend of $0.75 per share to be distributed March 6, 2026, to shareholders of record at the close of business on February 20, 2026. Future decisions to pay cash dividends continue to be at the discretion of the Company’s Board of Directors and will be dependent on our operating performance, financial condition, capital expenditure requirements and other factors that the Company’s Board of Directors consider relevant.

Issuer Purchases of Equity Securities

The following table provides information as of December 31, 2025, with respect to shares of Common Stock repurchased by the Company during the quarter then ended. In May 2024, our Board of Directors authorized share repurchases of up to $2.0 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of December 31, 2025, we have remaining capacity to repurchase up to $1.1 billion of Common Stock under this authorization.

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
10/1/25 - 10/31/25	—	$—	—	$1,238
11/1/25 - 11/30/25	528	$150.06	528	$1,159
12/1/25 - 12/31/25	671	$148.00	671	$1,059
Total	1,199	$148.91	1,199

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Discretionary Sector Index, a peer group that includes YUM, for the period from December 31, 2020 to December 31, 2025. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2020, and that all cash dividends were reinvested.

	12/30/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024	12/31/2025
YUM	$100	$130	$122	$127	$133	$153
S&P 500	$100	$129	$105	$133	$166	$196
S&P Consumer Discretionary	$100	$124	$78	$112	$145	$154

Source of total return data: Bloomberg

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Yum! Brands, Inc. and its subsidiaries (collectively referred to herein as the “Company”, “YUM”, “we”, “us” or “our”) franchise or operate a system of over 63,000 restaurants in 155 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and Habit Burger & Grill (collectively, the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-style food and pizza categories, respectively. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 63,000 restaurants, 97% are operated by franchisees.

As of December 31, 2025, YUM consists of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger & Grill Division which includes our worldwide operations of the Habit Burger & Grill concept

Through our Recipe for Good Growth we strive to grow iconic restaurant brands around the world that are loved by our customers, trusted everywhere we operate and connected through teamwork, technology and our global scale. These three ideas - being loved, trusted and connected - guide how we operate across our global system and engage with our customers, teams and communities:

Loved: We grow by delighting customers with craveable food and distinctive experiences.

Trusted: We operate responsibly with consistency and efficiency in our restaurants, across our system and in our communities. This includes a commitment to our priorities for social responsibility, risk management and sustainable stewardship of resources.

Connected: We use our teamwork, technology and global scale to serve every customer, everywhere, anytime.

As we enter into 2026, we intend to drive the next chapter of growth for YUM by Raising the B.A.R. through three clear priorities that reflect bold aspirations and a commitment to industry-leading performance:

•Battle for the future consumer by staying relentlessly focused on their needs and wants.
•Accelerate restaurant unit economics for our franchisees and maximize performance of every restaurant, serving as a catalyst for new unit development and keeping our franchise system healthy.
•Reach the full potential of Byte by Yum! by effectively operating, innovating and expanding our connected platform built by restaurant operators for restaurant operators to unlock its full potential for our franchise partners and our business.

Key to our success fueling brand performance and franchise success is our unrivaled culture and talent and leading with smart, heart and courage.

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

•Targets a consolidated net leverage ratio that balances shareholder returns, cost of capital and flexibility against various risk factors; and

•Maximizes shareholder return through a combination of paying a competitive dividend and returning excess cash flow through share repurchases.

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

•Diluted Earnings Per Share (“EP”) excluding Special Items (as defined below) and, in 2024, Diluted EPS excluding Special Items and the 53rd week;

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

Company restaurant profit is defined as Company sales less Company restaurant expenses, both of which appear on the face of our Consolidated Statements of Income. Company restaurant expenses include those expenses incurred directly by our Company-owned restaurants in generating Company sales, including cost of food and paper, cost of restaurant-level labor, rent, depreciation and amortization of restaurant-level assets and advertising expenses incurred by and on behalf of that Company restaurant. Company restaurant margin as a percentage of sales (“Company restaurant margin %”) is defined as Company restaurant profit divided by Company sales. We use Company restaurant profit for the purposes of internally evaluating the performance of our Company-owned restaurants and we believe Company restaurant profit provides useful information to investors as to the profitability of our Company-owned restaurants. In calculating Company restaurant profit, the Company excludes revenues and expenses directly associated with our franchise operations as well as non-restaurant-level costs included in General and administrative expenses, some of which may support Company-owned restaurant operations. The Company also excludes restaurant-level asset impairment and closures expenses, which have historically not been significant, from the determination of Company restaurant profit as such expenses are not believed to be indicative of ongoing operations. Further, while we generally include depreciation and amortization of restaurant-level assets within Divisional Company restaurant expenses used to derive Divisional Company restaurant profit, we record amortization of reacquired franchise rights arising from acquisition accounting within Corporate and unallocated Company restaurant expenses as such amortization is not believed to be indicative of ongoing Divisional results as well as to enhance comparability of acquired stores’ margins with those of existing restaurants. Company restaurant profit and Company restaurant margin % as presented may not be comparable to other similarly titled measures of other companies in the industry.

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago. For discussion of our results of operations for 2024 compared to 2023, refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025.

2025 financial highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+5	+3	+6	+10	+9
Taco Bell Division	+7	+7	+3	+8	+8
Pizza Hut Division	(3)	(1)	(1)	(9)	(9)
Worldwide	+4	+3	+3	+7	+5

Results Excluding 53rd Week (% Change)
	System Sales, ex FX	Core Operating Profit
KFC Division	+6	+10
Taco Bell Division	+8	+10
Pizza Hut Division	(2)	(8)
Worldwide	+5	+7

Additionally:

•Gross unit openings for the year were 4,567 units resulting in 1,939 net new units.
•Foreign currency translation favorably impacted Divisional Operating Profit in our KFC Division by $12 million for the year ended December 31, 2025.

	2025	2024	% Change
GAAP EPS	$5.55	$5.22	+6
Special Items EPS	$(0.50)	$(0.26)	NM
EPS Excluding Special Items	$6.05	$5.48	+10

•In 2024, the 53rd week favorably impacted EPS by approximately $0.09 per share.

Worldwide

GAAP Results

	Amount			% B/(W)
	2025	2024	2023	2025		2024
Company sales	$2,945	$2,552	$2,142	15		19
Franchise and property revenues	3,473	3,295	3,247	5		1
Franchise contributions for advertising and other services	1,796	1,702	1,687	6		1
Total revenues	8,214	7,549	7,076	9		7

Company restaurant expenses	$2,483	$2,120	$1,774	(17)		(20)
G&A expenses	1,262	1,181	1,193	(7)		1
Franchise and property expenses	140	134	123	(5)		(8)
Franchise advertising and other services expense	1,799	1,711	1,683	(5)		(2)
Refranchising (gain) loss	(48)	(34)	(29)	42		16
Other (income) expense	2	34	14	NM		NM
Total costs and expenses, net	5,639	5,146	4,758	(10)		(8)
Operating Profit	2,574	2,403	2,318	7		4

Investment (income) expense, net	(1)	21	(7)	NM		NM
Other pension (income) expense	(2)	(7)	(6)	(71)		17
Interest expense, net	501	489	513	(2)		5
Income before income taxes	2,077	1,900	1,818	9		5
Income tax provision	518	414	221	(25)		(88)
Net Income	$1,559	$1,486	$1,597	5		(7)

Diluted EPS(a)	$5.55	$5.22	$5.59	6		(7)
Effective tax rate	24.9%	21.8%	12.1%	(3.1)	ppts.	(9.7)	ppts.

(a)See Note 4 for the number of shares used in this calculation.

Performance Metrics

				% Increase (Decrease)
Unit Count	2025	2024	2023	2025	2024
Franchise	61,668	60,035	57,691	3	4
Company-owned	1,617	1,311	1,017	23	29
Total	63,285	61,346	58,708	3	4

	2025	2024	2023
Same-Store Sales Growth (Decline) %	3	(1)	6
System Sales Growth %, reported	4	3	8
System Sales Growth %, excluding FX	4	4	10
System Sales Growth %, excluding FX and 53rd week	5	3	N/A

Our system sales breakdown by Company and franchise sales was as follows:

	Year
	2025	2024	2023
Consolidated
Company sales(a)	$2,945	$2,552	$2,142
Franchise sales	65,350	62,914	61,647
System sales	68,295	65,466	63,789
Negative (Positive) Foreign Currency Impact(b)	(290)	638	N/A
System sales, excluding FX	68,005	66,104	63,789
Impact of 53rd week	N/A	(568)	N/A
System sales, excluding FX and the 53rd Week	$68,005	$65,536	$63,789

KFC Division
Company sales(a)	$1,057	$801	$484
Franchise sales	35,377	33,651	33,379
System sales	36,434	34,452	33,863
Negative (Positive) Foreign Currency Impact(b)	(249)	515	N/A
System sales, excluding FX	36,185	34,967	33,863
Impact of 53rd week	N/A	(171)	N/A
System sales, excluding FX and the 53rd Week	$36,185	$34,796	$33,863

Taco Bell Division
Company sales(a)	$1,281	$1,155	$1,069
Franchise sales	17,080	16,038	14,846
System sales	18,361	17,193	15,915
Negative (Positive) Foreign Currency Impact(b)	(12)	(1)	N/A
System sales, excluding FX	18,348	17,192	15,915
Impact of 53rd week	N/A	(279)	N/A
System sales, excluding FX and the 53rd Week	$18,348	$16,913	$15,915

Pizza Hut Division
Company sales(a)	$51	$8	$14
Franchise sales	12,743	13,100	13,301
System sales	12,794	13,108	13,315
Negative (Positive) Foreign Currency Impact(b)	(29)	124	N/A
System sales, excluding FX	12,765	13,232	13,315
Impact of 53rd week	N/A	(107)	N/A
System sales, excluding FX and the 53rd Week	$12,765	$13,125	$13,315

Habit Burger & Grill Division
Company sales(a)	$555	$588	$575
Franchise sales	151	125	121
System sales	706	713	696
Negative (Positive) Foreign Currency Impact(b)	—	—	N/A
System sales, excluding FX	706	713	696
Impact of 53rd Week	N/A	(11)	N/A
System sales, excluding FX and the 53rd Week	$706	$702	$696

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, are presented below.

	2025	2024	2023
Core Operating Profit Growth %	5	9	12
Core Operating Profit Growth %, excluding the 53rd week	7	8	N/A
Diluted EPS Growth %, excluding Special Items	10	6	14
Diluted EPS Growth %, excluding Special Items and the 53rd week	12	4	N/A
Effective Tax Rate excluding Special Items	22.7%	23.6%	20.6%
Effective Tax Rate excluding Special Items and the 53rd week	N/A	23.5%	N/A

	2025	2024	2023
Company restaurant profit	$461	$432	$368
Company restaurant margin %	15.7%	16.9%	17.2%

	Year
	2025	2024	2023
Reconciliation of GAAP Operating Profit to Core Operating Profit and Core Operating Profit, excluding the 53rd Week
Consolidated
GAAP Operating Profit	$2,574	$2,403	$2,318
Detail of Special Items:
(Gain) loss associated with market-wide refranchisings(a)	(1)	1	5
Charges associated with Pizza Hut Strategic Options Review(b)	41	—	—
Charges associated with Brand HQ Consolidation(c)	27	—	—
German acquisition and Turkey termination-related costs(d)	9	61	—
Charges associated with Resource Optimization(e)	38	79	21
Operating (profit) loss impact from decision to exit Russia(f)	—	—	11
Charges associated with TB U.S. restaurant acquisition(g)	7	—	—
Other Special Items (Income) Expense	—	—	2
Special Items Expense - Operating Profit	122	141	39
Negative (Positive) Foreign Currency Impact on Operating Profit	(12)	28	N/A
Core Operating Profit	2,684	2,572	2,357
Impact of 53rd Week Operating Profit	N/A	(36)	N/A
Core Operating Profit, excluding the 53rd Week	$2,684	$2,536	$2,357

Special Items as shown above were recorded to the financial statement line items identified below:
	Year
	2025	2024	2023
Consolidated Statement of Income Line Item
Franchise and property revenues	$7	$18	$—
General and administrative expenses	111	84	28
Franchise and property expenses	—	—	1
Refranchising (gain) loss	(1)	1	5
Other (income) expense	5	38	5
Special Items Expense - Operating Profit	$122	$141	$39

	Year
	2025	2024	2023
KFC Division
GAAP Operating Profit	$1,503	$1,363	$1,304
Negative (Positive) Foreign Currency Impact	(12)	22	N/A
Core Operating Profit	1,491	1,385	1,304
Impact of 53rd Week	N/A	(9)	N/A
Core Operating Profit, excluding the 53rd Week	$1,491	$1,376	$1,304

Taco Bell Division
GAAP Operating Profit	$1,129	$1,049	$944
Negative (Positive) Foreign Currency Impact	—	—	N/A
Core Operating Profit	1,129	1,049	944
Impact of 53rd Week	N/A	(21)	N/A
Core Operating Profit, excluding the 53rd Week	$1,129	$1,028	$944

Pizza Hut Division
GAAP Operating Profit	$340	$373	$391
Negative (Positive) Foreign Currency Impact	—	6	N/A
Core Operating Profit	340	379	391
Impact of 53rd Week	N/A	(5)	N/A
Core Operating Profit, excluding the 53rd Week	$340	$374	$391

Habit Burger & Grill Division
GAAP Operating Profit (Loss)	$(13)	$—	$(14)
Negative (Positive) Foreign Currency Impact	—	—	N/A
Core Operating Profit (Loss)	(13)	—	(14)
Impact of 53rd Week	N/A	(1)	N/A
Core Operating Profit (Loss), excluding the 53rd Week	$(13)	$(1)	$(14)

Reconciliation of GAAP Net Income to Net Income excluding Special Items and Net Income excluding Special Items and the 53rd week
GAAP Net Income	$1,559	$1,486	$1,597
Special Items (Income) Expense - Operating Profit	122	141	39
Special Items Tax (Benefit) Expense(h)	18	(66)	(161)
Net Income excluding Special Items	1,700	1,561	1,475
Impact of 53rd Week	N/A	(25)	—
Net Income excluding Special Items and the 53rd Week	$1,700	$1,536	$1,475

Reconciliation of Diluted EPS to Diluted EPS excluding Special Items and Diluted EPS excluding Special Items and the 53rd Week
Diluted EPS	$5.55	$5.22	$5.59
Less Special Items Diluted EPS	(0.50)	(0.26)	0.42
Diluted EPS excluding Special Items	6.05	5.48	5.17
Less Impact of 53rd Week	N/A	0.09	N/A
Diluted EPS excluding Special Items and the 53rd Week	$6.05	$5.39	$5.17

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items and Effective Tax Rate excluding Special Items and the 53rd Week
GAAP Effective Tax Rate	24.9%	21.8%	12.1%
Impact on Tax Rate as a result of Special Items	2.2%	(1.8)%	(8.5)%
Effective Tax Rate excluding Special Items	22.7%	23.6%	20.6%
Impact on Tax Rate as a result of the 53rd Week	N/A	0.1%	N/A
Effective Tax Rate excluding Special Items and the 53rd Week	22.7%	23.5%	20.6%

(a)Due to their size and volatility, we have reflected as Special Items those refranchising gains and losses that were recorded in connection with market-wide refranchisings. During the years ended December 31, 2025, 2024 and 2023, we recorded net a refranchising gain of $1 million and net refranchising losses of $1 million and $5 million, respectively, that have been reflected as Special Items.

Additionally, during the years ended December 31, 2025, 2024 and 2023, we recorded net refranchising gains of $47 million, $35 million and $34 million, respectively, that have not been reflected as Special Items. These net refranchising gains relate to refranchising of restaurants unrelated to market-wide refranchisings that we believe are indicative of our expected ongoing refranchising activity.

(b)In 2025, we began a review of strategic options for the Pizza Hut brand. During the year ended December 31, 2025, we incurred charges of approximately $36 million primarily in third-party advising costs associated with this strategic options review and wrote-off approximately $5 million of franchise incentive assets associated with rationalizing the Pizza Hut estate in preparation for a potential transaction. These charges were recorded to Corporate and unallocated General and administrative expenses and Unallocated franchise and property revenues, respectively. Given the significance of the costs expected to be incurred through the course of this strategic options review, we have reflected such amounts as Special Items.

(c)During the year ended December 31, 2025, we recorded charges of approximately $27 million associated with our decision to designate two brand headquarters in the U.S., located in Plano, Texas and Irvine, California, to foster greater collaboration among brands and employees. This involved relocating the KFC U.S. corporate office to the KFC Global headquarters and requiring the majority of our U.S.-based remote employees to relocate to an appropriate headquarter office. These charges included $21 million, primarily for severance for employees who chose not to relocate and consultant fees, recorded to Corporate and unallocated General and administrative expenses. Additionally, we donated our YUM corporate headquarters in Louisville, Kentucky subsequent to the relocation of the KFC U.S. corporate office resulting in a charge of $6 million to Unallocated Other (income) expense representing the net book value of that headquarters. Due to their scope and size, these charges have been reflected as Special Items.

(d)On January 8, 2025, we terminated our franchise agreements with franchisee IS Gida A.S. (IS Gida), the owner and operator of KFC and Pizza Hut restaurants in Turkey and a subsidiary of IS Holding A.S. (IS Holding), after failure by IS Gida to meet our standards. As a result, 283 KFC restaurants and 254 Pizza Hut restaurants in Turkey were closed during the first quarter of 2025. We also re-acquired the master franchise rights in Germany for KFC and Pizza Hut from the owner of IS Holding in December 2024. As a result, we recorded charges of $37 million to Unallocated Other (income) expense, $18 million to Unallocated Franchise and property revenues and $6 million to Corporate and unallocated General and administrative expenses consisting primarily of transaction costs associated with the German acquisition and termination-related costs associated with the Turkey business in year ended December 31, 2024. We recorded a credit of $1 million to Unallocated Other (income) expense and charges of $1 million to Unallocated Franchise and property revenues and $9 million to Corporate and unallocated General and administrative expenses during the year ended December 31, 2025, consisting primarily of transaction costs associated with re-acquiring the master franchise rights in Germany including severance. Due to their scope and size, these charges have been reflected as Special Items.

(e)We recorded charges of $38 million, $79 million and $21 million during the years ended December 31, 2025, 2024 and 2023, respectively, primarily to Corporate and unallocated General and administrative expenses related to a resource optimization program initiated in the third quarter of 2020. Over the past several years, this program has allowed us to reallocate significant resources to accelerate our digital, technology and innovation capabilities to deliver a modern, world-class team member and customer experience and improve unit economics. We expanded the program in 2024 to identify further opportunities to optimize the Company’s spending and identify additional, critical areas in which to potentially allocate resources, both with a goal to enable the acceleration of the Company’s growth rate. Costs incurred to date related to the program primarily include severance associated with positions that have been eliminated or relocated and consultant fees. Due to their scope and size, these charges have been reflected as Special Items.

(f)In the first quarter of 2022, as a result of the Russian invasion of Ukraine, we suspended all investment and restaurant development in Russia. We also suspended all operations of our 70 company-owned KFC restaurants in Russia and began finalizing an agreement to suspend all Pizza Hut operations in Russia, in partnership with our master franchisee. Further, we pledged to redirect any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts. During the second quarter of 2022, we completed the transfer of ownership of the Pizza Hut Russia business to a local operator. In April 2023, we completed our exit from the Russia market by selling the KFC business in Russia to Smart Service Ltd.

Our GAAP operating results presented herein reflect revenues from and expenses to support the Russian operations for KFC prior to the date of sale, within their historical financial statement line items and operating segments. However, given our decision to exit Russia and our pledge to direct any future net profits attributable to Russia subsequent to the date of invasion to humanitarian efforts, we reclassed such net operating profits or losses from the KFC segment results in which they were earned to Unallocated Other income (expense). Additionally, we incurred certain expenses related to the dispositions of the businesses and other one-time costs related to our exit from Russia which we recorded within Corporate and unallocated G&A and Unallocated Franchise and property expenses. Also recorded in Unallocated Other income (expense) were foreign exchange impacts attributable to fluctuations in the value of the Russian ruble and a charge of $3 million recorded during the year ended December 31, 2023, as a result of the completion of the sale of the KFC Russia business. The resulting net Operating Loss of $11 million for the year ended December 31, 2023 has been reflected as a Special Item.

(g)During the year ended December 31, 2025, we recorded charges of approximately $7 million to Corporate and unallocated General and administrative expenses related to an acquisition of 128 Taco Bell Southeast U.S. restaurants from a franchisee for approximately $670 million. Due to the significant amount of legal and professional fees necessary to complete this large acquisition, these fees have been reflected as Special Items.

(h)The below table includes the detail of Special Items Tax (Benefit) Expense:

	Year
	2025	2024	2023
Tax (Benefit) on Special Items Expense - Operating Profit	$(29)	$(28)	$(8)
Tax Expense - Foreign tax reserve	108	—	—
Tax Expense - U.S. OBBBA	76	—	—
Tax (Benefit) - Tax audit	(47)	—	—
Tax (Benefit) - Intra-entity transfers and valuations of intellectual property	(89)	(32)	(183)
Tax (Benefit) - Other Income tax impacts from decision to exit Russia	—	—	(7)
Tax (Benefit) - Other Income tax impacts recorded as Special	(2)	(6)	37
Special Items Tax (Benefit) Expense	$18	$(66)	$(161)

Tax (Benefit) on Special Items Expense - Operating Profit was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Tax Expense - Foreign tax reserve in the year ended December 31, 2025, is associated with a reserve, and the ongoing foreign exchange and inflationary adjustments, associated with a change in management's judgment around a Mexican subsidiary's ability to utilize losses to offset recapture gains triggered by a historical tax deconsolidation. This tax expense was reflected as a Special Item due to its size and the time elapsed since the years to which the reserve relates.

Tax Expense - U.S. OBBBA in the year ended December 31, 2025, reflects the tax expense recorded upon the July 4, 2025 enactment of H.R.1, commonly known as the One Big Beautiful Bill Act (“OBBBA”) in the United States. The tax expense was primarily associated with a change in management's judgment regarding our ability to utilize U.S. foreign tax credit related deferred tax assets that existed at the date of enactment and has been reflected as a Special Item due to the size of the non-recurring adjustment necessary upon enactment of the legislation.

Tax (Benefit) - Tax audit in the year ended December 31, 2025, reflects the benefit associated with the reversal of a reserve due to a favorable audit resolution. Such reserve was established in prior years and was originally recorded as a Special Item.

Tax (Benefit) - Intra-entity transfers and valuations of intellectual property includes:

•The tax benefit recorded in the year ended December 31, 2025, resulting from an internal reorganization to consolidate the Pizza Hut entities and assets into two isolated ownership structures by aligning the legal ownership, simplifying the organizational footprint and consolidating the Pizza Hut domestic and international business in connection with our strategic options review. As part of this reorganization, certain Pizza Hut intellectual property (“IP”) rights from subsidiaries in the U.S. were transferred to international subsidiaries resulting in a step-up in amortizable tax basis of those IP rights.

•The tax benefit recorded in the year ended December 31, 2024, resulting primarily from the tax liquidation of certain subsidiaries in Israel and Australia as well as the intra-entity transfer of software from those subsidiaries to subsidiaries in the U.S.

•The tax benefit recorded in the year ended December 31, 2023, resulting primarily from $99 million of deferred tax benefit arising from the remeasurement of deferred tax assets associated with previously transferred IP rights in Switzerland as a result of an increase in our jurisdictional tax rate, as well as a $29 million deferred tax benefit associated with credits granted by local Swiss tax authorities. The benefit recorded in the year ended December 31, 2023, also includes $30 million of deferred tax benefit associated with the intra-entity transfer of certain Asia region IP rights to Singapore or the U.S.

Other Income Tax impacts recorded as Special in the year ended December 31, 2023 included $41 million of expense associated with a correction in the timing of capital loss utilization related to refranchising gains previously recorded as Special Items to tax years with a lower statutory tax rate.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit

	2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,503	$1,129	$340	$(13)	$(384)	$2,574
Less:
Franchise and property revenues	1,807	1,060	602	12	(7)	3,473
Franchise contributions for advertising and other services	679	754	360	3	—	1,796
Add:
General and administrative expenses	372	215	219	54	402	1,262
Franchise and property expenses	66	29	41	4	—	140
Franchise advertising and other services expense	670	750	376	3	—	1,799
Refranchising (gain) loss	—	—	—	—	(48)	(48)
Other (income) expense	1	—	(14)	12	3	2
Company restaurant profit (loss)	$128	$310	$(1)	$46	(22)	$461
Company sales	$1,057	$1,281	$51	$555	—	$2,945
Company restaurant margin %	12.1%	24.2%	(1.4)%	8.3%	N/A	15.7%

	2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,363	$1,049	$373	$—	$(382)	$2,403
Less:
Franchise and property revenues	1,685	997	622	9	(18)	3,295
Franchise contributions for advertising and other services	613	708	378	3	—	1,702
Add:
General and administrative expenses	363	199	219	54	346	1,181
Franchise and property expenses	63	33	34	4	—	134
Franchise advertising and other services expense	610	708	390	3	—	1,711
Refranchising (gain) loss	—	—	—	—	(34)	(34)
Other (income) expense	(3)	(1)	(16)	10	44	34
Company restaurant profit (loss)	$98	$283	$—	$59	$(8)	$432
Company sales	$801	$1,155	$8	$588	$—	$2,552
Company restaurant margin %	12.2%	24.4%	(0.6)%	10.1%	N/A	16.9%

	2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,304	$944	$391	$(14)	$(307)	$2,318
Less:
Franchise and property revenues	1,698	918	622	9	—	3,247
Franchise contributions for advertising and other services	648	654	383	2	—	1,687
Add:
General and administrative expenses	383	204	221	59	326	1,193
Franchise and property expenses	72	32	15	3	1	123
Franchise advertising and other services expense	648	644	389	2	—	1,683
Refranchising (gain) loss	—	—	—	—	(29)	(29)
Other (income) expense	6	—	(11)	10	9	14
Company restaurant profit	$67	$252	$—	$49	$—	$368
Company sales	$484	$1,069	$14	$575	$—	$2,142
Company restaurant margin %	13.7%	23.7%	0.1%	8.5%	N/A	17.2%

Items Impacting Reported Results and/or Reasonably Likely to Impact Future Results

The following items impacted reported results in 2025 and/or 2024 and/or are reasonably likely to impact future results. See also the Detail of Special Items section of this MD&A for other items similarly impacting results.

Pizza Hut Strategic Options Review

In 2025, we began a review of strategic options for the Pizza Hut brand. The objective of the review is to create value for YUM, Pizza Hut and its franchise partners by determining the optimal approach to best capitalize on Pizza Hut's structural advantages — strong brand equity, experienced franchise partners and meaningful scale — in the highly fragmented pizza market. We currently intend to complete this strategic options review in 2026, and there can be no assurance this review will result in any specific outcome or transaction. We incurred certain costs during the year ended December 31, 2025 associated with this strategic review (see Detail of Special Items section of this MD&A) and expect to incur further costs of a currently indeterminate amount as this strategic options review progresses.

Impact of Tax Law Changes

On July 4, 2025, H.R.1, commonly known as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes a broad range of domestic and international tax reform provisions, including extending and modifying certain key provisions from the Tax Cuts and Jobs Act, as well as provisions allowing accelerated tax deductions for qualified depreciable property and research expenditures. The OBBBA has multiple effective dates, with certain provisions becoming effective in 2025 and others effective through 2027. We do not currently expect our ongoing effective tax rate to be significantly impacted by the legislation.

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

Investment in Devyani

During the quarter ended March 31, 2024, we sold our approximate 5% minority investment in Devyani International Limited (“Devyani”), a franchise entity that operates KFC and Pizza Hut restaurants in India, for pre-tax proceeds of $104 million. Changes in the fair value of our ownership interest in Devyani prior to the date of sale resulted in pre-tax investment losses of

$20 million in the year ended December 31, 2024 and pre-tax investment income of $8 million in the year ended December 31, 2023.

KFC Division

The KFC Division has 33,897 units, 90% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of the end of 2025.

				% B/(W)					% B/(W)
				2025					2024
	2025	2024	2023	Reported		Ex FX		Ex FX and 53rd Week in 2024	Reported		Ex FX		Ex FX and 53rd Week in 2024
System Sales	$36,434	$34,452	$33,863	6		5		6	2		3		3
Same-Store Sales Growth (Decline) %	3%	(2)%	7%	N/A		N/A		N/A	N/A		N/A		N/A

Company sales	$1,057	$801	$484	32		30		32	66		64		60
Franchise and property revenues	1,807	1,685	1,698	7		6		7	(1)		1		Even
Franchise contributions for advertising and other services	679	613	648	11		9		10	(5)		(6)		(6)
Total revenues	$3,542	$3,099	$2,830	14		13		14	10		10		9

Company restaurant profit	$128	$98	$67	31		28		32	48		47		43
Company restaurant margin %	12.1%	12.2%	13.7%	(0.1)	ppts.	(0.1)	ppts.	—	(1.5)	ppts.	(1.4)	ppts.	(1.5)	ppts.

G&A expenses	$372	$363	$383	(3)		(2)		(2)	5		5		6
Franchise and property expenses	66	63	72	(6)		(4)		(4)	13		12		12
Franchise advertising and other services expense	670	610	648	(10)		(8)		(9)	6		6		7
Operating Profit	$1,503	$1,363	$1,304	10		9		10	4		6		5

				% Increase (Decrease)
Unit Count	2025	2024	2023	2025	2024
Franchise	33,393	31,513	29,680	6	6
Company-owned	504	468	220	8	113
Total	33,897	31,981	29,900	6	7

Company sales and Company restaurant margin %

In 2025, the increase in Company sales, excluding the impacts of foreign currency translation and lapping the 53rd week in 2024, was driven by the KFC U.K. and Ireland restaurant acquisition (see Note 3) in the second quarter of 2024 and Company same-store sales growth of 5%.

In 2025, Company restaurant margin percentage, excluding the impacts of foreign currency translation and lapping the 53rd week in 2024, was flat as lower margin percentages of the units included in the KFC U.K. and Ireland restaurant acquisition were offset by Company same-store sales growth.

Franchise and property revenues

In 2025, the increase in Franchise and property revenues, excluding the impacts of foreign currency translation and lapping the 53rd week in 2024, was driven by unit growth and franchise same-store sales growth of 2%, partially offset by a 1% negative impact from the KFC U.K. and Ireland restaurant acquisition.

G&A

In 2025, the increase in G&A, excluding the impacts of foreign currency translation and lapping the 53rd week in 2024, was driven by higher expenses related to our annual incentive compensation programs, partially offset by lower headcount and salaries.

Operating Profit

In 2025, the increase in Operating Profit, excluding the impacts of foreign currency translation and lapping the 53rd week in 2024, was driven by same-store sales growth and unit growth.

Taco Bell Division

The Taco Bell Division has 9,030 units, 86% of which are in the U.S. The Company owned 8% of the Taco Bell units in the U.S. as of the end of 2025.

				% B/(W)						% B/(W)
				2025						2024
	2025	2024	2023	Reported		Ex FX		Ex FX and 53rd Week in 2024		Reported		Ex FX		Ex FX and 53rd Week in 2024
System Sales	$18,361	$17,193	$15,915	7		7		8		8		8		6
Same-Store Sales Growth %	7%	4%	5%	N/A		N/A		N/A		N/A		N/A		N/A

Company sales	$1,281	$1,155	$1,069	11		11		13		8		8		6
Franchise and property revenues	1,060	997	918	6		6		8		9		9		7
Franchise contributions for advertising and other services	754	708	654	7		7		8		8		8		7
Total revenues	$3,095	$2,860	$2,641	8		8		10		8		8		7

Company restaurant profit	$310	$283	$252	10		10		12		12		12		9
Company restaurant margin %	24.2%	24.4%	23.7%	(0.2)	ppts.	(0.2)	ppts.	(0.1)	ppts.	0.7	ppts.	0.7	ppts.	0.6	ppts.

G&A expenses	$215	$199	$204	(8)		(8)		(9)		3		3		4
Franchise and property expenses	29	33	32	12		12		12		(3)		(3)		(2)
Franchise advertising and other services expense	750	708	644	(6)		(6)		(8)		(10)		(10)		(8)
Operating Profit	$1,129	$1,049	$944	8		8		10		11		11		9

				% Increase (Decrease)
Unit Count	2025	2024	2023	2025	2024
Franchise	8,357	8,253	8,081	1	2
Company-owned	673	504	483	34	4
Total	9,030	8,757	8,564	3	2

Company sales and Company restaurant margin %

In 2025, the increase in Company sales, excluding the impacts of lapping the 53rd week, was driven by acquisitions, company same-store sales growth of 5%, and unit growth.

In 2025, the decrease in Company restaurant margin percentage, excluding the impacts of lapping the 53rd week, was driven by commodity inflation (primarily beef), higher labor and other restaurant operating costs, partially offset by higher margin percentages of the units included in the Southeast U.S. restaurant acquisition and same store sales growth.

Franchise and property revenues

In 2025, the increase in Franchise and property revenues, excluding the impacts of lapping the 53rd week, was driven by franchise same-store sales growth of 7% and unit growth.

G&A

In 2025, the increase in G&A, excluding the impacts of lapping the 53rd week, was driven by higher digital and technology expenses, higher expenses related to our annual incentive compensation programs and increased share-based compensation, partially offset by lower professional and legal fees.

Operating Profit

In 2025, the increase in Operating Profit, excluding the impacts of lapping the 53rd week, was driven by same-store sales growth, unit growth and acquisitions, partially offset by higher restaurant operating costs and higher G&A.

Pizza Hut Division

The Pizza Hut Division has 19,974 units, 68% of which are located outside the U.S. Over 99% of the Pizza Hut Division units were operated by franchisees as of the end of 2025. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands.

				% B/(W)						% B/(W)
				2025						2024
	2025	2024	2023	Reported		Ex FX		Ex FX and 53rd Week in 2024		Reported		Ex FX		Ex FX and 53rd Week in 2024
System Sales	$12,794	$13,108	$13,315	(2)		(3)		(2)		(2)		(1)		(1)
Same-Store Sales Growth (Decline) %	(1)%	(4)%	2%	N/A		N/A		N/A		N/A		N/A		N/A

Company sales	$51	$8	$14	584		573		599		(45)		(45)		(47)
Franchise and property revenues	602	622	622	(3)		(3)		(2)		Even		1		Even
Franchise contributions for advertising and other services	360	378	383	(5)		(5)		(4)		(1)		(1)		(3)
Total revenues	$1,013	$1,008	$1,019	Even		Even		1		(1)		(1)		(2)

Company restaurant profit (loss)	$(1)	$—	$—	NM		NM		NM		NM		NM		NM
Company restaurant margin %	(1.4)%	(0.6)%	0.1%	(0.8)	ppts.	(0.9)	ppts.	(0.8)	ppts.	(0.7)	ppts.	(0.7)	ppts.	(0.8)	ppts.

G&A expenses	$219	$219	$221	Even		1		Even		1		1		2
Franchise and property expenses	41	34	15	(18)		(19)		(21)		(122)		(121)		(118)
Franchise advertising and other services expense	376	390	389	4		4		2		Even		Even		1
Operating Profit	$340	$373	$391	(9)		(9)		(8)		(5)		(3)		(4)

				% Increase (Decrease)
Unit Count	2025	2024	2023	2025	2024
Franchise	19,835	20,202	19,859	(2)	2
Company-owned	139	23	7	504	NM
Total	19,974	20,225	19,866	(1)	2

Franchise and property revenues

In 2025, the decrease in Franchise and property revenues, excluding the impact of foreign currency translation and lapping the 53rd week in 2024, was driven by franchise same-store sales declines of (1%) and a unit decline.

G&A

In 2025, G&A, excluding the impact of foreign currency translation and lapping the 53rd week in 2024, was flat, as the impact of restaurant acquisitions and higher expenses related to our annual incentive compensation programs were offset by lower salaries and benefits.

Operating Profit

In 2025, the decrease in Operating Profit, excluding the impact of foreign currency translation and lapping the 53rd week in 2024, was driven by a same store sales decline, the impact of restaurant acquisitions, higher current year bad debt expense (including bad debt expense associated with franchise entities that have transitioned to new ownership) and a unit decline.

Habit Burger & Grill Division

The Habit Burger & Grill Division has 384 units, the vast majority of which are in the U.S. The Company owned 79% of the Habit Burger & Grill units in the U.S. as of the end of 2025.

				% B/(W)			% B/(W)
				2025			2024
	2025	2024	2023	Reported	Ex FX	Ex FX and 53rd Week in 2024	Reported	Ex FX	Ex FX and 53rd Week in 2024
System Sales	$706	$713	$696	(1)	(1)	1	2	2	1
Same-Store Sales Growth (Decline) %	(1)%	(4)%	(3)%	N/A	N/A	N/A	N/A	N/A	N/A

Total revenues	$570	$600	$586	(5)	(5)	(3)	2	2	1
Operating Profit (Loss)	$(13)	$—	$(14)	NM	NM	NM	99	99	90

				% Increase (Decrease)
Unit Count	2025	2024	2023	2025	2024
Franchise	83	67	71	24	(6)
Company-owned	301	316	307	(5)	3
Total	384	383	378	—	1

Corporate & Unallocated

				% B/(W)
(Expense)/Income	2025	2024	2023	2025		2024
Corporate and unallocated G&A expense	$(402)	$(346)	$(326)	(16)		(6)
Unallocated Company restaurant expenses	(22)	(8)	—	(176)		NM
Unallocated Franchise and property revenues	(7)	(18)	—	63		NM
Unallocated Franchise and property expenses	—	—	(1)	NM		NM
Unallocated Refranchising gain (loss) (See Note 19)	48	34	29	42		16
Unallocated Other income (expense)	(3)	(44)	(9)	NM		NM
Investment income (expense), net (See Note 5)	1	(21)	7	NM		NM
Other pension income (expense) (See Note 15)	2	7	6	(71)		17
Interest expense, net	(501)	(489)	(513)	(2)		5
Income tax provision (See Note 18)	(518)	(414)	(221)	(25)		(88)
Effective tax rate (See Note 18)	24.9%	21.8%	12.1%	(3.1)	ppts.	(9.7)	ppts.

Corporate and unallocated G&A expense

In 2025, the increase in Corporate and Unallocated G&A expense was driven by costs associated with the current year Pizza Hut Strategic Options Review, costs associated with our current year Brand Headquarters Consolidation, higher salaries and benefits, higher professional and legal fees and higher current year expenses related to our annual incentive compensation programs, partially offset by lower costs associated with our Resource Optimization Program.

Unallocated Company restaurant expenses

Unallocated Company restaurant expenses include amortization of reacquired franchise rights. In 2025, the increase was driven by the 2025 Taco Bell Southeast U.S. restaurant acquisition and a full year of amortization related to the 2024 KFC U.K. and Ireland restaurant acquisition.

Unallocated Franchise and property revenues

In 2025, the decrease in Unallocated Franchise and property revenue was driven by lapping charges associated with the termination of our franchise agreements with a franchisee in Turkey, partially offset by the current year write-off of franchise incentive assets associated with the Pizza Hut Strategic Options Review.

Unallocated Other income (expense)

In 2025, the decrease in Unallocated Other income (expense) was driven primarily by lapping charges associated with the German master franchise acquisition and termination-related costs associated with the Turkey business.

Consolidated Cash Flows

Net cash provided by operating activities was $2,010 million in 2025 versus $1,689 million in 2024. The increase was primarily driven by an increase in Operating Profit before Special Items, and lower current year incentive compensation and income tax payments.

Net cash used in investing activities was $1,003 million in 2025 versus $422 million in 2024. The change was primarily driven by higher current year spending on restaurant acquisitions, higher current year capital spending and lapping prior year proceeds arising from the sale of our approximate 5% minority investment in Devyani, partially offset by maturities of short-term investments in the current year compared to net purchases of short-term investments in the prior year.

Net cash used in financing activities was $924 million in 2025 versus $1,163 million in 2024. The change was primarily driven by higher net borrowings, partially offset by higher current year share repurchases.

Consolidated Financial Condition

Our Consolidated Balance Sheet was impacted by the Taco Bell U.S. restaurant acquisition (See Note 3).

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows were in excess of $2 billion in 2025 and we expect continued strong operating cash flows in 2026. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. Subject to market conditions, we expect to maintain our consolidated net leverage ratio at approximately 4.0x Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) over the medium term by issuing incremental debt as our business grows.

To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.5 billion Revolving Facility under our Credit Agreement (see Note 11) which had $300 million outstanding as of December 31, 2025. Borrowings under our Revolving Facility in 2025 had original maturities of three months or less. We believe that our ongoing cash from operations, cash on hand, which was approximately $700 million at December 31, 2025, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

Our material cash requirements include the following contractual and other obligations.

Debt Obligations and Interest Payments

As of December 31, 2025, approximately 96%, including the impact of interest rate swaps, of our $11.5 billion of total debt outstanding, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years, and as mentioned above, we expect to maintain our net leverage ratio at approximately 4.0x EBITDA over the medium term by issuing incremental debt as our business grows. We currently have credit ratings of BB+ (Standard & Poor’s)/Ba2 (Moody’s).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of December 31, 2025.

	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes		$884	$595	$590	$1,000	$737	$500			$4,306
Credit Agreement	$28	34	1,424	438						1,923
Revolving Facility				300						300
Subsidiary Senior Unsecured Notes		750								750
YUM Senior Unsecured Notes					800	1,050	2,100	$325	$275	4,550
Total	$28	$1,668	$2,019	$1,327	$1,800	$1,787	$2,600	$325	$275	$11,828

Interest payments on the outstanding long-term debt in the table above total approximately $2.5 billion, with approximately $500 million due within the next twelve months on the outstanding amounts on a nominal basis. The estimated interest payments related to the variable rate portion of our debt, net of our interest rate swaps, are based on current Secured Overnight Financing Rate (“SOFR”) interest rates.

See Note 11 for details on the Securitization Notes, the Credit Agreement, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

Operating and Finance Leases

Payments required under our operating and finance leases total $2.0 billion, of which $190 million is payable within the next 12 months. These amounts are on a nominal basis and include payments related to lease renewal options we are reasonably certain to exercise. These leases relate primarily to approximately 1,100 Company-owned restaurants and approximately 225 leased restaurants for which we sublease land, building or both to our franchisees. See Note 12.

Investing Activities

We remain committed to maintaining our asset light, franchisor model. Our allocation strategy for investing activities includes:

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

In 2026, we expect gross capital expenditures of approximately $400 million driven by technology initiatives and continued investments in Taco Bell, KFC and Habit Burger & Grill company restaurants, including regular maintenance of recently acquired restaurants. Additionally, we expect approximately $50 million of refranchising proceeds, resulting in net capital expenditures of approximately $350 million.

Purchase Obligations

Our purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have excluded agreements that are cancellable without penalty. Our purchase obligations relate primarily to marketing, information technology and supply agreements. We have purchase obligations of approximately $450 million at December 31, 2025, with approximately $300 million due within the next 12 months.

In addition to our contractual and other obligations, we seek to pay a competitive dividend and return excess cash to shareholders through share repurchases. As discussed in Note 20, we are also subject to claims and contingencies related to certain tax and legal matters that may require future cash outlays.

Dividends and Share Repurchases

In February 2026, our Board of Directors declared a quarterly dividend of $0.75 per share of Common Stock, a 6% increase from the quarterly dividend of $0.71 per share of Common Stock paid in 2025. This quarterly dividend will be distributed March 6, 2026, to shareholders of record at the close of business on February 20, 2026, and will total approximately $210 million.

In May 2024, our Board of Directors authorized share repurchases of up to $2.0 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. This authorization took effect on July 1, 2024 upon the exhaustion of a prior authorization approved in September 2022. As of December 31, 2025, we have remaining capacity to repurchase up to $1.1 billion of Common Stock under this authorization. This authorization does not obligate the Company to acquire any specific number of shares.

Contingencies

As discussed in Note 20, following an Internal Revenue Service (“IRS”) audit for the 2013 to 2015 fiscal years, we were unable to resolve underpayments of tax that the IRS proposed resulting from that audit using the IRS Appeals process, a pre-litigation, alternative dispute resolution tool. The IRS asserts an underpayment of tax of approximately $2.1 billion plus $418 million in penalties for fiscal year 2014. Both amounts are subject to interest, with interest of approximately $2.1 billion accruing through December 31, 2025. Those amounts relate primarily to a series of reorganizations that we undertook in 2014 in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position and are contesting that position vigorously. On June 4, 2025, we filed a petition in the United States Tax Court disputing the IRS's position as set forth in a Notice of Deficiency. The IRS filed its Answer on September 12, 2025. The litigation is ongoing.

Also, as discussed in Note 20, on January 29, 2020, we received an order from the Special Director of the Directorate of Enforcement (“DOE”) in India imposing a penalty on Yum! Restaurants India Private Limited (“YRIPL”) and certain former directors of approximately Indian Rupee 11 billion, or approximately $125, primarily relating to alleged violations of operating conditions imposed in 1993 and 1994. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal scheduled for February 18, 2026 has been rescheduled to May 21, 2026. A hearing scheduled for December 10, 2025, before the Delhi High Court has been continued to May 5, 2026, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter.

See the Lease Guarantees section of Note 20 for discussion of our off-balance sheet arrangements.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. The standard is effective for the Company's Annual Report on Form 10-K for fiscal 2027, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of the standard on our disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for software costs, including removing software development project stages and requiring companies to capitalize costs when both 1) management authorizes or commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The standard is effective for the Company in our first quarter of fiscal 2028, with early adoption permitted and can be applied on a prospective, retrospective or modified prospective basis. We are currently evaluating the impact of the standard on our consolidated financial statements.

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

We evaluate indefinite-lived intangible assets for impairment on an annual basis as of the beginning of our fourth quarter or more often if an event occurs or circumstances change that indicates impairment might exist. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is generally estimated by discounting the expected future after-tax cash flows associated with the intangible asset. Our most significant indefinite-lived intangible asset is our Habit Burger & Grill brand asset with a book value of $96 million at December 31, 2025. As of our fourth quarter 2025 annual impairment testing date, the fair values of all of our indefinite-lived intangible assets were in excess of their respective carrying values and no impairment was recorded.

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

The fair values of all our reporting units with goodwill balances were in excess of their respective carrying values as of our fourth quarter 2025 goodwill testing date, with all but the Habit Burger & Grill reporting unit having fair values that were substantially in excess of their respective carrying values. As it relates to our Habit Burger & Grill reporting unit, which includes a goodwill balance of $64 million, the assumptions that were most impactful to our reporting unit fair value estimate in the fourth quarter of 2025 were future same-store sales growth and company restaurant margin improvement. Such assumptions were consistent with our internal plans for the brand and considered reasonable given historical experiences for both the Habit Burger & Grill as well as our other Concepts. However, should future Habit Burger & Grill actual results continue to underperform relative to expectations as was the case in the year ended December 31, 2025, some or all of this goodwill may be impaired in future years.

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

During 2025, refranchising activity completed by the Company was limited and the write-off of goodwill associated with these transactions was approximately $3 million.

Pension Plans

Certain of our employees are covered under defined benefit pension plans. Our two most significant plans are in the U.S. and combined had a projected benefit obligation (“PBO”) of $774 million and a fair value of plan assets of $670 million at December 31, 2025.

The PBO reflects the actuarial present value of all benefits earned to date by employees and incorporates assumptions as to future compensation levels.  Due to the relatively long time frame over which benefits earned to date are expected to be paid, our PBOs are highly sensitive to changes in discount rates.  For these U.S. plans, we measured our PBOs using a discount rate of 5.70% at December 31, 2025. The primary basis for this discount rate determination is a model that consists of a hypothetical portfolio of ten or more corporate debt instruments rated Aa or higher by Moody’s or Standard & Poor’s (“S&P”) with cash flows that mirror our expected benefit payment cash flows under the plans. We exclude from the model those corporate debt instruments flagged by Moody’s or S&P for a potential downgrade (if the potential downgrade would result in a rating below Aa by both Moody’s and S&P) and bonds with yields that were two standard deviations or more above the mean. In considering possible bond portfolios, the model allows the bond cash flows for a particular year to exceed the expected benefit payment cash flows for that year. Such excesses are assumed to be reinvested at appropriate one-year forward rates and used to meet the benefit payment cash flows in a future year. The weighted-average yield of this hypothetical portfolio was used to arrive at an appropriate discount rate. We also ensure that changes in the discount rate as compared to the prior year are consistent with the overall change in prevailing market rates and make adjustments as necessary. A 50 basis-point increase in this discount rate would have decreased these U.S. plans’ PBOs by approximately $40 million at our measurement date. Conversely, a 50 basis-point decrease in this discount rate would have increased these U.S. plans’ PBOs by approximately $40 million at our measurement date.

The net periodic benefit cost we record is also impacted by the discount rate, as well as the long-term rates of return on plan assets and mortality assumptions we selected at our measurement date. As our two most significant plans in the U.S. are currently closed to new participants (see Note 15), the net periodic benefit cost expected in 2026 for those plans is not significant.

We have an unrecognized pre-tax actuarial net loss of $117 million included in Accumulated other comprehensive income for these U.S. plans at December 31, 2025. We will recognize approximately $2 million of this loss in 2026 consistent with the $2 million of loss recognized in 2025.

Income Taxes

At December 31, 2025, we had valuation allowances of $284 million to reduce our $1,713 million of deferred tax assets to amounts that are more likely than not to be realized. The net deferred tax assets primarily relate to temporary differences and tax credit carryforwards in profitable U.S. federal, state and foreign jurisdictions and net operating loss carryforwards in certain foreign jurisdictions, the majority of which do not expire. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions, carryforward periods, restrictions on usage and prudent and feasible tax planning strategies. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies and refranchising plans. Thus, recorded valuation allowances may be subject to material future changes.

As a matter of course, we are regularly audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our income tax provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At December 31, 2025, we had $115 million of unrecognized tax benefits, $103 million of which would impact the effective income tax rate if recognized. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

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

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the U.S. Our outstanding total debt, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, of $11.5 billion includes 83% fixed-rate debt and 17% variable-rate debt. We have attempted to minimize the interest rate risk from variable-rate debt through the use of interest rate swaps that, as of December 31, 2025, result in a fixed interest rate on $1.5 billion of our variable-rate debt. As a result, approximately 96% of this $11.5 billion of outstanding debt at December 31, 2025, is effectively fixed-rate debt. See Note 11 for details on our outstanding debt and Note 13 for details related to interest rate swaps.

At December 31, 2025, a hypothetical 100 basis-point increase in short-term interest rates would result, over the following twelve-month period after consideration of the aforementioned interest rate swaps through maturity, in an increase of approximately $4 million in Interest expense, net within our Consolidated Statement of Income. These estimated amounts are based upon the current level of variable-rate debt that has not been swapped, both through and after maturity of our existing interest rate swaps, to fixed and assume no changes in the volume or composition of that debt and exclude any impact from interest income related to cash and cash equivalents.

The fair value of our cumulative fixed-rate debt of $9.5 billion as of December 31, 2025, would decrease approximately $375 million as a result of the same hypothetical 100 basis-point increase. At December 31, 2025, a hypothetical 100 basis-point decrease in short-term interest rates would decrease the net liability associated with the fair value of our interest rate swaps by approximately $31 million. Fair value was determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the durations.

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

The Company’s foreign currency net asset exposure (defined as foreign currency assets less foreign currency liabilities) totaled approximately $1.0 billion as of December 31, 2025. Operating in international markets exposes the Company to movements in foreign currency exchange rates. The Company’s primary exposures result from our operations in Asia-Pacific, Europe and the Americas. For the fiscal year ended December 31, 2025, Operating Profit would have decreased approximately $150 million if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar. This estimated reduction assumes no changes in sales volumes, local currency sales or input prices.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Yum! Brands, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of unrecognized tax benefits

As discussed in Note 18 to the consolidated financial statements, the Company has recorded unrecognized tax benefits, excluding associated interest, of $115 million. Tax laws are complex and often subject to different interpretations by tax payers and the respective tax authorities.

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

•Evaluating the Company’s interpretation of tax laws and court rulings by developing an independent assessment; and

•Performing an independent assessment to identify tax positions that may not be sustained upon examination by the respective tax authority and comparing the results to the Company’s assessment.

/s/ KPMG LLP

We have served as the Company’s auditor since 1997.

Louisville, Kentucky
February 20, 2026

Consolidated Statements of Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2025, 2024 and 2023
(in millions, except per share data)
	2025	2024	2023
Revenues
Company sales	$2,945	$2,552	$2,142
Franchise and property revenues	3,473	3,295	3,247
Franchise contributions for advertising and other services	1,796	1,702	1,687
Total revenues	8,214	7,549	7,076
Costs and Expenses, Net
Company restaurant expenses	2,483	2,120	1,774
General and administrative expenses	1,262	1,181	1,193
Franchise and property expenses	140	134	123
Franchise advertising and other services expense	1,799	1,711	1,683
Refranchising (gain) loss	(48)	(34)	(29)
Other (income) expense	2	34	14
Total costs and expenses, net	5,639	5,146	4,758

Operating Profit	2,574	2,403	2,318
Investment (income) expense, net	(1)	21	(7)
Other pension (income) expense	(2)	(7)	(6)
Interest expense, net	501	489	513
Income before income taxes	2,077	1,900	1,818
Income tax provision	518	414	221
Net Income	$1,559	$1,486	$1,597

Basic Earnings Per Common Share	$5.59	$5.28	$5.68

Diluted Earnings Per Common Share	$5.55	$5.22	$5.59

Dividends Declared Per Common Share	$2.84	$2.68	$2.42

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2025, 2024 and 2023
(in millions)

	2025	2024	2023

Net Income	$1,559	$1,486	$1,597
Other comprehensive income (loss), net of tax:
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the year	77	(37)	18
Reclassifications of adjustments and (gains) losses into Net Income	—	—	71
	77	(37)	89
Tax (expense) benefit	—	—	—
	77	(37)	89

Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the year	9	(54)	(12)
Reclassification of (gains) losses into Net Income	5	2	1
	14	(52)	(11)
Tax (expense) benefit	(3)	13	1
	11	(39)	(10)

Changes in derivative instruments
Unrealized gains (losses) arising during the year	8	14	14
Reclassification of (gains) losses into Net Income	(17)	(33)	(30)
	(9)	(19)	(16)
Tax (expense) benefit	2	5	4
	(7)	(14)	(12)

Other comprehensive income (loss), net of tax	81	(90)	67
Comprehensive Income	$1,640	$1,396	$1,664

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2025, 2024 and 2023
(in millions)
	2025	2024	2023
Cash Flows – Operating Activities
Net Income	$1,559	$1,486	$1,597
Depreciation and amortization	206	175	153
Impairment and closure expense	22	12	13
Refranchising (gain) loss	(48)	(34)	(29)
Investment (income) expense, net	(1)	21	(7)
Deferred income taxes	107	(30)	(290)
Share-based compensation expense	70	69	95
Changes in accounts and notes receivable	(45)	(53)	(89)
Changes in prepaid expenses and other current assets	(18)	(12)	(15)
Changes in accounts payable and other current liabilities	94	8	(30)
Changes in income taxes payable	(48)	(29)	43
Other, net	112	76	162
Net Cash Provided by Operating Activities	2,010	1,689	1,603
Cash Flows – Investing Activities
Capital spending	(371)	(257)	(285)
Proceeds from sale of Devyani Investment	—	104	—
Proceeds from sale of KFC Russia	—	—	121
Acquisitions of franchise restaurants	(782)	(208)	—
Proceeds from refranchising of restaurants	78	49	60
Maturities (purchases) of Short term investments, net	91	(91)	—
Other, net	(19)	(19)	(3)
Net Cash Used in Investing Activities	(1,003)	(422)	(107)
Cash Flows – Financing Activities
Proceeds from long-term debt	1,493	237	—
Repayments of long-term debt	(966)	(479)	(397)
Revolving credit facilities, three months or less, net	(50)	345	(279)
Short-term borrowings, by original maturity
More than three months – proceeds	89	—	—
More than three months – payments	(86)	—	—
Three months or less, net	—	—	—
Repurchase shares of Common Stock	(552)	(441)	(50)
Dividends paid on Common Stock	(789)	(752)	(678)
Other, net	(63)	(73)	(25)
Net Cash Used in Financing Activities	(924)	(1,163)	(1,429)
Effect of Exchange Rate on Cash and Cash Equivalents	32	(21)	10
Net Increase in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	116	83	77
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – Beginning of Year	807	724	647
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents – End of Year	$923	$807	$724

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Yum! Brands, Inc. and Subsidiaries
December 31, 2025 and 2024
(in millions)
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$709	$616
Accounts and notes receivable, net	841	775
Prepaid expenses and other current assets	490	480
Total Current Assets	2,040	1,871

Property, plant and equipment, net	1,605	1,304
Goodwill	969	736
Intangible assets, net	909	416
Other assets	1,708	1,329
Deferred income taxes	965	1,071
Total Assets	$8,197	$6,727

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,433	$1,211
Income taxes payable	46	31
Short-term borrowings	38	27
Total Current Liabilities	1,516	1,269

Long-term debt	11,872	11,306
Other liabilities and deferred credits	2,133	1,800
Total Liabilities	15,521	14,375

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 277 shares and 279 shares issued in 2025 and 2024, respectively	—	—
Accumulated deficit	(7,014)	(7,256)
Accumulated other comprehensive loss	(311)	(392)
Total Shareholders’ Deficit	(7,325)	(7,648)
Total Liabilities and Shareholders’ Deficit	$8,197	$6,727

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Deficit
Yum! Brands, Inc. and Subsidiaries
Fiscal years ended December 31, 2025, 2024 and 2023
(in millions)
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	280	$—	$(8,507)	$(369)	$(8,876)

Net Income			1,597		1,597
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				18	18
Reclassification of translation adjustments into income				71	71
Pension and post-retirement benefit plans (net of tax impact of $1 million)				(10)	(10)
Net loss on derivative instruments (net of tax impact of $4 million)				(12)	(12)
Comprehensive Income					1,664
Dividends declared			(680)		(680)
Repurchase of shares of Common Stock	—	(24)	(26)		(50)
Employee share-based award exercises	1	(24)			(24)
Share-based compensation events		108			108
Balance at December 31, 2023	281	$60	$(7,616)	$(302)	$(7,858)

Net Income			1,486		1,486
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(37)	(37)
Pension and post-retirement benefit plans (net of tax impact of $13 million )				(39)	(39)
Net loss on derivative instruments (net of tax impact of $5 million)				(14)	(14)
Comprehensive Income					1,396
Dividends declared			(756)		(756)
Repurchase of shares of Common Stock(1)	(3)	(73)	(370)		(443)
Employee share-based award exercises	1	(70)			(70)
Share-based compensation events		83			83
Balance at December 31, 2024	279	$—	$(7,256)	$(392)	$(7,648)

Net Income			1,559		$1,559
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				77	77
Pension and post-retirement benefit plans (net of tax impact of $3 million )				11	11
Net loss on derivative instruments (net of tax impact of $2 million)				(7)	(7)
Comprehensive Income					1,640
Dividends declared			(791)		(791)
Repurchase of shares of Common Stock(1)	(4)	(31)	(523)		(554)
Employee share-based award exercises	1	(46)	(3)		(49)
Share-based compensation events		77			77
Balance at December 31, 2025	277	$—	$(7,014)	$(311)	$(7,325)

(1) Includes excise tax on share repurchases.
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share data)

Note 1 – Description of Business

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 63,000 restaurants in 155 countries and territories primarily under the concepts of KFC, Taco Bell, Pizza Hut and the Habit Burger & Grill (collectively, the “Concepts”). The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired and pizza categories. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. At December 31, 2025, 97% of our restaurants were owned and operated by franchisees.

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

As of December 31, 2025, YUM consisted of four operating segments:

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

Our most significant variable interests are in certain entities that operate restaurants under our Concepts’ franchise arrangements. We do not have a significant equity interest in any of our franchisee businesses. Additionally, we do not typically provide significant financial support such as loans or guarantees to our franchisees.  Thus, our most significant variable interests in franchisees result from real estate lease arrangements to which we are a party.  At the end of 2025, YUM has future lease payments due from certain franchisees, on a nominal basis, of approximately $525 million, and we are secondarily liable on certain other lease agreements that have been assigned to certain franchisees (see the Lease Guarantees section in Note 20). As our franchise arrangements provide our franchisee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might otherwise be considered a VIE.

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

Foreign Currency.  The functional currency of our foreign entities is the currency of the primary economic environment in which the entity operates. Functional currency determinations are made based upon a number of economic factors, including but not limited to cash flows and financing transactions. The operations, assets and liabilities of our entities outside the U.S. are initially measured using the functional currency of that entity. Income and expense accounts for our operations of these foreign entities are then translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities of these foreign entities are then translated into U.S. dollars at exchange rates in effect at each period-end balance sheet date. As of December 31, 2025, net cumulative translation adjustment losses of $161 million are recorded in Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheet.

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

Reclassifications. We have reclassified certain items in the Consolidated Financial Statements for prior periods to be comparable with the classification for the fiscal year ended December 31, 2025. These reclassifications had no effect on previously reported Net Income.

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

The costs we incur to provide support services to our franchisees for which we do not receive a reimbursement are charged to General and administrative expenses (“G&A”) as incurred. Expenses related to the provisioning of goods or services for which we receive reimbursement for all or substantially all of the expense amount from a franchisee are recorded in Franchise advertising and other services expense (the associated revenue is recorded within Franchise contributions for advertising and other services as described above). The majority of these reimbursed expenses relate to advertising and are incurred on behalf of franchisees by the advertising cooperatives we are required to consolidate. These expenses are accounted for as described in the Advertising Costs policy below. For such expenses that do not relate to advertising the expenses are recognized as incurred.

Advertising Costs. To the extent we participate in advertising cooperatives, we, like our participating franchisees, are required to make contributions. Our contributions are based on a percentage of sales of our participating Company restaurants. These contributions as well as direct marketing costs we may incur outside of a cooperative related to Company restaurants are recorded within Company restaurant expenses. Advertising expense included in Company restaurant expenses totaled $134 million, $112 million and $81 million in 2025, 2024 and 2023, respectively.

To the extent we consolidate advertising cooperatives, we incur advertising expense as a result of our obligation to spend franchisee contributions to those cooperatives (see above for our accounting for these contributions). Such advertising expense is recorded in Franchise advertising and other services expense and totaled $1,335 million, $1,277 million and $1,293 million in 2025, 2024 and 2023, respectively. At the end of each fiscal year additional advertising costs are accrued to the extent advertising revenues exceed the related advertising expense to date, as we are obligated to expend such amounts on advertising.

From time to time, we may make the decision to incur discretionary advertising expenditures on behalf of franchised restaurants. Such amounts are recorded within Franchise and property expenses and totaled $12 million, $12 million and $13 million in 2025, 2024 and 2023, respectively.

To the extent the advertising cooperatives we are required to consolidate are unable to collect amounts due from franchisees they incur bad debt expense. In 2025, 2024 and 2023, such amounts totaled $11 million, $15 million and $3 million, respectively. To the extent our consolidated advertising cooperatives have a provision or recovery for bad debt expense, the cooperative’s advertising spend obligation is adjusted such that there is no net impact within our Financial Statements.

Share-Based Employee Compensation.  We recognize ongoing share-based payments to employees, including grants of stock appreciation rights (“SARs”) and restricted stock units (“RSUs”), in the Consolidated Financial Statements as compensation cost over the service period based on their fair value on the date of grant.  This compensation cost is recognized over the service period on a straight-line basis, net of an assumed forfeiture rate, for awards that actually vest.  Forfeiture rates are estimated at grant date based on historical experience and compensation cost is adjusted in subsequent periods for differences in actual forfeitures from the previous estimates. We present this compensation cost consistent with the other compensation costs for the employee recipient in G&A, Franchise advertising and other services expense or Company restaurant expenses. See Note 16 for further discussion of our share-based compensation plans.

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

The majority of our guarantees are issued as a result of assigning our interest in obligations under operating leases as a condition to the refranchising of certain Company restaurants.  We recognize a liability for such lease guarantees upon refranchising and upon subsequent renewals of such leases when we remain secondarily liable.  The related expense and any subsequent changes are included in Refranchising (gain) loss.  Any expense and subsequent changes in the guarantee liability for other franchise support guarantees not associated with a refranchising transaction are included in Franchise and property expenses.

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

Cash and Cash Equivalents.  Cash equivalents represent funds we have temporarily invested (with original maturities not exceeding three months), including short-term, highly liquid debt securities. Cash and overdraft balances that meet the criteria for right of setoff, including balances related to our notional pooling arrangements, are presented net on our Consolidated Balance Sheets and Statements of Cash Flows.

Receivables. The Company’s receivables are primarily generated based on our franchisees' sales, including contributions due to advertising cooperatives we consolidate.  These receivables from franchisees are generally due within 30 days of the period in which the corresponding sales occur and are classified as Accounts and notes receivable, net on our Consolidated Balance Sheet and are presented net of expected credit losses. Expected credit losses for uncollectible franchisee receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions we consider include pre-defined aging criteria as well as specified events that indicate we may not collect the balance due, including foreign currency control restrictions that may exist. Reasonable and supportable forecasts used in determining the probability of future collection may also consider publicly available data regarding default probability.  While we use the best information available in making our determination, the ultimate recovery of recorded receivables is dependent upon future economic events and other conditions that may be beyond our control.  Receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.

We recorded $27 million, $28 million and $4 million of net bad debt expense in 2025, 2024 and 2023, respectively, within Franchise and property expenses related to continuing fees, upfront fees and rent receivables from our franchisees.

Accounts and notes receivable as well as the Allowance for doubtful accounts, including balances attributable to our consolidated advertising cooperatives, as of December 31, 2025 and 2024, respectively, are as follows:

	2025	2024
Accounts and notes receivable	$901	$849
Allowance for doubtful accounts	(60)	(74)
Accounts and notes receivable, net	$841	$775

Our financing receivables primarily consist of notes receivables and direct financing leases with franchisees which we enter into from time-to-time.  As these receivables primarily relate to our ongoing business agreements with franchisees, we consider such receivables to have similar risk characteristics and evaluate them as one collective portfolio segment and class for determining the allowance for doubtful accounts.  Balances of notes receivable and direct financing leases due within one year are included in Accounts and notes receivable, net while amounts due beyond one year are included in Other assets.  Amounts included in Other assets totaled $53 million (net of an allowance of less than $10 million) and $56 million (net of an allowance of less than $1 million) at December 31, 2025 and December 31, 2024, respectively.  Financing receivables that are ultimately deemed to be uncollectible, and for which collection efforts have been exhausted, are written off against the allowance for doubtful accounts.  Interest income recorded on financing receivables has historically been insignificant.

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

We evaluate goodwill for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairment might exist.  We have selected the beginning of our fourth quarter as the date on which to perform our ongoing annual impairment test for goodwill. We may elect to perform a qualitative assessment for our reporting units to determine whether it is more likely than not that the fair value of the reporting unit is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, then the reporting unit’s fair value is compared to its carrying value. An impairment charge to goodwill is recognized based on the excess of a reporting unit’s carrying amount over its fair value.

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

We evaluate our indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist. We perform our annual test for impairment of our indefinite-lived intangible assets at the beginning of our fourth quarter. We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying value, then the asset’s fair value is compared to its carrying value. An impairment charge is recognized based on the excess of an indefinite-lived intangible asset's carrying amount over its fair value.

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

Capitalized Software. We state capitalized software at cost less accumulated amortization within Intangible assets, net on our Consolidated Balance Sheets. Software development costs primarily include costs to develop software to be used to meet internal needs and costs to develop cloud-based solutions used to deliver our software services for use in our Company restaurants or by our franchisees. We capitalize development costs related to software developed for our internal needs and such cloud-based solutions once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. We calculate amortization on a straight line basis over the estimated useful life of the software which generally ranges from 3 to 5 years upon initial capitalization. Customer facing software is typically amortized over a useful life at the shorter end of this range, while back office and corporate systems may have a longer useful life.

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

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2025 and December 31, 2024, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Common Stock Share Repurchases.  From time-to-time, we repurchase shares of our Common Stock under share repurchase programs authorized by our Board of Directors.  Shares repurchased constitute authorized, but unissued shares under the North Carolina laws under which we are incorporated.  Additionally, our Common Stock has no par or stated value.  Accordingly, we record the full value of share repurchases, or other deductions to Common Stock such as shares cancelled upon employee share-based award exercises, upon the trade date against Common Stock on our Consolidated Balance Sheet except when to do so would result in a negative balance in such Common Stock account.  In such instances, on a period basis, we record the cost of any further share repurchases or other deductions to Common Stock as an addition to Accumulated deficit.  Due to the large number of share repurchases of our stock in certain years, our Common Stock balance can be zero at the end of any period.  Accordingly, $519 million, $368 million and $26 million in share repurchases in 2025, 2024 and 2023, respectively, were recorded as an addition to Accumulated deficit. Additionally, we recorded $4 million and $2 million of excise tax related to share repurchases in 2025 and 2024, respectively, as additions to Accumulated deficit. See Note 17 for additional information on our share repurchases.

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

Recent Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosure requirements related to the income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. We adopted this standard for the fiscal year ended December 31, 2025. See Note 18.

Note 3 - Restaurant Acquisitions

In 2025 and 2024, we completed restaurant acquisitions from franchisees as detailed below. In each transaction, the acquisition was accounted for as a business combination using the acquisition method of accounting. The allocation of the purchase price for each acquisition is based on management's analysis, which may include analysis performed by third party valuation specialists, as of the respective acquisition dates. In completing our purchase price allocations, we continue to obtain information to assist in determining the fair value of assets acquired and liabilities assumed and the classification of acquired leases during a one-year measurement period subsequent to the acquisition.

For all of these restaurant acquisitions, reacquired franchise rights are the primary intangible asset we recognize when acquiring restaurants from franchisees and were valued based on after-royalty cash flows expected to be earned by the acquired restaurants over the remaining term of their then-existing franchise agreements. The excess of the purchase price over the estimated fair value of the net, identifiable assets acquired was recorded as goodwill. The goodwill recognized represents expected benefits of the acquisition that do not qualify for recognition as intangible assets. This includes value arising from cash flows expected to be earned in years subsequent to the expiration of the terms of franchise agreements existing upon acquisition. The goodwill is expected to be partially deductible for income tax purposes and has been allocated to the respective reporting units.

The financial results of all acquired restaurants have been included in our Consolidated Financial Statements since the respective dates of the acquisitions, which individually and in the aggregate, did not significantly impact our results for the year ended December 31, 2025. Pro forma financial information for the periods prior to acquisition is not presented due to the immaterial impact of the restaurant acquisitions on our Consolidated Financial Statements for both the 2025 and 2024 reporting periods. The direct transaction costs associated with the acquisitions were expensed as incurred, including $7 million associated with the Taco Bell Southeast U.S. restaurant acquisition in 2025.

Taco Bell Southeast U.S. Restaurant Acquisition

During the fourth quarter of 2025, we completed the acquisition of 128 Taco Bell restaurants across the Southeast U.S. from a franchisee. The acquisition provides YUM with an opportunity to improve and accelerate Taco Bell profitability, expand strategic leadership within the Taco Bell system and unlock significant unit development in the region. The purchase price to be allocated for accounting purposes was $666 million, which consisted of cash in the amount of $667 million, offset by the settlement of a net liability of $1 million related to our preexisting contractual relationship with the franchisee.

The components of the preliminary purchase price allocation upon the acquisition dates were as follows:

Total Current Assets	$2
Property, plant and equipment, net (including finance lease right-of-use assets of $71 million)	118
Reacquired franchise rights (included in Intangible assets, net)	428
Operating lease right-of-use assets (included in Other assets)	218
Total Identifiable Assets	765
Total Current Liabilities	(9)
Operating lease liabilities (included in Other liabilities and deferred credits)	(213)
Finance lease liabilities (included in Short-term borrowings and Long-term debt)	(69)
Total Liabilities Assumed	(291)
Total identifiable net assets	475
Goodwill	191
Purchase price to be allocated	$666

Reacquired franchise rights have an estimated weighted average useful life of 15 years.

KFC United Kingdom (“U.K”) and Ireland Restaurant Acquisition

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

During the quarter ended June 30, 2025, we finalized our preliminary estimate of the fair value of net assets acquired and the purchase price to be allocated. The components of the final purchase price allocation, subsequent to the adjustments to the allocation in the quarter ended June 30, 2025, were as follows:

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

The cumulative adjustments to the preliminary estimate of identifiable net assets acquired and consideration transferred (as recorded in the June 30, 2024 quarter of acquisition) resulted in a corresponding $14 million increase in estimated goodwill due to the following changes to the preliminary purchase price allocation.

Increase (Decrease) in Goodwill
Increase in Property, plant and equipment, net	$(11)
Increase in Reacquired franchise rights	(1)
Increase in Operating lease right-of-use assets	(15)
Increase in Total Current Liabilities	12
Increase in Operating lease liabilities	13
Increase in Other liabilities	10
Increase in consideration	6
Total increase in Goodwill	$14

Reacquired franchise rights have an estimated weighted average useful life of 5 years.

Other 2025 Restaurant Acquisitions

In addition to the acquisitions discussed above, we acquired 153 restaurants from franchisees in the year ended December 31, 2025, including 19 KFC, 16 Taco Bell and 118 Pizza Hut restaurants (the "Other restaurant acquisitions"). Total cash consideration paid in connection with these acquisitions was $116 million, net of cash acquired.

The primary assets recorded as a result of the preliminary purchase price allocations were operating lease right-of-use assets (and corresponding lease liabilities) of $54 million, reacquired franchise rights of $87 million and goodwill of $28 million.

Reacquired franchise rights have estimated weighted average useful lives of 5 years for the KFCs, 17 years for the Taco Bells and 10 years for the Pizza Huts.

Note 4 – Earnings Per Common Share (“EPS”)

	2025	2024	2023
Net Income	$1,559	$1,486	$1,597
Weighted-average common shares outstanding (for basic calculation)	279	282	281
Effect of dilutive share-based employee compensation	2	3	4
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	281	285	285

Basic EPS	$5.59	$5.28	$5.68

Diluted EPS	$5.55	$5.22	$5.59
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.3	1.7	1.7
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

Pizza Hut Strategic Options Review

In 2025, we began a review of strategic options for the Pizza Hut brand. The objective of the review is to create value for YUM, Pizza Hut and its franchise partners by determining the optimal approach to best capitalize on Pizza Hut's structural advantages — strong brand equity, experienced franchise partners and meaningful scale — in the highly fragmented pizza market. We currently intend to complete this strategic options review in 2026, and there can be no assurance this review will result in any specific outcome or transaction. During the year ended December 31, 2025, we incurred charges of approximately $36 million, primarily in third-party advising costs associated with this strategic options review and wrote-off approximately $5 million of franchise incentive assets associated with rationalizing the Pizza Hut estate in preparation for a potential transaction. These charges were recorded to Corporate and unallocated General and administrative expenses and Unallocated franchise and property revenues, respectively.

Brand HQ Consolidation

During the year ended December 31, 2025, we recorded charges of approximately $27 million associated with our decision to designate two brand headquarters in the U.S., located in Plano, Texas and Irvine, California, to foster greater collaboration among brands and employees. This involved relocating the KFC U.S. corporate office to the KFC Global headquarters and requiring the majority of our U.S.-based remote employees to relocate to an appropriate headquarter office. These charges were comprised of $21 million recorded to Corporate and unallocated General and administrative expenses, primarily for severance for employees who chose not to relocate and consultant fees, and $6 million recorded to Unallocated Other (income) expense representing the write-off of the net book value of our YUM corporate headquarters in Louisville, Kentucky as a result of the donation of that headquarters subsequent to the relocation of the KFC U.S. corporate office relocation.

German Acquisition and Turkey Termination

On January 8, 2025, we terminated our franchise agreements with franchisee IS Gida A.S. (IS Gida), the owner and operator of KFC and Pizza Hut restaurants in Turkey and a subsidiary of IS Holding A.S. (IS Holding), after failure by IS Gida to meet our standards. As a result, 283 KFC restaurants and 254 Pizza Hut restaurants in Turkey were closed in the first quarter of 2025. The loss of royalties from the store closures did not have a material impact to KFC and Pizza Hut Divisional Operating Profit. We also re-acquired the master franchise rights in Germany for KFC and Pizza Hut from the owner of IS Holding in December 2024. As a result, we recorded charges of $37 million to Unallocated Other (income) expense, $18 million to Unallocated Franchise and property revenues and $6 million to Corporate and unallocated General and administrative expenses consisting primarily of transaction costs associated with the German acquisition and termination-related costs associated with the Turkey business in the year ended December 31, 2024. The amount of consideration paid related to the German acquisition was not significant.

We recorded a credit of $1 million and charges of $1 million and $9 million to Unallocated Other (income) expense, Unallocated Franchise and property revenues and Corporate and unallocated General and administrative expenses, respectively, during the year ended December 31, 2025, consisting primarily of transaction costs associated with re-acquiring the master franchise rights in Germany including severance.

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

As a result of this program, we recorded charges of $38 million, $79 million and $21 million in the years ended December 31, 2025, 2024 and 2023, respectively. These charges were primarily recorded to Corporate and unallocated General and administrative expenses.

Investment in Devyani

During the quarter ended March 31, 2024, we sold our approximate 5% minority investment in Devyani International Limited ("Devyani"), a franchise entity that operates KFC and Pizza Hut restaurants in India, for pre-tax proceeds of $104 million. Changes in the fair value of our ownership interest in Devyani prior to the date of sale resulted in pre-tax investment losses of $20 million in the year ended December 31, 2024 and pre-tax investment income of $8 million in the year ended December 31, 2023 (see Note 14).

Income Tax Matters

Our effective tax rates in the years ended 2025, 2024 and 2023 have been significantly impacted by upfront recognition of and subsequent adjustments to amounts associated with recently completed intra-entity transfers of intellectual property ("IP") rights.

As a result, our effective tax rates have fluctuated significantly and were 24.9%, 21.8% and 12.1% for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 18.

Note 6 – Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$106	$1,272	$33	$555	$1,966
Franchise revenues	189	960	263	8	1,421
Property revenues	13	36	4	3	56
Franchise contributions for advertising and other services	47	740	292	3	1,082

China
Franchise revenues	274	—	69	—	343

Other
Company sales	951	8	19	—	978
Franchise revenues	1,285	63	265	—	1,613
Property revenues	45	—	1	—	47
Franchise contributions for advertising and other services	632	14	68	—	714
	$3,542	$3,095	$1,013	$570	$8,220	(a)

(a)    Does not include charges of $7 million to Unallocated franchise and property revenues primarily associated with our Pizza Hut Strategic Options Review during the year ended December 31, 2025. See Note 5.

	2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$75	$1,154	$8	$588	$1,825
Franchise revenues	194	899	289	7	1,389
Property revenues	14	39	4	2	59
Franchise contributions for advertising and other services	45	697	315	3	1,060

China
Franchise revenues	259	1	67	—	327

Other
Company sales	726	1	—	—	727
Franchise revenues	1,172	58	261	—	1,491
Property revenues	46	—	1	—	47
Franchise contributions for advertising and other services	568	11	63	—	642
	$3,099	$2,860	$1,008	$600	$7,567	(b)

(b)    Does not include charges of $18 million to Unallocated franchise and property revenues associated with the Turkey termination during the year ended December 31, 2024. See Note 5.

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

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits on our Consolidated Balance Sheet. A summary of significant changes to the contract liability balance during 2025 and 2024 is presented below.

Deferred Franchise Fees
Balance at December 31, 2023	$444
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(82)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	85
Other(a)	(9)
Balance at December 31, 2024	$438
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(86)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	85
Other(b)	6
Balance at December 31, 2025	$443

(a)    Primarily includes the settlement of a preexisting contractual relationship related to the KFC U.K. and Ireland restaurant acquisition (see Note 3) and the impact of foreign currency translation.

(b)    Primarily includes the impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$76
1 - 2 years	68
2 - 3 years	60
3 - 4 years	52
4 - 5 years	45
Thereafter	142
Total	$443

We have applied the optional exemption, as provided for under Topic 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

Note 7 – Supplemental Cash Flow Data

	2025	2024	2023
Cash Paid For:
Interest	$516	$510	$526
Income taxes(a)	405	494	432
Reconciliation of Cash and cash equivalents to Consolidated Statements of Cash Flows:
Cash and cash equivalents as presented in Consolidated Balance Sheets	$709	$616	$512
Restricted cash included in Prepaid expenses and other current assets(b)	192	155	177
Restricted cash and restricted cash equivalents included in Other assets(c)	23	36	35
Cash, Cash Equivalents and Restricted Cash as presented in Consolidated Statements of Cash Flows	$923	$807	$724

(a)Cash paid for income taxes include withholding taxes paid on behalf of YUM by franchisees of $139 million, $138 million and $129 million during the years ended December 31, 2025, 2024 and 2023, respectively.

(b)Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments (see Note 11).

(c)Primarily trust accounts related to our self-insurance program.

Note 8 – Other (Income) Expense

	2025	2024	2023
Foreign exchange net (gain) loss	$(5)	$6	$5
Impairment and closure expense	16	13	12
Other(a)	(9)	15	(3)
Other (income) expense	$2	$34	$14

(a)The year ended December 31, 2024, includes a charge of $37 million related to the German acquisition and Turkey termination (see Note 5).

Note 9 – Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets	2025	2024
Income tax receivable	$114	$55
Restricted cash	192	155
Short term investments	—	91
Assets held for sale(a)	1	21
Prepaid expenses	119	100
Other current assets	64	58
Prepaid expenses and other current assets	$490	$480

Property, Plant and Equipment	2025	2024
Land	$381	$383
Buildings and improvements	1,622	1,512
Finance leases, primarily buildings	163	79
Machinery, equipment and other	924	714
Property, plant and equipment, gross	3,091	2,688
Accumulated depreciation and amortization	(1,485)	(1,384)
Property, plant and equipment, net	$1,605	$1,304

Depreciation and amortization expense related to PP&E was $158 million, $143 million and $126 million in 2025, 2024 and 2023, respectively.

Other Assets	2025	2024
Operating lease right-of-use assets	$1,213	$881
Franchise incentives	209	144
Other	286	304
Other assets	$1,708	$1,329

Accounts Payable and Other Current Liabilities	2025	2024
Accounts payable	$292	$249
Accrued compensation and benefits	285	242
Accrued advertising	133	126
Operating lease liabilities	105	91
Accrued interest	86	84
Gift card liability	81	74
Liabilities held for sale(a)	—	12
Other current liabilities	450	333
Accounts payable and other current liabilities	$1,433	$1,211

(a)    Assets and liabilities held for sale reflect the carrying value of restaurants we have offered for sale to franchisees and excess properties that we do not intend to use for restaurant operations in the future.

Note 10 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	KFC	Taco Bell	Pizza Hut	Habit Burger & Grill	Worldwide
Goodwill, net as of December 31, 2023(a)	$226	$98	$252	$66	$642
Acquisitions(b)	98	—	—	—	98
Disposals and other, net(c)	(3)	—	(1)	—	(4)
Goodwill, net as of December 31, 2024(a)	$321	$98	$251	$66	$736
Acquisitions(d)	16	202	1	—	220
Disposals and other, net(c)	12	—	3	(2)	14
Goodwill, net as of December 31, 2025(a)	$349	$300	$256	$64	$969

(a)Goodwill, net includes $144 million of accumulated impairment losses related to our Habit Burger & Grill segment and $17 million of accumulated impairment losses related to our Pizza Hut segment for each year presented.

(b)Primarily relates to the acquisition from a franchisee of KFC restaurants in the U.K. and Ireland. See Note 3.

(c)Disposals and other, net includes the impact of foreign currency translation on existing balances and goodwill write-offs associated with refranchising.

(d)Primarily relates to the acquisition from a franchisee of Taco Bell restaurants in the Southeast U.S. See Note 3.

Intangible assets, net for the years ended 2025 and 2024 are as follows:

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Capitalized software costs	$536	$(324)	$479	$(266)
Reacquired franchise rights	577	(33)	59	(10)
Franchise contract rights	26	(24)	26	(24)
Other	20	(17)	20	(16)
	$1,159	$(398)	$584	$(316)

Indefinite-lived intangible assets
KFC trademark	$31		$31
Habit Burger & Grill brand asset	96		96
Other	21		21
	$148		$148

Amortization expense for all finite-lived intangible assets was $98 million in 2025, $82 million in 2024 and $74 million in 2023.  Amortization expense for finite-lived intangible assets, based on existing intangible assets as of December 31, 2025, is expected to approximate in $127 million in 2026, $111 million in 2027, $85 million in 2028, $66 million in 2029 and $54 million in 2030.

Note 11 – Short-term Borrowings and Long-term Debt

	2025	2024
Short-term Borrowings
Current maturities of long-term debt	$39	$29
Other	2	—
	41	29
Less current portion of debt issuance costs and discounts	(3)	(2)
Short-term borrowings	$38	$27

Long-term Debt
Securitization Notes	$4,306	$3,743
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	300	350
Term Loan A Facility	494	500
Term Loan B Facility	1,429	1,444
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations (See Note 12)	148	67
	$11,976	$11,404
Less long-term portion of debt issuance costs and discounts	(66)	(69)
Less current maturities of long-term debt	(39)	(29)
Long-term debt	$11,872	$11,306

Securitization Notes

Taco Bell Funding, LLC (the “Issuer”), a special purpose limited liability company and a direct, wholly-owned subsidiary of Taco Bell Corp. (“TBC”) through a series of securitization transactions has issued fixed rate senior secured notes collectively referred to as the “Securitization Notes”. The following table summarizes Securitization Notes outstanding at December 31, 2025:

			Interest Rate
Issuance Date	Anticipated Repayment Date(a)	Outstanding Principal (in millions)	Stated	Effective(b)
November 2018	November 2028	$595	4.940%	5.06%
August 2021	February 2027	$884	1.946%	2.11%
August 2021	February 2029	$590	2.294%	2.42%
August 2021	August 2031	$737	2.542%	2.64%
September 2025	August 2030	$1,000	4.821%	5.04%
September 2025	August 2032	$500	5.049%	5.21%

(a)The legal final maturity dates of the Securitization Notes issued in 2018, 2021 and 2025 are November 2048, August 2051 and August 2055, respectively. If the Issuer has not repaid or refinanced a series of Securitization Notes prior to its respective Anticipated Repayment Dates, rapid amortization of principal on all Securitization Notes will occur and additional interest will accrue on the Securitization Notes.

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

On September 24, 2025, the Issuer completed refinancing certain Securitization Notes through the issuance of additional Securitization Notes totaling $1.5 billion (the "2025-1 Notes"). The net proceeds from the issuance of the 2025-1 Notes were used to repay in full an existing series of Securitization Notes totaling $938 million with an Anticipated Repayment Date of May 2026. The remaining net proceeds were used to pay certain transaction-related expenses and for general corporate purposes (including, without limitation, purchases of franchise restaurants). As a result of the issuance of the 2025-1 Notes, $14 million of fees were capitalized as debt issuance costs. The debt issuance costs are being amortized to Interest expense, net through the Anticipated Repayment Dates of the 2025-1 Securitization Notes utilizing the effective interest method.

Payments of interest and principal on the Securitization Notes are made from the continuing fees paid pursuant to the franchise and license agreements with all U.S. Taco Bell restaurants, including both company and franchise operated restaurants. Interest on and any principal payments of the Securitization Notes are due on a quarterly basis. In general, no amortization of principal of the Securitization Notes is required prior to their Anticipated Repayment Dates unless as of any quarterly measurement date the consolidated leverage ratio (the ratio of total debt to Net Cash Flow (as defined in the related indenture)) for the preceding four fiscal quarters of either the Company and its subsidiaries or the Issuer and its subsidiaries exceeds 5.0:1 (or 5.5:1 for the 2025-1 Notes), in which case amortization payments of 1% per year of the outstanding principal as of the closing of the Securitization Notes are required. As of the most recent quarterly measurement date the consolidated leverage ratio for the Issuer and its subsidiaries did not exceed 5.0:1 and, as a result, amortization payments are not required.

The Securitization Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Issuer maintains specified reserve accounts to be available to make required interest payments in respect of the Securitization Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Securitization Notes under certain circumstances, (iii) certain indemnification payments relating to taxes, enforcement costs and other customary items and (iv) covenants relating to recordkeeping, access to information and similar matters. The Securitization Notes are also subject to rapid amortization events provided for in the indenture, including events tied to failure to maintain a stated debt service coverage ratio (as defined in the related indenture) of at least 1.1:1, gross domestic sales for U.S. Taco Bell restaurants being below certain levels on certain measurement dates, a manager termination event, an event of default and the failure to repay or refinance the Securitization Notes on the Anticipated Repayment Date (subject to limited cure rights). The Securitization Notes are also subject to certain customary events of default, including events relating to non-payment of required interest or principal due on the Securitization Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, certain judgments and failure of the Securitization Entities to maintain a stated debt service coverage ratio. As of December 31, 2025, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

In accordance with the indenture, certain cash accounts have been established with the indenture trustee for the benefit of the note holders, and are restricted in their use. The indenture requires a certain amount of securitization cash flow collections to be allocated on a weekly basis and maintained in a cash reserve account. As of December 31, 2025, the Company had restricted cash of $92 million primarily related to required interest reserves included in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Once the required reserve obligations are satisfied, there are no further restrictions, including payment of dividends, on the cash flows of the Securitization Entities. The amount of weekly securitization cash flow collections that exceed the required weekly allocations is generally remitted to the Company.

Additional cash reserves are required if any of the rapid amortization events occur, as noted above, or in the event that as of any quarterly measurement date the Securitization Entities fail to maintain a debt service coverage ratio (or the ratio of Net Cash Flow to all debt service payments for the preceding four fiscal quarters) of at least 1.75:1. During the most recent quarter ended December 31, 2025, the Securitization Entities maintained a debt service coverage ratio significantly in excess of the 1.75:1 requirement.

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

The following table summarizes borrowings outstanding under the Credit Agreement, as well as our Subsidiary Senior Unsecured Notes as of December 31, 2025. There were $300 million in outstanding borrowings under the Revolving Facility and $12 million of letters of credit outstanding as of December 31, 2025.

				Interest Rate
	Issuance Date	Maturity Date	Outstanding Principal (in millions)	Stated	Effective(c)
Term Loan A Facility	April 2024	(a)	$494	(b)	4.71%
Term Loan B Facility	March 2021	March 2028	$1,429	(b)	5.29%
Subsidiary Senior Unsecured Notes	June 2017	June 2027	$750	4.75%	4.90%

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

(b)The interest rates applicable to the Term Loan A Facility as well as the Revolving Facility range from 0.75% to 1.50% plus Secured Overnight Financing Rate ("SOFR") or from 0.00% to 0.50% plus the Base Rate (as defined in the Credit Agreement), at the Borrowers’ election, based upon the total leverage ratio (as defined in the Credit Agreement). As of December 31, 2025, the interest rate spreads on the SOFR and Base Rate applicable to both our Term Loan A Facility and borrowings under the Revolving Facility were 0.75% and 0.00%, respectively.

The interest rates applicable to the Term Loan B Facility are 1.75% plus SOFR or 0.75% plus the Base Rate, at the Borrowers’ election.

(c)Includes the effects of the amortization of any discount and debt issuance costs as well as the impact of the interest rate swaps on the Term Loan A and Term Loan B Facilities (see Note 13). The effective rates related to our Term Loan A and B Facilities are based on SOFR-based interest rates at December 31, 2025.

The Term Loan A Facility is subject to quarterly amortization payments in an amount equal to 0.625% of the principal amount of the facility as of the issuance date of $500 million. The Term Loan A Facility quarterly amortization payments increase to 1.25% of the principal amount of the facility as of the issuance date, beginning with the third quarter of 2027.

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

The Credit Agreement's covenants include two financial maintenance covenants which require the Borrowers to maintain a total leverage ratio (defined as the ratio of Consolidated Total Debt to Consolidated EBITDA (as these terms are defined in the Credit Agreement)) of 5.0:1 or less and a fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures to fixed charges (inclusive of rental expense and scheduled amortization)) of at least 1.5:1, each as of the last day of each fiscal quarter. The Credit Agreement includes other affirmative and negative covenants and events of default that are customary for facilities of this type. The Credit Agreement contains, among other things, limitations on certain additional indebtedness and liens, and certain other transactions specified in the agreement. We were in compliance with all debt covenants as of December 31, 2025.

The Subsidiary Senior Unsecured Notes are guaranteed on a senior unsecured basis by (i) the Company, (ii) the Specified Guarantors (as defined in the Credit Agreement) and (iii) by each of the Borrower’s and the Specified Guarantors’ domestic subsidiaries that guarantees the Borrower’s obligations under the Credit Agreement, except for any of the Company’s foreign subsidiaries. The indenture governing the Subsidiary Senior Unsecured Notes contains covenants and events of default that are customary for debt securities of this type. We were in compliance with all debt covenants as of December 31, 2025.

YUM Senior Unsecured Notes

The majority of our remaining long-term debt primarily comprises YUM Senior Unsecured Notes. The following table summarizes all YUM Senior Unsecured Notes issued that remain outstanding at December 31, 2025:

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

The annual maturities of all Short-term borrowings and Long-term debt as of December 31, 2025, excluding finance lease obligations of $148 million and debt issuance costs and discounts of $69 million are as follows:

Year ended:
2026	$28
2027	1,668
2028	2,019
2029	1,327
2030	1,800
Thereafter	4,987
Total	$11,828

Interest expense on Short-term borrowings, Long-term debt and cash pooling arrangements was $544 million, $542 million and $602 million in 2025, 2024 and 2023, respectively.

Note 12 – Lease Accounting

Components of Lease Cost

	2025	2024	2023
Operating lease cost	$158	$135	$130
Finance lease cost
Amortization of right-of-use assets	7	7	6
Interest on lease liabilities	4	2	2
Total finance lease cost	$11	$9	$8
Sublease income	$(49)	$(48)	$(51)

Supplemental Cash Flow Information

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$158	$137	$127
Operating cash flows from finance leases	4	2	2
Financing cash flows from finance leases	7	8	7
Right-of-use assets obtained in exchange for lease obligations(a)
Operating leases	414	247	127
Finance leases	84	26	6
Operating lease liabilities transferred through refranchising	(13)	(8)	(14)
Finance lease and other debt obligations transferred through refranchising	—	(1)	(5)

(a)    The year ended December 31, 2025, includes $218 million and $71 million of operating and finance lease right-of-use assets, respectively, acquired as part of the Taco Bell Southeast U.S. restaurant acquisition (see Note 3).

    The year ended December 31, 2024, includes $124 million and $22 million of operating and finance lease right-of-use assets, respectively, acquired as part of the KFC U.K. and Ireland restaurant acquisition (see Note 3).

Supplemental Balance Sheet Information

	2025	2024	Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	$1,213	$881	Other assets
Finance lease right-of-use assets	128	49	Property, plant and equipment, net
Total right-of-use assets(a)	$1,341	$930

Liabilities
Current
Operating	$105	$91	Accounts payable and other current liabilities
Finance	11	8	Short-term borrowings
Non-current
Operating	1,174	862	Other liabilities and deferred credits
Finance	137	59	Long-term debt
Total lease liabilities(a)	$1,427	$1,020

Weighted-average Remaining Lease Term (in years)
Operating leases	12.6	10.9
Finance leases	17.4	14.8

Weighted-average Discount Rate
Operating leases	5.4%	5.3%
Finance leases	5.6%	5.5%

(a)    U.S. operating lease right-of-use assets and liabilities totaled $846 million and $903 million, respectively, as of December 31, 2025, and $549 million and $615 million, respectively, as of December 31, 2024. These amounts primarily related to Taco Bell U.S. and Habit Burger & Grill leases related to Company-operated restaurants, leases related to franchise-operated restaurants we sublease and the Taco Bell and Habit Burger & Grill restaurant support center.

Maturity of Lease Payments and Receivables

Future minimum lease payments, including rental payments for lease renewal options we are reasonably certain to exercise, and amounts to be received as lessor or sublessor as of December 31, 2025, were as follows:

	Commitments		Lease Receivables
	Finance	Operating	Direct Financing	Operating
2026	$19	$171	$3	$59
2027	17	174	3	54
2028	15	163	2	47
2029	14	149	2	43
2030	14	139	2	43
Thereafter	145	998	13	261
Total lease payments/receipts	224	1,795	26	$506
Less imputed interest/unearned income	(75)	(516)	(9)
Total lease liabilities/receivables	$148	$1,279	$17

As of December 31, 2025, we have executed real estate leases that have not yet commenced with estimated future nominal lease payments of approximately $95 million, which are not included in the tables above. These leases are expected to commence in 2026 and 2027 with lease terms of up to 20 years.

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in foreign currency exchange rates, interest rates and deferred compensation liabilities. As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At December 31, 2025, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Foreign Currency Contracts

In September 2025, we entered into a foreign currency forward contract with a U.S. dollar notional amount of approximately $80 million to reduce the foreign currency exposure relating to our net investment in certain Indian rupee functional currency operations. This forward contract is designated as a net investment hedge and the related mark-to-market adjustments are being recorded as a cumulative translation adjustment within AOCI. This foreign currency forward contract did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2025, and will mature in March 2026.

Interest Rate Swaps

In March 2025, interest rates swaps which reduced our historical exposure to interest rate risk for $1.5 billion of our variable-rate debt payments primarily under our Term Loan B Facility expired. Through their expiration in March 2025, these interest rate swaps were highly effective cash flow hedges.

On April 4, 2025, we entered into a new interest rate swap ("2025 interest rate swap") to fix the interest on $1.5 billion of borrowings, primarily under our Term Loan B Facility from April 2025 to March 2028. Like the expired interest rate swaps, the 2025 interest rate swap was designated a cash flow hedge as the changes in the future cash flows of the swap are expected to offset changes in expected future interest payments on the related variable-rate debt. The 2025 interest rate swap results in a fixed rate of 5.09% on the swapped portion of the Term Loan B Facility (excluding debt issuance costs). There were no other interest rate swaps outstanding as of December 31, 2025.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings. Through December 31, 2025, the 2025 interest rate swap was a highly effective cash flow hedge.

Gains and losses on these interest rate swaps recognized in OCI and reclassified from AOCI into Net Income were as follows:

	Gains/(Losses) Recognized in OCI			(Gains)/Losses Reclassified from AOCI into Net Income
	2025	2024	2023	2025	2024	2023

Interest rate swaps	$8	$12	$14	$(15)	$(32)	$(30)
Income tax benefit/(expense)	(2)	(3)	(4)	4	8	8

As of December 31, 2025, the estimated net gain included in AOCI related to our interest rate swaps that will be reclassified into earnings in the next 12 months is $1 million, based on current SOFR interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our EID plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both December 31, 2025 and 2024, was not significant.

Note 14 – Fair Value Disclosures

As of December 31, 2025, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of notes receivable net of allowances and lease guarantees less subsequent amortization approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	2025		2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Securitization Notes(a)	$4,306	$4,160	$3,743	$3,561
Subsidiary Senior Unsecured Notes(b)	750	753	750	739
Term Loan A Facility(b)	494	492	500	496
Term Loan B Facility(b)	1,429	1,440	1,444	1,451
YUM Senior Unsecured Notes(b)	4,550	4,581	4,550	4,368

(a)    We estimated the fair value of the Securitization Notes using market quotes and calculations. The markets in which the Securitization Notes trade are not considered active markets.

(b)    We estimated the fair value of the YUM and Subsidiary Senior Unsecured Notes, Term Loan A Facility, and Term Loan B Facility using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The fair values of the assets and liabilities of the Company that are required to be measured at fair value on a recurring basis (see Note 13 for discussion regarding derivative instruments) were not significant at December 31, 2025 or 2024.

Non-Recurring Fair Value Measurements

During the years ended December 31, 2025, 2024 and 2023, we recognized non-recurring fair value measurements of $14 million, $13 million and $11 million, respectively, related to restaurant-level impairment. Restaurant-level impairment charges are recorded in Other (income) expense and resulted primarily from our impairment evaluation of long-lived assets of individual restaurants that were being operated at the time of impairment and had not been offered for refranchising. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable inputs (Level 3). These amounts exclude fair value measurements made for assets that were subsequently disposed of prior to those respective year end dates. The remaining net book value of restaurant assets measured at fair value during the years ended December 31, 2025 and 2024 was $19 million and $21 million, respectively.

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

The most significant of our U.S. plans is the YUM Retirement Plan (the “Plan”), which is a qualified plan. Our funding policy with respect to the Plan is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus additional amounts from time-to-time as are determined to be necessary to improve the Plan’s funded status. We do not expect to make any significant contributions to the Plan in 2026. Our two significant U.S. plans, including the Plan and a supplemental plan, were previously amended such that any salaried employee hired or rehired by YUM after September 30, 2001, is not eligible to participate in those plans. Additionally, these two significant U.S. plans are currently closed to new hourly participants.

We do not anticipate any plan assets being returned to the Company during 2026 for any U.S. plans.

Obligation and Funded Status at Measurement Date:

The following charts summarize the balance sheet impact, as well as benefit obligations, assets, and funded status associated with our two significant U.S. pension plans.  The actuarial valuations for all plans reflect measurement dates coinciding with our fiscal year end.

	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$776	$778
Service cost	5	4
Interest cost	43	42
Benefits paid	(55)	(45)
Settlement payments	(17)	—
Actuarial (gain) loss	22	(3)
Benefit obligation at end of year	$774	$776

A significant component of the overall decrease in the Company's benefit obligation for the year ended December 31, 2025, was due to benefits paid and settlement payments during the year partially offset by interest cost and actuarial loss on the benefit obligation.

A significant component of the overall decrease in the Company's benefit obligation for the year ended December 31, 2024, was due to benefits paid during the year partially offset by interest cost on the benefit obligation.

	2025	2024
Change in plan assets:
Fair value of plan assets at beginning of year	$644	$680
Actual return on plan assets	79	6
Employer contributions	19	3
Benefits paid	(55)	(45)
Settlement payments	(17)	—
Fair value of plan assets at end of year	$670	$644
Funded status at end of year	$(104)	$(132)

Amounts recognized in the Consolidated Balance Sheet:
	2025	2024
Accrued benefit liability - current	$(8)	$(11)
Accrued benefit liability - non-current	(96)	(121)
	$(104)	$(132)

The accumulated benefit obligation was $763 million and $764 million at December 31, 2025 and 2024, respectively.

The table below provides information for those pension plan(s) with an accumulated benefit obligation in excess of plan assets. The pension plan(s) included also have a projected benefit obligation in excess of plan assets.
	2025	2024
Projected benefit obligation	$774	$776
Accumulated benefit obligation	763	764
Fair value of plan assets	670	644

Components of net periodic benefit cost:

	2025	2024	2023
Service cost	$5	$4	$5
Interest cost	43	42	41
Amortization of prior service cost(a)	1	1	1
Expected return on plan assets	(53)	(51)	(50)
Amortization of net loss (gain)	2	1	(1)
Net periodic benefit cost (income)	$(2)	$(3)	$(4)
Additional (gain) loss recognized due to: Settlement charges(b)	$3	$—	$—

(a)Prior service costs are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits.

(b)Settlement losses result when benefit payments exceed the sum of the service cost and interest cost within a plan during the year. These losses were recorded in Other pension (income) expense.

Pension gains (losses) in AOCI:
	2025	2024
Beginning of year	$(127)	$(87)
Net actuarial gain (loss)	3	(42)
Amortization of net (gain) loss	2	1
Amount recognized in earnings due to settlement	3	—
Amortization of prior service cost	1	1
End of year	$(118)	$(127)

Accumulated pre-tax losses recognized within AOCI:
	2025	2024
Actuarial net loss	$(117)	$(125)
Prior service cost	(1)	(2)
	$(118)	$(127)

Weighted-average assumptions used to determine benefit obligations at the measurement dates:
	2025	2024
Discount rate	5.70%	5.80%
Rate of compensation increase	3.00%	3.00%

Weighted-average assumptions used to determine the net periodic benefit cost for fiscal years:
	2025	2024	2023
Discount rate	5.80%	5.60%	5.60%
Long-term rate of return on plan assets	6.85%	6.35%	6.25%
Rate of compensation increase	3.00%	3.00%	3.00%

Our estimated long-term rate of return on plan assets represents the weighted-average of expected future returns on the asset categories included in our target investment allocation based primarily on the historical returns for each asset category and future growth expectations.

Plan Assets

The fair values of our pension plan assets at December 31, 2025 and 2024 by asset category and level within the fair value hierarchy are as follows:

	2025	2024
Level 1:
Cash	$1	$2
Cash Equivalents(a)	24	30
Fixed Income Securities - U.S. Corporate(b)	20	16
Level 2:
Equity Securities(b)	216	212
Fixed Income Securities - U.S. Corporate(c)	18	21
Fixed Income Securities - U.S. Government and Government Agencies(d)	142	113
Fixed Income Securities - Other(d)	22	15
Total assets in the fair value hierarchy	443	409
Investments measured at net asset value(e)
Fixed Income	142	146
Real Assets	139	141
Total fair value of plan assets(f)	$724	$696

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

(f)2025 and 2024 exclude net unsettled trade payables of $54 million and $52 million, respectively.

Our primary objectives regarding the investment strategy for the Plan’s assets are to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future payment requirements. To achieve these objectives, we are using a combination of active and passive investment strategies. As of December 31, 2025, the Plan’s assets consist of the weighted-average target allocation summarized as follows:

Asset Category	Target Allocation
Fixed income	49%
Equity securities	32%
Real assets	19%

Actual allocations to each asset class may vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions.

Fixed income securities at December 31, 2025, primarily consist of a diversified portfolio of long duration instruments that are intended to mitigate interest rate risk or reduce the interest rate duration mismatch between the assets and liabilities of the Plan. A smaller allocation (constituting 40% of the fixed income target allocation) is to diversified credit investments in a range of public and credit securities, including below investment grade rated bonds and loans, securitized credit and emerging market debt.

Equity securities at December 31, 2025, consist primarily of investments in publicly traded common stocks and other equity-type securities issued by companies throughout the world, including convertible securities, preferred stock, rights and warrants.

Real assets represent investments in real estate and infrastructure. These may take the form of debt or equity securities in public or private funds.

A mutual fund held as an investment by the Plan includes shares of Common Stock valued at $0.1 million at both December 31, 2025 and 2024, (less than 1% of total plan assets in each instance).

Benefit Payments

The benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are set forth below:

Year ended:
2026	$61
2027	62
2028	76
2029	58
2030	59
2031 - 2035	277

Expected benefit payments are estimated based on the same assumptions, including projected participant retirement dates, used to measure our benefit obligation on the measurement date and include benefits attributable to estimated future employee service.

International Pension Plans

We also sponsor various defined benefit plans covering certain of our non-U.S. employees, the most significant of which are in the U.K. Both of our U.K. plans have previously been frozen such that they are closed to new participants and existing participants can no longer earn future service credits.

At the end of 2025 and 2024, the projected benefit obligations of these U.K. plans totaled $174 million and $170 million, respectively, and plan assets totaled $209 million and $197 million, respectively. These plans were both in a net overfunded position at the end of 2025 and 2024. Total actuarial pre-tax losses related to the U.K. plans of $70 million and $72 million were recognized in AOCI at the end of 2025 and 2024, respectively. The total net periodic cost or benefit recorded was $2 million of cost in 2025, less than $1 million of benefit in 2024 and $2 million of cost in 2023.

The benefits expected to be paid associated with our U.K. plans in each of the next five years are approximately $6 million and in aggregate for the five years thereafter are $34 million.

The funding rules for our pension plans outside of the U.S. vary from country to country and depend on many factors including discount rates, performance of plan assets, local laws and regulations. We do not plan to make significant contributions to either of our U.K. plans in 2026.

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

At the end of both 2025 and 2024, the accumulated post-retirement benefit obligation was $25 million.  Actuarial pre-tax gains of $11 million and $13 million were recognized in AOCI at the end of 2025 and 2024, respectively. The net periodic benefit cost or benefit recorded was less than $1 million of benefit in each of 2025, 2024 and 2023.  The weighted-average assumptions used to determine benefit obligations and net periodic benefit cost for the post-retirement medical plan are identical to those as shown for the U.S. pension plans.

The benefits expected to be paid in each of the next five years are approximately $2 million and in aggregate for the five years thereafter are $11 million.

U.S. Retiree Savings Plan

We sponsor a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible U.S. salaried and hourly employees.  Participants are able to elect to contribute up to 75% of eligible compensation on a pre-tax basis.  Participants may allocate their contributions to one or any combination of multiple investment options or a self-managed account within the 401(k) Plan.  We match 100% of the participant’s contribution to the 401(k) Plan up to 6% of eligible compensation.  We recognized as compensation expense our total matching contribution of $23 million in 2025, $24 million in 2024 and $15 million in 2023.

Note 16 – Share-based and Deferred Compensation Plans

Overview

At year end 2025, we had one stock award plan in effect: the Yum! Brands, Inc. 2025 Long-Term Incentive Plan (the “LTIP”). Potential awards to employees and non-employee directors under the LTIP include stock options, incentive stock options, SARs, restricted stock, RSUs, performance restricted stock units, PSUs and performance units.  We have issued only stock options, SARs, RSUs and PSUs under the LTIP. Under the LTIP, the exercise price of stock options and SARs granted must be equal to or greater than the average market price or the ending market price of the Company’s stock on the date of grant. While awards under the LTIP can have varying vesting provisions and exercise periods, outstanding awards under the LTIP vest in periods ranging from immediate to four years. Stock options and SARs generally expire ten years after grant. At year end 2025, approximately 17 million shares were available for future share-based compensation grants under the LTIP.

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

Historically, the Company has repurchased shares on the open market in excess of the amount necessary to satisfy award exercises and expects to continue to do so in 2026.

Award Valuation

We estimated the fair value of each stock option and SAR award as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2025	2024	2023
Risk-free interest rate	4.4%	4.0%	3.6%
Expected term	5.9 years	5.9 years	5.9 years
Expected volatility	21.3%	20.6%	22.0%
Expected dividend yield	1.9%	2.1%	1.8%

Stock options and SAR grants made to executives typically have a graded vesting schedule of 25% per year over four years and expire ten years after grant.  We use a single weighted-average term for our awards that have a graded vesting schedule.  Based on analysis of our historical exercise and post-vesting termination behavior, we have determined that our executives exercised the awards on average after 5.9 years.

When determining expected volatility, we consider both historical volatility of our stock as well as implied volatility associated with our publicly-traded options.  The expected dividend yield is based on the annual dividend yield at the time of grant.

The fair values of PSU awards without market-based conditions and RSU awards are based on the closing price of our Common Stock on the date of grant. The fair values of PSU awards with market-based conditions have been valued based on the outcome of a Monte Carlo simulation. The PSU awards have a vesting period of three years and RSU awards typically have a graded vesting schedule of 25% per year over four years and expire ten years after the grant.

Award Activity

Stock Options and SARs

	Shares (in thousands)		Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at the beginning of the year	7,730		$99.53
Granted	694		148.26
Exercised	(2,270)		85.01
Forfeited or expired	(181)		132.90
Outstanding at the end of the year	5,973	(a)	109.71	5.30	$248
Exercisable at the end of the year	4,220		$98.71	4.20	$222

(a)Outstanding awards include 228 options and 5,747 SARs with weighted average exercise prices of $115.88 and $109.46, respectively.

The weighted-average grant-date fair value of stock options and SARs granted during 2025, 2024 and 2023 was $35.07, $28.35 and $29.93, respectively.  The total intrinsic value of stock options and SARs exercised during the years ended December 31, 2025, 2024 and 2023, was $144 million, $158 million and $114 million, respectively.

As of December 31, 2025, $26 million of unrecognized compensation cost related to unvested stock options and SARs, which will be reduced by any forfeitures that occur, is expected to be recognized over a remaining weighted-average period of approximately 1.6 years. The total fair value at grant date of stock options and SARs held by YUM employees that vested during 2025, 2024 and 2023 was $22 million, $28 million and $31 million, respectively.

RSUs and PSUs

As of December 31, 2025, there was $77 million of unrecognized compensation cost related to 1.1 million unvested RSUs and PSUs. The total fair value at grant date of awards that vested during 2025, 2024 and 2023 was $43 million, $54 million and $84 million, respectively.

Impact on Net Income

The components of share-based compensation expense and the related income tax benefits are shown in the following table:

	2025	2024	2023
Options and SARs	$21	$23	$27
Restricted Stock Units	38	36	35
Performance Share Units	11	10	33
Total Share-based Compensation Expense	$70	$69	$95
Deferred Tax Benefit recognized	$13	$20	$12

Cash received from stock option exercises for 2025, 2024 and 2023 was $2 million, $9 million and $8 million, respectively.  Tax benefits realized on our tax returns from tax deductions associated with share-based compensation for 2025, 2024 and 2023 totaled $45 million, $55 million and $31 million, respectively.

Note 17 – Shareholders’ Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during 2025, 2024 and 2023.  All amounts exclude applicable transaction fees and excise taxes on share repurchases.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased
Authorization Date	2025	2024	2023	2025	2024	2023
May 2024	3,739	2,916	—	$550	$391	$—
September 2022	—	366	387	—	50	50
Total	3,739	3,282	387	$550	$441	$50

In May 2024, our Board of Directors authorized share repurchases of up to $2.0 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. The new authorization took effect on July 1, 2024 upon the expiration of a prior authorization approved in September 2022. As of December 31, 2025, we have remaining capacity to repurchase up to $1.1 billion of Common Stock under the May 2024 authorization.

Changes in AOCI are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits(a)	Derivative Instruments(b)	Total
Balance at December 31, 2023, net of tax	$(201)	$(104)	$3	$(302)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	(37)	(42)	10	(69)

(Gains) losses reclassified from AOCI, net of tax	—	3	(24)	(21)

	(37)	(39)	(14)	(90)

Balance at December 31, 2024, net of tax	$(238)	$(143)	$(11)	$(392)

OCI, net of tax

Gains (losses) arising during the year classified into AOCI, net of tax	77	7	6	90

(Gains) losses reclassified from AOCI, net of tax	—	4	(13)	(9)

	77	11	(7)	81

Balance at December 31, 2025, net of tax	$(161)	$(132)	$(18)	$(311)

(a)    Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2025 include amortization of net losses of $2 million, settlement charges of $3 million and related income tax benefit of $1 million. Amounts reclassified from AOCI for pension and post-retirement benefit plans losses during 2024 include amortization of net losses of $2 million and amortization of prior service cost of $1 million. See Note 15.

(b)    See Note 13 for details on amounts reclassified from AOCI. Amounts include previously cash settled treasury locks relating to our Senior Unsecured Notes due in 2037 which are being reclassified into earnings through 2037 to interest expense.

Note 18 – Income Taxes

U.S. and foreign income before taxes are set forth below:

	2025	2024	2023
U.S.	$1,069	$1,131	$1,246
Foreign	1,008	769	572
	$2,077	$1,900	$1,818

The details of our income tax provision (benefit) are set forth below:

		2025	2024	2023
Current:	Federal	$(5)	$170	$221
	Foreign	371	226	222
	State	45	48	68
		$411	$444	$511

Deferred:	Federal	$173	$(40)	$(121)
	Foreign	(81)	15	(153)
	State	15	(5)	(16)
		$107	$(30)	$(290)
		$518	$414	$221

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updated income tax disclosure requirements related to the income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The Company has applied ASU 2023-09 beginning in 2025. As such, our effective tax rate reconciliation for 2025 is reflected in a new table following the requirements set forth in ASU 2023-09, while the 2024 and 2023 effective tax rate reconciliations are presented in the historical format as required by U.S. GAAP.

	2025
U.S. Federal Statutory Tax Rate	$436	21.0%
Federal Tax Effects
Effect of Cross-Border Tax Laws
Foreign Derived Deduction Eligible Income (“FDDEI”)	(34)	(1.6)%
Net Controlled Foreign Corporation Tested Income (“NCTI”)	178	8.5%
Other	7	0.3%
Nontaxable or Nondeductible Items	11	0.5%
Excess Tax Deductions on Equity Based Compensation	(23)	(1.1)%
Gain/(Loss) on Intellectual Property (“IP”) Transfer	247	11.9%
Tax Credits
Foreign Tax Credit	(226)	(10.9)%
Other	(10)	(0.5)%
Changes in Tax Laws or Rates	76	3.7%
Changes in Valuation Allowances	(212)	(10.2)%
Other Adjustments	(6)	(0.3)%
State and Local Income Tax, Net of Federal (National) Income Tax Effect(1)	49	2.4%
Foreign Tax Effects
China
Withholding Tax	34	1.7%
Cyprus	(40)	(1.9)%
Malta
Deferred Tax Benefit on IP Transfer	(121)	(5.8)%
Other	4	0.2%
Singapore
Foreign Tax Credit	(36)	(1.7)%
Other	10	0.5%
Switzerland
Statutory Tax Rate Difference	(25)	(1.2)%
Other	12	0.6%
United Arab Emirates	(22)	(1.1)%
Other Foreign Jurisdictions	149	7.2%
Global Changes in Unrecognized Tax Benefits	61	2.9%
Effective Income Tax Rate	$518	24.9%

(1) State taxes in California and New York made up the majority (greater than 50 percent) of the tax effect in this category.

Significant factors impacting our effective tax rate for the year ended December 31, 2025 include:

OBBBA Enactment.
On July 4, 2025, H.R.1, commonly known as the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the U.S. Upon enactment, we recorded $76 million of tax expense primarily associated with a change in management’s judgment regarding the Company’s ability to utilize U.S. foreign tax credit related deferred tax assets existing as of the enactment date.

Intellectual Property Transfer.
In December 2025, as part of our review of strategic options for Pizza Hut, we completed the initial steps of an internal reorganization to consolidate our Pizza Hut legal entities and assets into two isolated ownership structures by aligning the legal ownership, simplifying the organizational footprint and consolidating the Pizza Hut domestic and international business. As part of this reorganization, certain Pizza Hut IP rights were transferred from the U.S. to Malta. As a result of these transactions, we recorded a net tax benefit of $89 million primarily due to the net deferred tax benefit associated with a step-up in amortizable tax basis of the IP rights. The U.S. tax impacts from the IP transfers included tax on the related gain as well as NCTI tax expense, which were largely offset by deferred tax benefit resulting from the release of valuation allowances against U.S. foreign tax credit carryforwards that were utilized in the transactions.

Global Changes in Unrecognized Tax Benefits.
$108 million of tax expense was recorded related to a reserve associated with a Mexican subsidiary's ability to utilize certain losses to offset recapture gains triggered by a tax deconsolidation in Mexico in 2009. In addition, $63 million of tax benefit was recorded associated with releasing reserves due to the favorable resolution of a U.S. audit.

The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09:

	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State income tax, net of federal tax	1.8	2.3
Statutory rate differential attributable to foreign operations	1.3	(1.7)
Adjustments to reserves and prior years	0.5	1.3
Excess tax benefits from stock-based awards	(1.6)	(1.1)
Change in valuation allowances	0.3	—
Impact of Russia Exit	—	(0.5)
Intercompany restructuring and Valuations of Intellectual Property	(1.5)	(9.1)
Other, net	—	(0.1)
Effective income tax rate	21.8%	12.1%

Significant factors impacting our effective tax rate for the years ended December 31, 2024 and December 31, 2023, include:

Adjustments to reserves and prior years. In 2023, this item was unfavorably impacted by $41 million of newly established reserves associated with a correction in the timing of capital loss utilization related to historical refranchising gains to tax years with a lower statutory tax rate.

Impact of Russia Exit. Our decision to exit the Russia market resulted in a $7 million tax benefit recorded in 2023 to account for the global tax ramification of current and future payments required to be made to the Russia IP rights holder in Switzerland.

Intercompany Restructuring and Valuations of Intellectual Property. In December 2023, we completed intra-entity transfers of certain Asia region IP rights to Singapore. In addition, certain remaining Asia region IP rights were transferred to the U.S. As a result of these transfers, we recorded a net tax benefit of $30 million comprised of $14 million of current tax expense and a one-time deferred tax benefit of $44 million primarily associated with establishing deferred tax assets on amortizable tax basis in the U.S.

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

Companies subject to the NCTI provision (formerly known as Global Intangible Low-Taxed Income provision or (“GILTI”) have the option to account for the NCTI tax as a period cost if and when incurred, or to recognize deferred taxes for outside basis temporary differences expected to reverse as NCTI. The Company has elected to account for NCTI as a period cost.

The details of 2025 and 2024 deferred tax assets (liabilities) are set forth below:

	2025	2024
Operating losses and interest deduction carryforwards	$227	$213
Capital losses	69	70
Tax credit carryforwards	48	200
Employee benefits	73	83
Share-based compensation	36	44
Lease-related liabilities	374	267
Accrued liabilities and other	73	66
Intangible assets	654	575
Property, plant and equipment	23	25
Deferred income	102	105
Capitalized Research & Development Costs	34	120
Gross deferred tax assets	1,713	1,768
Deferred tax asset valuation allowances	(284)	(369)
Net deferred tax assets	1,429	1,399
Property, plant and equipment	(86)	(47)
Operating lease right-of-use assets	(320)	(235)
Employee benefits	(9)	(6)
Derivative Instruments	(2)	(5)
Other	(48)	(36)
Gross deferred tax liabilities	(465)	(329)
Net deferred tax assets (liabilities)	$964	$1,070

As a result of the OBBBA, the Company recorded a $168 million reduction in net deferred tax assets existing as of the enactment date. The reduction was the result of recording a valuation allowance on the foreign tax credit related deferred tax assets as well as the impact of accelerating tax deductions for qualified depreciable property and research expenditures. As a result of the accelerated tax deductions, our cash tax payments for 2025 were significantly reduced.

The details of the 2025 and 2024 valuation allowance activity are set forth below:

	2025	2024
Beginning of Year	$(369)	$(386)
Increases	(18)	(5)
Decreases	106	16
Other Adjustments	(3)	6
End of Year	$(284)	$(369)

Reported in Consolidated Balance Sheets as:

	2025	2024
Deferred income taxes	$965	$1,071
Other liabilities and deferred credits	(1)	(1)
	$964	$1,070

The details of 2025 cash tax payments (net of refunds) are set forth below:

2025
Jurisdictions
U.S. Taxes
Federal(1)	$50
California	26
Other States	36
Foreign Taxes
Australia	27
Singapore	18
South Africa	17
United Kingdom	58
Other Foreign Jurisdictions	35
Total Taxes Paid (net of refunds)(2)	$267

(1) Include $46 million paid to a third party for a transferable tax credit accounted for under ASC 740.
(2) Excludes withholding taxes paid on our behalf by franchisees of $139 million.

As of December 31, 2025, we had approximately $2 billion of unremitted foreign retained earnings. The Tax Act imposed U.S. federal tax on all post-1986 foreign Earnings and Profits accumulated through December 31, 2017. Repatriation of earnings generated after December 31, 2017, will generally be eligible for the 100% dividends received deduction or considered a distribution of previously taxed income and, therefore, exempt from U.S. federal tax. Undistributed foreign earnings may still be subject to certain state and foreign income and withholding taxes upon repatriation. Subject to limited exceptions, we do not intend to indefinitely reinvest our unremitted earnings outside the U.S. Thus, we have provided taxes, including any U.S. federal and state income, foreign income, or foreign withholding taxes on the majority of our unremitted earnings. In jurisdictions where we do intend to indefinitely reinvest our unremitted earnings, we would be required to accrue and pay applicable income taxes (if any) and foreign withholding taxes if the funds were repatriated in taxable transactions. We believe any such taxes would be immaterial.

Details of tax loss, credit carryforwards, and expiration dates along with valuation allowances as of December 31, 2025, are as follows:

	Gross Amount	Deferred Tax Asset	Valuation Allowance	Expiration
Federal net operating losses - Indefinite	$42	$9	$—	None
Foreign net operating losses	306	46	(4)	2026-2045
Foreign net operating losses - Indefinite	367	81	(16)	None
State net operating losses	1,171	50	(35)	2026-2045
Foreign capital loss carryforward - Indefinite	277	69	(69)	None
Foreign tax credits (US Tax Return)	13	13	(17)	2026-2045
Foreign country tax credits	35	35	(13)	2031
Foreign deduction carryforward - Indefinite	2	—	—	None
State interest deduction carryforward - Indefinite	893	41	(40)	None
	$3,106	$344	$(194)

We recognize the benefit of positions taken or expected to be taken in tax returns in the Consolidated Financial Statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

At December 31, 2025, the Company had $115 million of gross unrecognized tax benefits, $103 million of which would impact the effective income tax rate if recognized. A reconciliation of the beginning and ending unrecognized tax benefits follows:

	2025	2024
Beginning of Year	$126	$151
Additions on tax positions - current year	4	6
Additions for tax positions - prior years	54	1
Reductions for tax positions - prior years	(74)	(10)
Reductions for settlements	—	(22)
Statute	(3)	—
CTA/Other	8	—
End of Year	$115	$126

During 2025, 2024, and 2023 the Company recognized $36 million, $3 million, and $20 million of net expense, respectively, for interest and penalties in our Consolidated Statements of Income as components of its Income tax provision.

The Company has recorded $57 million and $20 million of net tax payables, as of December 31, 2025 and 2024, respectively, associated with interest and penalties.

The Company’s income tax returns are subject to examination in the U.S. federal jurisdiction and numerous U.S. state and foreign jurisdictions.

The Company has settled audits with the IRS through fiscal year 2012 and for fiscal years 2016 through 2019 and is currently under IRS examination for fiscal years 2013 through 2015 and 2020 through 2022. Our operations in certain foreign jurisdictions are currently under audit and remain subject to examination for tax years as far back as 2009. See Note 20 for discussion of an Internal Revenue Service Proposed Adjustment associated with the 2013 through 2015 examination period.

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

	2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$1,057	$1,281	$51	$555	$2,945
Franchise and property revenues	1,807	1,060	602	12	3,480
Franchise contributions for advertising and other services	679	754	360	3	1,796
	3,542	3,095	1,013	570	8,220

Less:
Company restaurant expenses	929	971	52	509	2,462
General and administrative expenses	372	215	219	54	861
Franchise and property expenses	66	29	41	4	140
Franchise advertising and other services expense	670	750	376	3	1,799
Other (income) expense	1	—	(14)	12	—
Division Operating Profit (Loss)	$1,503	$1,129	$340	$(13)	$2,959

Unallocated amounts:(a)
Corporate and unallocated G&A expenses					$(402)
Unallocated Company restaurant expenses(b)					(22)
Unallocated Franchise and property revenues					(7)
Unallocated Refranchising gain (loss)(c)					48
Unallocated Other income (expense)					(3)
Consolidated Operating Profit					2,574
Investment income (expense), net					1
Other pension income (expense)					2
Interest expense, net					(501)
Income before income taxes					$2,077

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(d)	$50	$78	$23	$29	$26	$206
Capital Spending	109	131	27	60	44	371

	2024
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$801	$1,155	$8	$588	$2,552
Franchise and property revenues	1,685	997	622	9	3,313
Franchise contributions for advertising and other services	613	708	378	3	1,702
	3,099	2,860	1,008	600	7,567

Less:
Company restaurant expenses	703	872	8	529	2,112
General and administrative expenses	363	199	219	54	835
Franchise and property expenses	63	33	34	4	134
Franchise advertising and other services expense	610	708	390	3	1,711
Other (income) expense	(3)	(1)	(16)	10	(10)
Division Operating Profit (Loss)	$1,363	$1,049	$373	$—	$2,785

Unallocated amounts:(a)
Corporate and unallocated G&A expenses					$(346)
Unallocated Company restaurant expenses(b)					(8)
Unallocated Franchise and property revenues					(18)
Unallocated Refranchising gain (loss)(c)					34
Unallocated Other income (expense)					(44)
Consolidated Operating Profit					2,403
Investment income (expense), net					(21)
Other pension income (expense)					7
Interest expense, net					(489)
Income before income taxes					$1,900

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(d)	$33	$64	$16	$31	$31	$175
Capital Spending	73	98	15	39	32	257

	2023
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$484	$1,069	$14	$575	$2,142
Franchise and property revenues	1,698	918	622	9	3,247
Franchise contributions for advertising and other services	648	654	383	2	1,687
	2,830	2,641	1,019	586	7,076

Less:
Company restaurant expenses	417	817	14	526	1,774
General and administrative expenses	383	204	221	59	867
Franchise and property expenses	72	32	15	3	122
Franchise advertising and other services expense	648	644	389	2	1,683
Other (income) expense	6	—	(11)	10	5
Division Operating Profit (Loss)	$1,304	$944	$391	$(14)	$2,625

Unallocated amounts:(a)
Corporate and unallocated G&A expenses					$(326)
Unallocated Franchise and property expenses					(1)
Unallocated Refranchising gain (loss)(c)					29
Unallocated Other income (expense)					(9)
Consolidated Operating Profit					2,318
Investment income (expense), net					7
Other pension income (expense)					6
Interest expense, net					(513)
Income before income taxes					$1,818

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(d)	$22	$61	$20	$30	$20	$153
Capital Spending	73	101	12	64	35	285

Revenues by Country(e)

	2025	2024	2023
United States	$4,525	$4,333	$4,106
United Kingdom	1,021	799	506
Other	2,668	2,417	2,464
	$8,214	$7,549	$7,076

(a)Amounts have not been allocated to any segment for performance reporting purposes.

(b)Unallocated Company restaurant expenses include amortization of reacquired franchise rights.

(c)The Refranchising gain (loss) by our Divisional reportable segments is presented below. Given the size and volatility of refranchising initiatives, our CODM does not consider the impact of Refranchising gain (loss) when assessing

Divisional segment performance. As such, we do not allocate such gains and losses to our Divisional segments for performance reporting purposes.

During the years ended December 31, 2025, 2024 and 2023, we refranchised 23, 1 and 15 restaurants, respectively, and we sold certain restaurant assets (primarily land) associated with existing franchise restaurants to the franchisee. We received $78 million, $49 million and $60 million in pre-tax cash refranchising proceeds in 2025, 2024 and 2023, respectively, as a result of the sales of these restaurants and restaurant assets.

A summary of Refranchising gain (loss) is as follows:

	Refranchising gain (loss)
	2025	2024	2023
KFC Division	$13	$(1)	$(2)
Taco Bell Division	33	32	33
Pizza Hut Division	—	2	(2)
Habit Burger & Grill Division	2	1	—
Worldwide	$48	$34	$29

(d)The amounts of depreciation and amortization disclosed by reportable segment are primarily included within the segment expense captions of Company restaurant expenses and G&A expenses.

(e)The United States and United Kingdom represented 10% or more of our total revenues for certain periods presented.

Note 20 – Contingencies

Internal Revenue Service Proposed Adjustment

Following an Internal Revenue Service (“IRS”) audit for the 2013 to 2015 fiscal years, we were unable to resolve underpayments of tax that the IRS proposed resulting from that audit using the IRS Appeals process, a pre-litigation, alternative dispute resolution tool. The IRS asserts an underpayment of tax of approximately $2.1 billion plus $418 million in penalties for fiscal year 2014. Both amounts are subject to interest, with interest of approximately $2.1 billion accruing through December 31, 2025. Those amounts relate primarily to a series of reorganizations that we undertook in 2014 in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

We disagree with the IRS’s position and are contesting that position vigorously. On June 4, 2025, we filed a petition in the United States Tax Court disputing the IRS's position as set forth in a Notice of Deficiency. The IRS filed its Answer on September 12, 2025. The litigation is ongoing.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements. These leases have varying terms, the latest of which expires in 2065. As of December 31, 2025, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $325 million. The present value of these potential payments discounted at our pre-tax cost of debt at December 31, 2025, was approximately $275 million. Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees. Accordingly, the liability recorded for our expected exposure under such leases at both December 31, 2025 and 2024 was not material.

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

The following table summarizes the 2025 and 2024 activity related to our net self-insured property and casualty reserves as of December 31, 2025.

	Beginning Balance	Expense	Payments	Ending Balance
2025 Activity	$52	39	(36)	$55
2024 Activity	$48	36	(32)	$52

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $125 million. Of this amount, $120 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. A hearing with the administrative tribunal scheduled for February 18, 2026 has been rescheduled to May 21, 2026. A hearing scheduled for December 10, 2025, before the Delhi High Court has been continued to May 5, 2026, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting and has issued their report, included herein.

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2025.

Item 9B.	Other Information.

Securities Trading Plans

During the three months ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K, except as follows:

Name/Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Christopher Turner / Chief Executive Officer	Rule 10b5-1 trading plan	November 14, 2025	January 29, 2027	3,420(1)	Sell Shares of Common Stock

Scott Mezvinsky /Chief Executive Officer, KFC Division	Rule 10b5-1 trading plan	November 10, 2025	January 29, 2027	5,791(2)	Exercise of Stock Appreciation Rights and Sale of Resulting Shares

(1)Represents the number of shares of common stock specified in the plan.

(2)Represents the number of shares of common stock underlying the stock appreciation rights awards specified in the plan. The actual number of shares of common stock to be received and sold following the exercise of the awards will depend upon the appreciation in the value of the awards and the number of shares withheld for any taxes.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors appearing under the captions “Stock Ownership Information,” “Governance of the Company,” “Executive Compensation” and “Item 1:  Election of Directors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

Information regarding executive officers of the Company is included in Part I.

Item 11.	Executive Compensation.

Information regarding executive and director compensation and the Management Planning and Development Committee appearing under the captions “Governance of the Company” and “Executive Compensation” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Stock Ownership Information” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and information regarding director independence appearing under the caption “Governance of the Company” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG, LLP, Louisville, Kentucky, Auditor Firm ID: 185.

Information regarding principal accountant fees and services and audit committee pre-approval policies and procedures appearing under the caption “Item 2:  Ratification of Independent Auditors” is incorporated by reference from the Company’s definitive proxy statement which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

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

Date:	February 20, 2026

YUM! BRANDS, INC.

By:	/s/ Chris Turner

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed on February 20, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Chris Turner	Chief Executive Officer
Chris Turner	(principal executive officer)

/s/ Ranjith Roy	Chief Financial Officer
Ranjith Roy	(principal financial officer)

/s/ David Russell	Senior Vice President, Finance and Corporate Controller
David Russell	(principal accounting officer)

/s/ Paget Alves	Director
Paget Alves

/s/ Brett Biggs	Director
Brett Biggs

/s/ Christopher Connor	Director
Christopher Connor

/s/ Brian Cornell	Director
Brian Cornell

/s/ Tanya Domier	Director
Tanya Domier

/s/ Susan Doniz	Director
Susan Doniz

/s/ Mirian Graddick-Weir	Director
Mirian Graddick-Weir

/s/ Thomas Nelson	Director
Thomas Nelson

/s/ Justin Skala	Director
Justin Skala

/s/ Annie Young-Scrivner	Director
Annie Young-Scrivner

Yum! Brands, Inc.
Exhibit Index
(Item 15)

Exhibit Number	Description of Exhibits

2.1
Separation and Distribution Agreement, dated as of October 31, 2016, by and among YUM, Yum Restaurants Consulting (Shanghai) Company Limited and Yum China Holdings, Inc., which is incorporated by reference from Exhibit 2.1 to YUM’s Report on Form 8-K filed on November 3, 2016.

3.1	Restated Articles of Incorporation of YUM, effective May 26, 2011, which is incorporated by reference from Exhibit 3.1 to YUM’s Report on Form 8-K filed on May 31, 2011.

3.2	Amended and restated Bylaws of YUM, effective November 21, 2025, which are incorporated by reference from Exhibit 3.1 to YUM’s Report on Form 8-K filed on November 26, 2025.

4.1
Indenture, dated as of May 1, 1998, between YUM and The Bank of New York Mellon Trust Company, N.A., successor in interest to The First National Bank of Chicago, which is incorporated by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on May 13, 1998.

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

4.2
Indenture, dated as of September 25, 2020 by and between YUM and U.S. Bank National Association, as Trustee, which is incorporated by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on September 25, 2020.

4.2.1
First Supplemental Indenture, dated as of September 25, 2020 by and between YUM and U.S. Bank National Association, as Trustee, relating to the 3.625% Notes due 2031, which is incorporated by reference from Exhibit 4.2 to YUM’s Report on Form 8-K filed on September 25, 2020.

4.2.2
Second Supplemental Indenture, dated as of April 1, 2021, by and between the Company and U.S. Bank National Association, as Trustee, relating to the 4.625% Notes due 2032, which is incorporated by reference from Exhibit 4.1. to YUM’s Report on Form 8-K filed April 1, 2021.

4.2.3
Third Supplemental Indenture, dated as of April 1, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee, relating to the 5.375% Notes due 2032, which is incorporated by reference from Exhibit 4.1. to YUM’s Report on Form 8-K filed April 1, 2022.

4.3	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934 (Common Stock), as attached herein.

10.1
Credit Agreement, dated as of June 16, 2016, by and among Pizza Hut Holdings, LLC, KFC Holding Co., and Taco Bell of America, LLC, as the borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc., Fifth Third Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank PLC, The Bank of Nova Scotia, Cooperatieve Rabobank U.A., New York Branch, and Industrial and Commercial Bank of China Limited, New York Branch, as Co-Documentation Agents and Co-Managers, which is incorporated by reference from Exhibit 4.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 11, 2016.

Exhibit Number	Description of Exhibits

10.1.1
Refinancing Amendment No. 7, dated as of April 26, 2024, to Credit Agreement dated as of June 16, 2016, among Pizza Hut Holdings, LLC, KFC Holding Co. and Taco Bell of America, LLC, as borrowers, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent, Swing Line Lender, an L/C Issuer and Administrative Agent for the Lenders, which is incorporated by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on April 26, 2024 (including as Annex I thereto a conformed copy of the Credit Agreement reflecting all Amendments through Amendment No. 7).

10.2†
YUM Director Deferred Compensation Plan, as effective October 7, 1997, which is incorporated by reference from Exhibit 10.7 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.2.1†
YUM Director Deferred Compensation Plan, Plan Document for the 409A Program, as effective January 1, 2023, which is incorporated by reference from Exhibit 10.2.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

10.3†
YUM Executive Incentive Compensation Plan, as effective May 20, 2004, and as Amended through the Second Amendment, as effective May 21, 2009, which is incorporated by reference from Exhibit A of YUM’s Definitive Proxy Statement on Form DEF 14A for the Annual Meeting of Shareholders held on May 21, 2009.

10.4†
YUM Executive Income Deferral Program, as effective October 7, 1997, and as amended through May 16, 2002, which is incorporated by reference from Exhibit 10.10 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.4.1†
YUM! Brands Executive Income Deferral Program, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended and Restated as of January 1, 2024, which is incorporated by reference from Exhibit 10.4.1 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

10.5†
YUM! Brands Pension Equalization Plan, Plan Document for the Pre-409A Program, as effective January 1, 2005, and as Amended through December 31, 2010, which is incorporated by reference from Exhibit 10.7 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 19, 2011.

10.5.1†
The Yum! Brands, Inc. Pension Equalization Plan, Restated Plan Document for the 409A Program effective January 1, 2005, and as Amended and Restated as of January 1, 2023, which is incorporated by reference from Exhibit 10.5.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

10.6†	Form of Directors’ Indemnification Agreement, which is incorporated by reference from Exhibit 10.17 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

10.7†	Form of Yum! Brands, Inc. Change in Control Severance Agreement, which is incorporated by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on March 21, 2013.

10.8†
YUM! Long Term Incentive Plan, as Amended and Restated effective as of May 20, 2016, as incorporated by reference from Appendix A to YUM's Definitive Proxy Statement on Form DEF 14A filed on April 8, 2016.

10.9†
YUM! Brands, Inc. 2025 Long Term Incentive Plan, effective as of May 15, 2025, which is incorporated by reference from Appendix A to YUM's Definitive Proxy Statement on Form DEF 14A filed on April 4, 2025.

10.10†
YUM SharePower Plan, as effective October 7, 1997, and as amended through June 23, 2003, which is incorporated by reference from Exhibit 10.23 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Exhibit Number	Description of Exhibits
10.11†	Form of YUM Director Stock Option Award Agreement, which is incorporated by reference from Exhibit 10.25 to YUM’s Quarterly Report on Form 10-Q for the quarter ended September 4, 2004.

10.12.1†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2015) (Stock Options), which is incorporated by reference from Exhibit 10.15.2 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.12.2†
Form of YUM Long Term Incentive Plan Global YUM! Non-Qualified Stock Option Agreement (2019), which is incorporated by reference from Exhibit 10.11.3 to YUM’s Quarterly Report on Form 10-Q filed on May 8, 2019.

10.13†
Yum! Brands, Inc. International Retirement Plan, as in effect January 1, 2005, which is incorporated by reference from Exhibit 10.27 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

10.14.1†
Form of YUM 1999 Long Term Incentive Plan Award Agreement (2015) (Stock Appreciation Rights), which is incorporated by reference from Exhibit 10.18.2 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.14.2†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global YUM! Stock Appreciation Rights Agreement (2019), which is incorporated by reference from Exhibit 10.13.3 to YUM’s Quarterly Report on Form 10-Q filed on May 8, 2019.

10.14.3†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global YUM! Stock Appreciation Rights Agreement (2024), which is incorporated by reference from Exhibit 10.3 to YUM’s Quarterly Report on Form 10-Q filed on May 7, 2024.

10.14.4†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2019), which is incorporated by reference from Exhibit 10.20 to YUM’s Quarterly Report on Form 10-Q filed on May 8, 2019.

10.14.5†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2022), as effective February 11, 2022, which is incorporated by reference from Exhibit 10.13.5 to YUM’s Quarterly Report on Form 10-Q filed on May 10, 2022.

10.14.6†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2023), as effective February 10, 2023, which is incorporated by reference from Exhibit 10.13.5 to YUM's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

10.14.7†
Yum! Brands, Inc. Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2024), as effective February 9, 2024, which is incorporated by reference from Exhibit 10.2 to YUM’s Quarterly Report on Form 10-Q filed on May 7, 2024.

10.14.8†
Yum! Brands Inc. Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2023), which is incorporated by reference from Exhibit 10.26 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

10.14.9†
Yum! Brands Inc. Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2024), which is incorporated by reference from Exhibit 10.4 to YUM’s Quarterly Report on Form 10-Q filed on May 7, 2024.

10.14.10†
Yum! Brands, Inc. 2025 Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement – Three Year Cliff Vesting (2025), as effective May 20, 2025, which is incorporated by reference from Exhibit 10.2 to YUM’s Quarterly Report on Form 10-Q filed on August 7, 2025.

10.14.11†
Yum! Brands, Inc. 2025 Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement – Sign on (2025), as effective May 20, 2025, which is incorporated by reference from Exhibit 10.3 to YUM’s Quarterly Report on Form 10-Q filed on August 7, 2025.

10.14.12†
Yum! Brands, Inc. 2025 Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement – CEO Award (2025), as effective May 20, 2025, which is incorporated by reference from Exhibit 10.4 to YUM’s Quarterly Report on Form 10-Q filed on August 7, 2025.

Exhibit Number	Description of Exhibits

10.15†	YUM! Brands Leadership Retirement Plan, as in effect January 1, 2005, which is incorporated by reference from Exhibit 10.32 to YUM’s Quarterly Report on Form 10-Q for the quarter ended March 24, 2007.

10.15.1†
YUM! Brands Leadership Retirement Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended and Restated as of January 1, 2021, which is incorporated by reference from Exhibit 10.14.1 to YUM’s Annual Report on Form 10-K filed on February 23, 2022.

10.16	YUM! Performance Share Plan, as amended and restated January 1, 2013, which is incorporated by reference from Exhibit 10.1 to YUM’s Quarterly Report on Form 10-Q for the quarter ended June 13, 2015.

10.17†
YUM! Brands Third Country National Retirement Plan, as effective January 1, 2009, which is incorporated by reference from Exhibit 10.25 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.17.1†
YUM! Brands Third Country National Retirement Plan Amendment, as effective January 1, 2021, which is incorporated by reference from Exhibit 10.16.1 to YUM’s Annual Report on Form 10-K filed on February 23, 2022.

10.18†
2010 YUM! Brands Supplemental Long Term Disability Coverage Summary, as effective January 1, 2010, which is incorporated by reference from Exhibit 10.26 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

10.19
Indenture, dated as of June 15, 2017, by and among KFC Holding Co., Pizza Hut Holdings, LLC and Taco Bell of America, LLC, as issuers, the Guarantors named therein and The Bank of New York Mellon Trust Company , N.A., as trustee, which is incorporated by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on June 16, 2017.

10.20
Second Amended and Restated Base Indenture, dated as of September 24, 2025, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A., as trustee and the Series 2025-1 securities intermediary, which is incorporated by reference from Exhibit 10.1 to YUM's Report on Form 8-K filed on September 30, 2025.

10.20.1
Series 2018-1 Supplement to Base Indenture, dated as of November 28, 2018, by and between the Issuer and Citibank, N.A. as Trustee and Series 2018-1 securities intermediary, which is incorporated by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on December 3, 2018.

10.20.2
Series 2021-1 Supplement to Amended and Restated Base Indenture, dated as of August 19, 2021, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A. as trustee and Series 2021-1 securities intermediary, which is incorporated by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on August 25, 2021.

10.20.3
Series 2025-1 Supplement to Second Amended and Restated Base Indenture, dated as of September 24, 2025, by and between Taco Bell Funding, LLC, as issuer, and Citibank, N.A., as trustee and Series 2025-1 securities intermediary, which is incorporated by reference from Exhibit 10.2 to YUM's Report on Form 8-K filed on September 30, 2025.

10.21
Guarantee and Collateral Agreement, dated as of May 11, 2016, by Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC and Taco Bell Franchisor Holdings, LLC in favor of Citibank, N.A., which is incorporated by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on May 16, 2016.

10.22
Second Amended and Restated Management Agreement, dated as of September 24, 2025, by and among Taco Bell Funding, LLC, as issuer, Taco Bell Franchise Holder 1, LLC, Taco Bell Franchisor, LLC, Taco Bell IP Holder, LLC, Taco Bell Franchisor Holdings, LLC, and Taco Bell Corp., as manager, and Citibank, N.A., as trustee, which is incorporated by reference from Exhibit 10.3 to YUM's Report on Form 8-K filed on September 30, 2025.

Exhibit Number	Description of Exhibits

10.23
Indenture, dated as of September 11, 2019, by and between Yum and The Bank of New York Mellon Trust Company, N.A., as trustee, which is incorporated by reference from Exhibit 4.1 to YUM’s Report on Form 8-K filed on September 16, 2019.

10.24
Master License Agreement, dated as of October 31, 2016, by and between Yum! Restaurants Asia Pte. Ltd. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated by reference from Exhibit 10.1 to YUM’s Report on Form 8-K filed on November 3, 2016.

10.24.1
Confirmatory License Agreement, dated as of January 1, 2020, by and between YRI China Franchising, LLC and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated by reference from Exhibit 10.26.1 to YUM’s Annual Report on Form 10-K for the fiscal y ear ended December 31, 2020.

10.24.2
Amendment No. 1 to Master License Agreement, dated as of April 15, 2022, by and between Yum! Restaurants Asia Pte. Ltd. And Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated by reference from Exhibit 10.26.1 to YUM’s Quarterly Report on Form 10-Q filed on May 10, 2022.

10.25
Tax Matters Agreement, dated as of October 31, 2016, by and among YUM, Yum China Holdings, Inc. and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated by reference from Exhibit 10.2 to YUM’s Report on Form 8-K filed on November 3, 2016.

10.26†
Resignation and Transition Services Agreement, dated as of January 10, 2025, by and between Kentucky Fried Chicken Canada Company, YUM! Brands, Inc. and Sabir Sami, which is incorporated by reference from Exhibit 10.24 to YUM’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2024.

10.27†
Separation Agreement, General Release and Covenant Not to Sue, dated as of August 13, 2024, and revised as of August 16, 2024, by and between Yum Restaurant Services Group, LLC and Scott Catlett, which is incorporated by reference from Exhibit 10.1 to YUM’s Quarterly Report on Form 10-Q filed on May 7, 2025.

10.27.1†
Amendment to Separation Agreement, General Release and Covenant Not to Sue, executed July 5, 2025, by and between Yum Restaurant Services Group, LLC and Scott Catlett, which is incorporated by reference from Exhibit 10.4 to YUM’s Quarterly Report on Form 10-Q filed on November 7, 2025.

10.28†	CEO Offer Letter dated June 13, 2025, between the Company and Christopher Turner, which is incorporated by reference from Exhibit 10.5 to YUM’s Quarterly Report on Form 10-Q filed on August 7, 2025.

10.29†
Special Advisor Offer Letter dated September 23, 2025, between the Company and David Gibbs, which is incorporated by reference from Exhibit 10.5 to YUM’s Quarterly Report on Form 10-Q filed on November 7, 2025.

10.30†
Chief Consumer Officer Offer Letter dated August 28, 2025, between Yum Restaurant Services Group, LLC and Sean Tresvant, which is incorporated by reference from Exhibit 10.6 to YUM’s Quarterly Report on Form 10-Q filed on November 7, 2025.

19.1
YUM! Brands, Inc. Policy Regarding Transactions in YUM! Securities By Covered Employees and Disclosure of Material Nonpublic Information, which is incorporated by reference from Exhibit 19.1 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

19.2
YUM! Brands, Inc. Policy Regarding Transactions in YUM! Securities By Executive Officers, which is incorporated by reference from Exhibit 19.2 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

19.3
YUM! Brands, Inc. Policy Regarding Transactions in YUM! Securities By Directors, which is incorporated by reference from Exhibit 19.3 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

19.4
Insider Trading Provisions from YUM! Brands, Inc. Global Code of Conduct, which is incorporated by reference from Exhibit 19.4 to YUM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

21.1	Active Subsidiaries of YUM.

23.1	Consent of KPMG LLP.

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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