Form 10-Q
period 2026-03-31
YUM BRANDS INC
filed 2026-05-06
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of May 1, 2026, was 275,621,202 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended
Revenues	3/31/2026	3/31/2025
Company sales	$785	$607
Franchise and property revenues	856	785
Franchise contributions for advertising and other services	418	395
Total revenues	2,059	1,787
Costs and Expenses, Net
Company restaurant expenses	677	520
General and administrative expenses	322	302
Franchise and property expenses	43	34
Franchise advertising and other services expense	419	396
Refranchising (gain) loss	(1)	(5)
Other (income) expense	(45)	(8)
Total costs and expenses, net	1,415	1,239
Operating Profit	644	548
Investment (income) expense, net	—	(1)
Other pension (income) expense	—	—
Interest expense, net	128	120
Income Before Income Taxes	516	429
Income tax provision	84	176
Net Income	$432	$253

Basic Earnings Per Common Share	$1.56	$0.91

Diluted Earnings Per Common Share	$1.55	$0.90

Dividends Declared Per Common Share	$0.75	$0.71

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2026	3/31/2025

Net Income	$432	$253
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	(4)	25
Reclassification of adjustments and (gains) losses into Net Income	—	—
	(4)	25
Tax (expense) benefit	—	—
	(4)	25
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—
Reclassification of (gains) losses into Net Income	1	2
	1	2
Tax (expense) benefit	(1)	—
	—	2
Changes in derivative instruments
Unrealized gains (losses) arising during the period	11	1
Reclassification of (gains) losses into Net Income	(6)	(8)
	5	(7)
Tax (expense) benefit	(1)	2
	4	(5)

Other comprehensive income (loss), net of tax	—	22
Comprehensive Income	$432	$275

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended
	3/31/2026	3/31/2025
Cash Flows – Operating Activities
Net Income	$432	$253
Depreciation and amortization	60	45
Refranchising (gain) loss	(1)	(5)
Deferred income taxes	13	8
Share-based compensation expense	24	21
Changes in accounts and notes receivable	28	71
Changes in prepaid expenses and other current assets	(24)	(57)
Changes in accounts payable and other current liabilities	(75)	(32)
Changes in income taxes payable	(19)	3
Other, net	(22)	97
Net Cash Provided by Operating Activities	416	404

Cash Flows – Investing Activities
Capital spending	(75)	(71)
Acquisitions of franchise restaurants	(5)	(16)
Proceeds from refranchising of restaurants	—	15
Maturities (purchases) of Short term investments, net	—	90
Other, net	—	(16)
Net Cash (Used in) Provided by Investing Activities	(80)	2

Cash Flows – Financing Activities
Repayments of long-term debt	(8)	(5)
Revolving credit facility, three months or less, net	50	24
Repurchase shares of Common Stock	(185)	(229)
Dividends paid on Common Stock	(207)	(198)
Other, net	(25)	(35)
Net Cash Used in Financing Activities	(375)	(443)
Effect of Exchange Rates on Cash and Cash Equivalents	5	10
Net Decrease in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(34)	(25)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	923	807
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$889	$782

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	3/31/2026	12/31/2025
ASSETS
Current Assets
Cash and cash equivalents	$689	$709
Accounts and notes receivable, net	828	841
Prepaid expenses and other current assets	513	490
Total Current Assets	2,030	2,040

Property, plant and equipment, net	1,622	1,605
Goodwill	971	969
Intangible assets, net	899	909
Other assets	1,738	1,708
Deferred income taxes	952	965
Total Assets	$8,211	$8,197

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,342	$1,433
Income taxes payable	35	46
Short-term borrowings	1,741	38
Total Current Liabilities	3,118	1,516

Long-term debt	10,213	11,872
Other liabilities and deferred credits	2,164	2,133
Total Liabilities	15,494	15,521

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 276 shares issued in 2026 and 277 shares issued in 2025	—	—
Accumulated deficit	(6,971)	(7,014)
Accumulated other comprehensive loss	(312)	(311)
Total Shareholders’ Deficit	(7,283)	(7,325)
Total Liabilities and Shareholders’ Deficit	$8,211	$8,197

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters ended March 31, 2026 and 2025
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at December 31, 2025	277	$—	$(7,014)	$(311)	$(7,325)
Net Income			432		432
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(4)	(4)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				—	—
Derivative instruments (net of tax impact of $1 million)				4	4
Comprehensive Income					432
Dividends declared			(208)		(208)
Repurchase of shares of Common Stock(1)	(1)	(5)	(181)		(186)
Employee share-based award exercises	1	(23)			(23)
Share-based compensation events		28			28
Balance at March 31, 2026	276	$—	$(6,971)	$(312)	$(7,283)

Balance at December 31, 2024	279	$—	$(7,256)	$(392)	$(7,648)
Net Income			253		253
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				25	25
Pension and post-retirement benefit plans				2	2
Derivative instruments (net of tax impact of $2 million)				(5)	(5)
Comprehensive Income					275
Dividends declared			(199)		(199)
Repurchase of shares of Common Stock(1)	(2)	—	(229)		(229)
Employee share-based award exercises	1	(26)	(3)		(29)
Share-based compensation events		26			26
Balance at March 31, 2025	278	$—	$(7,434)	$(371)	$(7,804)

(1)Includes excise tax on share repurchases

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular amounts in millions, except per share data)

Note 1 - Financial Statement Presentation

We have prepared our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States (“GAAP”) for complete financial statements.  Therefore, we suggest that the accompanying Financial Statements be read in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”).

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 63,000 restaurants in 155 countries and territories.  As of March 31, 2026, 97% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired and pizza categories, respectively. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of March 31, 2026, YUM consisted of four operating segments:

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2025 Form 10-K, the results of the interim periods presented. Our results of operations, comprehensive income, cash flows and changes in shareholders' deficit for these interim periods are not necessarily indicative of the results to be expected for the full year.

Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended March 31, 2026. These reclassifications had no effect on previously reported Net Income.

Note 2 - Restaurant Acquisitions

During the first quarter of 2026 and throughout 2025, we completed various restaurant acquisitions from franchisees, the most significant of which was the Taco Bell Southeast U.S. restaurant acquisition referenced below. In each transaction, the acquisition was accounted for as a business combination using the acquisition method of accounting. The allocation of the purchase price for each acquisition is based on management's analysis, which may include analysis performed by third party valuation specialists, as of the respective acquisition dates. In completing our purchase price allocations, we continue to obtain information to assist in determining the fair value of assets acquired and liabilities assumed during a one-year measurement period subsequent to the acquisition.

The financial results of all acquired restaurants have been included in our Condensed Consolidated Financial Statements since the respective dates of the acquisitions, which individually and in the aggregate, did not materially impact our results for the quarters ended March 31, 2026 and 2025, respectively. Pro forma financial information for the periods prior to acquisition is not presented due to the immaterial impact of the restaurant acquisitions on our Condensed Consolidated Financial Statements for both the 2026 and 2025 reporting periods.

Taco Bell Southeast U.S. Restaurant Acquisition

During the fourth quarter of 2025, we completed the acquisition of 128 Taco Bell restaurants across the Southeast U.S. from a franchisee. The acquisition provided YUM with an opportunity to improve and accelerate Taco Bell profitability, expand strategic leadership within the Taco Bell system and unlock significant unit development in the region. The purchase price to be allocated for accounting purposes was $666 million, which consisted of cash in the amount of $667 million, offset by the settlement of a net liability of $1 million related to our preexisting contractual relationship with the franchisee.

During the quarter ended March 31, 2026, we adjusted the preliminary estimate of identifiable net assets acquired (as recorded in the December 31, 2025 quarter of acquisition). The adjustments were not significant and we will continue to obtain information to assist in determining the fair value of net assets acquired during the remaining measurement period.

Note 3 - Earnings Per Common Share (“EPS”)

	Quarter ended
	2026	2025
Net Income	$432	$253

Weighted-average common shares outstanding (for basic calculation)	277	280
Effect of dilutive share-based employee compensation	2	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	279	282

Basic EPS	$1.56	$0.91

Diluted EPS	$1.55	$0.90
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.1	1.5

(a)These unexercised employee stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 4 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended March 31, 2026 and 2025 as indicated below.  All amounts exclude applicable transaction fees and excise taxes on share repurchases.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2026	2025	2026	2025	2026
May 2024	1,174	1,556	$185	$228	$874
Total	1,174	1,556	$185	$228	$874

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of March 31, 2026 we have remaining capacity to repurchase up to $0.9 billion of Common Stock under the May 2024 authorization.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at December 31, 2025, net of tax	$(161)	$(132)	$(18)	$(311)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(4)	(1)	8	3

(Gains) losses reclassified from AOCI, net of tax	—	1	(4)	(3)
	(4)	—	4	—
Balance at March 31, 2026, net of tax	$(166)	$(132)	$(14)	$(312)

Note 5 - Other (Income) Expense

	Quarter ended
	3/31/2026	3/31/2025
Foreign exchange net (gain) loss	$—	$(3)
Impairment and closure expense	2	1
Other(a)	(47)	(5)
Other (income) expense	$(45)	$(8)

(a)    The quarter ended March 31, 2026, includes income of approximately $44 million related to a credit card interchange fee litigation settlement, net of legal expenses, in which we were a plaintiff. This settlement was recorded to Unallocated Other income.

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

	3/31/2026	12/31/2025
Accounts and notes receivable, gross	$915	$901
Allowance for doubtful accounts	(88)	(60)
Accounts and notes receivable, net	$828	$841

Prepaid Expenses and Other Current Assets

	3/31/2026	12/31/2025
Income tax receivable	$118	$114
Restricted cash	176	192
Prepaid expenses	143	119
Other current assets	75	65
Prepaid expenses and other current assets	$513	$490

Property, Plant and Equipment, net

	3/31/2026	12/31/2025
Property, plant and equipment, gross	$3,139	$3,091
Accumulated depreciation and amortization	(1,517)	(1,485)
Property, plant and equipment, net	$1,622	$1,605

Other Assets	3/31/2026	12/31/2025
Operating lease right-of-use assets~~(a)~~	$1,231	$1,213
Franchise incentives	216	209
Other	292	286
Other assets	$1,738	$1,708

(a)    Non-current operating lease liabilities of $1,190 million and $1,174 million as of March 31, 2026 and December 31, 2025, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	3/31/2026	12/31/2025
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$689	$709
Restricted cash included in Prepaid expenses and other current assets(a)	176	192
Restricted cash and restricted cash equivalents included in Other assets(b)	22	23
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$889	$923

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 7 - Income Taxes

	Quarter ended
	2026	2025
Income tax provision	$84	$176
Effective tax rate	16.2%	41.0%

Our first quarter 2026 effective tax rate was impacted by:

•Favorable impacts from newly effective provisions of the One Big Beautiful Bill Act;
•The continuation of our internal reorganization to consolidate our Pizza Hut legal entities and assets into two isolated ownership structures by aligning the legal ownership, simplifying the organizational footprint and consolidating the Pizza Hut domestic and international businesses. As a result, we recorded a net tax benefit of $22 million primarily resulting from recording a deferred tax asset associated with a step-up in amortizable tax basis in intellectual property rights that were transferred to international subsidiaries;
•A $16 million deferred tax benefit associated with releasing valuation allowances against deferred tax assets in certain foreign jurisdictions; and
•A $13 million unfavorable adjustment to tax expense associated with our decision to exit Russia in 2022.

Our first quarter 2025 effective tax rate was unfavorably impacted by $92 million in tax expense related to establishing a reserve associated with a Mexican subsidiary's ability to utilize certain losses to offset recapture gains.

Note 8 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 3/31/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$26	$368	$13	$126	$532
Franchise revenues	42	226	56	2	327
Property revenues	3	8	1	1	13
Franchise contributions for advertising and other services	11	170	65	1	248

China
Franchise revenues	76	—	19	—	96

Other
Company sales	230	3	19	—	252
Franchise revenues	327	17	65	—	409
Property revenues	12	—	—	—	12
Franchise contributions for advertising and other services	151	4	14	—	170
	$879	$797	$253	$130	$2,059

	Quarter ended 3/31/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$23	$261	$3	$125	$412
Franchise revenues	42	211	63	2	318
Property revenues	3	9	1	1	14
Franchise contributions for advertising and other services	9	157	69	1	236

China
Franchise revenues	69	—	17	—	86

Other
Company sales	193	2	—	—	195
Franchise revenues	283	14	61	—	358
Property revenues	10	—	—	—	10
Franchise contributions for advertising and other services	140	3	16	—	159
	$773	$657	$231	$128	$1,788	(a)

(a)    Does not include a charge of $1 million to Unallocated Franchise revenues during the quarter ended March 31, 2025.

Contract Liabilities

Our contract liabilities are comprised of unamortized upfront fees received from franchisees and are presented within Accounts payable and other current liabilities and Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets. A summary of significant changes to the contract liability balance during 2026 is presented below.

Deferred Franchise Fees
Balance at December 31, 2025	$443
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(21)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	14
Other(a)	(1)
Balance at March 31, 2026	$434

(a)    Primarily includes the impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$74
1 - 2 years	65
2 - 3 years	57
3 - 4 years	50
4 - 5 years	44
Thereafter	144
Total	$434

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

	Quarter ended 3/31/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$255	$372	$32	$126	$785
Franchise and property revenues	461	251	142	3	856
Franchise contributions for advertising and other services	163	175	80	1	418
	879	797	253	130	2,059

Less:
Company restaurant expenses	229	284	31	121	665
General and administrative expenses	87	53	59	13	211
Franchise and property expenses	19	6	17	1	43
Franchise advertising and other services expense	161	173	84	1	419
Other (income) expense	—	1	(3)	1	—
Division Operating Profit (Loss)	$383	$281	$64	$(7)	$721

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(111)
Unallocated Company restaurant expenses(c)					(12)
Unallocated Refranchising gain (loss)					1
Unallocated Other income (expense)(d)					45
Consolidated Operating Profit					644
Investment income (expense), net					—
Other pension income (expense)					—
Interest expense, net					(128)
Income before income taxes					$516

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$13	$28	$6	$7	$6	$60
Capital Spending	25	22	2	15	12	(75)

	Quarter ended 3/31/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$216	$263	$3	$125	$607
Franchise and property revenues	407	234	143	2	786
Franchise contributions for advertising and other services	149	160	85	1	395
	773	657	231	128	1,788

Less:
Company restaurant expenses	196	204	4	114	518
General and administrative expenses	80	49	55	13	197
Franchise and property expenses	16	6	11	1	34
Franchise advertising and other services expense	149	157	89	1	396
Other (income) expense	—	—	(2)	—	(2)
Division Operating Profit (Loss)	$331	$241	$74	$(1)	$646

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(105)
Unallocated Company restaurant expenses(c)					(3)
Unallocated Franchise and property revenues					(1)
Unallocated Refranchising gain (loss)					5
Unallocated Other income (expense)					6
Consolidated Operating Profit					548
Investment income (expense), net					1
Other pension income (expense)					—
Interest expense, net					(120)
Income before income taxes					$429

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$11	$16	$4	$7	$7	$45
Capital Spending	18	31	5	6	11	71

Revenues by Country(f)

	Quarter ended
	2026	2025
United States	$1,120	$980
United Kingdom	255	206
Other	684	601
	$2,059	$1,787

(a)Amounts have not been allocated to any segment for performance reporting purposes.

(b)Corporate and unallocated G&A expenses include charges of $37 million in the quarter ended March 31, 2026, related to our Pizza Hut strategic options review, a charge of $17 million in the quarter ended March 31, 2025, related to our resource optimization program and charges of $1 million and $7 million in the quarters ended March 31, 2026 and 2025, respectively, related to our brand headquarters consolidation.

(c)Unallocated Company restaurant expenses include amortization of reacquired franchise rights.

(d)Unallocated Other income (expense) includes income of $44 million, net of legal expenses, in the quarter ended March 31, 2026, related to a credit card interchange fee litigation settlement in which we were a plaintiff.

(e)The amounts of depreciation and amortization disclosed by reportable segment are primarily included within the segment expense captions of Company restaurant expenses and G&A expenses.

(f)The United States and United Kingdom represented 10% or more of our total revenues for all periods presented.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended
	2026	2025
Service cost	$1	$1
Interest cost	10	11
Expected return on plan assets	(12)	(13)
Amortization of net (gain) / loss	1	—
Net periodic benefit cost (income)	$—	$(1)

Additional loss recognized due to settlements(a)	$—	$1

(a)Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. This loss was recorded in Other pension (income) expense.

Note 11 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	3/31/2026	12/31/2025
Current maturities of long-term debt	$1,751	$39
Other	—	2
	1,751	41
Less current portion of debt issuance costs and discounts	(10)	(3)
Short-term borrowings	$1,741	$38

Long-term Debt
Securitization Notes	$4,306	$4,306
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	350	300
Term Loan A Facility	491	494
Term Loan B Facility	1,425	1,429
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations	146	148
	$12,018	$11,976
Less long-term portion of debt issuance costs and discounts	(56)	(66)
Less current maturities of long-term debt	(1,751)	(39)
Long-term debt	$10,213	$11,872

The Term Loan A Facility and the Revolving Facility will mature on the earliest of (i) April 26, 2029, (ii) the date that is 91 days prior to the March 15, 2028 maturity of the existing Term Loan B Facility if more than $250 million of such Term Loan B remains outstanding as of such date or (iii) the date that is 91 days prior to the June 1, 2027 maturity of the existing Subsidiary Senior Unsecured Notes if more than $250 million of such Subsidiary Senior Unsecured Notes remain outstanding as of such date. Given the $750 million in Subsidiary Senior Unsecured Notes outstanding at March 31, 2026, the maturity date of the Term Loan A Facility and Revolving Facility will occur less than 12 months from the balance sheet date of these Condensed Consolidated Financial Statements if the Company has not paid nor refinanced at least $500 million of the Subsidiary Senior Unsecured Notes 91 days prior to June 1, 2027. As such, the outstanding borrowings of the Term Loan A Facility and the Revolving Facility have been classified as Short-term borrowings in the Condensed Consolidated Balance Sheets as of March 31, 2026.

Details of our Short-term borrowings and Long-term debt as of December 31, 2025 can be found within our 2025 Form 10-K.

Cash paid for interest during the quarters ended March 31, 2026 and 2025, was $107 million and $102 million, respectively.

Note 12 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in foreign currency exchange rates, interest rates and deferred compensation liabilities. As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At March 31, 2026, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Foreign Currency Contracts

We utilized foreign currency forward contracts with a U.S. dollar notional amount of approximately $75 million to reduce the foreign currency exposure relating to our net investment in certain Indian rupee functional currency operations during the quarter ended March 31, 2026. These forward contracts are designated as a net investment hedge and the related mark-to-market adjustments are being recorded as a cumulative translation adjustment within AOCI. These foreign currency forward contracts did not have a material impact on our Condensed Consolidated Financial Statements for the quarter ended March 31, 2026.

Interest Rate Swaps

We have utilized interest rate swaps to fix the interest rate on $1.5 billion of borrowings, primarily under our Term Loan B Facility, through March 2028. The interest rate swaps have been designated as a cash flow hedge and to date have been highly effective. The current rate on the swapped portion of the Term Loan B Facility (excluding debt issuance costs) is 5.09%.

Gains or losses on the interest rate swaps are reported as a component of AOCI and reclassified into Interest expense, net in our Condensed Consolidated Statements of Income in the same period or periods during which the related hedged interest payments affect earnings.

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2026	2025	2026	2025

Interest rate swaps	$10	$—	$(1)	$(5)

Income tax benefit/(expense)	(3)	—	—	1

As of March 31, 2026, the estimated net gain included in AOCI related to our interest rate swaps that will be reclassified into earnings in the next 12 months is $4 million, based on current Secured Overnight Financing (“SOFR”) interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both March 31, 2026 and December 31, 2025, was not significant.

See Note 13 for the fair value of our derivative assets and liabilities.

Note 13 - Fair Value Disclosures

As of March 31, 2026, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	3/31/2026		12/31/2025
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$4,306	$4,151	$4,306	$4,160
Subsidiary Senior Unsecured Notes(b)	750	762	750	753
Term Loan A Facility(b)	491	489	494	492
Term Loan B Facility(b)	1,425	1,434	1,429	1,440
YUM Senior Unsecured Notes(b)	4,550	4,478	4,550	4,581

(a)    We estimated the fair value of the Securitization Notes using market quotes and calculations. The markets in which the Securitization Notes trade are not considered active markets.

(b)    We estimated the fair value of the YUM and Subsidiary Senior Unsecured Notes, Term Loan A Facility and Term Loan B Facility using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The fair values of the assets and liabilities of the Company that are required to be measured at fair value on a recurring basis (see Note 12 for discussion regarding derivative instruments) were not significant at March 31, 2026 or December 31, 2025.

Note 14 - Contingencies

Internal Revenue Service Proposed Adjustment

Following an Internal Revenue Service (“IRS”) audit for the 2013 to 2015 fiscal years, we were unable to resolve underpayments of tax that the IRS proposed resulting from that audit using the IRS Appeals process, a pre-litigation, alternative dispute resolution tool. The IRS asserts an underpayment of tax of approximately $2.1 billion plus $418 million in penalties for fiscal year 2014. Both amounts are subject to interest, with interest of approximately $2.2 billion accruing through March 31, 2026. Those amounts relate primarily to a series of reorganizations that we undertook in 2014 in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of March 31, 2026, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $325 million. The present value of these potential payments discounted at our pre-tax cost of debt at March 31, 2026, was approximately $275 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of March 31, 2026, was not material.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $120 million. Of this amount, $115 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. Hearings before an administrative tribunal as well as the Delhi High Court have been continued and rescheduled, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following Management's Discussion and Analysis (“MD&A”), should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, (“2025 Form 10-K”). All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified.

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

Through our Recipe for Good Growth, our mission is to grow iconic restaurant brands globally that are loved, trusted and connected:

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

In 2026 and beyond, we intend to drive the next chapter of growth for YUM by Raising the B.A.R. through three clear priorities that reflect bold aspirations and a commitment to industry-leading performance:

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

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

Quarterly Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+2	+7	+16	+9
Taco Bell Division	+10	+8	+3	+16	+16
Pizza Hut Division	Even	Even	+1	(14)	(16)
Worldwide	+6	+3	+5	+17	+6

Additionally:

•Foreign currency translation positively impacted Divisional Operating Profit by $25 million for the quarter ended March 31, 2026.
•Gross unit openings for the quarter were 1,030 units resulting in 400 net new units.

	First Quarter
	2026	2025	% Change
GAAP EPS	$1.55	$0.90	+72
Less Special Items EPS	$0.05	$(0.40)	NM
EPS Excluding Special Items	$1.50	$1.30	+15

Worldwide

GAAP Results

	Quarter ended
	2026	2025	% B/(W)
Company sales	$785	$607	29
Franchise and property revenues	856	785	9
Franchise contributions for advertising and other services	418	395	6
Total revenues	2,059	1,787	15

Company restaurant expenses	677	520	(30)
G&A expenses	322	302	(7)
Franchise and property expenses	43	34	(28)
Franchise advertising and other services expense	419	396	(6)
Refranchising (gain) loss	(1)	(5)	(79)
Other (income) expense	(45)	(8)	NM
Total costs and expenses, net	1,415	1,239	(14)
Operating Profit	644	548	17

Investment (income) expense, net	—	(1)	(94)
Other pension (income) expense	—	—	(7)
Interest expense, net	128	120	(7)
Income before income taxes	516	429	20
Income tax provision	84	176	52
Net Income	$432	$253	71

Diluted EPS(a)	$1.55	$0.90	72
Effective tax rate	16.2%	41.0%	24.8	ppts.

(a)See Note 3 for the number of shares used in this calculation.

Performance Metrics

Unit Count	3/31/2026	3/31/2025	% Increase (Decrease)
Franchise	62,053	59,581	4
Company-owned	1,632	1,305	25
Total	63,685	60,886	5

	Quarter ended
	2026	2025
Same-store Sales Growth (Decline) %	3	3
System Sales Growth %, reported	10	3
System Sales Growth %, excluding FX	6	5

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended
	2026	2025

Consolidated
Company sales(a)	$785	$607
Franchise sales	16,218	14,896
System sales	17,003	15,503
Negative (Positive) Foreign Currency Impact(b)	(586)	N/A
System sales, excluding FX	$16,417	$15,503

KFC Division
Company sales(a)	$255	$216
Franchise sales	9,073	8,124
System sales	9,328	8,340
Negative (Positive) Foreign Currency Impact(b)	(476)	N/A
System sales, excluding FX	$8,852	$8,340

Taco Bell Division
Company sales(a)	$372	$263
Franchise sales	4,022	3,717
System sales	4,394	3,980
Negative (Positive) Foreign Currency Impact(b)	(16)	N/A
System sales, excluding FX	$4,378	$3,980

Pizza Hut Division
Company sales(a)	$32	$3
Franchise sales	3,083	3,025
System sales	3,114	3,028
Negative (Positive) Foreign Currency Impact(b)	(94)	N/A
System sales, excluding FX	$3,020	$3,028

Habit Burger & Grill Division
Company sales(a)	$126	$125
Franchise sales	40	30
System sales	166	155
Negative (Positive) Foreign Currency Impact(b)	—	N/A
System sales, excluding FX	$166	$155

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended
	2026	2025
Core Operating Profit Growth %	6	8
Diluted EPS Growth %, excluding Special Items	15	13
Effective Tax Rate excluding Special Items	18.0%	19.8%

Company restaurant profit	$107	$87
Company restaurant margin %	13.7%	14.3%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended
	2026	2025
Consolidated
GAAP Operating Profit	$644	$548
Detail of Special Items:
Charges associated with Pizza Hut Strategic Options Review(a)	37	—
Charges associated with Brand HQ Consolidation(b)	1	7
Charges associated with Resource Optimization	—	17
Income from Litigation Settlement(c)	(44)	—
Other Special Items (Income) Expense	—	2
Special Items (Benefit) Expense - Operating Profit	(6)	27
Positive Foreign Currency Impact on Division Operating Profit	(25)	N/A
Core Operating Profit	$612	$575

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Statements of Income Line Item
Decrease in Franchise and property revenues	$—	$1
Increase in General and administrative expenses	38	28
Increase in Other (income) expense	(44)	(2)
Special Items (Benefit) Expense - Operating Profit	$(6)	$27

KFC Division
GAAP Operating Profit	$383	$331
Negative (Positive) Foreign Currency Impact	(23)	N/A
Core Operating Profit	$361	$331

Taco Bell Division
GAAP Operating Profit	$281	$241
Negative (Positive) Foreign Currency Impact	(1)	N/A
Core Operating Profit	$280	$241

Pizza Hut Division
GAAP Operating Profit	$64	$74
Negative (Positive) Foreign Currency Impact	(2)	N/A
Core Operating Profit	$62	$74

Habit Burger & Grill Division
GAAP Operating Profit (Loss)	$(7)	$(1)
Negative (Positive) Foreign Currency Impact	—	N/A
Core Operating Profit (Loss)	$(7)	$(1)

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$432	$253
Special Items (Benefit) Expense - Operating Profit	(6)	27
Special Items Tax (Benefit) Expense(d)	(8)	86
Net Income excluding Special Items	$418	$366

	Quarter ended
	2026	2025
Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$1.55	$0.90
Less Special Items Diluted EPS	0.05	(0.40)
Diluted EPS excluding Special Items	$1.50	$1.30

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	16.2%	41.0%
Impact on Tax Rate as a result of Special Items	(1.8)%	21.2%
Effective Tax Rate excluding Special Items	18.0%	19.8%

(a)    In 2025, we began a review of strategic options for the Pizza Hut brand. During the quarter ended March 31, 2026, we incurred charges of $37 million to Corporate and unallocated General and administrative expenses, which primarily included third-party advising costs associated with this strategic options review. Given the significance of the costs expected to be incurred through the course of this strategic options review, we have reflected such amounts as Special Items.

(b)In 2025, we decided to designate two brand headquarters in the U.S., located in Plano, Texas and Irvine, California, to foster greater collaboration among brands and employees. This involved relocating the KFC U.S. corporate office to the KFC Global headquarters and requiring the majority of our U.S.-based remote employees to relocate to an appropriate headquarter office. We also decided to relocate our YUM Corporate headquarters to a new space in Louisville, Kentucky and accordingly, donated our existing space. Costs incurred to date primarily include severance for the employees who chose not to relocate and consultant fees. As a result of these decisions, we recorded charges of approximately $1 million and $7 million during the quarters ended March 31, 2026 and 2025, respectively, to Corporate and unallocated General and administrative expenses. Due to their scope and size, these charges have been reflected as Special Items.

(c)During the quarter ended March 31, 2026, we received approximately $44 million, net of legal expenses, related to a credit card interchange fee litigation settlement in which we were a plaintiff. This settlement was recorded to Unallocated Other (income) expense. Due to the nature and size of the settlement, including the years to which the litigation related, it has been reflected as a Special Item within Other income.

(d)The below table includes the detail of Special Items Tax (Benefit) Expense:

	Quarter ended
	3/31/2026	3/31/2025
Tax Expense (Benefit) on Special Items (Benefit) Expense - Operating Profit	$2	$(7)
Tax Expense - Foreign tax reserve	—	92
Tax (Benefit) - Intra-entity transfers and valuations of intellectual property	(22)	—
Tax Expense - Other Income tax impacts recorded as Special	13	—
Special Items Tax (Benefit) Expense	$(8)	$86

Tax Expense (Benefit) on Special Items (Benefit) Expense - Operating Profit was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Tax (Benefit) - Intra-entity transfers and valuations of intellectual property in the quarter ended March 31, 2026, reflects the tax benefit resulting from an internal reorganization to consolidate our Pizza Hut legal entities and assets into two isolated ownership structures by aligning the legal ownership, simplifying the organizational footprint and consolidating the Pizza Hut domestic and international business. As part of this reorganization, certain Pizza Hut intellectual property ("IP") rights from subsidiaries in the U.S. were transferred to international subsidiaries resulting in a step-up in amortizable tax basis of those IP rights. This reorganization began in the fourth quarter of 2025 in connection with our Pizza Hut strategic options review.

Tax Expense - Other Income tax impacts recorded as Special in the quarter ended March 31, 2026, includes a $13 million adjustment to tax expense associated with our decision to exit Russia. Consistent with previously recorded impacts associated with our decision to exit Russia, this adjustment was recorded as a Special Item.

Tax Expense - Foreign tax reserve in the quarter ended March 31, 2025, is associated with a reserve, and the related ongoing foreign exchange and inflationary adjustments, associated with a change in management's judgment around a Mexican subsidiary's ability to utilize losses to offset recapture gains triggered by a historical tax deconsolidation in Mexico. This expense was reflected as a Special Item due to its size and the time elapsed since the years to which the reserve relates.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 3/31/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$383	$281	$64	$(7)	$(77)	$644
Less:
Franchise and property revenues	461	251	142	3	—	856
Franchise contributions for advertising and other services	163	175	80	1	—	418
Add:
General and administrative expenses	87	53	59	13	111	322
Franchise and property expenses	19	6	17	1	—	43
Franchise advertising and other services expense	161	173	84	1	—	419
Refranchising (gain) loss	—	—	—	—	(1)	(1)
Other (income) expense	—	1	(3)	1	(45)	(45)
Company restaurant profit (loss)	$26	$88	$1	$5	$(12)	$107
Company sales	$255	$372	$32	$126	$—	$785
Company restaurant margin %	10.3%	23.6%	1.8%	3.7%	N/A	13.7%

	Quarter ended 3/31/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$331	$241	$74	$(1)	$(98)	$548
Less:
Franchise and property revenues	407	234	143	2	(1)	785
Franchise contributions for advertising and other services	149	160	85	1	—	395
Add:
General and administrative expenses	80	49	55	13	105	302
Franchise and property expenses	16	6	11	1	—	34
Franchise advertising and other services expense	149	157	89	1	—	396
Refranchising (gain) loss	—	—	—	—	(5)	(5)
Other (income) expense	—	—	(2)	—	(6)	(8)
Company restaurant profit (loss)	$20	$59	$—	$11	$(3)	$87
Company sales	$216	$263	$3	$125	$—	$607
Company restaurant margin %	9.3%	22.4%	(6.1)%	8.6%	N/A	14.3%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2026 and/or 2025 and/or are reasonably likely to impact future results. See also the Detail of Special Items in this MD&A for other items impacting results in 2026 or 2025.

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

In January 2026, we launched the Hut Forward program that represents a bridge to a longer-term acceleration of the Pizza Hut brand. This program includes alignment on a vibrant marketing plan, modernization of certain technology and franchise agreements and a YUM contribution to marketing support, along with the approval of some targeted closures of underperforming units. The YUM contribution for incremental marketing in the quarter ended March 31, 2026, is being recognized as advertising expense throughout 2026.

Additionally, we incurred certain other costs during the quarter ended March 31, 2026 associated with this strategic review (see Detail of Special Items section of this MD&A) and expect to incur further costs of a currently indeterminate amount as this strategic options review progresses.

KFC Division

The KFC Division has 34,332 units, 90% of which are located outside the U.S. Additionally, 98% of the KFC Division units were operated by franchisees as of March 31, 2026.

	Quarter ended
			% B/(W)
	2026	2025	Reported		Ex FX
System Sales	$9,328	$8,340	12		6
Same-Store Sales Growth (Decline) %	2	2	N/A		N/A

Company sales	$255	$216	18		10
Franchise and property revenues	461	407	13		7
Franchise contributions for advertising and other services	163	149	9		1
Total revenues	$879	$773	14		7

Company restaurant profit	$26	$20	30		18
Company restaurant margin %	10.3%	9.3%	1.0	ppts.	0.8	ppts.

G&A expenses	$87	$80	(8)		(4)
Franchise and property expenses	19	16	(19)		(12)
Franchise advertising and other services expense	161	149	(8)		—
Operating Profit	$383	$331	16		9

			% Increase (Decrease)
Unit Count	3/31/2026	3/31/2025
Franchise	33,815	31,524	7
Company-owned	517	474	9
Total	34,332	31,998	7

Company sales and Company restaurant margin %

The quarterly increase in Company sales, excluding the impacts of foreign currency translation, was driven by Company same-store sales growth of 5%, acquisitions of restaurants from franchisees and unit growth.

The quarterly increase in Company restaurant margin percentage was driven by Company same-store sales growth, partially offset by higher labor and other restaurant operating costs.

Franchise and property revenues

The quarterly increase in Franchise and property revenues, excluding the impacts of foreign currency translation, was driven by unit growth and franchise same-store sales growth of 2%.

G&A

The quarterly increase in G&A, excluding the impacts of foreign currency translation, was driven by higher headcount.

Operating Profit

The quarterly increase in Operating Profit, excluding the impacts of foreign currency translation, was driven by same-store sales growth and unit growth.

Taco Bell Division

The Taco Bell Division has 9,021 units, 86% of which are in the U.S. The Company owned 9% of the Taco Bell Division units in the U.S. as of March 31, 2026.

	Quarter ended
			% B/(W)
	2026	2025	Reported		Ex FX

System Sales	$4,394	$3,980	10		10
Same-Store Sales Growth %	8	9	N/A		N/A

Company sales	$372	$263	41		41
Franchise and property revenues	251	234	7		7
Franchise contributions for advertising and other services	175	160	9		9
Total revenues	$797	$657	21		21

Company restaurant profit	$88	$59	49		49
Company restaurant margin %	23.6%	22.4%	1.2	ppts.	1.3	ppts.

G&A expenses	$53	$49	(8)		(8)
Franchise and property expenses	6	6	Even		1
Franchise advertising and other services expense	173	157	(10)		(10)
Operating Profit	$281	$241	16		16

			% Increase (Decrease)
Unit Count	3/31/2026	3/31/2025
Franchise	8,346	8,218	2
Company-owned	675	505	34
Total	9,021	8,723	3

Company sales and Company restaurant margin %

The quarterly increase in Company sales was driven by acquisitions of restaurants from franchisees, company same-store sales growth of 6%, and unit growth.

The quarterly increase in Company restaurant margin percentage was driven by same store sales growth and the margin percentages of restaurants acquired from franchisees, partially offset by higher labor and other restaurant operating costs and commodity inflation (primarily beef).

Franchise and property revenues

The quarterly increase in Franchise and property revenues was driven by franchise same-store sales growth of 8% and unit growth partially offset by acquisitions.

G&A

The quarterly increase in G&A was driven by higher professional and legal fees and higher headcount.

Operating Profit

The quarterly increase in Operating Profit was driven by same-store sales growth, the impact of restaurants acquired from franchisees and unit growth, partially offset by higher restaurant operating costs and higher G&A.

Pizza Hut Division

The Pizza Hut Division has 19,944 units, 69% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of March 31, 2026.

	Quarter ended
			% B/(W)
	2026	2025	Reported		Ex FX

System Sales	$3,114	$3,028	3		Even
Same-Store Sales Growth (Decline) %	Even	(2)	N/A		N/A

Company sales	$32	$3	825		789
Franchise and property revenues	142	143	(1)		(3)
Franchise contributions for advertising and other services	80	85	(6)		(6)
Total revenues	$253	$231	10		7

Company restaurant profit (loss)	$1	$—	370		350
Company restaurant margin %	1.8%	(6.1)%	7.9	ppts.	7.8	ppts.

G&A expenses	$59	$55	(8)		(6)
Franchise and property expenses	17	11	(59)		(56)
Franchise advertising and other services expense	84	89	6		6
Operating Profit	$64	$74	(14)		(16)

			% Increase (Decrease)
Unit Count	3/31/2026	3/31/2025
Franchise	19,809	19,763	—
Company-owned	135	23	487
Total	19,944	19,786	1

Franchise and property revenues

The quarterly decrease in Franchise and property revenues, excluding the impact of foreign currency translation, was primarily driven by the impact of our acquisitions of restaurants from franchisees. Franchise same-store sales were flat in the quarter.

G&A

The quarterly increase in G&A, excluding the impact of foreign currency translation, was driven by the impact of G&A associated with operating restaurants acquired from franchisees.

Operating Profit

The quarterly decrease in Operating Profit, excluding the impact of foreign currency translation, was driven by higher advertising costs associated with the Pizza Hut U.S. Hut Forward program and the impact of operating restaurants acquired from franchisees.

Habit Burger & Grill Division

The Habit Burger & Grill Division has 388 units, all of which are in the U.S. The Company owned 79% of the Habit Burger & Grill Division units as of March 31, 2026.

	Quarter ended
			% B/(W)
	2026	2025	Reported
System Sales	$166	$155	7
Same-Store Sales Growth (Decline) %	5	(3)	N/A
Total revenues	$130	$128	1
Operating Profit (Loss)	$(7)	$(1)	(934)

Unit Count	3/31/2026	3/31/2025	% Increase (Decrease)
Franchise	83	76	9
Company-owned	305	303	1
Total	388	379	2

Corporate & Unallocated

	Quarter ended
(Expense) / Income	2026	2025	% B/(W)
Corporate and unallocated G&A	$(111)	$(105)	(5)
Unallocated Company restaurant expenses	(12)	(3)	(330)
Unallocated Franchise and property revenues	—	(1)	NM
Unallocated Refranchising gain (loss)	1	5	(79)
Unallocated Other income (expense) (See Note 5)	45	6	NM
Investment income (expense), net	—	1	(94)
Other pension income (expense)	—	—	(7)
Interest expense, net	(128)	(120)	(7)
Income tax provision (See Note 7)	(84)	(176)	52
Effective tax rate (See Note 7)	16.2%	41.0%	24.8	ppts.

Corporate and unallocated G&A

The quarterly increase in Corporate and Unallocated G&A expense was driven by costs associated with the Pizza Hut Strategic Options Review, partially offset by lapping costs associated with our Resource Optimization Program and Brand Headquarters Consolidation.

Unallocated Company restaurant expenses

Unallocated Company restaurant expenses include amortization of reacquired franchise rights. The quarterly increase was driven by the acquisitions of restaurants from franchisees in 2025.

Interest expense, net

The quarterly increase in Interest expense, net was driven by higher outstanding borrowings.

Consolidated Cash Flows

Net cash provided by operating activities was $416 million in 2026 versus $404 million in 2025. The increase was primarily driven by an increase in Operating Profit, partially offset by higher incentive compensation payments, the timing of spending on advertising and higher income tax payments.

Net cash used in investing activities was $80 million in 2026 versus net cash provided by investing activities of $2 million in 2025. The change was primarily driven by lapping maturities of short-term investments in the prior year.

Net cash used in financing activities was $375 million in 2026 versus $443 million in 2025. The change was primarily driven by lower current year share repurchases and higher current year net borrowings.

Liquidity and Capital Resources

We have historically generated substantial cash flows from our extensive franchise operations, which require a limited YUM investment, and from the operations of our Company-owned stores. Our annual operating cash flows were in excess of $2.0 billion in 2025 and we expect continued strong operating cash flows in 2026. It is our intent to use these operating cash flows to continue to invest in growing our business and pay a competitive dividend, with any remaining excess then returned to shareholders through share repurchases. Subject to market conditions, we expect to maintain our consolidated net leverage ratio at approximately 4.0x Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") over the medium term by issuing incremental debt as our business grows.

To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.5 billion Revolving Facility under our Credit Agreement which had $350 million outstanding as of March 31, 2026. Borrowings under our Revolving Facility in 2026 had original maturities of three months or less. We believe that our ongoing cash from operations, cash on hand, which was approximately $700 million at March 31, 2026, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2025 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Obligations and Interest Payments

As of March 31, 2026, approximately 96%, including the impact of interest rate swaps, of our $11.5 billion of total debt outstanding, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years and as mentioned above, we expect to maintain our net leverage ratio at approximately 4.0x EBITDA over the medium term by issuing incremental debt as our business grows. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of March 31, 2026.

	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes		$884	$595	$590	$1,000	$737	$500			$4,306
Credit Agreement	$21	34	1,424	438						1,916
Revolving Facility				350						350
Subsidiary Senior Unsecured Notes		750								750
YUM Senior Unsecured Notes					800	1,050	2,100	$325	$275	4,550
Total	$21	$1,668	$2,019	$1,377	$1,800	$1,787	$2,600	$325	$275	$11,872

A Term Loan A Facility that is part of the Credit Agreement and the Revolving Facility will mature on the earliest of (i) April 26, 2029, (ii) the date that is 91 days prior to the March 15, 2028 maturity of the existing Term Loan B Facility if more than $250 million of such Term Loan B Facility remains outstanding as of such date or (iii) the date that is 91 days prior to the June 1, 2027 maturity of the existing Subsidiary Senior Unsecured Notes if more than $250 million of such Subsidiary Senior Unsecured Notes remain outstanding as of such date. Given the $750 million in Subsidiary Senior Unsecured Notes oustanding as of March 31, 2026, the maturity date of the Term Loan A Facility and the Revolving Facility will occur less than 12 months from the balance sheet date of these Condensed Consolidated Financial Statements if the Company has not paid nor refinanced at least $500 million of the Subsidiary Senior Unsecured Notes 91 days prior to June 1, 2027. As such, the outstanding borrowings of the Term Loan A Facility and the Revolving Facility as of March 31, 2026 have been classified as Short-term borrowings in the Condensed Consolidated Balance Sheets as of March 31, 2026. We expect to refinance the $750 million of the existing Subsidiary Senior Unsecured Notes before 91 days prior to June 1, 2027, and as such, the table above reflects the April 26, 2029 anticipated repayment date for the Term Loan A Facility and the Revolving Facility.

See Note 11 for details on the Securitization Notes, the Credit Agreement, Revolving Facility, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. The standard is effective for the Company's Annual Report on Form 10-K for fiscal 2027, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of the standard on our disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended March 31, 2026, to the disclosures made in Item 7A of the Company’s 2025 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2026.

Forward-Looking Statements

Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and by the use of forward-looking words such as “expect,” “expectation,” “believe,” “anticipate,” “may,” “could,” “intend,” “belief,” “plan,” “estimate,” “target,” “predict,” “likely,” “seek,” “project,” “model,” “ongoing,” “will,” “should,” “forecast,” “outlook” or similar terminology. Forward-looking statements are based on and reflect our current expectations, estimates, assumptions and/or projections, our perception of historical trends and current conditions, as well as other factors that we believe are appropriate and reasonable under the circumstances. Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated by those statements. There can be no assurance that our expectations, estimates, assumptions and/or projections will be achieved. Factors that could cause actual results and events to differ materially from our expectations and forward-looking statements include (i) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this report, (ii) any risks and uncertainties described in the Risk Factors included in Part II, Item 1A of this report, (iii) the factors described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2025, and (iv) the risks and uncertainties described in the Risk Factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2025. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. We are not undertaking to update any of these statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Yum! Brands, Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheets of Yum! Brands, Inc. and subsidiaries (YUM) as of March 31, 2026, the related condensed consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of YUM as of December 31, 2025, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for the year then ended (not presented herein); and in our report dated February 20, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

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
May 5, 2026

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 14 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following tables provides information as of March 31, 2026, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
1/1/26-1/31/26	402	$153.95	402	$997

2/1/26-2/28/26	218	$161.43	218	$962

3/1/26-3/31/26	554	$158.62	554	$874
Total	1,174	$157.54	1,174	$874

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of March 31, 2026, we have remaining capacity to repurchase up to $0.9 billion of Common Stock under the May 2024 authorization.

Item 5. Other Information

Securities Trading Plans

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 (c) of Regulation S-K, except as follows:

Name/Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Tracy Skeans / Chief Operating Officer & Chief People & Culture Officer	Rule 10b5-1 trading plan	February 7, 2026	December 31, 2026	6,088 (1)	Sale Shares of Common Stock
				10,472 (2)	Sale of Shares of Common Stock
				26,660 (3)	Exercise of Stock Appreciation Rights and Sale of Resulting Shares of Common Stock

David Russell /SVP, Finance & Corporate Controller	Rule 10b5-1 trading plan	February 12, 2026	August 31, 2027	41,312(3)	Exercise of Stock Appreciation Rights and Sale of Resulting Shares of Common Stock

Aaron Powell / Chief Executive Officer, Pizza Hut Division	Rule 10b5-1 trading plan	February 17, 2026	December 31, 2026	24,005 (1)	Sale of Shares of Common Stock

(1)Represents the number of shares of common stock specified in the plan.

(2)Represents the target number of common shares underlying Performance Share Units specified in the Plan. The actual number of shares received and sold following distribution will depend on the target quantity adjusted based on performance multipliers. The shares distributed may be equal to, greater than, or less than the target quantity specified in the Plan.

(3)Represents the number of shares of common stock underlying the stock appreciation rights awards specified in the plan. The actual number of shares of common stock to be received and sold following the exercise of the awards will depend upon the appreciation in the value of the awards and the number of shares withheld for any taxes.

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm).

	10.1†	YUM! Brands Executive Income Deferral Program, Plan Document for the 409A Program, as effective January 1, 2005, and as Amended and Restated as of January 1, 2026, as attached herein.

	10.2†	YUM! Brands, Inc. 2025 Long Term Incentive Plan Form of Global YUM! Non-Qualified Stock Option Agreement (2026), as attached herein.

	10.3†	YUM! Brands, Inc. 2025 Long Term Incentive Plan Form of Global YUM! Stock Appreciation Rights Agreement (2026), as attached herein.

	10.4†	YUM! Brands, Inc. 2025 Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement (2026), as attached herein.

	10.5†	YUM! Brands Inc. 2025 Long Term Incentive Plan Form of Global Performance Share Unit Agreement (2026), as attached herein.

	10.6†	YUM! Brands, Inc. 2025 Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement – Three Year Cliff Vesting (2026), as attached herein.

	10.7†	YUM! Brands, Inc. 2025 Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement – Sign on (2026), as attached herein.

	10.8†	YUM! Brands, Inc. 2025 Long Term Incentive Plan Form of Global Restricted Stock Unit Agreement – CEO Award (2026), as attached herein.

	10.9†	YUM! Brands Leadership Retirement Plan, Plan Document for the 409A Program, as effective January 1, 2005, and as amended and restated as of January 1, 2026, as attached herein.

	10.10†	Retention Bonus Agreement dated October 26, 2025, between the Company and Aaron Powell, as attached herein.

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	May 5, 2026	/s/ David Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)