Form 10-Q
period 2026-06-30
YUM BRANDS INC
filed 2026-08-05
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of July 30, 2026, was 272,901,085 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Company sales	$837	$669	$1,622	$1,277
Franchise and property revenues	895	835	1,751	1,620
Franchise contributions for advertising and other services	438	428	856	823
Total revenues	2,169	1,933	4,228	3,720
Costs and Expenses, Net
Company restaurant expenses	700	560	1,378	1,081
General and administrative expenses	324	302	646	604
Franchise and property expenses	41	39	85	73
Franchise advertising and other services expense	444	428	863	824
Refranchising (gain) loss	(1)	(11)	(2)	(16)
Other (income) expense	6	(7)	(39)	(15)
Total costs and expenses, net	1,514	1,311	2,930	2,550
Operating Profit	655	622	1,299	1,170
Investment (income) expense, net	(6)	—	(6)	(1)
Other pension (income) expense	—	(1)	—	(1)
Interest expense, net	128	123	257	243
Income Before Income Taxes	533	499	1,049	929
Income tax (benefit) provision	(320)	125	(236)	301
Net Income	$853	$374	$1,285	$628

Basic Earnings Per Common Share	$3.10	$1.34	$4.65	$2.25

Diluted Earnings Per Common Share	$3.08	$1.33	$4.62	$2.23

Dividends Declared Per Common Share	$0.75	$0.71	$1.50	$1.42

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	6/30/2026	6/30/2025	6/30/2026	6/30/2025

Net Income	$853	$374	$1,285	$628
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	2	51	(2)	76
Reclassification of adjustments and (gains) losses into Net Income	—	—	—	—
	2	51	(2)	76
Tax (expense) benefit	—	—	—	—
	2	51	(2)	76
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—	—	—
Reclassification of (gains) losses into Net Income	1	—	2	2
	1	—	2	2
Tax (expense) benefit	—	—	(1)	—
	1	—	1	2
Changes in derivative instruments
Unrealized gains (losses) arising during the period	10	3	21	4
Reclassification of (gains) losses into Net Income	4	(3)	(2)	(11)
	14	—	19	(7)
Tax (expense) benefit	(4)	—	(5)	2
	10	—	14	(5)

Other comprehensive income (loss), net of tax	13	51	13	73
Comprehensive Income	$866	$426	$1,298	$701

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	6/30/2026	6/30/2025
Cash Flows – Operating Activities
Net Income	$1,285	$628
Depreciation and amortization	119	89
Refranchising (gain) loss	(2)	(16)
Deferred income taxes	(411)	12
Share-based compensation expense	35	37
Changes in accounts and notes receivable	16	34
Changes in prepaid expenses and other current assets	(43)	(47)
Changes in accounts payable and other current liabilities	(71)	(42)
Changes in income taxes payable	(17)	21
Other, net	12	134
Net Cash Provided by Operating Activities	923	850

Cash Flows – Investing Activities
Capital spending	(175)	(142)
Acquisitions of franchise restaurants	(5)	(98)
Proceeds from refranchising of restaurants	1	32
Maturities (purchases) of Short term investments, net	—	91
Other, net	10	(13)
Net Cash Used in Investing Activities	(169)	(130)

Cash Flows – Financing Activities
Repayments of long-term debt	(14)	(12)
Revolving credit facility, three months or less, net	375	50
Repurchase shares of Common Stock	(674)	(338)
Dividends paid on Common Stock	(413)	(395)
Other, net	(31)	(46)
Net Cash Used in Financing Activities	(757)	(741)
Effect of Exchange Rates on Cash and Cash Equivalents	(4)	31
Net (Decrease) Increase in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents, including Balances Classified within Assets held for sale	(7)	11
Less: Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents Classified within Assets held for sale	(32)	—
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(39)	11
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	923	807
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$884	$818

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	6/30/2026	12/31/2025
ASSETS
Current Assets
Cash and cash equivalents	$674	$709
Accounts and notes receivable, net	623	841
Prepaid expenses and other current assets	498	489
Assets held for sale	746	1
Total Current Assets	2,541	2,040

Property, plant and equipment, net	1,614	1,605
Goodwill	716	969
Intangible assets, net	807	909
Other assets	1,629	1,708
Deferred income taxes	1,373	965
Total Assets	$8,682	$8,197

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,191	$1,433
Income taxes payable	26	46
Short-term borrowings	2,813	38
Liabilities held for sale	262	—
Total Current Liabilities	4,292	1,516

Long-term debt	9,462	11,872
Other liabilities and deferred credits	2,035	2,133
Total Liabilities	15,789	15,521

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 273 shares issued in 2026 and 277 shares issued in 2025	—	—
Accumulated deficit	(6,809)	(7,014)
Accumulated other comprehensive loss	(298)	(311)
Total Shareholders’ Deficit	(7,107)	(7,325)
Total Liabilities and Shareholders’ Deficit	$8,682	$8,197

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended June 30, 2026 and 2025
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at March 31, 2026	276	$—	$(6,971)	$(312)	$(7,283)
Net Income			853		853
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				2	2
Pension and post-retirement benefit plans				1	1
Derivative instruments (net of tax impact of $4 million)				10	10
Comprehensive Income					866
Dividends declared			(206)		(206)
Repurchase of shares of Common Stock(1)	(3)	(6)	(484)		(490)
Employee share-based award exercises	—	(6)			(6)
Share-based compensation events		12			12
Balance at June 30, 2026	273	$—	$(6,809)	$(298)	$(7,107)

Balance at December 31, 2025	277	$—	$7,014	$(311)	$(7,325)
Net Income			1,285		1,285
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(2)	(2)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				1	1
Derivative instruments (net of tax impact of $5 million)				14	14
Comprehensive Income					1,298
Dividends declared			(414)		(414)
Repurchase of shares of Common Stock(1)	(4)	(11)	(665)		(676)
Employee share-based award exercises	1	(29)			(29)
Share-based compensation events		40			40
Balance at June 30, 2026	273	$—	$(6,809)	$(298)	$(7,107)

Balance at March 31, 2025	278	$—	$(7,434)	$(371)	$(7,804)
Net Income			374		374
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				51	51
Comprehensive Income					426
Dividends declared			(198)		(198)
Repurchase of shares of Common Stock(1)	(1)	(4)	(105)		(109)
Employee share-based award exercises	—	(13)	—		(13)
Share-based compensation events		17			17
Balance at June 30, 2025	278	$—	$(7,361)	$(319)	$(7,680)

Balance at December 31, 2024	279	$—	$(7,256)	$(392)	$(7,648)
Net Income			628		628
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				76	76
Pension and post-retirement benefit plans				2	2
Derivative instruments (net of tax impact of $2 million)				(5)	(5)
Comprehensive Income					701
Dividends declared			(397)		(397)
Repurchase of shares of Common Stock(1)	(2)	(4)	(334)		(338)
Employee share-based award exercises	1	(39)	(3)		(42)
Share-based compensation events		43			43
Balance at June 30, 2025	278	$—	$(7,361)	$(319)	$(7,680)

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 64,000 restaurants in 157 countries and territories.  As of June 30, 2026, 97% of these restaurants were owned and operated by franchisees.  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired and pizza categories, respectively. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of June 30, 2026, YUM consisted of four operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Pizza Hut Division which includes our worldwide operations of the Pizza Hut concept
•The Habit Burger & Grill Division which includes our worldwide operations of the Habit Burger & Grill concept

In 2025, we began a review of strategic options for the Pizza Hut brand. The objective of the review was to create value for YUM, Pizza Hut and its franchise partners by determining the optimal approach to best capitalize on Pizza Hut's structural advantages — strong brand equity, experienced franchise partners and meaningful scale — in the highly fragmented pizza market. In June 2026, we entered into two definitive agreements to sell the Pizza Hut brand thereby completing this review (see Note 3 for discussion regarding the agreements).

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

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classification for the quarter ended June 30, 2026. These reclassifications had no effect on previously reported Net Income.

Note 2 - Restaurant Acquisitions

During 2026 and throughout 2025, we completed various restaurant acquisitions from franchisees, the most significant of which was the Taco Bell Southeast U.S. restaurant acquisition referenced below. In each transaction, the acquisition was accounted for as a business combination using the acquisition method of accounting. The allocation of the purchase price for each acquisition was based on management's analysis, which may have included analysis performed by third party valuation specialists, as of the respective acquisition dates.

The financial results of all acquired restaurants have been included in our Condensed Consolidated Financial Statements since the respective dates of the acquisitions, which individually and in the aggregate, did not materially impact our results for the quarters and years to date ended June 30, 2026 and 2025, respectively. Pro forma financial information for the periods prior to acquisition is not presented due to the immaterial impact of the restaurant acquisitions on our Condensed Consolidated Financial Statements for both the 2026 and 2025 reporting periods.

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

During the quarter ended June 30, 2026, we finalized our preliminary estimate of the fair value of identifiable net assets acquired. The cumulative adjustments to the preliminary estimate of identifiable net assets acquired (as recorded in the December 31, 2025 quarter of acquisition) were not significant.

Note 3 - Pizza Hut Divestitures

On June 16, 2026, we entered into definitive agreements to sell Pizza Hut in two separate transactions. Pizza Hut excluding Mainland China (“Pizza Hut Ex-China”) will be acquired by LongRange Capital, a private equity firm, and Pizza Hut in Mainland China will be acquired by Yum China Holdings, Inc., which will remain YUM’s master franchisee for KFC and Taco Bell in Mainland China.

We anticipate both transactions will close in August 2026, subject to customary closing conditions, including receipt of required regulatory approvals. Across the two transactions, we expect to receive approximately $2.3 billion of net proceeds after taxes, closing adjustments and transaction-contingent fees. Additionally, YUM has the opportunity to receive an earn-out from LongRange Capital of $75 million by 2030. We will continue to provide Byte by Yum!, our proprietary technology platform, to Pizza Hut Ex-China subsequent to the sale. Additionally, following the closing of the transaction, we will provide certain enterprise technology and finance services to Pizza Hut Ex-China under a transition services agreement.

During the quarter ended June 30, 2026, we determined that certain assets and liabilities met the criteria for classification as held for sale as a result of the signing of the definitive agreements. The planned sale of Pizza Hut does not represent a strategic shift that will have a major effect on YUM’s operations and financial results and, therefore, has not been presented as a discontinued operation. We suspend certain depreciation and amortization on assets that are held for sale, the impact of which was not significant during the quarter ended June 30, 2026.

The detail of assets and liabilities related to Pizza Hut that were classified as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets are presented below.

6/30/2026
Assets held for sale
Cash and cash equivalents	$25
Accounts and notes receivable, net	197
Prepaid expenses and other current assets	45
Property, plant and equipment, net	26
Goodwill	255
Intangible assets, net	77
Other assets	104
Total Assets held for sale	$730

Liabilities held for sale
Accounts payable and other current liabilities	$155
Other liabilities and deferred credits	107
Total Liabilities held for sale	$262

Note 4 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2026	2025	2026	2025
Net Income	$853	$374	$1,285	$628

Weighted-average common shares outstanding (for basic calculation)	275	279	276	279
Effect of dilutive share-based employee compensation	2	2	2	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	277	281	278	282

Basic EPS	$3.10	$1.34	$4.65	$2.25

Diluted EPS	$3.08	$1.33	$4.62	$2.23
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.2	1.5	1.1	1.5

(a)These unexercised employee stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 5 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended June 30, 2026 and 2025 as indicated below.  All amounts exclude applicable transaction fees and excise taxes on share repurchases.

	Shares Repurchased (thousands)		Dollar Value of Shares Repurchased		Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2026	2025	2026	2025	2026
May 2024	4,345	2,296	$670	$336	$389
June 2026	—	—	—	—	4,000
Total	4,345	2,296	$670	$336	$4,389

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. As of June 30, 2026 we have remaining capacity to repurchase up to $0.4 billion of Common Stock under the May 2024 authorization. In June 2026, our Board of Directors authorized share repurchases of up to $4 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock from the earlier of the exhaustion or expiration of the May 2024 authorization through June 30, 2028.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Investment Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at March 31, 2026, net of tax	$(166)	$(132)	$(14)	$(312)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	2	—	7	9

(Gains) losses reclassified from AOCI, net of tax	—	1	3	4
	2	1	10	13
Balance at June 30, 2026, net of tax	$(163)	$(131)	$(4)	$(298)

Balance at December 31, 2025, net of tax	$(161)	$(132)	$(18)	$(311)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	(2)	(1)	15	12

(Gains) losses reclassified from AOCI, net of tax	—	2	(1)	1
	(2)	1	14	13
Balance at June 30, 2026, net of tax	$(163)	$(131)	$(4)	$(298)

Note 6 - Other (Income) Expense

	Quarter ended		Year to date
	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Foreign exchange net (gain) loss	$4	$(3)	$4	$(7)
Impairment and closure expense	8	1	9	1
Other(a)	(6)	(4)	(52)	(9)
Other (income) expense	$6	$(7)	$(39)	$(15)

(a)    The year to date ended June 30, 2026, includes income of approximately $44 million related to a credit card interchange fee litigation settlement, net of legal expenses, in which we were a plaintiff. This settlement was recorded to Unallocated Other income.

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

	6/30/2026	12/31/2025
Accounts and notes receivable, gross	$667	$901
Allowance for doubtful accounts	(45)	(60)
Accounts and notes receivable, net	$623	$841

Prepaid Expenses and Other Current Assets

	6/30/2026	12/31/2025
Income tax receivable	$111	$114
Restricted cash	187	192
Prepaid expenses	127	119
Other current assets	72	64
Prepaid expenses and other current assets	$498	$489

Property, Plant and Equipment, net

	6/30/2026	12/31/2025
Property, plant and equipment, gross	$3,109	$3,091
Accumulated depreciation and amortization	(1,495)	(1,485)
Property, plant and equipment, net	$1,614	$1,605

Other Assets	6/30/2026	12/31/2025
Operating lease right-of-use assets(a)	$1,177	$1,213
Franchise incentives	172	209
Other	281	286
Other assets	$1,629	$1,708

(a)    Non-current operating lease liabilities of $1,139 million and $1,174 million as of June 30, 2026 and December 31, 2025, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	6/30/2026	12/31/2025
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$674	$709
Restricted cash included in Prepaid expenses and other current assets(a)	187	192
Restricted cash and restricted cash equivalents included in Other assets(b)	22	23
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$884	$923

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 8 - Income Taxes

	Quarter ended		Year to date
	2026	2025	2026	2025
Income tax (benefit) provision	$(320)	$125	$(236)	$301
Effective tax rate	(60.1)%	25.1%	(22.5)%	32.4%

Our second quarter and year to date 2026 effective tax rate was impacted by:

•A net deferred tax benefit of $359 million recorded in the quarter ended June 30, 2026, reflecting the recognition of certain tax basis in entities that are expected to be sold with the Pizza Hut business. Such recognition was triggered upon entering into definitive agreements during the quarter ended June 30, 2026 to sell Pizza Hut. The Pizza Hut sales are expected to close at significant book gains in the quarter ended September 30, 2026 resulting in the utilization of these deferred tax benefits.
•Tax benefits of $91 million and $113 million in the quarter and year to date ended June 30, 2026, respectively, associated with the continued internal reorganization to consolidate the Pizza Hut legal entities and assets into two isolated ownership structures by aligning the legal ownership, simplifying the organizational footprint and consolidating the Pizza Hut domestic and international businesses. The tax benefits were the result of establishing deferred tax assets associated with a step-up in amortizable tax basis in intellectual property rights that were transferred to international subsidiaries as well as releasing valuation allowances against tax attributes which will be utilized to partially offset the taxable gains recognized in such transfers.
•Favorable impacts from newly effective provisions of the One Big Beautiful Bill Act.

Our second quarter and year to date 2025 effective tax rate was impacted by $10 million and $102 million of tax expense, respectively, related to a reserve associated with a Mexican subsidiary's ability to utilize certain losses to offset recapture gains.

Note 9 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 6/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$28	$393	$13	$135	$569
Franchise revenues	43	245	58	2	348
Property revenues	3	8	1	1	13
Franchise contributions for advertising and other services	11	180	64	1	256

China
Franchise revenues	73	—	18	—	92

Other
Company sales	247	3	18	—	268
Franchise revenues	346	18	66	—	429
Property revenues	12	—	—	—	13
Franchise contributions for advertising and other services	160	5	16	—	181
	$924	$853	$254	$139	$2,169

	Quarter ended 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$24	$285	$7	$130	$446
Franchise revenues	43	225	63	2	332
Property revenues	3	8	1	1	13
Franchise contributions for advertising and other services	11	173	67	1	252

China
Franchise revenues	65	—	17	—	82

Other
Company sales	222	2	—	—	224
Franchise revenues	315	15	67	—	397
Property revenues	11	—	—	—	11
Franchise contributions for advertising and other services	156	3	17	—	177
	$849	$711	$239	$134	$1,933

	Year to date 6/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$53	$762	$26	$260	$1,101
Franchise revenues	85	472	114	4	675
Property revenues	6	16	2	2	25
Franchise contributions for advertising and other services	22	351	129	2	505

China
Franchise revenues	150	—	38	—	188

Other
Company sales	477	7	37	—	521
Franchise revenues	673	34	131	—	838
Property revenues	24	—	1	—	25
Franchise contributions for advertising and other services	312	9	30	—	351
	$1,802	$1,650	$507	$269	$4,228

	Year to date 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$47	$546	$10	$255	$858
Franchise revenues	85	436	126	4	650
Property revenues	6	17	2	2	27
Franchise contributions for advertising and other services	20	330	136	1	488

China
Franchise revenues	134	—	34	—	168

Other
Company sales	415	4	—	—	419
Franchise revenues	598	29	128	—	755
Property revenues	21	—	1	—	22
Franchise contributions for advertising and other services	296	6	33	—	335
	$1,622	$1,368	$470	$262	$3,721	(a)

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

Deferred Franchise Fees
Balance at December 31, 2025	$443
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(43)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	30
Deferred franchise fees related to Pizza Hut reclassified to Liabilities held for sale (see Note 3)	(61)
Other(a)	(1)
Balance at June 30, 2026	$367

(a)    Primarily includes the impact of foreign currency translation.

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$62
1 - 2 years	55
2 - 3 years	49
3 - 4 years	43
4 - 5 years	37
Thereafter	121
Total	$367

Note 10 - Reportable Operating Segments

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

	Quarter ended 6/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$275	$396	$31	$135	$837
Franchise and property revenues	477	271	143	3	895
Franchise contributions for advertising and other services	172	185	80	1	438
	924	853	254	139	2,169

Less:
Company restaurant expenses	242	294	30	121	687
General and administrative expenses	88	53	56	12	210
Franchise and property expenses	18	9	13	1	41
Franchise advertising and other services expense	169	187	87	1	444
Other (income) expense	(2)	(1)	(3)	6	—
Division Operating Profit (Loss)	$410	$311	$70	$(4)	$787

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(114)
Unallocated Company restaurant expenses(c)					(13)
Unallocated Refranchising gain (loss)					1
Unallocated Other income (expense)					(6)
Consolidated Operating Profit					655
Investment income (expense), net					6
Other pension income (expense)					—
Interest expense, net					(128)
Income before income taxes					$533

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$13	$29	$5	$7	$6	$60
Capital Spending	25	39	2	20	13	100

	Quarter ended 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$245	$287	$7	$130	$669
Franchise and property revenues	437	248	147	3	835
Franchise contributions for advertising and other services	167	176	85	1	428
	849	711	239	134	1,933

Less:
Company restaurant expenses	216	217	7	116	557
General and administrative expenses	89	49	54	13	205
Franchise and property expenses	20	7	10	1	39
Franchise advertising and other services expense	162	176	90	1	428
Other (income) expense	—	—	(3)	—	(3)
Division Operating Profit (Loss)	$363	$262	$80	$3	$707

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(97)
Unallocated Company restaurant expenses(c)					(4)
Unallocated Refranchising gain (loss)					11
Unallocated Other income (expense)					4
Consolidated Operating Profit					622
Investment income (expense), net					—
Other pension income (expense)					1
Interest expense, net					(123)
Income before income taxes					$499

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$11	$16	$4	$6	$6	$44
Capital Spending	19	18	10	12	12	71

	Year to Date 6/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$530	$768	$63	$260	$1,622
Franchise and property revenues	938	522	285	6	1,751
Franchise contributions for advertising and other services	334	360	159	2	856
	1,802	1,650	507	269	4,228

Less:
Company restaurant expenses	471	578	62	242	1,353
General and administrative expenses	174	106	116	25	421
Franchise and property expenses	37	15	31	2	85
Franchise advertising and other services expense	329	361	171	2	863
Other (income) expense	(2)	—	(6)	8	—
Division Operating Profit (Loss)	$793	$591	$135	$(11)	$1,507

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(225)
Unallocated Company restaurant expenses(c)					(25)
Unallocated Refranchising gain (loss)					2
Unallocated Other income (expense)(d)					39
Consolidated Operating Profit					1,299
Investment income (expense), net					6
Other pension income (expense)					—
Interest expense, net					(257)
Income before income taxes					$1,049

Other Segment Disclosures
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$26	$57	$11	$14	$12	$119
Capital Spending	50	61	4	35	25	175

	Year to Date 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$461	$550	$10	$255	$1,277
Franchise and property revenues	844	482	290	5	1,621
Franchise contributions for advertising and other services	316	336	169	1	823
	1,622	1,368	470	262	3,721

Less:
Company restaurant expenses	411	421	11	230	1,074
General and administrative expenses	169	98	109	26	401
Franchise and property expenses	36	13	21	2	73
Franchise advertising and other services expense	311	333	179	1	824
Other (income) expense	—	—	(5)	—	(4)
Division Operating Profit (Loss)	$694	$502	$155	$2	$1,353

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(202)
Unallocated Company restaurant expenses(c)					(7)
Unallocated Franchise and property revenues					(1)
Unallocated Refranchising gain (loss)					16
Unallocated Other income (expense)					10
Consolidated Operating Profit					1,170
Investment income (expense), net					1
Other pension income (expense)					1
Interest expense, net					(243)
Income before income taxes					$929

Other Segment Disclosures
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$22	$32	$9	$13	$14	$89
Capital Spending	37	49	15	18	23	142

Revenues by Country(f)

	Quarter ended		Year to date
	2026	2025	2026	2025
United States	$1,186	$1,043	$2,306	$2,023
United Kingdom	269	232	523	438
Other	714	658	1,399	1,259
	$2,169	$1,933	$4,228	$3,720

(a)Amounts have not been allocated to any segment for performance reporting purposes.

(b)Corporate and unallocated G&A expenses include charges of $44 million and $81 million in the quarter and year to date ended June 30, 2026, respectively, related to our Pizza Hut strategic options review. Corporate and unallocated G&A expenses include charges of $14 million and $32 million in the quarter and year to date ended June 30, 2025, respectively, related to our resource optimization program and charges of $10 million during the quarter ended June 30, 2025 and $1 million and $17 million for the years to date ended June 30, 2026 and 2025, respectively, related to our brand headquarters consolidation.

(c)Unallocated Company restaurant expenses include amortization of reacquired franchise rights.

(d)Unallocated Other income (expense) includes income of $44 million, net of legal expenses, in the year to date ended June 30, 2026, related to a credit card interchange fee litigation settlement in which we were a plaintiff.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2026	2025	2026	2025
Service cost	$1	$1	$2	$2
Interest cost	11	11	21	22
Expected return on plan assets	(12)	(14)	(24)	(27)
Amortization of net (gain) / loss	—	1	1	1
Amortization of prior service costs	—	1	—	1
Net periodic benefit cost (income)	$—	$—	$—	$(1)

Additional loss recognized due to settlements(a)	$—	$—	$—	$1

(a)Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. This loss was recorded in Other pension (income) expense.

Note 12 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	6/30/2026	12/31/2025
Current maturities of long-term debt	$2,823	$39
Other	—	2
	2,823	41
Less current portion of debt issuance costs and discounts	(10)	(3)
Short-term borrowings	$2,813	$38

Long-term Debt
Securitization Notes	$4,306	$4,306
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	675	300
Term Loan A Facility	488	494
Term Loan B Facility	1,421	1,429
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations	146	148
	$12,336	$11,976
Less long-term portion of debt issuance costs and discounts	(52)	(66)
Less current maturities of long-term debt	(2,823)	(39)
Long-term debt	$9,462	$11,872

The Term Loan A Facility and the Revolving Facility will mature on the earliest of (i) April 26, 2029, (ii) the date that is 91 days prior to the March 15, 2028 maturity of the existing Term Loan B Facility if more than $250 million of such Term Loan B remains outstanding as of such date or (iii) the date that is 91 days prior to the June 1, 2027 maturity of the existing Subsidiary Senior Unsecured Notes if more than $250 million of such Subsidiary Senior Unsecured Notes remain outstanding as of such date. Given the $750 million in Subsidiary Senior Unsecured Notes outstanding at June 30, 2026, the maturity date of the Term Loan A Facility and Revolving Facility will occur less than 12 months from the balance sheet date of these Condensed Consolidated Financial Statements if the Company has not paid nor refinanced at least $500 million of the Subsidiary Senior Unsecured Notes 91 days prior to June 1, 2027. As such, the outstanding borrowings of the Term Loan A Facility and the Revolving Facility have been classified as Short-term borrowings in the Condensed Consolidated Balance Sheets as of June 30, 2026.

Details of our Short-term borrowings and Long-term debt as of December 31, 2025 can be found within our 2025 Form 10-K.

Cash paid for interest during the years to date ended June 30, 2026 and 2025, was $267 million and $256 million, respectively.

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in foreign currency exchange rates, interest rates and deferred compensation liabilities. As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At June 30, 2026, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Foreign Currency Contracts

We utilized foreign currency forward contracts with a U.S. dollar notional amount of approximately $75 million to reduce the foreign currency exposure relating to our net investment in certain Indian rupee functional currency operations during the quarter ended June 30, 2026. These forward contracts are designated as a net investment hedge and the related mark-to-market adjustments are being recorded as a cumulative translation adjustment within AOCI. These foreign currency forward contracts did not have a material impact on our Condensed Consolidated Financial Statements for the quarter or year to date ended June 30, 2026.

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

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2026	2025	2026	2025	2026	2025	2026	2025

Interest rate swaps	$10	$5	$(1)	$(3)	$20	$6	$(3)	$(8)

Income tax benefit/(expense)	(3)	(1)	—	1	(5)	(1)	1	2

As of June 30, 2026, the estimated net gain included in AOCI related to our interest rate swaps that will be reclassified into earnings in the next 12 months is $9 million, based on current Secured Overnight Financing (“SOFR”) interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both June 30, 2026 and December 31, 2025, was not significant.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 - Fair Value Disclosures

As of June 30, 2026, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, short-term borrowings, accounts payable and borrowings under our Revolving Facility approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	6/30/2026		12/31/2025
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$4,306	$4,157	$4,306	$4,160
Subsidiary Senior Unsecured Notes(b)	750	751	750	753
Term Loan A Facility(b)	488	486	494	492
Term Loan B Facility(b)	1,421	1,430	1,429	1,440
YUM Senior Unsecured Notes(b)	4,550	4,494	4,550	4,581

(a)    We estimated the fair value of the Securitization Notes using market quotes and calculations. The markets in which the Securitization Notes trade are not considered active markets.

(b)    We estimated the fair value of the YUM and Subsidiary Senior Unsecured Notes, Term Loan A Facility and Term Loan B Facility using market quotes and calculations based on market rates.

Recurring Fair Value Measurements

The Company has interest rate swaps which are required to be measured at fair value on a recurring basis (see Note 13 for discussion regarding derivative instruments). The following table presents the fair values for those interest rate swaps measured at fair value on a recurring basis and the level within the fair value hierarchy in which the measurements fall.

			Fair Value
	Condensed Consolidated Balance Sheet	Level	6/30/2026	12/31/2025
Assets
Interest Rate Swaps	Prepaid expenses and other current assets	2	$9	$1
Interest Rate Swaps	Other assets	2	7	—
Liabilities
Interest Rate Swaps	Other liabilities and deferred credits	2	—	(3)

The fair value of the Company's interest rate swaps was determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Note 15 - Contingencies

Internal Revenue Service Proposed Adjustment

Following an Internal Revenue Service (“IRS”) audit for the 2013 to 2015 fiscal years, we were unable to resolve underpayments of tax that the IRS proposed resulting from that audit using the IRS Appeals process, a pre-litigation, alternative dispute resolution tool. The IRS asserts an underpayment of tax of approximately $2.1 billion plus $418 million in penalties for fiscal year 2014. Both amounts are subject to interest, with interest of approximately $2.3 billion accruing through June 30, 2026. Those amounts relate primarily to a series of reorganizations that we undertook in 2014 in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of June 30, 2026, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $300 million. The present value of these potential payments discounted at our pre-tax cost of debt at June 30, 2026, was approximately $250 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of June 30, 2026, was not material.

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

Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 64,000 restaurants in 157 countries and territories, primarily under the concepts of KFC, Taco Bell, Pizza Hut and The Habit Burger & Grill (collectively, the “Concepts”).  The Company’s KFC, Taco Bell and Pizza Hut brands are global leaders of the chicken, Mexican-inspired and pizza categories, respectively. The Habit Burger & Grill, is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 64,000 restaurants, 97% are operated by franchisees.

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

In 2025, we began a review of strategic options for the Pizza Hut brand. The objective of the review was to create value for YUM, Pizza Hut and its franchise partners by determining the optimal approach to best capitalize on Pizza Hut's structural advantages — strong brand equity, experienced franchise partners and meaningful scale — in the highly fragmented pizza market. In June 2026, we entered into two definitive agreements to sell the Pizza Hut brand thereby completing this review (see Note 3 for discussion regarding the agreements).

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

Certain General and administrative expenses allocations between KFC Division and Corporate and Unallocated for the prior periods have been restated to be comparable with the allocations for the quarter and year to date ended June 30, 2026.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

Quarterly Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+2	+7	+13	+9
Taco Bell Division	+9	+7	+3	+19	+19
Pizza Hut Division	(2)	(1)	+1	(12)	(14)
Worldwide	+5	+3	+5	+5	+5
Year to date Financial Highlights:

% Change
	System Sales, ex FX	Same-Store Sales	Units	GAAP Operating Profit	Core Operating Profit
KFC Division	+6	+2	+7	+14	+9
Taco Bell Division	+10	+8	+3	+18	+18
Pizza Hut Division	(1)	(1)	+1	(13)	(15)
Worldwide	+6	+3	+5	+11	+6

Additionally:

•Foreign currency translation favorably impacted Divisional Operating Profit by $16 million and $41 million for the quarter and year to date ended June 30, 2026, respectively.
•Gross unit openings for the quarter were 1,053 units resulting in 481 net new units.
◦Gross unit openings for the year to date were 2,083 units resulting in 881 net new units.

	Second Quarter			Year to date
	2026	2025	% Change	2026	2025	% Change
GAAP EPS	$3.08	$1.33	+131	$4.62	$2.23	+107
Less Special Items EPS	$1.46	$(0.11)	NM	$1.50	$(0.51)	NM
EPS Excluding Special Items	$1.62	$1.44	+12	$3.12	$2.74	+14

Worldwide

GAAP Results

	Quarter ended				Year to date
	2026	2025	% B/(W)		2026	2025	% B/(W)
Company sales	$837	$669	25		$1,622	$1,277	27
Franchise and property revenues	895	835	7		1,751	1,620	8
Franchise contributions for advertising and other services	438	428	2		856	823	4
Total revenues	2,169	1,933	12		4,228	3,720	14

Company restaurant expenses	700	560	(25)		1,378	1,081	(27)
G&A expenses	324	302	(7)		646	604	(7)
Franchise and property expenses	41	39	(6)		85	73	(16)
Franchise advertising and other services expense	444	428	(4)		863	824	(5)
Refranchising (gain) loss	(1)	(11)	(88)		(2)	(16)	(85)
Other (income) expense	6	(7)	NM		(39)	(15)	NM
Total costs and expenses, net	1,514	1,311	(16)		2,930	2,550	(15)
Operating Profit	655	622	5		1,299	1,170	11

Investment (income) expense, net	(6)	—	NM		(6)	(1)	NM
Other pension (income) expense	—	(1)	(93)		—	(1)	(74)
Interest expense, net	128	123	(4)		257	243	(6)
Income before income taxes	533	499	7		1,049	929	13
Income tax (benefit) provision	(320)	125	356		(236)	301	178
Net Income	$853	$374	128		$1,285	$628	105

Diluted EPS(a)	$3.08	$1.33	131		$4.62	$2.23	107
Effective tax rate	(60.1)%	25.1%	85.1	ppts.	(22.5)%	32.4%	55.0	ppts.

(a)See Note 4 for the number of shares used in this calculation.

Performance Metrics

Unit Count	6/30/2026	6/30/2025	% Increase (Decrease)
Franchise	62,536	59,907	4
Company-owned	1,630	1,365	19
Total	64,166	61,272	5

	Quarter ended		Year to date
	2026	2025	2026	2025
Same-store Sales Growth %	3	2	3	2
System Sales Growth %, reported	8	5	9	4
System Sales Growth %, excluding FX	5	4	6	4

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2026	2025	2026	2025

Consolidated
Company sales(a)	$837	$669	$1,622	$1,277
Franchise sales	16,691	15,608	32,910	30,504
System sales	17,529	16,277	34,531	31,781
Negative (Positive) Foreign Currency Impact(b)	(375)	N/A	(960)	N/A
System sales, excluding FX	$17,154	$16,277	$33,571	$31,781

KFC Division
Company sales(a)	$275	$245	$530	$461
Franchise sales	9,291	8,476	18,364	16,600
System sales	9,566	8,721	18,894	17,061
Negative (Positive) Foreign Currency Impact(b)	(313)	N/A	(788)	N/A
System sales, excluding FX	$9,254	$8,721	$18,106	$17,061

Taco Bell Division
Company sales(a)	$396	$287	$768	$550
Franchise sales	4,281	3,988	8,303	7,705
System sales	4,677	4,275	9,071	8,255
Negative (Positive) Foreign Currency Impact(b)	(5)	N/A	(21)	N/A
System sales, excluding FX	$4,672	$4,275	$9,050	$8,255

Pizza Hut Division
Company sales(a)	$31	$7	$63	$10
Franchise sales	3,077	3,109	6,160	6,134
System sales	3,108	3,116	6,223	6,144
Negative (Positive) Foreign Currency Impact(b)	(57)	N/A	(151)	N/A
System sales, excluding FX	$3,052	$3,116	$6,072	$6,144

Habit Burger & Grill Division
Company sales(a)	$135	$130	$260	$255
Franchise sales	42	36	83	66
System sales	177	166	343	321
Negative (Positive) Foreign Currency Impact(b)	—	N/A	—	N/A
System sales, excluding FX	$177	$166	$343	$321

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2026	2025	2026	2025
Core Operating Profit Growth %	5	2	6	5
Diluted EPS Growth %, excluding Special Items	12	7	14	10
Effective Tax Rate excluding Special Items	22.3%	23.2%	20.3%	21.6%

Company restaurant profit	$137	$109	$244	$196
Company restaurant margin %	16.3%	16.3%	15.0%	15.3%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended		Year to date
	2026	2025	2026	2025
Consolidated
GAAP Operating Profit	$655	$622	$1,299	$1,170
Detail of Special Items:
Charges associated with Pizza Hut Strategic Options Review(a)	44	—	81	—
Charges associated with Brand HQ Consolidation(b)	—	10	1	17
Charges associated with Resource Optimization	—	14	—	32
Income from Litigation Settlement(c)	—	—	(44)	—
German acquisition and Turkey termination-related costs(d)	—	5	—	7
Special Items Expense - Operating Profit	44	28	38	55
Positive Foreign Currency Impact on Division Operating Profit	(16)	N/A	(41)	N/A
Core Operating Profit	$683	$650	$1,296	$1,225

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Statements of Income Line Item
Decrease in Franchise and property revenues	$—	$—	$—	$1
Increase in General and administrative expenses	44	28	82	56
Increase in Other (income) expense	—	—	(44)	(2)
Special Items Expense - Operating Profit	$44	$28	$38	$55

KFC Division
GAAP Operating Profit	$410	$363	$793	$694
Negative (Positive) Foreign Currency Impact	(14)	N/A	(37)	N/A
Core Operating Profit	$395	$363	$756	$694

Taco Bell Division
GAAP Operating Profit	$311	$262	$591	$502
Negative (Positive) Foreign Currency Impact	—	N/A	(1)	N/A
Core Operating Profit	$310	$262	$590	$502

Pizza Hut Division
GAAP Operating Profit	$70	$80	$135	$155
Negative (Positive) Foreign Currency Impact	(2)	N/A	(4)	N/A
Core Operating Profit	$69	$80	$131	$155

Habit Burger & Grill Division
GAAP Operating Profit (Loss)	$(4)	$3	$(11)	$2
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit (Loss)	$(4)	$3	$(11)	$2

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$853	$374	$1,285	$628
Special Items Expense - Operating Profit	44	28	38	55
Special Items Tax (Benefit) Expense(e)	(449)	3	(456)	88
Net Income excluding Special Items	$449	$405	$867	$771

	Quarter ended		Year to date
	2026	2025	2026	2025
Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$3.08	$1.33	$4.62	$2.23
Less Special Items Diluted EPS	1.46	(0.11)	1.50	(0.51)
Diluted EPS excluding Special Items	$1.62	$1.44	$3.12	$2.74

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	(60.1)%	25.1%	(22.5)%	32.4%
Impact on Tax Rate as a result of Special Items	(82.4)%	1.9%	(42.8)%	10.8%
Effective Tax Rate excluding Special Items	22.3%	23.2%	20.3%	21.6%

(a)    In 2025, we began a review of strategic options for the Pizza Hut brand. During the quarter and year to date ended June 30, 2026, we recorded charges of $44 million and $81 million, respectively, to Corporate and unallocated General and administrative expenses, which primarily included third-party advising costs associated with this strategic options review. Given the significance of the costs expected to be incurred through the course of this strategic options review, we have reflected such amounts as Special Items.

(b)In 2025, we decided to designate two brand headquarters in the U.S., located in Plano, Texas and Irvine, California, to foster greater collaboration among brands and employees. This involved relocating the KFC U.S. corporate office to the KFC Global headquarters and requiring the majority of our U.S.-based remote employees to relocate to an appropriate headquarter office. We also decided to relocate our YUM Corporate headquarters to a new space in Louisville, Kentucky and accordingly, donated our existing space. Costs incurred to date primarily include severance for the employees who chose not to relocate and consultant fees. As a result of these decisions, we recorded charges of approximately $10 million during the quarter ended June 30, 2025, and approximately $1 million and $17 million for the years to date ended June 30, 2026 and 2025, respectively to Corporate and unallocated General and administrative expenses. Due to their scope and size, these charges have been reflected as Special Items.

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

(e)The below table includes the detail of Special Items Tax (Benefit) Expense:

	Quarter ended		Year to date
	6/30/2026	6/30/2025	6/30/2026	6/30/2025
Tax (Benefit) on Special Items Expense - Operating Profit	$(11)	$(7)	$(9)	$(14)
Tax (Benefit) - Income tax impacts from planned sale of Pizza Hut	(359)	—	(359)	—
Tax (Benefit) - Intra-entity transfers and valuations of intellectual property	(79)	—	(101)	—
Tax Expense - Other Income tax impacts recorded as Special	—	—	13	—
Tax Expense - Foreign tax reserve	—	10	—	102
Special Items Tax (Benefit) Expense	$(449)	$3	$(456)	$88

Tax (Benefit) on Special Items Expense - Operating Profit was determined by assessing the tax impact of each individual component within Special Items based upon the nature of the item and jurisdictional tax law.

Tax (Benefit) - Income tax impacts from the planned sale of Pizza Hut in the quarter and year to date ended June 30, 2026, reflects a $359 million net deferred tax benefit recorded upon the recognition of certain tax basis in entities expected to be sold. Such recognition was triggered upon entering into definitive agreements during the quarter ended June 30, 2026 to sell Pizza Hut. The Pizza Hut sales are expected to close at significant book gains in the quarter ended September 30, 2026 resulting in the utilization of these deferred tax benefits.

Tax (Benefit) - Intra-entity transfers and valuations of intellectual property in the quarter and year to date ended June 30, 2026, reflects tax benefits of $91 million and $113 million, respectively, resulting from an internal reorganization to consolidate our Pizza Hut legal entities and assets into two isolated ownership structures by aligning the legal ownership, simplifying the organizational footprint and consolidating the Pizza Hut domestic and international businesses. As part of this reorganization, certain Pizza Hut intellectual property ("IP") rights from subsidiaries in the U.S. were transferred to international subsidiaries resulting in a step-up in amortizable tax basis of those IP rights. This reorganization began in the fourth quarter of 2025 in connection with our Pizza Hut strategic options review.

Additionally, Tax (Benefit) - Intra-entity transfers and valuations of intellectual property in the quarter and year to date ended June 30, 2026, includes $12 million of tax expense representing an adjustment to the valuation allowance on tax credits previously granted by local Swiss tax authorities in connection with transferred IP rights in Switzerland. Previously recorded impacts associated with this IP transfer were recorded as Special Items.

Tax Expense - Other Income tax impacts recorded as Special in the year to date ended June 30, 2026, includes a $13 million adjustment to tax expense associated with our decision to exit Russia. Consistent with previously recorded impacts associated with our decision to exit Russia, this adjustment was recorded as a Special Item.

Tax Expense - Foreign tax reserve in the quarter and year to date ended June 30, 2025, is associated with a reserve, and the related ongoing foreign exchange and inflationary adjustments, associated with a change in management's judgment around a Mexican subsidiary's ability to utilize losses to offset recapture gains triggered by a historical tax deconsolidation in Mexico. This expense was reflected as a Special Item due to its size and the time elapsed since the years to which the reserve relates.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 6/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$410	$311	$70	$(4)	$(132)	$655
Less:
Franchise and property revenues	477	271	143	3	—	895
Franchise contributions for advertising and other services	172	185	80	1	—	438
Add:
General and administrative expenses	88	53	56	12	114	324
Franchise and property expenses	18	9	13	1	—	41
Franchise advertising and other services expense	169	187	87	1	—	444
Refranchising (gain) loss	—	—	—	—	(1)	(1)
Other (income) expense	(2)	(1)	(3)	6	6	6
Company restaurant profit (loss)	$33	$103	$1	$13	$(13)	$137
Company sales	$275	$396	$31	$135	$—	$837
Company restaurant margin %	12.0%	25.9%	2.2%	9.8%	N/A	16.3%

	Quarter ended 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$363	$262	$80	$3	$(85)	$622
Less:
Franchise and property revenues	437	248	147	3	—	835
Franchise contributions for advertising and other services	167	176	85	1	—	428
Add:
General and administrative expenses	89	49	54	13	97	302
Franchise and property expenses	20	7	10	1	—	39
Franchise advertising and other services expense	162	176	90	1	—	428
Refranchising (gain) loss	—	—	—	—	(11)	(11)
Other (income) expense	—	—	(3)	—	(4)	(7)
Company restaurant profit (loss)	$30	$70	$—	$14	$(4)	$109
Company sales	$245	$287	$7	$130	$—	$669
Company restaurant margin %	12.1%	24.3%	(6.6)%	10.7%	N/A	16.3%

	Year to date 6/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$793	$591	$135	$(11)	$(209)	$1,299
Less:
Franchise and property revenues	938	522	285	6	—	1,751
Franchise contributions for advertising and other services	334	360	159	2	—	856
Add:
General and administrative expenses	174	106	116	25	225	646
Franchise and property expenses	37	15	31	2	—	85
Franchise advertising and other services expense	329	361	171	2	—	863
Refranchising (gain) loss	—	—	—	—	(2)	(2)
Other (income) expense	(2)	—	(6)	8	(39)	(39)
Company restaurant profit (loss)	$59	$191	$1	$18	$(25)	$244
Company sales	$530	$768	$63	$260	$—	$1,622
Company restaurant margin %	11.2%	24.8%	2.0%	6.9%	N/A	15.0%

	Year to date 6/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$694	$502	$155	$2	$(183)	$1,170
Less:
Franchise and property revenues	844	482	290	5	(1)	1,620
Franchise contributions for advertising and other services	316	336	169	1	—	823
Add:
General and administrative expenses	169	98	109	26	202	604
Franchise and property expenses	36	13	21	2	—	73
Franchise advertising and other services expense	311	333	179	1	—	824
Refranchising (gain) loss	—	—	—	—	(16)	(16)
Other (income) expense	—	—	(5)	—	(10)	(15)
Company restaurant profit (loss)	$50	$129	$(1)	$25	$(7)	$196
Company sales	$461	$550	$10	$255	$—	$1,277
Company restaurant margin %	10.8%	23.4%	(6.4)%	9.6%	N/A	15.3%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2026 and/or 2025 and/or are reasonably likely to impact future results. See also the Detail of Special Items in this MD&A for other items impacting results in 2026 or 2025.

Public Health Issue

On July 17, 2026, after communication with state and federal health officials, Taco Bell U.S. announced that it had preemptively and voluntarily removed certain lettuce provided by its vendor, Taylor Farms, which Taylor Farms subsequently recalled. We removed the lettuce from our nationwide supply chain quickly and transparently, and before the recall, because the safety and well-being of our consumers is always our top priority.

Taco Bell U.S. saw a meaningful near-term impact on sales as a result of the issue. Sales are improving from their low-point and we believe that they will continue to improve through the quarter ended September 30, 2026, due to the underlying strength of the brand and recovery plan being implemented by the Taco Bell team. While it is difficult to forecast with certainty the impacts of this issue, we believe Taco Bell Company restaurant margin percentage in the U.S. will range between 19% to 21% in the quarter ended September 30, 2026.

Pizza Hut Strategic Options Review

In 2025, we began a review of strategic options for the Pizza Hut brand. The objective of the review was to create value for YUM, Pizza Hut and its franchise partners by determining the optimal approach to best capitalize on Pizza Hut's structural advantages — strong brand equity, experienced franchise partners and meaningful scale — in the highly fragmented pizza market.

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

On June 16, 2026, we entered into definitive agreements to sell Pizza Hut in two separate transactions completing our strategic options review. Pizza Hut excluding Mainland China (“Pizza Hut Ex-China”) will be acquired by LongRange Capital, a private equity firm, and Pizza Hut in Mainland China will be acquired by Yum China Holdings, Inc., which will remain YUM’s master franchisee for KFC and Taco Bell in Mainland China.

We anticipate both transactions will close in August 2026, subject to customary closing conditions, including receipt of required regulatory approvals. Across the two transactions, we expect to receive approximately $2.3 billion of net proceeds after taxes, closing adjustments and transaction-contingent fees. Additionally, YUM has the opportunity to receive an earn-out from LongRange Capital of $75 million by 2030. We will continue to provide Byte by Yum!, our proprietary technology, to Pizza Hut Ex-China subsequent to the sale. Additionally, following the closing of the transaction, we will provide certain enterprise technology and finance services to Pizza Hut Ex-China under a transition services agreement.

We incurred certain other costs during the quarter and year to date ended June 30, 2026 associated with this strategic review (see Detail of Special Items section of this MD&A) and we expect to incur further expenses of approximately $40 million during the remainder of 2026.

KFC Division

The KFC Division has 34,747 units, 90% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of June 30, 2026.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2026	2025	Reported		Ex FX		2026	2025	Reported		Ex FX
System Sales	$9,566	$8,721	10		6		$18,894	$17,061	11		6
Same-Store Sales Growth (Decline) %	2	2	N/A		N/A		2	2	N/A		N/A

Company sales	$275	$245	12		8		$530	$461	15		9
Franchise and property revenues	477	437	9		6		938	844	11		7
Franchise contributions for advertising and other services	172	167	3		(1)		334	316	6		—
Total revenues	$924	$849	9		5		$1,802	$1,622	11		6

Company restaurant profit	$33	$30	11		5		$59	$50	19		10
Company restaurant margin %	12.0%	12.1%	(0.1)	ppts.	(0.3)	ppts.	11.2%	10.8%	0.4	ppts.	0.2	ppts.

G&A expenses	$88	$89	1		3		$174	$169	(3)		—
Franchise and property expenses	18	20	12		14		37	36	(1)		2
Franchise advertising and other services expense	169	162	(4)		—		329	311	(6)		—
Operating Profit	$410	$363	13		9		$793	$694	14		9

			% Increase (Decrease)
Unit Count	6/30/2026	6/30/2025
Franchise	34,227	31,887	7
Company-owned	520	482	8
Total	34,747	32,369	7

Company sales and Company restaurant margin %

The quarterly increase in Company sales, excluding the impacts of foreign currency translation, was driven by Company same-store sales growth of 5%, unit growth and acquisitions of restaurants from franchisees.

The year to date increase in Company sales, excluding the impacts of foreign currency translation, was driven by Company same-store sales growth of 5%, acquisitions of restaurants from franchisees and unit growth.

The quarterly decrease in Company restaurant margin percentage was driven by lower margins associated with new builds inside the U.S., partially offset by Company same-store sales growth.

The year to date increase in Company restaurant margin percentage was driven by Company same-store sales growth, partially offset by higher restaurant operating costs and lower margins associated with new builds inside the U.S.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by unit growth and franchise same-store sales growth of 2%.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower professional fees.

G&A, excluding the impacts of foreign currency translation, was flat year to date.
Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impacts of foreign currency translation, were driven by same-store sales growth and unit growth.

Taco Bell Division

The Taco Bell Division has 9,046 units, 86% of which are in the U.S. The Company owned 8% of the Taco Bell Division units in the U.S. as of June 30, 2026.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2026	2025	Reported		Ex FX		2026	2025	Reported		Ex FX

System Sales	$4,677	$4,275	9		9		$9,071	$8,255	10		10
Same-Store Sales Growth %	7	4	N/A		N/A		8	6	N/A		N/A

Company sales	$396	$287	38		38		$768	$550	40		40
Franchise and property revenues	271	248	9		9		522	482	8		8
Franchise contributions for advertising and other services	185	176	5		5		360	336	7		7
Total revenues	$853	$711	20		20		$1,650	$1,368	21		21

Company restaurant profit	$103	$70	47		47		$191	$129	48		48
Company restaurant margin %	25.9%	24.3%	1.6	ppts.	1.6	ppts.	24.8%	23.4%	1.4	ppts.	1.4	ppts.

G&A expenses	$53	$49	(8)		(8)		$106	$98	(8)		(8)
Franchise and property expenses	9	7	(24)		(23)		15	13	(13)		(12)
Franchise advertising and other services expense	187	176	(7)		(7)		361	333	(8)		(8)
Operating Profit	$311	$262	19		19		$591	$502	18		18

			% Increase (Decrease)
Unit Count	6/30/2026	6/30/2025
Franchise	8,370	8,235	2
Company-owned	676	521	30
Total	9,046	8,756	3

Company sales and Company restaurant margin %

The quarterly and year to date increases in Company sales were driven by acquisitions of restaurants from franchisees and company same-store sales growth of 6%.

The quarterly and year to date restaurant margin percentage increase was driven by same store sales growth and the margin percentages of restaurants acquired from franchisees, partially offset by other restaurant operating costs, higher labor costs, and commodity inflation (primarily beef).

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues were driven by franchise same-store sales growth of 7% and 8% for the quarter and year to date, respectively, and unit growth partially offset by the impact of our acquisition of restaurants from franchisees.

G&A

The quarterly and year to date increases in G&A were driven by higher headcounts including headcount associated with operating restaurants acquired from franchisees, higher digital and technology expenses, and higher legal and professional fees.

Operating Profit

The quarterly and year to date increases in Operating Profit were driven by same store sales growth, the impact of restaurants acquired from franchisees and unit growth, partially offset by higher restaurant operating costs and higher G&A.

Pizza Hut Division

The Pizza Hut Division has 19,985 units, 70% of which are located outside the U.S. The Pizza Hut Division uses multiple distribution channels including delivery, dine-in and express (e.g. airports) and includes units operating under both the Pizza Hut and Telepizza brands. Additionally, over 99% of the Pizza Hut Division units were operated by franchisees as of June 30, 2026.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2026	2025	Reported		Ex FX		2026	2025	Reported		Ex FX

System Sales	$3,108	$3,116	Even		(2)		$6,223	$6,144	1		(1)
Same-Store Sales Growth (Decline) %	(1)	(1)	N/A		N/A		(1)	(1)	N/A		N/A

Company sales	$31	$7	348		346		$63	$10	505		492
Franchise and property revenues	143	147	(3)		(4)		285	290	(2)		(3)
Franchise contributions for advertising and other services	80	85	(6)		(6)		159	169	(6)		(6)
Total revenues	$254	$239	6		6		$507	$470	8		7

Company restaurant profit (loss)	$1	$—	252		250		$1	$(1)	289		281
Company restaurant margin %	2.2%	(6.6)%	8.8	ppts.	8.8	ppts.	2.0%	(6.4)%	8.4	ppts.	8.4	ppts.

G&A expenses	$56	$54	(5)		(5)		$116	$109	(6)		(5)
Franchise and property expenses	13	10	(29)		(28)		31	21	(44)		(42)
Franchise advertising and other services expense	87	90	3		3		171	179	5		5
Operating Profit	$70	$80	(12)		(14)		$135	$155	(13)		(15)

			% Increase (Decrease)
Unit Count	6/30/2026	6/30/2025
Franchise	19,855	19,709	1
Company-owned	130	59	120
Total	19,985	19,768	1

Franchise and property revenues

The quarterly and year to date decreases in Franchise and property revenues, excluding the impact of foreign currency translation, were primarily driven by franchise same-store sales declines of 1% and the impact of our acquisition of restaurants from franchisees.

G&A

The quarterly and year to date increases in G&A, excluding the impact of foreign currency translation, were driven by the impact of G&A associated with operating restaurants acquired from franchisees and higher expense associated with annual incentive compensation plans, partially offset by lower professional and legal expenses and lapping expenses associated with the bi-annual Global Franchise Convention held in the prior year.

Operating Profit

The quarterly and year to date decreases in Operating Profit, excluding the impact of foreign currency translation, were driven by higher advertising costs associated with the Pizza Hut U.S. Hut Forward program, the impact of operating restaurants acquired from franchisees and same-store sales declines.

Habit Burger & Grill Division

The Habit Burger & Grill Division has 388 units, all of which are in the U.S. The Company owned 78% of the Habit Burger & Grill Division units as of June 30, 2026.

	Quarter ended			Year to date
			% B/(W)			% B/(W)
	2026	2025	Reported	2026	2025	Reported
System Sales	$177	$166	7	$343	$321	7
Same-Store Sales Growth (Decline) %	3	(4)	N/A	4	(3)	N/A
Total revenues	$139	$134	4	$269	$262	3
Operating Profit (Loss)	$(4)	$3	NM	$(11)	$2	NM

Unit Count	6/30/2026	6/30/2025	% Increase (Decrease)
Franchise	84	76	11
Company-owned	304	303	—
Total	388	379	2

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2026	2025	% B/(W)		2026	2025	% B/(W)
Corporate and unallocated G&A	$(114)	$(97)	(18)		$(225)	$(202)	(11)
Unallocated Company restaurant expenses	(13)	(4)	(241)		(25)	(7)	(279)
Unallocated Franchise and property revenues	—	—	NM		—	(1)	NM
Unallocated Refranchising gain (loss)	1	11	(88)		2	16	(85)
Unallocated Other income (expense) (See Note 6)	(6)	4	NM		39	10	NM
Investment income (expense), net	6	—	NM		6	1	NM
Other pension income (expense)	—	1	(93)		—	1	(74)
Interest expense, net	(128)	(123)	(4)		(257)	(243)	(6)
Income tax benefit (provision) (See Note 8)	320	(125)	356		236	(301)	178
Effective tax rate (See Note 8)	(60.1)%	25.1%	85.1	ppts.	(22.5)%	32.4%	55.0	ppts.

Corporate and unallocated G&A

The quarterly and year to date increases in Corporate and Unallocated G&A expense were driven by costs associated with the Pizza Hut Strategic Options Review, partially offset by lapping costs associated with our Resource Optimization Program and Brand Headquarters Consolidation.

Unallocated Company restaurant expenses

Unallocated Company restaurant expenses include amortization of reacquired franchise rights. The quarterly and year to date increases were driven by the acquisition of restaurants from franchisees in 2025.

Interest expense, net

The quarterly and year to date increases in Interest expense, net were driven by higher outstanding borrowings.

Consolidated Cash Flows

Net cash provided by operating activities was $923 million in 2026 versus $850 million in 2025. The increase was primarily driven by an increase in Operating Profit, partially offset by higher incentive compensation payments and higher income tax payments.

Net cash used in investing activities was $169 million in 2026 versus $130 million in 2025. The change was primarily driven by lapping maturities of short-term investments in the prior year and higher current year capital spending, partially offset by lower current year spending on restaurant acquisitions.

Net cash used in financing activities was $757 million in 2026 versus $741 million in 2025. The change was primarily driven by higher current year share repurchases, partially offset by higher current year net borrowings.

Consolidated Financial Condition

Our Condensed Consolidated Balance Sheet was impacted by the held for sale classification of assets and liabilities associated with the Pizza Hut divestitures (See Note 3).

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

To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.5 billion Revolving Facility under our Credit Agreement which had $675 million outstanding as of June 30, 2026. Borrowings under our Revolving Facility in 2026 had original maturities of three months or less. We believe that our ongoing cash from operations, cash on hand, which was $674 million at June 30, 2026, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

There have been no material changes to the disclosures made in Item 7 of the Company's 2025 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Pizza Hut Divestitures

On June 16, 2026 we entered into definitive agreements to sell Pizza Hut in two separate transactions. We anticipate both transactions will close in August 2026, subject to customary closing conditions, including receipt of required regulatory approvals. Across the two transactions, we expect to receive approximately $2.3 billion of net proceeds after taxes, closing adjustments and transaction-contingent fees.

With the anticipated net proceeds from the Pizza Hut transactions, we expect to pay down the current drawings on the Revolving Facility and the majority of the remainder will be set aside for share repurchases with timing subject to market conditions. Accordingly, in June 2026, our Board of Directors authorized incremental share repurchases of up to $4 billion through June 30, 2028 (see Note 5).

Debt Obligations and Interest Payments

As of June 30, 2026, approximately 96%, including the impact of interest rate swaps, of our $11.5 billion of total debt outstanding, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years and as mentioned above, we expect to maintain our net leverage ratio at approximately 4.0x EBITDA over the medium term by issuing incremental debt as our business grows. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of June 30, 2026.

	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes		$884	$595	$590	$1,000	$737	$500			$4,306
Credit Agreement	$14	34	1,424	438						1,909
Revolving Facility				675						675
Subsidiary Senior Unsecured Notes		750								750
YUM Senior Unsecured Notes					800	1,050	2,100	$325	$275	4,550
Total	$14	$1,668	$2,019	$1,702	$1,800	$1,787	$2,600	$325	$275	$12,190

A Term Loan A Facility that is part of the Credit Agreement and the Revolving Facility will mature on the earliest of (i) April 26, 2029, (ii) the date that is 91 days prior to the March 15, 2028 maturity of the existing Term Loan B Facility if more than $250 million of such Term Loan B Facility remains outstanding as of such date or (iii) the date that is 91 days prior to the June 1, 2027 maturity of the existing Subsidiary Senior Unsecured Notes if more than $250 million of such Subsidiary Senior Unsecured Notes remain outstanding as of such date. Given the $750 million in Subsidiary Senior Unsecured Notes outstanding as of June 30, 2026, the maturity date of the Term Loan A Facility and the Revolving Facility will occur less than 12 months from the balance sheet date of these Condensed Consolidated Financial Statements if the Company has not paid nor refinanced at least $500 million of the Subsidiary Senior Unsecured Notes 91 days prior to June 1, 2027. As such, the outstanding borrowings of the Term Loan A Facility and the Revolving Facility as of June 30, 2026 have been classified as Short-term borrowings in the Condensed Consolidated Balance Sheets as of June 30, 2026. We expect to refinance the $750 million of the existing Subsidiary Senior Unsecured Notes before 91 days prior to June 1, 2027, and as such, the table above reflects the April 26, 2029 anticipated repayment date for the Term Loan A Facility and the Revolving Facility.

See Note 12 for details on the Securitization Notes, the Credit Agreement, Revolving Facility, Subsidiary Senior Unsecured Notes and YUM Senior Unsecured Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended June 30, 2026, to the disclosures made in Item 7A of the Company’s 2025 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2026.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheets of Yum! Brands, Inc. and subsidiaries (YUM) as of June 30, 2026, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and six-month periods ended June 30, 2026 and June 30, 2025, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2026 and June 30, 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of YUM as of December 31, 2025, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for the year then ended (not presented herein); and in our report dated February 20, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets as of December 31, 2025 is fairly stated, in all material respects, in relation to the consolidated balance sheets from which it has been derived.

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
August 4, 2026

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 15 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Information about our most significant risk factors is disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. At June 30, 2026, there have been no material changes to this information, except for the expanded discussion around the multistate outbreak of Cyclospora, included below.

Food safety and food- or beverage-borne illness concerns may have an adverse effect on our business and/or our growth prospects.

Food or beverage-borne illnesses (that can be caused by food-borne pathogens such as E. coli, Listeria, Salmonella, Cyclospora and Trichinosis) and food safety issues (such as food tampering and contamination including with respect to allergens or adulteration) have occurred and may occur within our system from time to time. For example, in July 2026, there was a multistate outbreak of Cyclospora and Taco Bell U.S. removed certain lettuce from its nationwide supply chain that was later recalled by its vendor. Any report linking our or our Concepts’ franchisees’ restaurants, our suppliers or distributors or otherwise involving the types of products used at our restaurants, or linking our competitors, suppliers, distributors or the retail food industry generally, to instances of food- or beverage-borne illness or food safety issues or substances having perceived health or environmental risks have resulted and could result in adverse publicity and otherwise adversely affect us and lead to consumer complaints, litigation and/or governmental investigations. There is also a risk that we or our Concepts’ franchisees’ restaurants, suppliers or distributors underreport food safety incidents or system failures, which could hinder response and tracking of such risks. Moreover, our Concepts’ restaurants' reliance on third-party food suppliers and distributors and increasing reliance on food delivery aggregators may increase the risk that food- or beverage-borne illness incidents and food safety issues could be caused by factors outside of our control. If a customer is believed to have become ill from food or beverage-borne illnesses or as a result of food safety issues, remediation efforts could include temporary closure of restaurants, which could disrupt our operations and adversely affect our reputation, business and/or our growth prospects. The occurrence of food-borne pathogens in restaurant products or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain and/or lower margins for us and our Concepts’ franchisees. In addition, the health and environmental risks of certain ubiquitous substances (including per-and-polyfluoroalkyl substances (PFAS)) commonly found in packaging have been the subject of increased regulatory scrutiny and lawsuits against us and other restaurant companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2026, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
4/1/26-4/30/26	399	$159.23	399	$811

5/1/26-5/31/26	1,710	$153.32	1,710	$549

6/1/26-6/30/26	1,062	$149.93	1,062	$4,389
Total	3,171	$152.93	3,171

In May 2024, our Board of Directors authorized share repurchases of up to $2 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through December 31, 2026. In June 2026, our Board of Directors authorized share repurchases of up to $4 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock from the earlier of the exhaustion or expiration of the May 2024 authorization through June 30, 2028. As of June 30, 2026, we have remaining capacity to repurchase up to $0.4 billion of Common Stock under the May 2024 authorization.

Item 5. Other Information

Securities Trading Plans

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 (c) of Regulation S-K, except as follows:

Name / Title	Type of Plan	Adoption / Termination Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Tracy Skeans / Chief Operating Officer & Chief People & Culture Officer	Rule 10b5-1 trading plan	May 21, 2026 (1)	December 31, 2026	3,494 (2)	Sale of Shares of Common Stock
				26,660 (3)	Exercise of Stock Appreciation Rights and Sales of Resulting Shares of Common Stock

(1)On May 21, 2026, Tracy Skeans, Chief Operating Officer and Chief People & Culture Officer, modified a trading arrangement she had previously adopted with respect to the sale of securities of the Company's common stock (a "Rule 10b5-1 Trading Plan"). Ms. Skeans' initial Rule 10b5-1 Trading Plan was adopted on February 7, 2026. The modification reduced the number of shares covered by 3,495 shares. The plan includes a minimum 90-day cooling off period from the date of modification.
(2)Represents the number of shares of common stock specified in the modified plan.
(3)Represents the number of shares of common stock underlying the stock appreciation rights awards specified in the modified plan. The actual number of shares of common stock to be received and sold following the exercise of the awards will depend upon the appreciation in the value of the awards and the number of shares withheld for any taxes.

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

	2.1*	Equity Purchase Agreement, dated as of June 16, 2026, by and between Yum! Brands, Inc. and Toppings TopCo, LLC.

	2.2*	Membership Interest Purchase Agreement, dated as of June 16, 2026, between Yum China Holdings, Inc. and Yum! Brands, Inc.

	10.1†	Transition and Retirement Agreement, dated May 28, 2026, between the Company and Tracy Skeans, as attached herein

	15	Letter from KPMG LLP regarding Unaudited Interim Financial Information (Acknowledgement of Independent Registered Public Accounting Firm).

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	†	Indicates a management contract or compensatory plan.

	*	Schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized officer of the registrant.

YUM! BRANDS, INC.
(Registrant)

Date:	August 4, 2026	/s/ David Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)