Form 10-Q
period 2026-09-30
YUM BRANDS INC
filed 2026-11-06
CIK 1041061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 for the quarterly period ended	September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock as of October 30, 2026, was 268,258,657 shares.

YUM! BRANDS, INC.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions, except per share data)
	Quarter ended		Year to date
Revenues	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Company sales	$784	$697	$2,406	$1,974
Franchise and property revenues	854	857	2,605	2,476
Franchise contributions for advertising and other services	415	426	1,271	1,249
Total revenues	2,054	1,979	6,282	5,699
Costs and Expenses, Net
Company restaurant expenses	679	587	2,057	1,668
General and administrative expenses	305	282	950	885
Franchise and property expenses	51	35	136	107
Franchise advertising and other services expense	413	427	1,276	1,251
Refranchising (gain) loss	(22)	(17)	(24)	(33)
Other (income) expense	(7)	(1)	(46)	(15)
Total costs and expenses, net	1,419	1,313	4,349	3,863

Gain on Pizza Hut divestitures	1,683	—	1,683	—

Operating Profit	2,317	666	3,616	1,836
Investment (income) expense, net	—	—	(6)	(1)
Other pension (income) expense	2	1	2	—
Interest expense, net	120	124	377	368
Income Before Income Taxes	2,195	541	3,243	1,470
Income tax provision	572	144	335	446
Net Income	$1,623	$397	$2,908	$1,024

Basic Earnings Per Common Share	$5.96	$1.42	$10.58	$3.67

Diluted Earnings Per Common Share	$5.92	$1.41	$10.51	$3.64

Dividends Declared Per Common Share	$0.75	$0.71	$2.25	$2.13

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Quarter ended		Year to date
	9/30/2026	9/30/2025	9/30/2026	9/30/2025

Net Income	$1,623	$397	$2,908	$1,024
Other comprehensive income (loss), net of tax
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature
Adjustments and gains (losses) arising during the period	7	(6)	5	71
Reclassification of adjustments and (gains) losses into Net Income	42	—	42	—
	49	(6)	47	71
Tax (expense) benefit	—	—	—	—
	49	(6)	47	71
Changes in pension and post-retirement benefits
Unrealized gains (losses) arising during the period	—	—	—	—
Reclassification of (gains) losses into Net Income	—	3	2	5
	—	3	2	5
Tax (expense) benefit	—	(1)	(1)	(1)
	—	3	1	4
Changes in derivative instruments
Unrealized gains (losses) arising during the period	11	5	32	8
Reclassification of (gains) losses into Net Income	(1)	(4)	(3)	(15)
	10	1	29	(6)
Tax (expense) benefit	(2)	—	(7)	2
	8	1	22	(5)

Other comprehensive income (loss), net of tax	57	(2)	70	71
Comprehensive Income	$1,680	$394	$2,978	$1,095

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	Year to date
	9/30/2026	9/30/2025
Cash Flows – Operating Activities
Net Income	$2,908	$1,024
Depreciation and amortization	177	139
Refranchising (gain) loss	(24)	(33)
Gain on Pizza Hut divestitures	(1,683)	—
Deferred income taxes	62	175
Share-based compensation expense	51	54
Changes in accounts and notes receivable	18	51
Changes in prepaid expenses and other current assets	(52)	(8)
Changes in accounts payable and other current liabilities	(6)	(42)
Changes in income taxes payable	(44)	(31)
Other, net	(9)	64
Net Cash Provided by Operating Activities	1,398	1,393

Cash Flows – Investing Activities
Capital spending	(262)	(236)
Acquisitions of franchise restaurants	(5)	(100)
Proceeds from refranchising of restaurants	32	53
Maturities (purchases) of Short-term investments, net	—	91
Proceeds from Pizza Hut divestitures	2,380	—
Other, net	10	(16)
Net Cash Provided by (Used in) Investing Activities	2,155	(208)

Cash Flows – Financing Activities
Proceeds from long-term debt	—	1,493
Repayments of long-term debt	(27)	(957)
Revolving credit facility, three months or less, net	(300)	(350)
Repurchase shares of Common Stock	(1,202)	(374)
Dividends paid on Common Stock	(616)	(592)
Other, net	(35)	(42)
Net Cash Used in Financing Activities	(2,180)	(822)
Effect of Exchange Rates on Cash and Cash Equivalents	3	29
Net Increase in Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	1,376	393
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - Beginning of Period	923	807
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents - End of Period	$2,299	$1,200

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
(in millions)
	9/30/2026	12/31/2025
ASSETS
Current Assets
Cash and cash equivalents	$2,108	$709
Accounts and notes receivable, net	639	841
Prepaid expenses and other current assets	558	490
Total Current Assets	3,305	2,040

Property, plant and equipment, net	1,638	1,605
Goodwill	718	969
Intangible assets, net	803	909
Other assets	1,620	1,708
Deferred income taxes	685	965
Total Assets	$8,769	$8,197

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and other current liabilities	$1,271	$1,433
Income taxes payable	20	46
Short-term borrowings	2,141	38
Total Current Liabilities	3,431	1,516

Long-term debt	9,459	11,872
Other liabilities and deferred credits	2,043	2,133
Total Liabilities	14,933	15,521

Shareholders’ Deficit
Common Stock, no par value, 750 shares authorized; 269 shares issued in 2026 and 277 shares issued in 2025	—	—
Accumulated deficit	(5,924)	(7,014)
Accumulated other comprehensive loss	(241)	(311)
Total Shareholders’ Deficit	(6,165)	(7,325)
Total Liabilities and Shareholders’ Deficit	$8,769	$8,197

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT (Unaudited)
YUM! BRANDS, INC. AND SUBSIDIARIES
Quarters and years to date ended September 30, 2026 and 2025
(in millions)
	Yum! Brands, Inc.
	Issued Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Deficit
	Shares	Amount
Balance at June 30, 2026	273	$—	$(6,809)	$(298)	$(7,107)
Net Income			1,623		1,623
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				7	7
Reclassification of translation adjustments into net income				42	42
Pension and post-retirement benefit plans				—	—
Derivative instruments (net of tax impact of $2 million)				8	8
Comprehensive Income					1,680
Dividends declared			(203)		(203)
Repurchase of shares of Common Stock(1)	(4)	(13)	(535)		(548)
Employee share-based award exercises		(4)			(4)
Share-based compensation events		17			17
Balance at September 30, 2026	269	$—	$(5,924)	$(241)	$(6,165)

Balance at December 31, 2025	277	$—	$(7,014)	$(311)	$(7,325)
Net Income			2,908		2,908
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				5	5
Reclassification of translation adjustments into net income				42	42
Pension and post-retirement benefit plans (net of tax impact of $1 million)				1	1
Derivative instruments (net of tax impact of $7 million)				22	22
Comprehensive Income					2,978
Dividends declared			(617)		(617)
Repurchase of shares of Common Stock(1)	(8)	(24)	(1,200)		(1,224)
Employee share-based award exercises	1	(33)			(33)
Share-based compensation events		57			57
Balance at September 30, 2026	269	$—	$(5,924)	$(241)	$(6,165)

Balance at June 30, 2025	278	$—	$(7,361)	$(319)	$(7,680)
Net Income			397		397
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				(6)	(6)
Pension and post-retirement benefit plans (net of tax impact of $1 million)				3	3
Derivative instruments				1	1
Comprehensive Income					394
Dividends declared			(197)		(197)
Repurchase of shares of Common Stock(1)	—	(16)	(20)		(36)
Employee share-based award exercises	—	(2)	—		(2)
Share-based compensation events		19			19
Balance at September 30, 2025	278	$—	$(7,183)	$(322)	$(7,505)

Balance at December 31, 2024	279	$—	$(7,256)	$(392)	$(7,648)
Net Income			1,024		1,024
Translation adjustments and gains (losses) from intra-entity transactions of a long-term investment nature				71	71
Pension and post-retirement benefit plans				4	4
Derivative instruments (net of tax impact of $2 million)				(5)	(5)
Comprehensive Income					1,095
Dividends declared			(594)		(594)
Repurchase of shares of Common Stock(1)	(3)	(20)	(354)		(374)
Employee share-based award exercises	1	(41)	(3)		(44)
Share-based compensation events		62			62
Balance at September 30, 2025	278	$—	$(7,183)	$(322)	$(7,505)

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

As of September 30, 2026, Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 44,000 restaurants in more than 150 countries and territories, with 97% of these restaurants owned and operated by franchisees.  The Company’s KFC and Taco Bell brands are global leaders of the chicken and Mexican-inspired food categories, respectively. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more.

As of September 30, 2026, YUM consisted of three operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Habit Burger & Grill Division which includes our worldwide operations of the Habit Burger & Grill concept

In 2025, we began a review of strategic options for the Pizza Hut brand. The objective of the review was to create value for YUM, Pizza Hut and its franchisees by determining the optimal approach to best capitalize on Pizza Hut's structural advantages — strong brand equity, experienced franchise partners and meaningful scale — in the highly fragmented pizza market. As a result of this strategic review, during the quarter ended September 30, 2026, we sold the business in two separate transactions with Pizza Hut in mainland China being sold to Yum China Holdings, Inc. ("Yum China"), on August 7, 2026 and Pizza Hut, excluding mainland China, being sold to LongRange Capital, on September 1, 2026. The amounts reported within our Condensed Consolidated Financial Statements and notes thereto in the quarter and year to date ended September 30, 2026 include the operations of Pizza Hut prior to these sale dates and in the quarter and year to date ended September 30, 2025 include the operations of Pizza Hut for the entirety of those periods. Yum China will remain YUM's master franchisee for KFC and Taco Bell in mainland China.

As of September 1, 2026, the Company determined it has three reportable segments on a prospective basis as a result of the sales of the Pizza Hut business. The Company has included the results of our divested segment, Pizza Hut Division, through the sale dates in the accompanying Notes for comparability purposes.

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

The accompanying Financial Statements include all normal and recurring adjustments considered necessary to present fairly, when read in conjunction with our 2025 Form 10-K, the results of the interim periods presented. Our results of operations, comprehensive income, cash flows and changes in shareholders' deficit for these interim periods are not necessarily indicative of the results to be expected for the full year. Amounts presented in the Financial Statements and in the tabular presentations in these Notes are rounded to the nearest underlying whole number in millions in all instances. As a result, some totals and percentages may not recompute based on rounded figures as presented within the Financial Statements and these Notes.

Our significant interim accounting policies include the recognition of advertising and marketing costs, generally in proportion to revenue, and the recognition of income taxes using an estimated annual effective tax rate.

We have reclassified certain items in the Financial Statements for the prior periods to be comparable with the classifications for the quarter and year to date ended September 30, 2026. These reclassifications had no effect on previously reported Net Income.

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

The financial results of all acquired restaurants have been included in our Condensed Consolidated Financial Statements since the respective dates of the acquisitions, which individually and in the aggregate, did not materially impact our results for the quarters and years to date ended September 30, 2026 and 2025, respectively. Pro forma financial information for the periods prior to acquisition is not presented due to the immaterial impact of the restaurant acquisitions on our Condensed Consolidated Financial Statements for both the 2026 and 2025 reporting periods.

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

Note 3 - Pizza Hut Divestitures

On August 7, 2026, we completed the sale of Pizza Hut in mainland China to Yum China, for $1.2 billion of proceeds. The Pizza Hut in mainland China sale resulted in a pre-tax gain of $1.1 billion, which represented the amount of consideration received over the carrying value of the net assets. Yum China will remain YUM’s master franchisee for KFC and Taco Bell in mainland China.

On September 1, 2026, we completed the sale of Pizza Hut excluding mainland China (“Pizza Hut Ex-China”) to LongRange Capital, a private equity firm, for $1.2 billion of net proceeds resulting in a pre-tax gain of $0.6 billion, which represented the amount of net consideration received over the carrying value of the net assets. Additionally, YUM has the opportunity to receive an earn-out from LongRange Capital of $75 million by 2030 based on future performance. We continue to provide Byte by Yum!, our proprietary technology platform, to Pizza Hut Ex-China subsequent to the sale. Additionally, following the closing of the transaction, we continue to provide certain enterprise technology and finance services to Pizza Hut Ex-China under a transition services agreement.

The total $1.7 billion pre-tax gain was recorded to Gain on Pizza Hut divestitures in our Condensed Consolidated Statement of Income in the quarter ended September 30, 2026.

The sale of Pizza Hut did not represent a strategic shift that will have a major effect on YUM’s operations and financial results and, therefore, did not qualify for presentation as a discontinued operation. We suspended certain depreciation and amortization on Pizza Hut assets while they were held for sale, the impact of which was not significant during the quarter and year to date ended September 30, 2026.

Note 4 - Earnings Per Common Share (“EPS”)

	Quarter ended		Year to date
	2026	2025	2026	2025
Net Income	$1,623	$397	$2,908	$1,024

Weighted-average common shares outstanding (for basic calculation)	272	278	275	279
Effect of dilutive share-based employee compensation	2	3	2	2
Weighted-average common and dilutive potential common shares outstanding (for diluted calculation)	274	281	277	281

Basic EPS	$5.96	$1.42	$10.58	$3.67

Diluted EPS	$5.92	$1.41	$10.51	$3.64
Unexercised employee SARs, RSUs, PSUs and stock options (in millions) excluded from the diluted EPS computation(a)	1.1	1.2	1.1	1.4

(a)These unexercised employee stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

Note 5 - Shareholders' Deficit

Under the authority of our Board of Directors, we repurchased shares of our Common Stock during the years to date ended September 30, 2026 and 2025 as indicated below.  All amounts exclude applicable transaction fees and excise taxes on share repurchases.

	Shares Repurchased (thousands)			Dollar Value of Shares Repurchased			Remaining Dollar Value of Shares that may be Repurchased
Authorization Date	2026		2025	2026		2025	2026
May 2024	6,961		2,540	$1,059		$372	$—
June 2026	1,110		—	154		—	3,846
Total	8,070	(a)	2,540	$1,213	(a)	$372	$3,846

(a)    Includes the effect of $15 million in share repurchases (0.1 million shares) with trade dates on, or prior to, September 30, 2026, but cash settlement dates subsequent to September 30, 2026.

In June 2026, our Board of Directors authorized share repurchases of up to $4 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through June 30, 2028. The new authorization took effect during the quarter ended September 30, 2026 upon the exhaustion of a prior authorization approved in May 2024. As of September 30, 2026, we have remaining capacity to repurchase up to $3.8 billion of Common Stock under the June 2026 authorization.

Changes in Accumulated other comprehensive loss (“AOCI”) are presented below.

	Translation Adjustments and Gains (Losses) From Intra-Entity Transactions of a Long-Term Investment Nature	Pension and Post-Retirement Benefits	Derivative Instruments	Total
Balance at June 30, 2026, net of tax	$(163)	$(131)	$(4)	$(298)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	7	—	9	16

(Gains) losses reclassified from AOCI, net of tax	42	—	(1)	41
	49	—	8	57
Balance at September 30, 2026, net of tax	$(114)	$(131)	$4	$(241)

Balance at December 31, 2025, net of tax	$(161)	$(132)	$(18)	$(311)

OCI, net of tax

Gains (losses) arising during the period classified into AOCI, net of tax	5	(1)	24	28

(Gains) losses reclassified from AOCI, net of tax	42	2	(2)	42
	47	1	22	70
Balance at September 30, 2026, net of tax	$(114)	$(131)	$4	$(241)

Note 6 - Other (Income) Expense

	Quarter ended		Year to date
	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Foreign exchange net (gain) loss	$(1)	$2	$4	$(5)
Impairment and closure expense	1	—	11	2
Other(a)	(7)	(3)	(60)	(11)
Other (income) expense	(7)	(1)	(46)	(15)

(a)    The year to date ended September 30, 2026, includes income of approximately $44 million related to a credit card interchange fee litigation settlement, net of legal expenses, in which we were a plaintiff. This settlement was recorded to Unallocated Other income.

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

	9/30/2026	12/31/2025
Accounts and notes receivable, gross	$693	$901
Allowance for doubtful accounts	(54)	(60)
Accounts and notes receivable, net	$639	$841

Prepaid Expenses and Other Current Assets	9/30/2026	12/31/2025
Income tax receivable	$129	$114
Restricted cash	187	192
Prepaid expenses	133	119
Other current assets	111	65
Prepaid expenses and other current assets	$558	$490

Property, Plant and Equipment, net	9/30/2026	12/31/2025
Property, plant and equipment, gross	$3,169	$3,091
Accumulated depreciation and amortization	(1,531)	(1,485)
Property, plant and equipment, net	$1,638	$1,605

Other Assets	9/30/2026	12/31/2025
Operating lease right-of-use assets(a)	$1,197	$1,213
Franchise incentives	172	209
Other	252	286
Other assets	$1,620	$1,708

(a)    Non-current operating lease liabilities of $1,154 million and $1,174 million as of September 30, 2026 and December 31, 2025, respectively, are included in Other liabilities and deferred credits in our Condensed Consolidated Balance Sheets.

During the quarter ended September 30, 2026, we entered into an operating lease that has not yet commenced with estimated future nominal lease payments of approximately $165 million related to the relocation of our Taco Bell and Habit Burger & Grill headquarters. The lease is expected to commence in 2027 with a lease term, excluding renewals, through 2043.

Reconciliation of Cash and Cash Equivalents for Condensed Consolidated Statements of Cash Flows

	9/30/2026	12/31/2025
Cash and cash equivalents as presented in Condensed Consolidated Balance Sheets	$2,108	$709
Restricted cash included in Prepaid expenses and other current assets(a)	187	192
Restricted cash and restricted cash equivalents included in Other assets(b)	4	23
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents as presented in Condensed Consolidated Statements of Cash Flows	$2,299	$923

(a)    Restricted cash within Prepaid expenses and other current assets reflects the cash related to advertising cooperatives which we consolidate that can only be used to settle obligations of the respective cooperatives and cash held in reserve for Taco Bell Securitization interest payments.

(b)    Primarily trust accounts related to our self-insurance program.

Note 8 - Income Taxes

	Quarter ended		Year to date
	2026	2025	2026	2025
Income tax provision	$572	$144	$335	$446
Effective tax rate	26.1%	26.7%	10.3%	30.3%

Our third quarter 2026 effective tax rate was unfavorably impacted by $466 million of tax expense recorded upon the divestitures of the Pizza Hut business. The year to date 2026 effective tax rate also reflected the following favorable factors:

•A net deferred tax benefit of $359 million recorded in the quarter ended June 30, 2026, reflecting the recognition of certain tax basis in entities that were expected to be sold with the Pizza Hut business. Such recognition was triggered upon entering into definitive agreements during the quarter ended June 30, 2026 to sell Pizza Hut.

•Tax benefits of $113 million in the year to date ended September 30, 2026, associated with the internal reorganization to consolidate the Pizza Hut legal entities and assets into two isolated ownership structures by aligning the legal ownership, simplifying the organizational footprint and consolidating the Pizza Hut domestic and international businesses. The tax benefits were the result of establishing deferred tax assets associated with a step-up in amortizable tax basis in intellectual property rights that were transferred from subsidiaries in the US to international subsidiaries as well as releasing valuation allowances against tax attributes which will be utilized to partially offset the taxable gains recognized in such transfers.

•Favorable impacts from newly effective provisions of the One Big Beautiful Bill Act ("OBBBA").

Our third quarter and year to date 2025 effective tax rate was impacted by the following factors:

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

•As a result of the enactment of the OBBBA, during the quarter ended September 30, 2025 we recorded $90 million of tax expense primarily associated with a change in management's judgment regarding our ability to utilize U.S. foreign tax credit related deferred tax assets prior to their expiration. Of this amount, $76 million related to taxable events and related positions prior to enactment with the remaining $14 million attributable to the post-enactment period.

•The above unfavorable factors were partially offset by the favorable impact of recognizing $63 million in tax benefit in the quarter ended September 30, 2025, associated with releasing reserves due to the favorable resolution of an audit.

Note 9 - Revenue Recognition

Disaggregation of Total Revenues

The following tables disaggregate revenue by Concept, for our two most significant markets based on Operating Profit and for all other markets. We believe this disaggregation best reflects the extent to which the nature, amount, timing and uncertainty of our revenues and cash flows are impacted by economic factors.

	Quarter ended 9/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$26	$350	$12	$130	$518
Franchise revenues	42	219	51	2	314
Property revenues	3	8	1	1	12
Franchise contributions for advertising and other services	11	165	57	1	234

China
Franchise revenues	81	—	8	—	90

Other
Company sales	248	4	14	—	266
Franchise revenues	358	19	48	—	426
Property revenues	12	—	—	—	12
Franchise contributions for advertising and other services	165	6	10	—	181
	$948	$770	$202	$134	$2,054

	Quarter ended 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$26	$296	$9	$130	$461
Franchise revenues	46	229	59	2	335
Property revenues	3	8	1	1	13
Franchise contributions for advertising and other services	11	174	67	1	254

China
Franchise revenues	74	—	19	—	93

Other
Company sales	234	2	—	—	235
Franchise revenues	325	17	67	—	408
Property revenues	11	—	—	—	11
Franchise contributions for advertising and other services	150	4	18	—	172
	$879	$730	$240	$134	$1,983	(a)

(a)    Does not include a charge of $4 million to Unallocated Franchise revenues during the quarter ended September 30, 2025.

	Year to date 9/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$80	$1,112	$37	$390	$1,619
Franchise revenues	127	690	166	6	989
Property revenues	9	23	3	3	38
Franchise contributions for advertising and other services	34	515	186	3	739

China
Franchise revenues	231	—	46	—	278

Other
Company sales	725	11	51	—	787
Franchise revenues	1,032	53	179	—	1,264
Property revenues	36	—	1	—	37
Franchise contributions for advertising and other services	477	15	40	—	532
	$2,750	$2,420	$709	$403	$6,282

	Year to date 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
U.S.
Company sales	$72	$843	$20	$385	$1,320
Franchise revenues	130	664	185	5	985
Property revenues	9	25	3	2	40
Franchise contributions for advertising and other services	31	504	203	2	741

China
Franchise revenues	209	—	52	—	261

Other
Company sales	648	6	—	—	654
Franchise revenues	923	45	195	—	1,163
Property revenues	32	—	1	—	33
Franchise contributions for advertising and other services	447	10	51	—	508
	$2,501	$2,098	$710	$395	$5,704	(a)

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

Deferred Franchise Fees
Balance at December 31, 2025	$443
Revenue recognized that was included in unamortized upfront fees received from franchisees at the beginning of the period	(62)
Increase for upfront fees associated with contracts that became effective during the period, net of amounts recognized as revenue during the period	42
Deferred franchise fees related to Pizza Hut divestitures (see Note 3)	(59)
Balance at September 30, 2026	$363

We expect to recognize contract liabilities as revenue over the remaining term of the associated franchise agreement as follows:

Less than 1 year	$61
1 - 2 years	55
2 - 3 years	48
3 - 4 years	43
4 - 5 years	38
Thereafter	118
Total	$363

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

	Quarter ended 9/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$274	$354	$26	$130	$784
Franchise and property revenues	497	245	109	3	854
Franchise contributions for advertising and other services	177	171	67	1	415
	948	770	202	134	2,054

Less:
Company restaurant expenses	240	283	24	122	668
General and administrative expenses	90	52	43	12	197
Franchise and property expenses	21	11	18	1	51
Franchise advertising and other services expense	174	169	69	1	413
Other (income) expense	(2)	—	(2)	—	(4)
Division Operating Profit (Loss)	$425	$255	$50	$(1)	$729

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(108)
Unallocated Company restaurant expenses(c)					(11)
Unallocated Refranchising gain (loss)					22
Gain on Pizza Hut divestitures					1,683
Unallocated Other income (expense)					3
Consolidated Operating Profit					2,317
Investment income (expense), net					—
Other pension income (expense)					(2)
Interest expense, net					(120)
Income before income taxes					$2,195

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$13	$30	$1	$7	$5	$57
Capital Spending	25	24	2	19	16	87

	Quarter ended 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$259	$298	$9	$130	$697
Franchise and property revenues	459	254	146	3	861
Franchise contributions for advertising and other services	161	178	85	1	426
	879	730	240	134	1,983

Less:
Company restaurant expenses	224	227	10	121	583
General and administrative expenses	92	50	50	13	205
Franchise and property expenses	15	8	11	1	35
Franchise advertising and other services expense	160	177	89	1	427
Other (income) expense	—	—	(4)	—	(3)
Division Operating Profit (Loss)	$388	$267	$84	$(2)	$737

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(77)
Unallocated Company restaurant expenses(c)					(4)
Unallocated Franchise and property revenues					(4)
Unallocated Refranchising gain (loss)					17
Unallocated Other income (expense)					(3)
Consolidated Operating Profit					666
Investment income (expense), net					—
Other pension income (expense)					(1)
Interest expense, net					(124)
Income before income taxes					$541

Other Segment Disclosures

	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$14	$17	$6	$7	$8	$50
Capital Spending	34	26	8	14	12	94

	Year to Date 9/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$804	$1,122	$89	$390	$2,406
Franchise and property revenues	1,435	767	394	9	2,605
Franchise contributions for advertising and other services	511	530	226	3	1,271
	2,750	2,420	709	403	6,282

Less:
Company restaurant expenses	711	860	85	364	2,021
General and administrative expenses	264	158	159	37	618
Franchise and property expenses	57	27	49	3	136
Franchise advertising and other services expense	503	529	240	3	1,276
Other (income) expense	(4)	—	(8)	8	(4)
Division Operating Profit (Loss)	$1,217	$846	$184	$(12)	$2,236

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(332)
Unallocated Company restaurant expenses(c)					(36)
Unallocated Refranchising gain (loss)					24
Gain on Pizza Hut divestitures					1,683
Unallocated Other income (expense)(d)					42
Consolidated Operating Profit					3,616
Investment income (expense), net					6
Other pension income (expense)					(2)
Interest expense, net					(377)
Income before income taxes					$3,243

Other Segment Disclosures
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$39	$86	$12	$22	$17	$177
Capital Spending	75	85	6	54	41	262

	Year to Date 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Total
Company Sales	$721	$848	$20	$385	$1,974
Franchise and property revenues	1,303	735	436	8	2,482
Franchise contributions for advertising and other services	478	514	255	2	1,249
	2,501	2,098	710	395	5,704

Less:
Company restaurant expenses	635	649	21	352	1,657
General and administrative expenses	261	148	159	39	607
Franchise and property expenses	51	22	32	3	107
Franchise advertising and other services expense	472	510	268	2	1,251
Other (income) expense	1	—	(9)	1	(8)
Division Operating Profit (Loss)	$1,082	$770	$239	$—	$2,090

Unallocated amounts:(a)
Corporate and unallocated G&A expenses(b)					$(279)
Unallocated Company restaurant expenses(c)					(11)
Unallocated Franchise and property revenues					(5)
Unallocated Refranchising gain (loss)					33
Unallocated Other income (expense)					8
Consolidated Operating Profit					1,836
Investment income (expense), net					1
Other pension income (expense)					—
Interest expense, net					(368)
Income before income taxes					$1,470

Other Segment Disclosures
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Total
Depreciation and Amortization(e)	$35	$49	$15	$20	$22	$139
Capital Spending	71	75	23	32	35	236

Revenues by Country(f)

	Quarter ended		Year to date
	2026	2025	2026	2025
United States	$1,078	$1,063	$3,385	$3,085
United Kingdom	264	245	787	683
Other	712	672	2,110	1,931
	$2,054	$1,979	$6,282	$5,699

(a)Amounts have not been allocated to any segment for performance reporting purposes.

(b)Corporate and unallocated G&A expenses include charges of $26 million and $107 million in the quarter and year to date ended September 30, 2026, respectively, and $8 million in both the quarter and year to date ended September 30, 2025, related to our Pizza Hut strategic options review. Corporate and unallocated G&A expenses include charges of $5 million and $37 million in the quarter and year to date ended September 30, 2025, respectively, related to our resource optimization program and charges of $3 million during the quarter ended September 30, 2025 and $1 million and $20 million for the years to date ended September 30, 2026 and 2025, respectively, related to our brand headquarters consolidation.

(c)Unallocated Company restaurant expenses include amortization of reacquired franchise rights.

(d)Unallocated Other income (expense) includes income of $44 million, net of legal expenses, in the year to date ended September 30, 2026, related to a credit card interchange fee litigation settlement in which we were a plaintiff.

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

The components of net periodic benefit cost associated with our U.S. pension plans are as follows:

	Quarter ended		Year to date
	2026	2025	2026	2025
Service cost	$1	$1	$3	$3
Interest cost	11	11	32	33
Expected return on plan assets	(13)	(13)	(37)	(40)
Amortization of net (gain) / loss	1	—	2	1
Amortization of prior service costs	1	—	1	1
Net periodic benefit cost (income)	$1	$(1)	$1	$(2)

Additional loss recognized due to settlements(a)	$—	$2	$—	$3
Special termination benefits	$2	$—	$2	$—

(a)Loss is a result of settlement transactions which exceeded the sum of annual service and interest costs for the applicable plan. This loss was recorded in Other pension (income) expense.

Note 12 - Short-term Borrowings and Long-term Debt

Short-term Borrowings	9/30/2026	12/31/2025
Current maturities of long-term debt	$2,146	$39
Other	—	2
	2,146	41
Less current portion of debt issuance costs and discounts	(5)	(3)
Short-term borrowings	$2,141	$38

Long-term Debt
Securitization Notes	$4,306	$4,306
Subsidiary Senior Unsecured Notes	750	750
Revolving Facility	—	300
Term Loan A Facility	484	494
Term Loan B Facility	1,418	1,429
YUM Senior Unsecured Notes	4,550	4,550
Finance lease obligations	144	148
	$11,653	$11,976
Less long-term portion of debt issuance costs and discounts	(48)	(66)
Less current maturities of long-term debt	(2,146)	(39)
Long-term debt	$9,459	$11,872

The Term Loan A Facility and the Revolving Facility will mature on the earliest of (i) April 26, 2029, (ii) the date that is 91 days prior to the March 15, 2028 maturity of the existing Term Loan B Facility if more than $250 million of such Term Loan B remains outstanding as of such date or (iii) the date that is 91 days prior to the June 1, 2027 maturity of the existing Subsidiary Senior Unsecured Notes if more than $250 million of such Subsidiary Senior Unsecured Notes remain outstanding as of such date. Given the $750 million in Subsidiary Senior Unsecured Notes outstanding at September 30, 2026, the maturity date of the

Term Loan A Facility and Revolving Facility will occur less than 12 months from the balance sheet date of these Condensed Consolidated Financial Statements if the Company has not paid nor refinanced at least $500 million of the Subsidiary Senior Unsecured Notes 91 days prior to June 1, 2027. As such, the outstanding borrowings of the Term Loan A Facility and the Revolving Facility have been classified as Short-term borrowings in the Condensed Consolidated Balance Sheets as of September 30, 2026.

Details of our Short-term borrowings and Long-term debt as of December 31, 2025 can be found within our 2025 Form 10-K.

Cash paid for interest during the years to date ended September 30, 2026 and 2025, was $375 million and $364 million, respectively.

Note 13 - Derivative Instruments

We use derivative instruments to manage certain of our market risks related to fluctuations in foreign currency exchange rates, interest rates and deferred compensation liabilities. As a result of the use of derivative instruments, the Company is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with major financial institutions carefully selected based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2026, all of the counterparties to our derivative instruments had investment grade ratings according to the three major ratings agencies. To date, all counterparties have performed in accordance with their contractual obligations.

Foreign Currency Contracts

We utilized foreign currency forward contracts with a U.S. dollar notional amount of approximately $75 million to reduce the foreign currency exposure relating to our net investment in certain Indian rupee functional currency operations during the quarter ended September 30, 2026. These forward contracts are designated as a net investment hedge and the related mark-to-market adjustments are being recorded as a cumulative translation adjustment within AOCI. These foreign currency forward contracts did not have a material impact on our Condensed Consolidated Financial Statements for the quarter or year to date ended September 30, 2026.

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

Gains and losses on these interest rate swaps recognized in OCI and reclassifications from AOCI into Net Income were as follows:

	Quarter ended				Year to date
	Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income		Gains/(Losses) Recognized in OCI		(Gains)/Losses Reclassified from AOCI into Net Income
	2026	2025	2026	2025	2026	2025	2026	2025

Interest rate swaps	$12	$1	$(1)	$(4)	$32	$7	$(4)	$(12)

Income tax benefit/(expense)	(3)	—	—	1	(8)	(2)	1	3

As of September 30, 2026, the estimated net gain included in AOCI related to our interest rate swaps that will be reclassified into earnings in the next 12 months is $15 million, based on current Secured Overnight Financing (“SOFR”) interest rates.

Total Return Swaps

We have entered into total return swap derivative contracts, with the objective of reducing our exposure to market-driven changes in certain of the liabilities associated with compensation deferrals into our Executive Income Deferral (“EID”) plan. While these total return swaps represent economic hedges, we have not designated them as hedges for accounting purposes. As a result, the changes in the fair value of these derivatives are recognized immediately in earnings within General and administrative expenses in our Condensed Consolidated Statements of Income largely offsetting the changes in the associated EID liabilities. The fair value associated with the total return swaps as of both September 30, 2026 and December 31, 2025, was not significant.

See Note 14 for the fair value of our derivative assets and liabilities.

Note 14 - Fair Value Disclosures

As of September 30, 2026, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, short-term borrowings and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of our notes receivable, net of allowances, and lease guarantees, less reserves for expected losses, approximates their carrying value. The following table presents the carrying value and estimated fair value of the Company’s debt obligations:

	9/30/2026		12/31/2025
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)

Securitization Notes(a)	$4,306	$4,134	$4,306	$4,160
Subsidiary Senior Unsecured Notes(b)	750	756	750	753
Term Loan A Facility(b)	484	483	494	492
Term Loan B Facility(b)	1,418	1,424	1,429	1,440
YUM Senior Unsecured Notes(b)	4,550	4,300	4,550	4,581

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

			Fair Value
	Condensed Consolidated Balance Sheet	Level	9/30/2026	12/31/2025
Assets
Interest Rate Swaps	Prepaid expenses and other current assets	2	$15	$1
Interest Rate Swaps	Other assets	2	11	—
Liabilities
Interest Rate Swaps	Other liabilities and deferred credits	2	—	(3)

The fair value of the Company's interest rate swaps was determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration based on observable inputs.

Note 15 - Contingencies

Internal Revenue Service Proposed Adjustment

Following an Internal Revenue Service (“IRS”) audit for the 2013 to 2015 fiscal years, we were unable to resolve underpayments of tax that the IRS proposed resulting from that audit using the IRS Appeals process, a pre-litigation, alternative dispute resolution tool. The IRS asserts an underpayment of tax of approximately $2.1 billion plus $418 million in penalties for fiscal year 2014. Both amounts are subject to interest, with interest of approximately $2.4 billion accruing through September 30, 2026. Those amounts relate primarily to a series of reorganizations that we undertook in 2014 in connection with the business realignment of our corporate and management reporting structure along brand lines. The IRS asserts that these transactions resulted in taxable distributions of approximately $6.0 billion.

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

Lease Guarantees

As a result of having assigned our interest in obligations under real estate leases as a condition to the refranchising of certain Company-owned restaurants, and guaranteeing certain other leases, we are frequently secondarily liable on lease agreements.  These leases have varying terms, the latest of which expires in 2065.  As of September 30, 2026, the potential amount of undiscounted payments we could be required to make in the event of non-payment by the primary lessee was approximately $300 million. The present value of these potential payments discounted at our pre-tax cost of debt at September 30, 2026, was approximately $250 million.  Our franchisees are the primary lessees under the vast majority of these leases.  We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of non-payment under the lease.  We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, although such risk may not be reduced in the context of a bankruptcy or other similar restructuring of a large franchisee or group of franchisees.  The liability recorded for our expected losses under such leases as of September 30, 2026, was not material.

Legal Proceedings

We are subject to various claims and contingencies related to lawsuits, real estate, environmental and other matters arising in the normal course of business. An accrual is recorded with respect to claims or contingencies for which a loss is determined to be probable and reasonably estimable.

India Regulatory Matter

Yum! Restaurants India Private Limited (“YRIPL”), a YUM subsidiary that operates KFC restaurants in India and which operated Pizza Hut restaurants in India prior to YUM's divestiture of the Pizza Hut business, is the subject of a regulatory enforcement action in India (the “Action”). The Action alleges, among other things, that certain KFC and Pizza Hut subsidiaries failed to satisfy certain conditions imposed by the Secretariat for Industrial Approval in 1993 and 1994 when those companies were granted permission for foreign investment and operation in India. The conditions at issue include an alleged minimum investment commitment and store build requirements as well as limitations on the remittance of fees outside of India.

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

On January 29, 2020, the Special Director issued an order imposing a penalty on YRIPL and certain former directors of approximately Indian Rupee 11 billion, or approximately $115 million. Of this amount, $110 million relates to the alleged failure to invest a total of $80 million in India within an initial seven-year period. We have been advised by external counsel that the order is flawed and have filed a writ petition with the Delhi High Court, which granted an interim stay of the penalty order on March 5, 2020. In November 2022, YRIPL was notified that an administrative tribunal bench had been constituted to hear an appeal by DOE of certain findings of the January 2020 order, including claims that certain charges had been wrongly dropped and that an insufficient amount of penalty had been imposed. Hearings before an administrative tribunal as well as the Delhi High Court have been continued and rescheduled, and the stay order remains in effect. We deny liability and intend to continue vigorously defending this matter. We do not consider the risk of any significant loss arising from this order to be probable.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

The following Management's Discussion and Analysis (“MD&A”), should be read in conjunction with the unaudited Condensed Consolidated Financial Statements (“Financial Statements”), the Forward-Looking Statements and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, (“2025 Form 10-K”). All Note references herein refer to the Notes to the Financial Statements.  Tabular amounts are displayed in millions of U.S. dollars except per share and unit count amounts, or as otherwise specifically identified. Amounts presented in the Financial Statements, notes thereto and in the tabular presentations in this MD&A are rounded to the nearest underlying whole number in millions in all instances. As a result, some totals and percentages may not recompute based on rounded figures as presented within this MD&A.

As of September 30, 2026, Yum! Brands, Inc. and its Subsidiaries (collectively referred to herein as the “Company,” “YUM,” “we,” “us” or “our”) franchise or operate a system of over 44,000 restaurants in more than 150 countries and territories, under the concepts of KFC, Taco Bell and The Habit Burger & Grill (collectively, the “Concepts”).  The Company’s KFC and Taco Bell brands are global leaders of the chicken and Mexican-inspired food categories, respectively. The Habit Burger & Grill is a fast-casual restaurant concept specializing in made-to-order chargrilled burgers, sandwiches and more. Of the over 44,000 restaurants, 97% are operated by franchisees.

YUM currently consists of three operating segments:

•The KFC Division which includes our worldwide operations of the KFC concept
•The Taco Bell Division which includes our worldwide operations of the Taco Bell concept
•The Habit Burger & Grill Division which includes our worldwide operations of the Habit Burger & Grill concept

In 2025, we began a review of strategic options for the Pizza Hut brand. The objective of the review was to create value for YUM, Pizza Hut and its franchisees by determining the optimal approach to best capitalize on Pizza Hut's structural advantages — strong brand equity, experienced franchise partners and meaningful scale — in the highly fragmented pizza market. As a result of this strategic review, during the quarter ended September 30, 2026, we sold the business in two separate transactions with Pizza Hut in mainland China being sold to Yum China Holdings, Inc. ("Yum China"), on August 7, 2026 and Pizza Hut, excluding mainland China ("Pizza Hut Ex-China"), being sold to LongRange Capital, on September 1, 2026. The amounts reported within this MD&A in the quarter and year to date ended September 30, 2026 include the operations of Pizza Hut prior to these sale dates and in the quarter and year to date ended September 30, 2025 include the operations of Pizza Hut for the entirety of those periods.

As of September 1, 2026, the Company determined it has three reportable segments on a prospective basis as a result of the sale of the Pizza Hut business. The Company has included the results of our divested segment, Pizza Hut Division, through the sale dates in the accompanying Financial Statements, notes thereto and this MD&A for comparability purposes.

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

We intend for this MD&A to provide the reader with information that will assist in understanding our results of operations, including performance metrics that management uses to assess the Company's performance. Throughout this MD&A, we commonly discuss the following performance metrics. Performance metrics presented herein include only amounts related to KFC, Taco Bell and Habit Burger & Grill and do not include any amounts related to Pizza Hut due to the divestitures of the business.

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

Certain General and administrative expenses allocations between KFC Division and Corporate and Unallocated for the prior periods have been restated to be comparable with the allocations for the quarter and year to date ended September 30, 2026.

Results of Operations

Summary

All comparisons within this summary are versus the same period a year ago.

Performance Metrics (excluding Pizza Hut):

Performance Metrics	Third-Quarter % Change			Year-to-Date % Change
	System Sales, ex FX	Same-Store Sales	Units	System Sales, ex FX	Same-Store Sales	Units
KFC Division	+6	+1	+7	+6	+2	+7
Taco Bell Division	(2)	(4)	+3	+6	+4	+3
Worldwide	+3	Even	+7	+6	+2	+7

Additionally:

•Gross unit openings for the quarter were 955 units resulting in 732 net new units.
◦Gross unit openings for the year to date were 2,359 units resulting in 1,602 net new units.

Operating Results:

Reported Results	Third-Quarter % Change		Year-to-Date % Change
	GAAP Operating Profit	Core Operating Profit	GAAP Operating Profit	Core Operating Profit
KFC Division	+9	+8	+13	+8
Taco Bell Division	(5)	(4)	+10	+10
Pizza Hut Division	(41)	(41)	(23)	(24)
Worldwide	+248	(4)	+97	+2

Additionally:

•Foreign currency translation favorably impacted Divisional Operating Profit by $7 million and $48 million for the quarter and year to date ended September 30, 2026, respectively.
•Excluding the results of Pizza Hut for both 2026 and 2025, Core Operating Profit grew 1% and 6% for the quarter and year to date ended September 30, 2026, respectively.
•2026 GAAP Operating Profit figures reflect a pre-tax gain of approximately $1.7 billion related to the sales of Pizza Hut.

	Third Quarter			Year to date
	2026	2025	% Change	2026	2025	% Change
GAAP EPS	$5.92	$1.41	+319	$10.51	$3.64	+188
Less Special Items EPS	$4.36	$(0.16)	NM	$5.83	$(0.67)	NM
EPS Excluding Special Items	$1.56	$1.58	(1)	$4.68	$4.32	+8

Worldwide

GAAP Results

	Quarter ended				Year to date
	2026	2025	% B/(W)		2026	2025	% B/(W)
Company sales	$784	$697	13		$2,406	$1,974	22
Franchise and property revenues	854	857	—		2,605	2,476	5
Franchise contributions for advertising and other services	415	426	(3)		1,271	1,249	2
Total revenues	2,054	1,979	4		6,282	5,699	10

Company restaurant expenses	679	587	(16)		2,057	1,668	(23)
G&A expenses	305	282	(8)		950	885	(7)
Franchise and property expenses	51	35	(48)		136	107	(27)
Franchise advertising and other services expense	413	427	3		1,276	1,251	(2)
Refranchising (gain) loss	(22)	(17)	29		(24)	(33)	(27)
Other (income) expense	(7)	(1)	NM		(46)	(15)	NM
Total costs and expenses, net	1,419	1,313	(8)		4,349	3,863	(13)
Gain on Pizza Hut divestitures	1,683	—	N/A		1,683	—	N/A
Operating Profit	2,317	666	248		3,616	1,836	97

Investment (income) expense, net	—	—	NM		(6)	(1)	NM
Other pension (income) expense	2	1	(121)		2	—	(563)
Interest expense, net	120	124	4		377	368	(3)
Income before income taxes	2,195	541	306		3,243	1,470	121
Income tax provision	572	144	(296)		335	446	25
Net Income	$1,623	$397	309		$2,908	$1,024	184

Diluted EPS(a)	$5.92	$1.41	319		$10.51	$3.64	188
Effective tax rate	26.1%	26.7%	0.6	ppts.	10.3%	30.3%	20.0	ppts.

(a)See Note 4 for the number of shares used in this calculation.

Performance Metrics (excluding Pizza Hut)

Unit Count	9/30/2026	9/30/2025	% Increase (Decrease)
Franchise	43,413	40,826	6
Company-owned	1,500	1,318	14
Total	44,913	42,144	7

	Quarter ended		Year to date
	2026	2025	2026	2025
Same-store Sales Growth %	Even	4	2	4
System Sales Growth %, reported	5	8	8	6
System Sales Growth %, excluding FX	3	7	6	6

Our system sales breakdown by Company and franchise sales was as follows:

	Quarter ended		Year to date
	2026	2025	2026	2025

Total Divisional
Company sales(a)	$759	$688	$2,317	$1,954
Franchise sales	13,750	13,187	40,500	37,557
System sales	14,508	13,874	42,817	39,511
Negative (Positive) Foreign Currency Impact(b)	(190)	N/A	(1,000)	N/A
System sales, excluding FX	$14,318	$13,874	$41,817	$39,511

KFC Division
Company sales(a)	$274	$259	$804	$721
Franchise sales	9,772	9,081	28,136	25,681
System sales	10,046	9,340	28,941	26,401
Negative (Positive) Foreign Currency Impact(b)	(191)	N/A	(980)	N/A
System sales, excluding FX	$9,855	$9,340	$27,961	$26,401

Taco Bell Division
Company sales(a)	$354	$298	$1,122	$848
Franchise sales	3,938	4,070	12,241	11,775
System sales	4,292	4,368	13,363	12,623
Negative (Positive) Foreign Currency Impact(b)	1	N/A	(20)	N/A
System sales, excluding FX	$4,293	$4,368	$13,343	$12,623

Habit Burger & Grill Division
Company sales(a)	$130	$130	$390	$385
Franchise sales	40	36	123	101
System sales	170	166	513	486
Negative (Positive) Foreign Currency Impact(b)	—	N/A	—	N/A
System sales, excluding FX	$170	$166	$513	$486

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

Non-GAAP Items

Non-GAAP Items, along with the reconciliation to the most comparable GAAP financial measure, as presented below.

	Quarter ended		Year to date
	2026	2025	2026	2025
Core Operating Profit Growth (Decline) %	(4)	7	2	6
Diluted EPS Growth (Decline) %, excluding Special Items	(1)	15	8	11
Effective Tax Rate excluding Special Items	20.9%	20.8%	20.5%	21.4%

Company restaurant profit	$105	$110	$349	$306
Company restaurant margin %	13.4%	15.8%	14.5%	15.5%

Reconciliation of GAAP Operating Profit to Core Operating Profit	Quarter ended		Year to date
	2026	2025	2026	2025
Consolidated
GAAP Operating Profit	$2,317	$666	$3,616	$1,836
Detail of Special Items:
Charges associated with Pizza Hut Strategic Options Review(a)	26	8	107	8
Gain on Pizza Hut divestitures(b)	(1,683)	—	(1,683)	—
Charges associated with Brand HQ Consolidation(c)	—	3	1	20
Charges associated with Resource Optimization	—	5	—	37
Income from Litigation Settlement(d)	—	—	(44)	—
German acquisition and Turkey termination-related costs	—	1	—	8
Special Items (Income) Expense - Operating Profit	(1,656)	18	(1,618)	73
Positive Foreign Currency Impact on Division Operating Profit	(7)	N/A	(48)	N/A
Core Operating Profit	$654	$684	$1,950	$1,909

Special Items as shown above were recorded to the financial statement line items identified below.

Condensed Consolidated Statements of Income Line Item
Decrease in Franchise and property revenues	$—	$4	$—	$5
Increase in General and administrative expenses	26	14	109	71
Increase in Gain on Pizza Hut divestitures	(1,683)	—	(1,683)	—
Increase in Other (income) expense	—	—	(44)	(3)
Special Items (Income) Expense - Operating Profit	$(1,656)	$18	$(1,618)	$73

KFC Division
GAAP Operating Profit	$425	$388	$1,217	$1,082
Negative (Positive) Foreign Currency Impact	(7)	N/A	(44)	N/A
Core Operating Profit	$418	$388	$1,174	$1,082

Taco Bell Division
GAAP Operating Profit	$255	$267	$846	$770
Negative (Positive) Foreign Currency Impact	—	N/A	(1)	N/A
Core Operating Profit	$255	$267	$846	$770

Pizza Hut Division
GAAP Operating Profit	$50	$84	$184	$239
Negative (Positive) Foreign Currency Impact	—	N/A	(4)	N/A
Core Operating Profit	$50	$84	$181	$239

Habit Burger & Grill Division
GAAP Operating Profit (Loss)	$(1)	$(2)	$(12)	$—
Negative (Positive) Foreign Currency Impact	—	N/A	—	N/A
Core Operating Profit (Loss)	$(1)	$(2)	$(12)	$—

Reconciliation of GAAP Net Income to Net Income excluding Special Items
GAAP Net Income	$1,623	$397	$2,908	$1,024
Special Items (Income) Expense - Operating Profit	(1,656)	18	(1,618)	73
Special Items Expense - Other pension (income) expense(b)	2	—	2	—
Special Items Tax Expense(e)	459	28	2	116
Net Income excluding Special Items	$427	$442	$1,294	$1,214

	Quarter ended		Year to date
	2026	2025	2026	2025
Reconciliation of Diluted EPS to Diluted EPS excluding Special Items
Diluted EPS	$5.92	$1.41	$10.51	$3.64
Less Special Items Diluted EPS	4.36	(0.16)	5.83	(0.67)
Diluted EPS excluding Special Items	$1.56	$1.58	$4.68	$4.32

Reconciliation of GAAP Effective Tax Rate to Effective Tax Rate excluding Special Items
GAAP Effective Tax Rate	26.1%	26.7%	10.3%	30.3%
Impact on Tax Rate as a result of Special Items	5.2%	5.9%	(10.2)%	8.9%
Effective Tax Rate excluding Special Items	20.9%	20.8%	20.5%	21.4%

(a)    In 2025, we began a review of strategic options for the Pizza Hut brand which culminated in the quarter ended September 30, 2026 with two separate transactions for the sale of the brand. We recorded charges of $26 million and $107 million during the quarter and year to date ended September 30, 2026, respectively, and charges of $4 million in both the quarter and year to date ended September 30, 2025, to Corporate and unallocated General and administrative expenses, which primarily included third-party advising costs associated with this strategic options review. Additionally in 2025, we wrote off approximately $4 million of franchise incentive assets associated with rationalizing the Pizza Hut estate in preparation for a potential transaction. Given the significance of the costs incurred through the course of this strategic options review, we have reflected such amounts as Special Items.

(b)During the quarter ended September 30, 2026, we completed the divestiture of the Pizza Hut brand in two transactions. On August 7, 2026, we completed the sale of Pizza Hut in mainland China to Yum China for $1.2 billion in proceeds. On September 1, 2026, we completed the sale of Pizza Hut excluding mainland China to LongRange Capital, a private equity firm, for $1.2 billion of net proceeds. The Pizza Hut divestitures resulted in a pre-tax gain of $1.7 billion, which represented the amount of net consideration received over the carrying value of the net assets and was recorded to Gain on Pizza Hut divestitures in the quarter ended September 30, 2026. Additionally, we incurred charges of $2 million within Other Pension (income) expense associated with an option for certain Pizza Hut employees to voluntarily elect an early payout of their pension benefits in connection with the sales. Due to the nature and size of the divestitures, we have reflected such amounts as Special Items.

(c)In 2025, we decided to designate two brand headquarters in the U.S., located in Plano, Texas and Irvine, California, to foster greater collaboration among brands and employees. This involved relocating the KFC U.S. corporate office to the KFC Global headquarters and requiring the majority of our U.S.-based remote employees to relocate to an appropriate headquarter office. We also decided to relocate our YUM Corporate headquarters to a new space in Louisville, Kentucky and accordingly, donated our existing space. Costs incurred to date primarily include severance for the employees who chose not to relocate and consultant fees. As a result of these decisions, we recorded charges of approximately $3 million during the quarter ended September 30, 2025, and approximately $1 million and $20 million for the years to date ended September 30, 2026 and 2025, respectively to Corporate and unallocated General and administrative expenses. Due to their scope and size, these charges have been reflected as Special Items.

(d)During the quarter ended March 31, 2026, we received approximately $44 million, net of legal expenses, related to a credit card interchange fee litigation settlement in which we were a plaintiff. This settlement was recorded to Unallocated Other (income) expense. Due to the nature and size of the settlement, including the years to which the litigation related, it has been reflected as a Special Item within Other income.

(e)The below table includes the detail of Special Items Tax (Benefit) Expense:

	Quarter ended		Year to date
	9/30/2026	9/30/2025	9/30/2026	9/30/2025
Tax (Benefit) on Special Items Expense - Operating Profit	$(7)	$(4)	$(16)	$(18)
Tax Expense - Income tax impacts from Gain on Pizza Hut divestitures	466	—	107	—
Tax (Benefit) - Intra-entity transfers and valuations of intellectual property	—	—	(101)	—
Tax Expense - U.S. OBBBA	—	76	—	76
Tax (Benefit) - Tax audit	—	(47)	—	(47)
Tax Expense - Other Income tax impacts recorded as Special	—	—	13	—
Tax Expense - Foreign tax reserve	—	3	—	105
Special Items Tax Expense	$459	$28	$2	$116

Tax (Benefit) on Special Items Expense - Operating Profit was determined by assessing the tax impact of each individual component within Special Items, other than the income tax impacts from Gain on Pizza Hut divestitures which is shown separately, based upon the nature of the item and jurisdictional tax law.

Tax Expense - Income tax impacts from Gain on Pizza Hut divestitures in the quarter ended September 30, 2026, reflects $466 million of tax expense recorded upon the sales of the Pizza Hut business. The year to date ended September 30, 2026 also reflects a $359 million net deferred tax benefit, reflecting the recognition of certain tax basis in entities expected to be sold with the Pizza Hut business upon entering into definitive agreements during the quarter ended June 30, 2026.

Tax (Benefit) - Intra-entity transfers and valuations of intellectual property in the year to date ended September 30, 2026, reflects tax benefits of $113 million resulting from an internal reorganization to consolidate our Pizza Hut legal entities and assets into two isolated ownership structures by aligning the legal ownership, simplifying the organizational footprint and consolidating the Pizza Hut domestic and international businesses. As part of this reorganization, certain Pizza Hut intellectual property ("IP") rights from subsidiaries in the U.S. were transferred to international subsidiaries resulting in a step-up in amortizable tax basis of those IP rights. This reorganization began in the fourth quarter of 2025 in connection with our Pizza Hut strategic options review.

Additionally, Tax (Benefit) - Intra-entity transfers and valuations of intellectual property in the year to date ended September 30, 2026, includes $12 million of tax expense representing an adjustment to the valuation allowance on tax credits previously granted by local Swiss tax authorities in connection with transferred IP rights in Switzerland. Previously recorded impacts associated with this IP transfer were recorded as Special Items.

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

Tax Expense - Other Income tax impacts recorded as Special in the year to date ended September 30, 2026, includes a $13 million adjustment to tax expense associated with our decision to exit Russia. Consistent with previously recorded impacts associated with our decision to exit Russia, this adjustment was recorded as a Special Item.

Tax Expense - Foreign tax reserve in the quarter and year to date ended September 30, 2025, is associated with a reserve, and the related ongoing foreign exchange and inflationary adjustments, associated with a change in management's judgment around a Mexican subsidiary's ability to utilize losses to offset recapture gains triggered by a historical tax deconsolidation in Mexico. This expense was reflected as a Special Item due to its size and the time elapsed since the years to which the reserve relates.

Reconciliation of GAAP Operating Profit to Company Restaurant Profit
	Quarter ended 9/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$425	$255	$50	$(1)	$1,589	$2,317
Less:
Franchise and property revenues	497	245	109	3	—	854
Franchise contributions for advertising and other services	177	171	67	1	—	415
Gain on Pizza Hut divestitures	—	—	—	—	1,683	1,683
Add:
General and administrative expenses	90	52	43	12	108	305
Franchise and property expenses	21	11	18	1	—	51
Franchise advertising and other services expense	174	169	69	1	—	413
Refranchising (gain) loss	—	—	—	—	(22)	(22)
Other (income) expense	(2)	—	(2)	—	(3)	(7)
Company restaurant profit (loss)	$34	$72	$2	$9	$(11)	$105
Company sales	$274	$354	$26	$130	$—	$784
Company restaurant margin %	12.3%	20.2%	8.4%	6.6%	N/A	13.4%

	Quarter ended 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$388	$267	$84	$(2)	$(71)	$666
Less:
Franchise and property revenues	459	254	146	3	(4)	857
Franchise contributions for advertising and other services	161	178	85	1	—	426
Add:
General and administrative expenses	92	50	50	13	77	282
Franchise and property expenses	15	8	11	1	—	35
Franchise advertising and other services expense	160	177	89	1	—	427
Refranchising (gain) loss	—	—	—	—	(17)	(17)
Other (income) expense	—	—	(4)	—	3	(1)
Company restaurant profit (loss)	$36	$71	$(1)	$9	$(4)	$110
Company sales	$259	$298	$9	$130	$—	$697
Company restaurant margin %	13.7%	23.7%	(12.2)%	7.0%	N/A	15.8%

	Year to date 9/30/2026
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,217	$846	$184	$(12)	$1,380	$3,616
Less:
Franchise and property revenues	1,435	767	394	9	—	2,605
Franchise contributions for advertising and other services	511	530	226	3	—	1,271
Gain on Pizza Hut divestitures	—	—	—	—	1,683	1,683
Add:
General and administrative expenses	264	158	159	37	332	950
Franchise and property expenses	57	27	49	3	—	136
Franchise advertising and other services expense	503	529	240	3	—	1,276
Refranchising (gain) loss	—	—	—	—	(24)	(24)
Other (income) expense	(4)	—	(8)	8	(42)	(46)
Company restaurant profit (loss)	$93	$262	$3	$26	$(36)	$349
Company sales	$804	$1,122	$89	$390	$—	$2,406
Company restaurant margin %	11.6%	23.4%	3.9%	6.8%	N/A	14.5%

	Year to date 9/30/2025
	KFC Division	Taco Bell Division	Pizza Hut Division	Habit Burger & Grill Division	Corporate and Unallocated	Consolidated
GAAP Operating Profit (Loss)	$1,082	$770	$239	$—	$(254)	$1,836
Less:
Franchise and property revenues	1,303	735	436	8	(5)	2,476
Franchise contributions for advertising and other services	478	514	255	2	—	1,249
Add:
General and administrative expenses	261	148	159	39	279	885
Franchise and property expenses	51	22	32	3	—	107
Franchise advertising and other services expense	472	510	268	2	—	1,251
Refranchising (gain) loss	—	—	—	—	(33)	(33)
Other (income) expense	1	—	(9)	1	(8)	(15)
Company restaurant profit (loss)	$85	$199	$(2)	$34	$(11)	$306
Company sales	$721	$848	$20	$385	$—	$1,974
Company restaurant margin %	11.9%	23.5%	(9.2)%	8.7%	N/A	15.5%

Items Impacting Reported Results and Reasonably Likely to Impact Future Results

The following items impacted reported results in 2026 and/or 2025 and/or are reasonably likely to impact future results. See also the Detail of Special Items in this MD&A for other items impacting results in 2026 or 2025.

Public Health Issue

Sales at Taco Bell U.S. were negatively impacted in the quarter ended September 30, 2026 by an industry-wide food safety issue. This impact resulted in U.S. same store sales for the quarter of (-4%) and Company restaurant margins in the U.S. of 20.5%. From the low point in July, Taco Bell U.S. same-store sales strengthened week after week, and since the end of September, the brand has returned to outperforming the U.S. quick-service restaurant industry on same-store sales growth. More recently, same-store sales growth for the trailing four weeks ended October 30, 2026 was approximately 3%. Given current sales trends and our projections, we currently expect Taco Bell Division Company restaurant margins for the quarter ended December 31, 2026 in the range of 21.5% to 23.5%.

Pizza Hut Strategic Options Review & Divestitures

In 2025, we began a review of strategic options for the Pizza Hut brand. The objective of the review was to create value for YUM, Pizza Hut and its franchisees by determining the optimal approach to best capitalize on Pizza Hut's structural advantages — strong brand equity, experienced franchise partners and meaningful scale — in the highly fragmented pizza market. We incurred certain costs during the quarters and years to date ended September 30, 2026 and 2025 associated with this strategic review (see Detail of Special Items section of this MD&A).

Additionally, in January 2026, we launched the Hut Forward program that represented a bridge to a longer-term acceleration of the Pizza Hut brand. This program included alignment on a vibrant marketing plan, modernization of certain technology and franchise agreements and a YUM contribution to marketing support, along with the approval of some targeted closures of underperforming units. The YUM contribution for incremental marketing in the quarter ended March 31, 2026 was recognized as advertising expense in the Pizza Hut Division through September 1, 2026.

On August 7, 2026 and September 1, 2026, we completed the divestitures of Pizza Hut (see Detail of Special Items section of this MD&A).

KFC Division

The KFC Division has 35,421 units, 90% of which are located outside the U.S. Additionally, 99% of the KFC Division units were operated by franchisees as of September 30, 2026.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2026	2025	Reported		Ex FX		2026	2025	Reported		Ex FX
System Sales	$10,046	$9,340	8		6		$28,941	$26,401	10		6
Same-Store Sales Growth (Decline) %	1	3	N/A		N/A		2	2	N/A		N/A

Company sales	$274	$259	6		4		$804	$721	12		7
Franchise and property revenues	497	459	8		7		1,435	1,303	10		7
Franchise contributions for advertising and other services	177	161	9		8		511	478	7		3
Total revenues	$948	$879	8		6		$2,750	$2,501	10		6

Company restaurant profit	$34	$36	(5)		(8)		$93	$85	9		3
Company restaurant margin %	12.3%	13.7%	(1.4)	ppts.	(1.5)	ppts.	11.6%	11.9%	(0.3)	ppts.	(0.5)	ppts.

G&A expenses	$90	$92	2		2		$264	$261	(1)		1
Franchise and property expenses	21	15	(39)		(40)		57	51	(12)		(10)
Franchise advertising and other services expense	174	160	(8)		(7)		503	472	(7)		(2)
Operating Profit	$425	$388	9		8		$1,217	$1,082	13		8

			% Increase (Decrease)
Unit Count	9/30/2026	9/30/2025
Franchise	34,906	32,463	8
Company-owned	515	488	6
Total	35,421	32,951	7

Company sales and Company restaurant margin %

The quarterly increase in Company sales, excluding the impacts of foreign currency translation, was driven by unit growth, acquisitions of restaurant from franchisees and Company same-store sales growth of 1%.

The year to date increase in Company sales, excluding the impacts of foreign currency translation, was driven by Company same-store sales growth of 3%, unit growth and acquisitions of restaurants from franchisees.

The quarterly and year to date decreases in Company restaurant margin percentage were driven by higher restaurant operating costs and lower margins associated with new builds including Saucy branded restaurants inside the U.S., partially offset by Company same-store sales growth.

Franchise and property revenues

The quarterly and year to date increases in Franchise and property revenues, excluding the impacts of foreign currency translation, were driven by unit growth and franchise same-store sales growth of 1% and 2% for the quarter and year to date, respectively.

G&A

The quarterly decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower professional fees.

The year to date decrease in G&A, excluding the impacts of foreign currency translation, was driven by lower expenses related to our annual incentive compensation programs and lower professional fees, partially offset by higher headcount and salaries.
Operating Profit

The quarterly and year to date increases in Operating Profit, excluding the impacts of foreign currency translation, were driven by same-store sales growth and unit growth, partially offset by higher restaurant operating costs and higher bad debt expense.

Taco Bell Division

The Taco Bell Division has 9,102 units, 86% of which are in the U.S. The Company owned 8% of the Taco Bell Division units in the U.S. as of September 30, 2026.

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2026	2025	Reported		Ex FX		2026	2025	Reported		Ex FX

System Sales	$4,292	$4,368	(2)		(2)		$13,363	$12,623	6		6
Same-Store Sales Growth %	(4)	7	N/A		N/A		4	7	N/A		N/A

Company sales	$354	$298	19		19		$1,122	$848	32		32
Franchise and property revenues	245	254	(3)		(3)		767	735	4		4
Franchise contributions for advertising and other services	171	178	(4)		(4)		530	514	3		3
Total revenues	$770	$730	5		5		$2,420	$2,098	15		15

Company restaurant profit	$72	$71	1		1		$262	$199	31		31
Company restaurant margin %	20.2%	23.7%	(3.5)	ppts.	(3.5)	ppts.	23.4%	23.5%	(0.1)	ppts.	(0.1)	ppts.

G&A expenses	$52	$50	(4)		(4)		$158	$148	(7)		(7)
Franchise and property expenses	11	8	(39)		(38)		27	22	(23)		(22)
Franchise advertising and other services expense	169	177	5		5		529	510	(4)		(4)
Operating Profit	$255	$267	(5)		(4)		$846	$770	10		10

			% Increase (Decrease)
Unit Count	9/30/2026	9/30/2025
Franchise	8,424	8,288	2
Company-owned	678	528	28
Total	9,102	8,816	3

Company sales and Company restaurant margin %

The quarterly increase in Company sales was driven by acquisitions of restaurants from franchisees and unit growth, offset by a company same-store sales decline of 7%.

The year to date increase in Company sales was driven by acquisitions of restaurants from franchisees, unit growth and company same-store sales growth of 1%.

The quarterly restaurant margin percentage decrease was driven by higher labor, higher other restaurant operating costs, commodity inflation (primarily beef) and a same store sales decline, partially offset by the margin percentages of restaurants acquired from franchisees.

The year to date restaurant margin percentage decrease was driven by higher labor, higher other restaurant operating costs and commodity inflation (primarily beef), partially offset by same store sales growth and the margin percentages of restaurants acquired from franchisees.

Franchise and property revenues

The quarterly decrease in Franchise and property revenues was driven by a franchise same-store sales decline of 3% and the impact of our acquisition of restaurants from franchisees, partially offset by unit growth.

The year to date increase in Franchise and property revenues was driven by franchise same-store sales growth of 4% and unit growth, partially offset by the impact of our acquisition of restaurants from franchisees.

G&A

The quarterly increase in G&A was driven by higher legal and professional fees and higher headcounts including headcount associated with operating restaurants acquired from franchisees, partially offset by lower expenses related to our annual incentive compensation programs.

The year to date increase in G&A was driven by higher headcounts including headcount associated with operating restaurants acquired from franchisees, higher legal and professional fees and higher digital and technology expenses, partially offset by lower expenses related to our annual incentive compensation programs.

Operating Profit

The quarterly decrease in Operating Profit was driven by a same store sales decline and higher restaurant operating costs, partially offset by the impact of restaurants acquired from franchisees and unit growth.

The year to date increase in Operating Profit was driven by same store sales growth, the impact of restaurants acquired from franchisees and unit growth, partially offset by higher restaurant operating costs and higher G&A.

Pizza Hut Division

	Quarter ended						Year to date
			% B/(W)						% B/(W)
	2026	2025	Reported		Ex FX		2026	2025	Reported		Ex FX

Company sales	$26	$9	177		177		$89	$20	350		343
Franchise and property revenues	109	146	(25)		(25)		394	436	(10)		(11)
Franchise contributions for advertising and other services	67	85	(21)		(21)		226	255	(11)		(11)
Total revenues	$202	$240	(16)		(16)		$709	$710	—		(1)

Company restaurant profit (loss)	$2	$(1)	291		290		$3	$(2)	290		287
Company restaurant margin %	8.4%	(12.2)%	20.6	ppts.	20.6	ppts.	3.9%	(9.2)%	13.1	ppts.	13.1	ppts.

G&A expenses	$43	$50	14		14		$159	$159	—		1
Franchise and property expenses	18	11	(72)		(72)		49	32	(53)		(52)
Franchise advertising and other services expense	69	89	22		22		240	268	10		10
Operating Profit	$50	$84	(41)		(41)		$184	$239	(23)		(24)

Pizza Hut Results

Other than the impact on the quarter and year to date ended September 30, 2026 from only including the operations of Pizza Hut within our results prior to the dates of the divestitures of the business, significant factors impacting the comparability of above results include:

•Higher Company sales and G&A expenses due to operating restaurants acquired from franchisees.

•Higher Franchise and property expenses driven by advertising costs associated with the Pizza Hut U.S. Hut Forward program and increased bad debt expense.

Habit Burger & Grill Division

The Habit Burger & Grill Division has 390 units, all of which are in the U.S. The Company owned 79% of the Habit Burger & Grill Division units as of September 30, 2026.

	Quarter ended			Year to date
			% B/(W)			% B/(W)
	2026	2025	Reported	2026	2025	Reported
System Sales	$170	$166	3	$513	$486	5
Same-Store Sales Growth (Decline) %	Even	1	N/A	3	(2)	N/A
Total revenues	$134	$134	—	$403	$395	2
Operating Profit (Loss)	$(1)	$(2)	48	$(12)	$—	NM

Unit Count	9/30/2026	9/30/2025	% Increase (Decrease)
Franchise	83	75	11
Company-owned	307	302	2
Total	390	377	3

Corporate & Unallocated

	Quarter ended				Year to date
(Expense) / Income	2026	2025	% B/(W)		2026	2025	% B/(W)
Corporate and unallocated G&A	$(108)	$(77)	(41)		$(332)	$(279)	(19)
Unallocated Company restaurant expenses	(11)	(4)	(146)		(36)	(11)	(225)
Unallocated Franchise and property revenues	—	(4)	NM		—	(5)	NM
Unallocated Refranchising gain (loss)	22	17	29		24	33	(27)
Gain on Pizza Hut divestitures (See Note 3)	1,683	—	NM		1,683	—	NM
Unallocated Other income (expense) (See Note 6)	3	(3)	NM		42	8	NM
Investment income (expense), net	—	—	NM		6	1	NM
Other pension income (expense)	(2)	(1)	(121)		(2)	—	(563)
Interest expense, net	(120)	(124)	4		(377)	(368)	(3)
Income tax (provision) (See Note 8)	(572)	(144)	(296)		(335)	(446)	25
Effective tax rate (See Note 8)	26.1%	26.7%	0.6	ppts.	10.3%	30.3%	20.0	ppts.

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

Interest expense, net

The quarterly decrease in Interest expense, net was driven by higher interest income, primarily due to interest earned on the proceeds from the divestitures of the Pizza Hut business.

The year to date increase in Interest expense, net was driven by higher outstanding borrowings.

Consolidated Cash Flows

Net cash provided by operating activities was $1,398 million in 2026 versus $1,393 million in 2025. The change was primarily driven by an increase in Operating Profit before Special Items offset by higher income tax payments and higher incentive compensation payments.

Net cash provided by investing activities was $2,155 million in 2026 versus net cash used in investing activities of $208 million in 2025. The change was primarily driven by current year proceeds from the Pizza Hut divestitures and lower current year spending on franchise restaurant acquisitions, partially offset by lapping maturities of short-term investments in the prior year.

Net cash used in financing activities was $2,180 million in 2026 versus $822 million in 2025. The change was primarily driven by higher current year share repurchases and current year net debt repayments.

Consolidated Financial Condition

Our Condensed Consolidated Balance Sheet was impacted by the sale of the assets and liabilities associated with the Pizza Hut divestitures (See Note 3). The most significant balance sheet amounts included in the carrying values of the divestitures included Accounts receivable, net, Goodwill, Intangible assets, net, Other assets, Accounts payable and other current liabilities and Other liabilities and deferred credits.

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

To the extent operating cash flows plus other sources of cash do not cover our anticipated cash needs, we maintain a $1.5 billion Revolving Facility under our Credit Agreement which was undrawn as of September 30, 2026. Borrowings under our Revolving Facility in 2026 had original maturities of three months or less. We believe that our ongoing cash from operations, cash on hand, which was $2.1 billion at September 30, 2026, and availability under our Revolving Facility will be sufficient to fund our cash requirements over the next twelve months.

During the quarter ended September 30, 2026, we completed our previously announced transactions to sell the Pizza Hut brand for approximately $2.4 billion in net proceeds (see Note 3). A portion of these proceeds was used to pay down $675 million in drawings on the Revolving Facility in the quarter ended September 30, 2026. The majority of the remainder of these proceeds is being used for share repurchases with timing subject to market conditions.

During the quarter ended September 30, 2026, we entered into an operating lease that has not yet commenced with estimated future nominal lease payments of approximately $165 million related to the relocation of our Taco Bell and Habit Burger & Grill headquarters. The lease is expected to commence in 2027 with a lease term, excluding renewals, through 2043.

Except as discussed above, there have been no material changes to the disclosures made in Item 7 of the Company's 2025 Form 10-K regarding our material cash requirements. Due to the ongoing significance of our debt obligations, we are providing the update below.

Debt Obligations and Interest Payments

As of September 30, 2026, approximately 97%, including the impact of interest rate swaps, of our $11.5 billion of total debt outstanding, excluding the Revolving Facility balance, finance leases and debt issuance costs and discounts, is fixed with an effective overall interest rate of approximately 4.5%. We target a capital structure which we believe provides an attractive balance between optimized interest rates, duration and flexibility with diversified sources of liquidity and maturities spread over multiple years and as mentioned above, we expect to maintain our net leverage ratio at approximately 4.0x EBITDA over the medium term by issuing incremental debt as our business grows. We have credit ratings of BB+ (Standard & Poor's)/Ba2 (Moody's).

The following table summarizes the future maturities of our outstanding long-term debt, excluding finance leases and debt issuance costs and discounts, as of September 30, 2026.

	2026	2027	2028	2029	2030	2031	2032	2037	2043	Total
Securitization Notes		$884	$595	$590	$1,000	$737	$500			$4,306
Credit Agreement	$7	34	1,424	438						1,902
Revolving Facility				—						—
Subsidiary Senior Unsecured Notes		750								750
YUM Senior Unsecured Notes					800	1,050	2,100	$325	$275	4,550
Total	$7	$1,668	$2,019	$1,027	$1,800	$1,787	$2,600	$325	$275	$11,508

A Term Loan A Facility that is part of the Credit Agreement and the Revolving Facility will mature on the earliest of (i) April 26, 2029, (ii) the date that is 91 days prior to the March 15, 2028 maturity of the existing Term Loan B Facility if more than $250 million of such Term Loan B Facility remains outstanding as of such date or (iii) the date that is 91 days prior to the June

1, 2027 maturity of the existing Subsidiary Senior Unsecured Notes if more than $250 million of such Subsidiary Senior Unsecured Notes remain outstanding as of such date. Given the $750 million in Subsidiary Senior Unsecured Notes outstanding as of September 30, 2026, the maturity date of the Term Loan A Facility and the Revolving Facility will occur less than 12 months from the balance sheet date of these Condensed Consolidated Financial Statements if the Company has not paid nor refinanced at least $500 million of the Subsidiary Senior Unsecured Notes 91 days prior to June 1, 2027. As such, the outstanding borrowings of the Term Loan A Facility and the Revolving Facility as of September 30, 2026 have been classified as Short-term borrowings in the Condensed Consolidated Balance Sheets as of September 30, 2026. We expect to refinance the $750 million of the existing Subsidiary Senior Unsecured Notes before 91 days prior to June 1, 2027, and as such, the table above reflects the April 26, 2029 anticipated repayment date for the Term Loan A Facility and the Revolving Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the quarter ended September 30, 2026, to the disclosures made in Item 7A of the Company’s 2025 Form 10-K.

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

Changes in Internal Control

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2026.

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheets of Yum! Brands, Inc. and subsidiaries (YUM) as of September 30, 2026, the related condensed consolidated statements of income, comprehensive income, and shareholders’ deficit for the three-month and nine-month periods ended September 30, 2026 and 2025, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2026

PART II – OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 15 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, except for those as updated in Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2026, with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

Fiscal Periods	Total number of shares purchased (thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (millions)
7/1/26-7/31/26	—	$—	—	$4,389

8/1/26-8/31/26	1,892	$149.22	1,892	$4,107

9/1/26-9/30/26	1,833	$142.18	1,833	$3,846
Total	3,725	$145.74	3,725

In June 2026, our Board of Directors authorized share repurchases of up to $4 billion (excluding applicable transaction fees and excise taxes) of our outstanding Common Stock through June 30, 2028. The new authorization took effect during the quarter ended September 30, 2026 upon the exhaustion of a prior authorization approved in May 2024. As of September 30, 2026, we have remaining capacity to repurchase up to $3.8 billion of Common Stock under the June 2026 authorization.

Item 5. Other Information

Securities Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 (c) of Regulation S-K.

Item 6. Exhibits

(a)	Exhibit Index

	Exhibit No.	Exhibit Description

10.1
Amended and Restated Master License Agreement, dated as of August 7, 2026, by and between YRI China Franchising, LLC and Yum Restaurants Consulting (Shanghai) Company Limited, which is incorporated by reference from Exhibit 10.1 to YUM's Report on Form 8-K filed on August 7, 2026.

10.2
Guaranty, dated as of August 7, 2026, by Yum China Holdings, Inc., in favor of YRI China Franchising LLC, which is incorporated by reference from Exhibit 10.2 to YUM's Report on Form 8-K filed on August 7, 2026.

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

YUM! BRANDS, INC.
(Registrant)

Date:	November 6, 2026	/s/ David Russell
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)